Form 10-Q
period 2011-06-30
Customers Bancorp, Inc.
filed 2011-09-26
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

__________
(Commission file number)

CUSTOMERS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	27-2290659
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1015 Penn Avenue
Suite 103
Wyomissing PA 19610
(Address of principal executive offices)

(610) 933-2000
(Issuer’s telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            ☐            No            ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes            ☒            No            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            ☐       No            ☒

On September 26, 2011, 7,508,608 shares of the registrant's Common Stock were outstanding, and 2,278,298 shares of the registrant’s Class B Non-Voting Common Stock were outstanding.

EXPLANATORY NOTE

Customers Bancorp, Inc. (the “Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank”) into a bank holding company structure.  The Bancorp and Customers Bank (the “Bank”) entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank were exchanged on a three to one basis for shares of common stock of the Bancorp. The Bank became a wholly-owned subsidiary of the Bancorp (the “Reorganization).  The Bancorp described the Reorganization in its Form S-1 registration statement filed with the Securities and Exchange Commission (File No. 333-166225) and became effective on August 11, 2011. On September 6, 2011, the shareholders of the Bank voted on and approved the Reorganization that closed on September 17, 2011. Through June 30, 2011, the Bancorp had no operations and no assets, liabilities, equity or cash flows. The balance sheet, statement of operations and cash flows are presented herein solely to comply with the Bancorp’s reporting obligations under the Securities Exchange Act of 1934, as amended, including its obligations to provide financial statements in XBRL format pursuant to Regulation S-T.

Beginning on page 10 of this Quarterly Report on Form 10-Q, the Bancorp has presented supplemental financial information in the form of unaudited financial statements of Customers Bank, the predecessor entity that is the accounting acquirer.  The supplemental information is not the information of the Bancorp, and should not be construed as such.

Customers Bancorp, Inc.
Table of Contents

Part I

Item 1.	Customers Bancorp, Inc. Financial Statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011	4

	Supplemental Information – Customers Bank Financial Statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

PART II

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Not Applicable	51
Item 6.	Exhibits	52

SIGNATURES

Ex-31.1	Certification By Jay S. Sidhu Pursuant To Section 302

Ex-31.2	Certification By Thomas R. Brugger Pursuant To Section 302

Ex-32.1	Certification By Jay S. Sidhu Pursuant To Section 906

Ex-32.2	Certification By Thomas R. Brugger Pursuant To Section 906

CUSTOMERS BANCORP, INC.
UNAUDITED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$—	$—
Total assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding in 2011 and 2010	$—	$—
Common stock, no par value; 200,000,000 shares authorized;
no shares issued and outstanding in 2011 and 2010	—	—
Retained earnings	—	—
Total stockholders’ equity	—	—
Total liabilities and stockholders’ equity	$—	$—

CUSTOMERS BANCORP, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2011	For the period April 7, 2010 through June 30, 2010	Six months ended June 30, 2011	For the period April 7, 2010 through June 30, 2010
Total interest income	$—	$—	$—	$—
Total interest expense	—	—	—	—
Net interest income	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income (loss) after provision for loan losses	—	—	—	—
Non-interest income:	—	—	—	—
Non-interest expense:	—	—	—	—
(Loss) income before tax expense	—	—	—	—
Income tax expense	—	—	—	—
Net income (loss)	$—	$—	$—	$—
Basic earnings (loss) per share	$—	$—	$—	$—
Diluted earnings (loss) per share	$—	$—	$—	$—

CUSTOMERS BANCORP, INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2011	For the period April 7, 2010 through June 30, 2010
Cash Flows from Operating Activities
Net income (loss)	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:	—	—
Net Cash Provided by Operating Activities	—	—
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	—	—
Cash Flows from Financing Activities	—	—
Net Cash Provided by Financing Activities	—	—
Net (decrease) increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents - Beginning	—	—
Cash and Cash Equivalents - Ending	$—	$—

CUSTOMERS BANCORP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank) into a bank holding company structure.  Through June 30, 2011, the Bancorp has no operations and no assets, liabilities, equity or cash flows.  The unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“USGAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  The Bancorp’s unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for fair statement of the results of interim periods presented.

NOTE 2 – SUBSEQUENT EVENTS

The Bancorp and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank were exchanged on a three to one basis for shares of common stock of the Bancorp (the “Reorganization”).  Every three shares of the Bank’s outstanding common stock or Non-Voting common stock were converted into one share of the Bancorp’s common stock or Non-Voting common stock. The Bank became a wholly-owned subsidiary of the Bancorp.   The Bancorp is authorized to issue up to 100,000,000 shares of Common Stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.

In the Reorganization, the Bank’s issued and outstanding common stock of 22,525,825 shares and Class B Non-Voting common stock of 6,834,895 shares converted into 7,508,608 shares of the Bancorp’s common stock and 2,278,298 shares of the Bancorp’s Non-Voting common stock.   Outstanding warrants to purchase 1,410,732 shares of the Bank’s common stock with an weighted average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting common stock with an weighted average exercise price of $3.50 per share were converted into warrants to purchase 470,244 shares of the Bancorp’s common stock with a weighted average exercise price of $10.64 per share and warrants to purchase 81,034 shares of the Bancorp’s Class B Non-Voting common stock with a weighted average exercise price of $10.50 per share.  Outstanding stock options to purchase 2,552,404 shares of the Bank’s common stock with a weighted average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting common stock with a weighted average exercise price of $4.00 per share were converted into stock options to purchase 857,468 shares of the Bancorp’s common stock with a weighted average exercise price of $10.49 per share and stock options to purchase 77,167 shares of the Bancorp’s Class B Non-Voting common stock with a weighted average exercise price of $12.00 per share.

Berkshire Bancorp Acquisition

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. (BBI) and its subsidiary Berkshire Bank (collectively, Berkshire).  BBI serves Berks County, Pennsylvania through its five branches of its subsidiary Berkshire Bank.  Under the terms of the merger agreement, each outstanding share of BBI common stock (a total of 4,051,068) was exchanged for 0.1534 shares of Customers Bancorp, Inc. common stock, resulting in the issuance of 621,611 shares of the Bancorp common stock.  In addition, the Bancorp exchanged each share of BBI’s shares of Series A Preferred Securities and Series B Preferred Shares to the U.S. Treasury for one share of the Bancorp’s Fixed Rate Cumulative Preferred Stock for the issuance of 2,892 shares of Series A Preferred Stock and 145 shares of Series B Preferred Stock with a par value of $1.00 per share and a liquidation of $1,000 per share.  Cumulative dividends on the Series A Preferred Stock are 5% per year and Series B Preferred Stock are 9%.   Upon the assumption of the Series A and B preferred shares, the Bancorp paid $218 of cumulative dividends to the Treasury previously unpaid.  The Bancorp’s next scheduled dividend payment for the Series A and B Preferred Stock will be November 2011.  The total purchase price was approximately $10.9 million.

NOTE 2 – SUBSEQUENT EVENTS – (continued)

In addition, 774,571 warrants to purchase shares of BBI’s common stock were converted into warrants to purchase 118,853 shares of the Bancorp’s common stock with exercise prices ranging from $21.38 to $68.82 per share.  The warrants were extended for a five year period and will expire on September 17, 2016.  BBI’s operating results will be included in the Bancorp’s financial results from the date of acquisition, September 17, 2011.  BBI had total assets of $137 million, total loans of $103 million, and total deposits of $119 million at June 30, 2011.   The Bancorp is in the process of obtaining the fair values of the acquired assets and assumed liabilities to allocate the purchase price.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, providing additional guidance to creditors for evaluating troubled debt restructurings. The amendments clarify the guidance in ASC 310-40,   Receivables: Troubled Debt Restructurings by Creditors, which requires a creditor to classify a restructuring as a troubled debt restructuring (“TDR”) if (1) the restructuring includes a concession by the creditor to the borrower and (2) the borrower is experiencing financial difficulties. The amended guidance requires a creditor to consider all aspects of the restructuring to determine whether it has granted a concession. It further clarifies that a creditor must consider the probability that a debtor could default in the foreseeable future when determining whether the debtor is facing financial difficulty, even though the debtor may not be in default at the date of restructuring. This new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and requires a company to retrospectively evaluate all restructurings occurring on or after the beginning of the fiscal year of adoption to determine if the restructuring is a TDR.  Management is currently evaluating the impact of this new accounting guidance.

In May 2011, the FASB issued new accounting guidance on fair value measurement and disclosure requirements. This guidance is the result of work by the FASB and IASB to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). As a result, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The guidance is to be applied prospectively, and early application by public entities is not permitted. Adoption of the guidance is not expected to have a significant impact on the Bancorp’s financial statements.

In June 2011, the FASB issued accounting guidance updating the requirements regarding the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. This amendment will be applied prospectively and the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Adoption of the guidance is not expected to have a significant impact on the Bancorp’s financial statements.

SUPPLEMENTAL FINANCIAL INFORMATION OF CUSTOMERS BANK

Customer Bancorp, Inc. presents supplemental financial information, the financial statements of Customers Bank, which will be considered the accounting acquirer. The following are the unaudited financial statements of Customers Bank for the three and six months ended June 30, 2011 and 2010. This supplemental information is not the information of Customers Bancorp, Inc. and should not be construed as such.

CUSTOMERS BANK
BALANCE SHEETS
(dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Cash and due from banks	$5,041	$6,396
Interest earning deposits	95,993	225,635
Federal funds sold	674	6,693
Cash and cash equivalents	101,708	238,724
Investment securities available for sale, at fair value	251,255	205,828
Investment securities, held-to-maturity (fair value 2011 $395,837; 2010 $0)	381,818	—
Loans receivable held for sale	175,000	199,970
Loans receivable not covered by loss sharing agreements with the FDIC	576,949	514,087
Loans receivable covered under loss sharing agreements with the FDIC	149,867	164,885
Less: Allowance for loan losses	(13,946)	(15,129)
Total loans receivable, net	712,870	663,843
FDIC loss sharing receivable	12,634	16,702
Bank premises and equipment, net	5,232	5,302
Bank owned life insurance	26,321	25,649
Other real estate owned (2011 $ 3,020; 2010 $5,342 covered under loss sharing agreements with the FDIC)	5,918	7,248
Accrued interest receivable and other assets	21,423	11,141
Total assets	$1,694,179	$1,374,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$81,602	$72,268
Interest bearing	1,324,751	1,173,422
Total deposits	1,406,353	1,245,690
Securities sold under agreements to repurchase	125,000	—
Other borrowings	27,000	11,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	10,449	10,577
Total liabilities	1,570,802	1,269,267
Stockholders’ equity:
Preferred stock, par value $1,000 per share; 1,000,000 shares authorized; no shares issued and outstanding in 2011 and 2010	—	—
Common stock, par value $1.00 per share; 100,000,000 shares authorized;
shares issued and outstanding 2011 – 29,360,720; 2010 – 25,194,041	29,361	25,194
Additional paid in capital	83,025	71,336
Retained earnings	8,975	10,506
Accumulated other comprehensive income (loss)	2,016	(1,896)
Total stockholders’ equity	123,377	105,140
Total liabilities and stockholders’ equity	$1,694,179	$1,374,407

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANK
UNAUDITED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Loans receivable, including fees	$10,203	$5,225	$19,727	$8,696
Investment Securities, taxable	4,351	431	6,368	818
Investment Securities, non-taxable	21	28	43	66
Other	122	70	398	94
Total interest income	14,697	5,754	26,536	9,674

Interest expense:
Deposits	5,646	2,014	11,096	3,545
Securities sold under repurchase agreements	7	—	7	—
Other borrowings	137	110	242	216
Total interest expense	5,790	2,124	11,345	3,761
Net interest income	8,907	3,630	15,191	5,913
Provision for loan losses	2,850	1,100	5,650	5,472
Net interest income after provision for loan losses	6,057	2,530	9,541	441
Non-interest income:
Service fees	138	78	307	206
Mortgage warehouse transactional fees	1,277	547	2,388	703
Bank owned life insurance	243	58	864	116
Gains on sales of securities	—	774	—	1,076
Accretion of FDIC loss sharing receivable	800	—	1,709	—
Other	61	55	387	64
Total non-interest income	2,519	1,512	5,655	2,165
Non-interest expense:
Salaries and employee benefits	3,944	1,777	8,064	3,221
Occupancy	756	325	1,487	633
Technology, communication and bank operations	820	353	1,470	710
Advertising and promotion	205	232	433	328
Professional services	1,254	328	2,608	698
FDIC assessments, taxes, and regulatory fees	430	339	1,253	615
Loan workout and other real estate owned	390	156	862	643
Other	567	102	1,181	297
Total non-interest expense	8,366	3,612	17,358	7,145
Income (loss) before tax expense (benefit)	210	430	(2,162)	(4,539)
Income tax expense (benefit)	65	—	(631)	—
Net income (loss)	$145	$430	$(1,531)	$(4,539)
Basic earnings (loss) per share	$0.00	$0.02	$(0.05)	$(0.29)
Diluted earnings (loss) per share	$0.00	$0.02	$(0.05)	$(0.29)

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANK
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2011 and 2010
(dollar amounts in thousands, except per share data)

	Number of shares of common stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2010	25,194,041	$25,194	$71,336	$10,506	$(1,896)	$105,140

Comprehensive income:
Net loss	—	—	—	(1,531)	—	(1,531)
Change in net unrealized gains on investment securities available-for-sale, net of taxes	—	—	—	—	3,912	3,912
Total comprehensive income						2,381
Common stock shares issued	4,166,679	4,167	11,360	—	—	15,527
Stock-based compensation expense	—	—	329	—	—	329

Balance, June 30, 2011	29,360,720	$29,361	$83,025	$8,975	$2,016	$123,377

	Number of shares of common stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	5,522,706	$5,522	$29,243	$(13,229)	$(33)	$21,503

Comprehensive loss:
Net loss	—	—	—	(4,539)	—	(4,539)
Change in net unrealized losses on securities available- for-sale, net of taxes	—	—	—	—	(4)	(4)
Total comprehensive loss	—	—	—	—		(4,543)
Stock-based compensation expense	—	—	92	—	—	92
Common stock shares issued	14,859,216	14,860	33,747	—	—	48,607

Balance, June 30, 2010	20,381,922	$20,382	$63,082	$(17,768)	$(37)	$65,659

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANK
UNAUDITED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands, except per share data)

Six months ended June 30,	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(1,531)	$(4,539)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	5,650	5,472
Provision for depreciation and amortization	614	357
Net amortization (accretion) of investment securities premiums and discounts	(28)	98
Gain on sales of investment securities	—	(1,076)
Gain on sale of SBA loan	(78)	—
Accretion of fair value discounts, net	(311)	—
Increase in FDIC loss sharing receivables	(1,709)	—
Fair value adjustments on other real estate owned	197	342
Earnings on investment in bank owned life insurance	(864)	(116)
Stock-based compensation expense	329	92
Origination of loans held for sale	(1,080,828)	—
Proceeds from the sale of loans held for sale	1,105,798	—
(Increase) decrease in accrued interest receivable and other assets	(56)	340
(Decrease) increase in other liabilities	(2,143)	458
Net Cash Provided by Operating Activities	25,040	1,428
Cash Flows from Investing Activities
Purchases of investment securities available-for-sale	(49,961)	(101,634)
Purchases of investment securities held-to-maturity	(396,847)	—
Proceeds from maturities and principal repayments on investment securities held–to- maturity	15,071	—
Proceeds from maturities and principal repayments on investment securities available-for-sale	10,447	4,727
Proceeds from sales of securities available-for-sale	—	130,483
Net increase in loans	(59,885)	(244,888)
Purchases of bank premises and equipment	(544)	(1,090)
Purchase of restricted stock	(10,040)	(1,003)
Proceeds from the sale of an SBA loan	1,465	—
Reimbursements under FDIC loss sharing agreements	5,777	—
Proceeds from sales of foreclosed real estate	5,079	268
Proceeds from bank owned life insurance	192	—
Net Cash Used in Investing Activities	(479,246)	(213,137)
Cash Flows from Financing Activities
Net increase in deposits	160,663	239,100
Net increase in short-term borrowings	141,000	—
Proceeds from issuance of common stock	15,527	48,607
Net Cash Provided by Financing Activities	317,190	287,707
Net (decrease) increase in Cash and Cash Equivalents	(137,016)	75,998
Cash and Cash Equivalents - Beginning	238,724	68,807
Cash and Cash Equivalents - Ending	$101,708	$144,805
Supplementary Cash Flows Information
Interest paid	$11,344	$3,605
Income taxes (refund) paid	2,816	—
Transfers of loans to other real estate owned	3,948	3,296

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANK
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 1 - BASIS OF PRESENTATION

This quarterly report presents the financial statements of Customers Bank (the “Bank”).  The accounting and reporting policies of the Bank conform with accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry.

The Bank’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals, that are, in the opinion of management, necessary for fair statement of the results of interim periods presented. The results of operations for the three and six months ended June 30, 2011 presented do not necessarily indicate the results that the Bank will achieve for all of 2011. These interim financial statements should be read in conjunction with the financial statements and accompanying notes that are presented in the financial statements for the Bank for the year ended December 31, 2010.

The financial information in this quarterly report has been prepared in accordance with the Bank’s customary accounting practices. Certain information and footnote disclosures required under US GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain amounts reported in the 2010 financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications did not significantly impact Customers Bank’s financial position or results of operations.

The Bank evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued. The Bank is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY

Reorganization into Customers Bancorp, Inc.

Customers Bancorp, Inc. (the Bancorp) and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank were exchanged on a three to one basis for shares of common stock and Non-Voting common stock of the Bancorp. The Bank became a wholly-owned subsidiary of the Bancorp (the “Reorganization”).  The Bancorp is authorized to issue up to 100,000,000 shares of Common Stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.

In the Reorganization, the Bank’s issued and outstanding shares of common stock of 22,525,825 shares and Class B Non-Voting common stock of 6,834,895 shares converted into 7,508,608 shares of the Bancorp’s common stock and 2,278,298 shares of the Bancorp’s Non-Voting common stock.   Outstanding warrants to purchase 1,410,732 shares of the Bank’s common stock with an weighted average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting common stock with an weighted average exercise price of $3.50 per share were converted into warrants to purchase 470,244 shares of the Bancorp’s common stock with a weighted average exercise price of $10.64 per share and warrants to purchase 81,034 shares of the Bancorp’s Class B Non-Voting common stock with a weighted average exercise price of $10.50 per share.  Outstanding stock options to purchase 2,572,404 shares of the Bank’s common stock with a weighted average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s the Class B Non-Voting common stock with a weighted average exercise price of $4.00 per share were converted into stock options to purchase 857,468 shares of the Bancorp’s common stock with a weighted average exercise price of $10.49 per share and stock options to purchase 77,167 shares of the Bancorp’s Class B Non-Voting common stock with a weighted average exercise price of $12.00 per share.

(Dollars in thousands except for per share data)

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY (continued)

Berkshire Bancorp Acquisition

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. (“BBI”) and its subsidiary Berkshire Bank (collectively, “Berkshire”).  BBI served Berks County, Pennsylvania through the five branches of its subsidiary, Berkshire Bank.  Under the terms of the merger agreement, each outstanding share of BBI common stock (a total of 4,051,068) was exchanged for 0.1534 shares of the Bancorp common stock, resulting in the issuance of 621,611 shares of the Bancorp’s common stock.  In addition, the Bancorp exchanged each share of BBI’s shares of Series A Preferred Securities and Series B Preferred Shares to the U.S. Treasury for one share of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock for the issuance of 2,892 shares of Series A Preferred Stock and 145 shares of Series B Preferred Stock with a par value of $1.00 per share with a liquidation of $1,000 per share.  Cumulative dividends on the Series A Preferred Stock are 5% per year and Series B Preferred Stock are 9%. Upon the assumption of the Series A and B preferred shares, the Bancorp paid $218 of cumulative dividends to the Treasury previously unpaid.  The Bancorp’s next scheduled dividend payment for the Series A and B Preferred Stock will be November 2011.  The total purchase price was approximately $10.9 million.

In addition, 774,571 warrants to purchase shares of BBI common stock were converted into warrants to purchase 118,853 shares of the Bancorp’s common stock with an exercise price ranging from $21.38 to $68.82 per share.  The warrants were extended for a five year period and will expire on September 17, 2016.  BBI’s operating results will be included in the Bancorp’s financial results from the date of acquisition, September 17, 2011.   BBI had total assets of approximately $137 million, total loans of $103 million, and total deposits of $119 million at June 30, 2011.   The Bancorp is in the process of obtaining the fair values of the acquired assets and assumed liabilities to allocate the purchase price.

NOTE 3 – EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings(loss) per share reflects the potential dilution that could occur if (i) options to purchase common stock were exercised and (ii) warrants to purchase common stock were exercised.  Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. The following are the components of the Bank’s earnings (loss) per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) allocated to common shareholders	$145	$430	$(1,531)	$(4,539)

Weighted average number of common shares outstanding - basic	29,360,720	20,381,922	28,478,112	15,588,436
Warrants	202,530	—	—	—
Stock-based compensation plans	364,726	—	—	—

Weighted average number of common shares - diluted	29,927,976	20,381,922	28,478,112	15,588,436

Basic earnings (loss) per share	$0.00	$0.02	$(0.05)	$(0.29)

Diluted earnings (loss) per share	$0.00	$0.02	$(0.05)	$(0.29)

Stock options outstanding for 878,264 shares of common stock with exercise prices ranging from $4.00 to $11.00 per share and warrants for 33,591 shares of common stock with an exercise price of $5.50 per share for the three month period ended June 30, 2011 were not dilutive, because the exercise price was greater than the average market price.  Stock options outstanding for 2,803,904 shares of common stock with exercise prices ranging from $3.25 to $11.00 per share, restricted stock units for 106,876 shares of common stock and warrants for 1,653,834 shares of common stock for the six months ended June 30, 2011 were not dilutive due to losses.

(Dollars in thousands except for per share data)

NOTE 3 – EARNINGS PER SHARE – (continued)

Stock options to purchase 1,870,140 shares of common stock with an exercise price of $3.25 per share and warrants to purchase 1,541,783 shares of common stock with exercise prices ranging from $3.76 to $5.50 per share were outstanding and were not included in the computation of diluted earnings per share for the three months ended June 30, 2010 because the option exercise price was equal to or greater than the average market price. Stock options outstanding for 1,870,140 shares of common stock with an exercise price of $3.25 per share and warrants to purchase 1,541,783 shares of common stock with exercise prices ranging from $3.76 to $5.50 per share for the six month periods ended June 30, 2010 were not dilutive due to losses.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury and government agencies	$1,635	$3	$(5)	$1,633
Mortgage-backed securities	243,818	3,936	(672)	247,082
Asset-backed securities	667	4	—	671
Municipal securities	2,080	—	(211)	1,869
	248,200	3,943	(888)	251,255
Held-to-Maturity:
Mortgage-backed securities
	381,818	14,019	—	395,837
	$381,818	$14,019	$—	$395,837

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale:
U.S. Treasury and government agencies	$1,711	$—	$(30)	$1,681
Mortgage-backed securities	204,182	561	(3,169)	201,574
Asset-backed securities	719	3	—	722
Municipal securities	2,088	—	(237)	1,851
	$208,700	$564	$(3,436)	$205,828

(Dollars in thousands except for per share data)

NOTE 4 – INVESTMENT SECURITIES (continued)

The following table shows proceeds from the sale of available for sale investment securities, gross gains and gross losses on those sales of securities:

	For the six months ended June 30,
	2011	2010
Proceeds from sale of available-for-sale investment securities	$—	$130,483
Gross gains	—	1,078
Gross losses	—	(2)

The following table shows investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	June 30, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,274	$1,270	$—	$—
Due after one year through five years	2,936	2,731	—	—
Due after five years through ten years	129	130	—	—
Due after ten years	43	42	—	—
	4,382	4,173	—	—

Mortgage-backed securities	243,818	247,082	381,818	395,837

Total investment securities	$248,200	$251,255	$381,818	$395,837

The Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Treasury and government agencies	$1,012	$(4)	$113	$(1)	$1,125	$(5)
Mortgage-backed securities	45,421	(585)	450	(87)	45,871	(672)
Municipal securities	—	—	1,869	(211)	1,869	(211)
Total investment securities available-for-sale	$46,433	$(589)	$2,432	$(299)	$48,865	$(888)

(Dollars in thousands except for per share data)

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Treasury and government agencies	$1,457	$(29)	$116	$(1)	$1,573	$(30)
Mortgage-backed securities	134,068	(3,104)	524	(65)	134,592	(3,169)
Municipal securities	—	—	1,851	(237)	1,851	(237)
Total investment securities available-for-sale	$135,525	$(3,133)	$2,491	$(303)	$138,016	$(3,436)

At June 30, 2011, there were eight available for sale investment securities in the less than twelve month category and six available for sale investment securities in the twelve month or more category. At December 31, 2010, there were thirty-three available-for-sale investment securities in the less than twelve month category and six available for sale investment securities in the twelve month or more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates, such as but not limited to changes in economic conditions and the liquidity of the market, subsequent to the acquisition of specific securities. The Bank does not intend to sell. In addition, the Bank does not believe that it will be more likely than not that the Bank will be required to sell the securities prior to maturity or market price recovery.

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of net loans receivable at June 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Construction	$48,290	$50,964
Commercial real estate	62,985	72,281
Commercial and industrial	12,135	13,156
Residential real estate	22,219	23,822
Manufactured housing	4,238	4,662
Total loans receivable covered under FDIC loss sharing agreements (1)	149,867	164,885
Construction	10,962	13,387
Commercial real estate	156,770	144,849
Commercial and industrial	43,158	35,942
Mortgage warehouse	235,420	186,113
Manufactured housing	98,338	102,924
Residential real estate	30,638	28,964
Consumer	1,299	1,581
Unearned origination costs, net	364	327
Total loans receivable not covered under FDIC loss sharing agreements	576,949	514,087
Allowance for loan losses	(13,946)	(15,129)
Loans receivable, net	$712,870	$663,843

(1)  Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout the financial statements.

(Dollars in thousands except for per share data)

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of June 30, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due(1)	Non- Accrual	Current(2)	Total Loans
Commercial and industrial	$317	$—	$317	$3,100	$39,741	$43,158
Commercial real estate	3,012	—	3,012	14,103	139,655	156,770
Construction	159	—	159	3,690	7,113	10,962
Residential real estate
First mortgages	210	—	210	640	10,164	11,014
Home equity	558	—	558	679	18,378	19,615
Acquired with credit deterioration	—	—	—	—	9	9
Consumer	16	—	16	47	1,236	1,299
Mortgage warehouse	—	—	—	—	235,420	235,420
Manufactured housing (3)	1,998	—	1,998	—	96,340	98,338

Total	$6,270	$—	$6,270	$22,259	$548,056	$576,585
(1) Loan balances do not include non-accrual loans.
(2) Loans where payments are due within 29 days of the scheduled payment date.
(3) Purchased manufactured housing loans are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of December 31, 2010:

	30-89 Days Past Due(1)	Greater Than 90 Days(1)	Total Past Due(1)	Non- Accrual	Current(2)	Total Loans

Commercial and industrial	$—	$—	$—	$705	$35,237	$35,942
Commercial real estate	3,545	—	3,545	15,739	125,565	144,849
Construction	51	—	51	4,673	8,663	13,387
Residential real estate
First mortgages	—	—	—	658	6,705	7,363
Home equity	400	—	400	467	20,702	21,569
Acquired with credit deterioration	—	—	—	32	—	32
Consumer	17	5	22	—	1,559	1,581
Mortgage warehouse	—	—	—	—	186,113	186,113
Manufactured housing (3)	2,698	—	2,698	—	100,226	102,924

Total	$6,711	$5	$6,716	$22,274	$484,770	$513,760

(1) Loan balances do not include non-accrual loans.
(2) Loans where payments are due within 29 days of the scheduled payment date.
(3) Purchased manufactured housing loans are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.

(Dollars in thousands except for per share data)

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

At June 30, 2011 and December 31, 2010, the Bank had other real estate owned that was not covered by loss sharing arrangements of $2,898 and $1,906, respectively.

Covered Nonaccrual Loans and Loans Past Due

The following table summarizes covered nonaccrual loans and past due loans, by class, as of June 30, 2011:

	30-89 Days Past Due (1)	Greater than 90 days (1)	Total past due (1)	Nonaccrual	Current(3)	Total
Commercial and industrial
Acquired with credit deterioration	$—	—	$—	$701	$523	$1,224
Remaining loans (2)	365	—	365	—	10,546	10,911
Commercial real estate
Acquired with credit deterioration	35	—	35	17,470	9,806	27,311
Remaining loans (2)	—	437	437	1,343	33,894	35,674
Construction
Acquired with credit deterioration	—	—	—	23,934	4,766	28,700
Remaining loans (2)	—	—	—	781	18,809	19,590
Residential real estate
Acquired with credit deterioration	—	—	—	3,680	1,647	5,327
First mortgages (2)	—	—	—	—	8,303	8,303
Home equity (2)	84	—	84	4	8,501	8,589
Manufactured housing
Acquired with credit deterioration	—	—	—	89	—	89
Remaining loans (2)	—	—	—	40	4,109	4,149
	$484	$437	$921	$48,042	$100,904	$149,867

(1) Loan balances do not include non-accrual loans.
(2) Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3) Loans where payments are due within 29 days of the scheduled payment date.

(Dollars in thousands except for per share data)

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

The following table summarizes covered nonaccrual loans and past due loans, by class, as of December 31, 2010:

	30-89 Days	Greater than	Total past	Non-
	Past Due (1)	90 days (1)	due (1)	accrual	Current(3)	Total

Commercial and industrial
Acquired with credit deterioration	$419	$—	$419	$1,790	$1,003	$3,212
Remaining loans (2)	53	—	53	—	9,891	9,944
Commercial real estate
Acquired with credit deterioration	1,215	—	1,215	15,242	23,778	40,235
Remaining loans (2)	795	—	795	433	30,818	32,046
Construction
Acquired with credit deterioration	3,884	—	3,884	19,869	—	23,753
Remaining loans (2)	—	—	—	1,912	25,299	27,211
Residential real estate
Acquired with credit deterioration	—	—	—	4,013	1,751	5,764
First mortgages (2)	—	—	—	—	8,254	8,254
Home equity (2)	248	—	248	4	9,552	9,804
Manufactured housing
Acquired with credit deterioration	—	—	—	95	7	102
Remaining loans (2)	113	—	113	96	4,351	4,560
	$6,727	$—	$6,727	$43,454	$114,704	$164,885

(1) Loan balances do not include non-accrual loans.
(2) Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3) Loans where payments are due within 29 days of the scheduled payment date.

Impaired Loans

The following table presents a summary of the impaired loans at June 30, 2011.
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,899	$2,899	$—	$2,555	$137
Commercial real estate	15,867	15,867	—	10,800	340
Construction	3,299	3,299	—	1,265	127
Consumer	—	—	—	—	—
Residential real estate	716	716	—	640	7

With an allowance recorded:
Commercial and industrial	4,552	4,552	1,193	4,357	130
Commercial real estate	14,432	14,432	3,917	9,981	520
Construction	3,420	3,420	1,581	3,347	9
Consumer	6	6	6	6	—
Residential real estate	666	666	358	608	10

Total	$45,857	$45,857	$7,055	$33,559	$1,280

(Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

The following table presents a summary of the impaired loans at December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$179	$179	$—	$83	$2
Commercial real estate	10,825	10,825	—	4,737	356
Construction	551	551	—	278	—
Consumer	—	—	—	—	—
Residential real estate	658	658	—	496	22

With an allowance recorded:
Commercial and industrial	7,382	7,382	1,456	6,383	462
Commercial real estate	18,185	18,293	6,551	11,715	857
Construction	6,168	6,168	2,006	6,198	168
Consumer	—	—	—	—	—
Residential real estate	620	620	305	668	16

Total	$44,568	$44,676	$10,318	$30,558	$1,883

Commercial and industrial, Commercial real estate, Residential real estate and Construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan. The following presents the credit quality tables as of June 30, 2011 and December 31, 2010 for the non-covered loan portfolio.

	June 30, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$31,555	$121,258	$4,824	$29,054
Special Mention	285	11,596	200	—
Substandard	10,990	22,214	4,866	1,584
Doubtful	328	1,702	1,072	—
Total	$43,158	$156,770	$10,962	$30,638

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$1,236	$235,420	$96,340
Nonperforming (1)	63	—	1,998
Total	$1,299	$235,420	$98,338

(1)	Defined as past due thirty or more days at June 30, 2011.

(Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$27,771	$107,480	$4,653	$27,566
Special Mention	534	8,500	1,416	—
Substandard	7,306	25,213	6,246	1,398
Doubtful	331	3,656	1,072	—
Total	$35,942	$144,849	$13,387	$28,964

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$1,559	$186,113	$100,226
Nonperforming (1)	22	—	2,698
Total	$1,581	$186,113	$102,924

(1)	Defined as past due thirty or more days at December 31, 2010.

The following presents the credit quality tables as of June 30, 2011 and December 31, 2010 for the covered loan portfolio.

	June 30, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$11,242	$35,328	$12,668	$16,858
Special Mention	192	8,274	7,642	1,677
Substandard	394	19,383	27,980	3,684
Doubtful	307
Total	$12,135	$62,985	$48,290	$22,219

Manufactured Housing
Performing	$4,109
Nonperforming (1)	129
Total	$4,238

(1)	Defined as past due thirty or more days at June 30, 2011.

 (Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$11,134	$38,431	$23,134	$17,219
Special Mention	1,060	16,118	19,573	3,214
Substandard	917	14,736	8,257	1,672
Doubtful	45	2,996	—	1,717
Total	$13,156	$72,281	$50,964	$23,822

Manufactured Housing
Performing	$4,358
Nonperforming (1)	304
Total	$4,662

(1)	Defined as past due thirty or more days at December 31, 2010.

Allowance for loan losses

The changes in the allowance for loan losses for the three and six months ended June 30, 2011 and the loans and allowance for loan losses by loan segment based on impairment method are as follows:

Three months ended June 30, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, April 1, 2011	$2,046	$11,183	$2,134	$816
Charge-offs	(1,461)	(3,731)	(914)	(105)
Recoveries	6	—	2	—
Provision for loan losses	1,354	(275)	1,257	896
Ending Balance, June 30, 2011	$1,945	$7,177	$2,479	$1,607
Six months ended June 30, 2011
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116
Charge-offs	(1,461)	(4,208)	(1,069)	(105)
Recoveries	6	5	2	—
Provision for loan losses	1,738	2,228	1,419	596
Ending Balance, June 30, 2011	$1,945	$7,177	$2,479	$1,607

Loans:
Individually evaluated for impairment	$7,451	$30,299	$6,719	$1,382
Collectively evaluated for impairment	46,617	162,141	23,834	46,138
Loans acquired with credit deterioration	1,225	27,311	28,699	5,337
Allowance for loan losses:
Individually evaluated for impairment	$1,193	$3,917	$1,581	$358
Collectively evaluated for impairment	350	2,878	582	1,185
Loans acquired with credit deterioration	402	382	316	64

(Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended June 30, 2011	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, April 1, 2011	$—	$12	$507	$600	$17,298
Charge-offs	—	—	—	—	(6,211)
Recoveries	—	1	—	—	15
Provision for loan losses	39	7	82	(510)	2,850
Ending Balance, June 30, 2011	$39	$20	$589	$90	$13,946
Six months ended June 30, 2011
Beginning Balance, January 1, 2011	$—	$11	$465	$596	$15,129
Charge-offs	—	(4)	—	—	(6,847)
Recoveries	—	1	—	—	14
Provision for loan losses	39	12	124	(506)	5,650
Ending Balance, June 30, 2011	$39	$20	$589	$90	$13,946

Loans:
Individually evaluated for impairment	$—	$6	$—	$—	$45,857
Collectively evaluated for impairment	102,487	1,293	235,420	—	617,934
Loans acquired with credit deterioration	89	—	—	—	62,661
Allowance for loan losses:
Individually evaluated for impairment	$—	$6	$—	$—	$7,055
Collectively evaluated for impairment	14	14	589	90	5,702
Loans acquired with credit deterioration	25	—	—	—	1,189

The non-covered manufactured housing portfolio was purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items.  At June 30, 2011, funds available for reimbursement, if necessary, are $8,181.   Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

(Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

The changes in the allowance for loan losses and the loans and allowance for the six months ended June 30, 2010 are as follows:

Three months ended June 30, 2010	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, April 1, 2010	$1,674	$6,285	$3,499	$1,458
Charge-offs	(250)	(823)	(686)	(396)
Recoveries
Provision for loan losses	382	791	(488)	65
Ending Balance, June 30, 2010	$1,806	$6,253	$2,325	$1,127
Six months ended June 30, 2010
Beginning Balance, January 1, 2010	$1,285	$4,689	$2,984	$974
Charge-offs	(250)	(1,526)	(1,026)	(396)
Recoveries	—	3	—	—
Provision for loan losses	771	3,087	367	549
Ending Balance, June 30, 2010	$1,806	$6,253	$2,325	$1,127
Loans:
Individually evaluated for impairment	$8,289	$19,609	$8,006	$1,838
Collectively evaluated for impairment	24,414	123,579	8,325	23,615
Loans acquired with credit deterioration	n/a	n/a	n/a	n/a
Allowance for loan losses:
Individually evaluated for impairment	$1,563	$4,813	$1,916	$420
Collectively evaluated for impairment	243	1,440	409	707
Loans acquired with credit deterioration	n/a	n/a	n/a	n/a

(Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended June 30, 2010	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, April 1, 2010	$43	$360	$45	$13,394
Charge-offs	(23)	—	—	(2,178)
Recoveries	—	—	—
Provision for loan losses	(9)	258	101	1,100
Transfers to reserve for unfunded commitments (a)			(50)	(50)
Ending Balance, June 30, 2010	$11	$618	$96	$12,236
Six months ended June 30, 2010
Beginning Balance, January 1, 2010	$49	$51	$—	$10,032
Charge-offs	(23)	—	—	(3,221)
Recoveries	—	—	—	3
Provision for loan losses	(15)	567	146	5,472
Transfers to reserve for unfunded commitments (a)			(50)	(50)
Ending Balance, June 30, 2010	$11	$618	$96	$12,236

Loans:
Individually evaluated for impairment	$—	$—	$—	$37,742
Collectively evaluated for impairment	3,489	247,185	—	430,607
Loans acquired with credit deterioration	n/a	n/a	n/a	n/a
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$8,712
Collectively evaluated for impairment	11	618	96	3,524
Loans acquired with credit deterioration	n/a	n/a	n/a	n/a

(a)
At June 30, 2010, the Bank had a reserve of $50,000 for unfunded commitments included within the allowance for loan losses.  The reserve for unfunded loan commitments was reclassified to Other Liabilities during the three months ended June 30, 2010.

The following table presents the changes in the accretable yield for the six months ended June 30, 2011:

	ISN Bank	USA Bank
Balance, beginning of period	$2,758	$4,418
Additions resulting from acquisition	—	—
Accretion to interest income	(310)	(720)
Disposals		(32)
Reclassification (to)/from nonaccretable difference	(33)	(364)

Balance, end of period	$2,415	$3,302

(Dollars in thousands except for per share data)

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

FDIC Loss Sharing Receivable

Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC loss sharing receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC loss sharing receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for loan and lease losses had been recorded.

The following table summarizes the activity related to the FDIC loss sharing receivable for the six months ended June 30, 2011:

Balance, beginning of period	$16,702
Acquisitions	—
Change in FDIC loss sharing receivable	1,709
Reimbursement from the FDIC	(5,777)
Balance, end of period	$12,634

In September 2011, the Bank received a reimbursement from the FDIC of $1,105.

NOTE 6 – BORROWINGS

During the second quarter 2011, the Bank entered into agreements to sell securities under agreements to repurchase for up to $400 million in total borrowings. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the balance sheet. The amount of the mortgage-backed securities underlying the agreements continues to be carried in the Bank's investment securities portfolio. The Bank has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Bank’s control.  At June 30, 2011, the Bank has $125,000 outstanding at an average rate of 0.30%.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2011, the Bank sold 3,095,000 shares of common stock and 1,026,500 shares of Class B Non-Voting Common Stock at $4.00 per share and 2,593,571shares of common stock and 501,429 shares of Class B Non-Voting Common Stock to the Bank’s Lead Investors at $3.50 per share.  The proceeds, net of offering costs were $15,527.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Stock Option Plan

Stock-based compensation expense of $278 and $92 was recognized for the six months ended June 30, 2011 and 2010, respectively. Unrecognized compensation expense related to the unvested stock options was approximately $2,399 at June 30, 2011, and is expected to be recognized over a period of 4.00 years.

During the six months ended June 30, 2011, the Bank granted to employees options to purchase 543,223 shares of common stock at an exercise price of $4.00 per share. The stock options vest over the next five anniversaries from the date of grant. The estimated fair value of the stock options granted using the following weighted average assumptions of a Black-Scholes option pricing: risk-free interest rate was 2.05%; an expected dividend yield 0%; an expected volatility was 20% and an expected life of seven years. The weighted average fair value of the options granted was estimated to be $1.33 per share.

(Dollars in thousands except for per share data)

NOTE 8 – EMPLOYEE BENEFIT PLANS – (continued)

Stock option activity under the Bank’s stock option plans at June 30, 2011 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2011	2,274,731	$3.46
Issued	543,223	4.00
Forfeited	(14,050)	8.07
Outstanding, June 30, 2011	2,803,904	$3.53	6.01	$1,450

Options exercisable at June 30, 2011	19,800	$10.57	4.49	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Bank’s latest sale price of $4.00 and the exercise price) multiplied by the number of in-the-money options.

Restricted Stock Units

The Bank granted restricted stock units to purchase 106,876 shares of common stock on February 17, 2011. These awards vest in three equal annual installments on the first, second and third anniversaries of the date of grant. The fair value of the restricted stock units granted on February 17, 2011 was $4.00 per share. Unrecognized compensation expense related to unvested restricted stock units was approximately $374 at June 30, 2011 and is expected to be recognized over a period of 2.87 years.  Stock-based compensation expense of $51 was recognized for the six months ended June 30, 2011, respectively. There were no grants of restricted stock units in the first six months of 2010.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Six months ended June 30,
	2011	2010

Unrealized holding gains on available for sale investment securities	$5,927	$1,072
Less: Reclassification adjustment for gains on sales of Investment securities recognized in the net income (loss)	—	1,076
Net unrealized (losses) gains	5,927	(4)
Income tax benefit (expense)	(2,015)
Other comprehensive income (loss), net	$3,912	$(4)

(Dollars in thousands except for per share data)

NOTE 10 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Management believes, as of June 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  The Bank’s capital amounts and ratios at June 30, 2011 and December 31, 2010 are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of June 30, 2011:
Total capital (to risk weighted assets)	$131,989	17.6%	≥	$59,974	≥	8.0%	≥	$74,968	≥	10.0%
Tier 1 capital (to risk weighted assets)	121,361	16.2%	≥	29,987	≥	4.0%	≥	44,981	≥	6.0%
Tier 1 capital (to average assets)	121,361	7.7%	≥	63,377	≥	4.0%	≥	79,221	≥	5.0%
As of December 31, 2010:
Total capital (to risk weighted assets)	$115,147	21.1%	≥	$43,571	≥	8.0%	≥	$53,464	≥	10.0%
Tier 1 capital (to risk weighted assets)	107,036	19.7%	≥	21,557	≥	4.0%	≥	32,335	≥	6.0%
Tier 1 capital (to average assets)	107,036	8.7%	≥	49,397	≥	4.0%	≥	61,747	≥	5.0%

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bank uses fair value measurements to record fair value adjustments to certain assets and to disclose the fair value of its financial instruments.  FASB ASC 825,   Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bank utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.  The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at June 30, 2011 and December 31, 2010:

Cash and cash equivalents:
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities:
The fair value of investment securities available-for-sale and held–to-maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

(Dollars in thousands except for per share data)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Loans held for sale:
The fair value of loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans receivable:
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired loans:
Impaired loans are those that are accounted for under FASB ASC 450, Contingencies, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FDIC loss sharing receivable:
The FDIC loss sharing receivable is measured separately from the related covered assets, as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC.

Accrued interest receivable and payable:
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities:
The fair values disclosed for deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings:
The carrying amounts of short-term borrowings approximate their fair values.  Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated debt:

Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Off-balance sheet financial instruments:

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

(Dollars in thousands except for per share data)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2011 and December 31, 2010.
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$101,708	$101,708	$238,724	$238,724
Investment securities, available-for-sale	251,255	251,255	205,828	205,828
Investment securities, held–to-maturity	381,818	395,837	—	—
Loans held for sale	175,000	175,000	199,970	199,970
Loans receivable, net	712,870	738,396	663,843	661,320
FDIC loss sharing receivable	12,634	12,634	16,702	16,702
Restricted stock	14,307	14,307	4,267	4,267
Accrued interest receivable	4,043	4,043	3,196	3,196
Liabilities:
Deposits	$1,406,353	$1,411,917	$1,245,690	$1,247,535
Subordinated debt	2,000	2,000	2,000	2,000
Borrowings	152,000	153,625	11,000	10,756
Accrued interest payable	1,658	1,658	1,657	1,657
Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	—	—	—	—
Unfunded commitments to fund mortgage warehouse lines	—	—	—	—
Standby letters of credit issued on the Bank’s behalf	—	—	—	—

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Bank’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, focusing on an exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

(Dollars in thousands except for per share data)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value

U.S. Treasury and government agencies	$—	$1,633	$—	$1,633
Mortgage-backed securities	80	247,002	—	247,082
Asset-backed securities	—	671	—	671
Municipal securities	—	1,869	—	1,869
	$80	$251,175	$—	$251,255

	December 31, 2010
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value

U.S. Treasury and government agencies	$—	$1,681	$—	$1,681
Mortgage-backed securities	39	201,535	—	201,574
Asset-backed securities	—	722	—	722
Municipal securities	—	1,851	—	1,851
	$39	$205,789	$—	$205,828

(Dollars in thousands except for per share data)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2011
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
Impaired loans, net of specific reserves of $7,055	$—	$—	$16,021	$16,021
Loans held for sale	—	175,000	—	175,000
Other real estate owned	—		5,918	5,918
	$—	$175,000	$21939	$196,939

	December 31, 2010
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
Impaired loans, net of specific reserves of $10,318	$—	$—	$22,695	$22,695
Loans held for sale	—	199,970	—	199,970
Other Real Estate Owned	—	—	7,248	7,248
	$—	$199,970	$29,943	$229,913

The above information should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only provided for a limited portion of the Bank’s assets.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bank’s disclosures and those of other companies may not be meaningful.

NOTE 12 - LEGAL CONTINGENCIES

On November 15, 2010, the Bank filed suit against Open Solutions, Inc. (“OSI”) in the United States District Court for the Eastern District of Pennsylvania, seeking damages for failure to assist in the conversion of system and customer information associated with the former USA Bank and requesting injunctive relief to compel OSI to assist with the deconversion of the former USA Bank's systems. OSI filed counterclaims against the Bank on November 24, 2010, asserting claims for breach of contract and breach of settlement agreement. In support of its breach of contract claim, OSI alleged that the Bank "assumed" the former-USA Bank agreements and is bound by those agreements. OSI claimed that it has sustained damages in excess of $1 million. the Bank disputed that it has any liability to OSI. Prior to trial, OSI dismissed with prejudice its settlement agreement claim.  Trial was held on February 24, 2011.

(Dollars in thousands except for per share data)

NOTE 12 - LEGAL CONTINGENCIES

On March 7, 2011, the Court ruled against the Bank and in favor of OSI as follows: judgment was entered against the Bank on OSI's claim that the agreements between OSI and USA Bank were assumed by the Bank and judgment was entered against the on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in the amount of $104 thousand; the Court found there was no breach of the second agreement by the Bank and no proof of damages.  OSI filed a motion for payment of legal fees and costs associated with the litigation, which are estimated to be around $205,000.  The Bank filed a motion with the District Court to vacate the judgment and to enter judgment in favor of the Bank on OSI's counterclaim.  In addition, the FDIC filed a motion to intervene in the litigation, and has also sought dismissal of OSI's counterclaims on jurisdictional grounds.  On May 3, 2011, the Court granted the FDIC's motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim.  On August 9, 2011, the District Court granted the FDIC's motion to dismiss and vacated the judgment entered against the Bank.  The Court denied the Bank's post-trial motion as moot because of the Court's vacatur of the judgment.  On September 2, 2011, OSI filed a notice of appeal to the United States Court of Appeals for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss.  The Third Circuit has not yet set a schedule for briefing or argument.

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, providing additional guidance to creditors for evaluating troubled debt restructurings. The amendments clarify the guidance in ASC 310-40,   Receivables: Troubled Debt Restructurings by Creditors, which requires a creditor to classify a restructuring as a troubled debt restructuring (TDR) if: (1) the restructuring includes a concession by the creditor to the borrower, and, (2) the borrower is experiencing financial difficulties. The amended guidance requires a creditor to consider all aspects of the restructuring to determine whether it has granted a concession. It further clarifies that a creditor must consider the probability that a debtor could default in the foreseeable future when determining whether the debtor is facing financial difficulty, even though the debtor may not be in default at the date of restructuring. This new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and requires a company to retrospectively evaluate all restructurings occurring on or after the beginning of the fiscal year of adoption to determine if the restructuring is a TDR.  Management is currently evaluating the impact of this new accounting guidance.

In May 2011, the FASB issued new accounting guidance on fair value measurement and disclosure requirements. This guidance is the result of work by the FASB and IASB to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). As a result, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The guidance is to be applied prospectively, and early application by public entities is not permitted. Adoption of the guidance is not expected to have a significant impact on the Bank’s financial statements.

In June 2011, the FASB issued accounting guidance updating the requirements regarding the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. This amendment will be applied prospectively and the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Adoption of the guidance is not expected to have a significant impact on the Bank’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and all attachments hereto as well as other written or oral communications made from time to time by the Bancorp and the Bank may contain certain forward-looking information within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” or “anticipates” or the negative thereof or comparable terminology, or by discussion of strategy that involve risks and uncertainties.  These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  This information is based on various assumptions that may not prove to be correct. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Bancorp and the Bank.  Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed.  Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this report and attachments hereto.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents referred to, the dates of those documents.  Neither the Bancorp nor the Bank undertakes any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Through June 30, 2011, the Bancorp had no operations and no assets, liabilities, equity or cash flows.  Therefore, no discussion or analysis will be provided with respect to financial condition and results of operations for the Bancorp.

Instead, the following management discussion analysis is provided supplementally for Customers Bank’s results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to the Bank’s financial condition and results of operations as of and for the six months ended June 30, 2011. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2010 included in the Registration Statement.

Critical Accounting Policies

The Bank has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements.  The Bank’s significant accounting policies are described in footnote 1 to its audited financial statements for the year ended December 31, 2010.

Certain accounting policies involve significant judgments and assumptions by the Bank that have a material impact on the carrying value of certain assets and liabilities.  The Bank considers these accounting policies to be critical accounting policies.  The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Actual results could differ from these estimates. There have been no material changes in the Bank’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in the Bancorp’s Registration Statement.

Results of Operations

Second quarter 2011 to second quarter 2010

The Bank had a net income of $145,000 for the three months ended June 30, 2011 compared to a net income of $430,000 for the three months ended June 30, 2010.  Diluted earnings per share were $0.02 for the three months ended June 30, 2010, a decrease of $0.02 per share when compared to the same period in 2011.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of the Bank’s earnings.  The following table summarizes the Bank’s net interest income and related spread and margin for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2011			2010
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Interest earning assets
Interest earning deposits	$119,167	$74	0.25%	$90,386	$55	0.24%
Federal funds sold	1,001	1	0.40%	8,878	4	0.18%
Investment securities, taxable	607,838	4,351	2.87%	53,178	431	3.25%
Investment securities, non taxable (B)	1,787	33	7.41%	2,653	49	7.41%
Loans (A) (B)	798,080	10,214	5.13%	433,817	5,225	4.83%
Restricted stock	11,556	46	1.60%	2,903	11	1.52%
Total interest earning assets	$1,539,429	$14,719	3.84%	$591,815	$5,775	3.91%
Interest-bearing liabilities
Interest checking	$16,017	$21	0.53%	$11,843	$17	0.58%
Money market	440,298	1,507	1.37%	155,687	701	1.81%
Other savings	12,782	21	0.66%	8,815	13	0.59%
Certificates of deposit	842,222	4,097	1.95%	298,040	1,283	1.73%
Total interest bearing deposits	1,311,319	5,646	1.73%	474,385	2,014	1.70%
Other borrowings	26,836	144	2.15%	14,769	110	2.99%
Total interest-bearing liabilities	1,338,155	5,790	1.74%	489,154	2,124	1.74%
Non-interest-bearing deposits	84,092	—	—	38,270	—
Total deposits & borrowings	$1,422,247	5,790	1.63%	$527,424	2,124	1.62%
Net interest earnings (B)		8,929			3,651
Tax equivalent adjustment		22			21
Net interest earnings		$8,907			$3,630
Interest spread			2.21%			2.29%
Net interest margin			2.32%			2.76%
Net interest margin tax equivalent (B)			2.33%			2.78%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Full tax equivalent basis, using a 34% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $8.9 million for the three months ended June 30, 2011 compared to $3.6 million for the same period in 2010, an increase of $5.3 million or 145.4%.  Interest income on loans, investments and interest earning deposits was $14.7 million in the first quarter of 2011 compared to $5.8 million in the same period of 2010, an increase of $8.9 million or 155.4%.   Interest expense on deposits and borrowed funds was $5.8 million in the three months ended June 30, 2011, an increase of $3.7 million or 172.6%, when compared to $2.1 million for the same period in 2010.   Average interest earning assets for 2011 increased $947.6 million from June 30, 2010 as the yield on interest earning assets decreased 7 basis points to 3.84% in the three months ended June 30, 2011 from 3.91% for the three months ended June 30, 2010.

Average interest earning deposits decreased to $119.2 million or 7.7% of total interest earning assets when compared to $380.5 million or approximately 27.0% of total interest earning assets during the first quarter 2011 and $90.4 million or 15.3% of total interest earning assets at June 30, 2010.  Average loans increased $57.1 million and average investments increased $332.4 million during the second quarter 2011.  The Bank continues to identify avenues with limited credit risk, to redeploy the interest earning cash into higher yielding assets.  During the first quarter 2011, approximately $400 million of US government agency CMOs were purchased using the excess cash held in the interest earning cash accounts.  This strategy coupled with growth in loans and deposit accounts is intended to boost the net interest margin back to a more normalized level.  Average interest earning assets increased approximately $80.0 million from the mortgage warehouse loan portfolio, $99.6 million from the manufactured housing loans purchased in August 2010, $552.8 million in investment securities and $141.0 million from the two FDIC acquisitions completed in the third quarter of 2010. The Bank continues to evaluate its short term strategies to enhance earnings, and the implementation of the five strategies that commenced in the first quarter of 2011.  These strategies are to grow the mortgage warehouse lending business, deploy excess cash from the deposit growth into investments and loans portfolios, reduce the costs of deposits, improve asset quality through aggressive management of stressed assets and to successfully integrate the Berkshire acquisition.

Average interest bearing liabilities increased $849.0 million to $1.34 billion at June 30, 2011 while the interest paid on these liabilities remained flat at 1.74% for the quarter.  Average interest bearing liabilities increased approximately $894.8 million from the 4 de novo branches opened during the second half of 2010, one de novo branch opened in January 2011 and approximately $149.2 million from the two FDIC acquisitions in the third quarter of 2010.     The cost of funds for the interest bearing liabilities remained relatively flat at 1.63% in the second quarter of 2011.

The key measure of the Bank’s net interest income is its net interest margin.  The Bank’s net interest margin increased 52 basis points during the second quarter to 2.33% from 1.81% for the first quarter 2011.  The net interest margin decreased 45 basis points to 2.33% in the three months ended June 30, 2011 from 2.78% in the same period of 2010.  This decrease was primarily attributable to the change in interest earning assets including a concentration of loans with a yield 4.83% in 2010 (73% of total average interest earning assets) to a more significant concentration of interest earning assets in interest earning deposits at a yield of 0.25% and investments in 2011.  Approximately, 47% of the total average interest earning assets have lower rates than the interest earning assets in 2010.

PROVISION FOR LOAN LOSSES

The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of operations.  The loan portfolio is reviewed and evaluated on a quarterly basis to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.   Approximately, 21% of the loan portfolio is covered under loss sharing agreements with the FDIC.  Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses was $2.9 million for the three months ended June 30, 2011, an increase of $1.8 million from $1.1 million in the same period of 2010.  This increase was primarily due to an increase in non-performing loans, charge-offs of problem loans and the declining value of real estate in the Bank’s market area.  Increased charge-off levels were recorded in the second quarter of 2011 for five loan relationships that were 87% of the total charge-off in the second quarter.  These charge-offs were recorded at the time management determined through its exhaustive loan workout process that the loans were not collectible and cash flows were not available from the borrower, however, the effort to recover the balances will continue.  For more information about the Bank’s provision and allowance for loan and lease losses and the Bank’s loss experience see “Credit Risk” and “Asset Quality” on pages 46 and 47.

NON-INTEREST INCOME

The chart below shows the Bank’s results in the various components of non-interest income for the three months ended June 30, 2011 and 2010 (in thousands).

	Three months ended June 30,
	2011	2010
Service fees	$138	$78
Mortgage warehouse transactional fees	1,277	547
Bank owned life insurance	243	58
Gains on sales of investment securities, net	—	774
Accretion of FDIC loss sharing receivable	800	—
Other	61	55
Total non-interest income	$2,519	$1,512

Non-interest income was $2.5 million for the three months ended June 30, 2011, an increase of $1.0 million from $1.5 million for the three months ended June 30, 2010.  This increase is primarily due to the $730,000 increase in mortgage warehouse transaction fees to $1.3 million for the three months ended June 30, 2011 compared to $547,000 in the same period in 2010 due to increased volumes from both new and existing customers.  Additionally, the Bank had adjustments of $800,000 related to the FDIC loss sharing receivable during the second quarter 2011 as a result of the specific provision for loan losses recorded on covered loans.

Service fees represent a significant component of non-interest income and were $138,000 in the second quarter of 2011, an increase of $60,000 from the same period in 2010.  The Bank sold $98.1 million of investment securities in the second quarter 2010 for a gain of $774,000. The gains in 2010 were primarily due to the sales of US agency, municipal and mortgage-backed securities.   The Bank has not sold any securities during 2011.

Bank owned life insurance income increased $185,000 to $243,000 as a result of the additional purchase of $20 million of BOLI in December 2010.

NON-INTEREST EXPENSE

The below chart shows the Bank’s results in the various components of non-interest expense for the three months ended June 30, 2011 and 2010 (in thousands).

	Three months ended June 30,
	2011	2010
Salaries and employee benefits	$3,944	$1,777
Occupancy	756	325
Technology, communication and bank operations	820	353
Advertising and promotion	205	232
Professional services	1,254	328
FDIC assessments, taxes, and regulatory fees	430	339
Loan workout and other real estate owned	390	156
Other	567	102
Total non-interest expense	$8,366	$3,612

Non-interest expense was $8.4 million for the three months ended June 30, 2011, an increase of $4.8 million from $3.6 million for the same period in 2010.    Salaries and employee benefits represent the largest component of non-interest expense and were $3.9 million in the second quarter of 2011 compared to $1.8 million in the same period in 2010, an increase of $2.1 million.   The increase was due to sixty-one additional full time equivalents since the second quarter of 2010 for approximately $1.5 million of additional salaries and benefits during the quarter.  In addition, incentive compensation and stock-based compensation expense were $667,000 in the second quarter 2011 compared to $125,000 in the second quarter 2010 due to additional stock options and restricted stock unit grants during second half of 2010 and February 2011.

Occupancy expense increased $431,000 from $325,000 in 2010 to $756,000 in 2011.  The increase was related to six additional branches opened or acquired during the period to support the growth of the Bank.  Technology, communications and bank operations expense was $820,000 for the three months ended June 30, 2011, an increase of $467,000 or 132.2% over the $353,000 in the same period of 2010 due to the expanding branch network and additional network support for the opening of the six new branches and the executive offices in Wyomissing, Pennsylvania.

Expenses related to professional services increased to $1.3 million in the second quarter of 2011 from $328,000 in the same period of 2010.  This increase was primarily attributable to legal expenses related to regulatory filings and litigation with a vendor from one of the acquired banks.

FDIC assessments, taxes and regulatory fees increased 26.8% or $91,000 to $430,000 in the second quarter of 2011 from $339,000 in the second quarter of 2010.  This increase is attributable to the Pennsylvania shares tax increase of $108,000 in 2011 due to increased asset size.

Loan workout and other real estate owned (OREO) expenses increased by $234,000 to $390,000 in the three months ended June 30, 2011 from $156,000 in the same period of 2010.    No impairment charges were recorded in the second quarter 2010 and $66,000 were recorded on five OREO properties in the first quarter 2011.  At June 30, 2011, the Bank had 23 properties identified as OREO, of which 14 are covered under loss sharing agreements wherein 80% of the costs to maintain the property are reimbursable from the FDIC under the terms of the loss sharing agreements. Under the loss sharing agreements, the Bank records a portion of these losses and expenses in the income statement (generally 20%) and the Bank adds the remaining 80% to the FDIC loss sharing receivable.   Loan workout expenses increased due to increased volume of non-performing assets; however, 80% of loan workout expenses related to covered loans are reimbursed by the FDIC.

Other expenses increased by $465,000 to $567,000 in the second quarter of 2011 from $102,000 in the second quarter of 2010.  This increase was primarily attributable to increases in director fees, loan insurance, office supplies for the additional offices and acquired banks, business development and other miscellaneous expenses.

 INCOME TAXES

The income tax expense was $65,000 for the three months ended June 30, 2011.   An income tax benefit was not provided in 2010 due to the valuation allowance that was maintained by the Bank through the third quarter of 2010.   Based upon the estimated taxable income generated from the two acquisitions, a valuation allowance was no longer considered necessary in 2010.  Management periodically evaluates its income tax position to confirm that there is sufficient taxable income to absorb losses.  Should sufficient taxable income not be available to absorb the tax loss, a valuation allowance may be required at a future date.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The Bank had a net loss of $1.5 million for the six months ended June 30, 2011 compared to a net loss of $4.5 million for the six months ended June 30, 2010.  Diluted loss per share was $0.05 for the six months ended June 30, 2011 and $0.29 per share for the six months ended June 30, 2010, an increase of $0.24 per share.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits and borrowings) is the primary source of the Bank’s earnings.  The following table summarizes the Bank’s net interest income and related spread and margin for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2011			2010
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Interest earning assets
Interest earning deposits	$249,094	$310	0.25%	$71,581	$65	0.18%
Federal funds sold	4,185	3	0.14%	7,080	7	0.20%
Investment securities, taxable	442,569	6,368	2.90%	51,280	818	3.22%
Investment securities, non taxable (B)	1,798	66	7.40%	3,067	100	6.58%
Loans (A) (B)	769,690	19,750	5.17%	356,543	8,696	4.92%
Restricted stock	8,194	84	2.07%	2,467	22	1.80%
Total interest earning assets	$1,475,530	$26,581	3.63%	$492,018	$9,708	3.98%
Interest-bearing liabilities
Interest checking	$15,709	$40	0.51%	$11,547	$33	0.58%
Money market	421,765	3,105	1.48%	123,028	1,078	1.77%
Other savings	12,741	43	0.68%	8,617	26	0.61%
Certificates of deposit	828,131	7,908	1.93%	250,152	2,408	1.94%
Total interest bearing deposits	1,278,346	11,096	1.75%	393,344	3,545	1.82%
Other borrowings	26,836	249	1.87%	14,101	216	3.09%
Total interest-bearing liabilities	1,305,182	11,345	1.75%	407,445	3,761	1.86%
Non-interest-bearing deposits	81,654	—		31,281
Total deposits & borrowings	$1,386,836	11,345	1.65%	$438,726	3,761	1.73%
Net interest earnings (B)		15,236			5,947
Tax equivalent adjustment		45			34
Net interest earnings		$15,191			$5,913
Interest spread			1.98%			2.25
Net interest margin			2.08%			2.72
Net interest margin tax equivalent (B)			2.08%			2.73

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Full tax equivalent basis, using a 34% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $15.2 million for the six months ended June 30, 2011 compared to $5.9 million for the same period in 2010, an increase of $9.3 million or 156.9%.  Interest income on loans, investments and interest earning deposits was $26.6 million for the six months ended June 30, 2011 compared to $9.7 million in the same period of 2010, an increase of $16.9 million or 174.3%.   Interest expense on deposits and borrowed funds was $11.3 million in the six months ended June 30, 2011, an increase of $7.6 million or 156.9%, from $3.8 million for the same period in 2010.   Average interest earning assets increased $983.5 million at June 30, 2011 as the yield on interest earning assets decreased 35 basis points to 3.63% in the six months ended June 30, 2011 from 3.98% for the six months ended June 30, 2010.

Average interest earning assets increased $983.5 to $1.48 billion at June 30, 2011 from $492.0 million at June 30, 2010.  Average interest earning deposits increased to $249.1 million or approximately 16.9% of total interest earning assets at June 30, 2011 compared to 0.8% at June 30, 2010.  Average loans increased $130.7 million from mortgage warehouse loan portfolio and $100.9 million from the manufactured housing loans purchased in August 2010 and $141.0 million from the two FDIC acquisitions completed in the third quarter of 2010 were additional increases during period.

Average interest bearing liabilities increased $1.07 billion to $897.7 million at June 30, 2011 while the interest paid on these liabilities decreased 11 basis points due to reduced rates on money market accounts of 29 basis points offset by a slight increase in other interest bearing acounts.   The cost of funds for the interest bearing liabilities decreased 11 basis points to 1.75% in the second quarter of 2011 from 1.86% in the second quarter of 2010 due to the change in deposit products and rates of time deposits and money market accounts.

The key measure of the Bank’s net interest income is its net interest margin.  The Bank’s net interest margin decreased 64 basis points to 2.08% in the six months ended June 30, 2011 from 2.72% in the same period of 2010.  This decrease was primarily attributable to the change in interest earning assets from a concentration of loan and investments in 2010 to interest earning deposits in 2011 which have substantially lower rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.7 million for the six months ended June 30, 2011, an increase of $178,000 from $5.5 million in the same period of 2010.  For more information about the provision and allowance for loan and lease losses and the loss experience see “Credit Risk” and “Asset Quality” on pages 46 and 47.

The Bank recorded the loans covered under loss sharing agreements (collectively covered loans) at fair value at the time of each acquisition and no specific allowance for loan losses has been allocated to the covered loans as there has not been significant deterioration since the acquisition dates.   The Bank evaluated the adequacy of the credit (non-accretable) discounts on the covered loans and we determined that no specific provision for loan losses on the covered loans was required for the six months ended June 30, 2011.

NON-INTEREST INCOME

The chart below shows the Bank’s results in the various components of non-interest income for the six months ended June 30, 2011 and 2010 (in thousands).

	Six months ended June 30,
	2011	2010
Service fees	$307	$206
Mortgage warehouse transactional fees	2,388	703
Bank owned life insurance	864	116
Gains on sales of investment securities, net	—	1,076
Accretion of FDIC loss sharing receivable	1,709	—
Other	387	64
Total non-interest income	$5,655	$2,165

Non-interest income was $5.7 million for the six months ended June 30, 2011, an increase of $3.5 million from $2.2 million for the six months ended June 30, 2010.  This increase is primarily due to the $1.89 million in mortgage warehouse transaction fees for the six months ended June 30, 2011 compared to $703,000 in 2010.  Additionally, the Bank had adjustments of $1.7 million related to the FDIC loss sharing receivable during the first half of 2011 as a result of the FDIC reimbursable portion of the provision for loan losses on covered loans.

Service fees were $307,000 for the six months ended June 30, 2010, an increase of $101,000 from the same period in 2010.  The Bank sold $130.5 million of investment securities in the first half of 2010 for a gain of $1.1 million. The gains in 2010 were primarily due to the sales of US agency, municipal and mortgage-backed securities.   The Bank has not sold any investment securities during 2011.  Bank owned life insurance income increased $748,000 due to an additional purchase of $20 million of BOLI in December 2010 and $328,000 from the death of a former officer of the Bank covered under the policies.  Other non-interest income increased $243,000 in the six months ended June 30, 2011.

NON-INTEREST EXPENSE

The Bank’s results in the various components of non-interest expense for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six months ended June 30,
	2011	2010
Salaries and employee benefits	$8,064	$3,221
Occupancy	1,487	633
Technology, communication and bank operations	1,470	710
Advertising and promotion	433	328
Professional services	2,608	698
FDIC assessments, taxes, and regulatory fees	1,253	615
Loan workout and other real estate owned	862	643
Other	1,181	297
Total non-interest expense	$17,358	$7,145

Non-interest expense was $17.4 million for the six months ended June 30, 2011, an increase of $10.2 million from $7.1 million for the same period in 2010.    Salaries and employee benefits represent the largest component of non-interest expense and were $8.1 million in the first half of 2011 compared to $3.2 million in the same period in 2010, an increase of $4.8 million.   The primary increase was due to additional full time equivalents and expansion of business activities.

Occupancy expense increased $854,000 from $633,000 in 2010 to $1.5 million in 2011 related to six additional branches to support the growth of the Bank.  Technology, communications and bank operations expense was $1.5 million for the six months ended June 30, 2011, an increase of $760,000 or 107.0% over the $710,000 in the same period of 2010 due to the expanded branch network and additional network support for the opening of the six new branches and executive offices in Wyomissing, Pennsylvania. Expenses related to professional services increased to $2.6 million in the second quarter of 2011 from $698,000 in the same period of 2010.  This increase was primarily attributable to legal expenses related to regulatory filings and ongoing litigation with a vendor from one of the acquired banks.  FDIC assessments, taxes and regulatory fees increased 103.7% or $638,000 to $1.3 million in the first half of 2011 from $615,000 in the first half of 2010.  Loan workout and other real estate owned (OREO) expenses increased to $862,000 in the six months ended June 30, 2011 from $643,000 in the same period of 2010.

Other expenses increased by $884,000 to $1.2 million in the first half of 2011 from $297,000 in the first half of 2010.  This increase was primarily attributable to increases in director fees, office supplies for the additional offices and acquired banks, business development and other miscellaneous expenses.

INCOME TAXES

The income tax benefit is $631,000 for the six months ended June 30, 2011.   An income tax benefit was not provided for in 2010 due to the valuation allowance that was maintained by the Bank through the third quarter of 2010.   Based upon the estimated taxable income generated from the two acquisitions, a valuation allowance was no longer considered necessary in 2010.  Management periodically evaluates its income tax position to confirm that there is sufficient taxable income to absorb losses, if sufficient taxable income is not available to absorb the tax loss, a valuation allowance may be required at a future date.

 FINANCIAL CONDITION

GENERAL

The Bank’s total assets were $1.69 billion at June 30, 2011, a $319.8 million or 23.3% increase from the $1.37 billion at December 31, 2010.    The increase in investment securities classified as held–to-maturity of $381.8 million were funded by interest earning deposit accounts and increased deposit and borrowing activity. The Bank’s total liabilities were $1.57 billion at June 30, 2011, an increase of $301.5 million or 23.8% from $1.27 billion at December 31, 2010.   This increase is related to the increase in money market and certificates of deposit accounts.

The following table sets forth certain key condensed balance sheet data (dollars in thousands):
	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$101,708	$238,724
Total investment securities, available-for-sale	251,255	205,828
Total investment securities, held-to-maturity	381,818	—
Loans held for sale	175,000	199,970
Total loans receivable, not covered under FDIC loss sharing agreements	576,949	514,087
Total loans receivable covered under FDIC loss sharing agreements	149,867	164,885
Total loans receivable, net of the allowance for loan losses	712,870	663,843
Interest Earning assets	1,617,610	1,301,969
Total assets	1,694,179	1,374,407
Total deposits	1,406,353	1,245,690
Total borrowings	154,000	13,000
Total liabilities	1,570,802	1,269,267
Total stockholders’ equity	$123,377	$105,140

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $137.0 million or 57.4% to $101.7 million at June 30, 2011.  Cash and cash equivalents consisted mainly of interest bearing balances at the Federal Reserve Bank; federal funds sold and vault cash and cash items in the process of collection.  The decrease is related to the Bank’s cash management strategy to redeploy the Bank’s interest earning deposits into higher interest earning assets, including investment securities or loan products under the current credit policies of the Bank.

INVESTMENT SECURITIES

The Bank’s investment securities portfolio is an important source of interest income and liquidity.  It consists of U.S. Treasury, government agency and mortgage-backed securities (guaranteed by an agency of the United States government and non-agency not guaranteed), municipal securities, domestic corporate debt, and asset-backed securities.  In addition to generating revenue, the Bank maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of earning assets.  The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.

At June 30, 2011, the Bank has investment securities of $251.3 million classified as available for sale (AFS) and $381.8 million classified as held-to-maturity.  This represents an increase of $45.4 million or 22.1% in the available for sale classification from $205.8 million at December 31, 2010.  During the first quarter, the Bank purchased $396.8 million of mortgaged-backed securities classified as held-to-maturity.

LOANS

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery and Delaware Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County, New York and to a lesser extent in the surrounding markets.  The loan portfolio is primarily comprised of commercial real estate, construction and development, and commercial and industrial loans. In addition, we have a mortgage warehouse product line that provides financing to mortgage companies from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market either through a repurchase facility or the purchase of the underlying mortgages.   Loans that are purchased are classified as held for sale.  At June 30, 2011 and December 31, 2010, mortgage warehouse loans held for sale were $175.0 million and $200.0 million, respectively.   In July and September 2010, the Bank purchased an aggregate of $171.1 million of loans where substantially all the loans are covered under loss sharing arrangements with the FDIC (referred to as “covered loans” within the discussion).

Loans not covered under FDIC loss sharing arrangements grew to $576.9 million at June 30, 2011, an increase of $62.9 million or 12.2%, from $514.1 million at December 31, 2010.  The growth of the loan portfolio was in the warehouse lending facilities of $49.3 million and commercial real estate and commercial industrial loans increased $11.9 million and $7.2 million, respectively.

The composition of net loans receivable at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	2011	2010
Construction	$48,290	$50,964
Commercial real estate	62,985	72,281
Commercial and industrial	12,135	13,156
Residential real estate	22,219	23,822
Manufactured housing	4,238	4,662
Total loans receivable covered under FDIC loss sharing agreements (a)	149,867	164,885
Construction	10,962	13,387
Commercial real estate	156,770	144,849
Commercial and industrial	43,158	35,942
Mortgage warehouse	235,420	186,113
Manufactured housing	98,338	102,924
Residential real estate	30,638	28,964
Consumer	1,299	1,581
Unearned origination costs, net	364	327
Total loans receivable not covered under FDIC loss sharing agreements	576,949	513,760
Allowance for loan losses	(13,946)	(15,129)
Loans receivable, net	$712,870	$663,843

(a)	Covered loans receivable acquired from the former USA Bank and ISN Bank are covered under FDIC loss sharing agreements over a five to ten year period, depending on the type of loan.

The commercial and construction credit loan relationships are monitored on a periodic basis to evaluate the cash flows available for the repayment of loans.  Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio.  The lending and credit administration groups are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect (i) the borrower’s ability to repay the loan, or (ii) the underlying value of the pledged collateral.  As a mortgage warehouse lender, the Bank provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement.  The Bank is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the underlying residential borrower, any of which could result in credit losses.  The mortgage warehouse lending division monitors these mortgage bankers and the underlying residential borrowers by obtaining financial and other relevant information to reduce these risks during the lending period. Covered loans are monitored and evaluated in the same manner to address the provision of the loss sharing arrangements with the FDIC.

As is typical with most community banks, the Bank had a high concentration (92.2%) of its total loan portfolio secured by real estate at June 30, 2011. Construction and commercial real estate represents 38.4% of the loan portfolio (by collateral type) The Bank’s exposure in construction loans has been gradually winding down and represented 1.9% of the non-covered loan portfolio and 6.6% of the total loan portfolio at June 30, 2011. It is in the construction and commercial real estate secured portion of the loan portfolio that the Bank is experiencing the most difficulty with delinquent and non-accrual loans. Although the Bank believes that it has identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around presents the opportunity for increased allocations of the Allowance for Loan Losses (ALLL) in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, the Bank has no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typical viewed as high risk.

CREDIT RISK

The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews by management.  Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged when they are identified and to which provisions are added when they are anticipated to be incurred.  The ALLL is evaluated periodically as management and the board of directors deem appropriate. Upon the acquisition of the loans from USA Bank and ISN Bank in 2010, the Bank has implemented a process to evaluate the credit quality of the loans acquired.  This credit evaluation process resulted in a nonaccretable discount for loans where there were credit concerns that that the contractual payments at the acquisition date would not be repaid.  The nonaccretable credit discount is evaluated on a quarterly basis to determine if the credit quality of the acquired loans has changed.  If circumstances after the acquisition date cause credit to weaken, an additional allowance for loan loss will be provided.  As an alternative, if the credit quality improves over the loan term, the nonaccretable credit discount is reallocated to the accretable discount and is recorded as interest income over the remaining life of the loan.

The provision for loan losses was $2.9 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $5.7 million and $5.5 million for the six months ended June 30, 2011 and 2010, respectively.  The allowance for loan losses was $13.9 million or 2.42% of total non-covered loans at June 30, 2011 and $15.1 million, or 2.94% of total non-covered loans, at December 31, 2010.  Net charge-offs were $6.8 million for the six months ended June 30, 2011, an increase of $3.6 million compared to the $3.2 million for the six months ending June 30, 2010.  Charge-offs of $5.1 million taken in the second quarter are from five loan relationships of which four commercial real estate and one commercial and industrial loan were charged off after exhaustive workout efforts.  These loans were reserved for during previous periods and upon further analysis were determined to be uncollectible in the second quarter.

The chart below depicts the Bank’s allowance for loan losses for the periods indicated.

	Six months ended June 30,		Year ended December 31,
	2011	2010	2010
	(dollars in thousands)
Balance, January 1	$15,129	$10,032	$10,032
Provision for loan losses	5,650	5,472	10,397
Loans charged off	(6,847)	(3,221)	(5,265)
Recoveries	14	3	15
Transfers to reserve for unfunded commitments (a)	—	(50)	(50)
Balance, End of Period	$13,946	$12,236	$15,129

(a) At June 30, 2010, the Bank has a reserve of $50,000 for unfunded commitments previously included within the allowance for loan losses.  The reserve for unfunded loan commitments was reclassified to other liabilities during 2010.

ASSET QUALITY

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Non-accrual loans	$22,259	$22,274
Loans 90+ days delinquent still accruing	—	5
Non-performing loans	22,259	22,279
OREO	2,898	1,906
Non-performing assets	$25,157	$24,185
Non-accruals remained flat through June 20, 2011 when compared to December 31, 2010.  Charge-offs of $6.8 million were taken during the first half of 2011 and additions to non-accrual status include $3.1 million of commercial and industrial loans and $3.2 million of commercial real estate loans.

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual non-covered loans to total non-covered loans (a)	3.86%	4.33%
Non-performing, non-covered loans to total non-covered loans (a)	3.86%	4.33%
Non-performing, non-covered assets to total non-covered assets	1.63%	2.01%
Non-accrual loans and 90+ days delinquent to total non-covered assets	1.44%	1.85%
Allowance for loan losses to:
Total non-covered loans (a)	2.42%	2.94%
Non-performing, non-covered loans	62.65%	68.00%
Non-performing, non-covered assets	55.44%	62.64%

(a)
Total non-covered loans include mortgage warehouse loans of $235,420 and $186,113 and purchase manufactured housing loans of $98,060 and $102,924 as of June 30, 2011 and December 31, 2010, respectively. The allowance for loan losses for the mortgage warehouse loans was $589 and $465 at June 30, 2011 and December 31, 2010, respectively.  The purchased manufactured housing loans did not have an allowance for loan losses at June 30, 2011 and December 31, 2010.   The manufactured housing and mortgage warehouse loan portfolios did not have any non-accrual or non-performing loans at June 30, 2011 and December 31, 2010.

The following asset quality ratios exclude the balances from the mortgage warehouse loans and purchased manufactured housing portfolio:
(Dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual non-covered loans to total non-covered loans (b)	9.17%	9.89%
Non-performing, non-covered loans to total non-covered loans (b)	9.17%	9.89%
Non-performing, non-covered assets to total non-covered assets	2.08%	2.64%
Non-accrual loans and 90+ days delinquent to total non-covered assets	1.84%	2.43%
Allowance for loan losses to total non-covered loans (b)	5.74%	6.72%

(b)
Total non-covered loans include mortgage warehouse loans of $235,420 and $186,113 and purchase manufactured housing loans of $98,060 and $102,924 as of June 30, 2011 and December 31, 2010, respectively. The allowance for loan losses for the mortgage warehouse loans was $589 and $465 at June 30, 2011 and December 31, 2010, respectively. The purchased manufactured housing loans did not have an allowance for loan losses at June 30, 2011 and December 31, 2010.  Mortgage warehouse loans are excluded due to their limited credit risk and the structure of the lending relationship and there were no non-accrual or non-performing loans for the periods presented.   The purchased manufactured housing portfolio is excluded due to the funds allocated from the purchase price to provide funds in the event of delinquency and there were no non-accrual or non-performing loans for the periods presented.

The Bank seeks to manage its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

Nonperforming loans and assets covered under FDIC loss sharing agreements

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Non-accrual loans	$48,042	$43,454
Loans 90+ days delinquent still accruing	437	—
Non-performing loans	48,479	43,454
OREO	3,020	5,342
Non-performing assets	$51,499	$48,796

Covered non-accrual loans increased by $4.6 million which included commercial real estate loans totaling $4.1 million and construction loans totaling $1.2 million during the second quarter offset by $700,000 of charge offs related to the covered loan portfolio.

FDIC LOSS SHARING RECEIVABLE

As of June 30, 2011, 21% of the outstanding principal balance of loans receivable and 51% of other real estate assets were covered under loss sharing agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets.  We estimated the FDIC reimbursement that will result from losses or expenses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  The FDIC loss sharing receivable was approximately $12.6 million at June 30, 2011.  Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss sharing agreements.  Conversely, if realized losses are less than acquisition date estimates, the FDIC loss sharing receivable will be reduced.  The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of non-performing assets.

PREMISES AND EQUIPMENT AND OTHER ASSETS

The Bank’s premises and equipment, net of accumulated depreciation, was $5.2 million and $5.3 million at June 30, 2011 and December 31, 2010, respectively.

The Bank has fourteen real estate properties totaling $3.0 million covered under loss sharing arrangements with the FDIC and nine properties totaling $2.9 million acquired through the foreclosure of non-covered loans.

Other assets increased $10.3 million to $21.4 million at June 30, 2011 from $11.1 million at December 31, 2010.  The Bank’s restricted stock holdings at June 30, 2011 and December 31, 2010 were $14.3 million and $4.2 million, respectively.  These consist of stock of the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh, and Atlantic Central Bankers Bank, and are required as part of the relationship with these banks.

DEPOSITS

The Bank offers a variety of deposit accounts, including checking, savings, money market and time deposits.  Deposits are obtained primarily from the Bank’s service area.  Total deposits grew to $1.41 billion at June 30, 2011 from $1.25 billion at December 31, 2010, an increase of $160.1 million. As a result of marketing and pricing strategies instituted in 2010, the increase in deposit balances is from retail money market accounts of $68.6 million and retail time deposits of $116.9 million, offset by a decrease in brokered deposit balances of $46.0 million.

The components of deposits were as follows (in thousands):

	June 30, 2011	December 31, 2010
Demand, non-interest bearing	$81,602	$72,268
Demand, interest bearing	455,600	387,013
Savings	29,514	17,649
Time, $100,000 and over	502,566	434,453
Time, other	337,071	334,307
Total deposits	$1,406,353	$1,245,690

CAPITAL ADEQUACY

Stockholders’ equity increased to $123.4 million at June 30, 2011 from $105.1 million at December 31, 2010, a $14.1 million increase.  During the first quarter of 2011, the Bank raised approximately $15.5 million through the issuance of 4,166,679 total shares, which included 1,527,929 shares of Common Stock and 2,638,750 shares of Class B Non-Voting Common Stock at an average price of $3.87 per share.

The Bank is subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on the Bank’s financial statements. Management believes that as of June 30, 2011, Bank met all capital adequacy requirements to which they are subject.

The capital ratios for the Bank at June 30, 2011 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2011	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2011	Total Capital to Risk-Weighted Assets Ratio June 30, 2011
Customers Bank	7.7%	16.2%	17.6%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  Ensuring adequate liquidity is an objective of the Asset/Liability Management process.  The Bank coordinates its management of liquidity with its interest rate sensitivity and capital position.  The Bank’s policy is to maintain a strong liquidity position.

The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding.  The Bank’s principal sources of funds are shareholder capital, deposits, debt issuance, principal and interest payments on loans, and other funds from operations.

The Bank’s operating activities provided $25.0 million of cash flows for the six months ended June 30, 2011.   Investing activities used $479.2 million for the six months ended June 30, 2011, primarily for the purchase of held-to-maturity investment securities and funding of the Bank’s new loan activity.  Financing activities provided $317.2 million for the six months ended June 30, 2011 from the increase of deposit activity of approximately $160.7 million and the completion of common stock offerings with net proceeds of approximately $15.5 million.

Overall, based on the Bank’s core deposit base and available sources of borrowed funds, management believes that Customers Bank has adequate resources to meet its short-term and long-term cash requirements within the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There are no Market Risks for Customers Bancorp, Inc. at June 30, 2011.  In addition, there have been no material changes in risk factors for Customers Bank from those disclosed under “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - INTEREST RATE SENSITIVITY” included within the Bank’s final prospectus dated and filed with the SEC on August 12, 2011 and as part of Customers Bancorp, Inc.’s Registration Statement on Form S-1.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Bancorp’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

This Quarterly Report on Form 10-Q does not include and Customers Bancorp, Inc. has not previously performed or provided a report of managements assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for new public companies. Under the rules of the SEC, management’s first assessment regarding internal control over financial reporting will be included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

On November 15, 2010, Customers Bank (the “Bank”)  filed suit against Open Solutions, Inc. (“OSI”) in the United States District Court for the Eastern District of Pennsylvania, seeking damages for failure to assist in the conversion of system and customer information associated with the former USA Bank and requesting injunctive relief to compel OSI to assist with the deconversion of the former USA Bank's systems. OSI filed counterclaims against the Bank on November 24, 2010, asserting claims for breach of contract and breach of settlement agreement. In support of its breach of contract claim, OSI alleged that the Bank "assumed" the former-USA Bank agreements and is bound by those agreements. OSI claimed that it has sustained damages in excess of $1 million. the Bank disputed that it has any liability to OSI. Prior to trial, OSI dismissed with prejudice its settlement agreement claim.  Trial was held on February 24, 2011.  On March 7, 2011, the Court ruled against the Bank and in favor of OSI as follows: judgment was entered against the Bank on OSI's claim that the agreements between OSI and USA Bank were assumed by the Bank and judgment was entered against the Bank on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in the amount of $104 thousand; the Court found there was no breach of the second agreement by the Bank and no proof of damages.  OSI filed a motion for payment of legal fees and costs associated with the litigation, which are estimated to be around $205,000.  the Bank filed a motion with the District Court to vacate the judgment and to enter judgment in favor of the Bank on OSI's counterclaim.  In addition, the FDIC filed a motion to intervene in the litigation, and has also sought dismissal of OSI's counterclaims on jurisdictional grounds.  On May 3, 2011, the Court granted the FDIC's motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim.  On August 9, 2011, the District Court granted the FDIC's motion to dismiss and vacated the judgment entered against the Bank.  The Court denied the Bank' post-trial motion as moot because of the Court's vacatur of the judgment.  On September 2, 2011, OSI filed a notice of appeal to the United States Court of Appeals for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss.  The Third Circuit has not yet set a schedule for briefing or argument.

Item 1A.                      Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within the final prospectus dated and filed with the SEC on August 12, 2011 under Rule 424(b)(3) and as part of the Bancorp’s Registration Statement on Form S-1. The risks described in the prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the prospectus referred to above.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.                      Defaults Upon Senior Securities
None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information
None.

Item 6.      Exhibits

Exhibit No.	Description

2.1
Plan of Merger and Reorganization, effective September 17, 2011, by and among Customers Bancorp, Inc., Customers Bank and New Century Interim Bank, incorporated by reference to Exhibit 2.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

2.2
Amendment to Agreement and Plan of Merger, dated as of September 16, 2011, by and among Customers Bancorp, Inc., Customers Bank, Berkshire Bancorp, Inc. and Berkshire Bank, incorporated by reference to Exhibit 2.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.1	Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Bancorp’s Form S-1 filed with the SEC on April 22, 2010

3.2	Articles of Amendment to the Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Bancorp’s Form S-1/A filed with the SEC on January 13, 2011

3.3
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.4
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.5	Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.1
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.2
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.3
Form of Share Certificate relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.3 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.4
Form of Share Certificate relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.4 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.1
TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Inc., Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.2
ARRA Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) the Bancorp’s Balance Sheets as of June 30, 2011 and December 31, 2010, (b) the Bancorp’s Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (c) the Bancorp’s Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Financial Statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

September 26, 2011	By: /s/ Jay S. Sidhu
Name: Jay Sidhu
Title: Chairman and Chief Executive Officer

Customers Bancorp, Inc.

September 26, 2011	By: /s/ Thomas R. Brugger
Name: Thomas R. Brugger
Title: Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Plan of Merger and Reorganization, effective September 17, 2011, by and among Customers Bancorp, Inc., Customers Bank and New Century Interim Bank, incorporated by reference to Exhibit 2.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

2.2
Amendment to Agreement and Plan of Merger, dated as of September 16, 2011, by and among Customers Bancorp, Inc., Customers Bank, Berkshire Bancorp, Inc. and Berkshire Bank, incorporated by reference to Exhibit 2.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.1	Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Bancorp’s Form S-1 filed with the SEC on April 22, 2010

3.2	Articles of Amendment to the Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Bancorp’s Form S-1/A filed with the SEC on January 13, 2011

3.3
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.4
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.5	Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.1
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.2
Certificate of Designations relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.3
Form of Share Certificate relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.3 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.4
Form of Share Certificate relating to Customers Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.4 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.1
TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Inc., Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.2
ARRA Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.2 to the Bancorp’s Form 8-K filed with the SEC on September 22, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) the Bancorp’s Balance Sheets as of June 30, 2011 and December 31, 2010, (b) the Bancorp’s Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (c) the Bancorp’s Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Financial Statements.