Form 10-Q
period 2011-09-30
Customers Bancorp, Inc.
filed 2011-11-14
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

333-166225
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
Yes            ☒            No            ☐

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
Yes            ☐       No            ☒

On November 14, 2011,  8,551,462 shares of the registrant's Common Stock were outstanding, and 2,844,142 shares of the registrant’s Class B Non-Voting Common Stock were outstanding.

Customers Bancorp, Inc.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
BALANCE SHEETS - UNAUDITED
(dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(unaudited)
Cash and due from banks	$7,847	$6,396
Interest earning deposits	44,820	225,635
Federal funds sold	163	6,693
Cash and cash equivalents	52,830	238,724
Investment securities available for sale, at fair value	155,971	205,828
Investment securities, held-to-maturity (fair value 2011 $377,050; 2010 $0)	361,256	—
Loans receivable held for sale	205,027	199,970
Loans receivable not covered by loss sharing agreements with the FDIC	873,861	514,087
Loans receivable covered under loss sharing agreements with the FDIC	140,511	164,885
Less: Allowance for loan losses	(14,025)	(15,129)
Total loans receivable, net	1,000,347	663,843
FDIC loss sharing receivable	11,860	16,702
Bank premises and equipment, net	8,832	4,700
Bank owned life insurance	29,005	25,649
Other real estate owned (2011 $4,883; 2010 $5,342 covered under loss sharing agreements with the FDIC)	12,128	7,248
Goodwill	2,465	—
Accrued interest receivable and other assets	22,891	11,743
Total assets	$1,862,612	$1,374,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$110,762	$72,268
Interest bearing	1,471,063	1,173,422
Total deposits	1,581,825	1,245,690
Securities sold under agreements to repurchase	110,000	—
Other borrowings	11,000	11,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	8,121	10,577
Total liabilities	1,712,946	1,269,267
Stockholders’ equity:
Preferred stock, par value $1,000 per share; 100,000,000 shares authorized; 2,892 Series A, 5% dividend and 145 Series B shares, 9% dividend issued and outstanding in 2011 and no shares in 2010	3,037	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; shares issued and outstanding 2011 – 11,395,604; 2010 – 8,398,013	11,395	8,398
Additional paid in capital	122,413	88,132
Retained earnings	11,312	10,506
Accumulated other comprehensive income (loss)	1,509	(1,896)
Total stockholders’ equity	149,666	105,140
Total liabilities and stockholders’ equity	$1,862,612	$1,374,407

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS - UNAUDITED
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Loans receivable, including fees	$11,297	$9,204	$31,024	$17,900
Investment Securities, taxable	3,973	115	10,341	933
Investment Securities, non-taxable	22	22	65	88
Other	117	125	515	219
Total interest income	15,409	9,466	41,945	19,140

Interest expense:
Deposits	5,564	3,111	16,660	6,656
Securities sold under repurchase agreements	21	92	28	276
Other borrowings	111	17	353	49
Total interest expense	5,696	3,220	17,041	6,981
Net interest income	9,713	6,246	24,904	12,159
Provision for loan losses	900	4,075	6,550	9,547
Net interest income after provision for loan losses	8,813	2,171	18,354	2,612
Non-interest income:
Service fees	156	266	463	456
Mortgage warehouse transactional fees	1,366	780	3,754	1,483
Bank owned life insurance	264	59	1,128	175
Gains on sales of securities	1,413	35	1,413	1,111
Gains on sales of SBA loans	299	—	377	—
Bargain purchase gains on bank acquisitions	—	40,254	—	40,254
Accretion of FDIC loss sharing receivable	—	149	1,709	149
Other	93	117	402	197
Total non-interest income	3,591	41,660	9,246	43,825

Non-interest expense:
Salaries and employee benefits	3,866	7,552	11,930	10,773
Occupancy	749	601	2,236	1,234
Technology, communication and bank operations	829	1,049	2,299	1,759
Advertising and promotion	206	239	639	567
Professional services	1,177	795	3,785	1,493
Merger related expenses	530	—	530	—
FDIC assessments, taxes, and regulatory fees	346	463	1,599	1,078
Loan workout and other real estate owned	695	531	1,557	1,174
Other	731	312	1,915	609
Total non-interest expense	9,129	11,542	26,490	18,687
Income before tax expense	3,275	32,289	1,110	27,750
Income tax expense	930	4,455	299	4,455
Net income	$2,345	$27,834	$811	$23,295
Dividends on preferred stock	5	—	5	—
Net income available to common stockholders	$2,340	$27,834	$806	$23,295
Basic earnings per common share	$0.24	$3.86	$0.08	$3.96
Diluted earnings per common share	$0.23	$3.81	$0.08	$3.92

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
For the nine months ended September 30, 2011 and 2010
(dollar amounts in thousands, except share and  per share data)

	Shares of preferred stock	Shares of common stock	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated other compre- hensive income (loss)	Total
Balance, December 31, 2010	—	8,398,013	$—	$8,398	$88,132	$10,506	$(1,896)	$105,140

Comprehensive income:
Net income	—	—	—	—	—	811	—	811
Change in net unrealized gains on investment securities available-for-sale, net of taxes	—	—	—	—	—	—	3,405	3,405
Total comprehensive income	—	—	—	—	—	—	—	4,216
Stock-based compensation expense	__	__	__	__	515	__		515
Common stock shares issued	—	1,388,753	—	1,389	14,137	—	—	15,526
Sale of 984,848 shares at $13.20 per share	—	984,848	—	985	12,015	—	—	13,000
Shares issued in the acquisition of Berkshire Bancorp, Inc.	3,037	623,990	3,037	623	7,614	—	—	11,274
Dividends – preferred stock						(5)		(5)
Balance, September 30, 2011	3,037	11,395,604	$3,037	$11,395	$122,413	$11,312	$1,509	$149,666

	Shares of common stock	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	1,840,902	$1,841	$32,924	$(13,229)	$(33)	$21,503

Comprehensive income:
Net income	—	—	—	23,295	—	23,295
Change in net unrealized losses on securities available- for-sale, net of taxes	—	—	—	—	(52)	(52)
Total comprehensive income	—	—	—	—	—	23,243
Stock-based compensation expense	—	—	1,952	—	—	1,952
Common stock shares issued	4,953,072	4,953	45,462	—	—	50,415

Balance, September 30, 2010	6,793,974	$6,794	$80,338	$10,066	$(85)	$97,113

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS - UNAUDITED
(dollar amounts in thousands, except per share data)

Nine months ended September 30,	2011	2010
Cash Flows from Operating Activities
Net income	806	23,295
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	6,550	9,547
Provision for depreciation and amortization	967	274
Net (accretion) amortization of investment securities premiums and discounts	(282)	105
Gain on sale of investment securities	(1,413)	(1,111)
Gain on sale of SBA loans	(377)	-
Bargain purchase gain on bank acquisitions	-	(40,254)
Gain on sale of other real estate owned	(235)	-
Amortization (accretion) of fair value discounts, net	330	(212)
Increase in FDIC loss sharing receivables	(1,709)	(161)
Fair value adjustments on other real estate owned	1,156	628
Earnings on investment in bank owned life insurance	(1,128)	(175)
Stock-based compensation expense	515	1,952
Origination of loans held for sale	(1,685,972)	-
Proceeds from the sale of loans held for sale	1,680,915	-
(Increase) in accrued interest receivable and other assets	(22,459)	(9,017)
(Decrease) increase in other liabilities	(2,456)	5,512
Net Cash Used in Operating Activities	(24,792)	(9,617)
Cash Flows from Investing Activities
Purchases of investment securities available-for-sale	(72,960)	(101,633)
Purchases of investment securities held-to-maturity	(396,835)	-
Proceeds from maturities and principal repayments on investment securities held-to-maturity	35,647	-
Proceeds from maturities and principal repayments on investment securities available-for-sale	16,847	5,035
Proceeds from sales of securities available-for-sale	112,757	139,436
Net (increase) in loans	(220,626)	(315,679)
Purchase of loan portfolio	(13,000)	(94,633)
Purchases of bank premises and equipment	(1,725)	(2,402)
Purchase of restricted stock	(10,364)	(2,256)
Proceeds from the sale of SBA loans	5,172	-
Net cash proceeds from bank acquisitions	19,207	72,930
Reimbursements under FDIC loss sharing agreements	6,551	-
Proceeds from sales of other real estate owned	5,377	268
Proceeds from bank owned life insurance	273	-
Net Cash Used in Investing Activities	(513,679)	(298,934)
Cash Flows From Financing Activities
Net increase in deposits	214,269	339,180
Net increase in short-term borrowings	110,000	-
Payment of preferred dividends	(218)	-
Proceeds from issuance of common stock, net of issuance costs	28,526	50,415
Net Cash Provided by Financing Activities	352,577	389,595
Net (decrease) increase in Cash and Cash Equivalents	(185,894)	81,044
Cash and Cash Equivalents - Beginning	238,724	68,807
Cash and Cash Equivalents - Ending	$52,830	$149,851
Supplementary Cash Flows Information
Interest paid	$17,212	$6,006
Income taxes (refund) paid	2,816	(1,046)

Non-cash items:
Transfer of loans to other real estate owned	7,793	3,296
Other real estate owned from bank acquisitions	3,385	-
Loans from bank acquisitions	98,387	-
Restricted stock from bank acquistions	947	-
Fixed assets from bank acquisitions	3,374	-
Bank owned life insurance from bank acquisitions	2,501	-
Goodwill from bank acquisitions	2,465	-
Deposits from bank acquisitions	121,866	-
Preferred stock from bank acquisitions	3,037	-
Common stock issued in bank acquisition	8,237	-
Effect on common shares from reorganization	(3,037)	-
Fair value adjustment for available for sale securities	5,160	-

Acquisitions:
Assets acquired	$134,110	$285,605
Liabilitites assumed	122,836	264,842

See accompanying notes to the unaudited financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank") into a bank holding company structure.  The reorganization was completed on September 17, 2011.   Any interim financial information for periods prior to September 17, 2011 contained herein reflect those of Customers Bank as the predecessor entity. The unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  The Bancorp’s unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for fair statement of the results of interim periods presented.

Certain amounts reported in the 2010 financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications did not significantly impact the Bank’s financial position or results of operations.

The Bancorp evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY

Reorganization into Customers Bancorp, Inc.

The Bancorp and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for shares of common stock and Non-Voting common stock of the Company. The Bank became a wholly-owned subsidiary of the Bancorp (the “Reorganization”).  The Bancorp is authorized to issue up to 100,000,000 shares of common stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.  All share and per share information has been retrospectively restated to reflect the Reorganization including the three for one consideration used in the Reorganization.

In the Reorganization, the Bank’s issued and outstanding shares of common stock of 22,525,825 shares and Class B Non-Voting common stock of 6,834,895 shares converted into 7,508,473 shares of the Bancorp’s common stock and 2,278,294 shares of the Bancorp’s Class B Non-Voting common stock.  Cash will be paid in lieu of fractional shares.  Outstanding warrants to purchase 1,410,732 shares of the Bank’s common stock with an weighted average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting common stock with an weighted average exercise price of $3.50 per share were converted into warrants to purchase 470,260 shares of the Bancorp’s common stock with a weighted average exercise price of $10.64 per share and warrants to purchase 81,036 shares of the Bancorp’s Class B Non-Voting common stock with a weighted average exercise price of $10.50 per share.  Outstanding stock options to purchase 2,572,404 shares of the Bank’s common stock with a weighted average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting common stock with a weighted average exercise price of $4.00 per share were converted into stock options to purchase 855,774 shares of the Bancorp’s common stock with a weighted average exercise price of $10.49 per share and stock options to purchase 77,166 shares of the Bancorp’s Class B Non-Voting common stock with a weighted average exercise price of $12.00 per share.

Berkshire Bancorp Acquisition

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. (“BBI”) and its subsidiary Berkshire Bank (collectively, “Berkshire”).  Berkshire Bank merged within and into the Bank immediately following the acquisition.   BBI served Berks County, Pennsylvania through the five branches of its subsidiary, Berkshire Bank.  Under the terms of the merger agreement, each outstanding share of BBI common stock (a total of 4,067,729) was exchanged for 0.1534 shares of the Bancorp common stock, resulting in the issuance of 623,990 shares of the Bancorp’s common stock.  Cash will be paid in lieu of fractional shares.  The most recent price for the sale of CBI common stock, $13.20, was used to determine the fair value of the Bancorp stock issued.  The total purchase price was approximately $11.3 million.

The table below illustrates the calculation of the consideration effectively transferred.

Reconcilement of Pro Forma Shares Outstanding
Berkshire shares outstanding	4,067,729
Exchange ratio	0.1534
Bancorp shares to be issued to Berkshire	623,990
Customers shares outstanding	9,786,765
Pro Forma Customers shares outstanding	10,410,755
Percentage ownership for Customers	94.01%
Percentage ownership for Berkshire	5.99%

As a result of the Berkshire Merger, the Bancorp recognized assets acquired and liabilities assumed at their acquisition date (September 17, 2011) fair value as presented below.

Total purchase price		$11,274

Net Assets Acquired:
Cash	19,207
Restricted investments	947
Loans	98,387
Accrued interest receivable	276
Premises & equipment, net	3,374
Deferred tax assets	3,244
Other assets	6,210
Time deposits	(45,721)
Deposits other than time deposits	(76,145)
Accrued interest payable	(48)
Other liabilities	(922)
		8,809
Goodwill resulting from Berkshire Merger		$2,465

In addition, the Bancorp exchanged each share of BBI’s shares of Series A Preferred Securities and Series B Preferred Shares to the U.S. Treasury for one share of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock for the total issuance of 2,892 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and 145 shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) with a par value of $1.00 per share and a liquidation of $1,000 per share.  Cumulative dividends on the Series A Preferred Stock are 5% per year and Series B Preferred Stock are 9%. Upon the exchange of the Series A and B preferred shares, the Bancorp paid $218 of cumulative dividends to the Treasury which were previously unpaid.  The Bancorp’s next scheduled dividend payment for the Series A and B Preferred Stock will be November 2011.

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

BBI’s operating results are included in the Bancorp’s financial results from the date of acquisition, September 17, 2011 through September 30, 2011.   BBI had total assets of approximately $134.1 million including total loans of $98.4 million and total liabilities of approximately $122.9 million, including total deposits of $121.9 million on September 17, 2011.   Goodwill as a result of the merger was approximately $2.5 million.  The assets acquired and liabilities assumed from Berkshire are recorded at their fair value.  The fair value adjustments made to the assets and liabilities are preliminary estimates and are subject to change as further data is analyzed to complete the valuation based upon information available at the closing date.

Loan Portfolio Acquisition

On September 30, 2011, the Bancorp purchased from Tammac Holding Corporation ("Tammac") $19.3 million of loans and a 1.50% interest only strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac.  The total purchase price for these assets was $13 million.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The Bancorp’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals, that are, in the opinion of management, necessary for fair statement of the results of interim periods presented. The results of operations for the three and nine months ended September 30, 2011 presented do not necessarily indicate the results that the Bancorp will achieve for all of 2011. These interim financial statements should be read in conjunction with the financial statements and accompanying notes of Customers Bank that are presented in the financial statements for the Bank for the year ended December 31, 2010.

Acquired Loans Receivable

An acquisition of a business is accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30,  Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  The Bancorp considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield).  The Bancorp records a discount on these loans at acquisition to record them at their realizable cash flows.  In accordance with FASB ASC Topic 310-30, the Bancorp aggregated loans that have common risk characteristics into pools within the following loan categories: real estate loan pool (Berkshire acquisition) and the manufactured housing loan pool (Tammac loan purchase).

(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.  Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the view of the SEC regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase.  Regarding the accounting for such loan receivables, that in the absence of further standard setting, the AICPA understands that the SEC would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows. Management believes the approach using expected cash flows is a more appropriate option to follow in accounting for the fair value discount.

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Bancorp’s initial investment in the loans should be accreted into interest income on a level-yield basis over the life of the loan.  Decreases in cash flows expected to be collected should be recognized as impairment through the provision for loan losses.

New Accounting Pronouncements

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

In April 2011, the FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,  providing additional guidance to creditors for evaluating troubled debt restructurings. The amendments clarify the guidance in ASC 310-40,    Receivables: Troubled Debt Restructurings by Creditors,  which requires a creditor to classify a restructuring as a troubled debt restructuring (TDR) if: (1) the restructuring includes a concession by the creditor to the borrower, and, (2) the borrower is experiencing financial difficulties. The amended guidance requires a creditor to consider all aspects of the restructuring to determine whether it has granted a concession. It further clarifies that a creditor must consider the probability that a debtor could default in the foreseeable future when determining whether the debtor is facing financial difficulty, even though the debtor may not be in default at the date of restructuring. This new guidance requires a company to retrospectively evaluate all restructurings occurring on or after the beginning of the fiscal year of adoption to determine if the restructuring is a TDR.  As a result of the Bancorp’s adoption, the notes to the financial statements have been updated to include the expanded disclosures.

New Accounting Pronouncements (Continued)

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Bancorp is evaluating the impact of this ASU on its consolidated financial statements.

(Dollars in thousands except for per share data)

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if (i) options to purchase common stock were exercised and (ii) warrants to purchase common stock were exercised.  Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. The following are the components of the Bancorp’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$2,340	$27,834	$806	$23,295

Weighted average number of common shares outstanding – basic	9,876,004	7,215,132	9,621,548	5,879,870
Warrants	73,258	21,248	64,360	7,440
Stock-based compensation plans	144,560	68,612	127,561	53,184

Weighted average number of common shares - diluted	10,093,822	7,304,992	9,813,469	5,940,494

Basic earnings per common share	$0.24	$3.86	$0.08	$3.96

Diluted earnings per common share	$0.23	$3.81	$0.08	$3.92

Stock options outstanding for 34,130 shares of common stock with exercise prices ranging from $12.96 to $33.00 per share and warrants for 130,047 shares of common stock with an exercise price of $16.50 to $68.82 per share for the three and nine months ended September 30, 2011 were not dilutive, because the exercise price was greater than the average market price.   Stock options outstanding for 9,617 shares of common stock with exercise prices ranging from $30.75 to $33.00 and warrants for 11,197 shares of common stock with an exercise price of $16.50 for the three and nine month periods ended September 30, 2010 were not dilutive because the exercise price was greater than the average market price.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury and government agencies	$1,489	$5	$—	$1,494
Mortgage-backed securities (1)	129,471	2,494	(101)	131,864
Asset-backed securities	648	5	—	653
Municipal securities	2,075	—	(86)	1,989
Corporate notes	20,000	—	(29)	19,971
	$153,683	$2,504	$(216)	$155,971

Held-to-Maturity:
Mortgage-backed securities	$361,256	$15,794	$—	$377,050

(1)           Includes an interest only strip security of $3 million.

(Dollars in thousands except for per share data)

NOTE 5 – INVESTMENT SECURITIES (continued)

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

The following table shows proceeds from the sale of available for sale investment securities, gross gains and gross losses on those sales of securities:

	For the nine months ended September 30,
	2011	2010
Proceeds from sale of available-for-sale investment securities	$112,757	$139,436
Gross gains	1,413	1,113
Gross losses	—	(2)

The following table shows investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	September 30, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,170	$1,171	$—	$—
Due after one year through five years	22,882	22,775	—	—
Due after five years through ten years	119	120	—	—
Due after ten years	41	41	—	—
	24,212	24,107	—	—
Mortgage-backed securities	129,471	131,864	361,256	377,050
Total investment securities	$153,683	155,971	$361,256	$377,050

(Dollars in thousands except for per share data)

NOTE 5 – INVESTMENT SECURITIES (continued)

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Mortgage-backed securities	$65	$(1)	$418	$(100)	$483	$(101)
Municipal securities	—	—	1,989	(86)	1,989	(86)
Corporate notes	4,971	(29)	—	—	4,971	(29)
Total investment securities available-for-sale	$5,036	$(30)	$2,407	$(186)	$7,443	$(216)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Treasury and government agencies	$1,457	$(29)	$116	$(1)	$1,573	$(30)
Mortgage-backed securities	134,068	(3,104)	524	(65)	134,592	(3,169)
Municipal securities	—	—	1,851	(237)	1,851	(237)
Total investment securities available-for-sale	$135,525	$(3,133)	$2,491	$(303)	$138,016	$(3,436)

At September 30, 2011, there were eight available for sale investment securities in the less than twelve month category and five available for sale investment securities in the twelve month or more category. At December 31, 2010, there were thirty-three available-for-sale investment securities in the less than twelve month category and six available for sale investment securities in the twelve month or more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates, such as but not limited to changes in economic conditions and the liquidity of the market, subsequent to the acquisition of specific securities. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market price recovery.

(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of net loans receivable at September 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Construction	$42,116	$50,964
Commercial real estate	61,276	72,281
Commercial and industrial	11,733	13,156
Residential real estate	21,212	23,822
Manufactured housing	4,174	4,662
Total loans receivable covered under FDIC loss sharing agreements (1)	140,511	164,885
Construction	16,625	13,387
Commercial real estate	231,591	144,849
Commercial and industrial	54,708	35,942
Mortgage warehouse	416,670	186,113
Manufactured housing	102,404	102,924
Residential real estate	49,800	28,964
Consumer	1,698	1,581
Deferred costs (fees), net	365	327
Total loans receivable not covered under FDIC loss sharing agreements	873,861	514,087
Allowance for loan losses	(14,025)	(15,129)
Loans receivable, net	$1,000,347	$663,843

(1)  Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of September 30, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due(1)	Non- Accrual	Current(2)	Total Loans (4)
Commercial and industrial	$572	$—	$572	$3,537	$50,599	$54,708
Commercial real estate	6,008	132	6,140	23,624	201,827	231,591
Construction	455	—	455	4,381	11,789	16,625
Residential real estate
First mortgages	844	—	844	1,042	22,256	24,142
Home equity	213	—	213	1,101	24,344	25,658
Acquired with credit deterioration	—	—	—	—	—	—
Consumer	76	—	76	59	1,563	1,698
Mortgage warehouse	—	—	—	—	416,670	416,670
Manufactured housing (3)	2,937	31	2,968	—	99,436	102,404

Total	$11,105	$163	$11,268	$33,744	$828,484	$873,496

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.
(4)	Loans exclude deferred costs and fees.

(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of December 31, 2010:

	30-89 Days Past Due(1)	Greater Than 90 Days(1)	Total Past Due(1)	Non- Accrual	Current(2)	Total Loans(4)

Commercial and industrial	$—	$—	$—	$705	$35,237	$35,942
Commercial real estate	3,545	—	3,545	15,739	125,565	144,849
Construction	51	—	51	4,673	8,663	13,387
Residential real estate
First mortgages	—	—	—	658	6,705	7,363
Home equity	400	—	400	467	20,702	21,569
Acquired with credit deterioration	—	—	—	32	—	32
Consumer	17	5	22	—	1,559	1,581
Mortgage warehouse	—	—	—	—	186,113	186,113
Manufactured housing (3)	2,698	—	2,698	—	100,226	102,924

Total	$6,711	$5	$6,716	$22,274	$484,770	$513,760

(1)    Loan balances do not include non-accrual loans.
(2) Loans where payments are due within 29 days of the scheduled payment date.
(3) Purchased manufactured housing loans are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.
(4) Loans exclude deferred costs and fees.

At September 30, 2011 and December 31, 2010, the Bank had other real estate owned that was not covered by loss sharing arrangements of $7,245 and $1,906, respectively.

Covered Nonaccrual Loans and Loans Past Due

The following table summarizes covered nonaccrual loans and past due loans, by class, as of September 30, 2011:

	30-89 Days Past Due (1)	Greater than 90 days (1)	Total past due (1)	Nonaccrual	Current(3)	Total
Commercial and industrial
Acquired with credit deterioration	$—	367	$367	$305	$418	$1,090
Remaining loans (2)	255	—	255	236	10,152	10,643
Commercial real estate
Acquired with credit deterioration	30	—	30	9,815	3,905	13,750
Remaining loans (2)	—	—	—	8,476	39,050	47,526
Construction
Acquired with credit deterioration	—	—	—	16,110	4,786	20,896
Remaining loans (2)	—	—	—	4,171	17,049	21,220
Residential real estate
Acquired with credit deterioration	—	—	—	999	1,855	2,854
First mortgages (2)	—	—	—	—	7,049	7,049
Home equity (2)	—	—	—	3,130	8,179	11,309
Manufactured housing
Acquired with credit deterioration	—	—	—	78	—	78
Remaining loans (2)	98	—	98	39	3,959	4,096
	$383	$367	$750	$43,359	$96,402	$140,511

(1) Loan balances do not include non-accrual loans.
(2) Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3) Loans where payments are due within 29 days of the scheduled payment date.

(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

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

(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

Impaired Loans - Covered and Non-Covered

The following table presents a summary of the impaired loans at September 30, 2011.

	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,949	$—	$1,893	$95
Commercial real estate	17,449	—	15,096	525
Construction	3,278	—	3,420	92
Consumer	39	—	1	2
Residential real estate	1,029	—	618	35
With an allowance recorded:
Commercial and industrial	3,330	958	3,320	124
Commercial real estate	11,661	3,402	10,880	473
Construction	7,370	3,184	3,420	46
Consumer	5	5	1	—
Residential real estate	661	268	618	232

Total	$46,771	$7,817	$39,267	$1,624

(1) Also represents the recorded investment.

The following table presents a summary of the impaired loans at December 31, 2010.

	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$179	$—	$83	$2
Commercial real estate	10,825	—	4,737	356
Construction	551	—	278	—
Consumer	—	—	—	—
Residential real estate	658	—	496	22
With an allowance recorded:
Commercial and industrial	7,382	1,456	6,383	462
Commercial real estate	18,293	6,551	11,715	857
Construction	6,168	2,006	6,198	168
Consumer	—	—	—	—
Residential real estate	620	305	668	16

Total	$44,676	$10,318	$30,558	$1,883

(1) Also represents the recorded investment.

(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

Troubled Debt Restructurings

At September 30, 2011 there were $9.7 million in loans categorized as troubled debt restructurings (“TDR”). All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession during the nine months ended September 30, 2011. There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total

Extended under forbearance	$3,093	$5,394	$8,487
Multiple extentions resulting from financial difficulty	74	-	74
Interest rate reductions	1,009	132	1,141
Total	$4,176	$5,526	$9,702

The following is an analysis of loans modified in a troubled debt restructuring by type of concession during the three months ended September 30, 2011. There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total

Extended under forbearance	$-	$1,423	$1,423
Multiple extentions resulting from financial difficulty	72	-	72
Interest rate reductions	901	-	901
Total	$973	$1,423	$2,396

(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

Troubled Debt Restructurings

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings, and the recorded investments and unpaid principal balances during the nine months ended September 30, 2011.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number	Recorded	Number	Recorded
	Of Loans	Investment	of Loans	Investment
Commercial and Industrial	1	$108	-	$-
Commercial Real Estate	3	2,543	18	4,904
Construction	1	550	-	-
Manufactured Housing	12	973	-	-
Residential Real Estate	-	-	1	622
Consumer	1	2	-	-
Total Loans and Leases	18	$4,176	19	$5,526

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings, and the recorded investments and unpaid principal balances during the three month ended September 30, 2011.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number	Recorded	Number	Recorded
	Of Loans	Investment	of Loans	Investment
Commercial Real Estate	-	$-	4	$1,423
Manufactured Housing	12	973	-	-
Total Loans and Leases	12	$973	4	$1,423

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which the Bancorp would not offer in non-troubled situations. During the three-month and nine-month periods ended September 30, 2011, $1.57 million were modified in a troubled debt restructuring. All modifications took place during the third quarter September 30, 2011. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $11,000 in specific reserves resulting from the addition of TDR modifications in the three-month and nine-month periods ended September 30, 2011

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES  (continued)

Credit Quality Indicators

Commercial and industrial, Commercial real estate, Residential real estate and Construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan. The following presents the credit quality tables as of September 30, 2011 and December 31, 2010 for the non-covered loan portfolio.

	September 30, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$45,077	$184,630	$9,568	$48,239
Special Mention	19	13,595	237	—
Substandard	9,288	31,428	5,685	1,561
Doubtful	324	1,938	1,135	—
Total	$54,708	$231,591	$16,625	$49,800

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$1,639	$416,670	$102,404
Nonperforming (1)	59	—	—
Total	$1,698	$416,670	$102,404

(1)	Defined as past due thirty or more days at September 30, 2011.

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$27,771	$107,480	$4,653	$27,566
Special Mention	534	8,500	1,416	—
Substandard	7,306	25,213	6,246	1,398
Doubtful	331	3,656	1,072	—
Total	$35,942	$144,849	$13,387	$28,964

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$1,559	$186,113	$100,226
Nonperforming (1)	22	—	2,698
Total	$1,581	$186,113	$102,924

(1)	Defined as past due thirty or more days at December 31, 2010.

The following presents the credit quality tables as of September 30, 2011 and December 31, 2010 for the covered loan portfolio.

	September 30, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$11,294	$37,982	$10,927	$15,886
Special Mention	54	5,357	7,642	1,198
Substandard	385	17,937	23,547	4,128
Doubtful
Total	$11,733	$61,276	$42,116	$21,212

Manufactured Housing
Performing	$4,057
Nonperforming (1)	117
Total	$4,174

(1)	Defined as past due thirty or more days at September 30, 2011.

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$11,134	$38,431	$23,134	$17,219
Special Mention	1,060	16,118	19,573	3,214
Substandard	917	14,736	8,257	1,672
Doubtful	45	2,996	—	1,717
Total	$13,156	$72,281	$50,964	$23,822

Manufactured Housing
Performing	$4,358
Nonperforming (1)	304
Total	$4,662

(1)	Defined as past due thirty or more days at December 31, 2010.

Allowance for loan losses

The changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and the loans and allowance for loan losses by loan segment based on impairment method are as follows:

Three months ended September 30, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, July 1, 2011	$1,945	$7,177	$2,479	$1,607
Charge-offs	(717)	(182)	—	(4)
Recoveries	9	72	—	—
Provision for loan losses	359	(264)	1,191	(436)
Ending Balance, September 30, 2011	$1,596	$6,803	$3,670	$1,167
Nine months ended September 30, 2011
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116
Charge-offs	(2,178)	(4,389)	(1,069)	(109)
Recoveries	15	78	2	—
Provision for loan losses	2,097	1,962	2,610	160
Ending Balance, September 30, 2011	$1,596	$6,803	$3,670	$1,167

Loans:
Individually evaluated for impairment	$5,279	$29,110	$10,648	$1,690
Collectively evaluated for impairment	55,706	247,428	22,451	67,421
Loans acquired with credit deterioration	892	21,971	26,535	4,469
Allowance for loan losses:
Individually evaluated for impairment	$958	$3,402	$3,185	$268
Collectively evaluated for impairment	561	2,742	416	835
Loans acquired with credit deterioration	77	659	69	64

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended September 30, 2011	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, July 1, 2011	$39	$20	$589	$90	$13,946
Charge-offs	—	(1)	—	—	(904)
Recoveries	—	2	—	—	83
Provision for loan losses	(39)	35	36	18	900
Ending Balance, September 30, 2011	$-	$56	$625	$108	$14,025
Nine months ended September 30, 2011
Beginning Balance, January 1, 2011	$—	$11	$465	$596	$15,129
Charge-offs	—	(7)	—	—	(7,752)
Recoveries	—	3	—	—	98
Provision for loan losses	—	49	160	(488)	6,550
Ending Balance, September 30, 2011	$—	$56	$625	$108	$14,025

Loans:
Individually evaluated for impairment	$—	$44	$—	$—	$46,771
Collectively evaluated for impairment	115,452	5,689	416,670	—	930,819
Loans acquired with credit deterioration	90	—	—	—	53,956
Market discounts/premiums/valuation adjustments					(17,539)
Total loans					1,014,007
Allowance for loan losses:
Individually evaluated for impairment	$—	$5	$—	$—	$7,817
Collectively evaluated for impairment	—	23	625	108	5,310
Loans acquired with credit deterioration	—	28	—	—	898

The non-covered manufactured housing portfolio was purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items.  At September 30, 2011, funds available for reimbursement, if necessary, are $7,330.   Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

The changes in the allowance for loan losses and the loans and allowance for the nine months ended September 30, 2010 are as follows:

Three months ended September 30, 2010	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, July 1, 2010	$1,806	$6,253	$2,325	$1,127
Charge-offs	(1,182)	—	(121)	(388)
Recoveries	1	—	—	—
Provision for loan losses	1,917	(2,938)	(494)	5,443
Ending Balance, September 30, 2010	$2,542	$3,315	$1,710	$6,182
Nine months ended September 30, 2010
Beginning Balance, January 1, 2010	$1,285	$4,689	$2,984	$974
Charge-offs	(1,432)	(1,526)	(1,147)	(784)
Recoveries	1	3	—	—
Provision for loan losses	2,688	149	(127)	5,992
Ending Balance, September 30, 2010	$2,542	$3,315	$1,710	$6,182
Loans:
Individually evaluated for impairment	$8,293	$12,766	$6,626	$14,643
Collectively evaluated for impairment	24,222	90,372	8,087	46,903
Loans acquired with credit deterioration	—	—	—	—
Allowance for loan losses:
Individually evaluated for impairment	$2,364	$1,976	$1,491	$4,271
Collectively evaluated for impairment	178	1,339	219	1,911
Loans acquired with credit deterioration	—	—	—	—

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended September 30, 2010	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, July 1, 2010	$—	$11	$618	$96	$12,236
Charge-offs	—	—	—	—	(1,691)
Recoveries	—	—	—	—	1
Provision for loan losses	—	—	205	(58)	4,075
Ending Balance, September 30, 2010	$—	11	823	38	14,621
Nine months ended September 30, 2010
Beginning Balance, January 1, 2010	$—	$49	$51	$—	$10,032
Charge-offs	—	(23)	—	—	(4,912)
Recoveries	—	—	—	—	4
Provision for loan losses	—	(15)	772	88	9,547
Transfers to reserve for unfunded commitments (a)	—		—	(50)	(50)
Ending Balance, September 30, 2010	$—	$11	$823	$38	$14,621

Loans:
Individually evaluated for impairment	$—		$—	$—	$—	$42,328
Collectively evaluated for impairment	104,509		1,433	328,943	—	604,469
Loans acquired with credit deterioration	—		—	—	—	—
Allowance for loan losses:
Individually evaluated for impairment	$—	$		$—	$—	$10,102
Collectively evaluated for impairment	—		11	823	38	4,519
Loans acquired with credit deterioration	—		—	—	—

(a)
At September 30, 2010, the Bancorp had a reserve of $50 for unfunded commitments included within the allowance for loan losses. The reserve for unfunded loan commitments was reclassified to Other Liabilities during the nine months ended September 30, 2010.

The following table presents the loans with credit deterioration as of September 30, 2011 for the loans acquired in the BBI and Tammac transactions.  Both BBI and Tammac transactions occurred in September 2011, and the final calculations were not yet finalized. The balances presented are estimates based on data collected at the time of the transactions.

Contractually required payments receivable	$123,932
Credit Discount (nonaccretable difference)	(12,130)
Cash flows expected to be collected	111,802
Market Discount (accretable yield)	644
Fair value of loans acquired with credit deterioration	$112,446

The changes in the accretable yield for the nine months ended September 30, 2011:
Acquisitions
Balance, beginning of period	$7,176
Additions resulting from acquisition	644
Accretion to interest income	(1,545)
Disposals	(32)
Reclassification (to)/from nonaccretable difference	(397)
Balance, end of period	$5,846

(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (continued)

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

The following table summarizes the activity related to the FDIC loss sharing receivable for the nine months ended September 30, 2011:

Balance, beginning of period	$16,702
Acquisitions	—
FDIC loss sharing receivable	1,709
Reimbursement from the FDIC	(6,551)
Balance, end of period	$11,860

NOTE 7 – BORROWINGS

During the second quarter 2011, the Bank entered into agreements to sell securities under agreements to repurchase for up to $400,000 in total borrowings. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the balance sheet. The amount of the mortgage-backed securities underlying the agreements continues to be carried in the Bank's investment securities portfolio. The Bank has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Bank’s control.  At September 30, 2011, the Bank had $110,000 in securities sold under agreements to repurchase and 11,000 in FHLB advances outstanding with an average rate of 0.62% and 3.25%, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

On September 30, 2011, the Bancorp sold 419,000 shares of common stock and 565,848 shares of Class B Non-Voting Common Stock at $13.20 per share with total proceeds of $13,000.  During the first quarter 2011, the Bank sold shares of its common stock and Class B Non-Voting Common Stock to certain Lead Investors.  Giving effect to the reorganization, the Bancorp (as successor to the Bank) issued, in connection with this transaction, 668,527 shares of common stock and 363,000 shares of Class B Non-Voting Common Stock at $12.00 per share and 210,916 shares of common stock and 146,310 shares of Class B Non-Voting Common Stock to the Bancorp’s Lead Investors at $10.50 per share.  The proceeds, net of offering costs were $15.6 million.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Stock Option Plans

Stock-based compensation expense of $428 and $189 was recognized for the nine months ended September 30, 2011 and 2010, respectively. Unrecognized compensation expense related to unvested stock options was approximately $2,313 at September 30, 2011, and is expected to be recognized over a period of 3.5 years.

During the nine months ended September 30, 2011, the Bancorp (as successor to the Bank) granted to employees options to purchase 200,268 shares of common stock at an weighted average exercise price of $12.12 per share. The stock options vest over the next five anniversaries from the date of grant. The estimated fair value of the stock options granted was calculated using the following weighted average assumptions of a Black-Scholes option pricing: risk-free interest rate was 2.05%; an expected dividend yield 0%; an expected volatility was 20% and an expected life of seven years. The weighted average fair value of the options granted was estimated to be $3.81 per share.

(Dollars in thousands except for per share data)

NOTE 9 – EMPLOYEE BENEFIT PLANS – (continued)

Stock option activity under the Bancorp’s stock option plans at September 30, 2011 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2011	758,244	$10.38
Issued	200,268	12.12
Forfeited	(6,367)	20.36
Outstanding, September 30, 2011	952,145	$10.97	5.80	$2,548

Options exercisable at September 30, 2011	6,592	$31.75	4.24	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Bancorp’s latest sale price of $13.20 and the exercise price) multiplied by the number of in-the-money options.

Restricted Stock Units

The Bancorp (as successor to the Bank) granted restricted stock units to purchase 35,625 shares of common stock on February 17, 2011. These awards vest in three equal annual installments on the first, second and third anniversaries of the date of grant. The fair value of the restricted stock units granted on February 17, 2011 was $12.00 per share. Unrecognized compensation expense related to unvested restricted stock units was approximately $338 at September 30, 2011 and is expected to be recognized over a period of 2.87 years.  Stock-based compensation expense of $87 was recognized for the nine months ended September 30, 2011. There were no grants of restricted stock units in the first nine months of 2010.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Nine months ended September 30,
	2011	2010

Unrealized holding gains on available for sale investment securities	$6,573	$1,036
Less: Reclassification adjustment for gains on sales of investment securities recognized in the net income	1,413	1,111
Net unrealized (losses) gains	5,160	(75)
Income tax benefit (expense)	(1,755)	23
Other comprehensive income (loss), net	$3,405	$(52)

(Dollars in thousands except for per share data)

NOTE 11 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  The Bancorp’s and the Bank’s capital amounts and ratios at September 30, 2011 and December 31, 2010 are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of September 30, 2011:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$160,280	14.76%	≥	$86,892	≥	8.0%	≥	N/A		N/A
Customers Bank	$147,456	13.57%	≥	$86,914	≥	8.0%	≥	$108,643	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$145,497	13.40%	≥	$43,446	≥	4.0%	≥	N/A		N/A
Customers Bank	$132,670	12.21%	≥	$43,457	≥	4.0%	≥	$65,186	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$145,497	8.92%	≥	$65,257	≥	4.0%	≥	N/A		N/A
Customers Bank	$132,670	8.13%	≥	$65,257	≥	4.0%	≥	$81,571	≥	5.0%
As of December 31, 2010:
Total capital (to risk weighted assets)	$115,147	21.1%	≥	$43,571	≥	8.0%	≥	$53,464	≥	10.0%
Tier 1 capital (to risk weighted assets)	$107,036	19.7%	≥	$21,557	≥	4.0%	≥	$32,335	≥	6.0%
Tier 1 capital (to average assets)	$107,036	8.7%	≥	$49,397	≥	4.0%	≥	$61,747	≥	5.0%

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and to disclose the fair value of its financial instruments.  FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.  The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at September 30, 2011 and December 31, 2010:

Cash and cash equivalents:
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities:
The fair value of investment securities available-for-sale and held–to-maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

The carrying amount of restricted investment in Bancorp stock approximates fair value, and considers the limited marketability of such securities.

Interest-Only Strips:
To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bancorp generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions –credit losses and discount rates commensurate with the risks involved. At September 30,2011, the Bancorp had interest-only strips measured at fair value on a recurring basis classified within Level 3.

(Dollars in thousands except for per share data)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Loans receivable held for sale:
The fair value of loans receivable held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

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

Impaired loans:
Impaired loans are those that are accounted for under FASB ASC 450, Contingencies, in which the Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Other Real Estate Owned ("OREO"):
The fair value was determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs). All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice ("USPAP"). Appraisals are certified to the Bancorp and performed by appraisers on the Bancorps approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”.

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

Borrowings:
Borrowings consist of FHLB advances and Securities sold under agreements to repurchase. The carrying amounts of these borrowings approximate their fair values.  Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. The fair value of Securities sold under agreements to repurchase is estimated by discounting the projected future cash flows using current market rates on similar securities.

Subordinated debt:

Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Off-balance sheet financial instruments:

Fair values for the Bancorp’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

(Dollars in thousands except for per share data)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of the Bancorp’s financial instruments were as follows at September 30, 2011 and December 31, 2010.
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$52,830	$52,830	$238,724	$238,724
Investment securities, available-for-sale	155,971	155,971	205,828	205,828
Investment securities, held–to-maturity	361,256	377,050	—	—
Loans held for sale	205,027	205,027	199,970	199,970
Loans receivable, net	1,000,347	1,219,128	663,843	661,320
FDIC loss sharing receivable	11,860	11,860	16,702	16,702
Restricted stock	14,723	14,723	4,267	4,267
Accrued interest receivable	4,319	4,319	3,196	3,196
Liabilities:
Deposits	$1,581,825	$1,590,146	$1,245,690	$1,247,535
Securities sold under agreements to repurchase	110,000	110,029	—	—
Subordinated debt	2,000	2,000	2,000	2,000
Borrowings	11,000	12,957	11,000	10,756
Accrued interest payable	1,419	1,419	1,657	1,657
Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	—	—	—	—
Unfunded commitments to fund mortgage warehouse lines	—	—	—	—
Standby letters of credit issued on the Bancorp’s behalf	—	—	—	—

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Bancorp’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

(Dollars in thousands except for per share data)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value

U.S. Treasury and government agencies	$—	$1,494	$—	$1,494
Mortgage-backed securities	367	128,497	3,000	131,864
Asset-backed securities	—	653	—	653
Corporate bonds	__	4,971	15,000	19,971
Municipal securities	—	1,989	—	1,989
	$367	$137,604	$18,000	$155,971

	December 31, 2010
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value

U.S. Treasury and government agencies	$—	$1,681	$—	$1,681
Mortgage-backed securities	39	201,535	—	201,574
Asset-backed securities	—	722	—	722
Municipal securities	—	1,851	—	1,851
	$39	$205,789	$—	$205,828

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized as follows:

As of September 31, 2011
(In thousands)	Level 3
Beginning balance December 31, 2010	$-
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	18,000
Transfers in and/or out of Level 2	-
Ending balance September 30, 2011	$18,000

(Dollars in thousands except for per share data)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2011
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
Impaired loans, net of specific reserves of $ 7,817	$—	$—	$15,210	$15,210
Loans held for sale	—	205,027	—	205,027
Other real estate owned	—		12,128	12,128
	$—	$205,027	$27,338	$232,365

	December 31, 2010
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
Impaired loans, net of specific reserves of $10,318	$—	$—	$22,695	$22,695
Loans held for sale	—	199,970	—	199,970
Other Real Estate Owned	—	—	7,248	7,248
	$—	$199,970	$29,943	$229,913

The above information should not be interpreted as an estimate of the fair value of the entire Bancorp since a fair value calculation is only provided for a limited portion of the Bancorp’s assets.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bancorp’s disclosures and those of other companies may not be meaningful.

NOTE 13 - LEGAL CONTINGENCIES

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

NOTE 13 - LEGAL CONTINGENCIES (Continued)

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

NOTE 14 - SUBSEQUENT EVENTS

On November 1, 2011, Allied Home Mortgage Capital Corp. was sued by federal authorities for alleged fraudulent lending practices.  Allied Home Mortgage Corp. asked a federal judge to restore its ability to originate and underwrite Federal Housing Authority-insured home loans, alleging that the company has complied with HUD regulations and that HUD's complaints are not only with a predecessor company but are also based on flawed facts.  Customers Bank provides a warehouse line to Allied which they use to fund their pipeline of mortgage loans that are originated for sale in the capital markets.  As of November 9, 2011, the bank has $32 million of loans to Allied which are secured by 1 to 4 family mortgages.  At this time, Customers Bank is well secured and does not expect to incur any losses.  The Bank will not do further lending to Allied and the Bank expects to eliminate this exposure within 90 days.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and all attachments hereto as well as other written or oral communications made from time to time by the Bancorp may contain certain forward-looking information within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” “anticipates,” “strategies” or the negative thereof or comparable terminology, or by discussion of strategy that involve risks and uncertainties.  These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  This information is based on various assumptions that may not prove to be correct. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Bancorp and the Bank.  Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed.  Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this report and attachments hereto.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents referred to, the dates of those documents.  Neither the Bancorp nor the Bank undertakes any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Management discussion and analysis is provided supplementally for the Bancorp’s results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to the Bank’s financial condition and results of operations as of and for the nine months ended September 30, 2011. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2010 included in the Bancorp's Registration Statement on form S-1 (File No. 333-166205) which is referred to as the “Registration Statement.”

Any interim financial information for periods prior to September 17, 2011 contained herein reflect those of the Bank as the predecessor entity to the Bancorp.

Critical Accounting Policies

The Bancorp has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements.  The Bank’s significant accounting policies are described in footnote 1 to its audited financial statements for the year ended December 31, 2010 included in the Registration Statement.

Certain accounting policies involve significant judgments and assumptions by the Bancorp that have a material impact on the carrying value of certain assets and liabilities.  The Bancorp considers these accounting policies to be critical accounting policies.  The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Actual results could differ from these estimates. There have been no material changes in the Bancorp’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in the Bancorp’s Registration Statement.

Results of Operations

Third quarter 2011 to third quarter 2010

The Bancorp had a net income of $2.3 million for the three months ended September 30, 2011 compared to a net income of $27.8 million for the three months ended September 30, 2010.  Diluted earnings per share were $3.81 and $0.23 for the three months ended September 30, 2010 and September 30, 2011, respectively, a decrease of $3.58 per share.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings.  The following table summarizes net interest income and related spread and margin for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2011			2010
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Interest earning assets
Interest earning deposits	$106,522	$67	0.25%	$158,055	$98	0.25%
Federal funds sold	710	1	0.56%	19,589	7	0.14%
Investment securities, taxable	553,141	3,972	2.85%	9,343	115	4.88%
Investment securities, non taxable (B)	1,894	22	4.61%	1,997	32	6.36%
Loans (A) (B)	905,998	11,297	4.95%	683,862	9,204	5.34%
Restricted stock	14,080	51	1.44%	3,614	20	2.20%
Total interest earning assets	$1,582,345	$15,410	3.86%	$876,460	$9,476	4.29%
Interest-bearing liabilities
Interest checking	$18,558	$23	0.49%	$30,474	$72	0.94%
Money market	504,117	1,573	1.24%	226,008	1,023	1.80%
Other savings	12,878	22	0.68%	14,508	27	0.74%
Certificates of deposit	827,560	3,946	1.89%	457,218	1,989	1.73%
Total interest bearing deposits	1,363,113	5,564	1.73%	728,208	3,111	1.69%
Other borrowings	39,924	132	1.31%	13,000	109	3.33%
Total interest-bearing liabilities	1,403,037	5,696	1.61%	741,208	3,220	1.72%
Non-interest-bearing deposits	95,193	—	—	57,199	—	—
Total deposits & borrowings	$1,498,230	5,696	1.51%	$798,407	3,220	1.60%
Net interest earnings (B)		9,714			6,256
Tax equivalent adjustment		7			11
Net interest earnings		$9,707			$6,245
Interest spread			2.36%			2.69%
Net interest margin			2.46%			2.86%
Net interest margin tax equivalent (B)			2.45%			2.85%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Full tax equivalent basis, using a 34% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $9.7 million for the three months ended September 30, 2011 compared to $6.2 million for the same period in 2010, an increase of $3.5 million or 56.5%.  Interest income on loans, investments and interest earning deposits was $15.4 million in the third quarter of 2011 compared to $9.5 million in the same period of 2010, an increase of $5.9 million or 62.1%.   Interest expense on deposits and borrowed funds was $5.7 million in the three months ended September 30, 2011, an increase of $2.5 million or 78.1%, when compared to $3.2 million for the same period in 2010.   Average interest earning assets for 2011 increased $705.9 million from three months ended September 30, 2010 as the yield on interest earning assets decreased 43 basis points to 3.86% in the three months ended September 30, 2011 from 4.29% for the three months ended September 30, 2010.

Average interest earning deposits decreased to $106.5 million or 6.7% of total interest earning assets when compared to $158.1 million or approximately 18.0% of total interest earning assets during the third quarter 2011 and 2010, respectively. Average loans increased $222.1 million or 32.5% in third quarter of 2011 compared to third quarter 2010. This increase in loans was attributed to the origination of $79 million in mortgage warehouse loans, and the acquisition of $107 million from the Berkshire Bank acquisition and the Tammac transaction. Average investments increased $543.7 million during the third quarter 2011 compared to third quarter 2010.  The increase in investments was mainly attributed to the purchase of US government agency CMOs and COPP Bonds throughout 2011 using the excess cash held in the interest earning cash accounts. The Bancorp continues to identify avenues with limited credit risk, to redeploy the interest earning cash into higher yielding assets.  This strategy coupled with growth in loans and deposit accounts is intended to boost the net interest margin back to a more normalized level.  The Bancorp continues to evaluate its short term strategies to enhance earnings, and the implementation of the five strategies that commenced in the first quarter of 2011.  These strategies are to grow the mortgage warehouse lending business, deploy excess cash from the deposit growth into investments and loans portfolios, reduce the costs of deposits, improve asset quality through aggressive management of stressed assets and to successfully integrate the Berkshire acquisition.

Average interest bearing liabilities increased $661.8 million to $1.40 billion at September 30, 2011 compared to $741.2 million at September 30, 2010, while the interest paid on these liabilities decreased 11 basis points quarter over quarter.  The increase in interest bearing liabilities was attributed to product promotions held during 2011, $121.4 million in acquired deposits form Berkshire Bank, and approximately $149.2 million from one de novo branch opened in January 2011. The cost of funds for the interest bearing liabilities decreased primarily due to the change in deposit products and rates of time deposits and money market accounts.

The key measure of the Bancorp’s net interest income is its net interest margin. The net interest margin decreased 40 basis points to 2.46% in the three months ended September 30, 2011 from 2.86% in the same period of 2010.  This decrease was primarily attributable to the decline in yields on interest earning assets. Loan yields declined 39 basis points or 7% from 5.34% in 2010 to 4.95% in 2011 (57% of total average interest earning assets at September 30, 2011).  Investment yields also declined from 4.88% in 2010 to 2.85% in 2011 (35% of total average interest earning assets at September 30, 2011).

PROVISION FOR LOAN LOSSES

The Bancorp has established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of operations.  The loan portfolio is reviewed and evaluated on a quarterly basis to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.   Approximately 14% of the loan portfolio is covered under loss sharing agreements with the FDIC.  Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses was $900,000 for the three months ended September 30, 2011, a decrease of $3.2 million from $4.1 million in the same period of 2010.  This decrease was primarily due to a stabilization in non-performing loans and charge-offs of problem loans.  Increased charge-off levels were recorded in the second quarter of 2011 for five loan relationships that were 87% of the $6.2 million of the total charge-offs in the second quarter of 2011.  These charge-offs were recorded at the time management determined through its extensive loan workout process that the loans were not collectible and cash flows were not available from the borrower, however, the effort to recover the balances will continue.  For more information about the Bancorp’s provision and allowance for loan and lease losses and the Bancorp’s loss experience see “Credit Risk” and “Asset Quality” on pages 47 and 48.

NON-INTEREST INCOME

The chart below shows the Bancorp’s results in the various components of non-interest income for the three months ended September 30, 2011 and 2010 (in thousands).

	Three months ended September 30,
	2011	2010
Service fees	$156	$266
Mortgage warehouse transactional fees	1,366	780
Bank owned life insurance	264	59
Gain on sale of investment securities, net	1,413	35
Gain on sale of loans	299	-
Bargain purchase gains on bank acquisitions	-	40,254
Accretion of FDIC loss sharing receivable	-	149
Other	93	117
Total non-interest income	$3,591	$41,660

Non-interest income was $3.6 million for the three months ended September 30, 2011, a decrease of $38.1 million from $41.7 million for the three months ended September 30, 2010.  This decrease is primarily due to the bargain purchase gains on bank acquisitions of $40.3 million during 2010, partially offset by a $586,000 increase in mortgage warehouse transaction fees to $1.4 million for the three months ended September 30, 2011 compared to $780,000 in the same period in 2010 which was primarily due to increased volumes from both new and existing customers.

Service fees represent a significant component of non-interest income and were $156,000 in the third quarter of 2011, a decrease of $110,000 from the same period in 2010. This decrease was primarily due to loan deferred fees accelerated and recognized during the sale of participation loans during 3rd quarter 2010.

The Bancorp owned life insurance income increased $205,000 from $59 thousand for the third quarter of 2010 to $264,000 for the same period in 2011 as a result of the additional purchase of $20 million of BOLI in December 2010 as well as the assumption of $2.5 million of BOLI from the merger of BBI on September 17, 2011.

There were significant gains on sale of investment securities in the third quarter of 2011 as the Bancorp sold $112 million of securities for a gain of $1.4 million.  The Bancorp sold $98.1 million of investment securities in the third quarter 2010 for a gain of $35,000. The gains in 2010 were primarily due to the sales of US agency, municipal and mortgage-backed securities.

NON-INTEREST EXPENSE

The below chart shows the Bancorp’s results in the various components of non-interest expense for the three months ended September 30, 2011 and 2010 (in thousands).

	Three months ended September 30,
	2011	2010
Salaries and employee benefits	$3,866	$7,552
Occupancy	749	601
Technology, communication and bank operations	829	1,049
Advertising and promotion	206	239
Professional services	1,177	795
Merger related expenses	530	-
FDIC assessments, taxes, and regulatory fees	346	463
Loan workout and other real estate owned	695	531
Other	731	312
Total other expenses	$9,129	$11,542

Non-interest expense was $9.1 million for the three months ended September 30, 2011, a decrease of $2.4 million from $11.5 million for the same period in 2010.    Salaries and employee benefits represent the largest component of non-interest expense and were $3.9 million in the third quarter of 2011 compared to $7.5 million in the same period in 2010, a decrease of $3.6 million.   This decrease was attributable to $2.6 million in SERP paid out during the third quarter of 2010. The merger related expenses during the third quarter of 2011 were related to the purchase of BBI.

Occupancy expense increased $149,000 from $601,000 in 2010 to $749,000 in 2011.  The increase was related to six additional branches opened or acquired during the period to support the growth of the Bank.  Technology, communications and bank operations expense was $829,000 for the three months ended September 30, 2011, a decrease of $220,000 or 21.0% over the $1,049,000 in the same period of 2010. This decrease was primarily due to higher conversion expense taken in 2010 of approximately $500,000,  offset by an increase in network support and  OSI Core Processing expenses.

Expenses related to professional services increased to $1.2 million in the third quarter of 2011 from $795,000 in the same period of 2010.  This increase was primarily attributable to legal expenses related to regulatory filings and litigation with a vendor from one of the acquired banks.

FDIC assessments, taxes and regulatory fees decreased 25.3% or $117,000 to $346,000 in the third quarter of 2011 from $463,000 in the third quarter of 2010.  This decrease is primarily due to the reduction in the FDIC assessment base computation percentage and methodology.

Loan workout and other real estate owned (OREO) expenses increased by $164,000 to $695,000 in the three months ended September 30, 2011 from $531,000 in the same period of 2010.  Increase was attributable by higher legal fees and general expenses to support and maintain a higher number of properties during the third quarter 2011.  At September 30, 2011, the Bancorp had 44 properties identified as OREO, of which 4 were added during the 3rd quarter 2011 and an additional 16 added in conjunction with the Berkshire Bank acquisition during September 2011.

Other expenses increased by $423,000 to $735,000 in the third quarter of 2011 from $312,000 in the third quarter of 2010.  This increase was primarily attributable to increases in director fees, loan insurance, office supplies for the additional offices and acquired banks, business development and other miscellaneous expenses.

 INCOME TAXES

The income tax expense is $299,000 and $930,000 for the three and nine months ended September 30, 2011, respectively for an effective tax rate of approximately 27 percent. The income tax provision was $4.5 million for the three and nine months ended September 30, 2010, respectively. The provision recorded in 2010 reflects a provision net of reversal of deferred tax valuation allowance previously recorded on the net deferred tax asset through the second quarter of 2010. Management periodically evaluates its income tax position to confirm that there is sufficient taxable income to absorb losses, if sufficient taxable income is not available to absorb the tax loss, a valuation allowance may be required at a future date.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The Bancorp had a net income of $806,000 available to common shareholders for the nine months ended September 30, 2011 compared to net income of $23.3 million for the nine months ended September 30, 2010.  Diluted earnings per share was $0.08 for the nine months ended September 30, 2011 and $3.92 per share for the nine months ended September 30, 2010, a decrease of $3.84 per share.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits and borrowings) is the primary source of the Bancorp’s earnings.  The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2011			2010
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Interest earning assets
Interest earning deposits	$201,048	$377	0.25%	$99,810	$136	0.18%
Federal funds sold	3,014	3	0.13%	11,296	14	0.17%
Investment securities, taxable	479,831	10,341	2.88%	38,478	933	3.24%
Investment securities, non taxable (B)	1,830	65	4.75%	2,707	133	6.57%
Loans (A) (B)	815,294	31,024	5.09%	467,012	17,900	5.12%
Restricted stock	10,178	135	1.77%	2,854	69	3.23%
Total interest earning assets	$1,511,195	$41,945	3.71%	$622,157	$19,185	4.12%
Interest-bearing liabilities
Interest checking	$16,669	$62	0.50%	$17,790	$105	0.79%
Money market	449,518	4,680	1.39%	157,732	2,101	1.78%
Other savings	12,787	65	0.68%	10,737	53	0.66%
Certificates of deposit	827,938	11,853	1.91%	319,931	4,397	1.84%
Total interest bearing deposits	1,306,912	16,660	1.70%	506,190	6,656	1.76%
Other borrowings	31,247	381	1.63%	13,730	325	3.16%
Total interest-bearing liabilities	1,338,159	17,041	1.70%	519,920	6,981	1.80%
Non-interest-bearing deposits	86,216	—	—	40,016	—	—
Total deposits & borrowings	$1,424,375	17,041	1.60%	$559,936	6,981	1.67%
Net interest earnings (B)		24,904			12,204
Tax equivalent adjustment		22			45
Net interest earnings		$24,882			$12,159
Interest spread			2.11%			2.46%
Net interest margin			2.20%			2.62%
Net interest margin tax equivalent (B)			2.20%			2.61%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Full tax equivalent basis, using a 34% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $24.9 million for the nine months ended September 30, 2011 compared to $12.2 million for the same period in 2010, an increase of $12.7 million or 104%.  Interest income on loans, investments and interest earning deposits was $41.9 million for the nine months ended September 30, 2011 compared to $19.2 million in the same period of 2010, an increase of $22.7 million or 118%.   Interest expense on deposits and borrowed funds was $17 million in the nine months ended September 30, 2011, an increase of $10 million or 143%, from $7 million for the same period in 2010.   Average interest earning assets increased $889 million at September 30, 2011 as the yield on interest earning assets decreased 41 basis points to 3.71% in the nine months ended September 30, 2011 from 4.12% for the nine months ended September 30, 2010.

Average interest earning assets increased $889.0 million to $1.51 billion at September 30, 2011 from $622.2 million at September 30, 2010.  Average interest earning deposits increased to $201.0 million or approximately 13.3% of total interest earning assets at September 30, 2011 compared to 16.04% at September 30, 2010.  Average loans increased $348.3 million from the origination of $231 million in mortgage warehouse loans, and the acquisition of $107 million from the Berkshire Bank acquisition and the Tammac transaction.

Average interest bearing liabilities increased $818.2 million to $1.34 billion at September 30, 2011 while the interest paid on these liabilities decreased 10 basis points due to reduced rates on money market accounts of 39 basis points offset by a slight increase in other interest bearing accounts.   The cost of funds for the interest bearing liabilities decreased 10 basis points to 1.70% in the first nine months of 2011 from 1.80% in the first nine months of 2010 due to the change in deposit products and rates of time deposits and money market accounts.

The key measure of the Bancorp’s net interest income is its net interest margin.  The Bancorp’s net interest margin decreased 42 basis points to 2.20% in the nine months ended September 30, 2011 from 2.62% in the same period of 2010.  This decrease was primarily attributable to the higher growth in average deposit balances and decline in yields on interest earning assets. Interest earning assets increased 143% while interest bearing deposits increased 158% during the nine months ended September 30, 2011. In addition, average yield on loans and investment securities (taxable) declined 3 basis points and 36 basis points, respectively, during the nine months ended September 30, 2011 compared to nine months ended September 30, 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $6.6 million for the nine months ended September 30, 2011, a decrease of $3 million from $9.6 million in the same period of 2010.  For more information about the provision and allowance for loan and lease losses and the loss experience see “Credit Risk” and “Asset Quality” on pages 47 and 48.

The Bancorp recorded the loans covered under loss sharing agreements (collectively covered loans) at fair value at the time of each acquisition and no specific allowance for loan losses has been allocated to the covered loans as there has not been significant deterioration since the acquisition dates.   The Bancorp evaluated the adequacy of the credit (non-accretable) discounts on the covered loans and we determined that no specific provision for loan losses on the covered loans was required for the nine months ended September 30, 2011.

NON-INTEREST INCOME

The chart below shows the Bancorp’s results in the various components of non-interest income for the nine months ended September 30, 2011 and 2010 (in thousands).

	Nine months ended September 30,
	2011	2010
Service fees	$463	$456
Mortgage warehouse transactional fees	3,754	1,483
Bank owned life insurance	1,128	175
Gain on sale of investment securities, net	1,413	1,111
Gain on sale of loans	377	-
Bargain purchase gains on bank acquisitions	-	40,254
Accretion of FDIC loss sharing receivable	1,709	149
Other	402	197
Total non-interest income	$9,246	$43,825

Non-interest income was $9.2 million for the nine months ended September 30, 2011, a decrease of $34.6 million from $43.8 million for the nine months ended September 30, 2010.  This decrease is primarily due to the gains on bank acquisitions of $40.2 million recorded in during nine months ended September 30, 2010. These gains were partially offset by $3.8 million in mortgage warehouse transaction fees for the nine months ended September 30, 2011 compared to $1.5 million in the same period of 2010.  Additionally, the Bancorp had adjustments of $1.7 million related to the FDIC loss sharing receivable during the nine months of 2011 as a result of the FDIC reimbursable portion of the provision for loan losses on covered loans.

Service fees were $463,000 for the nine months ended September 30, 2011, an increase of $7,000 from the same period in 2010.  The Bancorp sold $112.7 million and $139.5 million of investment securities during the nine months ended September 30, 2011 and 2010, respectively for a gain of $1.4 million and $1.1 million, respectively. The gains in 2010 were primarily due to the sales of US agency, municipal and mortgage-backed securities.   The security gains of $1.4 million resulted from the sale of mortgage backed securities during the nine months ended September 30, 2011.  Bank owned life insurance income increased $953,000 due to an additional purchase of $20 million of BOLI in December 2010 and $328,000 from the death of a former officer of the Bancorp covered under the policies.  The merger with BBI also resulted in an additional $2.5 million of BOLI during the end of the third quarter.  Other non-interest income increased $205,000 in the nine months ended September 30, 2011.

NON-INTEREST EXPENSE

The Bancorp’s results in the various components of non-interest expense for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Salaries and employee benefits	$11,930	$10,773
Occupancy	2,236	1,234
Technology, communication and bank operations	2,299	1,759
Advertising and promotion	639	567
Professional services	3,785	1,493
Merger related expenses	530	-
FDIC assessments, taxes, and regulatory fees	1,599	1,078
Loan workout and other real estate owned	1,557	1,174
Other	1,915	609
Total other expenses	$26,490	$18,687

Non-interest expense was $26.5 million for the nine months ended September 30, 2011, an increase of $7.8 million from $18.7 million for the same period in 2010.  Salaries and employee benefits represent the largest component of non-interest expense and were $11.9 million in the first three quarters of 2011 compared to $10.7 million in the same period in 2010, an increase of $1.2 million.   The primary increase was due to additional full time equivalents and expansion of business activities.

Occupancy expense increased $1 million from $1.2 million in the nine month ended September 30, 2010 to $2.2 million in September 30, 2011 largely related to six additional branches to support the growth of the Bancorp.  Technology, communications and bank operations expense was $2.3 million for the nine months ended September 30, 2011, an increase of $540,000 or 30.7% over $1.8 million in the same period of 2010 due to the expanded branch network and additional network support for the opening of the six new branches and executive offices in Wyomissing, Pennsylvania. Expenses related to professional services increased to $3.8 million in the first three quarters of 2011 from $1.5 million in the same period of 2010.  This increase was primarily attributable to legal expenses related to regulatory filings and ongoing litigation with a vendor from one of the acquired banks.  FDIC assessments, taxes and regulatory fees increased 48.3% or $521,000 to $1.6 million in the first nine months of 2011 from $1.1 million in the same period of 2010.  Loan workout and other real estate owned (OREO) expenses increased to $1.6 million in the nine months ended September 30, 2011 from $1.2 million in the same period of 2010. Merger costs related to the BBI acquisition equated to $530,000 for the nine months ended September 30, 2011.

Other expenses increased by $1.3 million to $1.9 million in the nine months ended 2011 from $609,000 versus the same period ended 2010.  This increase was primarily attributable to increases in director fees, office supplies for the additional offices and acquired banks, business development and other miscellaneous expenses.

INCOME TAXES

The income tax expense is $299,000 and $930,000 for the three and nine months ended September 30, 2011, respectively for an effective tax rate of approximately 27 percent. The income tax provision was $4.5 million for the three and nine months ended September 30, 2010, respectively. The provision recorded in 2010 reflects a provision net of deferred tax valuation allowance previously recorded on the net deferred tax asset through the second quarter of 2010. Management periodically evaluates its income tax position to confirm that there is sufficient taxable income to absorb losses, if sufficient taxable income is not available to absorb the tax loss, a valuation allowance may be required at a future date.

FINANCIAL CONDITION

GENERAL

The Bancorp’s total assets were $1.86 billion at September 30, 2011, a $488.2 million or 35.5% increase from the $1.37 billion at December 31, 2010.  The increase in investment securities classified as held–to-maturity of $361.3 million were funded by interest earning deposit accounts and increased deposit and borrowing activity. The Bancorp’s total liabilities were $1.7 billion at September 30, 2011, an increase of $443.7 million or 34.9% from $1.27 billion at December 31, 2010.   This increase is related primarily to the increase in money market and certificates of deposit accounts, and securities sold under agreements to repurchase, partially offset by accrued interest payable and other liabilities.

The following table sets forth certain key condensed balance sheet data (dollars in thousands):

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$52,830	$238,724
Total investments securities, available-for-sale	155,971	205,828
Total investments securities, held to maturity	361,256	-
Loans held for sale	205,027	199,970
Total loans receivable, not covered under FDIC loss sharing agreements	873,861	514,087
Total loans receivable, covered under FDIC loss sharing agreements	140,511	164,885
Total loans receivable, net of the allowance for loan losses	1,000,347	663,843
Interest earning assets	1,767,584	1,301,969
Total assets	1,862,612	1,374,407
Total deposits	1,581,825	1,245,690
Total borrowings	123,000	13,000
Total liabilities	1,713,006	1,269,267
Total stockholders' equity	$149,606	$105,140

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $185.9 million or 77.9% to $52.8 million at September 30, 2011 compared to $238.7 million at December 31, 2010.  Cash and cash equivalents consisted mainly of interest bearing balances at the Federal Reserve Bank; federal funds sold and vault cash and cash items in the process of collection.  The decrease is related to the Bancorp’s cash management strategy to redeploy the Bancorp’s interest earning deposits into higher interest earning assets, including investment securities or loan products under the current credit policies of the Bancorp.

INVESTMENT SECURITIES

The Bancorp’s investment securities portfolio is an important source of interest income and liquidity.  It consists of U.S. Treasury, government agency and mortgage-backed securities (guaranteed by an agency of the United States government and non-agency not guaranteed), municipal securities, domestic corporate debt, and asset-backed securities.  In addition to generating revenue, the Bancorp maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of earning assets.  The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.

At September 30, 2011, the Bancorp has investment securities of $156 million classified as available for sale (AFS) and $361.3 million classified as held-to-maturity.  This represents a decrease of $48.9 million or 24.2% in the available for sale classification from $205.8 million at December 31, 2010.  During the first quarter of 2011, the Bancorp purchased $396.8 million of mortgaged-backed securities classified as held-to-maturity which were valued at $361.2 million at September 30, 2011.

LOANS

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery and Delaware Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County, New York and to a lesser extent in the surrounding markets.  The loan portfolio is primarily comprised of commercial real estate, construction and development, and commercial and industrial loans. In addition, we have a mortgage warehouse product line that provides financing to mortgage companies from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market either through a repurchase facility or the purchase of the underlying mortgages.   Loans that are purchased are classified as held for sale.  At September 30, 2011 and December 31, 2010, mortgage warehouse loans held for sale were $205 million and $200.0 million, respectively.

Loans not covered under FDIC loss sharing arrangements grew to $873.9 million at September 30, 2011, an increase of $359.8 million or 70%, from $514.1 million at December 31, 2010.  The growth of the loan portfolio as of September 30, 2011 was driven by the growth in commercial real estate in the amount of $86.7 million or 59.9% which resulted in part from the Berkshire Bancorp acquisition as well as organic growth.  In addition, mortgage warehouse loan growth of $230.6 million contributed to the total loan growth of $335.4 million.

The composition of net loans receivable at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	2011	2010
Construction	$42,116	$50,964
Commercial real estate	61,276	72,281
Commercial and industrial	11,733	13,156
Residential real estate	21,212	23,822
Manufactured housing	4,174	4,662
Total loans receivable covered under FDIC loss sharing agreements (a)	140,511	164,885
Construction	16,625	13,387
Commercial real estate	231,591	144,849
Commercial and industrial	54,708	35,942
Mortgage warehouse	416,670	186,113
Manufactured housing	102,404	102,924
Residential real estate	49,800	28,964
Consumer	1,698	1,581
Deferred costs (fees), net	365	327
Total loans receivable not covered under FDIC loss sharing agreements	873,861	514,087
Allowance for loan losses	(14,025)	(15,129)
Loans receivable, net	$1,000,347	$663,843

(a)	Covered loans receivable acquired from the former USA Bank and ISN Bank are covered under FDIC loss sharing agreements over a five to ten year period, depending on the type of loan.

The commercial and construction credit loan relationships are monitored on a periodic basis to evaluate the cash flows available for the repayment of loans.  Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio.  The lending and credit administration groups are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect (i) the borrower’s ability to repay the loan, or (ii) the underlying value of the pledged collateral.  As a mortgage warehouse lender, the Bancorp provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement.  The Bancorp is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the underlying residential borrower, any of which could result in credit losses.  The mortgage warehouse lending division monitors these mortgage bankers and the underlying residential borrowers by obtaining financial and other relevant information to reduce these risks during the lending period. Covered loans are monitored and evaluated in the same manner to address the provision of the loss sharing arrangements with the FDIC.

As is typical with most community banks, the Bancorp had a high concentration (87.9%) of its total loan portfolio secured by real estate at September 30, 2011. Construction and commercial real estate represents 22.2% of the loan portfolio (by collateral type) The Bancorp’s exposure in construction loans has been gradually winding down and represented 1.9% of the non-covered loan portfolio and 4.8% of the total loan portfolio at September 30, 2011. It is in the construction and commercial real estate secured portion of the loan portfolio that the Bancorp is experiencing the most difficulty with delinquent and non-accrual loans. Although the Bancorp believes that it has identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around presents the opportunity for increased allocations of the Allowance for Loan Losses (ALLL) in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, at September 30, 2011,  the Bancorp has no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typical viewed as high risk.

CREDIT RISK

The Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews by management.  Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged when they are identified and to which provisions are added when they are anticipated to be incurred.  The ALLL is evaluated periodically as management and the board of directors deem appropriate. Upon the acquisition of the loans from USA Bank and ISN Bank in 2010, the Bancorp implemented a process to evaluate the credit quality of the loans acquired.  This credit evaluation process resulted in a nonaccretable discount for loans where there were credit concerns that the contractual payments at the acquisition date would not be repaid.  The nonaccretable credit discount is evaluated on a quarterly basis to determine if the credit quality of the acquired loans has changed.  If circumstances after the acquisition date cause credit to weaken, an additional allowance for loan loss will be provided.  As an alternative, if the credit quality improves over the loan term, the nonaccretable credit discount is reallocated to the accretable discount and is recorded as interest income over the remaining life of the loan.

The provision for loan losses was $900,000 and $4.1 million for the three months ended September 30, 2011 and 2010, respectively, and $6.6 million and $9.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The allowance for loan losses was $14 million or 1.61% of total non-covered loans at September 30, 2011 and $15.1 million, or 2.94% of total non-covered loans, at December 31, 2010.  Net charge-offs were $7.7 million for the nine months ended September 30, 2011, an increase of $2.8 million compared to the $4.9 million for the nine months ending September 30, 2010.  Charge-offs of $5.1 million taken in the 2nd quarter are from five loan relationships of which four commercial real estate and one commercial and industrial loan were charged off after extensive workout efforts.  These loans were reserved for during previous periods and upon further analysis were determined to be uncollectible in the third quarter.

The chart below depicts the Bancorp’s allowance for loan losses for the periods indicated.

	Nine months ended		Year ended
	September 30,		December 31,
	2011	2010	2010
	(dollars in thousands)
Balance, beginning of the period	$15,129	$10,032	$10,032
Provision for loan losses	6,550	9,547	10,397
Loans charged off	(7,752)	(4,912)	(5,265)
Recoveries	98	4	15
Transfers to reserve for unfunded commitments (a)	-	(50)	(50)
Balance, end of the period	$14,025	$14,621	$15,129

(a) At September 30, 2010, the Bancorp has a reserve of $50,000 for unfunded commitments previously included within the allowance for loan losses.  The reserve for unfunded loan commitments was reclassified to other liabilities during 2010.

ASSET QUALITY

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at September 30, 2011 and December 31, 2010.
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Non-accrual loans	$33,744	$22,274
Loans 90+ days delinquent still accruing	163	5
Non-performing loans	33,907	22,279
OREO	7,244	1,906
Non-performing assets	$41,151	$24,185

Non-accruals remained flat through September 30, 2011 when compared to December 31, 2010.  Of the total Charge-offs of $7.8 million for the nine months ended September 30, 2011, $6.8 million were taken during the second quarter of 2011.

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual non-covered loans to total non-covered loans	3.86%	4.33%
Non-performing, non-covered loans to total non-covered loans	3.88%	4.33%
Non-performing, non-covered assets to total non-covered assets	1.96%	2.01%
Non-accrual loans and 90+ days delinquent to total non-covered assets	1.97%	1.85%
Allowance for loan losses to:
Total non-covered loans	1.61%	2.94%
Non-performing, non-covered loans	41.36%	68.00%
Non-performing, non-covered assets	69.07%	62.64%

The Bancorp seeks to manage its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

Nonperforming loans and assets covered under FDIC loss sharing agreements

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Non-accrual loans	$43,359	$43,454
Loans 90+ days delinquent still accruing	367	—
Non-performing loans	43,726	43,454
OREO	4,883	5,342
Non-performing assets	$48,609	$48,796

Covered non-accrual loans remained relatively flat during the nine months ended September 30, 2011.

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual covered loans to total covered loans	30.86%	26.35%
Non-performing, covered loans to total covered loans	31.12%	26.35%
Non-performing, covered assets to total covered assets	34.59%	29.59%
Non-accrual loans and 90+ days delinquent to total covered assets	31.12%	26.35%
Allowance for loan losses to:
Total covered loans	9.98%	9.18%
Non-performing, covered loans	32.07%	34.82%
Non-performing, covered assets	28.85%	31.00%

FDIC LOSS SHARING RECEIVABLE

As of September 30, 2011, 14% of the outstanding principal balance of loans receivable and 40% of other real estate assets were covered under loss sharing agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets.  We estimated the FDIC reimbursement that will result from losses or expenses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  The FDIC loss sharing receivable was approximately $11.9 million at September 30, 2011.  Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss sharing agreements.  Conversely, if realized losses are less than acquisition date estimates, the FDIC loss sharing receivable will be reduced.  The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of non-performing assets.

PREMISES AND EQUIPMENT AND OTHER ASSETS

The Bancorp’s premises and equipment, net of accumulated depreciation, was $8.8 million and $4.7 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, the Bancorp had sixteen real estate properties totaling $4.9 million covered under loss sharing arrangements with the FDIC and twenty-nine properties totaling $7.2 million acquired through the foreclosure of non-covered loans.

Other assets increased $11.2 million to $22.9 million at September 30, 2011 from $11.7 million at December 31, 2010.  The Bancorp’s restricted stock holdings at September 30, 2011 and December 31, 2010 were $14.7 million and $4.2 million, respectively.  These consist of stock of the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh, and Atlantic Central Bankers Bank, and are required as part of the relationship with these banks.  Goodwill from the merger of BBI was $2.5 million as of September 30, 2011.

DEPOSITS

The Bancorp offers a variety of deposit accounts, including checking, savings, money market and time deposits.  Deposits are obtained primarily from the Bancorp’s service area.  Total deposits grew to $1.58 billion at September 30, 2011 from $1.25 billion at December 31, 2010, an increase of $336.1 million. As a result of marketing and pricing strategies instituted in 2010, the increase in deposit balances is from retail money market accounts of $260.1 million and retail time deposits of $40.5 million, offset by a decrease in brokered deposit balances of $46.0 million.

The components of deposits were as follows (in thousands):

	September 30, 2011	December 31, 2010
Demand, non-interest bearing	$110,762	$72,268
Demand, interest bearing	647,067	387,013
Savings	14,751	17,649
Time, $100,000 and over	466,005	434,453
Time, other	343,240	334,307
Total deposits	$1,581,825	$1,245,690

CAPITAL ADEQUACY

Stockholders’ equity increased to $149.7 million at September 30, 2011 from $105.1 million at December 31, 2010, a $44.6 million increase.  During the first quarter of 2011, the Bancorp raised approximately $15.5 million through the issuance of 1,388,753 total shares, which included 1,031,527 shares of common stock and 357,226 shares of Class B Non-Voting Common Stock at an average price of $11.61 per share.  During the third quarter of 2011, the Bancorp raised $13 million through the issuance of 984,848 shares.  As a result of the merger on September 17, 2011 with BBI, 663,990 shares of common stock were issued.

The Bancorp and the Bank are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on the Bancorp’s financial statements. Management believes that as of June 30, 2011 the Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios for the Bank and Bancorp at September 30, 2011 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio September 30, 2011	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2011	Total Capital to Risk-Weighted Assets Ratio September 30, 2011
Customers Bank	8.1%	12.2%	13.6%
Customers Bancorp, Inc.	8.9%	13.4%	14.8%
“Well capitalized” institution under applicable regulations	5.00%	6.00%	10.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  Ensuring adequate liquidity is an objective of the Asset/Liability Management process.  The Bancorp coordinates its management of liquidity with its interest rate sensitivity and capital position.  The Bancorp’s policy is to maintain a strong liquidity position.

The Bancorp’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding.  The Bancorp’s principal sources of funds are shareholder capital, deposits, debt issuance, principal and interest payments on loans, and other funds from operations.

The Bancorp’s operating activities used $991,000 of cash flows for the nine months ended September 30, 2011.   Investing activities used $521.9 million for the nine months ended September 30, 2011, primarily for the purchase of held-to-maturity investment securities and funding of the Bancorp’s new loan activity as well as the purchase of $13 million of loans from Tammac.  Financing activities provided $337.1 million for the nine months ended September 30, 2011 from the increase of deposit activity of approximately $214.3 million and the completion of common stock offerings with net proceeds of approximately $13 million.

Overall, based on the Bancorp’s core deposit base and available sources of borrowed funds, management believes that Customers Bank has adequate resources to meet its short-term and long-term cash requirements within the foreseeable future.

OTHER INFORMATION

Downgrade of the U.S. Government and Federal Agencies

On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies, including the FHLB, from AAA to AA+. With regard to this action, the federal banking agencies issued a joint press release providing the following guidance to banking organizations: for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected. At this time it is not possible to predict the various impacts, if any, that the downgrade may have on the Bancorp and the Bank.

Regulatory Matters and Pending Legislation

The Bancorp is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, however the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, an impact on the Bancorp results of operations.  The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the September 30, 2011 fund balance and was reflected in the invoices for assessments due September 30, 2011. This shift in assessment basis should benefit community banks by placing more of the burden on the large, multi-national banks, which, until now, were only assessed on their domestic deposit base.

Effects of Inflation

Inflation has some impact on the Bancorp’s operating costs. Unlike many industrial companies, however, substantially all of the Bancorp’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bancorp’s performance than the general level of inflation.  Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect of Government Monetary Policies

The earnings of the Bancorp are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve Board is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2011, there have been no material changes in risk factors for Customers Bank from those disclosed under “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - INTEREST RATE SENSITIVITY” included within the Bancorp’s final prospectus dated and filed with the SEC on August 12, 2011 and as part of the Registration Statement.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Bancorp carried out an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures are effective.

This Quarterly Report on Form 10-Q does not include and the Bancorp has not previously performed or provided a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for new public companies. Under the rules of the SEC, management’s first assessment regarding internal control over financial reporting will be included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Part II. OTHER INFORMATION

Item 1.                             Legal Proceedings

Although from time to time, the Bancorp is involved in various legal proceedings in the normal course of business, other than as described below, there are no material legal proceedings to which it is a party or to which its property is subject.

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

Item 1A.                             Risk Factors

In addition to the other information set forth below and elsewhere in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within the final prospectus dated and filed with the SEC on August 12, 2011 under Rule 424(b)(3) and as part of the Registration Statement. The risks described in the prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the prospectus referred to above.

Downgrades in U.S. Government and federal agency securities could adversely affect the Bancorp and the Bank

The full impact of the recent downgrade of the U.S. Government and federal agencies from an AAA to an AA+ credit rating is currently unknown. However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2011, the Bancorp issued 419,000 shares of Common Stock, par value $1.00 per share, and 565,848, shares of Class B Non-Voting Common Stock, par value $1.00 per share (collectively, the “Purchased Shares”), each at a purchase price of $13.20 per share, for an aggregate purchase price of approximately $13 million.

The Purchased Shares were issued pursuant to an exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale were made directly to one individual who qualifies as an accredited investor under Rule 501 of Regulation D promulgated under the Securities Act, and no advertising or general solicitation was employed. The Purchased Shares were not registered under the Securities Act, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

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

101
Interactive Data Files regarding (a) the Bancorp’s Balance Sheets as of September 30, 2011 and December 31, 2010, (b) the Bancorp’s Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (c) the Bancorp’s Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (d) the Notes to such Financial Statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

November 14, 2011	By: /s/ Jay S. Sidhu
Name: Jay Sidhu
Title: Chairman and Chief Executive Officer

Customers Bancorp, Inc.

November 14, 2011	By: /s/ Thomas R. Brugger
Name: Thomas R. Brugger
Title: Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) the Bancorp’s Balance Sheets as of September 30, 2011 and December 31, 2010, (b) the Bancorp’s Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (c) the Bancorp’s Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (d) the Notes to such Financial Statements.