Form 10-K
period 2011-12-31
Customers Bancorp, Inc.
filed 2012-03-21
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

333-166225
(Commission File Number)

(Exact name of registrant as specified in its charter)

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1015 Penn Avenue
Suite 103
Wyomissing PA 19610
(Address of principal executive offices)

(610) 933-2000
    (Registrants telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On March 16, 2012, 8,503,541 shares of Voting Common Stock were outstanding, and 2,844,142 shares of Class B Non-Voting Common Stock were outstanding.

i

FORWARD-LOOKING STATEMENTS

Customers Bancorp, Inc. (“Customers Bancorp”), may from time to time make written or oral “forward-looking statements,” including statements contained in Customers Bancorp’s filings with the Securities and Exchange Commission (the "SEC") (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to shareholders and in other communications by Customers Bancorp, which are made in good faith by Customers Bancorp pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to Customers Bancorp’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risk and uncertainties, and are subject to change based on various factors (some of which are beyond Customers Bancorp’s control).  The words “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology identify forward looking statements, which generally are not historical in nature.  These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  This information is based on various assumptions that may not prove to be correct.

In addition to the risks described in the “Risk Factors” section of this Form 10-K, important factors to consider and evaluate in such forward-looking statements include:

•	Changes in the external competitive market factors that might impact results of operations;
•	Changes in laws and regulations, including without limitation changes in capital requirements under the federal prompt corrective action regulations;
•	Changes in business strategy or an inability to execute strategy due to the occurrence of unanticipated events;
•	Ability to identify potential candidates for, and consummate, acquisition or investment transactions;
•	Failure to complete any or all of the transactions described herein on the terms currently contemplated;
•	Local, regional and national economic conditions and events and the impact they may have on Customers Bancorp and their customers;
•	Ability to attract deposits and other sources of liquidity;
•	Changes in the financial performance and/or condition of Customers Bancorp’s borrowers;
•	Changes in the level of non-performing and classified assets and charge-offs;
•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
•	Changes in Customers Bancorp’s capital structure resulting from future capital offerings or acquisitions;
•	The integration of Customers Bancorp’s recent Federal Deposit Insurance Corporation (the "FDIC")-assisted acquisitions may present unforeseen challenges;
•	Inflation, interest rate, securities market and monetary fluctuations;
•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;
•	Changes in consumer spending, borrowing and saving habits;
•	Technological changes;
•	The ability to increase market share and control expenses;
•	Volatility in the credit and equity markets and its effect on the general economy;
•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	The businesses of Customers Bancorp and subsidiaries, not integrating successfully or such integration being more difficult, time-consuming or costly than expected;
•
Material differences in the actual financial results of merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame, including as to the merger;

•	Revenues following the merger being lower than expected; and
•
Deposit attrition, operating costs, customer loss and business disruption following the merger, including, without limitation, difficulties in maintaining relationships with employees, being greater than expected.

These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of Customers Bancorp.  Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed.  Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this document and the attachments hereto.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to, the dates of those documents.  Unless we state otherwise or the context otherwise requires, references in this Form 10-K to “Customers Bancorp” refer to Customers Bancorp, Inc., a Pennsylvania corporation.  References in this Form 10-K to “Customers Bank” or the “Bank” refer to Customers Bank, a Pennsylvania state chartered bank and wholly-owned subsidiary of Customers Bancorp.  All share and per share information have been retrospectively restated to reflect the Reorganization (as defined below), including the one for three consideration (i.e., each three shares of Customers Bank was exchanged for one share of Customers Bancorp) used in the Reorganization.  Unless we state otherwise or the context otherwise requires, references in this Form 10-K to “we,” “our,” “us” and the “Company” refer to Customers Bancorp and its consolidated subsidiary for all periods on or after September 17, 2011 and Customers Bank for all periods before September 17, 2011.

PART I

Item 1.  Business

Business Summary

Customers Bancorp, through its wholly-owned subsidiary Customers Bank, provides financial products and services to small businesses, not-for-profits and consumers through its fourteen branches in Southeastern Pennsylvania (Bucks, Berks, Chester and Delaware Counties), Rye, New York (Westchester County) and Hamilton, New Jersey (Mercer County).  Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its mortgage warehouse business.  At December 31, 2011, Customers Bancorp had total assets of $2.08 billion, including net loans (including held for sale loans) of $1.50 billion, total deposits of $1.58 billion and shareholders’ equity of $147.8 million.

Our strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions.  We differentiate ourselves from our competitors through our focus on and understanding of the banking needs of small businesses, not-for-profits and consumers. We will also focus on certain low-cost, low-risk specialty lending segments such as warehouse lending.  Our lending is funded by our branch model, which seeks higher deposit levels than a typical branch, combined with lower branch operating expenses, without sacrificing exceptional customer service.  We also create franchise value through our disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions, including FDIC-assisted transactions of troubled financial institutions.  Risk management practices are also an important part of the strategies we initiate.

Our management team consists of experienced banking executives. The team is led by our Chairman and Chief Executive Officer Jay Sidhu, who joined Customers Bank in June 2009. Mr. Sidhu brings 36 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, most of the members of our current management team joined us following Mr. Sidhu’s arrival in 2009 and have extensive experience working together at Sovereign with Mr. Sidhu. This team has significant experience in building a banking organization, in completing and integrating mergers and acquisitions, as well as developing existing valuable community and business relationships in our core markets.

Background and History

Customers Bancorp was incorporated in Pennsylvania in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which Customers Bank became a wholly-owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011.  Pursuant to the Reorganization, all of the issued and outstanding shares of Voting Common Stock and Class B Non-Voting Common Stock of Customers Bank were exchanged on a three-to-one basis for shares of Voting Common Stock and Class B Non-Voting Common Stock, respectively, of Customers Bancorp (i.e., each three shares of Customers Bank being exchanged for one share of Customers Bancorp).  Customers Bancorp’s corporate headquarters are located at 1015 Penn Avenue, Wyomissing, Pennsylvania 19610.  The main telephone number is (610) 933-2000.

In December 2010, Customers Bank changed its name from New Century Bank.  New Century Bank was incorporated in 1994 and is a Pennsylvania state chartered bank and a member of the Federal Reserve System. New Century Bank commenced operations in 1997. Customers Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Customers Bank’s corporate headquarters are located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000.

Our Markets

Market Criteria

We look to grow organically as well as through selective acquisitions in our current and prospective markets.  We believe there is significant opportunity to both enhance our presence in our current markets and enter new complementary markets that meet our objectives.

We focus on markets that we believe are characterized by some or all of the following:
•	Population density
•	Concentration of business activity
•	Attractive deposit bases; large market share held by large banks
•	Advantageous competitive landscape that provides opportunity to achieve meaningful market presence
•	Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions
•	Potential for economic growth over time
•	Management experience in the applicable markets

Current Markets

Our current markets are broadly defined as the greater Philadelphia region and Berks County in Pennsylvania, Mercer County, New Jersey and Southeastern New York.  The table below describes certain key statistics regarding our presence in these markets as of June 30, 2011:

Market	Deposit Market Share Rank	Offices	Deposits (in millions)	Deposit Market Share

Philadelphia-Camden-Wilmington, PA, NJ, DE, MSA	27	8	$947.6	0.23%

Berks County, PA(1)	9	6	271.9	3.07

Mercer County, NJ	19	1	141.7	1.17

Westchester County, NY	26	1	170.7	0.37
_________________
(1)	Includes deposits and offices of Berkshire Bank. See "Berkshire Bank Acquisition" below.

Source:  FDIC Website as of June 30, 2011

We believe that these markets have highly attractive demographic, economic and competitive dynamics that are consistent with our objectives and favorable to executing our organic growth and acquisition strategy. The table below describes certain key demographic statistics regarding these markets.

Market Environment
Market	Deposits ($bn)	# of Businesses (thousands)	Market Population (millions)	Population Density Current (#/sq. mi.)	Population Growth (%) (2000 to 2010)	Median Household Income ($) 2010	Household Income Growth (%)	Top 3 Competitor Combined Deposit Market Share (%)
Philadelphia – Camden – Wilmington, PA-NJ-DE-MD	417.2	219	6.0	1,228.9	5.2	58,051	20.4	53
Berks, PA	8.8	14	0.4	482.0	10.5	54,769	22.5	59
Mercer, NJ	12.1	16	0.4	1,638.2	4.9	71,646	26.0	49
Westchester, NY	46.5	41	0.9	2,203.0	2.7	81,147	27.5	53
U.S.				88.0	10.4	50,227	19.1	33

Source: SNL Financial; Deposit data as of June 30, 2011

Prospective Markets

Our organic growth strategy focuses on expanding market share in our existing and contiguous markets by generating deposits through personalized service and taking advantage of technology and through our commercial, consumer and specialized lending products.  Our acquisition strategy primarily focuses on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Connecticut and Delaware, where such acquisitions further our objectives and meet our critical success factors.  As we evaluate potential acquisition opportunities, we believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden.

Our Competitive Strengths

•
Experienced and respected management team. An integral element of our business strategy is to capitalize on and leverage the prior experience of our executive management team. The management team is led by our Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, most of the members of our current management team have extensive experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer of Customers Bancorp, Warren Taylor, President of Community Banking for Customers Bank, and Thomas Brugger, Chief Financial Officer of Customers Bancorp. During their tenure at Sovereign, the team established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. In addition, our warehouse lending group is led by Glenn Hedde, who brings more than 23 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

•
Unique Asset Generation Strategy. We focus on local market lending combined with relatively low-risk specialty lending segments.  Our local market asset generation provides consumer lending products, such as mortgage loans and home equity loans.  We have also established a multi-family and commercial real estate product line that is focused on the Mid-Atlantic region.  The strategy is to focus on refinancing existing loans with conservative underwriting and to keep costs low.  Through the multi-family and commercial real estate product, we earn interest income, fee income and generate commercial deposits.  We also maintain a specialty lending business, warehousing lending, which is a national business where we provide liquidity to non-depository mortgage companies to fund their mortgage pipelines. Through the warehouse lending business, we earn interest income and generate fees.

•
Attractive risk profile.  We have sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets.  We have also formed a special assets department to both manage our covered assets portfolio and to review our other classified and non-performing assets.  As shown below, over 30% of our loan portfolio has been subjected to acquisition accounting adjustments and, in some cases, is also subject to loss sharing agreements with the FDIC (“Loss Sharing Agreements”):

•	as of December 31, 2011, approximately 22.87% of our loans (by dollar amount) were acquired loans and all of those loans were adjusted to their estimated fair values at the time of acquisition; and
•
as of December 31, 2011, 8.32% of our loans and 45.74% of our other real estate owned (“OREO”) (each by dollar amount) were covered by a loss sharing arrangement with the FDIC in which the FDIC will reimburse us for 80% of our losses on these assets.

Please refer to the Asset Quality disclosure and tables regarding legacy and acquired loans beginning on page 56 in the "Management Discussion and Analysis" section.

•
Superior Community Banking Model.  We expect to drive organic growth by employing our “concierge banking” strategy, which provides specific relationship managers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows us to provide services in a personalized, convenient and expeditious manner.  This approach, coupled with superior technology, including remote account opening, remote deposit capture and mobile banking, results in a competitive advantage over larger institutions, which we believe contributes to the profitability of our franchise and allows us to generate core deposits.  Our “high tech, high touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing our operating costs.

•
Acquisition Expertise.  The depth of our management team and their experience working together and successfully completing acquisitions provides us with unique insight in identifying and analyzing potential markets and acquisition targets. Our team’s experience, which includes the acquisition and integration of over 30 institutions, as well as numerous branch acquisitions, provides us a substantial advantage in pursuing and consummating future acquisitions.  Additionally, we believe our strengths in structuring transactions to limit our risk, our experience in the financial reporting and regulatory process related to troubled bank acquisitions, and our ongoing risk management expertise, particularly in problem loan workouts, collectively enable us to capitalize on the potential of the franchises we acquire. With our depth of operational experience in connection with completing merger and acquisition transactions, we expect to be able to integrate and reposition acquired franchises cost-efficiently and with a minimum disruption to customer relationships.

We believe our ability to operate efficiently is enhanced by our centralized management structure, our access to attractive labor and real estate costs in our markets, and an infrastructure that is unencumbered by legacy systems. Furthermore, we anticipate additional expense synergies from the integration of our recent acquisitions, which we believe will enhance our financial performance.

Our Objectives and Strategies

Our strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe we can differentiate ourselves through our focus on and understanding of the banking needs of small businesses, not-for-profits, and consumers.

A central part of this strategy is generating core deposit customers to support growth of a strong and stable loan portfolio. We believe we can achieve this through exceptional convenience and pricing flexibility for deposits while remaining more responsive to our customers’ needs and providing a high level of personal and specialized service.  We will strive for flexibility and responsiveness in operating and growing our franchise, while maintaining tight internal controls and adhering to the following “Critical Success Factors:”

•
Talent - Attract, retain and develop a seasoned and innovative executive management team, experienced high-producing relationship managers to accelerate organic growth and experienced business development officers;

•
Profitability - Create a culture that focuses on profitability and delivering services in a cost-effective, efficient manner with the goal of increasing our revenues significantly faster than our expenses;

•	Superior Asset Quality - Develop and adhere to conservative underwriting policies while maintaining diversified portfolios of earning assets and a conservative level of loan loss reserves;
•
Risk Management - Manage other enterprise-wide risks, including minimizing interest rate risk through positioning the balance sheet so as to not place directional speculation on interest rate movements; and

•	Capital - Maintain an adequate capital cushion that insulates us from adverse economic climates.

We intend to achieve our objectives under these guidelines by adhering to a combination of the following strategies:

•
Organic growth through “High Touch, High Tech” Strategy.  We focus our customer service efforts on relationship banking, personalized service and the ability to quickly make credit and other business decisions. Relationship managers, available 12 hours a day, seven days a week, are assigned for all customers, establishing a single point of contact for all issues and products. This “concierge banking” approach allows Customers Bank to provide services in a convenient and expeditious manner, delivered by experienced bankers, and enhances the overall customer experience, offering pricing flexibility, speed and convenience.  This approach is supplemented with sophisticated high technology services, such as remote deposit capture and mobile banking, collectively creating “virtual branch banks.”  We can open accounts at the location of the customer and remote account opening is also available via our web site.  To ensure functionality across the customer base, Customers Bank will not only provide the technology, but also set up and train customers on how to benefit from this technology.  We believe that the combination of our “concierge banking” approach and creation of a more inexpensive network of “virtual” branches, which require less staff and smaller branch locations, provides greater convenience and cost savings.  We believe this allows us to capture market share from and have a competitive advantage over larger institutions, which we expect will continue to contribute to the profitability of our franchise and allows us to generate core deposits.

•
Value-Added Acquisitions. We plan to take advantage of acquisition opportunities that will add immediate value to our core franchise. The recent U.S. recession and the related crisis in the financial services industry present a unique opportunity for us to execute our acquisition strategy.  Many banks are trading at historically low multiples and are in need of capital at a time when traditional sources of capital have diminished.  The current weakness in the banking sector and the potential duration of any recovery provide us with an opportunity to successfully execute our strategy.  Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions. We believe our acquisition strategy will deliver transactions that add substantial value while minimizing potential risks.

Our acquisition strategy focuses on community banks, primarily in Pennsylvania, New Jersey, New York, Maryland, Connecticut and Delaware. We seek to achieve sufficient scale in each market that we enter by acquiring healthy, distressed, undercapitalized and weakened banking institutions that have stable core deposit franchises, local market share, quantifiable risks or that are acquired from the FDIC with federal assistance, and that offer synergies through add-on acquisitions, expense reduction and organic growth opportunities. We also seek to purchase assets and banking platforms, as well as assumptions of deposits from the FDIC and possibly enter into loss mitigation arrangements with the FDIC in connection with such purchases.

•
Creative and Efficient Integration. We will seek to integrate acquired banks into our existing model, where our operational strategies and systems will have already proven themselves in our core banking franchise.  Our strategy includes maximizing customer retention, improving on the products and services offered to new customers, and a seamless integration and conversion focusing on achieving appropriate cost savings. As we grow our franchise, we will seek to capitalize on the existing goodwill, customer loyalty and brand values. We intend to actively manage banks we acquire, integrate and reposition existing management to maximize the use of their talents and evaluate the competitive models of our acquired franchises to determine how best our overall company can profit from the strongest features of each business.

•
Lending initiatives focused on small business and specialty lending.  We maintain a specialty lending line, warehouse lending, that is relatively low risk and low cost.  Warehouse lending is a national business where we provide liquidity to non-depository mortgage companies to fund their mortgage pipelines.  We have also established a multi-family and commercial real estate segment that is focused in the Mid-Atlantic region, which targets the refinancing of existing loans utilizing conservative underwriting standards.

•
Expand fee-based services and products.  We will provide fee-based services for core retail and small business customers including cash management, deposit services, merchant services and asset management.  We are working with vendors to expand our suite of fee-based services.  Our management team has significant experience in building these capabilities and creating sales processes to increase fee revenue.

•
Maintain strong risk management culture.  We are very focused on maintaining a strong risk management culture.  We employ conservative underwriting in our lending, with a loan committee chaired by our Chief Credit Officer.  The Bank's Risk Management Committee performs an independent review of all risks at Customers Bank, and Customers Bank's Management Risk Committee, chaired by the Head of Enterprise Risk Management, reviews all risks.  We intend to maintain strong capital levels and utilize our investment portfolio to primarily manage liquidity and interest rate risk.

Acquisitions

Since July 2010, we have completed three acquisitions, two of which were FDIC-assisted transactions.  We believe we have structured acquisitions that limit our credit risk, which has positioned us for attractive risk-adjusted returns. A summary of these acquisitions appears below.

Berkshire Bancorp Acquisition

On September 17, 2011, Customers Bancorp acquired Berkshire Bancorp, Inc. and its subsidiary Berkshire Bank.  Berkshire Bancorp served Berks County, Pennsylvania through five branches. On the closing date, Berkshire Bancorp had total assets of approximately $132.5 million, including total loans of $98.4 million, and total liabilities of approximately $122.8 million, including total deposits of $121.9 million.  Under the terms of the merger agreement, each outstanding share of Berkshire Bancorp common stock was exchanged for 0.1534 shares of Customers Bancorp’s Voting Common Stock, resulting in the issuance of 623,686 shares of Customers Bancorp’s Voting Common Stock.  The total purchase price was approximately $11.3 million, representing a price to tangible book value of Berkshire Bancorp common stock of 1.25%. This transaction was immediately accretive to earnings.

In addition, as part of the transaction, Customers Bancorp exchanged shares of its preferred stock for the preferred stock that was issued by Berkshire Bancorp as part of the U.S. Treasury’s Troubled Asset Relief Program.  Those shares were subsequently redeemed.  In addition, warrants to purchase shares of Berkshire Bancorp common stock were converted into warrants to purchase shares of Customers Bancorp’s Voting Common Stock.

Berkshire Bancorp’s operating results are included in our financial results from the date of acquisition, September 17, 2011, through December 31, 2011.

FDIC-Assisted Transactions

Acquisition of USA Bank

On July 9, 2010, Customers Bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of USA Bank from the FDIC, as receiver.  The transaction consisted of assets with a fair value of $221.1 million, including $124.7 million of loans (with a corresponding unpaid principal balance (“UPB”), of $153.6 million), a $22.7 million FDIC loss sharing receivable and $3.4 million of foreclosed assets. Liabilities with a fair value of $202.1 million were also assumed, including $179.3 million of non-brokered deposits.  Customers Bank also received cash consideration from the FDIC of $25.6 million.  Furthermore, Customers Bank recognized a bargain purchase gain before taxes of $28.2 million, which represented 12.2% of the fair value of the total assets acquired.

Concurrently with the acquisition of USA Bank, the FDIC agreed to absorb a portion of all future credit losses and workout expenses through Loss Sharing Agreements that cover certain legacy assets, including the entire loan portfolio and OREO.  At July 9, 2010, the covered assets consisted of assets with a book value of $126.7 million. The total UPB of the covered assets at July 9, 2010 was $159.2 million. Customers Bank acquired other USA Bank assets that are not covered by the Loss Sharing Agreements with the FDIC, including cash and certain investment securities purchased at fair market value. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets.  Customers Bank entered into this transaction to expand its franchise into a lucrative new market, accrete its book value per share and add significant capital.

Pursuant to the terms of the Loss Sharing Agreements, the FDIC will reimburse Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses.  Customers Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the Loss Sharing Agreements.

Customers Bank has received an aggregate of $14.4 million from the FDIC in reimbursements under the Loss Sharing Agreements for claims filed for losses incurred through December 31, 2011.

Acquisition of ISN Bank

On September 17, 2010, Customers Bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of ISN Bank from the FDIC, as receiver.  The transaction consisted of assets with a fair value of $83.9 million, including $51.3 million of loans (with a corresponding UPB of $58.2 million), a $5.6 million FDIC loss sharing receivable and $1.2 million of foreclosed assets. Liabilities with a fair value of $75.8 million were also assumed, including $71.9 million of non-brokered deposits.  Customers Bank received cash consideration from the FDIC of $5.9 million.  Furthermore, Customers Bank recognized a bargain purchase gain before taxes of $12.1 million, which represented 14.4% of the fair value of the total assets acquired.

Concurrently with the acquisition of ISN Bank, the FDIC agreed to absorb a portion of all future credit losses and workout expenses through Loss Sharing Agreements that cover certain legacy assets, including the entire loan portfolio and OREO.  At September 17, 2010, the covered assets consisted of assets with a book value of $52.6 million. The total UPB of the covered assets at September 17, 2010 was $58.2 million. Customers Bank acquired other ISN Bank assets that are not covered by the Loss Sharing Agreements with the FDIC including cash, certain investment securities purchased at fair market value and other tangible assets. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. Customers Bank entered into this transaction to enhance book value per share, add capital and enter the New Jersey market in a more efficient manner than de novo expansion.  Pursuant to the terms of the Loss Sharing Agreements, the FDIC will reimburse Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the Loss Sharing Agreements.

Customers Bank has received an aggregate of $4.2 million from the FDIC in reimbursements under the ISN Loss Sharing Agreements for claims filed for losses incurred through December 31, 2011.

In accordance with the guidance provided in SEC Staff Accounting Bulletin Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1: K”) and a request for relief granted by the SEC, historical financial information of USA Bank and ISN Bank has been omitted from this Form 10-K. Relief is provided under certain circumstances, including transactions such as the acquisitions of USA Bank and ISN Bank in which an institution engages in an acquisition of a troubled financial institution for which audited financial statements are not reasonably available and in which federal assistance is an essential and significant part of the transaction.

Acquisition of Loan Portfolios

On August 6, 2010, we purchased from Tammac Holding Corporation ("Tammac") a $105.8 million manufactured housing loan portfolio for a purchase price of $105.8 million.  On September 30, 2011, we purchased from Tammac $19.3 million of manufactured housing loans and a 1.50% interest only strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac.  The total purchase price for these assets was $13 million.  These purchases and other similar portfolio porchases made by us in recent periods were opportunistic purchases and may not be indicative of future strategies or purchases.

Products

We offer a broad range of traditional banking products and financial services to our commercial and consumer customers in

Suburban Philadelphia, Pennsylvania, Central New Jersey and Southeastern New York. We offer an array of lending products to cater to our customers’ needs, including small business loans, mortgage warehouse loans, multi-family and commercial real estate loans, residential mortgage loans and consumer loans. We also offer traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and cash management services.

Lending Activities

We focus our lending efforts to the following lending areas:
•	Commercial Lending – includes business, small business and multi-family and commercial real estate lending
•	Specialty Lending – Warehouse lending
•	Consumer Lending – Local market mortgage lending and home equity lending

Our existing lending relationships are primarily with small businesses, not-for-profits and consumers in Berks, Chester and Delaware Counties in Pennsylvania, Westchester County in New York, Fairfield County in Connecticut, Bergen County in New Jersey and to a lesser extent in surrounding markets. We also provide warehouse financing nationwide and multi-family lending in the Mid-Atlantic states.  Our lending strategies focus on the following key segments:

Commercial Lending

The Bank’s commercial lending is segmented into three distinct groups: multi-family and commercial real estate, business banking and small business banking. This segmentation is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.

The business banking lending group focuses on companies with annual revenues ranging from $5.0 million to $20.0 million, which typically have credit requirements between $500,000 and $2.0 million.

The small business banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated small business relationship managers. The support administration of the platform for this segment is centralized, including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for our sales force, ensuring we have small business experts in place providing appropriate financial solutions to the small business owners in our communities. A segmentation approach focuses on industries that offer us high asset quality and are deposit rich to drive profitability.

The goal of our multi-family lending group is to build a portfolio of high quality multi-family and commercial real estate loans within our covered markets, while cross selling our other products and services.  This business line primarily focuses on refinancing existing loans, using conservative underwriting.  The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property.  During the year ended December 31, 2011, we originated and closed $121.5 million of multi-family loans commitments.

As of December 31, 2011, we had $536.9 million in commercial loans outstanding, comprising approximately 35.3% of our total loan portfolio (which includes loans held for sale).  During the year ended December 31, 2011, we originated and closed $167.7 million of commercial loans and commitments.

Specialty Lending

In 2009, we established a warehouse lending business, which provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market.  Many providers of liquidity in this segment exited the business in 2007-2008 during the period of excessive market turmoil. There is an opportunity to provide liquidity to this segment at attractive spreads. There is also opportunity to attract escrow deposits and to generate fee income in this business.  To date, there have been no losses in warehouse lending.

The goal of the warehouse group is to provide liquidity to mortgage companies.  These facilities are used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market.  Most of the loans are insured or guaranteed by the U.S. government through one of their programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac.  The strategy is to stay focused on providing the financing in the lowest risk segments in this business.  Most of the revenue is derived from the interest income earned on the mortgage warehouse loans, but the business also generates fee income and deposits.  We expect moderate growth in commitments in this business in 2012.

As of December 31, 2011, loans in our warehouse lending portfolio as well as loans held for sale totaled $794.3 million outstanding, comprising approximately 52.3% of our total loan portfolio (which includes loans held for sale).  During the year ended December 31, 2011, we funded $7.7 billion of mortgage loans under warehouse facilities.

Management will assess other lending businesses in the future but will make sure that they are aligned with the Bank's critical success factors and strategic objectives.

Consumer Lending

We plan to expand our product offerings in real estate secured consumer lending. We will not offer indirect automobile loans, unsecured loans or credit cards. Initially, we will provide home equity and residential mortgage loans to customers. Underwriting standards for home equity lending will be conservative, focusing on FICO scores 720 and higher, and lending will be offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in our efforts to grow total relationship revenues for our consumer households.

As of December 31, 2011, we had $186.7 million in consumer loans outstanding, comprising 13.9% of our total loan portfolio (which includes loans held for sale).  During the year ended December 31, 2011, we originated and closed $10.1 million of consumer loans.

Deposit Products and Other Funding Sources

We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. As of December 31, 2011, our deposit portfolio was comprised of 54.9% of core deposits.

We intend to continue our efforts to attract deposits from our business lending relationships to maintain our low cost of funds and improve our net interest margin.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers.  To attract and retain deposits, we rely on providing quality service and introducing new products and services that meet our customers’ needs.

Financial Products and Services

In addition to traditional banking activities, we provide other financial services to our customers, including: internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts).

Competition

Customers Bank competes with other financial institutions for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, money market funds, and certain government agencies. Financial institutions compete principally on the quality of the services rendered, interest rates offered on deposit products, interest rates charged on loans, fees and service charges, the convenience of banking office locations and hours of operation, and in the consideration of larger commercial borrowers, lending limits.

Many competitors are significantly larger than Customers Bank, and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers Bank is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers Bank’s larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers Bank competes for business principally on the basis of high quality, personal service to customers, customer access to Customers Bank’s decision makers, and competitive interest and fee structure. Customers Bank also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet banking, and convenience of availability of banking representatives.

Customers Bank’s current market is primarily served by large national and regional banks, with a few larger institutions capturing more than 50% of the deposit market share. Customers Bank’s large competitors utilize expensive, branch-based models to sell products to consumers and small businesses, which requires our larger competitors to price their products with wider margins and charge more fees to justify their higher expense base. While maintaining physical branch locations remains an important component of Customers Bank’s strategy, Customers Bank utilizes an operating model with fewer and less expensive locations, thereby lowering overhead costs and allowing for greater pricing flexibility.

Employees

As of December 31, 2011, Customers Bank had 205 full-time and 8 part-time employees.

SUPERVISION AND REGULATION

General

We are subject to extensive regulation, examination and supervision by the Pennsylvania Banking Department and, as a member of the Federal Reserve System, by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates a bank charges and collateral a bank takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

Pennsylvania Banking Laws

Pennsylvania banks that are Federal Reserve members may establish new offices only after approval by the Pennsylvania Banking Department and the Federal Reserve Board.  Approval by these regulators can be subject to a variety of factors, including the convenience and needs of the community, whether the institution is sufficiently capitalized and well managed, issues of safety and soundness, the institution’s record of meeting the credit needs of its community, whether there are significant supervisory concerns with respect to the institution or affiliated organizations, and whether any financial or other business arrangement, direct or indirect, involving the proposed branch and bank “insiders” (directors, officers, employees and 10%-or-greater shareholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.

Under the Pennsylvania Banking Code, we are permitted to branch throughout Pennsylvania.  Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the Pennsylvania Banking Department.  The Pennsylvania Banking Code also imposes restrictions on payment of dividends, as well as minimum capital requirements.

Interstate Branching.  Federal law allows the Federal Reserve and FDIC, and the Pennsylvania Banking Code allows the Pennsylvania Banking Department, to approve an application by a state banking institution to acquire interstate branches.  For more information on federal law, see the discussion under “Federal Banking Laws – Interstate Branching” that follows.

Pennsylvania banking laws authorize banks in Pennsylvania to acquire existing branches or branch de novo in other states, and also permits out-of-state banks to acquire existing branches or branch de novo in Pennsylvania.

In April 2008, Banking Regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state chartered banks branching within the region by eliminating duplicative host state compliance exams.

Under the Interstate MOU, the activities of branches we established in New Jersey or New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the Pennsylvania Banking Department. In the event that the Pennsylvania Banking Department and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the Pennsylvania Banking Department and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

Federal Banking Laws

Interstate Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), among other things, permits bank holding companies to acquire banks in any state. A bank may also merge with a bank in another state.  Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.  Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of less than all of the branches of an insured bank by an out-of-state bank or bank holding company without the acquisition of an entire bank, only if the law of the state in which the branch is located permits such an acquisition.  Under the Interstate Act, branches of state-chartered banks that operate in other states are covered by the laws of the chartering state, rather than the host state.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created a more permissive interstate branching regime by permitting banks to establish branches de novo in any state if a bank chartered by such state would have been permitted to establish the branch.  For more information on interstate branching under Pennsylvania law, see “Pennsylvania Banking Laws – Interstate Branching” above.

Prompt Corrective Action.  Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls.  Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized.  Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements.  However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party.  In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers and a prohibition on the payment of certain “management fees” to any “controlling person.”  Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits.  In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser.  If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Safety and Soundness; Regulation of Bank Management.  The Federal Reserve Board possesses the power to prohibit us from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law.  Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution’s Federal supervisory agency; restricted and further regulated lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricted management personnel from borrowing from another institution that has a correspondent relationship with the bank for which they work.

Capital Rules.  Federal banking agencies have issued certain “risk-based capital” guidelines, which supplemented existing capital requirements.  In addition, the Federal Reserve Board imposes certain “leverage” requirements on member banks such as us.  Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

The risk-based guidelines require all banks and bank holding companies to maintain two “risk-weighted assets” ratios.  The first is a minimum ratio of total capital (Tier 1 and Tier 2 capital) to risk-weighted assets equal to 8.0%; the second is a minimum ratio of Tier 1 capital to risk-weighted assets equal to 4.0%.  Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk.  In making the calculation, certain intangible assets must be deducted from the capital base.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also account for interest rate risk.  Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk.  A bank’s exposure to declines in the economic value of its capital due to changes in interest rates is a factor that banking agencies will consider in evaluating a bank’s capital adequacy.  The rule does not codify an explicit minimum capital charge for interest rate risk.  We currently monitor and manage our assets and liabilities for interest rate risk, and management believes that the interest rate risk rules which have been implemented and proposed will not materially adversely affect our operations.

The Federal Reserve Board’s “leverage” ratio rules require member banks which are rated the highest in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of Tier 1 capital to “adjusted total assets” of not less than 3.0%.  For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.0% to 5.0%, or higher at the discretion of the Federal Reserve Board, and is required to be at a level commensurate with the nature of the level of risk of a bank’s condition and activities.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common shareholders’ equity and certain noncumulative perpetual preferred stock and related surplus.  “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.

The Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

In September 2010, the oversight body of the Basel Committee on Banking Supervision announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019); and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on us.

Deposit Insurance Assessments.  Our deposits are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments.  The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005.  Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like us, is based on the level of risk incurred in its activities.  The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings.  In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009.  The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009.  The special assessment was collected on September 30, 2009.

On October 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessment was collected on December 30, 2009.  For purposes of calculating the prepaid assessment, each institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  The prepayment attributable to 2011 and thereafter was calculated using the September 29, 2009 increase in 2011 base assessment rates.  In addition, future deposit growth was reflected in the prepayment by assuming that an institution’s third quarter 2009 assessment base increased quarterly at a 5 percent annual growth rate through the end of 2012.  The Dodd-Frank Act changed the federal deposit insurance regime that will affect the deposit insurance assessments the Bank will be obligated to pay in the future.  For example:

•	The law permanently raises the federal deposit insurance limit to $250,000 per account ownership.

•	The law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012.

•
The law increases the insurance fund’s minimum designated reserve ratio from 1.15 to 1.35, and removed the current 1.50 cap on the reserve ratio, leaving it, instead, to the discretion of the FDIC.  The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s deposit insurance fund.  This could, in turn, raise our future deposit insurance assessment costs.  On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity.  This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that community banks like Customers Bank may otherwise have to pay in the future.  While it is likely that the new law will increase our future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect our deposit insurance assessment costs is difficult to predict, particularly because the Dodd Frank Act gives the FDIC enhanced discretion to set assessment rate levels.

On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates ranging from 2.5 to 45 basis points of Tier I capital.

As of December 31, 2011 and 2010, our initial base assessment rate was 9.00 and 14.10 basis points, respectively.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  The FDIC sets the Financing Corporation assessment rate every quarter.  The Financing Corporation assessment for the fourth quarter of 2011 was an annual rate of 1 basis point.

Community Reinvestment Act.  Under the Community Reinvestment Act of 1977 (“CRA”), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares.  Federal banking agencies have recently demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The Federal Reserve Board is required to assess our record to determine if we are meeting the credit needs of the community (including low and moderate neighborhoods) that we serve.  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of our record of meeting the credit needs of our entire community including low- and moderate-income neighborhoods.  This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating.

Consumer Protection Laws.  We are subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder.  In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on our part.

Dodd-Frank Wall Street Reform and Consumer Protection Act.   The Dodd-Frank Act was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010.  Among many other provisions, the legislation:

•
established the Financial Stability Oversight Council, a federal agency acting as the financial system’s systemic risk regulator with the authority to review the activities of significant bank holding companies and non-bank financial firms, to make recommendations and impose standards regarding capital, leverage, conflicts and other requirements for financial firms and to impose regulatory standards on certain financial firms deemed to pose a systemic threat to the financial health of the U.S. economy;

•
created a new Consumer Financial Protection Bureau within the Federal Reserve, which will have substantive rule-making authority over a wide variety of consumer financial services and products, including the power to regulate unfair, deceptive, or abusive acts or practices;

•	provides state attorney generals and other state enforcement authorities broader power to enforce consumer protection laws against banks;

•
authorizes federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation’s financial system;

•
grants the U.S. government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions, such as bank holding companies, that fall outside the existing resolution authority of the FDIC;

•	gives the FDIC substantial new authority and flexibility in assessing deposit insurance premiums, which may result in increased deposit insurance premiums for us in the future;

•	increased the deposit insurance coverage limit for insurable deposits to $250,000 generally, and removes, until December 31, 2012, the limit entirely for transaction accounts;

•	permits banks to pay interest on business demand deposit accounts;

•	extends the national bank lending (or loans-to-one-borrower) limits to other institutions like us;

•
prohibits banks subject to enforcement action (such as a memorandum of understanding) from changing their charter without the approval of both their existing charter regulator and their proposed new charter regulator; and

•	imposes new limits on asset purchase and sale transactions between banks and their insiders.

Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, including our primary federal banking regulator, the Federal Reserve.  It is not possible to predict at this time the extent to which regulations authorized or mandated by the Dodd-Frank Act will impose requirements or restrictions on us in addition to or different from the provisions summarized above.

Memorandum Of Understanding

As a result of a March 31, 2009 regulatory examination prior to the arrival of new management, we entered into an August 24, 2009 Memorandum of Understanding (“MOU”) with our regulators that called for a back-up Bank Secrecy Act officer and employee training, and precluded us from declaring or paying dividends that would cause our capital ratios to fall below the higher of the minimum levels for a “well capitalized” classification under Prompt Corrective Action standards or the internal ratios set in our capital plan, or redeeming our stock or issuing debt with maturity greater than one year without prior regulatory approval.  The MOU required us to update plans relating to earnings and capital improvement, management and board oversight, credit risk management and liquidity risk, to enhance pre-purchase analysis of investment securities, and to revise to our allowance for loan and lease losses (“ALLL”) methodology by November 15, 2009. Management believes that we are in substantial compliance with all terms of the MOU at this time.

Bank Holding Company Regulation

As a bank holding company, we are also subject to additional regulation.

The Bank Holding Company Act requires us to secure the prior approval of the Federal Reserve Board before we own or control, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank.  It also prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located.  A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.  Applications under the Bank Holding Company Act and the Change in Control Act are subject to review, based upon the record of compliance of the applicant with the CRA.

We are required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services.  The so-called “anti-tie-in” provisions state generally that we may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to us, to Customers Bank or to any of our other subsidiaries or on the condition that the customer not obtain other credit or service from a competitor of us, Customers Bank, or any other subsidiary.

The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.  A number of activities are authorized by Federal Reserve Board regulations, while other activities require prior Federal Reserve Board approval.  The types of permissible activities are subject to change by the Federal Reserve Board.

Item 1 A.  Risk Factors

Risks Related to Our Banking Operations

Our level of assets categorized as doubtful, substandard or special mention expose us to increased lending risk.  If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, our earnings could decrease.

Lending money is a substantial part of our business, and each loan carries a risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•	the financial condition and cash flows of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the discount on the loan at the time of its acquisition;
•	the duration of the loan;
•	the credit history of a particular borrower; and
•	changes in economic and industry conditions.

At December 31, 2011, our delinquent loans greater than 90 days and non-accrual loans not covered under the Loss Sharing Agreements with the FDIC totaled $38.9 million, which represented 2.77% of total loans not covered under the Loss Sharing Agreements, and our allowance for loan losses totaled $15.0 million, which represented 1.24% of total loans not covered under the Loss Sharing Agreements with the FDIC. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the probability of receiving payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. Loans covered under the Loss Sharing Agreements totaled $126.3 million at December 31, 2011. In determining the amount of the allowance for loan losses, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance.  Material additions to our allowance could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our emphasis on commercial and mortgage warehouse lending may expose us to increased lending risks.

We intend to continue to emphasize the origination of commercial and specialty loans, including mortgage warehouse financing. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the underlying residential borrower, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or that the collateral delivered is fraudulent creating exposure that could result in the loss of the full amount financed on the underlying residential mortgage loan.

Decreased residential mortgage originations and pricing decisions of competitors may adversely affect our profitability.

We do not currently operate in the residential mortgage origination business.  However we may originate, sell and service residential mortgage loans in the future. If we do, changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans, may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.

On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While FHLB announced on February 22, 2012 that a dividend would be paid and capital stock repurchase would resume, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB.  Such dividends and capital stock repurchases may not continue in the future.  As of December 31, 2011, we held $17.9 million of FHLB capital stock.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of December 31, 2011, the fair value of our investment securities portfolio was approximately $409.9 million.  We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs or support earnings growth unless we maintain sufficient liquidity.

We need adequate liquidity to fund our balance sheet growth in order for us to be able to successfully grow our revenues, make loans and to repay deposit and other liabilities as they become due or are demanded by customers.  This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2011 represented approximately 17.6% of total funding compared with approximately 6.0% at December 31, 2010.  Wholesale funding generally costs more than deposits generated from our traditional branch system and is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity policy limits.  Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.  In the absence of wholesale funding sources, we might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. Alternatively, we may need to seek third party funding or other sources of liquidity.  This in turn might reduce our future net income.

Downgrades in U.S. Government and federal agency securities could adversely affect Customers Bancorp and the Bank

The long-term impact of the downgrade of the U.S. Government and federal agencies from an AAA to an AA+ credit rating is currently unknown.  However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 45% of our deposit base as of December 31, 2011 is time deposits, the large majority of which we acquired, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of them currently pay interest at above-market rates. During the 12 months following December 31, 2011, $495.4 million of our time deposits are scheduled to mature.

We are working to transition certain of our customers to lower cost traditional banking services as higher cost funding sources, such as high interest time deposits, mature. Many banks in the United States are struggling to maintain depositors in light of the recent financial crisis, and there may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings and investment products, which could materially and adversely affect us. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with us is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if we are able to grow and maintain our deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially and adversely affect us.

We may not be able to maintain consistent earnings or profitability.

We have had periods in which we experienced operating losses, including in 2009, portions of 2010 and the first quarter of 2011. Although we made a profit in the second, third and fourth quarter of 2011 and for the fiscal year ended December 31, 2011, we may not be able to remain profitable in future periods, of, if profitable, our earnings may not remain consistent or increase in the future.  Our earnings also may be reduced by any increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

Continued or worsening general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States, which remain guarded. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or we experience worsening economic conditions, such as a so-called “double-dip” recession, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

Downturns in the local economies and depressed banking markets could materially and adversely affect our financial condition and results of operations.

Our loan and deposit activities are largely based in Suburban Philadelphia, Central New Jersey and Southeastern New York. As a result, our financial performance depends largely upon economic conditions in this region. This region has recently experienced deteriorating local economic conditions and a continued downturn in the regional real estate market that could harm our financial condition and results of operations because of the geographic concentration of loans within this region and because a large percentage of the loans are secured by real property.  If there is further decline in real estate values, the collateral for our loans will provide less security. As a result, the ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.  Additionally, a significant portion of our loan portfolio is invested in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on rental income.

Economic conditions may affect the tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, the tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected.  All of these factors could increase the amount of non-performing loans, increase our provision for loan and lease losses and reduce our net income.

Our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years.  Additionally, we may restructure originated or acquired loans if we believe the borrowers are likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. For our originated loans, if interest rates or other terms are modified subsequent to extension of credit or if terms of an existing loan are renewed because a borrower is experiencing financial difficulty and a concession is granted, we may be required to classify such action as a troubled debt restructuring (which we refer to in this Annual Report on Form 10-K as a “TDR”). With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by (1) reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or (2) extension of the maturity date. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured loan, the loan would be placed on nonaccrual status and written down to the underlying collateral value less estimated selling costs.

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

We believe that the implementation of our strategy will depend in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate.  Although our Chief Executive Officer, President and Chief Financial Officer have entered into employment agreements with us, it is possible that they may not complete the term of their respective employment agreements or may choose not to renew their respective employment agreements upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.

Customers Bancorp’s chairman and chief executive officer also serves as Non-Executive Chairman of the holding company for another financial institution and such responsibilities could affect his ability to devote sufficient time to our operations.

Customers Bancorp’s Chairman and Chief Executive Officer, Jay S. Sidhu, also serves as Non-Executive Chairman of the Board of Atlantic Coast Financial Corporation, a holding company for Atlantic Coast Bank, a federal savings bank with branches in Florida and Georgia. Mr. Sidhu’s duties at Atlantic Coast Financial Corporation have the potential to cause him to devote less of his time to our operations, thereby potentially reducing his effectiveness in overseeing the strategic plan. A reduction in the time that Mr. Sidhu may devote to our operations could adversely affect our ability to successfully implement our strategic plan and results of operations.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Our ability to compete successfully depends on a number of factors, including, among others:

•
the ability to develop, maintain and build upon long-term customer relationships based on high quality, personal service, effective and efficient products and services, high ethical standards and safe and sound assets;

•	the scope, relevance and competitive pricing of products and services offered to meet customer needs and demands;
•	the ability to provide customers with maximum convenience of access to services and availability of banking representatives;
•	the ability to attract and retain highly qualified employees to operate our business;
•	the ability to expand our market position;
•	customer access to our decision makers, and customer satisfaction with our level of service; and
•	the ability to operate our business effectively and efficiently.

Failure to perform in any of these areas could significantly weaken our competitive position, which could materially and adversely affect us.

We are affected by a variety of factors, including changes in interest rates, which can impact the value of financial instruments held by us.

Like other financial services institutions, we have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, inflation, currency values, market conditions, the availability and terms (including cost) of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can impact customers and counterparties of a financial services institution and may impact the value of financial instruments held by a financial services institution.

Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, and because the magnitude of repricing of interest-earning assets is often greater than interest-bearing liabilities, falling interest rates would reduce net interest income.

Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets and liabilities, loan and investment securities portfolios and our overall results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Adverse changes in the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven.  Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We intend to engage in acquisitions of other businesses from time to time.  These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

On September 17, 2011, we completed the acquisition of Berkshire Bancorp, Inc. We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets and/or incur debt. Our acquisition activities could involve a number of additional risks, including the risks of:

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers as a result of an acquisition that is poorly received; or
•	significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.

Depending on the condition of any institutions or assets that are acquired, any acquisition may, at least in the near term, materially adversely affect our capital and earnings and, if not successfully integrated following the acquisition, may continue to have such effects. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on levels of reported net income, return on equity and return on assets, and the ability to achieve our business strategy and maintain market value.

Our acquisitions generally will require regulatory approvals, and failure to obtain them would restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;
•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;
•	the quantity and complexity of previously consummated acquisitions;
•	the managerial resources of the applicant and the bank(s) involved;
•	the convenience and needs of the community, including the record of performance under the CRA;
•	the effectiveness of the applicant in combating money laundering activities; and
•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.

The success of future acquisition transactions will depend on our ability to successfully identify and consummate acquisitions of banking franchises that meet our investment objectives. Because of the intense competition for acquisition opportunities and the limited number of potential targets, we may not be able to successfully consummate acquisitions on attractive terms, or at all.

The success of future acquisition transactions will depend on our ability to successfully identify and consummate transactions with target banking franchises that meet our investment objectives. There are significant risks associated with our ability to identify and successfully consummate these acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

We will generally establish the pricing of transactions and the capital structure of banking franchises to be acquired by us on the basis of financial projections for such banking franchises. In general, projected operating results will be based on the judgment of our management team. Projections are estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with our acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect us.

We are subject to certain risks related to FDIC-assisted acquisitions.

In evaluating potential acquisition opportunities we may seek to acquire failed banks through FDIC-assisted acquisitions. We recently completed the acquisition, from the FDIC, of (1) assets of the former USA Bank, which had been headquartered in Port Chester, New York, and (2) assets of the former ISN Bank, which had been headquartered in Cherry Hill, New Jersey. While the FDIC may, in such acquisitions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses, and providing indemnification against certain liabilities of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institutions.

The success of past FDIC-assisted acquisitions, and any FDIC-assisted acquisitions in which we may participate in the future, will depend on a number of factors, including our ability to:

•	fully integrate, and to integrate successfully, the branches acquired into bank operations;
•	limit the outflow of deposits held by new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted acquisitions;
•	retain existing deposits and generate new interest-earning assets in the geographic areas previously served by the acquired banks;
•	effectively compete in new markets in which we did not previously have a presence;
•	successfully deploy the cash received in the FDIC-assisted acquisitions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;
•	control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;
•	retain and attract the appropriate personnel to staff the acquired branches; and
•	earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches (as is often the case with FDIC-assisted acquisitions), there may be higher than average levels of service disruptions that would cause inconveniences or potentially increase the effectiveness of competing financial institutions in attracting our customers.  Integrating the acquired branches could present unique challenges and opportunities because of the nature of the transactions.  Integration efforts will also likely divert our management’s attention and resources. It is not known whether we will be able to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted acquisitions. We may also encounter unexpected difficulties or costs during integration that could materially and adversely affect our earnings and financial condition.  Additionally, we may be unable to compete effectively in the market areas previously served by the acquired branches or to manage any growth resulting from FDIC-assisted acquisitions effectively.

Our willingness and ability to grow acquired branches following FDIC-assisted acquisitions depend on several factors, most importantly the ability to retain certain key personnel that we hire or transfer in connection with FDIC-assisted acquisitions. Our failure to retain these employees could adversely affect the success of FDIC-assisted acquisitions and our future growth.

Our ability to continue to receive benefits of our Loss Sharing Agreements with the FDIC is conditioned upon compliance with certain requirements under the Purchase and Assumption Agreements.

Pursuant to the Purchase and Assumption Agreements we signed in connection with our FDIC-assisted acquisitions of USA Bank and ISN Bank (“Purchase and Assumption Agreements”), we are the beneficiary of Loss Sharing Agreements that require the FDIC to fund a portion of the losses on a majority of the assets acquired in connection with the transactions. Our ability to recover a portion of losses and retain the loss sharing protection is subject to compliance with certain requirements imposed on us in the Purchase and Assumption Agreements. The requirements of the Loss Sharing Agreements relate primarily to loan servicing standards concerning the assets covered by the Loss Sharing Agreements (the “Covered Assets”), as well as obtaining the consents of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss sharing benefits. For example, FDIC approval will be required for any merger we undertake that would result in the pre-merger shareholders of such entity owning less than 66.66% of the equity of the surviving entity.

As the loan servicing standards evolve, we may experience difficulties in complying with the requirements of the Loss Sharing Agreements, which could result in Covered Assets losing some or all of their loss sharing coverage. In accordance with the terms of the Loss Sharing Agreements, we are subject to audits by the FDIC through its designated agent. The required terms of the Loss Sharing Agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets losing their loss sharing coverage.

In such instances in which the consent of the FDIC is required under the Purchase and Assumption Agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable, which may cause us not to engage in a corporate transaction that might otherwise benefit shareholders or to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of the Loss Sharing Agreements with the FDIC.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to bid on failed bank transactions on terms considered to be acceptable.

Our near-term business strategy includes consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted acquisition. The bidding process for failing banks could become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable. Further, all FDIC-assisted acquisitions would require us to obtain applicable regulatory approval.

If we do not open new branches as planned or do not achieve profitability on new branches, earnings may be reduced.

We plan to open approximately four to six new branches each year over the next few years in and around our target markets of southeastern Pennsylvania, New Jersey, New York, Maryland, Connecticut and Delaware. These plans may change. The opening of new branches is subject to regulatory approvals. We cannot predict whether the banking regulators will agree with our growth plans or if or when they will provide the necessary branch approvals. Numerous factors contribute to the performance of a new branch, such as the ability to select a suitable location, competition, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. The initial cost, including capital asset purchases, for each new branch to open would be in a range of approximately $200,000 to $250,000. These new branches may not become profitable. During the period of time before a branch can become profitable, operating a branch will negatively impact net income.

To the extent that we are unable to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic loan growth.  While loan growth has been strong and our loan balances have increased from December 31, 2010 to December 31, 2011, much of this growth has come from our warehouse lending business and loans that we have acquired.  This warehouse lending business tends to be volatile and we have seen strong growth due to the low interest rate environmental and strong refinancing activity.  If the Bank is unsuccessful with diversifying its loan originations, our results of operations and financial condition could be negatively impacted.

We may not be able to effectively manage our growth.

Our future operating results depend to a large extent on our ability to successfully manage our rapid growth. Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

•
continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	scale our technology platform;
•	integrate our acquisitions and develop consistent policies throughout the various businesses; and
•	attract and retain management talent.

We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Thus, our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, we could be materially and adversely affected. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

We may face risks related to minority investments.

From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States).

Some institutions we may acquire may have distressed assets and we may not be able to realize the value predicted from these assets or have sufficient provision for future losses, or accurately estimate the future write-downs taken in respect of, these assets.

The decline in real estate values in many markets across the United States and weakened general economic conditions may result in increases in delinquencies and losses in the loan portfolios and other assets of financial institutions that we acquire in amounts that exceed initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, asset values may be impaired in the future due to factors that cannot currently be predicted, including significant deterioration in economic conditions and further declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions acquired and of our business as a whole. Further, as a registered bank holding company, if we acquire bank subsidiaries, they may become subject to cross-guaranty liability under applicable banking law. If we do so and any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other subsidiaries.  Current economic conditions have created an uncertain environment with respect to asset valuations and we may not be able to sell assets of target institutions, even if it is determined to be in our best interests to do so. The institutions we will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

As a result of an investment or acquisition transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations.

We conduct due diligence investigations of target institutions we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if extensive due diligence is conducted on a target institution with which we may be combined, this diligence may not reveal all material issues that may affect a particular target institution, and factors outside our control or the control of the target institution may later arise. If, during the diligence process, we fail to identify issues specific to a target institution or the environment in which the target institution operates, we may be forced to later write down or write off assets, restructure operations or incur impairment or other charges that could result in reporting losses. These charges may also occur if we are not successful in integrating and managing the operations of the target institution with which we combine. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming preexisting debt held by a target institution or by virtue of obtaining debt financing.

Resources could be expended in considering or evaluating potential investment or acquisition transactions that are not consummated, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target institution and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific investment or acquisition transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target institution, we may fail to consummate the investment or acquisition transaction for any number of reasons, including those beyond our control. Any such event will result in a loss of the related costs incurred, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another institution.

Risks Relating to the Regulation of Our Industry

The enactment of the Dodd-Frank Act may have a material adverse effect on our business.

The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us. For a more detailed description of the Dodd-Frank Act, see “Business—Supervision and Regulation—Federal Banking Laws—Dodd-Frank Wall Street Reform and Consumer Protection Act” above.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.

We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the Deposit Insurance Fund (the “DIF”), these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than under accounting principals generally accepted in the United States ("GAAP"). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows a good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.

The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

The Federal Reserve may require us to commit capital resources to support our subsidiary banks.

As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under this requirement, we could be required to provide financial assistance to Customers Bank or any other subsidiary banks we may own in the future should they experience financial distress. A capital injection may be required at times when we do not have the resources to provide it and therefore we may be required to borrow the funds or raise additional equity capital from third parties. Any financing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may not be available on attractive terms, or at all, which likely would have a material adverse effect on us.

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules on U.S. banks is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as “Basel III”.  Basel III increases the requirements for minimum common equity, minimum Tier 1 capital, and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Customers Bancorp, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is not known at this time how any new standards will ultimately be applied to us and our bank subsidiary.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (the “OFAC”). If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Risks Relating to Our Voting Common Stock

There is currently no public market for our Voting Common Stock and an active, liquid market for our Voting Common Stock may not develop.

There is no established public market for our Voting Common Stock and an active, liquid trading market for our Voting Common Stock may not develop.  Accordingly, shareholders may not be able to sell their shares of our Voting Common Stock at the volume, prices and times desired.  We cannot predict the extent to which investor interest will lead to an active trading market in our Voting Common Stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our Voting Common Stock at any given time, which presence will be dependent upon the individual decisions of investors, over which we have no control.  The lack of an established market could have a material adverse effect on the value of our Voting Common Stock.

Even if an established trading market develops, the market price of our Voting Common Stock may be highly volatile, which may make it difficult for shareholders to sell their shares of our Voting Common Stock at the volume, prices and times desired. There are many factors that may impact the market price of our Voting Common Stock, including, without limitation:

•	general market conditions, including price levels and volume;
•	national, regional and local economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•	our actual or projected financial condition, liquidity, results of operations, cash flows and capital levels;
•
publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	market valuations, as well as the financial and operating performance and prospects, of similar companies;
•	future issuances or sales, or anticipated sales, of our common stock or other securities convertible into or exchangeable or exercisable for our common stock;
•	additions or departures of key personnel;
•	the availability, terms and deployment of capital;
•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	unanticipated regulatory or judicial proceedings, and related liabilities and costs;
•	the timely implementation of services and products by us and the acceptance of such services and products by customers;
•
our ability to continue to grow our business internally and through acquisitions and successful integration of new or acquired financial institutions, banking centers or other banking assets while controlling costs;

•	compliance with laws and regulatory requirements, including those of federal, state and local agencies;
•	our failure to comply with the Sarbanes-Oxley Act of 2002;

•	changes in accounting principles, policies and guidelines;
•	actual, potential or perceived accounting problems affecting us;
•	rapidly changing technology;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core markets or the financial services industry.

The stock markets in general have experienced substantial fluctuations and volatility that has often been unrelated to the operating performance and prospects of particular companies. These broad market movements may materially and adversely affect the market price of our Voting Common Stock.

We do not expect to pay dividends on our Voting Common Stock in the foreseeable future, and our ability to pay dividends is subject to regulatory limitations.

We have not historically declared or paid dividends on our Voting Common Stock and we do not expect to do so in the near future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, and other factors deemed relevant by the board of directors.

In addition, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. See Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Dividends on Voting Common Stock” below for further detail regarding restrictions on our ability to pay dividends.

We may issue additional shares of our common stock in the future, which could adversely affect the value or voting power of the Voting Common Stock.

Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our Voting Common Stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate.  The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our Voting Common Stock could also significantly dilute the voting power of our Voting Common Stock.

We have also made grants of restricted stock units and stock options with respect to shares of Voting Common Stock and Class B Non-Voting Common Stock.   We may also issue further equity-based awards in the future.  As such shares are issued upon vesting and as such options may be exercised and the underlying shares are or become freely tradeable, the value or voting power of our Voting Common Stock may be adversely affected and our ability to sell more equity or equity-related securities could also be adversely affected.

Future issuances of debt and equity securities, which would dilute the holdings of our existing holders of Voting Common and may be senior to our Voting Common Stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our Voting Common Stock.

In the future, we may issue debt or equity securities or incur other borrowings. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity, cash flows and results of operations. Additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of Voting Common Stock and such issuances or the perception of such issuances may reduce the market price of our Voting Common Stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Voting Common Stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our Voting Common Stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our Voting Common Stock.

Our directors and executive officers can influence the outcome of shareholder votes and, in some cases, shareholders may have no opportunity to evaluate and affect the decision regarding a potential investment or acquisition transaction.

As of February 29, 2012, the directors and executive officers of Customers Bancorp as a group owned a total of 666,600 shares of Voting Common Stock, 20,833 shares of Class B Non-Voting Common Stock, and exercisable options or warrants to purchase up to an additional 286,584 shares of Voting Common Stock, which potentially gives them, as a group, the ability to control approximately 10.8% of the issued and outstanding Voting Common Stock.  In addition, directors of Customers Bank who are not directors of Customers Bancorp own an additional 885,292 shares of Voting Common Stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 21.23% of the issued and outstanding Voting Common Stock.  We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders.  Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more target institutions. In those instances, decisions regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of Voting Common Stock. Accordingly, a shareholder may not have an opportunity to evaluate and affect the decision regarding potential investment or acquisition transactions.

Provisions in our articles of incorporation and bylaws may inhibit a takeover of us, which could discourage transactions that would otherwise be in the best interests of our shareholders and could entrench management.

Provisions of our articles of incorporation and bylaws, and applicable provisions of Pennsylvania law and the federal Change in Bank Control Act may delay, inhibit or prevent someone from gaining control of our business through a tender offer, business combination, proxy contest or some other method even though some of our shareholders might believe a change in control is desirable. They might also increase the costs of completing a transaction in which we acquire another financial services business, merge with another financial institution, or sell our business to another financial institution. These increased costs could reduce the value of the shares held by our shareholders upon completion of these types of transactions.

Shareholders may be deemed to be acting in concert or otherwise in control of us and our bank subsidiaries, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

We are a bank holding company regulated by the Federal Reserve. Any entity (including a “group” composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, (1) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of a class of our outstanding shares of voting stock, and (2) any person other than a bank holding company may be required to obtain prior regulatory approval under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding shares of voting stock. Any shareholder that is deemed to “control” the Company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

Our common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company. Each shareholder obtaining control that is a “company” would be required to register as a bank holding company. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders each own stock in a bank and are also management officials, controlling shareholders, partners or trustees of another company; or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.

The FDIC’s recent policy statement imposing restrictions and criteria on private investors in failed bank acquisitions may apply to us and certain of our investors, including a prohibition on sales or transfers of our securities by such investors until three years from such investor’s acquisition of shares of common stock without FDIC approval.

On August 26, 2009, the FDIC issued a policy statement imposing restrictions and criteria on certain institutions and private investors in failed bank acquisitions. The policy statement is broad in scope and both complex and potentially ambiguous in its application. In most cases it would apply to an investor with more than 5% of the total voting power of an acquired depository institution or its holding company, but in certain circumstances it could apply to investors holding fewer voting shares. The policy statement will be applied to us if we make additional failed bank acquisitions from the FDIC or if the FDIC changes its interpretation of the policy statement or determines at some future date that it should be applied because of our circumstances.

In the event the policy statement applies to us, investors subject to the policy statement could be prohibited from selling or transferring their interests for three years. They also would be required to provide the FDIC with information about the investor and all entities in the investor’s ownership chain, including information on the size of the capital fund or funds, its diversification, its return profile, its marketing documents, and its management team and business model. Investors owning 80% or more of two or more banks or savings associations would be required to pledge their proportionate interests in each institution to cross-guarantee the FDIC against losses to the DIF.

Under the policy statement, the FDIC also could prohibit investment through ownership structures involving multiple investment vehicles that are owned or controlled by the same parent company. Investors that directly or indirectly hold 10% or more of the equity of a bank or savings association in receivership also would not be eligible to bid to become investors in the deposit liabilities of that failed institution. In addition, an investor using ownership structures with entities that are domiciled in bank secrecy jurisdictions would not be eligible to own a direct or indirect interest in an insured depository institution unless the investor’s parent company is subject to comprehensive consolidated supervision as recognized by the Federal Reserve and the investor enters into certain agreements with the U.S. bank regulators regarding access to information, maintenance of records and compliance with U.S. banking laws and regulations. If the policy statement applies, we (including any failed bank we acquire) could be required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of 3 years, and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors. Our bank subsidiary also may be prohibited from extending any new credit to investors that own at least 10% of our equity.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

The table below summarizes our leases of branch and office properties, by county, as of December 31, 2011.  We do not currently own any real property.

County		State	Number
Bank Branches
Berks	(1)	PA	4
Bucks		PA	3
Chester	(2)	PA	4
Delaware		PA	1
Mercer		NJ	1
Westchester		NY	1
			14

Administrative Office Locations
Berks	(3)	PA	4
Chester	(2)	PA	2
Mercer	(4)	NJ	1
Westchester	(5)	NY	1
			8

(1)  Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition.

(2) Includes the corporate headquarters of Customers Bank and a full service branch located in a freestanding building at 99 Bridge Street, Phoenixville, PA 19460, wherein we lease approximately 15,298 square feet on 2 floors.  The lease on this location expires in 2022.  Also includes the lease of 5,500 square feet of property at 513 Kimberton Road in Phoenixville, Pennsylvania where we maintain a full service commercial bank branch and corporate offices. The lease on this location expires in 2013.

(3) Includes the corporate headquarters of Customers Bancorp, which is located at 1015 Penn Avenue, Wyomissing, PA.  The leased space covers a total of 8,000 square feet.  This lease expires in 2015.  Also, includes the administrative offices for the corporate lending group which is housed within the Exeter branch location and two other administrative offices for Company personnel.  The leases on these locations expire in 2013 and 2014.

(4)  We lease 5,059 square feet of space in Hamilton, New Jersey from which we conduct our mortgage warehouse and retail lending activities. The lease on this location expires in 2015.

(5)  Represents the former Port Chester branch location which is currently being utilized as space for administrative offices.

The bank branch locations, which range in size from approximately 2,300 to 3,300 square feet have leases on these locations which expire between 2013 and 2021.

The total minimum cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $157,000 per month.

Item 3.  Legal Proceedings

Although from time to time we are involved in various legal proceedings in the normal course of business, other than as described below, there are no material legal proceedings to which we are a party or to which our property is subject.

On November 15, 2010, Customers Bank filed suit against Open Solutions, Inc. (“OSI”) in the United States District Court for the Eastern District of Pennsylvania, seeking damages for failure to assist in the conversion of system and customer information associated with the former USA Bank and requesting injunctive relief to compel OSI to assist with the deconversion of the former USA Bank’s systems. OSI filed counterclaims against Customers Bank on November 24, 2010, asserting claims for breach of contract and breach of settlement agreement. In support of its breach of contract claim, OSI alleged that Customers Bank “assumed” the former-USA Bank agreements and is bound by those agreements. OSI claimed that it has sustained damages in excess of $1 million. Customers Bank disputed that it has any liability to OSI. Prior to trial, OSI dismissed with prejudice its settlement agreement claim.  Trial was held on February 24, 2011.  On March 7, 2011, the Court ruled against Customers Bank and in favor of OSI as follows: judgment was entered against Customers Bank on OSI’s claim that the agreements between OSI and USA Bank were assumed by Customers Bank and judgment was entered against Customers Bank on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in the amount of $104,000; the Court found there was no breach of the second agreement by Customers Bank and no proof of damages.  OSI has filed a motion for payment of legal fees and costs associated with the litigation, which are estimated to be around $205,000.  Customers Bank has filed a motion with the Court to vacate the judgment and to enter judgment in favor of Customers Bank on OSI’s counterclaim.  In addition, the FDIC has filed a motion to intervene in the litigation, and has also sought dismissal of OSI’s counterclaims on jurisdictional grounds.  On May 3, 2011, the Court granted the FDIC’s motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim.  On August 9, 2011, the Court granted the FDIC’s motion to dismiss and vacated the judgment entered against Customers Bank.  The Court denied the Bank’s post-trial motion as moot because of the Court’s vacatur of the judgment.   On September 2, 2011, OSI filed a notice of appeal to the United States Court of Appeals for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss.  The Third Circuit has not yet set a schedule for briefing or argument.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Trading Market for Voting Common Stock

There is no established public trading market for our Voting Common Stock or Class B Non-Voting Common Stock.  Neither our Voting Common Stock nor our Class B Non-Voting Common Stock is actively traded nor listed for trading on any securities exchange and an active market may not develop as further described in “Risk Factors – There is currently no public market for our Voting Common Stock and an active, liquid market for our Voting Common Stock may not develop” beginning at page 28 of this Form 10-K.  We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities.

Market Price of Voting Common Stock

As of February 29, 2012, there were:  (1) approximately 910 shareholders of record of our Voting Common Stock and approximately 12 shareholders of record of our Class B Non-Voting Common Stock; and (2) 8,503,541 outstanding shares of our Voting Common Stock and 2,844,142 outstanding shares of our Class B Non-Voting Common Stock.

The below chart shows the high and low sale prices of our Voting Common Stock known by management to have occurred, or bid quotations on the Pink Sheets, for the periods from January 1, 2010 through December 31, 2011.  These quotations reflect interdealer prices, without retail mark-up, mark downs or commission and may not represent actual transactions.  Prices have been restated to reflect the Reorganization, including that each three shares of Customers Bank was exchanged for one share of Customers Bancorp in the Reorganization.

Quarter ended	High (1)	Low (1)
December 31, 2011	$13.50	$13.50
September 30, 2011	$-	$-
June 30, 2011	$15.00	$13.20
March 31, 2011	$16.50	$14.40
December 31, 2010	$16.50	$14.40
September 30, 2010	$15.45	$15.00
June 30, 2010	$21.00	$14.25
March 31, 2010	$16.50	$16.50

(1)
There are no brokerage firms that are active market makers in our Voting Common Stock or Class B Non-Voting Common Stock. Consequently, information on current stock trading prices is not readily available. There may have been additional transactions of which management is unaware, and such transactions could have occurred at higher or lower prices.  The current trading symbol of our Voting Common Stock on the Pink Sheets is “CUUU”.  The last reported sale on the Pink Sheets of our Voting Common Stock on February 29, 2012 was $10.25 per share.

Dividends on Voting Common Stock

Neither Customers Bancorp nor Customers Bank has paid any cash dividends on its shares of common stock.  We intend to follow a policy of retaining earnings, if any, to increase our net worth and reserves over the next few years. We have not historically declared or paid dividends on our Voting Common Stock and we do not expect to do so in the near future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to Voting Common Stock, and other factors deemed relevant by our board of directors.  Presently, for the reasons described below, Customers Bank is not authorized to pay cash dividends on its shares.

Dividend payments made by Customers Bank to its shareholders are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the Federal Reserve Board.

The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of such bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of a bank is less than fifty percent of the amount of capital, no dividend may be declared or paid without the prior approval of the Pennsylvania Banking Department until such surplus is equal to fifty percent of such bank’s capital.

Under the Federal Reserve Act, if losses have at any time been sustained by a bank equal to or in excess of its undivided profits then on hand, no dividend is permitted; no dividends can be paid in an amount greater than a bank’s net profit less losses and bad debts. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of such bank’s net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve Board and the Pennsylvania Banking Department each has the authority under the Federal Reserve Act to prohibit the payment of cash dividends by a bank when it determines such payment to be an “unsafe or unsound banking practice” under the then existing circumstances.

The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank that is in default of any assessment of the FDIC.

The Federal Reserve Board and the FDIC have formal and informal policies, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Federal banking laws further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized.

Customers Bank does not have any accumulated net earnings, and so, under the foregoing restrictions, Customers Bank is not presently permitted to pay dividends.

Further, under the MOU, Customers Bank may not declare or pay any dividends that would cause its capital ratios to fall below the higher of the minimum levels for a “well capitalized” classification under Prompt Corrective Action standards pursuant to the Federal Deposit Insurance Act, or the internal ratios set in our capital plan without the prior written approval of the Pennsylvania Department of Banking.

Recent Sales of Unregistered Securities

Below is a chart that provides information relating to all unregistered offers of securities by us in 2011.  The number of securities referenced is as of the date of issuance in the applicable offering.  The securities in the two 2011 3rd Quarter Private Offers noted below were offered and sold in reliance on an exemption under 4(2) of the Securities Act for securities issued pursuant to a transaction by an issuer not involving any public offering.  These offers and sales were made to an accredited investor under Rule 501 of Regulation D promulgated under the Securities Act, and no advertising or general solicitation was employed. The securities in the 2011 1st Quarter Private Offer noted below were offered and sold in reliance on an exemption under 3(a)(5) of the Securities Act for securities issued by a bank.

OFFERING	TYPES AND NUMBERS OF SECURITIES SOLD	AGGREGATE PURCHASE PRICE PAID OR OTHER CONSIDERATION GIVEN FOR SECURITIES	DATE OF COMPLETION OF OFFERING	TYPES OF INVESTORS
2011 3rd Quarter Private Offer	419,000 shares of Voting Common Stock 565,848 shares of Class B Non-Voting Common Stock	$13,000,000	September 30, 2011	Accredited Investor
2011 3rd Quarter Private Offer	2,892 shares of Series A Preferred Shares and 145 shares of Series B Preferred Shares.	Exchange for Berkshire TARP Shares Series A and Berkshire TARP Shares Series B	September 17, 2011	United States Department of Treasury
2011 1st Quarter Private Offer	879,577 shares of Voting Common Stock 509,308 shares of Class B Non-Voting Common Stock	$16,130,875	March 31, 2011	Institutional and Accredited Investors

In addition to the foregoing, during 2011 we granted certain of our employees options to purchase an aggregate of 344,333 shares of our common stock under our 2010 Plan and restricted stock units to acquire 35,622 shares of common stock under our 2004 Plan.  We received no consideration for these awards.  We believe that these awards were not subject to the registration requirements of Section 5 of the Securities Act, as amended (the "Securities Act"), as the issuance without payment of any consideration therefor does not constitute a "sale" under Section 2(3) of the Securities Act.  We also believe these issuances would be exempt under (i) Section 3(a)(5) of the Securities Act for securities issued by a bank, (ii) Rule 701 as they were offered under written compensatory benefit plans, or (iii) Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering with no advertising or general solicitation being employed.

Share Repurchases

The following table provides information regarding purchases made by us of our common stock during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Repurchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Oct. 1, 2011 –Oct. 31, 2011	$-	$-	$-	$-
Nov. 1, 2011 – Nov. 30, 2011	23,809	10.50	-	-
Dec. 1, 2011 – Dec. 31, 2011	23,810	10.50	-	-
Total	$47,619	$10.50	$-	$-

(a)	We purchased an aggregate of 47,619 shares of our Voting Common Stock from a shareholder in two separate private transactions.

Item 6.  Selected Financial Data

Customers Bancorp and Subsidiary

The following table presents Customers Bancorp’s summary consolidated financial data.  We derived our balance sheet and income statement data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited financial statements.  The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

Dollar amounts, in thousands except per share data

For the Period	2011(1)	2010(2)	2009	2008	2007
Interest income	$61,439	$30,907	$13,486	$15,502	$17,659
Interest expense	22,463	11,546	6,336	8,138	10,593
Net interest income	38,976	19,361	7,150	7,364	7,066
Provision for loan losses	9,450	10,397	11,778	611	444
Bargain purchase gain on bank acquisitions	—	40,254	—	—	—
Total non-interest income (loss) excluding bargain purchase gains	13,652	5,349	1,043	(350)	356
Total non-interest expense	37,309	26,101	9,650	7,654	6,908
Income (loss) before taxes	5,869	28,466	(13,235)	(1,251)	70
Income tax expense (benefit)	1,835	4,731	—	(426)	(160)
Net income (loss)	4,034	23,735	(13,235)	(825)	230
Net income (loss) attributable to common shareholders	$3,990	$23,735	$(13,235)	$(825)	$230
Basic earnings (loss) per share (3)	$0.40	$3.78	$(10.98)	$(1.23)	$0.33
Diluted earnings (loss) per share (3)	$0.39	$3.69	$(10.98)	$(1.23)	$0.33
At Period End
Total assets	$2,077,532	$1,374,407	$349,760	$274,038	$272,004
Cash and cash equivalents	73,570	238,724	68,807	6,295	6,683

Investment securities (4)	398,684	205,828	44,588	32,061	40,779
Loans held for sale	174,999	199,970	—	—	—
Loans receivable not covered by Loss Sharing Agreements with the FDIC (5)	1,216,265	514,087	230,258	223,752	214,569
Allowance for loan and lease losses	15,032	15,129	10,032	2,876	2,460
Loans receivable covered under Loss Sharing Agreements with the FDIC (5)	126,276	164,885	—	—	—
FDIC loss sharing receivable (5)	13,077	16,702	—	—	—
Deposits	1,583,189	1,245,690	313,927	237,842	220,345
Other borrowings	331,000	11,000	—	—	—
Shareholders’ equity	147,748	105,140	21,503	16,849	16,830
Tangible common equity(6)	$146,150	$105,140	$21,503	$15,869	$16,830
Selected Ratios and ShareData
Return on average assets	0.24%	3.40%	(4.69)%	(0.30)%	0.09%
Return on average equity	3.56%	41.29%	(65.35)%	(4.98)%	1.40%
Book value per share (3)	$13.02	$12.52	$11.68	$25.00	$24.97
Tangible book value per common share(3) (6)	$12.88	$12.52	$11.68	$23.54	$24.97
Common shares outstanding (3)	11,347,683	8,398,014	1,840,902	673,693	673,693
Net interest margin	2.44%	2.70%	2.62%	2.82%	2.83%
Equity to assets	7.11%	7.65%	6.14%	6.15%	6.19%
Tangible common equity to tangible assets(6)	7.04%	7.65%	6.14%	5.79%	6.19%
Tier 1 leverage ratio - Bank	7.33%	8.67%	6.68%	6.21%	6.22%
Tier 1 leverage ratio – Customers Bancorp	7.59%	—%	—%	—%	—%
Tier 1 risk-based capital ratio - Bank	9.97%	19.65%	9.76%	7.87%	8.03%
Tier 1 risk-based capital ratio - Customers Bancorp	10.32%	—%	—%	—%	—%
Total risk-based capital ratio - Bank	11.08%	21.14%	11.77%	10.50%	10.62%
Total risk-based capital ratio – Customers Bancorp	11.43%	—%	—%	—%	—%
Asset Quality - Non-Covered Loans
Non-performing (5)	$45,137	$27,055	$19,150	$7,175	$2,069
Non-performing loans to total non-covered loans (5)	3.71%	5.26%	8.32%	3.21%	1.63%
Other real estate owned (5)	$7,316	$1,906	$1,155	$1,519	$—
Non-performing assets (5)	$52,453	$28,961	$20,305	$8,694	$2,069
Non-performing, non-covered assets to total non-covered assets (5)	2.70%	2.41%	5.81%	3.17%	1.28%
Allowance for loan and lease losses to total non-covered loans (5)	1.24%	2.94%	4.36%	1.29%	1.15%
Allowance for loan and lease losses to non-performing, non-covered loans (5)	33.30%	55.92%	52.39%	40.08%	70.41%
Net charge offs	$9,547	$5,250	$4,622	$195	$13
Net charge offs to average non-covered loans(5)	1.13%	1.00%	2.05%	0.09%	0.01%
Asset Quality - Covered Loans
Non-performing loans (5)	45,213	43,454	—	—	—
Non-performing loans to total covered loans	35.80%	26.35%	—	—	—
Other real estate owned (5)	6,166	5,342	—	—	—
Non-performing assets (5)	51,379	48,796	—	—	—
Non-performing assets to total covered assets	38.79%	28.67%

(1) On September 17, 2011, we completed our acquisition of Berkshire Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.

(2) During the third quarter of 2010, we acquired two banks in FDIC assisted transactions. All transactions since the acquisition dates are included in our consolidated financial statements.

(3) Effective September 17, 2011, Customers Bank reorganized into the holding company structure pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for common stock of Customers Bancorp (i.e., each three shares of Customers Bank being exchanged for one share of Customers Bancorp). All share and per share information has been restated retrospectively to reflect the Reorganization.

(4) Includes available-for-sale and held-to-maturity investment securities.

(5) Certain loans and other real estate owned (described as “covered”) acquired in the two FDIC assisted transactions are subject to Loss Sharing Agreements between Customers Bank and the FDIC. If certain provisions within the Loss Sharing Agreements are maintained, the FDIC will reimburse Customers Bank for 80% of the unpaid principal balance and certain expenses. A loss sharing receivable was recorded based upon the credit evaluation of the acquired loan portfolio and the estimated periods for repayments. Loans receivable and assets that are not subject to the Loss Sharing Agreement are described as “non-covered”.

(6) Our selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include tangible common equity and tangible book value per common share and tangible common equity to tangible assets.

Management uses these non-GAAP measures to present historical periods comparable to the current period presentation.   In addition, we believe the use of these non-GAAP measures provides additional clarity when assessing our financial results and use of equity.  These disclosures should not be viewed as substitutes for results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. We calculate tangible common equity by excluding preferred stock and goodwill from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding. A reconciliation of each of these Non-GAAP financial measures against the most directly comparable GAAP measure is set forth below.

	2011	2010	2009	2008	2007
Shareholders’ equity	$147,748	$105,140	$21,503	$16,849	$16,830
Less:
Preferred stock	—	—	—	(980)	—
Intangible assets	(1,598)	—	—	—	—
Tangible common equity	$146,150	$105,140	$21,503	$15,869	$16,830

Shares outstanding	11,348	8,398	1,841	674	674

Book value per share	$13.02	$12.52	$11.68	$25.01	$24.97
Less: effect of excluding intangible
assets and preferred stock	(0.14)	-	-	(1.45)	-
Tangible book value per share	$12.88	$12.52	$11.68	$23.56	$24.97

Total assets	$2,077,532	$1,374,407	$349,760	$274,038	$272,004
Less: intangible assets	(1,598)	-	-	-	-
Total tangible assets	$2,075,934	$1,374,407	$349,760	$274,038	$272,004

Equity to assets	7.11%	7.65%	6.15%	6.15%	6.19%
Less: effect of excluding intangible assets and preferred stock	(0.07)	—	—	(0.36)	—
Tangible common equity to tangible assets	7.04%	7.65%	6.15%	5.79%	6.19%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We have adopted various accounting policies that govern the application of GAAP and that are consistent with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 3 to our audited financial statements.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

The following is a summary of the policies we recognize as involving critical accounting estimates:  Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Available for Sale Securities, Fair Value, Acquisition Accounting, FDIC Receivable for Loss, and Deferred Income Taxes.

Allowance for Loan Losses.  We maintain an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires significant estimates by management.  Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, the size and composition of the loan portfolio, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors.  These factors may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect our results of operations in the future.

Stock-Based Compensation.  We recognize compensation expense for stock options and their management stock purchase plans (collectively, stock based compensation plans) in accordance with FASB ASC 718 Compensation - Stock Compensation.   Expense related to stock based compensation plans granted will generally be measured based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period.  We will utilize the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the option, the current price of the underlying stock and our expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  Our estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to our market value when fully vested.

Unrealized Gains and Losses on Securities Available for Sale.  We receive estimated fair values of debt securities from independent valuation services and brokers.  In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.  Debt securities available for sale are mostly comprised of mortgage backed securities and U.S. government agency securities.  We use various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or, for debt securities, when it is probable that the contractual interest and principal will not be collected.  The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer.  The unrealized losses associated with securities that management does not intend to sell, and more likely than not that we will be required to sell prior to maturity or market price recovery, are not considered to be other than temporary as of December 31, 2011 and December 31, 2010, because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Fair Value.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing.  US GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures.  The most significant uses of fair values include impaired loans and foreclosed property and the net assets acquired in business combinations.

Acquisition Accounting.  Assets acquired and liabilities assumed in our FDIC-assisted acquisitions are recorded at their fair values.  The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities.  The credit risks inherent and evidenced in the FDIC-assisted transactions resulted in substantially all loans purchased in the transaction being purchased with a credit discount.  On the date of acquisition, when the loans have evidence of credit deterioration since their origination and we believe it is probable that we will not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount.  We must estimate expected cash flows at each reporting date.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income.

Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk.  The acquired loans are recorded at fair value in accordance with the fair value methodology, exclusive of the loss share agreements with the FDIC.

The acquired covered loans are subject to the accounting prescribed by FASB ASC Topic 310 Receivables, and subsequent changes to the basis of the loss share agreements also follow that model.  Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statement of operations.  Increases in the credit quality or cash flows of loans (reflected as an adjustment to the discount and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements.  That decrease is accreted into income over either the same period or the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the covered loans are consistent with the loss assumptions used to measure the FDIC receivable.  Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the loss share agreements.

FDIC Receivable for Loss Share Agreements.  The majority of the loans and other real estate assets acquired in an FDIC-assisted acquisition are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets.  We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.

The FDIC loss sharing receivable is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets.  We estimated the fair value of the FDIC loss sharing receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.  We review and update the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and other real estate owned change.  Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed.  Subsequent increases in the amount expected to be collected results in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan and lease losses had been recorded.  The ultimate realization of the FDIC loss sharing receivable depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.  In November 2010, we received the first reimbursement under the USA Bank Loss Sharing Agreement.  During 2011, we received reimbursements under both the USA Bank and ISN Loss Sharing Agreements.

Deferred Income Taxes.  We provide for deferred income taxes on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carry-forwards and their tax basis.  The valuation allowance previously applied to the net deferred tax assets was reversed when, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Bank concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized or if losses continue, the balance of deferred tax assets will be reduced by a valuation allowance.

Background and Reorganization

Customers Bancorp was formed in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which Customers Bank became a wholly-owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011.  Pursuant to the Reorganization, all of the issued and outstanding shares of Voting Common Stock and Class B Non-Voting Common Stock of Customers Bank were exchanged on a three-to-one basis for shares of Voting Common Stock and Class B Non-Voting Common Stock, respectively, of Customers Bancorp (i.e., each three shares of Customers Bank being exchanged for one share of Customers Bancorp).  Customers Bancorp is authorized to issue up to 100,000,000 shares of Voting Common Stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.  All share and per share information has been restated to reflect the Reorganization.

In the Reorganization, the Bank’s issued and outstanding shares of Voting Common Stock of 22,525,825 shares and Class B Non-Voting Common Stock of 6,834,895 shares converted into 7,508,473 shares of Customers Bancorp’s Voting Common Stock and 2,278,294 shares of Customers Bancorp’s Class B Non-Voting Common Stock.  Cash was paid in lieu of fractional shares.  Outstanding warrants to purchase 1,410,732 shares of the Bank’s Voting Common Stock with a weighted-average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting Common Stock with a weighted-average exercise price of $3.50 per share were converted into warrants to purchase 470,260 shares of Customers Bancorp’s Voting Common Stock with a weighted-average exercise price of $10.64 per share and warrants to purchase 81,036 shares of Customers Bancorp’s Class B Non-Voting Common Stock with a weighted-average exercise price of $10.50 per share.  Outstanding stock options to purchase 2,572,404 shares of the Bank’s Voting Common Stock with a weighted- average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting Common Stock with a weighted-average exercise price of $4.00 per share were converted into stock options to purchase 855,774 shares of Customers Bancorp’s Voting Common Stock with a weighted-average exercise price of $10.49 per share and stock options to purchase 77,166 shares of Customers Bancorp’s Class B Non-Voting Common Stock with a weighted-average exercise price of $12.00 per share.

Accordingly, descriptions of balance sheet and income statement items prior to September 17, 2011 represent those of Customers Bank, and descriptions of balance sheet and income statement items after September 17, 2011 represent the consolidated results of Customers Bancorp. The consolidated results of operations and financial condition presented for those periods after the Reorganization Date, September 17, 2011, include combined results for Customers Bancorp and Customers Bank.  All share and per share information has been retrospectively restated to reflect the Reorganization, including that each three shares of Customers Bank was exchanged for one share of Customers Bancorp in the Reorganization.

Overview

The following discussion and analysis presents material factors affecting our financial condition as of December 31, 2011 and December 31, 2010 and results of operations for the three years in the period ended December 31, 2011.  This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this Form 10-K.

Like most financial institutions, we derive the majority of our income from interest we receive on our interest-earning assets, such as loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate it pays on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings.  We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

The external environment continues to be very challenging as the economy struggles through a recession.  Many business customers in our market experienced a loss of revenues and there was an increase in bankruptcies.  Many overleveraged real estate customers were forced to take action to improve their cash flow due to high vacancy rates and a reduction in rents due to the reduced demand for space during the downturn.  Unemployment flattened in 2011 after increasing throughout 2010 as companies reduced expenses to manage through the challenging times.  These conditions produced stress in the asset quality of the loan portfolio, primarily the commercial real estate portfolio.  There continues to be uncertainty in the external environment in 2012 and it is likely that these challenging conditions will continue in the next few years.

In the first quarter of 2011, we began executing on a plan to improve earnings, deploy excess cash on the balance sheet and match future loan growth with deposit growth.  We deployed some cash into investments and deposit growth was slowed during 2011 while our loan origination platform was enhanced.  We expanded our small business lending team, built a new consumer lending platform, expanded our warehouse lending platform and entered the multifamily lending business.  We believe these efforts were successful as deposit growth is now aligned with loan originations.  We believe there are significant opportunities for growth in both lending and deposit generation in 2012 and beyond.  However, if there is a material change in the external environment or our management cannot successfully execute our plans, growth may be more difficult than expected.

Results of Operations

For the years ended December 31, 2011 and 2010

We had net income of $4.0 million for the year ended December 31, 2011 compared to a net income of $23.7 million for the year ended December 31, 2010.  Net interest income increased $19.6 million for the year ended December 31, 2011 to $39.0 million compared to $19.4 million for the year ended December 31, 2010.  The decrease in provision for loan losses of $947,000 over that in 2010 was primarily due to the shift in reserve allocations from specific reserves to general reserves based on impaired loan valuations and charge-off activity.  Year over year, general reserves increased by $1.9 million while the specific reserve decreased by $2.0 million. The Bank provided provisions in its general reserve that replaced loan charge-offs on the loans that had specific reserves.  Also, an increase in non-covered loan balances does not correlate to a pro rata increase in the allowance for loan and lease loss reserves ("ALLL") as these loans may carry lower credit risk based on stricter underwriting guidelines and, consequently, are assigned a lower loss factor. Loan balances were allocated reserves based on the assigned factors in the ALLL calculation.  The increase in delinquencies was considered in the qualitative factor analysis within the ALLL calculation. In addition, charge-offs, all of which related to the pre-2009 segment of the portfolio were included in the historical loss factor allocation in the ALLL calculation. See the Asset Quality disclosure and table on page 56 in this Management's Discussion and Analysis section.

The charge-offs incurred in 2011 decreased the specific reserves by $2 million and provided a cushion for additional provision required in the general reserve.  The ALLL ratio for non-covered loans declined to 1.24% at December 31, 2011 from 2.94% at December 31, 2010 primarily due to the significant growth in the non-covered loan balance during 2011. Non-interest income increased $8.3 million to $13.7 million for the year ended December 31, 2011 compared to $5.4 million for the year ended December 31, 2010 excluding the bargain purchase gains on bank acquisitions of $40.3 million for the year ended December 31, 2010.  This net increase (excluding the bargain purchase gains) in non-interest income was due to an increase in mortgage warehouse transactions fees, an increase in bank-owned life insurance income, a net gain on sales of investment securities, and an increase in income related to the FDIC loss-sharing receivable. The increase of $11.1 million in non-interest expense to $37.3 million for the year ended December 31, 2011 from $26.1 million for the year ended December 31, 2010 was due to the acquisitions completed in 2011, an increase in the number of employees and branches in connection with our growth strategy, expenses related to loan workouts, increased charges for impaired loans, and increased premiums for FDIC insurance. On a diluted per share basis, the net income was $0.39 per share for 2011 compared to a net income of $3.69 per share for 2010.  Our return on average assets was 0.24% in 2011.  Our return on average equity was 3.56% in 2011.

For the years ended December 31, 2010 and 2009

We had net income of $23.7 million for the year ended December 31, 2010 compared to a net loss of $13.2 million for the year ended December 31, 2009.  Net interest income increased $12.2 million for the year ended December 31, 2010 to $19.4 million compared to $7.2 million for the year ended December 31, 2009.  The decrease in provision for loan losses of $1.4 million over that in 2009 was primarily due to the non-performing loans not increasing as significantly in 2010 when compared to 2009 and the addition of new loan products that do not require as high a level of reserves.  The allowance for loan and lease losses to non-covered loans ratio declined to 2.94% at December 31, 2010 from 4.36% at December 31, 2009.  Non-interest income increased $4.3 million to $5.4 million, when excluding the bargain purchase gains on bank acquisitions of $40.3 million for the year ended December 31, 2010 compared to $1.1 million for the year ended December 31, 2009.  The increase of $16.5 million in non-interest expense to $26.1 million for the year ended December 31, 2010 from $9.7 million for the year ended December 31, 2009 was due to the two bank acquisitions completed in 2010 and an increase in the number of employees at Customers Bancorp in connection with Customers Bancorp’s growth strategy, expenses related to loan workouts, increased charges for impaired loans, and increased premiums for FDIC insurance, higher technology costs and additional expenses to maintain and expand the current infrastructure.  On a diluted per share basis, the net income was $3.69 per share for 2010 compared to a net loss of $10.98 per share for 2009.  Customers Bancorp’s return on average assets was 3.40% in 2010.  Customers Bancorp’s return on average equity was 41.3% in 2010.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings.  The following table summarizes Customers Bancorp’s net interest income and related spread and margin for the periods indicated (dollars in thousands):

				Year ended December 31,
	2011			2010			2009
	Average balance	Interest income or expense	Average yield or cost (%)	Average balance	Interest income or expense	Average yield or cost (%)	Average balance	Interest income or expense	Average yield or cost (%)
Assets
Interest earning deposits	$164,468	$415	0.25%	$128,133	$303	0.24%	$11,578	$6	0.05%
Federal funds sold	2,285	3	0.13	11,176	20	0.18	2,411	7	0.29
Investment securities, taxable (C)	481,106	14,064	2.92	49,569	1,382	2.79	27,375	1,107	4.04
Investment securities, non taxable (C)	2,080	86	4.13	2,516	110	4.37	4,507	191	4.24
Loans (A)	938,134	46,682	4.98	523,753	29,021	5.54	225,436	12,142	5.39
Restricted stock	11,739	189	1.61	3,219	71	2.21	1,845	33	1.79
Total interest-earning assets	1,599,812	61,439	3.84	718,366	30,907	4.30	273,152	13,486	4.94
Allowance for loan and lease losses	(15,316)			(13,310)			(6,454)
Non-interest-earning assets	68,051			157,028			45,201
Total assets	$1,652,547			$862,084			$311,899
Liabilities
Interest checking	$20,499	96	0.47%	$12,009	68	0.57%	$10,186	89	0.87
Money market	505,269	6,705	1.33	190,972	3,609	1.89	35,372	461	1.30
Other Savings	13,407	91	0.68	11,222	76	0.68	11,218	98	0.87
Certificates of deposit	808,637	14,969	1.85	369,757	7,359	1.99	168,996	5,081	3.01

Total interest bearing deposits	1,347,812	21,861	1.62	583,960	11,112	1.90	225,772	5,729	2.54
Other borrowings	68,553	602	0.88	13,582	434	3.20	17,233	607	3.52
Total interest-bearing liabilities	1,416,365	22,463	1.59	597,542	11,546	1.93	243,005	6,336	2.61
Non-interest-bearing deposits	98,036			50,708			17,715
Total deposits & borrowings	1,514,401		1.48	648,250		1.78	260,720		2.43
Other non-interest-bearing liabilities	24,743			144,820			32,003
Total liabilities	1,539,144			793,070			292,723
Shareholders’ equity	113,403			69,014			19,176
Total liabilities & shareholders’ equity	$1,652,547			$862,084			$311,899
Net interest earnings		38,976			19,361			7,150
Tax equivalent adjustment (B)		44			57			98
Net interest earnings tax equivalent		$39,020			$19,418			$7,248
Interest spread			2.36%			2.52%			2.51%
Net interest margin			2.44%			2.70%			2.62%
Net interest margin tax equivalent (B)			2.44%			2.70%			2.65%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.
(C) For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate:

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
	( dollars in thousands)
Interest income
Interest earning deposits	$16	$96	$112	$22	$275	$297
Federal funds sold	(5)	(12)	(17)	(3)	16	13
Investment securities, taxable	64	12,618	12,682	(350)	625	275
Investment securities, non taxable	(6)	(18)	(24)	15	(96)	(81)
Loans	(2,954)	20,615	17,661	338	16,541	16,879
Restricted stock	(19)	137	118	8	30	38
Total interest income	$(2,904)	$33,436	$30,532	$30	$17,391	$17,421
Interest expense
Interest checking	$(12)	$40	$28	$(31)	$10	$(21)
Money market	(1,075)	4,171	3,096	209	2,939	3,148
Savings	-	15	15	(21)	(1)	(22)
Certificates of deposit	(513)	8,123	7,610	(1,724)	4,002	2,278
Total interest bearing deposits	(1,600)	12,349	10,749	(1,567)	6,950	5,383
Borrowings	(315)	483	168	(55)	(118)	(173)
Total interest expense	(1,915)	12,832	10,917	(1,622)	6,832	5,210
Net interest income	$(989)	$20,604	$19,615	$1,652	$10,559	$12,211

For the years ended December 31, 2011 and 2010

Net interest income was $39.0 million for the year ended December 31, 2011, compared to $19.4 million for the year ended December 31, 2010, an increase of $19.6 million or 101%. This net increase was attributable to increases in average volume of average interest-earning assets, offset by an increase in average interest-bearing liabilities, as a result of:

•	the inclusion of the acquired USA Bank and ISN Bank loans and deposits, for all of 2011, as opposed to less than six months in 2010;
•	the acquisition of Berkshire Bancorp in September 2011;
•	the purchase of a $105.8 million manufactured housing loan portfolio in August 2010;
•	a $172.3 million increase in average mortgage warehouse loans due to our strategy to grow the mortgage warehouse lending business;
•
significant increases in average money market accounts and average certificates of deposit due to our efforts to obtain new business and the related increase in average investment securities as a result of the deployment of the cash flow generated by these deposit accounts; and

•	increases in interest-bearing deposits due to the USA Bank, ISN Bank, and Berkshire Bank acquisitions.

The key measure of our net interest income is net interest margin.  Our net interest margin decreased to 2.44% for 2011 from 2.70% for 2010.  This decrease was primarily the result of a decrease in the yield of average loans of 56 basis points as well as a decrease of 60 basis points in restricted stock.  This was offset by a decrease in the total interest-bearing deposits of 28 basis points, primarily driven by a decrease in the cost of funds of money market accounts which dropped 56 basis points. These decreases in yields were attributable to the continuing lower interest rate environment.

For the years ended December 31, 2010 and 2009

Net interest income was $19.4 million for the year ended December 31, 2010, compared to $7.1 million for 2009, an increase of $12.2 million or 170%.  Interest income was $31.0 million in 2010 compared to $13.5 million in 2009, an increase of $17.5 million or 129%.  The yield on interest earning assets decreased to 4.30% in 2010 from 4.94% in 2009.  Interest expense was $11.5 million in 2010, an increase of $5.2 million or 82%, from $6.3 million in 2009.  The increase in interest income reflects the increase in average earning assets of $445.2 million primarily from the acquisitions of two banks in the second half of 2010 that contributed interest earning assets of approximately $180 million, the purchase of a $105.8 million manufactured housing loan portfolio on August 6, 2010, and an increase in interest bearing cash from the new branches opened in 2010.   The increase in interest expense was due to an increase in average interest bearing liabilities of $354.5 million of which approximately $77 million is related to the two 2010 bank acquisitions and an increase of $281.7 million in interest bearing liabilities from new branches and organic growth. The cost of funds decreased to 1.78% in 2010 from 2.43% in 2009 due to changes in the interest rates charged on time deposit accounts.

The key measure of our net interest income is its net interest margin.  Our net interest margin increased slightly to 2.70% in 2010 from 2.65% in 2009.  This slight increase was primarily attributable to an increase in loans with higher yields offset by a higher volume of deposits and other borrowings.  Deposit costs were close to a floor as short-term market interest rates hovered around 0% throughout the year.

PROVISION FOR LOAN LOSSES

For the years ended December 31, 2011 and 2010

We establish an allowance for loan and lease losses through a provision for loan losses charged as an expense on the statement of operations.  The loan portfolio is reviewed and evaluated on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. Future adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan and lease losses, if economic conditions or loan quality differ substantially from the assumptions management used in the evaluation of the level of the allowance for loan and lease losses as compared to outstanding loans.

During 2011, the provision for loan losses was $9.5 million, a decrease of $947,000 from $10.4 million in 2010.  This decrease was primarily due to the shift in reserve allocations from specific reserves to general reserves based on impaired loan valuations and charge-off activity. The charge-offs incurred in 2011 decreased the specific reserves by $2 million and provided a cushion for additional provision required in general reserve. The level of delinquent, non-performing, and impaired loans have continued to increase throughout 2011 due the continued decline in the economy and commercial real estate market.

As is typical with community banks, we have a high concentration (89.4%) of our loans secured by real estate. Construction and commercial real estate represent 25.3% of the total loan portfolio, a slight decrease from 2010.  It is in the construction and commercial real estate secured portion of the loan portfolio that we are experiencing the most difficulty with delinquent and non-accrual loans. Although we believe that we have identified and appropriately allocated reserves against the riskiest of our loans in the construction and commercial real estate portfolios, the possibility of further deterioration before the real estate market turns presents the need for potential increased allocations of the allowance for loan and lease losses in that area in the future.

Other than the concentrations in construction and commercial real estate, we have  no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk. The majority of our borrowers are small, local businesses and individuals with investments in residential or commercial real estate. The typical borrower provides self-prepared or accountant assisted financial statements and tax returns that are not audited and therefore are less reliable than information that would be obtained from more sophisticated borrowers. The absence of objectively verified financial information is a challenge to all community banks and represents a layer of risk that must be considered in judging the adequacy of the allowance for loan and lease losses.

Net charge-offs were $9.5 million and $5.3 million, respectively, for the years ended December 31, 2011 and 2010.

See "Credit Risk" and "Asset Quality" sections below for further information regarding our provision for loan losses, allowance for loan losses and net charge-offs generally, and additional discussion of our non-performing loans.

For the years ended December 31, 2010 and 2009

During 2010, the provision for loan losses was $10.4 million, a decrease of $1.4 million from $11.8 million in 2009.  This decrease was primarily due to a stabilization of the elevated volumes of non-performing non-covered loans in the second half of 2010.  Real estate values in our market area decreased during 2010 related to the significant economic downturn faced by the national and regional economies in 2010.

As is typical with community banks, we have a high concentration (93.1%) of our loans secured by real estate. Construction and commercial real estate represent 30.9% of the total loan portfolio, a significant decrease from 2009.  Construction loans decreased to $13.4 million from our historical portfolio or 2.6% of the total loan portfolio, a decrease from 9.5% in 2009.  In 2010, our loan portfolio mix changed to 44.7% of the total loan portfolio being comprised of loans to provide liquidity to mortgage originators under mortgage warehouse repurchase facilities and 11.9% of manufactured housing loans in 2010, when these two portfolio segments were 7.5% of the total loan portfolio in 2009. It is in the construction and commercial real estate secured portion of the loan portfolio that we experienced the most difficulty with delinquent and non-accrual loans.

The majority of our borrowers are small, local businesses and individuals with investments in residential or commercial real estate. The typical borrower provides self-prepared or accountant assisted financial statements and tax returns that are not audited and therefore are less reliable than information that would be obtained from more sophisticated borrowers. The cost of audited financial statements would be prohibitive for many of our small borrowers. The absence of objectively verified financial information is a challenge to all community banks and represents a layer of risk that must be considered in judging the adequacy of the allowance for loan and lease losses.

Net charge-offs were $5.3 million and $4.6 million, respectively, for the years ended December 31, 2010 and 2009.

NON-INTEREST INCOME

The below chart shows our results in the various components of non-interest income for each of the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Service fees	$698	$643	$458
Mortgage warehouse transaction fees	5,581	2,631	70
Bank owned life insurance	1,404	228	229
Net gain on sales of investment securities	2,731	1,114	236
Gains on sales of SBA loans	329	98	—
Impairment charge on investment securities	—	—	(15)
Bargain purchase gain on bank acquisitions	—	40,254	—
Accretion of FDIC loss sharing receivable	1,955	—	—
Gain (loss) on sale of OREO	367	(67)	(31)
Other	587	702	96
Total non-interest income	$13,652	$45,603	$1,043

For the years ended December 31, 2011 and 2010

Non-interest income was $13.7 million for the year ended December 31, 2011, a decrease of $32.0 million from non-interest income of $45.6 million for the year ended December 31, 2010.  This net decrease primarily was due to $40.3 million in bargain purchase gains on bank acquisitions recognized in 2010. In addition, mortgage warehouse transaction fees for 2011 increased $3.0 million, when compared to 2010. Furthermore, during 2011, we recognized increased income on bank-owned life insurance of $1.2 million, increased gains on the sales of investment securities of $1.6 million, and net adjustments of $2.0 million related to our FDIC loss sharing receivable in 2011.

•	The increase in mortgage warehouse transactional fees for 2011 was the result of increased volume in 2011.

•
The increase in bank owned life insurance income was due to the purchase of an additional $20 million of BOLI in December 2010 and the acquisition of $2.5 million in BOLI relating to Berkshire Bancorp, Inc.

•
The increase in net gains on sales of investment securities was the result of our sales of $180.0 million of investment securities for net gains of $2.7 million. In 2010, we sold $153.2 million of investment securities for net gains of $1.1 million.

•	The increase in income related to our FDIC loss sharing receivable was the result of additional adjustments to the loss sharing assets, charge-offs of covered loans, and impairments of covered OREO.

For the years ended December 31, 2010 and 2009

In July 2010 and September 2010, we acquired two banks in FDIC assisted transactions and recorded a bargain purchase gain of $40.3 million.  Excluding the bargain purchase gain on bank acquisitions, non-interest income increased $4.3 million from $1.1 million to $5.4 million.  The increase was primarily related to the transactional fees earned by the mortgage warehouse division of $2.6 million.  The mortgage warehouse division was started in the second half of 2009. Also, the gains of $1.1 million on the sales of investment securities recognized in 2010 increased compared to a gain of $236,000 in 2009.

Service fees, including mortgage warehouse fees, represent the largest component of non-interest income and were $3.3 million in 2010, an increase of $2.7 million from $528,000 in 2009 primarily due to an increase in loan fee income and the growth in the mortgage warehouse division in 2010.  Late fees on loans were $89,000 in 2010.

We sold investment securities in 2010 for a gain of $1.1 million, compared to a gain of $236,000 in 2009.  The gain in 2010 was primarily due to the sales of $56.2 million of mortgage backed securities.

Other non-interest income included $520,000 of increases in the FDIC loss sharing receivable recorded for the two FDIC assisted transactions and $98,000 gain on the sale of an SBA loan.

NON-INTEREST EXPENSE

The below chart shows our results in the various components of non-interest expense for each of the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Salaries and employee benefits	$16,718	$14,031	$4,267
Occupancy	3,242	1,897	1,261
Technology, communication and bank operations	3,169	2,431	1,000
Advertising and promotion	994	1,007	191
Professional services	4,837	2,833	510
Merger related expenses	531	-	-
FDIC assessments, taxes, and regulatory fees	2,366	1,613	892
Impairment charges on other real estate owned	576	635	350
Loan workout and other real estate owned	1,988	682	531
Other	2,888	972	648
Total non-interest expenses	$37,309	$26,101	$9,650

For the years ended December 31, 2011 and 2010

Non-interest expense was $37.3 million for the year ended December 31, 2011, an increase of $11.2 million when compared to non-interest expense of $26.1 million for the year ended December 31, 2010. Salaries and employee benefits, which represent the largest component of non-interest expense, increased $2.7 million; occupancy expense increased $1.3 million; technology, communications, and bank operations expense increased $700,000; professional services expense increased $2.0 million; FDIC assessments, taxes, and regulatory fees increased $800,000; loan workout and other real estate owned expenses increased $1.3 million; and other expenses increased $1.9 million.

•
The increase in salaries and employee benefits expense primarily was due to an increase in the total number of employees from 133 full-time equivalents at December 31, 2010 to 205 full-time equivalents at December 31, 2011. This increase in our workforce was the result of the Berkshire acquisition and the need for additional employees to support our growth strategy. In addition, share-based compensation expense decreased $1.3 million from December 31, 2010 to December 31, 2011 because there were one-time share-based awards in 2010 that vested immediately.

•	The increase in occupancy expense was the result of the Berkshire acquisition which added five additional branches and the opening of additional branches to support our growth strategy.

•
The increase in technology, communications, and bank operations expense was due to the Berkshire acquisition, our expanded branch network and additional network support for the opening of the two new branches and executive offices in Wyomissing, Pennsylvania.

•	The increase in professional services expense was primarily attributable to legal expenses related to regulatory filings and ongoing litigation with a vendor from one of the acquired banks.

•
The increase in FDIC assessments, taxes, and regulatory fees was attributed to increases in FDIC premiums primarily as a result of the growth of our assessment base (average consolidated total assets minus average tangible equity) and additional Pennsylvania shares tax expense in 2011 also due to our increased asset size.

•	The increase in loan workout and other real estate owned expenses was due to increased volume of non-covered, non-performing assets.

•	The increase in other expenses generally can be attributed to the Berkshire acquisition in 2011 and the USA Bank and ISN Bank acquisitions in 2010 as well as general growth of the infrastructure.

For the years ended December 31, 2010 and 2009

Non-interest expense increased $16.5 million from $9.7 million in 2009 to $26.1 million in 2010.  Salaries and employee benefits represent the largest component of non-interest expense and were $14.0 million in 2010 compared to $4.3 million in 2009, an increase of $9.8 million. At December 31, 2009, we had sixty-two employees and grew to 133 employees at December 31, 2010, adding $4.7 million in salaries and benefits in 2010.  The additional employees were added to continue to build our infrastructure and support the growth strategy of the management team added in 2009.  Also, fifteen employees were added from the two banks that we acquired in 2010.  In addition, the management stock purchase plan, incentive compensation items either through bonus or stock-based compensation and the supplemental executive retirement plan for Customers Bancorp’s Chief Executive Officer came into effect in 2010.  The management stock purchase plan and the SERP became vested in July 2010 and $1.8 million and $2.5 million, respectively, were recorded for each plan during the third quarter of 2010.

Occupancy expense increased $636,000 as a result of opening four new branches in Pennsylvania, New Jersey and New York.   Technology, communications and bank operations expense was $2.4 million in 2010, an increase of $1.4 million or 143.1% over $1.0 million in 2009 due to the expansion of the Bank and employing technology to service customers in a proactive manner.  Our advertising and promotion expense increased $816,000 in 2010 to $1.0 million for the promotion of the new Bank strategy and mission and to support an increased market area.

Expenses related to professional services increased 455.5% or $2.3 million to $2.8 million from $510,000 in 2009.  This increase was primarily attributable to legal expenses related to regulatory filings, the two FDIC assisted acquisitions and litigation related to one of our vendors.  Consulting fees increased to $507,000 in 2010 from $193,000 in 2009 to add the specialty knowledge and experience to support management in our growth.

FDIC assessments, taxes and regulatory fees increased 80.8% or $721,000 to $1.6 million in 2010 from $892,000 in 2009.  This increase is attributable to a broader deposit base and increases in premiums.

Impairment charges on other real estate owned increased $285,000 to $635,000 in 2010 from $350,000 in 2009.  This increase was primarily attributable to deteriorating market values on real estate and increased other real estate owned.  Loan workout and other real estate owned expenses increased 28% or $151,000 to $682,000 in 2010 from $531,000 in 2009.  This increase was attributable to an increase of expenses related to preparing properties for sale and an increase of other real estate properties from the two bank acquisitions in 2010.  A portion of the expenses on the other real estate owned covered under the FDIC Loss Sharing Agreements are reimbursable from the FDIC, however, the remaining 20% of the expense is absorbed by us.  At December 31, 2010, there were eighteen properties that we have acquired either through acquisition or foreclosure of loans with a book value of $7.2 million.   In addition, loan workout expenses increased due to additional problem assets from the acquisitions of two failed banks in 2010 and a portion of the expenses incurred are reimbursable from the FDIC.

Other expenses increased 50.0% or $324,000 to $972,000 in 2010 from $648,000 in 2009.  This increase was primarily attributable to increases in appraisal expenses in connection with expansion costs, director fees, and other miscellaneous expenses.

INCOME TAXES

For the years ended December 31, 2011 and 2010

The income tax provision was $1.8 million for the year ended December 31, 2011, compared to $4.7 million for the year ended December 31, 2010.  The decrease in income tax provision was primarily due to the decrease in net income before taxes of approximately $22.6 million.  In addition, the tax benefit from bank owned life insurance increased by approximately $423,000 due to the purchase of approximately $20.0 million of bank owned life insurance at the end of 2010.  For additional information regarding our income taxes, refer to “Note 13 –Income Taxes” in the consolidated financial statements appearing in Part II, Item 8.

For the years ended December 31, 2010 and 2009

The income tax provision is $4.7 million for the year ended December 31, 2010, compared to zero for the year ended December 31, 2009. The increase in the income tax provision is primarily due to the increase in net income before taxes of approximately $41.7 million.  The income tax provision reflects a provision for approximately $11.3 million offset by a $6.6 million adjustment to reverse the deferred tax valuation allowance previously recorded on the net deferred tax asset through the second quarter of 2010. Due to the acquisitions of USA Bank and ISN Bank and the estimated taxable income to be generated over the life of the acquired assets, it is more likely than not that our net deferred tax asset will be realized, accordingly, the valuation allowances recorded in 2010 and in the previous years were reversed.  Income tax expense also increased due to the expansion into various jurisdictions.

FINANCIAL CONDITION

GENERAL

Our total assets were $2.08 billion at December 31, 2011.  This represents a 52.0% increase from $1.37 billion at December 31, 2010.  The main component of this change was a significant increase in loan volume.  Our total liabilities were $1.93 billion at December 31, 2011, up 52.0% from $1.27 billion at December 31, 2010.  The main component of this change was due to increased deposits and other borrowings.

On August 6, 2010, we purchased from Tammac a $105.8 million manufactured housing loan portfolio for a purchase price of $105.8 million.  On September 30, 2011, we purchased from Tammac $19.3 million of manufactured housing loans and a 1.50% interest only strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac.  The total purchase price for these assets was $13 million.  These purchases and other similar portfolio purchases made by us in recent periods were opportunistic purchases and may not be indicative of future strategies or purchases.

On September 17, 2011, we completed our acquisition of Berkshire Bancorp, Inc. (“Berkshire Bancorp”) and its subsidiary, Berkshire Bank (collectively, “Berkshire”).  Berkshire Bank merged with and into the Bank immediately following the acquisition.   Berkshire Bancorp served Berks County, Pennsylvania through the five branches of its subsidiary, Berkshire Bank.

On July 9, 2010 and September 17, 2010, we acquired the former USA Bank and ISN Bank in FDIC assisted transactions that resulted in two additional branches and expanded the our brand into New York and New Jersey to continue the growth into these markets.

The following table sets forth certain key condensed balance sheet data:
	December 31,
	2011	2010
	(dollars in thousands)
Cash and cash equivalents	$73,570	$238,724
Loans held for sale	174,999	199,970
Investment securities, available for sale	79,137	205,828
Investment securities, held-to-maturity	319,547	-
Loans receivable not covered under FDIC Loss Sharing Agreements	1,216,265	514,087
Total loans receivable covered under FDIC Loss Sharing Agreements	126,276	164,885
Total loans receivable, net of the allowance for loan and lease losses	1,327,509	663,843
Total assets	2,077,532	1,374,407
Total deposits	1,583,189	1,245,690
Federal funds purchased	5,000	-
Total other borrowings	331,000	11,000
Subordinated debt	2,000	2,000
Total liabilities	1,929,784	1,269,267
Total shareholders’ equity	147,748	105,140

The following table sets forth a summary of assets acquired and liabilities assumed from the former USA Bank and ISN Bank at their respective acquisition dates (in thousands):

Total loans receivable, not covered under FDIC Loss Sharing Agreements	$1,440
Total loans receivable, covered under FDIC Loss Sharing Agreements	174,660
FDIC loss sharing receivables	28,337
Other real estate owned covered under FDIC Loss Sharing Agreements	4,640
Total deposits	$251,239

CASH AND DUE FROM BANKS

Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $7.8 million at December 31, 2011.  This represents a $1.4 million increase from $6.4 million at December 31, 2010.  These balances vary from day to day, primarily due to variations in customers’ deposits with us.

INTEREST-EARNING DEPOSITS WITH BANKS

Our interest earning deposits consist mainly of deposits at the Federal Home Loan Bank of Pittsburgh.  These deposits totaled $65.8 million at December 31, 2011, which is a $159.8 million decrease from $225.6 million at December 31, 2010.  The decline of interest earning deposits was primarily attributable to such deposits funding the organic loan growth, acquisitions of BBI and Tammac during the period ending December 31, 2011, as well as purchases of higher yielding investment securities.  This balance varies from day to day, depending on several factors, such as variations in customers’ deposits with us and the payment of checks drawn on customers’ accounts.

FEDERAL FUNDS SOLD

Federal funds sold consist of overnight interbank lending through Atlantic Central Bankers Bank.  There were no funds sold at December 31, 2011, compared to $6.7 million at December 31, 2010.  This balance varies day-to-day, based upon the short-term fluctuations in our net cash position.

INVESTMENT SECURITIES

Our investment securities portfolio is an important source of interest income and liquidity.  It consists of U.S.  Treasury, government agency and mortgage-backed securities (guaranteed by an agency of the United States government and non-agency guaranteed), municipal securities, domestic corporate debt, and asset-backed securities.  In addition to generating revenue, we maintain the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of earning assets.  The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.

Management determines the appropriate classification of securities at the time of purchase.  In accordance with ASC 320 Investments—Debt and Equity Securities, investment securities are classified as:  (a) investment securities held to maturity (“HTM”), which are classified as such based on management’s intent and ability to hold the securities to maturity; (b) trading account securities, which are bought and held principally for the purpose of selling them in the near term; and (c) securities available for sale (“AFS”), which include those securities that may be sold in response to changes in interest rates, changes in pre-payment assumptions, the need to increase regulatory capital or other similar requirements.  We do not necessarily intend to sell our AFS securities, but have classified them as AFS to provide flexibility to respond to liquidity needs.

At December 31, 2011, $79.1 million of our investment securities were classified as AFS.  This represents a decrease of 61.6% from $205.8 million at December 31, 2010.  The decrease was largely due to the sales of investment securities to fund strong loan growth primarily due to warehouse and manufactured housing lending.  Unrealized gains and losses on AFS securities, although excluded from the results of operations, are reported as a separate component of shareholders’ equity, net of the related tax effect.  At December 31, 2011,we held $319.5 million of investment securities that were classified as HTM.

The following table sets forth the amortized cost of the investment securities at its last three fiscal year ends:

	December 31,
	2011	2010	2009
Available for Sale:	(dollars in thousands)

U.S. Treasury and government agencies	$1,002	$1,711	$435
Mortgage-backed securities	55,818	204,182	39,314
Asset-backed securities	622	719	843
Municipal securities	2,071	2,088	4,048
Corporate bonds	20,000	-	-
	$79,513	$208,700	$44,640
Held to Maturity:
Mortgage-backed securities	319,547	-	-
	$319,547	$-	$-

For financial reporting purposes, available for sale securities are carried at fair value.

The following table sets forth information about the maturities and weighted average yield on our securities portfolio. Floating rate securities are included in the “Due in 1 Year or Less” bucket. Yields are not reported on a tax equivalent basis.

		December 31, 2011 Amortized Cost
(dollars in thousands)						No Specific
		< 1yr	1 -5 yrs	5 -10 yrs	After 10 yrs	Maturity	Total	Fair Value
Available for Sale
U.S. Treasury and government agencies		$1,002	-	-	-	-	$1,002	$1,001
Yield		1.39%	-	-		-	1.39%	-

Yield		-	-	-	-	2.01%	2.01%	-

Asset-backed securities		100	406	77	39	-	622	627
Yield		1.58%	1.58%	1.84%	2.16%	-	1.65%	-

Municipal securities		-	2,071	-	-	-	2,071	2,000
Yield		-	4.15%	-	-	-	4.15%	-

Corporate bonds		-	$20,000	-	-	-	20,000	19,217
Yield		-	3.87%	-	-	-	3.87%	-
	Total	$1,102	$22,477	$77	$39	$55,818	$79,513	$79,137
	Yield	1.41%	3.85%	1.84%	2.16%	2.01%	2.52%

	December 31, 2011 Amortized Cost
	< 1yr	1 -5 yrs	5 -10 yrs	After 10 yrs	No Specific Maturity	Total	Fair Value
(dollars in thousands)
Held to Maturity
Agency Residential Mortgage-Backed Debt Securities	-	-	-	-	$319,547	$319,547	$330,809
Yield	-	-	-	-	3.20%	3.20%	-

At December 31, 2011, we held $2.4 million in securities that were impaired based on having a fair value lower than amortized cost for at least twelve consecutive months.  We consider these securities to be temporarily impaired primarily due to interest rate changes and a lack of liquidity in the market.  We do not intend to sell and, it is more likely than not, that we will not be required to sell the securities prior to maturity or market price recovery. Management believes that there is no other than temporary impairment of these securities as of December 31, 2011.  $311.4 million and $2.1 million of investment securities were pledged at December 31, 2011 and 2010, respectively.  Securities are pledged to the Federal Home Loan Bank of Pittsburgh to be used as collateral for borrowing purposes and to the Federal Reserve for contingency liquidity planning purposes.

LOANS

The composition of net loans receivable at December 31, 2011 and 2010 is as follows (dollars in thousands):
	2011	2010	2009	2008	2007
Construction	$37,926	$50,964	$-	$-	$-
Commercial real estate	51,619	72,281	-	-	-
Commercial and industrial	10,254	13,156	-	-	-
Residential real estate	22,465	23,822	-	-	-
Manufactured housing	4,012	4,662	-	-	-
Total loan receivable covered under FDIC Loss Sharing Agreements (a)	126,276	164,885	-	-	-
Construction	15,271	13,387	21,742	-	-
Commercial real estate	352,635	144,849	133,433	-	-
Commercial and industrial	69,178	35,942	25,290	188,192	180,926
Mortgage warehouse	619,318	186,113	16,435	-	-
Manufactured housing	104,565	102,924	-	-	-
Residential real estate	53,476	28,964	27,422	8,592	8,260
Consumer	2,211	1,581	5,524	26,448	24,848
Unearned origination (fees) costs, net	(389)	327	452	520	535
Total loan receivable not covered under FDIC Loss Sharing Agreements	1,216,265	514,087	230,298	223,752	214,569
Allowance for loan and lease losses	(15,032)	(15,129)	(10,032)	(2,876)	(2,460)
Loans receivable, net	$1,327,509	$663,843	$220,266	$220,876	$212,109

(a) Covered loans receivable acquired from the former USA Bank and ISN Bank are covered under the FDIC Loss Sharing Agreements over a five to ten year period, depending upon the type of loan.

Loans receivable, net increased $663.7 million from December 31, 2010 to December 31, 2011. An increase of $433.2 million in the mortgage-warehouse category, which we attribute to our successful strategy of expanding our warehouse lending platform and that funded balances as a percentage of commitments were unusually high in late 2011, accounted for 65.3% of the total increase.  We expect that this short term market anomaly will dissipate in the first half of 2012.  Over the long-term, we expect continued growth in this business but expect a reduction in the warehouse mix of total assets due to faster growth in their loan portfolios.  We expect warehouse mix will make up about 25% of assets over time which is down from 38% at December 31, 2011.  In addition, we also focused on our multi-family and commercial real estate product line, and as a result, the outstanding balance is this category increased $207.8 million from December 31, 2010 to December 31, 2011.  Finally, in September 2011, we acquired loans with a fair value of $98.4 million in the Berkshire Bancorp acquisition, which consisted primarily of $55.7 million in commercial real estate loans.

The following table sets forth certain categories of loans as of December 31, 2011, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(dollars in thousands)
Types of Loans:
Construction	$36,569	$11,925	$4,703	$53,197
Commercial real estate	53,788	136,026	214,440	404,254
Commercial and industrial	15,432	18,876	45,124	79,432

Total	$105,789	$166,827	$264,267	$536,883

Amount of such loans with:
Predetermined rates	$45,987	$135,785	$127,266	$309,039
Floating or adjustable rates	59,802	31,042	137,001	227,844
Total	$105,789	$166,827	$264,267	$536,883

* Includes covered and non-covered loans.

CREDIT RISK

We manage credit risk by maintaining diversification in our loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, and by establishing and performing periodic loan classification reviews.  Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan and lease losses, to which credit losses are charged as they are incurred, and to which provisions are added periodically as management and the board of directors deem appropriate.

The provision for loan losses was $9.5 million, $10.4 million, and $11.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.  The allowance for loan and lease losses was $15.0 million, or 1.24% of total non-covered loans, at December 31, 2011 and $15.1 million, or 2.94% of total non-covered loans, at December 31, 2010.  Net charge-offs were $9.5 million for the year ended December 31, 2011, an increase of $4.3 million compared to the $5.3 million for the year ending December 31, 2010.  In addition, we have approximately $126.3 million in loans that are covered under loss share arrangements with the FDIC as of December 31, 2011 compared to $164.9 million as of December 31, 2010.

The chart below depicts Customers Bancorp’s allowance for loan and lease losses for the periods indicated.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)

Balance of the allowance at the beginning of the year	$15,129	$10,032	$2,876	$2,460	$2,029
Loan charge-offs
Construction	1,179	1,214	920	100	-
Commercial real estate	5,775	964	2,597	79	-
Commercial and industrial	2,543	1,699	1,080	-	9
Residential real estate	109	1,366	-	1	-
Consumer and other	55	22	33	15	5
Total Charge-offs	9,661	5,265	4,630	195	14
Loan recoveries
Construction	2	-	-	-	-
Commercial real estate	94	-	-	-	-
Commercial and industrial	11	6	8	-	1
Residential real estate	-	9	-	-	-
Consumer and other	7	-	-	-	-
Total Recoveries	114	15	8	-	1
Total net charge-offs	9,547	5,250	4,622	195	13
Provision for loan losses	9,450	10,397	11,778	611	444
Transfer (1)	-	(50)	-	-	-
Balance of the allowance for loan and lease losses at the end of the year	$15,032	$15,129	$10,032	$2,876	$2,460

Net charge-offs as a percentage of average non-covered loans	1.13%	1.00%	2.05%	0.09%	0.01%

(1) In 2010, we had a reserve of $50,000 for unfunded commitments previously included in the allowance for loan and lease losses.  The reserve for unfunded loan commitments was reclassified to other liabilities.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is well secured.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans is applied against principal until all principal has been repaid.  Thereafter, interest payments are recognized as income until all unpaid interest has been received.  Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a minimum of six months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The allowance for loan and lease losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb potential losses.  All loans are assigned risk ratings, based on an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly and the risk ratings are adjusted when appropriate.  This process allows us to take corrective actions on a timely basis.  Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate the appropriate level of allowance for loan and lease losses.  Management reviewed various factors to develop an aggregate reserve under ASC 450-10 Contingencies (general reserve).The ALLL methodology determines the fair value on impaired loans and utilizes our historical loss experience to project losses in the foreseeable future for performing loans.  See “Asset Quality” below.

This methodology includes an evaluation of loss potential from individual problem credits, as well as anticipated specific and general economic factors that may adversely affect collectability.  This assessment includes a review of changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions that may affect borrowers’ ability to repay, and other factors that may warrant current recognition.  In addition, our internal and external auditors, loan review auditors and various regulatory agencies periodically review the adequacy of the allowance as an integral part of their examination process.  Such agencies may require us to recognize additions or reductions to the allowance based on their judgments of information available at the time of their examination.

Approximately 75-80% of our commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”).  Our lien position on the real estate collateral will vary on a loan by loan basis.  Current appraisals are received when our credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated.  The credit committee and loan officers review loans that are fifteen or more days delinquent and all nonaccrual loans on a periodic basis.  In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly.  The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan.   On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans.  Appraisals used within this evaluation process do not typically age more than two years before a new appraisal is obtained.  For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

These evaluations, however, are inherently subjective as they require material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses in the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.  Pursuant to ASC 450 Contingencies and ASC 310-40 Troubled Debt Restructurings by Creditors impaired loans, consisting of non-accrual and restructured loans, are considered in the methodology for determining the allowance for credit losses.  Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to come from the sale or operation of such collateral.

The following table shows how the allowance for loan and lease losses is allocated among the various loan portfolios that we have outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loan portfolios in each category as well as historical trends.

	December 31,
	2011		2010		2009
	Amount	Percent of Loans in each category to total loans (a)	Amount	Percent of Loans in each category to total loans (a)	Amount	Percent of Loans in each category to total loans
	(dollars in thousands)
Construction	$4,656	31.0%	$2,126	7.7%	$2,349	9.5%
Commercial real estate	7,030	47.1%	6,280	32.7%	4,874	58.0%
Commercial and industrial	1,441	9.6%	1,663	8.7%	1,350	11.0%
Residential real estate	844	5.6%	3,988	7.8%	1,284	19.1%
Consumer and other	77	0.5%	11	0.1%	75	2.4%
Mortgage warehouse	929	6.2%	465	27.7%	—	—%
Manufactured housing	1	0.0%	—	15.3%	—	—%
Unallocated	54	—	596	—	100	—
	$15,032	100.0%	$15,129	100.0%	$10,032	100.0%

	December 31,
	2008		2007
	Amount	Percent of Loans in each category to total loans	Amount	Percent of Loans in each category to total loans
	(dollars in thousands)
Construction	$608	15.8%	$352	16.2%
Commercial real estate	856	53.3%	757	34.2%
Commercial and industrial	532	15.1%	551	20.1%
Residential real estate	696	12.2%	724	27.9%
Consumer and other	32	3.6%	44	1.6%
Mortgage warehouse	—	—	—	—
Manufactured housing	—	—	—	—
Unallocated	152	—	32	—
	$2,876	100.0%	$2,460	100.0%

(a) Total loans include covered and non-covered loans in 2011 and 2010.  No covered loans were held prior to 2010.

ASSET QUALITY

We had impaired loans totaling $57.8 million at December 31, 2011, compared to $44.6 million at December 31, 2010.  Non-accrual non-covered loans totaled $38.9 million at December 31, 2011, up from $22.2 million at December 31, 2010.  We had net charge-offs of $9.5 million in 2011, compared with $5.3 million in 2010.  We had recoveries of $114,000 in 2011, compared with $15,000 in 2010.  There was $7.3 million and $1.9 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at December 31, 2011 and 2010, respectively.

To better understand our asset quality and related reserve adequacy, we break our loan portfolio into two categories; loans that we originated and loans that were acquired.  Management believes that this additional information will allow investors to better understand the risk in our portfolio and the various types of credit reserves that are available to support loan losses in the future.  Originated loans are supported with allowance for loan and lease loss reserves (“ALLL”).  Acquired loans are supported with ALLL, non-accretable difference fair value marks and cash reserves as described below.

Originated Loans

Loans that the Bank has originated totaled $1.19 billion as of December 31, 2011 or about 77% of total loans.  Of these, $141.4 million were loans originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative.  The loans originated prior to September 2009 have $34.6 million of NPAs or 99% of total NPAs for originated loans.  Loans originated after September 2009 which total approximately $1.05 billion, have only $244,000 of NPAs.

The high level of NPLs in the Legacy Loan portfolio (22% NPL / Loans) are supported with $6.0 million of reserves or about 4.4% of total Legacy Loans.  The newly originated portfolio is comprised of $619.3 million of warehouse loans and $175.0 million of mortgages held for sale.  Held for sale loans are carried on our balance sheet at fair value so no ALLL is needed.  Losses in warehouse lending have historically been very low and therefore the ALLL / warehouse loans is 0.15%.  Commercial loans and multifamily loans totaled $237.2 million, which are supported with $2.0 million of ALLL.  Consumer and mortgage loans totaled $21.0 million, which are supported by $170,000 of ALLL.

Loan Type	Total Loan	Current	30-90	Non Accrual 1	Restructured 2	NPL's (1)	OREO	NPA	NPL / Loans	NPA / (Loans
			(a)	(b)	(c)		(d)	(b) +( c)+(d)		+ OREO)
Originated Loans
Legacy	$141,370	$109,075	$1,172	$28,473	$2,650	$31,123	$3,459	$34,582	22.02%	23.88%
Manufactured Originated	$1,311	$1,298	$14	$-	$-	$-	$-	$-	0.00%	0.00%
Warehouse - Repo	$619,318	$619,318	$-	$-	$-	$-	$-	$-	0.00%	0.00%
Warehouse - HFS	$174,999	$174,999	$-	$-	$-	$-	$-	$-	0.00%	0.00%
MultiFamily	$74,930	$74,930	$-	$-	$-	$-	$-	$-	0.00%	0.00%
Commercial Originated Post 09/2009	$162,279	$161,705	$330	$244	$-	$244	$-	$244	0.15%	0.15%
Consumer/ Mortgage Originated Post 09/2009	$19,734	$19,734	$-	$-	$-	$-	$-	$-	0.00%	0.00%
Total Originated Loans	$1,193,941	$1,161,057	$1,516	$28,717	$2,650	$31,367	$3,459	$34,826	2.63%	2.91%

Acquired Loans
Berkshire	$96,801	$85,531	$1,124	$10,146	$-	$10,146	$3,811	$13,956	10.48%	13.87%
Total FDIC - Covered	$138,206	$80,817	$4,769	$52,620	$-	$52,620	$6,165	$58,785	38.07%	40.72%
Total FDIC - Non Covered	$41	$30	$7	$4	$-	$4	$-	$4	10.60%	10.60%
Manufactured Housing 2010	$94,396	$89,963	$3,451	$-	$982	$982	$-	$982	1.04%	1.04%
TAMMAC 2011	$17,673	$8,867	$1,765	$7,040	$-	$7,040	$48	$7,088	39.84%	40.00%
Total Acquired Loans	$347,117	$265,209	$11,116	$69,810	$982	$70,792	$10,023	$80,815	20.39%	22.63%
Unallocated	$29	$29	$-	$-	$-	$-	$-	$-
Subtotal Portfolio	$1,541,087	$1,426,295	$12,633	$98,527	$3,632	$102,159	$13,482	$115,641	6.63%	7.44%

Fair Value/Acquisition Credit Marks/Fasb & Deferred Fees/Expenses	$23,547	$8,957	$143	$14,447	$-	$14,447	$-	$14,447
Total Portfolio	$1,517,540	$1,417,338	$12,490	$84,080	$3,632	$87,712	$13,482	$101,194

(1) Amount is gross of credit mark.

Acquired Loans

As of December 31, 2011, we carried $347.1 million of acquired loans which is 23% of total loans.  When loans are acquired, they are recorded on the balance sheet at fair value.  Acquired loans include purchased portfolios, FDIC failed bank acquisitions and unassisted acquisitions.  As of December 31, 2011, (i) 28% of acquired loans are from the Berkshire Bancorp acquisition, (ii) 40% of acquired loans are from FDIC assisted acquisitions, which have loss share protection and 80% of credit losses are covered by the FDIC, and (iii) 32% of acquired loans were purchased from Tammac which is a consumer finance company.  84% of the loans purchased from Tammac are supported by a $6.5 million cash reserve which is maintained in a demand deposit account at the Bank.  All losses and delinquent interest are covered with this reserve.  We estimate that this cash reserve will be adequate to cover future losses and delinquent interest over the life of the portfolio.

Most of the acquired loans were purchased at a discount.  The price paid factored in management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase.  Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook.  Total NPAs in the acquired portfolio were $80.8 million, or 70% of total NPAs.  Of this total, 73% have FDIC loss share protection (80% FDIC coverage of losses).  At December 31, 2011, the FDIC covered loans had $5.8 million of ALLL and $11.7 million of non-accretable difference fair value marks to support future credit losses.  17% of NPAs are from loans acquired from Berkshire, while 10% are from Tammac acquired loans.

Acquired loans have significantly higher non-performing assets than loans originated after September 2009.  Management acquired these loans with the expectation that losses will be elevated and therefore incorporated that expectation into the price paid.  Management also created a Special Assets group whose sole purpose is to workout these acquired non-performing assets.

Loan Type	Total Loans		Non-Accretable	Cash		Total Credit	Reserves	Reserves
(Dollars in 000's)		ALLL	Difference	Reserve	Other	Reserves	/ Loans	/ NPL
Originated Loans
Legacy	$136,897	$6,018	$-	$-	$-	$6,018	4.40%	19.34%
Manufactured Originated	$1,311	$1	$-	$-	$-	$1	0.10%	0.00%
Warehouse - Repo	$619,318	$929	$-	$-	$-	$929	0.15%	0.00%
Warehouse - HFS	$174,999	$-	$-	$-	$-	$-	0.00%	0.00%
MultiFamily	$74,930	$674	$	$-	$-	$674	0.90%	0.00%
Commercial Originated Post 09/2009	$166,752	$1,343	$-	$-	$-	$1,343	0.81%	550.28%
Consumer/ Mortgage Originated Post 09/2009	$19,734	$170	$-	$-	$-	$170	0.86%	0.00%
Total Originated Loans	$1,193,941	$9,136	$-	$-	$-	$9,136	0.77%	29.13%

Acquired Loans
Berkshire	$96,801	$-	$3,578	$-	$-	$3,578	3.70%	35.27%
Total FDIC - Covered	$138,206	$5,842	$11,703	$-	$-	$17,545	12.69%	33.34%
Total FDIC - Non Covered	$41	$-	$-	$-	$-	$-	0.00%	0.00%
Manufactured Housing 2010	$94,396	$-	$-	$6,534	$-	$6,534	6.92%	665.51%
TAMMAC 2011	$17,673	$-	$8,251	$-	$-	$8,251	46.69%	117.19%
Total Acquired Loans	$347,117	$5,842	$23,532	$6,534	$-	$35,908	10.34%	50.72%
Un- allocated	$-	$54	$-	$-	$-	$54	0.00%	0.00%
Total Portfolio	$1,541,087	$15,032	$23,532	$6,534	$-	$45,098	2.93%	44.14%

Loans not covered under loss sharing arrangements

The tables below set forth non-covered non-performing loans and non-performing assets and asset quality ratios at December 31, 2011, 2010, 2009, 2008 and 2007:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Non-accrual loans	$38,868	$22,274	$10,341	$4,387	$2,058
Loans 90+ days delinquent still accruing	-	5	4,119	1,585	11
Restructured loans	6,269	4,776	4,690	1,203	-
Non-performing non-covered loans	45,137	27,055	19,150	7,175	2,069
OREO	7,316	1,906	1,155	1,519	-
Non-performing non-covered assets	$52,453	$28,961	$20,305	$8,694	$2,069

	December 31,
	2011	2010	2009	2008	2007

Non-accrual non-covered loans to total non-covered loans	3.20%	4.33%	4.49%	1.96%	0.96%
Non-performing non-covered loans to total non-covered loans	3.71%	5.26%	8.32%	3.21%	1.63%
Non-performing non-covered assets to total non-covered assets	2.70%	2.41%	5.81%	3.17%	1.28%
Non-accrual non-covered loans and 90+ days delinquent to total non-covered assets	2.00%	1.97%	4.13%	2.18%	0.76%
Allowance for loan and lease losses to:
Total non-covered loans	1.24%	2.94%	4.36%	1.29%	1.15%
Non-performing non-covered loans	33.30%	55.92%	52.39%	40.08%	118.90%
Non-performing non-covered assets	28.66%	52.24%	49.41%	33.08%	118.90%

The table below sets forth types of non-covered loans that were non-performing at December 31, 2011, 2010, 2009, 2008 and 2007.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Construction	$6,180	$4,673	$2,835	$1,443	$1,469
Residential real estate	3,559	1,793	672	350	-
Commercial real estate	31,486	15,879	14,786	5,232	411
Commercial and industrial	3,872	4,673	721	150	172
Consumer and other	40	5	136	-	17
Total non-performing loans	$45,137	$27,023	$19,150	$7,175	$2,069

We seek to manage credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

Asset quality assurance activities include careful monitoring of borrower payment status and a review of borrower current financial information to ensure financial strength and viability.  We have established credit policies and procedures, seek the consistent application of those policies and procedures across the organization, and adjust policies as appropriate for changes in market conditions and applicable regulations.  The risk elements, which comprise asset quality, include loans past due, non-accrual loans, renegotiated loans, other real estate owned, and loan concentrations.

All loans are assigned risk ratings, based on an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly and the risk ratings are adjusted when appropriate.  This process allows us to take corrective actions on a timely basis.

A regular reporting and review process is in place to provide for proper portfolio oversight and control, and to monitor those loans identified as problem credits by management.  This process is designed to assess our progress in working toward a solution, and to assist in determining an appropriate specific allowance for possible losses.  All loan work out situations involve the active participation of management, and are reported regularly to the Board.

Loan charge-offs are determined on a case-by-case basis.  Loans are generally charged off when principal is likely to be unrecoverable and after appropriate collection steps have been taken.

Loan policies and procedures are reviewed internally for possible revisions and changes on a regular basis.  In addition, these policies and procedures, together with the loan portfolio, are reviewed on a periodic basis by various regulatory agencies and by our internal, external and loan review auditors, as part of their examination and audit procedures.

 Nonperforming loans and assets covered under FDIC Loss Sharing Agreements

The tables below set forth non-accrual covered loans and non-performing covered assets covered under FDIC Loss Sharing Agreements at December 31, 2011 and 2010 (in thousands).

	December 31,
	2011	2010
Non-accrual covered loans	$45,213	$43,454
Covered other real estate owned	6,166	5,342
Total nonperforming covered assets	$51,379	$48,796

The table below sets forth the types of covered loans that were non-performing at December 31, 2011 and 2010 (in thousands).

	December 31,
	2011	2010
Construction	$21,480	$21,781
Residential real estate	5,534	4,017
Commercial real estate	17,666	15,675
Commercial and industrial	378	1,790
Manufactured housing	155	191
Total non-performing covered loans	$45,213	$43,454

FDIC LOSS SHARING RECEIVABLE

As of December 31, 2011, 9.41% of the outstanding principal balance of loans receivable and 45.74% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets.  We estimated the FDIC reimbursement that will result from losses or expenses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  The FDIC loss sharing receivable was approximately $13.1 and $16.7 million as of December 31, 2011 and 2010, respectively.  Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements.  Conversely, if realized losses are less than acquisition date estimates, the FDIC loss sharing receivable will be reduced.  The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of non-performing assets.

PREMISES AND EQUIPMENT AND OTHER ASSETS

Our premises and equipment, net of accumulated depreciation, was $9.4 million and $4.7 million at December 31, 2011 and 2010, respectively.

Our restricted stock holdings at December 31, 2011 and December 31, 2010 were $21.8 million and $4.2 million, respectively.  These consist of stock of the Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Bankers Bank, and are required as part of our relationship with these banks.

We owned BOLI of $29.3 million and $25.6 million at December 31, 2011 and 2010, respectively.  Cash flow from these policies will occur over an extended period of time and flow through non-interest income.  We periodically review the creditworthiness of the insurance companies that have underwritten the policies.  The cash surrender values of the policies appear on our balance sheet and are subject to full regulatory capital requirements.

Other assets increased to $14.1 million at December 31, 2011 from $7.6 million at December 31, 2010.  This increase primarily was the result of an increase in accrued interest receivable as a result of the loans acquired from Berkshire Bancorp and a $4.1 million in deferred tax asset related to the Berkshire Bancorp acquisition.

DEPOSITS

We offer a variety of deposit accounts, including checking, savings, money market and time deposits.  Deposits are obtained primarily from our service area.  Total deposits grew to $1.58 billion at December 31, 2011, an increase of $337.5 million, or 27%, from $1.25 billion at December 31, 2010, primarily from deposits acquired from the Berkshire Bancorp acquisition and strong money market deposit initiation in the second half of 2011.  We introduced many new initiatives to increase our deposits that continued through 2011.  Sales management practices were introduced along with new marketing and pricing strategies.

The components of deposits were as follows at the dates indicated:

	December 31,
	2011	2010
	(in thousands)
Demand, non-interest bearing	$114,044	$72,268
Demand, interest bearing	739,463	387,013
Savings	16,922	17,649
Time, $100,000 and over	408,853	434,453
Time, other	303,907	334,307
Total deposits	$1,583,189	$1,245,690

Total time deposits decreased $56.0 million, or 7.3%, to $712.8 million at December 31, 2011 compared to $768.8 million at December 31, 2010.  Time deposits of $100,000 or more were $408.9 million at December 31, 2011 compared to $434.5 million at December 31, 2010, a decrease of $25.6 million or 5.9%.  We had no brokered deposits at December 31, 2011 compared to $46.0 million at December 31, 2010.  During this period, non-interest bearing demand deposits increased $41.7 million, or 57.8%, to $114.0 million from $72.3 million.  Interest bearing demand deposits increased $352.5 million, or 91.1%, to $739.5 million from $387.0 million.  The majority of this increase was in money market accounts that increased to $702.4 million at December 31, 2011 from $373.6 million at December 31, 2010.  Savings deposit accounts decreased $727,000, or 4.2%, to $16.9 million at December 31, 2011 from $17.6 million.

At December 31, 2011, the scheduled maturities of time deposits greater than $100,000 are as follows (in thousands):

3 months or less	$62,743
Over 3 through 6 months	56,604
Over 6 through 12 months	144,765
Over 12 months	144,741
$408,853

OTHER BORROWINGS

Borrowed funds from various sources are generally used to supplement deposit growth.  There were $5 million and $0 of Federal funds purchased as of December 31, 2011 and 2010, respectively.  Federal funds typically mature in one day.  An increase in mortgage warehouse funding has increased the need for us to borrow overnight funds.  FHLB overnight advances totaled $320.0 million and $0 as of December 31, 2011 and 2010, respectively.  We also had contractual maturities of fixed rate long-term advances as noted below as of December 31, 2011 and 2010 (in thousands):

	2011		2010
	Amount	Rate	Amount	Rate
2013	$1,000	3.73%	$1,000	3.73%
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31
	$11,000		$11,000

SUBORDINATED DEBT

In June 2004, we issued $2.0 million in floating rate subordinated debt that matures on July 23, 2014.  The quarterly interest rate at December 31, 2011 was 3.17%.  Currently, 40% of this subordinated debt is included in Customers Bank and Customers Bancorp’s Tier II regulatory capital requirement.

We issued a subordinated term note during the fourth quarter of 2008.  The note was issued for $1.0 million at a fixed interest rate of 7.50% per annum.  Quarterly interest payments are made on this note in January, April, July and October.  The note was converted to common stock in the third quarter of 2009 due to a significant change in our board of directors, which triggered a change in control event.

PREFERRED STOCK

As part of the Berkshire Bancorp acquisition in September 2011, we exchanged outstanding Berkshire TARP Shares Series A and Series B preferred shares for 2,892 shares of the Series A Shares of Customers Bancorp, having a liquidation preference of $1,000 per share, and 145 shares of the Series B Shares of Customers Bancorp, also having a liquidation preference of $1,000 per shares. On December 28, 2011, we repurchased these preferred shares from the U.S. Treasury for $3.0 million.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $147.7 million at December 31, 2011 from $105.1 million at December 31, 2010.  The increase primarily was due to capital raises totaling $28.5 million in 2011, the net effect of the Berkshire Bancorp acquisition of $11.3 million, offset by the repurchase of $3.0 million in TARP-related preferred stock.  For additional details relating to changes in our shareholders’ equity, refer to the Statements of Changes in Shareholders’ Equity and Note 10 – Shareholders’ Equity presented in Part II, Item 8. Financial Statements and Supplementary Data.

PRIVATE OFFERINGS OF COMMON STOCK

Since January 1, 2009, we raised approximately $106.3 million of capital, net of offering costs, through several private offerings of our securities.  In the aggregate, we issued 6,644,047 shares of Voting Common Stock and 3,090,076 shares of Class B Non-Voting Common Stock pursuant to these private offerings.  Several of the investors in these offering were deemed “lead investors,” which entitled them to certain registration rights, pre-emptive rights and anti-dilution rights. In addition, as part of the private offerings, the lead investors, along with certain other investors received anti-dilution agreements providing them with protection from dilution until March 31, 2011.  Except as noted below with respect to the September, 30, 2011 private placement, all of these contractual rights acquired by these investors have expired or we have performed our required obligations, and these rights are no longer in force or effect. In addition, some of these purchasers also received warrants in connection with their investment in us.

In connection with a private placement sale of 419,000 shares of Voting Common Stock and 565,848 shares of Class B Non-Voting Common Stock to an accredited investor on September 30, 2011, we granted this investor with piggyback registration rights entitling such investor to register all of his registrable securities as part of any public offering of common stock by Customers Bancorp.

We have also changed our capital structure since 2009 pursuant to certain private exchange transactions.  In addition to the exchange described above under “Preferred Stock,”  in conjunction with our 2009 private offering, in July 2009 all shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock issued in the 2009 private offering were exchanged for 59,388 shares of our Voting Common Stock at an average per share price of $16.50 per share, and 8,167 warrants to purchase our Voting Common Stock at an exercise price of $16.50 per share.  We also anticipate that from time to time we may offer to convert the Class B Non-Voting Stock into Voting Common Stock on a one-to-one basis; provided, however, this conversion would be only be to the extent the holder would not own greater than 4.9% of our outstanding Voting Common Stock after conversion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  Ensuring adequate liquidity is an objective of the Asset/Liability Management process.  We coordinate our management of liquidity with our interest rate sensitivity and capital position.  We strive to maintain a strong liquidity position.

Our investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding.  Our principal sources of funds are proceeds from stock issuance, deposits, principal and interest payments on loans, and other funds from operations.  We also maintain borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  As of December 31, 2011, our borrowing capacity with the Federal Home Loan Bank was $571.3 million of which $320 million was used in short-term borrowings.  As of December 31, 2011, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $72 million.

Our operating activities provided $29.9 million and used $221.5 million for the years ended December 31, 2011 and 2010, respectively.

Investing activities used $760.5 million and $348.8 million for the years ended December 31, 2011 and 2010, respectively.  This increase was primarily due to the higher volume of investment securities transactions and an increase in loan activity, primarily mortgage warehouse loans, in 2011 compared to 2010.

Financing activities provided $565.4 million and $740.2 million for the years ended December 31, 2011 and 2010, respectively.  The decrease was primarily due to increased growth of deposits of $215.2 million in addition to an increase in short-term borrowed funds of $325.0 million in 2011.

Overall, based on our core deposit base and available sources of borrowed funds, management believes that we have adequate resources to meet our short-term and long-term cash requirements within the foreseeable future.

CAPITAL ADEQUACY

The Board of Governors of the Federal Reserve System has adopted risk-based capital and leverage ratio requirements for bank holding companies like Customers Bancorp and banks like Customers Bank that are members of the Federal Reserve System.  The Pennsylvania Department of Banking also sets minimum capital requirements.  At December 31, 2011 and 2010, Customers Bancorp met each of its minimum capital requirements.  Management believes that we would be deemed “well capitalized” for regulatory purposes as of December 31, 2011 and 2010.  Banking regulators have discretion to establish an institution’s classification based on other factors, in addition to the institution’s numeric capital levels.

Management is not aware of any developments that have occurred and that could, or would be reasonably likely to, cause our classification to be reduced below a level of “well capitalized” for regulatory purposes.  Our capital classification is determined pursuant to “prompt corrective action” regulations, and to determine levels of deposit insurance assessments, and may not constitute an accurate representation of our overall financial condition or prospects.  The following table summarizes the required capital ratios and the corresponding regulatory capital positions of Customers Bancorp and Customers Bank for the periods or dates indicated:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2011:
Total capital (to risk weighted assets)
Customers Bancorp	$162,228	11.43%	$113,504	>	8.0%	N/A		N/A
Customers Bank	$157,228	11.08%	$113,504	>	8.0%	$141,880	>	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp	$146,395	10.32%	$56,752	>	4.0%	N/A		N/A
Customers Bank	$141,395	9.97%	$56,752	>	4.0%	$85,128	>	6.0%

Tier 1 capital (to average assets)
Customers Bancorp	$146,395	7.59%	$77,166	>	4.0%	N/A		N/A
Customers Bank	$141,395	7.33%	$77,166	>	4.0%	$96,457	>	5.0%

As of December 31, 2010:
Total capital (to risk weighted assets)	$115,147	21.1%	$43,571	>	8.0%	$53,464	>	10.0%

Tier 1 capital (to risk weighted assets)	$107,036	19.7%	$21,557	>	4.0%	$32,335	>	6.0%

Tier 1 capital (to average assets)	$107,036	8.7%	$49,397	>	4.0%	$61,747	>	5.0%

As our assets grow, our capital ratios decrease.  In general, in the past few years, balance sheet growth has been offset by earnings and increases in capital from sales of common stock and growth of the allowance for loan and lease losses.

We do not presently have any commitments for significant capital expenditures.  We are unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

The maintenance of appropriate levels of capital is an important objective of our Asset and Liability Management process.  Through our initial capitalization and our subsequent offerings, we believe we have continued to maintain a strong capital position.  Management also believes that, under current requirements and regulations, we will meet our minimum capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments and other commitments with off-balance sheet risks.  Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.

With commitments to extend credit, our exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  Since they involve credit risk similar to extending a loan, they are subject to our Credit Policy and other underwriting standards.

As of December 31, 2011 and December 31, 2010, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2011	2010
	(in thousands)
Commitments to fund loans	$106,227	$23,446
Unfunded commitments to fund mortgage warehouse loans	294,681	221,706
Unfunded commitments under lines of credit	66,936	42,840
Letters of credit	1,374	1,085

Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit are agreements to extend credit to or for the benefit of a customer in the ordinary course of our business.

Commitments to fund loans and unfunded commitments under lines of credit may be obligations of ours as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if we deem it necessary upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Mortgage warehouse loan commitments are agreements to purchase mortgage loans from mortgage bankers that agree to purchase the loans back in a short period of time or to sell to third party mortgage originators.  These commitments generally fluctuate monthly as existing loans are repurchased by the mortgage bankers and new loans are purchased by us.

Outstanding letters of credit written are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Letters of credit may obligate us to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011.  Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)
			After one	After three
			but within	but within
	Total	Within one year	three years	five years	More than 5 years

Operating leases	$10,568	$1,859	$3,289	$1,985	$3,435
Benefit plan commitments	4,500	-	-	300	4,200
Contractual maturities on time deposits	712,760	495,444	98,049	119,065	202
Subordinated notes and the interest expense (1)	2,174	63	2,111	-	-
Loan commitments	467,844	456,701	1,181	695	9,267
Long term debt	11,000	-	1,000	-	10,000
Interest on long term debt	2,030	357	656	639	378
Standby letters of credit	1,374	1,374	-	-	-
Total	$1,212,250	$955,798	$106,286	$122,684	$27,482

(1) Includes interest on long-term debt and subordinated debentures at a weighted rate of 3.24% and 3.17%, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

For information about the impact that recently adopted or issued accounting guidance will have on us, refer to Note 3 – Significant Accounting Policies to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The largest component of our net income is net interest income, and the majority of our financial instruments are interest rate sensitive assets and liabilities with various terms and maturities.  One of the primary objectives of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  Our Asset/Liability Committee actively seeks to monitor and control the mix of interest rate sensitive assets and interest rate sensitive liabilities.

We use two complementary methods to analyze and measure interest rate sensitivity as part of the overall management of interest rate risk.  They are income simulation modeling and estimates of economic value of equity.  The combination of these two methods provides a reasonably comprehensive summary of the levels of interest rate risk of our exposure to time factors and changes in interest rate environments.

Income simulation modeling is used to measure our interest rate sensitivity and manage our interest rate risk.  Income simulation considers not only the impact of changing market interest rates upon forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

Through the use of income simulation modeling, we have estimated the net interest income for the year ending December 31, 2011, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2011.  We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”).  Rate shocks assume that all interest rates increase or decrease immediately.  The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2011, resulting from changes in interest rates.

Net change in net interest income
Rate Shocks	% Change
Up 3%	4.4%
Up 2%	5.2%
Up 1%	3.3%
Down 1%	(4.9)%
Down 2%	(9.7)%
Down 3%	(13.51)%

The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.

Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows.  Discount rates are based upon market prices for comparable assets and liabilities.  Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment.  This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet.  The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2011, resulting from shocks to interest rates.

Percent Change Economic Value of Equity
Rate Shocks	From base	EVE assets capital (a)

Up 3%	(18.5)%	(16.5)%
Up 2%	(5.4)%	(4.8)%
Up 1%	(2.6)%	2.3%
Down 1%	(13.9)%	(12.5)%
Down 2%	(17.9)%	(16.1)%
Down 3%	(15.4)%	(13.8)%

(a) Capital defined as Tier 1 plus Tier 2 Capital as calculated under regulatory guidelines.

The percent changes of EVE with the exception of the “down 1%” and “down 2%” rate shocks are all within our interest risk policy guidelines.  While the percent changes of EVE in the “down 1%” and “down 2%” rate shock scenarios are slightly outside our guidelines, management does not believe these scenarios are likely given the current interest rate environment.

The matching of assets and liabilities may also be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring a bank’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2011, that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual rate adjustments on adjustable rate loans.

	At December 31, 2011
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	over 5 years	Total
	(dollars in thousands)
Interest earning deposits and federal funds sold	$65,805	$-	$-	$-	$-	$5,400	$71,205
Investment securities	26,037	25,356	54,621	97,087	157,339	56,903	417,343
Loans receivable (a)	986,072	35,904	61,315	93,464	169,266	183,786	1,529,807
Total interest earning assets	1,077,914	61,260	115,936	190,551	326,605	246,089	2,018,355
Non interest earning assets	-	-	-	-	-	60,724	60,724
Total assets	$1,077,914	$61,260	$115,936	$190,551	$326,605	$306,813	$2,079,079
Other interest bearing deposits	$702,419	$-	$-	$-	$-	$53,967	$756,386
Time deposits	125,615	108,573	271,213	74,806	132,084	608	712,899
Other borrowings	325,000	-	-	1,000	-	10,000	336,000
Subordinated debt	2,000	-	-	-	-	-	2,000
Total interest bearing liabilities	1,155,034	108,573	271,213	75,806	132,084	64,575	1,807,285
Non interest bearing liabilities	-	-	-	-	-	125,659	125,659
Shareholders’ equity	-	-	-	-	-	146,135	146,135
Total liabilities and equity	$1,155,034	$108,573	$271,213	$75,806	$132,084	$336,369	$2,079,079
Interest sensitivity gap	$(77,120)	$(47,313)	$(155,277)	$114,745	$194,521	$(29,556)
Cumulative interest sensitivity gap	$-	$(124,433)	$(279,710)	$(164,965)	$29,556	-
Cumulative interest sensitivity gap to total assets	(3.7)%	(6.0)%	(13.5)%	(7.9)%	1.4%	0.0%
Cumulative interest earning assets to cumulative interest bearing liabilities	93.3%	90.2%	81.8%	89.8%	101.7%	100%

(a) Including loans held for sale

As shown above, we have a negative cumulative gap (cumulative interest sensitive assets are lower than cumulative interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to a decrease in net interest income and a decrease in rates may lead to an increase in net interest income.  Interest rate sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities.  Thus indications based on a negative or positive gap position needs to be analyzed in conjunction with other interest rate risk management tools.

Management believes that the assumptions and combination of methods utilized in evaluating estimated net interest income are reasonable.  However, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from the assumptions used in the model.

Item 8.  Financial Statements and Supplementary Data

Financial Statements for the three years ended
December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Customers Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and subsidiary (the “Bancorp”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Bancorp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bancorp’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Lancaster, Pennsylvania
March 20, 2012

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

December 31,	2011	2010
ASSETS
Cash and due from banks	$7,765	$6,396
Interest earning deposits	65,805	225,635
Federal funds sold	—	6,693
Cash and cash equivalents	73,570	238,724
Investment securities available for sale, at fair value	79,137	205,828
Investment securities, held-to-maturity (fair value 2011 $330,809; 2010 $0)	319,547	—
Loans held for sale	174,999	199,970
Loans receivable not covered by Loss Sharing Agreements with the FDIC	1,216,265	514,087
Loans receivable covered under Loss Sharing Agreements with the FDIC	126,276	164,885
Less: Allowance for loan and lease losses	(15,032)	(15,129)
Total loans receivable, net	1,327,509	663,843
FDIC loss sharing receivable	13,077	16,702
Bank premises and equipment, net	9,420	4,700
Bank owned life insurance	29,268	25,649
Other real estate owned (2011 $6,166; 2010 $5,342 covered under Loss Sharing Agreements with the FDIC)	13,482	7,248
Goodwill	1,598	—
Restricted stock	21,818	4,169
Accrued interest receivable and other assets	14,107	7,574
Total assets	$2,077,532	$1,374,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$114,044	$72,268
Interest bearing	1,469,145	1,173,422
Total deposits	1,583,189	1,245,690
Federal funds purchased	5,000	—
Other borrowings	331,000	11,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	8,595	10,577
Total liabilities	1,929,784	1,269,267

Commitments and contingencies (Notes 15 and 19)

Shareholders’ equity:
Preferred stock, par value $1,000 per share; 100,000,000 shares authorized; none issued	—	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; shares issued 11,395,302 and 11,347,683 outstanding at December 31, 2011, and 8,398,015 issued and outstanding at December 31, 2010	11,395	8,398
Additional paid in capital	122,602	88,132
Retained earnings	14,496	10,506
Accumulated other comprehensive loss	(245)	(1,896)
Less: cost of treasury stock, 47,619 and 0 shares at December 31, 2011 and 2010	(500)	—
Total shareholders’ equity	147,748	105,140
Total liabilities and shareholders’ equity	$2,077,532	$1,374,407

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

Years Ended December 31,

Interest income:	2011	2010	2009
Loans receivable, including fees	$46,682	$29,021	$12,142
Investment securities, taxable	14,064	1,382	1,140
Investment securities, non-taxable	86	110	191
Other	607	394	13
Total interest income	61,439	30,907	13,486

Interest expense:
Deposits	21,861	11,112	5,729
Borrowed funds	536	366	461
Subordinated debt	66	68	146
Total interest expense	22,463	11,546	6,336
Net interest income	38,976	19,361	7,150
Provision for loan losses	9,450	10,397	11,778
Net interest income (loss) after provision for loan losses	29,526	8,964	(4,628)
Non-interest income:
Service fees	698	643	458
Mortgage warehouse transactional fees	5,581	2,631	70
Bank owned life insurance	1,404	228	229
Gains on sales of investment securities	2,731	1,114	236
Gains on sales of SBA loans	329	98	—
Impairment charges on investment securities	—	—	(15)
Bargain purchase gains on bank acquisitions	—	40,254	—
Accretion of FDIC loss sharing receivable	1,955	—	—
Gain (loss) on sale of OREO	367	(67)	(31)
Other	587	702	96
Total non-interest income	13,652	45,603	1,043

Non-interest expense:
Salaries and employee benefits	16,718	14,031	4,267
Occupancy	3,242	1,897	1,261
Technology, communication and bank operations	3,169	2,431	1,000
Advertising and promotion	994	1,007	191
Professional services	4,837	2,833	510
FDIC assessments, taxes, and regulatory fees	2,366	1,613	892
Loan workout and other real estate owned	1,988	682	531
Impairment and losses on other real estate owned	576	635	350
Merger related expenses	531	—	—
Other	2,888	972	648
Total non-interest expense	37,309	26,101	9,650
Income (loss) before tax expense	5,869	28,466	(13,235)
Income tax expense	1,835	4,731	—
Net income (loss)	4,034	23,735	(13,235)
Dividends on preferred stock	44	—	—
Net income (loss) available to common shareholders	$3,990	$23,735	$(13,235)
Basic income (loss) per share	$0.40	$3.78	$(10.98)
Diluted income (loss) per share	$0.39	$3.69	$(10.98)

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except share and per share data)

	Shares of preferred stock	Shares of common stock	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury Stock	Total
Balance, January 1, 2009	—	673,694	$980	$674	$15,440	$10	$(255)	—	$16,849
Comprehensive loss:
Net loss	—	—	—	—	—	(13,235)	—	—	(13,235)
Change in net unrealized losses on investment securities available for sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	222	—	222
Total comprehensive loss	—	—	—	—	—	—	—	—	(13,013)
Dividends paid on preferred stock Series A	—	—	—	—	—	(4)	—	—	(4)
Preferred stock Series A exchanged for common stock	—	59,388	(980)	59	921	—	—	—	—
Subordinated debt converted to common stock	—	71,073	—	71	929	—	—	—	1,000
Common stock shares issued	—	1,036,748	—	1,037	15,634	—	—	—	16,671

Balance, December 31, 2009	—	1,840,903	—	1,841	32,924	(13,229)	(33)		21,503
Comprehensive income:
Net income	—	—	—	—	—	23,735	—	—	23,735
Change in net unrealized losses on investment securities available for sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(1,863)	—	(1,863)
Total comprehensive income	—	—	—	—	—	—	—	—	21,872
Stock-based compensation expense	—	—	—	—	2,041	—	—	—	2,041
Common stock issued, net of costs	—	6,323,779	—	6,324	52,700	—	—	—	59,024
Shares issued under the management stock purchase plan	—	233,333	—	233	467	—	—	—	700

Balance, December 31, 2010	—	8,398,015	—	8,398	88,132	10,506	(1,896)	—	105,140
Comprehensive income:
Net income	—	—	—	—	—	4,034	—	—	4,034
Change in net unrealized losses on investment securities available for sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	1,651	—	1,651
Total comprehensive income	—	—	—	—	—	—	—	—	5,685
Stock-based compensation expense	—	—	—	—	704	—	—	—	704
Common stock issued, net of costs	—	2,373,601	—	2,374	26,152	—	—	—	28,526
Shares issued in the acquisition of Berkshire Bancorp, Inc.	3,037	623,686	3,037	623	7,614	—	—	—	11,274

Repurchase of preferred stock	(3,037)	—	(3,037)	—	—	—	—	—	(3,037)
Repurchase of 47,619 shares at a cost of $10.50 per share	—	(47,619)	—	—	—	—	—	(500)	(500)
Dividends preferred stock	—	—	—	—	—	(44)	—	—	(44)

Balance, December 31, 2011	—	11,347,683	$—	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

For Years Ended December 31,	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$4,034	$23,735	$(13,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	9,450	10,397	11,778
Provision for depreciation and amortization	1,375	840	726
Stock based compensation	704	2,041	-
Bargain purchase gain on bank acquisitions	-	(40,254)	-
Deferred income tax expense (benefit)	(2,728)	1,817	(394)
Net amortization of investment securities premiums and discounts	(143)	(133)	184
Gain on sale of investment securities	(2,731)	(1,114)	(236)
Gain on sale of loans	(329)	(98)	-
Origination of loans held for sale	(2,243,122)	(199,970)	-
Proceeds from the sale of loans held for sale	2,268,340	-	-
Impairment charges on investment securities	-	-	15
Increase in FDIC loss sharing receivable	(3,920)	(520)	-
Amortization (accretion) of fair value discounts	280	(417)	-
(Gain) loss on sales of other real estate owned	(367)	67	31
Impairment charges on other real estate owned	576	635	350
Earnings on investment in bank owned life insurance	(1,404)	(228)	(229)
Decrease (increase) in accrued interest receivable and other assets	2,257	(11,417)	(1,868)
Increase (decrease) in accrued interest payable and other liabilities	(2,369)	(6,927)	450
Net Cash Provided by (Used in) Operating Activities	29,903	(221,546)	(2,428)
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(72,932)	(303,681)	(34,489)
Purchases of investment securities held to maturity	(397,482)	-	-
Proceeds from maturities, calls and principal repayments on investment securities available for sale	22,137	8,175	8,425
Proceeds from maturities and principal repayments on investment securities held to maturity	78,049	-	39
Proceeds from sales of investment securities available for sale	182,743	154,287	11,816
Sales of investment securities held to maturity	-	-	2,263
Net increase in loans	(581,339)	(175,183)	(14,507)
Purchase of loan portfolio	(10,000)	(94,632)	-
Proceeds on sale of SBA loans	5,172	1,465	-
Proceeds from (purchases of) bank owned life insurance	273	(20,466)	-
Purchase of restricted stock	(16,702)	(2,143)	-
Proceeds and acquired cash in FDIC assisted transactions	-	72,931	-
Reimbursements from the FDIC on Loss Sharing Agreements	7,545	11,115	-
Purchases of bank premises and equipment	(2,721)	(3,287)	(430)
Cash proceeds from acquisitions	19,207	-	-
Proceeds from sales of other real estate owned	5,572	2,633	3,071
Net Cash Used in Investing Activities	(760,478)	(348,786)	(23,812)
Cash Flows from Financing Activities
Net increase in deposits	215,495	680,525	76,085
Net increase (decrease) in short-term borrowed funds	325,000	-	(4,000)
Payment of TARP preferred stock dividends	(44)	-	-
Purchase of treasury stock	(500)	-	-
Repayment of TARP	(3,056)	-	-
Proceeds from issuance of common stock	28,526	59,724	16,671
Dividends on preferred stock	-	-	(4)
Net Cash Provided by Financing Activities	565,421	740,249	88,752
Net Increase (Decrease) in Cash and Cash Equivalents	(165,154)	169,917	62,512
Cash and Cash Equivalents — Beginning	238,724	68,807	6,295
Cash and Cash Equivalents — Ending	$73,570	$238,724	$68,807

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands, except per share data)

For Years Ended December 31,	2011	2010	2009

Supplementary Cash Flows Information
Interest paid	$22,642	$10,241	$5,030
Income taxes (refund) paid	2,816	-	(165)

Non cash items:
Transfer of loans to other real estate owned	$8,630	4,786	3,088
Issuance of common stock related to the merger	624	-	-
Exchange of preferred shares to common stock	-	-	980
Conversion of subordinated term note to common stock	-	-	1,000

Acquisitions:
Assets acquired	$132,512	$285,605	$-
Liabilities assumed	122,836	264,842	-

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank”) into a bank holding company structure.  The reorganization was completed on September 17, 2011.   Any financial information for periods prior to September 17, 2011 contained herein reflects those of Customers Bank as the predecessor entity. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Customers Bancorp, Inc., and its wholly-owned subsidiary, Customers Bank, serve residences and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, and Delaware Counties), Rye, New York (Westchester County) and Hamilton, New Jersey (Mercer County). On September 17, 2011, Customers Bancorp, Inc. purchased Berkshire Bancorp, Inc.  In 2010, Customers Bank acquired two banks, USA Bank and ISN Bank (the Acquired Banks), in FDIC assisted transactions that expanded its footprint into central New Jersey and southeast New York.  Customers Bancorp, Inc. has 14 branches and provides commercial banking products, primarily loans and deposits.  The Bancorp also provides liquidity to mortgage market originators nationwide through its mortgage warehouse division.  Customers Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Reserve Bank and is periodically examined by those regulatory authorities.  Customers Bank changed its name from New Century Bank in 2010.

Certain amounts reported in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications did not significantly impact Bancorp’s financial position or results of operations.

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY

Reorganization into Customers Bancorp, Inc.

The Bancorp and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for shares of common stock and Class B Non-Voting common stock of the Company. The Bank became a wholly-owned subsidiary of the Bancorp (the “Reorganization”).  The Bancorp is authorized to issue up to 100,000,000 shares of common stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.  All share and per share information has been retrospectively restated to reflect the Reorganization, including the three-for-one consideration used in the Reorganization.

In the Reorganization, the Bank’s issued and outstanding shares of common stock of 22,525,825 shares and Class B Non-Voting common stock of 6,834,895 shares converted into 7,508,473 shares of the Bancorp’s common stock and 2,278,294 shares of the Bancorp’s Class B Non-Voting common stock.  Cash was paid in lieu of fractional shares.  Outstanding warrants to purchase 1,410,732 shares of the Bank’s common stock with a weighted-average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting common stock with a weighted-average exercise price of $3.50 per share were converted into warrants to purchase 470,260 shares of the Bancorp’s common stock with a weighted-average exercise price of $10.64 per share and warrants to purchase 81,036 shares of the Bancorp’s Class B Non-Voting common stock with a weighted-average exercise price of $10.50 per share.  Outstanding stock options to purchase 2,572,404 shares of the Bank’s common stock with a weighted- average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting common stock with a weighted-average exercise price of $4.00 per share were converted into stock options to purchase 855,774 shares of the Bancorp’s common stock with a weighted-average exercise price of $10.49 per share and stock options to purchase 77,166 shares of the Bancorp’s Class B Non-Voting common stock with a weighted-average exercise price of $12.00 per share.

Berkshire Bancorp Acquisition

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. (“BBI”) and its subsidiary, Berkshire Bank (collectively, “Berkshire”).  Berkshire Bank merged with and into the Bank immediately following the acquisition.   BBI served Berks County, Pennsylvania through the five branches of its subsidiary, Berkshire Bank.  Under the terms of the merger agreement, each outstanding share of BBI common stock (a total of 4,067,729) was exchanged for 0.1534 shares of the Bancorp’s common stock, resulting in the issuance of 623,686 shares of the Bancorp’s common stock.  Cash was paid in lieu of fractional shares.  The most recent price for the sale of Customers Bancorp, Inc. common stock, $13.20, was used to determine the fair value of the Bancorp stock issued.  The total purchase price was approximately $11,274.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

The table below illustrates the calculation of the consideration effectively transferred.

Reconcilement of Pro Forma Shares Outstanding
Berkshire shares outstanding	4,067,729
Exchange ratio	0.1534
Bancorp shares to be issued to Berkshire	623,686
Customers shares outstanding	9,786,765
Pro Forma Customers shares outstanding	10,410,755
Percentage ownership for Customers	94.01%
Percentage ownership for Berkshire	5.99%

In addition, Bancorp exchanged each share of BBI’s shares of Series A Preferred Securities and Series B Preferred Shares to the U.S. Treasury for one share of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock for the total issuance of 2,892 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and 145 shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) with a par value of $1.00 per share and a liquidation value of $1,000 per share.  Cumulative dividends on the Series A Preferred Stock are 5% per year and Series B Preferred Stock are 9%. Upon the exchange of the Series A and B preferred shares, the Bancorp paid to the Treasury $218 of cumulative dividends which were previously unpaid.

As a result of the Berkshire Merger, the Bancorp recognized assets acquired and liabilities assumed at the acquisition date (September 17, 2011) fair values presented below.

Total purchase price		$11,274

Net Assets Acquired:
Cash	19,207
Restricted investments	947
Loans	98,387
Accrued interest receivable	276
Premises and equipment, net	3,374
Deferred tax assets	4,111
Other assets	6,210
Time deposits	(45,721)
Deposits other than time deposits	(76,145)
Accrued interest payable	(48)
Other liabilities	(922)
		9,676
Goodwill resulting from Berkshire Merger		$1,598

In addition, 774,571 warrants to purchase shares of BBI common stock were converted into warrants to purchase 118,853 shares of the Bancorp’s common stock with an exercise price ranging from $21.38 to $68.82 per share.  The warrants were extended for a five year period and will expire on September 17, 2016.

BBI’s operating results are included in the Bancorp’s financial results from the date of acquisition, September 17, 2011 through December 31, 2011.   BBI had total assets of approximately $134,110 including total loans of $98,387 and goodwill of $1,598, with total liabilities of approximately $122,836, including total deposits of $121,866 on September 17, 2011.  The assets acquired and liabilities assumed from Berkshire are recorded at their fair value.  The fair value adjustments made to the assets and liabilities are preliminary estimates and are subject to change as further data is analyzed to complete the valuation based upon information available at the closing date.  As of December 31, 2011, there were no adjustments to fair value.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 2 – ACQUISITION ACTIVITY (continued)

FDIC Assisted Acquisitions

On July 9, 2010, Customers Bank acquired certain assets and assumed certain liabilities of USA Bank from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC-assisted transaction (the “USA Bank acquisition”). USA Bank was headquartered in Port Chester, New York and operated one branch.   On September 17, 2010, Customers Bank acquired certain assets and assumed certain liabilities of ISN Bank from the FDIC in an FDIC-assisted transaction (the “ISN Bank acquisition”). ISN Bank was headquartered in Cherry Hill, New Jersey and operated one branch.   The acquisitions were accounted for under the acquisition method of accounting in accordance with ASC Topic 805 Business Combinations. The purchased assets and assumed liabilities were recorded at their acquisition date fair values.

As part of the Purchase and Assumption Agreement entered into by Customers Bank with the FDIC (the “Agreement”) in connection with the USA Bank and ISN Bank acquisitions, Customers Bank entered into Loss Sharing Agreements, pursuant to which the FDIC will cover a substantial portion of any future losses on the acquired loans.  Excluding certain consumer loans, the loans and other real estate owned acquired are covered by a loss share agreement between Customers Bank and the FDIC which affords Customers Bank protection against future losses. Under the Agreement, the FDIC will cover 80% of losses on the disposition of the loans and OREO covered under the Agreements (collectively, the Covered Assets). The term for loss sharing and Customers Bank reimbursement to the FDIC is five years for non-single family loans and ten years for single family loans. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the provisions of the loss share agreement. Customers Bank has recorded an aggregate receivable from the FDIC of $28,337 for the USA Bank and ISN Bank acquisitions which represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to Customers Bank.

The Agreement with the FDIC for each acquisition provided Customers Bank with an option to purchase at appraised value the premises, furniture, fixtures, and equipment of each bank and assume the leases associated with these offices. Customers Bank exercised the option to purchase the assets of USA Bank during the third quarter of 2010.  Customers Bank did not exercise the option to purchase the assets of ISN Bank.  Customers Bank received approval from the FDIC and moved the deposit relationships to its Hamilton, New Jersey branch on January 18, 2011.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table. Cash received from the FDIC was included in the fair value adjustments to arrive at the total assets acquired. Because the consideration paid to the FDIC was less than the net fair value of the acquired assets and assumed liabilities, the Bank recorded bargain purchase gains as part of the acquisitions.

A summary of the net assets acquired and the fair value adjustments for USA Bank as of July 9, 2010 and ISN Bank as of September 17, 2010 resulting in a bargain purchase gain as follows:

Cost basis of assets acquired in excess of liabilities assumed	$20,586
Cash payments received from the FDIC	31,519
Net assets acquired before fair value adjustments	52,105
Fair value adjustments:
Loans receivable	(35,733)
FDIC loss share receivable	28,337
Other real estate owned	(4,261)
Bank premises and equipment and repossessed assets	(194)
Total fair value adjustments	(11,851)

Pre-tax gain on the acquisition	40,254
Income taxes	(13,109)

Gain on the acquisition of the Acquired Banks, net of taxes	$27,145

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 2 – ACQUISITION ACTIVITY (continued)

The net after-tax gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed, and is influenced significantly by the FDIC-assisted transaction process.  As indicated in the preceding table, net assets of $20,586 (i.e., the cost basis) were transferred to Customers Bank in the USA Bank and ISN Bank acquisitions and the FDIC made cash payments to the Bank totaling $31,519.

In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change.

The following table sets forth the assets acquired and liabilities assumed, at the estimated fair value, in the USA Bank and ISN Bank acquisitions:

	USA Bank July 9, 2010	ISN Bank September 17, 2010
Assets Acquired
Cash and cash equivalents, including federal funds sold	$54,140	$18,791
Investment securities	15,330	6,181
Loans receivable – covered under FDIC loss sharing	123,312	51,348
Loans receivable – not covered under FDIC loss sharing	1,414	26
Total loans receivable	124,726	51,374
Other real estate owned	3,406	1,234
FDIC loss sharing receivable	22,728	5,609
Other assets	785	713

Total assets acquired	221,115	83,902
Liabilities Assumed
Deposits
Non-interest bearing	7,584	972
Interest bearing	171,764	70,919
Total deposits	179,348	71,891
Deferred income tax liability	9,390	3,719
Other liabilities	13,370	154
Total liabilities assumed	202,108	75,764
Net Assets Acquired	$19,007	$8,138

In accordance with the guidance provided in SEC Staff Accounting Bulletin Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1: K”) and a request for relief granted by the SEC, historical financial information of USA Bank and ISN Bank has been omitted from the financial statements. Relief is provided for acquisitions of troubled institutions, including transactions such as the acquisitions of USA Bank and ISN Bank in which an institution engages in an acquisition of a troubled financial institution for which audited financial statements are not reasonably available and in which federal assistance is an essential and significant part of the transaction.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY (continued)

Loan Portfolio Acquisition

On September 30, 2011, the Bancorp purchased from Tammac Holding Corporation (“Tammac”) $19,273 of loans and a 1.50% interest only strip security with an estimated value of $3,000 secured by a pool of $70,000 of loans originated by Tammac.  The total purchase price for these assets was $13,000.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting policies and reporting policies of the Bancorp are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported balances of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, determination of the FDIC loss sharing receivables and the fair value of financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks with a maturity date of three months or less, and federal funds sold.  Generally, federal funds are sold for one day periods.

Restrictions on Cash and Amounts due from Banks

Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2011 and 2010, these reserve balances amounted to $10,228 and $3,070, respectively.

Investment Securities

Investments securities classified as available for sale are those securities that Bancorp intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded at the trade date.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Investment securities classified as held to maturity are those debt securities Bancorp has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities.   As of December 31, 2011 and 2010, the Bancorp had $319,547 and $0 in investment securities designated as held to maturity.

Other-than-temporary impairment means management believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Bancorp intends to sell the security, and (b) whether it is more likely than not that the Bancorp will be required to sell the security prior to recovery of its amortized cost basis.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Bancorp does not expect to recover the entire amortized cost basis, an other-than-temporary impairment has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

Loans Held for Sale

Loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. These loans are sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any. As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan and lease losses and any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the level-yield method without anticipating prepayments.  Customers Bank is generally amortizing these amounts over the contractual life of the loans. Loans acquired in a FDIC-assisted acquisition, that are subject to a loss share agreement, are referred to as “covered loans” and are reported separately in the balance sheet.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against principal until all principal has been repaid.  Thereafter, interest payments are recognized as income until all unpaid interest has been received.  Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a minimum of six months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Transfers of financial assets, including loan participations sold, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Customers Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Customers Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Customers Bank segregates its loan portfolio into seven segments in the evaluation of the allowance for loan and lease losses.  Customers Bank loan segments are: commercial and industrial, construction, commercial real estate, residential real estate, mortgage warehouse, manufactured housing and consumer loans.  Customers Bank also breaks the residential real estate loan segment into two classes:  the first mortgage and home equity loan classes to further monitor credit risk.  The inherent credit risks within the loan portfolio varies depending upon the loan type.

Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay their obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by onsite inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

Commercial real estate loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate.  Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

Residential real estate loans are secured by one to four dwelling units.  This segment is further divided into first mortgage and home equity loans.  First mortgages have limited risk as they are originated at a loan to value ratio of 80% or less.  Home equity loans have additional risks as a result of being in a second position in the event collateral is liquidated.

Mortgage warehouse loans represent loans to third-party mortgage originators during the period of financing their loan inventory until the loans are sold to investors.   Mortgage warehouse lending has a lower risk profile than other real estate loans because the loans are conforming one to four family real estate loans that are subject to purchase commitments from approved investors.

Manufactured housing loans represent loans that are secured by the personal property where the borrower may or may not own the underlying real estate and therefore have a higher risk than a residential real estate loan.

Consumer loans consist of loans to individuals originated through the Bank’s retail network and are typically unsecured or secured by personal property.  Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any.  The application of various federal and state bankruptcy and insolvency laws and may limit the amount that can be recovered on such loans.

Loans covered under loss sharing arrangements, including loans acquired with credit deterioration, consist of the same portfolio segments as the non-covered loans with the additional component of the loss sharing arrangements.  Covered loans with credit deterioration are presented as a separate class within the applicable portfolio segment.

On August 6, 2010, the Bank purchased a $105.8 million manufactured housing loan portfolio from Tammac for a purchase price of $105.8 million, where $94.6 million was funded on the purchase date and the remainder was held back under the provisions of the agreement and recorded in non-interest bearing deposit accounts.  The Agreement of Sale of Loans (the Agreement) includes a hold-back for 10% of the purchase price for the fulfillment of the provisions of the Agreement, including the payment of past due amounts for principal and interest of the purchased loans during the hold-back period and servicing and indemnification obligations, should these events occur through the repayment of the loan portfolio.  The loans purchased were originated on or before 2008 and were current with their payments as of August 6, 2010; accordingly, no loans were identified with credit deterioration on the purchase date.

On September 30, 2011, the Bancorp purchased from Tammac $19,273 of loans and a 1.50% interest only strip security with an estimated value of $3,000 secured by a pool of $70,000 of loans originated by Tammac.  The total purchase price for these assets was $13,000. The Bancorp recorded a discount on these loans at acquisition to record them at their realizable cash flows.  The Bancorp aggregated these loans that have common risk characteristics into a pool within the loan category of manufactured housing.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquired Loans Receivable

Loans acquired in a business combination are recorded at fair value.  No allowance for loan and lease losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. The fair value estimate associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  The Bancorp considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield).  The Bancorp records a discount on these loans at acquisition to record them at their estimated realizable cash flows.  The Bancorp aggregates loans that have common risk characteristics into pools within the following loan categories: real estate loan pool (Berkshire acquisition) and the manufactured housing loan pool (Tammac loan purchase).

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion related to credit quality discounts is subsequently recognized based on changes in the expected cash flow of the acquired loans.  Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the view of the SEC regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase.  Regarding the accounting for such loan receivables, that in the absence of further standard setting, the AICPA understands that the SEC would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows. Management believes the approach using expected cash flows is a more appropriate option to follow in accounting for the fair value discount.

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Bancorp’s initial investment in the loans are accreted into interest income on a level-yield basis over the life of the loan.  Decreases in cash flows expected to be collected should be recognized as impairment through the provision for loan losses.

Allowance for loan and lease Losses (“ALLL”)

The allowance for loan and lease losses is established as losses are estimated to have occurred through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan and lease losses is maintained at a level considered appropriate to meet probable loan losses.

Customers Bank disaggregates its loan portfolio into segments for purposes of determining the allowance for loan and lease losses. Customers Bank’s portfolio segments include commercial and industrial, commercial real estate, construction, residential real estate, mortgage warehouse, manufactured housing and consumer. The Bank further disaggregates its residential real estate portfolio segment into two classes based upon certain risk characteristics; first mortgages and home equity.  The remaining portfolio segments are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.  The allowance consists of specific, general, and unallocated components.  The allowance for loan and lease losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Customers Bank’s current methodology for determining the ALLL is based on historical loss rates, risk ratings, specific allocation on loans identified as impaired above specified thresholds and other qualitative adjustments.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable of the impaired loan is lower than the carrying value of the loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon loan risk ratings and historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors.  Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as trends and other loan modifications.
6.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Delinquency monitoring is used to identify credit risks and the general reserves are established based on the expected net charge-offs, adjusted for qualitative factors. Loss rates are based on the average net charge-off history by portfolio segment. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and trends in nonaccrual loans; changes in loan mix; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices and the Bank’s regulatory examiners.

Charge-offs on the commercial and industrial, construction and commercial real estate loan segments are recorded when management estimates that there are insufficient cash flows to repay the loan contractual obligation based upon financial information available and valuation of the underlying collateral.  Additionally, the Bank takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any impaired loans. Accordingly, the Bank may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Bank may carry a loan at a value that is in excess of the appraised value if the Bank has a guarantee from a borrower that the Bank believes has realizable value. In evaluating the strength of any guarantee, the Bank evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Bank. The Bank then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.

Customers Bank records a loan charge-off for the residential real estate, consumer, manufactured housing and mortgage warehouse portfolio segments after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. The Bank may also charge-off these loan types below the net appraised valuation if the Bank holds a junior mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately market the property and the volatile market conditions. In such cases, the Bank may abandon its junior mortgage and charge-off the loan balance in full.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Quality Factors

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio and residential real estate segments, and for purposes of analyzing historical loss rates used in the determination of the ALLL for the respective portfolio segment, the Bank utilizes the following categories of risk ratings: pass, special mention, substandard, doubtful or loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

The Bank assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and the Bank’s credit position.

The Bank assigns a substandard rating to loans that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans have well defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans in this category also are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies noted are not addressed and corrected.

The Bank assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan, its classification as an estimated

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans. Loans classified as loss are considered uncollectible and are charged off in the period in which they are determined uncollectible.

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.

Impaired loans

A loan is considered impaired when, based on current information and events, it is probable that Customers Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  Fair value is measured based on the value of the collateral securing the loans, less cost to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports.

Covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring that is applied to the non-covered loan portfolio. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for loan losses will be charged to earnings. These provisions will be offset by an increase to the FDIC loss sharing receivable for the estimated portion anticipated to be received from the FDIC, and is recognized in non-interest income.

Loans Receivable Covered Under Loss Sharing Agreements

Loans acquired in the two FDIC assisted transactions are recorded at fair value at the acquisition date and are subject to Loss Sharing Agreements with the FDIC.  In the acquisitions of the Acquired Banks, the fair value was determined based on expected future cash flows and the fair value of the collateral. Factors considered in determining the fair value (Level 3) of the acquired loans include projected cash flows, type of loan and related collateral, classification status, contractual interest rate, term of loan, amortization status, current market conditions and discount rates.  Loans were evaluated individually when applying valuation techniques for the majority of the loans of the Acquired Banks. The present values of projected cash flows are measured using discount rates that are based on current market rates for new originations of comparable loans. The discount rates do not include adjustments for credit losses that are included in the estimated cash flows.

At the date of the acquisitions, Customers Bank analyzed the delinquent and nonaccrual loans, the eighteen month history of delinquency and reviewed the financial information available for each loan with in the Acquired Banks’ loan portfolios.   The loans acquired from USA Bank that met the definition under ASC 310-30 as a loan with credit deterioration were individually reviewed and no loan pools were created.  The loans acquired from ISN Bank that met the definition under ASC 310-30 were further evaluated and separated into loans to be individually reviewed and loans to be pooled based upon risk characteristics.  Acquired loans with a fair market value of $101,622 did not appear to have characteristics of credit deterioration and $74,478 appeared to have characteristics of credit deterioration on their acquisition dates.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquired loans that were not individually reviewed but had characteristics of credit deterioration are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. Loans acquired from USA Bank were individually reviewed.  A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated three pools of acquired loans in the ISN Bank acquisition totaling $6,211 at the acquisition date that were determined to have credit deterioration characteristics primarily based onnon-accrual or significant delinquency status. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool.

The fair value of loans with evidence of credit deterioration are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.

Restricted Stock

Restricted stock, included in other assets, represents required investment in the capital stock of the Federal Home Loan Bank, the Federal Reserve Bank, and Atlantic Central Bankers Bank and is carried at cost. In December 2009, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge was necessary related to the restricted stock as of December 31, 2011 and 2010.  In February 2012, the FHLB declared a dividend payable to the Bank’s shareholders and also resumed repurchase of excess capital stock.

Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis.   After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less the cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the statement of operations.   Certain other real estate owned (OREO) that was acquired from USA Bank and ISN Bank or through the foreclosure of loans of those banks is subject to Loss Sharing Agreements with the FDIC.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

FDIC Loss Sharing Receivable

The FDIC loss sharing receivable was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreements. The difference between the present value and the undiscounted cash flows the Bank expects to collect from the FDIC is accreted into non-interest income over the life of the FDIC loss sharing receivable.

The FDIC loss sharing receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC loss sharing receivable and any decreases in cash flow of the covered assets under those expected will increase the FDIC loss sharing receivable. Increases to the FDIC loss sharing receivable are recorded immediately as adjustments to non-interest income and decreases to the FDIC loss sharing receivable are recognized over the life of the loss share agreements.

Bank Owned Life Insurance

Bank owned life insurance policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the bank owned life insurance.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life, unless extension of the lease term is reasonably assured.

Income Taxes

Customers Bank accounts for income taxes under the liability method of accounting for income taxes.  The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Bancorp determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as well as available tax planning strategies, management believes it is more likely than not that Bancorp will realize the benefits of these deferred tax assets.

Stock-Based Compensation

Customers Bank has two active stock-based compensation plans. Stock based compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost is measured based on the grant-date fair value of the equity or liability instruments issued.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Compensation cost for all stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of Customers Bank’s common stock at the date of grant is used for restricted stock awards.

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized losses related to factors other than credit on debt securities which have been determined to be other-than-temporarily impaired.

Earnings per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if (i) options to issue common stock were exercised and (ii) warrants to issue common stock were exercised.  Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.

Segment Information

Customers Bancorp, Inc. has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, providing additional guidance to creditors for evaluating troubled debt restructurings. The amendments clarify the guidance in ASC 310-40, Receivables: Troubled Debt Restructurings by Creditors, which requires a creditor to classify a restructuring as a troubled debt restructuring (TDR) if: (1) the restructuring includes a concession by the creditor to the borrower, and, (2) the borrower is experiencing financial difficulties. The amended guidance requires a creditor to consider all aspects of the restructuring to determine whether it has granted a concession. It further clarifies that a creditor must consider the probability that a debtor could default in the foreseeable future when determining whether the debtor is facing financial difficulty, even though the debtor may not be in default at the date of restructuring. This new guidance requires a company to retrospectively evaluate all restructurings occurring on or after the beginning of the fiscal year of adoption to determine if the restructuring is a TDR.  As a result of the Bancorp’s adoption, the notes to the financial statements have been updated to include the expanded disclosures.

 In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The guidance is to be applied prospectively, and early application by public entities is not permitted. Adoption of the guidance is not expected to have a significant impact on the Bancorp’s financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. This amendment will be applied retrospectively, and the amendments are effective for fiscal years and interim periods ending after December 15, 2012. Early adoption is permitted. Adoption of the guidance is not expected to have a significant impact on the Bancorp’s financial statements.

In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Bancorp is evaluating the impact of this ASU on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. The Bancorp does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The Bancorp does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies.  The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	December 31,
	2011	2010	2009
Net income (loss) allocated to common shareholders	$3,990	$23,735	$(13,235)
Weighted-average number of common shares outstanding - basic	10,071,566	6,303,005	1,206,001
Stock-based compensation plans	141,263	97,893	—
Warrants	71,532	48,115	—
Weighted-average number of common shares - diluted	10,284,361	6,449,013	1,206,001

Basic earnings (loss) per share	$0.40	$3.78	$(10.98)
Diluted earnings (loss) per share	$0.39	$3.69	$(10.98)

Stock options outstanding for 34,130 shares of common stock with exercise prices ranging from $12.96 to $33.00 and warrants for 130,047 shares of common stock with exercise prices ranging from $16.50 to $68.82 for the year ended December 31, 2011 were not dilutive because the exercise prices were greater than the average market price. Stock options outstanding for 9,616 shares of common stock with exercise prices ranging from $30.75 to $33.00 and warrants for 11,197 shares of common stock with an exercise price of $16.50 for the year ended December 31, 2010 were not dilutive because the exercise prices were greater than the average market price.  Stock options outstanding for 14,936 shares of common stock with exercise prices ranging from $30.75 to $33.00 and warrants for 238,973 shares of common stock with an exercise price of $16.50 for the year ended December 31, 2009 were not dilutive due to losses in 2009.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of December 31, 2011 and December 31, 2010 are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasury and government agencies	$1,002	$—	$(1)	$1,001
Mortgage-backed securities (1)	55,818	581	(107)	56,292
Asset-backed securities	622	5	—	627
Municipal securities	2,071	—	(71)	2,000
Corporate notes	20,000	—	(783)	19,217
	$79,513	$586	$(962)	$79,137

Held to Maturity:
Mortgage-backed securities	$319,547	$11,262	$—	$330,809

(1)           Includes an interest only strip security of $2,894.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 5 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale:
U.S. Treasury and government agencies	$1,711	$—	$(30)	$1,681
Mortgage-backed securities	204,182	561	(3,169)	201,574
Asset-backed securities	719	3	—	722
Municipal securities	2,088	—	(237)	1,851
	$208,700	$564	$(3,436)	$205,828

The following table shows proceeds from the sale of available for sale investment securities, gross gains and gross losses on those sales of securities:

	December 31,
	2011	2010	2009
Proceeds from sale of available-for-sale investment securities	$182,743	$154,287	$11,816
Proceeds from sale of held-to-maturity investment securities	-	-	2,263
Gross gains	2,731	1,117	236
Gross losses	-	(3)	-
Net gains	2,731	1,114	236

The following table shows investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,102	$1,102	$—	$—
Due after one year through five years	22,477	21,626	—	—
Due after five years through ten years	77	78	—	—
Due after ten years	39	39	—	—
	23,695	22,845	—	—
Mortgage-backed securities (1)	55,818	56,292	319,547	330,809
Total investment securities	$79,513	$79,137	$319,547	$330,809

 (1)           Includes an interest only strip security of $2,894.

In 2009, the Bancorp’s decision to sell all of its held to maturity securities resulted from concerns of the economy and the resulting impact on asset quality, the opportunity to take advantage of gains that existed in the three securities and to help maintain regulatory capital ratios within the “Well Capitalized” status before raising capital in June 2010.  The Bancorp considered the portfolio tainted and did not utilize held to maturity securities until two years later.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 5 – INVESTMENT SECURITIES (continued)

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Treasury and
government agencies	$1,001	$(1)	$-	$-	$1,001	$(1)
Mortgage-backed securities	166	(1)	412	(106)	578	(107)
Municipal securities	-	-	2,000	(71)	2,000	(71)
Corporate notes	19,218	(783)	-	-	19,218	(783)
Total investment securities available-for-sale	$20,385	$(785)	$2,412	$(177)	$22,797	$(962)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Treasury and government agencies	$1,457	$(29)	$116	$(1)	$1,573	$(30)
Mortgage-backed securities	134,068	(3,104)	524	(65)	134,592	(3,169)
Municipal securities	—	—	1,851	(237)	1,851	(237)
Total investment securities available-for-sale	$135,525	$(3,133)	$2,491	$(303)	$138,016	$(3,436)

At December 31, 2011, there were ten available for sale investment securities in the less than twelve month category and six available-for-sale investment securities in the twelve month or more category. At December 31, 2010, there were thirty-three available-for-sale investment securities in the less than twelve month category and six available-for-sale investment securities in the twelve month or more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates, due to changes in economic conditions and the liquidity of the market and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market price recovery.

At December 31, 2011 and 2010, Customers Bank pledged municipal and mortgage-backed securities of $311,442 and $2,062, respectively as collateral for borrowings.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of net loans receivable at December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Construction	$37,926	$50,964
Commercial real estate	51,619	72,281
Commercial and industrial	10,254	13,156
Residential real estate	22,465	23,822
Manufactured housing	4,012	4,662
Total loans receivable covered under FDIC Loss Sharing Agreements (1)	126,276	164,885
Construction	15,271	13,387
Commercial real estate	352,635	144,849
Commercial and industrial	69,178	35,942
Mortgage warehouse	619,318	186,113
Manufactured housing	104,565	102,924
Residential real estate	53,476	28,964
Consumer	2,211	1,581
Deferred (fees) costs, net	(389)	327
Total loans receivable not covered under FDIC Loss Sharing Agreements	1,216,265	514,087
Allowance for loan and lease losses	(15,032)	(15,129)
Loans receivable, net	$1,327,509	$663,843

(1)  Loans that were acquired in the two FDIC assisted transactions and are covered under Loss Sharing Agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of December 31, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due(1)	Non- Accrual	Current (2)	Total Loans (4)
Commercial and industrial	$—	$—	$—	$2,962	$66,216	$69,178
Commercial real estate	1,114	—	1,114	27,290	324,231	352,635
Construction	—	—	—	5,630	9,641	15,271
Residential real estate
First mortgages	1,051	—	1,051	1,855	24,784	27,690
Home equity	448	—	448	1,091	24,247	25,786
Acquired with credit deterioration	—	—	—	—	—	—
Consumer	21	—	21	40	2,150	2,211
Mortgage warehouse	—	—	—	—	619,318	619,318
Manufactured housing (3)	5,162	—	5,162	—	99,403	104,565

Total	$7,796	$—	$7,796	$38,868	$1,169,990	$1,216,654

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.
(4)	Loans exclude deferred costs and fees.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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
(4) Loans exclude deferred costs and fees.

Covered Nonaccrual Loans and Loans Past Due

The following table summarizes covered nonaccrual loans and past due loans, by class, as of December 31, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days(1)	Total Past Due(1)	Nonaccrual	Current(3)	Total Loans
Commercial and industrial
Acquired with credit	$—	$—	$—	$378	$—	$378
deterioration
Remaining loans (2)	2,672	—	2,672	—	7,204	9,876
Commercial real estate
Acquired with credit	—	—	—	16,204	2,039	18,243
deterioration
Remaining loans (2)	1,074	—	1,074	1,462	30,840	33,376
Construction
Acquired with credit	—	—	—	18,896	3,266	22,162
deterioration
Remaining loans (2)	92	—	92	2,584	13,088	15,764
Residential real estate
Acquired with credit	—	—	—	4,002	—	4,002
deterioration
First mortgages (2)	570	—	570	—	8,601	9,171
Home equity (2)	281	—	281	1,532	7,479	9,292
Manufactured housing
Acquired with credit	—	—	—	77	—	77
deterioration
Remaining loans (2)	6	—	6	78	3,851	3,935
	$4,695	$—	$4,695	$45,213	$76,368	$126,276

(1) Loan balances do not include non-accrual loans.
(2) Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3) Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table summarizes covered nonaccrual loans and past due loans, by class, as of December 31, 2010:

	30-89 Days	Greater than	Total past	Non-
	Past Due (1)	90 days (1)	due (1)	accrual	Current(3)	Total Loans

Commercial and industrial
Acquired with credit deterioration	$419	$—	$419	$1,790	$1,003	$3,212
Remaining loans (2)	53	—	53	—	9,891	9,944
Commercial real estate
Acquired with credit deterioration	1,215	—	1,215	15,242	23,778	40,235
Remaining loans (2)	795	—	795	433	30,818	32,046
Construction
Acquired with credit deterioration	3,884	—	3,884	19,869	—	23,753
Remaining loans (2)	—	—	—	1,912	25,299	27,211
Residential real estate
Acquired with credit deterioration	—	—	—	4,013	1,751	5,764
First mortgages (2)	—	—	—	—	8,254	8,254
Home equity (2)	248	—	248	4	9,552	9,804
Manufactured housing
Acquired with credit deterioration	—	—	—	95	7	102
Remaining loans (2)	113	—	113	96	4,351	4,560
	$6,727	$—	$6,727	$43,454	$114,704	$164,885

(1) Loan balances do not include non-accrual loans.
(2) Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3) Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Impaired Loans - Covered and Non-Covered

The following table presents a summary of the impaired loans at December 31, 2011.

	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$6,975	$—	$7,109	$356
Commercial real estate	20,431	—	21,887	792
Construction	8,773	—	8,776	255
Residential real estate	343	—	347	—
With an allowance recorded:
Commercial and industrial	800	426	815	27
Commercial real estate	12,195	2,047	12,414	555
Construction	7,369	2,986	7,369	132
Consumer	22	22	27	1
Residential real estate	869	195	904	9

Total	$57,777	$5,676	$59,648	$2,127

(1) Also represents the recorded investment.

The following table presents a summary of the impaired loans at December 31, 2010.

	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$179	$—	$83	$2
Commercial real estate	10,825	—	4,737	356
Construction	551	—	278	—
Consumer	—	—	—	—
Residential real estate	658	—	496	22
With an allowance recorded:
Commercial and industrial	7,382	1,456	6,383	462
Commercial real estate	18,843	6,551	11,715	857
Construction	6,168	2,006	6,198	168
Consumer	—	—	—	—
Residential real estate	620	305	668	16

Total	$45,226	$10,318	$30,558	$1,883

(1) Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Troubled Debt Restructurings

At December 31, 2011, there were $9.9 million in loans categorized as troubled debt restructurings (“TDR”). All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the year ended December 31, 2011. There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total

Extended under forbearance	$-	$5,151	$5,151
Multiple extensions resulting from financial difficulty	72	-	72
Interest rate reductions	910	-	910
Total	$982	$5,151	$6,133

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Troubled Debt Restructurings

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings, and the recorded investments and unpaid principal balances for the year ended December 31, 2011.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	-	$-	-	$-
Commercial real estate	1	613	6	4,538
Construction	-	-	-	-
Manufactured housing	12	982	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total loans and leases	13	$1,595	6	$4,538

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings, and the recorded investments and unpaid principal balances for the year ended December 31, 2010.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	1	$124	4	$617
Commercial real estate	5	2,728	9	3,501
Construction	1	550	-	-
Manufactured housing	-	-	-	-
Residential real estate	-	-	1	658
Consumer	1	3	-	-
Total loans and leases	8	$3,405	14	$4,776

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which the Bancorp would not offer in non-troubled situations. During the years ended December 31, 2011 and 2010, respectively, $2,403 and $1,029 were modified in a troubled debt restructuring. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal.  As of December 31, 2011 and 2010, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.

During the first quarter of 2011, one TDR loan in the amount of $710,000 defaulted on its modified terms and transferred to OREO. The loan was part of the commercial real estate segment and had already been evaluated for impairment with no specific reserve assigned.  There were no valuation losses at the time of the transfer and had no impact on the ALLL. There were no other TDR loans that defaulted during the twelve month period ending December 31, 2011.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $352 and $480 in specific reserves resulting from the addition of TDR modifications during the years ended December 31, 2011 and December 31, 2010.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Credit Quality Indicators

Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan. The following presents the credit quality tables as of December 31, 2011 and December 31, 2010 for the non-covered loan portfolio.

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$61,327	$308,258	$9,314	$50,517
Special Mention	57	13,402	237	-
Substandard	7,472	29,312	4,349	2,959
Doubtful	322	1,663	1,371	-
Total	$69,178	$352,635	$15,271	$53,476

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$2,171	$619,318	$104,565
Nonperforming (1)	40	-	-
Total	$2,211	$619,318	$104,565

(1)               Includes loans that are on non-accrual status or past due ninety days or more at December 31, 2011.

 CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$27,771	$107,480	$4,653	$27,566
Special Mention	534	8,500	1,416	—
Substandard	7,306	25,213	6,246	1,398
Doubtful	331	3,656	1,072	—
Total	$35,942	$144,849	$13,387	$28,964

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$1,559	$186,113	$100,226
Nonperforming (1)	22	—	2,698
Total	$1,581	$186,113	$102,924

(1)	Includes loans that are on non-accrual status or past due ninety days or more at December 31, 2010.

The following presents the credit quality tables as of December 31, 2011 and December 31, 2010 for the covered loan portfolio.

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$9,823	$30,998	$5,539	$16,476
Special Mention	53	3,358	7,641	455
Substandard	378	17,263	24,746	5,534
Doubtful	-	-	-	-
Total	$10,254	$51,619	$37,926	$22,465

Manufactured Housing
Performing	$3,857
Nonperforming (1)	155
Total	$4,012

(1)	Includes loans that are on non-accrual status or past due ninety days or more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$11,134	$38,431	$23,134	$17,219
Special Mention	1,060	16,118	19,573	3,214
Substandard	917	14,736	8,257	1,672
Doubtful	45	2,996	—	1,717
Total	$13,156	$72,281	$50,964	$23,822

Manufactured Housing
Performing	$4,358
Nonperforming (1)	304
Total	$4,662

(1)	Includes loans that are on non-accrual status or past due ninety days or more at December 31, 2010.

Allowance for loan and lease losses

The changes in the allowance for loan and lease losses as of December 31, 2011 and December 31, 2010 and the loans and allowance for loan and lease losses by loan segment based on impairment method are as follows:

Twelve months ended December 31, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116
Charge-offs	(2,543)	(5,775)	(1,179)	(109)
Recoveries	11	94	2	—
Provision for loan losses	2,311	3,558	3,706	(163)
Ending Balance, December 31, 2011	$1,441	$7,029	$4,656	$844

Loans:
Individually evaluated for impairment	$7,775	$32,625	$16,142	$1,212
Collectively evaluated for impairment	73,877	354,561	16,025	71,477
Loans acquired with credit deterioration	885	20,962	26,428	4,731
Allowance for loan and lease losses:
Individually evaluated for impairment	$426	$2,047	$2,986	$195
Collectively evaluated for impairment	911	4,063	209	554
Loans acquired with credit deterioration	104	920	1,461	94

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Twelve months ended December 31, 2011	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, January 1, 2011	$—	$11	$465	$596	$15,129
Charge-offs	—	(55)	—	—	(9,661)
Recoveries	—	7	—	—	114
Provision for loan losses	18	98	464	(542)	9,450
Ending Balance, December 31, 2011	$18	$61	$929	$54	$15,032

Loans:
Individually evaluated for impairment	$—	$23	$—	$—	$57,777
Collectively evaluated for impairment	113,380	6,545	619,318	—	1,153,029
Loans acquired with credit deterioration	88	—	—	—	155,249
Market discounts/premiums/valuation adjustments					(23,514)
Total loans					1,342,541
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$22	$—	$—	$5,676
Collectively evaluated for impairment	1	39	929	54	6,760
Loans acquired with credit deterioration	17	—	—	—	2,596

The non-covered manufactured housing portfolio was purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items.  At December 31, 2011 and December 31, 2010, funds available for reimbursement, if necessary, are $6,534 and $10,419, respectively.   Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The analysis of the allowance for loan and lease losses for 2011 and 2010 is as follows:

	2011	2010	2009
Balance, January 1	$15,129	$10,032	$2,876
Provision for loan losses	9,450	10,397	11,778
Loans charged off	(9,661)	(5,265)	(4,630)
Recoveries	114	15	8
Transfers (1)	-	(50)	-
Balance, December 31	$15,032	$15,129	$10,032

(1) At December 31, 2010, the Bancorp had a reserve of $50 for unfunded commitments included within the allowance for loan and lease losses. The reserve for unfunded loan commitments was reclassified to Other Liabilities during the year ended December 31, 2010.

The following tables present the loans with credit deterioration as of acquisition date for acquired loans.   Both the Berkshire Bancorp and Tammac transactions occurred in September 2011. The USA Bank and ISN Bank acquisitions occurred in July and September of 2010, respectively.  The balances presented are estimates based on data collected at the time of the transactions.

	2011	2010
Contractually required payments receivable	$175,050	$123,100
Credit discount (nonaccretable difference)	(24,922)	(41,792)
Cash flows expected to be collected	150,128	81,308
Market discount (accretable yield)	(41,306)	(6,832)
Fair value of loans acquired with credit deterioration	$108,822	$74,476

The changes in the accretable yield as of December 31:	2011	2010
Balance, beginning of period	$7,176	$-
Additions resulting from acquisition	41,306	6,832
Accretion to interest income	(3,556)	(971)
Reclassification (to)/from nonaccretable difference and disposals, net	432	1,315

Balance, end of period	$45,358	$7,176

The outstanding balance as defined by ASC 310-30-50-1, of acquired covered loans with credit deterioration is $252,247 with a carrying value of $229,060 at December 31, 2011.  The outstanding balance was $113,279 with a carrying balance of $73,066 at December 31, 2010.

FDIC Loss Sharing Receivable

Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC loss sharing receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease and lease losses and adjustments to the FDIC loss sharing receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for loan and lease losses had been recorded.

The following table summarizes the activity related to the FDIC loss sharing receivable as of December 31:

	2011	2010

Balance, beginning of period	$16,702	$-
Acquisitions	-	27,297
Change in FDIC loss sharing receivable	3,920	520
Reimbursement from the FDIC	(7,545)	(11,115)
Balance, end of period	$13,077	$16,702

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 7 - BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2011 and 2010 are as follows:

Expected Useful Life		2011	2010
Leasehold improvements	3 to 25 years	$8,706	$3,762
Furniture, fixtures and equipment	5 to 10 years	2,666	1,639
IT equipment and software	3 to 5 years	3,640	2,490
Automobiles	5 to 10 years	127	127
		15,139	8,018
Less accumulated depreciation		(5,719)	(3,318)
		$9,420	$4,700

Future minimum rental commitments under non-cancelable leases as of December 31, 2011 were as follows:

2012	$1,859
2013	1,780
2014	1,509
2015	1,089
2016	896
Subsequent to 2016	3,435
Total minimum payments	$10,568

Rent expense, which includes reimbursements to the lessor for real estate taxes, was approximately $1,641, $1,108 and $788 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8 - DEPOSITS

The components of deposits at December 31, 2011 and 2010 are as follows:

	2011	2010
Demand, non-interest bearing	$114,044	$72,268
Demand, interest bearing	739,463	387,013
Savings	16,922	17,649
Time, $100,000 and over	408,853	434,453
Time, other	303,907	334,307
Total deposits	$1,583,189	$1,245,690

At December 31, 2011, the scheduled maturities of time deposits are as follows:
2011
2012	$495,444
2013	71,080
2014	26,969
2015	7,349
2016	111,716
Thereafter	202
$712,760

The aggregate amount of demand deposits overdrafts that have been reclassified as loan balances are $49 and $39 as of December 31, 2011 and 2010, respectively.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 9 – BORROWINGS

From time to time, the Bancorp enters into agreements to sell securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the balance sheet. The amount of the mortgage-backed securities underlying the agreements continues to be carried in the Bancorp’s investment securities portfolio. The Bancorp has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Bancorp’s control.  At December 31, 2011 and 2010, the Bancorp had $0 in securities sold under agreements to repurchase and $11,000 in FHLB fixed rate long-term advances outstanding with an average rate of 3.24%.

Short-term debt

At December 31, 2011 and 2010, the Bancorp had $5,000 and $0 in federal funds purchased, respectively at a rate of 0.12%.  In addition, the Bancorp also had $320,000 and $0 of FHLB advances outstanding as of December 31, 2011 and 2010, respectively at a rate of 0.25%.

	2011
	Amount	Rate
FHLB advances	$320,000	0.25%
Federal funds purchased	5,000	0.12
Total short-term borrowings	$325,000

Long-term debt

The contractual maturities of long-term advances at December 31, 2011 and 2010 were as follows:

	2011		2010
	Amount	Rate	Amount	Rate
2013	$1,000	3.73%	$1,000	3.73%
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31
	$11,000		$11,000

$10,000 in Federal Home Loan Bank advances are convertible select advances.  One $5,000 advance may be converted during any quarter to a floating rate advance with a rate of three-month LIBOR plus 17 basis points.  The remaining $5,000 advance may be converted in any quarter to a floating-rate advance with a rate of three month LIBOR plus 18 basis points.  If the Bancorp were to convert these advances to a floating rate, the Bancorp would have the right to prepay the advances with no penalty.

Bank has a total borrowing capacity with the Federal Home Loan Bank and Federal Reserve Bank of Philadelphia of approximately $571,258 and $71,965, respectively at December 31, 2011.   Advances under these arrangements are secured by certain qualifying assets of Customers Bancorp, Inc.

Subordinated debt

Customers Bank issued a subordinated term note during the second quarter of 2004. The note was issued for $2,000 at a floating rate based upon the three-month LIBOR rate, determined quarterly, plus 2.75% per annum. Quarterly interest payments are made on this note in January, April, July and October. At December 31, 2011, the quarterly rate was 3.17% and the average rate for the year was 3.09%. The note matures in the third quarter of 2014.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10 - SHAREHOLDERS’ EQUITY

TARP Payoff

On December 28, 2011, the Bancorp entered into a letter agreement (the “Letter Agreement”) with the United States Department of Treasury (“Treasury”) pursuant to which the Bancorp repurchased from the Treasury 2,892 shares, constituting all of the issued and outstanding shares, of the Bancorp’s Series A Preferred Stock at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $2,892 plus accrued, unpaid dividends on such shares equal to $17, and 145 shares, constituting all of the issued and outstanding shares, of the Bancorp’s Series B Preferred Stock and, together with the Series A Preferred Stock, (the “preferred shares”), at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $145, plus accrued, unpaid dividends on such shares equal to $2.  The total repurchase price for the preferred shares equaled $3,056, including accrued dividends.

The repurchase of the preferred shares relates to the letter agreement (the “TARP Letter Agreement”) entered into by and among the Bancorp, Berkshire and the Treasury on September 16, 2011.  Pursuant to the TARP Letter Agreement, the Bancorp agreed to assume the due and punctual performance and observance of Berkshire’s covenants, agreements, and conditions under that certain letter agreement, dated as of June 12, 2009, by and between Treasury and Berkshire, incorporating the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) and all ancillary documents thereto.  In addition, Bancorp agreed to exchange the outstanding Berkshire TARP Shares Series A and Berkshire TARP Shares Series B Preferred Shares for, (i) 2,892 shares of the Series A Shares, having a liquidation preference of $1,000 per share; and (ii) 145 shares of the Series B Shares, having a liquidation preference of $1,000 per share issued by Bancorp.  The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Capital Raise

On September 30, 2011, the Bancorp sold 419,000 shares of common stock and 565,848 shares of Class B Non-Voting Common Stock at $13.20 per share with total proceeds of $13,000.  During the first quarter 2011, the Bank sold shares of its common stock and Class B Non-Voting Common Stock to certain Lead Investors.  Giving effect to the Reorganization, the Bancorp (as successor to the Bank) issued, in connection with this transaction, 668,527 shares of common stock and 363,000 shares of Class B Non-Voting Common Stock at $12.00 per share and 210,916 shares of common stock and 146,310 shares of Class B Non-Voting Common Stock to the Bancorp’s Lead Investors at $10.50 per share.  The proceeds, net of offering costs were $15,526.

In December 2010, the Bancorp sold an aggregate of 744,213 shares, which included 694,947 shares of common stock and 49,266 shares of Class B Non-Voting Common Stock at a weighted-average price of $11.82 per share.  In September 2010, the Bancorp sold an aggregate of 78,699 shares of common stock at an average price of $10.65 with gross proceeds of $852.  In July 2010, the Bancorp sold an aggregate of 101,666 shares, which included 8,333 shares of common stock and 93,333 shares of Class B Non-Voting Common Stock at a price of $10.50 per share with gross proceeds of $1,068.  In March 2010, the Bancorp sold 650,266 total shares, which included 253,865 shares of common stock and 396,400 shares of Class B Non-Voting Common Stock at a price of $11.28 per share. In February 2010, the Bancorp sold 3,359,379 total shares, which included 2,176,516 shares of common stock and 1,182,867 shares of Class B Non-Voting Common Stock at a price of $12.84 per share (collectively, the 2010 Capital Raises).

The proceeds of the 2010 Capital Raises were $59,024, net of offering costs of approximately $1,800. As a result of the July 2010 and March 2010 capital raises at a price less than the original per share purchase price, 1,096,496 shares of common stock and 293,056 shares of Class B Non-Voting Common Stock at a price of $10.50 per share were issued to the existing investors pursuant to anti-dilution agreements between the Bancorp and those investors.  Following the close of these transactions, no investor owned or controlled more than 9.9% of the aggregate outstanding shares of the Bancorp’s Common Stock and Class B Non-Voting Common Stock, including for purposes of this calculation any shares issuable under unexercised warrants.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10 - SHAREHOLDERS’ EQUITY (continued)

Each investor who participated in the 2010 Capital Raises and owns more than 9% of the common equity of the Bancorp has been identified by the Bancorp as a Lead Investor.  The 2010 Capital Raises resulted in seven Lead Investors who received warrants equal to 5% of the shares that they purchased in 2010 and have exercise prices (after taking into account anti-dilution repricing) of $10.50 per share (collectively, the 2010 Warrants).  The 2010 Warrants are for the issuance of 84,628 shares of the Bancorp’s Common Stock and 68,212 shares of the Bancorp’s Class B Non-Voting Common Stock.  The Lead Investors also had the right to invest in future capital raises until February 17, 2011 at the issuance price of $11.28 per share.

The Bancorp agreed to extend and amend the anti-dilution agreements with shareholders who purchased shares in June 2009 or later, to extend anti-dilution protections from June 30, 2010 through March 31, 2011 for any capital raising transactions at a price or value below $10.50 per share, but, after June 30, 2010, only where the capital raising transaction involves share issuances for cash.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Customers Bank has a 401(k) profit sharing plan whereby eligible employees may contribute up to 15% of their salary to the Plan. Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the employee. Employer contributions for the years ended December 31, 2011, 2010, and 2009 were approximately $224, $101 and $56, respectively.

Supplemental Executive Retirement Plans

Customers Bank entered into a supplemental executive retirement plan (SERP) with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15 year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred compensation arrangement that is designed to provide a target annual retirement benefit of $300 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year, but that level of retirement benefit is not guaranteed by the Bank and the ultimate retirement benefit can be less than or greater than the target. The Bank intends to fund its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which is owned by the Bank.  As a result of the acquisition of USA Bank on July 9, 2010, the SERP became effective and the Chairman and Chief Executive Officer is entitled to receive the balance of his account in accordance with the terms of the SERP.  The present value of the amount owed as of December 31, 2011 is $2,485 and is included in other liabilities.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 12 – STOCK BASED COMPENSATION PLANS

Stock Option Plans

During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”) and during 2011, the shareholders of Customers Bank approved the Amendmed and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”).  The 2010 Plan and 2004 Plan were subsequently amended to reflect the September 17, 2011 Plan of Merger and Reorganization approved by the shareholders of Customers Bank.   The purpose of these plans is to promote the success and enhance the value of Bancorp by linking the personal interests of the members of the Board of Directors and Customers Bank’s employees, officers and executives to those of Bancorp’s shareholders and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Bancorp. The 2010 Plan and 2004 Plan are intended to provide flexibility to Bancorp in its ability to motivate, attract and retain the services of members of the Board of Directors, employees, officers and executives of Customers Bank.  Stock options granted normally vest on the third or fifth anniversary of the grant date plus the fully diluted tangible book value must increase by 50% for the 2010 Plan and three years for the 2004 Plan plus the fully diluted tangible book value must increase by 50%.

The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors.  The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers, executives and directors.  The maximum number of shares of common stock and Class B Non-Voting common stock which may be issued under the 2010 Plan is the lesser of (a) 15% of the number of shares of common stock and Class B Non-Voting common stock issued in consideration of cash or other property after December 31, 2009, or (b) 3,333,334 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights (“SARS”), restricted stock and unrestricted stock to employees, officers, executives and members of the Board of Directors.  The maximum number of shares of common stock and Class B Non-Voting common stock which may be issued under the 2004 Plan is 500,000 shares.

During the year ended December 31, 2011, the Bancorp (as successor to the Bank) granted to employees options to purchase 200,268 shares of common stock at a weighted-average exercise price of $12.12 per share. The stock options vest on the fifth anniversary after the date of grant plus the fully diluted tangible book value must increase by 50%.

For the years ended December 31, 2011 and 2010, Customers Bank estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2010
Risk-free interest rates	2.00%	2.81%
Expected dividend yield	0.00%	0.00%
Expected volatility	20.00%	20.00%
Expected lives (years)	7	7
Weighted average fair value of options granted	$4.14	$2.68
  The following summarizes the changes in stock option activity under the Bancorp’s stock option plans at December 31, 2011:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding, January 1, 2011	758,244	$10.38
Issued	375,776	12.41
Forfeited	(6,367)	17.81
Outstanding, December 31, 2011	1,127,653	$11.00	5.38	$2,628
Options exercisable at December 31, 2011	6,592	$31.75	3.99	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Bancorp’s latest sale price of $13.20 and the exercise price) multiplied by the number of in-the-money options.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 12 – STOCK BASED COMPENSATION PLANS (continued)

A summary of the status of the Bancorp’s nonvested options at December 31, 2011 and changes during the year ended December 31, 2011 is as follows:

	Number of shares	Weighted average grant-date Fair Value
Nonvested at January 1, 2011	746,960	$3.12
Issued	375,776	5.58
Forfeited	(1,675)	3.09
Nonvested at December 31, 2011	1,121,061	$3.96

For the years ended December 31, 2011 and 2010, the Bancorp recognized $704 and $291, respectively in stock option compensation expense as a component of salaries and benefits. The weighted-average remaining contractual life of the outstanding stock options at December 31, 2011 is approximately 5.38 years.  Unvested compensation was $1,587 at December 31, 2011.  The aggregate intrinsic value of options outstanding was $2,152 at December 31, 2011.

Restricted Stock Units

The Bancorp (as successor to the Bank) granted restricted stock units to purchase 35,622 shares of common stock on February 17, 2011. These awards vest on the third anniversary of the grant date. The fair value of the restricted stock units granted on February 17, 2011 was $12.00 per share. Unrecognized compensation expense related to unvested restricted stock units was approximately $304 at December 31, 2011 and is expected to be recognized over a period of 2.87 years.

Management Stock Purchase Plan

The Bancorp initiated a Management Stock Purchase Program (MSPP) in 2010 where certain employees were offered an option to purchase shares of common stock at $1.00 per share for an aggregate issuance of 233,333 shares of common stock.  The MSPP offers vested in accordance with the plan document in the third quarter of 2010 as result of the acquisition of USA Bank on July 9, 2010.  The Bancorp’s common stock had a market value of $10.50 at the offer date and compensation expense of $1,750 was recorded as a component of salaries and benefits during the year ended December 31, 2010.  In December 2010, the offer period was completed and 233,333 shares of common stock were issued.

Bonus Recognition and Retention Program

The Bancorp initiated a Bonus Recognition and Retention Program (BRRP) effective January 1, 2011.  Employees eligible to participate in the BRRP include the Chief Executive Officer and other management and highly compensated employees as determined by the Compensation Committee in its sole discretion.  Under the BRRP, a participant may elect to defer receipt of not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation.  Shares of Voting Common Stock having a value equal to the portion of the bonus deferred by a participant will be allocated to an annual deferral account and a matching amount equal to an identical number of shares of common stock shall be allocated to the annual deferral account.  A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by us from the date of funding to the anniversary date.  Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of the Bancorp.  Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011 which were payable in the first quarter of 2012.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 13 – INCOME TAXES

The components of income tax (benefit) expense are as follows:

For the year ended December 31,	2011	2010	2009
Current	$4,563	$2,914	$394
Deferred	(2,728)	1,817	(394)
	$1,835	$4,731	$-

Effective tax rates differ from the federal statutory rate of 35% applied to income (loss) before income tax expense (benefit) due to the following:

	2011			2010			2009
	Amount	% of pretax income		Amount	% of pretax income		Amount	% of pretax income
Federal income tax at statutory rate	$2,054	35.00%		$9,552	34.00%		$(4,500)	(34.00	) %
State income tax	64	1.09%		209	0.74%		-	-%
Tax exempt interest	(14)	(0.23	) %	(74)	(0.27	) %	(104	(0.79	) %
Interest disallowance	3	0.05%		4	0.02%		12	0.09%
Bank owned life insurance	(490)	(8.35	) %	(67)	(0.24	) %	(69)	(0.53	) %
(Reversal) recordation of valuation allowance	-	0.00%		(6,605)	(23.51	) %	4,652	35.15%
Other	218	3.71%		1,712	6.09%		9	0.08%
Effective income tax rate	$1,835	31.27%		$4,731	16.83%		$-	-%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan and lease losses and loan fees are recognized in different periods for financial reporting and tax return purposes.  A valuation allowance has not been established for deferred tax assets.  Realization of the deferred tax assets is dependent on generating sufficient future taxable income.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  Deferred tax assets are recorded in other assets.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 13 – INCOME TAXES (continued)

The components of the net deferred tax asset (liability) at December 31, 2011 and 2010 are as follows:
	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$5,261	$5,240
Net unrealized losses on securities	132	977
Bank premises and equipment	-	168
Impairment charge on securities	175	304
OREO expenses	191	66
Non-accrual interest	2,711	576
Net operating losses	3,235	1,142
Deferred compensation	980	869
Fair value adjustments on acquisitions	981	-
Other	437	185
Total deferred tax assets	14,103	9,527
Valuation allowance	-	-
Total deferred tax assets, net of valuation allowance	14,103	9,527
Deferred tax liabilities:
Tax basis discount on acquisitions	(7,733)	(9,369)
Deferred loan costs	(441)	(259)
Bank premises and equipment	(223)	-
Other	(337)	(482)
Total deferred tax liabilities	(8,734)	(10,110)
Net deferred tax asset (liability)	$5,369	$(583)

The Bancorp had approximately $9.2 million of federal net operating loss carryovers at December 31, 2011, that expire beginning in 2029 through 2031.

The Bank and its subsidiary are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the U.S.  Years that remain open for potential review by the Internal Revenue Service and the state taxing authorities are 2008 through 2010.  Total amount of interest and penalties for 2011 amounted to $30.

NOTE 14 - TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS

The Bancorp has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  At December 31, 2011, 2010 and 2009, these persons were indebted to the Bancorp for loans totaling $3,657, $0 and $0, respectively.  During 2011, $3,660 of new loans were made and repayments totaled $33.

Some current directors, nominees for director and executive officers of the Bancorp and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving the Bancorp in the ordinary course of business during the fiscal year ended December 31, 2011.  None of these transactions involved amounts in excess of 5% of the Bancorp’s gross revenues during 2011 nor was the Bancorp indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of the Bancorp’s total consolidated assets at December 31, 2011.  Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 14 - TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS (continued)

On June 17, 2009, the Bank entered into a Consulting Agreement with Kenneth B. Mumma, its former Chairman and CEO, pursuant to which the Bank agreed to engage Mr. Mumma as a consultant until December 31, 2011.  During the period of his engagement, Mr. Mumma agreed to provide from 20 to 40 hours of consulting services per month, for a consulting fee of $13.5 per month plus reimbursement of expenses incurred by him in performing the services.  The agreement also provides non-compete covenants for a period ending one year after the term of the consulting agreement.  During both 2011 and 2010, the Bank paid $162 in consulting fees to Mr. Mumma under the agreement, and also paid him $67.5 under the agreement in 2009.

On December 30, 2010, the Bancorp executed a loan participation agreement with Atlantic Coast Bank, a federal savings bank with main offices in Jacksonville, Florida.  Jay Sidhu, the Bancorp’s Chief Executive Officer, is the Non-executive Chairman of the Board, and Bhanu Choudhrie is a director of the Bank and of Atlantic Coast Financial Corporation’s Board.  The loan participation agreement provided for a principal amount up to $6,250. This participating interest is based upon specified Atlantic Coast Bank customer activity and will be repaid to the Bancorp upon the release of the underlying mortgage collateral. This lending transaction was in the ordinary course of the Bancorp’s business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-affiliated customers, and did not involve more than the normal risk of collectability or present other unfavorable features.

On August 13, 2010, the Bancorp executed a loan participation agreement in the principal amount of up to $25,000 to Atlantic Coast Bank.  This participating interest is based upon the loan activity by certain mortgage warehouse customer activity and will be repaid upon the release of the underlying mortgage collateral. This lending transaction was in the ordinary course of the Bancorp’s business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-affiliated customers, and did not involve more than the normal risk of collectability or present other unfavorable features. This agreement was terminated on December 30, 2010.

On June 30, 2010, the Bancorp extended a term loan in the principal amount of $5,000 to Atlantic Coast Financial Corporation, which is the holding company for Atlantic Coast Bank.  This lending transaction was in the ordinary course of the Bancorp’s business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-affiliated customers, and did not involve more than the normal risk of collectability or present other unfavorable features.  The Bancorp sold the full amount of the term loan to accredited investors in August 2010.  Two of the Bancorp’s directors had material interests in this transaction:  $500 of the loan was participated to a director and $2,000 of the loan was participated to a company for which a director of the Bank’s is a managing member.  This loan was paid off in December 2010.

Commerce Street Investment Adviser, LLC is a beneficial holder of more than 5% of the Bancorp’s outstanding Voting Common Stock.  In or around December 2010 through February 2011, Commerce Street Capital, LLC, an affiliate of Commerce Street Investment Adviser, LLC, provided placement agent services in connection with a private placement of the common stock of Customers Bank.  Customers Bank paid Commerce Street Capital, LLC a placement fee in the amount of $231.8.

For the years ended December 31, 2011, 2010 and 2009 the Bancorp has paid approximately $344, $300 and $84, respectively to Clipper Magazine and its division, Spencer Advertising Marketing as well as Jaxxon Promotions, Inc.  A director of the Bancorp is the Chief Executive Officer of Clipper Magazine, an affiliate of Gannett Co., Inc., and a 25% shareholder of Jaxxon Promotion, Inc.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010

Commitments to fund loans	$106,227	$23,446
Unfunded commitments to fund mortgage warehouse loans	294,681	221,706
Unfunded commitments under lines of credit	66,936	42,840
Letters of credit	1,374	1,085

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Mortgage warehouse loan commitments are agreements to purchase mortgage loans from mortgage bankers that agree to purchase the loans back in a short period of time.  These commitments generally fluctuate monthly as existing loans are repurchased by the mortgage bankers and new loans are purchased by the Bancorp.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bancorp evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by
The Bancorp upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bancorp requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liabilities as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2011	2010	2009
Unrealized holding gains (losses) on available for sale securities	$5,227	$(1,706)	$556
Reclassification adjustment for impairment charges recognized in income on available for sale securities	-	-	15
Reclassification adjustment for gains recognized in income on available for sale securities	(2,731)	(1,114)	(236)
Net unrealized gains (losses)	2,496	(2,820)	335
Income tax effect	(845)	957	(113)
Unrealized gains (losses), net of taxes	$1,651	$(1,863)	$222

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 17 - REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011 and 2010, that the Bank and Bancorp meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2011:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$162,228	11.43%	$113,504	>	8.0%	N/A		N/A
Customers Bank	$157,228	11.08%	$113,504	>	8.0%	$141,880	>	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$146,395	10.32%	$56,752	>	4.0%	N/A		N/A
Customers Bank	$141,395	9.97%	$56,752	>	4.0%	$85,128	>	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$146,395	7.59%	$77,166	>	4.0%	N/A		N/A
Customers Bank	$141,395	7.33%	$77,166	>	4.0%	$96,457	>	5.0%

As of December 31, 2010:
Total capital (to risk weighted assets)	$115,147	21.1%	$43,571	>	8.0%	$53,464	>	10.0%

Tier 1 capital (to risk weighted assets)	$107,036	19.7%	$21,557	>	4.0%	$32,335	>	6.0%

Tier 1 capital (to average assets)	$107,036	8.7%	$49,397	>	4.0%	$61,747	>	5.0%

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at December 31, 2011 and December 31, 2010:

Cash and cash equivalents:
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment securities:
The fair value of investment securities available-for-sale and held-to-maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3) and are included in investment securities, available for sale.

The carrying amount of restricted investment in Bancorp stock approximates fair value, and considers the limited marketability of such securities.

Interest-only strips:
To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bancorp generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions, credit losses and discount rates, commensurate with the risks involved. At December 31, 2011, the Bancorp had interest-only strips measured at fair value on a recurring basis classified within Level 3 and are included in investment securities, available for sale.

Loans held for sale:
Loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. These loans are sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.

The fair value of loans receivable held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans receivable, net:
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

FDIC loss sharing receivable:
The FDIC loss sharing receivable is measured separately from the related covered assets, as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold. Fair value is estimated using projected cash flows related to the Loss Sharing Agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment. These cash flows are discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC.

 CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Other Real Estate Owned (“OREO”):
The fair value is determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs). All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). Appraisals are certified to the Bancorp and performed by appraisers on the Bancorp’s approved list of appraisers. Evaluations are completed by a person independent of management.

Accrued interest receivable and payable:
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits:
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

Federal funds purchased:
Due to the short term nature of Fed Funds purchased, the carrying amount is considered a reasonable estimate of fair value.

Borrowings:
Borrowings consist of long-term and short-term FHLB advances.  For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value.  Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated debt:
Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Off-balance sheet financial instruments:

Fair values for the Bancorp’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Bancorp’s financial instruments were as follows at December 31, 2011 and December 31, 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$73,570	$73,570	$238,724	$238,724
Investment securities, available-for-sale	79,137	79,137	205,828	205,828
Investment securities, held–to-maturity	319,547	330,809	—	—
Loans held for sale	174,999	174,999	199,970	199,970
Loans receivable, net	1,327,509	1,339,633	663,843	661,320
FDIC loss sharing receivable	13,077	13,077	16,702	16,702
Restricted stock	21,818	21,818	4,267	4,267
Accrued interest receivable	5,011	5,011	3,196	3,196

Liabilities:

Deposits	$1,583,189	$1,610,977	$1,245,690	$1,247,535
Federal funds purchased	5,000	5,000	—	—
Subordinated debt	2,000	2,000	2,000	2,000
Borrowings	331,000	332,847	11,000	10,756
Accrued interest payable	1,478	1,478	1,657	1,657

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value

U.S. Treasury and government agencies	$-	$1,001	$-	$1,001
Mortgage-backed securities	-	53,398	2,894	56,292
Asset-backed securities	-	627	-	627
Corporate bonds	-	-	19,217	19,217
Municipal securities	-	2,000	-	2,000
	$-	$57,026	$22,111	$79,137

	December 31, 2010
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
U.S. Treasury and government agencies	$—	$1,681	$—	$1,681
Mortgage-backed securities	39	201,535	—	201,574
Asset-backed securities	—	722	—	722
Municipal securities	—	1,851	—	1,851
	$39	$205,789	$—	$205,828

 The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized as follows:

	Mortgage-backed
	Securities	Corporate Notes	Total
Balance at January1,2011	$-	$-	$-
Total gains(losses)included in other
Comprehensive income(before taxes)	-	(783)	(783)
Purchases	2,894	20,000	22,894
Balance at December 31,2011	$2,894	$19,217	$22,111

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
	December 31, 2011
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
Impaired loans, net of specific reserves of $5,676	$—	$—	$15,579	$15,579
Other real estate owned	—		2,648	2,648
	$—	$—	$18,227	$18,227

	December 31, 2010
	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value
Impaired loans, net of specific reserves of $10,318	$—	$—	$22,695	$22,695
Other real estate owned	—	—	1,361	1,361
	$—	$—	$24,056	$24,056

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

NOTE 19 - LEGAL CONTINGENCIES

On November 15, 2010, Customers Bank filed suit against Open Solutions, Inc. (“OSI”) in the United States District Court for the Eastern District of Pennsylvania, seeking damages for failure to assist in the conversion of system and customer information associated with the former USA Bank and requesting injunctive relief to compel OSI to assist with the deconversion of the former USA Bank’s systems. OSI filed counterclaims against Customers Bank on November 24, 2010, asserting claims for breach of contract and breach of settlement agreement. In support of its breach of contract claim, OSI alleged that Customers Bank “assumed” the former-USA Bank agreements and is bound by those agreements. OSI claimed that it has sustained damages in excess of $1 million. Customers Bank disputed that it has any liability to OSI. Prior to trial, OSI dismissed with prejudice its settlement agreement claim.  Trial was held on February 24, 2011.  On March 7, 2011, the Court ruled against Customers Bank and in favor of OSI as follows: judgment was entered against Customers on OSI’s claim that the agreements between OSI and USA Bank were assumed by Customers Bank and judgment was entered against Customers on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in the amount of $104,000; the Court found there was no breach of the second agreement by Customers Bank and no proof of damages.  OSI has filed a motion for payment of legal fees and costs associated with the litigation, which are estimated to be around $205,000.  Customers Bank has filed a motion with the District Court to vacate the judgment and to enter judgment in favor of Customers on OSI’s counterclaim.  In addition, the FDIC has filed a motion to intervene in the litigation, and has also sought dismissal of OSI’s counterclaims on jurisdictional grounds.  On May 3, 2011, the Court granted the FDIC’s motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim.  On August 9, 2011, the District Court granted the FDIC’s motion to dismiss and vacated the judgment entered against Customers Bank.  The Court denied the Bank’s post-trial motion as moot because of the Court’s vacatur of the judgment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 19 - LEGAL CONTINGENCIES (Continued)

On September 2, 2011, OSI filed a notice of appeal to the United States Court of Appeals for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss.  The Third Circuit has not yet set a schedule for briefing or argument.

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

On September 17, 2011, Customers Bank and Customers Bancorp, Inc. completed a Plan of Merger and reorganization pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three-to-one basis for shares of common stock and non-voting common stock of the Bancorp.

Balance Sheet
December 31, 2011
Assets
Cash in subsidiary bank	$4,999
Investment in and receivable due from subsidiary	142,749
Total assets	$147,748

Shareholders’ Equity	$147,748

Income Statement
Year Ended
December 31, 2011
Equity in undistributed income of subsidiary	$4,034
Net income	4,034
Dividends on preferred stock	44
Net income available to common shareholders	$3,990

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended
December 31, 2011
Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$4,034
Adjustments to reconcile net income to net cash used
in operating activities:
Equity in undistributed earnings of subsidiary	(4,034)
Net Cash Used in Operating Activities	-
Cash Flows from Investing Activities:
Payments for investments in and advances to
subsidiaries	(4,420)
Net Cash Used by investing activities	(4,420)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	13,000
Purchase of treasury stock	(500)
Repayment of TARP	(3,037)
Dividends paid	(44)
Net Cash Provided by Financing Activities	9,419
Net Increase in Cash and Cash Equivalents	4,999
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$4,999

CUSTOMERS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Consolidated Results of Operations
(in thousands, except share and per share data)
(unaudited)

	2011
Quarter Ended	December 31	September 30	June 30	March 31
Interest income	$19,494	$15,409	$14,697	$11,839
Interest expense	5,422	5,696	5,790	5,555
Net interest income	14,072	9,713	8,907	6,284
Provision for loan losses	2,900	900	2,850	2,800
Non-interest income	4,406	3,591	2,519	3,136
Non-interest expenses	10,822	9,129	8,366	8,992
Income (loss) before income taxes	4,756	3,275	210	(2,372)
Provision for (benefit from) income taxes	1,536	930	65	(696)
Net income (loss)	3,220	2,345	145	(1,676)
Preferred stock dividends	39	5	-	-
Net income (loss) applicable to common shareholders	$3,181	$2,340	$145	$(1,676)
Earnings per common share:
Basic	$0.28	$0.24	$0.01	$(0.20)
Diluted	0.27	0.23	0.01	(0.20)

	2010
Quarter Ended	December 31	September 30	June 30	March 31
Interest income	$11,767	$9,466	$5,754	$3,920
Interest expense	4,565	3,220	2,124	1,637
Net interest income	7,202	6,246	3,630	2,283
Provision for loan losses	850	4,075	1,100	4,372
Non-interest income	1,845	41,660	1,512	653
Non-interest expenses	7,481	11,542	3,612	3,533
Income (loss) before income taxes	716	32,289	430	(4,969)
Provision for income taxes	276	4,455	-	-
Net income (loss)	$440	$27,834	$430	$(4,969)
Earnings per common share:
Basic	$0.06	$3.86	$0.06	$(1.39)
Diluted	0.06	3.81	0.06	(1.39)

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 22 - SUBSEQUENT EVENTS

Due to our significant growth and evolution as a bank since 2009, including raising more than $100 million in equity, increasing assets to over $2 billion and significantly increasing our equity base, in February 2012 the Compensation Committee recommended and the board of directors approved a restricted stock reward program that provided for the grant of restricted stock units to certain directors and senior executives of the Bancorp and the Bank.  Pursuant to the program, restricted stock units for 185,185 shares of our common stock and 211,640 shares of our Class B Non-Voting common stock were granted on February 16, 2012 pursuant to the 2004 Plan.  Of this amount, our executive officers received restricted stock units for 126,984 shares of common stock and 211,640 shares of Class B Non-Voting common stock in the aggregate and our non-employee directors received 15,876 shares of common stock in the aggregate.  One requirement for vesting is that the recipient of the restricted stock units remains an employee or director through December 31, 2016, subject to earlier vesting upon a change in control resulting in any one shareholder owning more than 24.9% of the outstanding stock of the Bancorp.  The second vesting requirement for each award (both must be met to vest) is that our common stock trades at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five year period ending DEcember 31, 2016.  If the restricted stock units vest, the recipient will receive shares of our common stock on December 31, 2016.  The fair value of this award at the date of grant is $5 million and will be expensed over the requisite service period of 5 years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Customer Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customer Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customer Bancorp’s disclosure controls and procedures were effective at December 31, 2011.

This Annual Report on Form 10-K does not include and we have not previously performed or provided a report of management’s assessment regarding internal control over financial reporting or an attestation report of Customers Bancorp’s registered public accounting firm due to a transition period established by rules of the SEC for new public companies. Under the rules of the SEC, management’s first assessment regarding internal control over financial reporting will be included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages, positions and business backgrounds of each of the directors and executive officers of Customers Bancorp are provided below.

OUR BOARD OF DIRECTORS AND MANAGEMENT

The board members of Customers Bancorp are:

Name	Director Since*	Position	Age	Term Expires:
John R. Miller	2010	Director	65	2013
Daniel K. Rothermel	2009	Director, Lead Independent Director	73	2013
Jay S. Sidhu	2009	Director, Chairman and Chief Executive Officer	60	2012
T. Lawrence Way	2005	Director	63	2014
Steven J. Zuckerman	2009	Director	47	2014

*Includes services as a director of Customers Bank prior to the Reorganization.

Below are the biographies of our directors, as well as information on their experience, qualifications and skills that support their service as a director of Customers Bancorp:

Jay S. Sidhu, Chairman and Chief Executive Officer of Customers Bancorp and Customers Bank

Mr. Sidhu has served as Chairman and Chief Executive Officer of Customers Bank since the second quarter of 2009 and of Customers Bancorp since its inception in April 2010.  Before joining Customers Bank, Mr. Sidhu was the Chief Executive Officer of Sovereign Bank from 1989 until his resignation and retirement in October 2006, and its Chairman from 2002 until December 2006.  He was the Chairman and Chief Executive Officer of SIDHU Advisors, LLC, a Florida based private equity and financial services consulting firm, from 2007 to the first quarter of 2009.  He has received Financial World’s CEO of the year award and was named Turnaround Entrepreneur of the Year.  He has received many other awards and honors, including a Hero of Liberty Award from the National Liberty Museum.  Since 2010, Mr. Sidhu has been a director of Atlantic Coast Bank Financial Corp., the holding company for Atlantic Coast Bank, a federal savings bank with branches in Florida and Georgia, and has served as its Non-Executive Chairman of the board of directors since May 2011.  Mr. Sidhu has also served on the boards of numerous businesses and not-for-profits, including as a member of the board of Grupo Santander.  He obtained an MBA from Wilkes University and is a graduate of Harvard Business School’s Leadership Course.  Mr. Sidhu also helped establish the Jay Sidhu School of Business and Leadership at Wilkes University.

Mr. Sidhu’s demonstration of day-to-day leadership combined with his extensive banking sector experience provide the board with intimate knowledge of our direction and strategic opportunities.

Daniel K. Rothermel, Director

Mr. Rothermel has been the President and Chief Executive Officer of Cumru Associates, Inc., a private holding company located in Reading, Pennsylvania since 1989, and served over twenty years on the board of directors of Sovereign Bancorp and Sovereign Bank.  At Sovereign, he was lead independent Director and served on the Audit, Governance, and Risk Management Committee and was chairman of the Executive Committee.  He is a graduate of The Pennsylvania State University with a B.S. in Business Administration (finance and accounting) and of American University with a Juris Doctor.

Mr. Rothermel’s background as an attorney and general counsel, plus his extensive service as a director of Sovereign Bank provide unique and valuable perspective to the board.

John R. Miller, Director

Mr. Miller has been a member of the Board of Trustees of Wilkes University since 1996, including as Chairman of the Board of Trustees from 2005 to 2008. Mr. Miller is presently in a second term as Chairman of the Board of Trustees of Wilkes University commencing June 2011.  He has also been the Chairman of the Board of Trustees of the Osborn Retirement Community since 2006.  Mr. Miller served in various capacities as an accountant at KPMG, LLP from 1968 to January 2005, including a tenure as Vice Chairman from 1999 to 2004, as a member of the Board of Directors from 1993 to 1997, and as a member of the Management Committee from 1997 to 2004.  He was the Chairman of the United States Comptroller General’s Governmental Auditing Standards Advisory Council from 2001 to 2008.  He has received the Ellis Island Medal of Honor, recognizing distinguished Americans who have made significant contributions to the nation’s heritage.  Mr. Miller is a graduate of Wilkes University with a B.S. in Commerce and Finance and is registered as a certified public accountant in both Pennsylvania and New York.

Mr. Miller’s 36 years of experience at KPMG, LLP and 7 years as Chairman of the US Comptroller’s General Auditing Standards Advisory Council have given him valuable experience and insight into auditing, accounting and financial reporting, making him a valuable asset to Customers Bancorp’s board.

Our board of directors has determined that Mr. Miller is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

T. Lawrence Way, Director

Mr. Way is the retired President, CEO and Chairman of the Board of Directors of Alco Industries, Inc., an employee-owned diversified manufacturing company.  Over his 34-year career with Alco, Mr. Way has held various positions at Alco, including serving as the President and CEO from October 2000 to September 2008, CEO from October 2008 to September 2010 and Chairman of the Board from 2004 to 2011.  He continued as a member of the Board of Directors of Alco and chaired its Audit Committee until February 9, 2012.  Mr. Way is a Certified Public Accountant, received a Masters in Business Administration from Mount St. Mary’s College, a Juris Doctor degree from Rutgers-Camden School of Law, and graduated from Tufts University.  He has experience in varied management, finance, operations and mergers and acquisitions.

Mr. Way’s background as an attorney and certified public accountant, as well as his experience leading a company through the current economic, social and governance issues as Chairman and Chief Executive Officer of Alco Industries, Inc., make him well-suited to serve on the board.

Steven J. Zuckerman, Director

Mr. Zuckerman, President and CEO of Clipper Magazine, graduated from Franklin & Marshall College with a B.A. in Business Management in 1985.  While in college, he co-founded the Campus Coupon Clipper, a predecessor to Clipper Magazine, now, a full-service media company, with numerous subsidiaries, including Loyal Customer Club, Spencer Advertising & Marketing, Clipper Web Development, The Menu Company, Total Loyalty Solutions, Clipper Graphics and Clipper TV.  Clipper Magazine has over 550 individual market editions in over 31 states with 1,200 employees around the country, including approximately 500 in Lancaster County, Pennsylvania.  He is a partner in Opening Day Partners, owner and operator of the Atlantic League of Professional Baseball Teams and Stadiums in New Jersey, Maryland and South Central Pennsylvania.

Mr. Zuckerman’s experience in the advertising industry make him uniquely situated to provide the board with insight in the key areas of marketing and customer strategies.

Executive Officers

Richard Ehst, President and Chief Operating Officer of Customers Bancorp and Customers Bank - Age 66

Mr. Ehst has served as President and Chief Operating Officer of Customers Bank since August 2009 and of Customers Bancorp since its inception in April 2010.  Mr. Ehst served as Regional President for Berks County of Sovereign Bank from May 2004 until January 2007, and as Executive Vice President, Commercial Middle Market, Mid-Atlantic Division, of Sovereign Bank from January 2007 until August 2009.  Mr. Ehst also served as the Managing Director of Corporate Communications for Sovereign Bank from 2000 until 2004 where his responsibilities included reputation risk management and marketing services support systems.  Before joining Sovereign Bank in 2000, Mr. Ehst was an independent consultant to more than 70 financial institutions in the mid-Atlantic region, including Sovereign Bank, where he provided guidance on regulatory matters, mergers and acquisitions, and risk management.  Mr. Ehst also began serving as a Trustee of Albright College in 2010.  Mr. Ehst has also served as a director of Customers Bank since August 2009.

Thomas Brugger, Chief Financial Officer and Treasurer of Customers Bancorp and Chief Financial Officer of Customers Bank - Age 45

Mr. Brugger has served as Chief Financial Officer of Customers Bank since September 2009 and as Chief Financial Officer and Treasurer of Customers Bancorp since its inception in April 2010.  Prior to joining Customers Bank, Mr. Brugger was employed by Sovereign Bank for 15 years in the roles of Corporate Treasurer, Chief Investment Officer and Portfolio Manager.  At Sovereign Bank, Mr. Brugger was responsible for investment portfolio management, wholesale funding, liquidity, regulatory and economic capital, securitization, interest rate risk, business unit profitability, budgeting, and treasury operations.  He was Chairman of the Asset/Liability committee and all pricing committees.  In addition, he participated in 19 acquisitions while at Sovereign Bank.  Before Sovereign Bank, he worked in the treasury department and internal audit at Independence Bancorp.

Warren Taylor, President and Director of Community Banking for Customers Bank - Age 54

Mr. Taylor is the President and Director of Community Banking for Customers Bank.  He joined Customers Bank in July 2009.  Prior to Customers Bank, Mr. Taylor was employed by Sovereign Bank for 20 years in the role of Division President.  At Sovereign Bank, Mr. Taylor was responsible for retail banking in various markets in southeastern Pennsylvania and central and southern New Jersey.  Mr. Taylor was actively involved with team member selection from the branch manager role and higher.

Glenn A. Hedde, President of Mortgage Warehouse Lending for Customers Bank  - Age 51
Mr. Hedde is the President of Customers Bank Mortgage Warehouse Lending.  He joined Customers Bank in August 2009, and immediately prior to that he provided consulting services in the banking, mortgage banking and multi-family lending industries from August 2008 to July 2009.  Mr. Hedde was the President of Commercial Operations at Popular Financial Holdings, LLC from 2000 to 2008.  During his time at Popular Financial, Mr. Hedde was a member of a senior leadership team with direct responsibility for management of more than $300 million in mortgage warehouse lending assets.  Additionally, Mr. Hedde was responsible for business development, risk management, collateral operations and compliance at Popular Financial.  Mr. Hedde also previously worked in mortgage banking, business development, and credit quality management for various companies including GE Capital Mortgage Services, Inc. and PNC Bank.

Messrs. Taylor and Hedde are executive officers of Customers Bank only, but are also deemed executive officers of Customers Bancorp pursuant to the rules of the SEC.

Federal Reserve Board Application to Appoint Director

We submitted an application to the Federal Reserve Board (“FRB”) in  2011 requesting approval for Bhanu Choudhrie to serve as a director of Customers Bancorp, but have not yet received a determination from the FRB.  If approved by the FRB, we intend to appoint Mr. Choudhrie to be a director of Customers Bancorp, subject to his consent to serve as a director at such time.  If approved, his appointment may be subject to the board of directors increasing the size of the board or appointing Mr. Choudhrie to a vacancy (if one existed at the time).  Alternatively, the Board may seek to nominate Mr. Choudhrie as a director for election by the shareholders at the next annual meeting of shareholders.

Mr. Choudhrie, age 33, served as a director of Customers Bank since July 2009.  Mr. Choudhrie has been Executive Director of C&C Alpha Group Limited, a London based family private equity group, since November 2006, and was the Executive Director of C&C Business Solutions Ltd. from June 2003 to November 2006.  In July 2010, Mr. Choudhrie became a director of Atlantic Coast Financial Corporation, the holding company for Atlantic Coast Bank, a federal savings bank with branches in Florida and Georgia.   Mr. Choudhrie is a private equity investor with investments in the United States, United Kingdom, Europe and Asia.  C&C Alpha Group was founded in 2002.  The company, with global headquarters in London, has established offices in several countries.  Its team is comprised of entrepreneurs, financial analysts, project developers, project managers and strategy consultants.

Director Nominations

Our bylaws contain provisions that address the process by which a shareholder may nominate a director to stand for election to the board of directors at our Annual Meeting of Shareholders.

In evaluating director nominees, the Nominating and Corporate Governance Committee (the “Committee”) considers the following factors:

• The appropriate size of our board of directors and its committees;

• The perceived needs of the board for particular skills, background, and business experience;

• The skills, background, reputation, and business experience of nominees compared to the skills, background, reputation, and business experience already possessed by other members of the board; and

• The nominees’ independence.

There are no stated minimum criteria for director nominees, and the Committee may also consider such other factors as it may deem are in our best interests and the interests of our shareholders. The Committee does, however, believe it appropriate for at least one member of the board to meet the criteria for an “audit committee financial expert,” that a majority of the members of the board meet the definition of “independent director” under Nasdaq Rules, and that one or more key members of management participate as members of the board.

While we have no formal policy with respect to diversity on the board, in order to enhance the overall quality of the board’s deliberations and decisions, the Committee seeks candidates with diverse professional backgrounds and experiences, representing a mix of industries and professions with varied skill sets and expertise.

The Committee identifies nominees by first evaluating the current members of the expiring class of directors willing to continue in service. Current members of the expiring class with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by members of the expiring class with that of obtaining a new perspective.  If any member of the expiring class does not wish to continue in service or if the Committee or the board decides not to re-nominate a member for reelection, the Committee identifies the desired skills and experience of a new nominee, and discusses with the board suggestions as to individuals that meet the criteria. The Committee has not in the past engaged third parties to identify, evaluate, or assist in identifying potential nominees, but relies on community and business contacts it has established through its directors, officers and professional advisors to help it identify potential director candidates when a specific need is identified.

The Committee will evaluate any recommendation for a director nominee proposed by a shareholder. In order to be evaluated in connection with the Committee’s procedures for evaluating potential director nominees, any recommendation for director nominee must be submitted in accordance with our procedures for shareholder nominees described below. In particular, all nominations made by a shareholder must be made in writing, delivered or mailed by registered or certified mail, postage prepaid, return receipt requested, to the Secretary of the Company (at our corporate headquarters in Wyomissing, Pennsylvania) and received by the Secretary not less than ninety (90) days nor more than one hundred and twenty (120) days prior to any meeting of the shareholders called for the election of directors. If less than ninety seven (97) days’ notice of the meeting is given to the shareholders (which notice may be provided by press release reported by a national news service or an SEC filing pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”)), the nomination shall be delivered or mailed to the Secretary and received by the Secretary not later than the close of business on the seventh (7th) day following the day on which notice of the meeting was given to shareholders (whether by mailing the notice of meeting or such other means described above). Every nomination must include: (a) the consent of the person nominated to serve as a director if elected; (b) the name, age, business address and residence address of the nominee; (c) the principal occupation or employment of the nominee; (d) the number of shares of the Company beneficially owned by the nominee; (e) the name and address of the notifying shareholder; (f) the number of shares of the Company owned by the notifying shareholder; and (g) all other information relating to the nominee and the notifying shareholder that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act of 1934 and Rule 14a-11 there under (including such person’s written consent to being named in the proxy statement as a nominee).

Code of Conduct

Each of our directors, officers and employees are required to comply with the Customers Bancorp, Inc. Code of Conduct adopted by us.  The Code of Conduct sets forth policies covering a broad range of subjects and requires compliance with laws and regulations applicable to our business.  The Code of Conduct is available on our website at www.customersbank.com, under the “About Us-Corporate Governance-Code of Conduct” captions.  We will post to our website any amendments to the Code of Conduct, or waiver from the provisions thereof for executive officers or directors, under the “About Us-Corporate Governance-Code of Conduct” caption.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our executive compensation program and addresses how we made executive compensation decisions for our senior executive officers during fiscal year 2011.  The senior executive officers covered by this Compensation Discussion and Analysis are the “named executive officers” set forth in the Summary Compensation Table beginning on page 132 of this Form 10-K (“Summary Compensation Table”).

Compensation Objectives and the Focus of Compensation Rewards

Our compensation program is designed to attract highly qualified individuals, retain those individuals in a competitive marketplace for executive talent and motivate performance in a manner that maximizes corporate performance while ensuring that these programs do not encourage unnecessary or excessive risks that threaten the value of the Company. We seek to align individual performance with long-term strategic business objectives and shareholder value, and believe that the combination of executive compensation provided fulfills these objectives.

Currently, our executive compensation program has three key elements: (1) salary, (2) bonus, and (3) long-term equity incentives.  The mix of short term performance incentives versus long term incentives are reviewed annually by the Compensation Committee with the intention of achieving a reasonable balance of those incentives.  However, we do not have set percentages of short term versus long term incentives.  We also do not have a policy with respect to the mix between the cash and equity components of executive compensation, although as noted below certain portions of the annual bonus are paid in stock and subject to a long-term vesting period before payout.

Compensation philosophy is ultimately determined by the Board of Directors, based upon the recommendations of the Compensation Committee, which is comprised solely of independent directors as defined by the rules of Nasdaq.  Our Chief Executive Officer makes recommendations to the Compensation Committee concerning the compensation of other executive officers, but does not participate in establishing his own compensation.  As part of this process, the Compensation Committee reviews a report provided by its compensation consultant, Vistra Partners, LLC (“Consultant”), that compares each named executive officer’s compensation to peer group executive compensation (“Report”).  The Compensation Committee generally seeks to provide salary and bonus compensation to the named executive officers at approximately the median of its competitors in the banking industry as reported by a compensation survey.  In 2011, the Compensation Committee used the Towers Watson compensation survey for banks with assets below $2 billion, although the Compensation Committee (as ratified by the Board of Directors) generally paid salary and bonus levels for the named executive officers that were below the median due to the start-up nature of the Company at the time.  As the Company matured and experienced significant growth in 2011, the Compensation Committee determined to increase salaries in February 2012 and used the SNL Financial Survey for banks as the relevant peer group, which decision was ratified by our Board of Directors and are described below under “Salary.”  The Compensation Committee also reviewed the median salary and bonuses under the L.R. Webber survey as a market check on local compensation market practices.  The Compensation Committee retains the flexibility to consider, in its sole discretion, various subjective factors when making compensation decisions.

The guiding principle of our compensation philosophy is that the compensation of executive officers should be based primarily on the financial performance of the Company, and partially on individual performance.  While this “pay-for-performance” philosophy requires the Compensation Committee to first consider our profitability, the Compensation Committee does not intend to reward unnecessary or excessive risk taking.  These principles are reflected in the specific elements of the compensation program, particularly the bonus and long-term equity income programs, as described below.

Role of the Compensation and Corporate Governance Committee

The Compensation Committee assists the Board of Directors in discharging its responsibilities regarding our compensation and benefit plans and practices.  Authority granted to the Compensation Committee is established by the board of directors and also set forth in the charter of the Compensation Committee.  In 2011, the Compensation Committee strongly considered the recommendations of the Chief Executive Officer regarding the other named executive officers.  The recommendations of the Compensation Committee were presented for discussion and final approval at meetings of the full Board of Directors.

Specific Elements of the Compensation Program

Described below are the key elements of our compensation program for the named executive officers.

Salary

We believe that a key objective of the salary structure is to maintain reasonable “fixed” compensation costs, while taking into account the performance of the named executive officers.  Base salaries are reviewed annually by the Compensation Committee to determine if any base pay changes should be made for the named executive officers.  Base pay changes, if any, are normally determined after considering the executive’s current base pay position relative to the peer group as reflected in the Report, our performance and the individual’s contribution to that performance for the prior year and the national and regional economic conditions, their effect upon us and how the executive has dealt with them within his or her area of responsibility.  All of the named executive officers joined us in 2009 and did not receive any increase in salary for 2010.  In February 2011, the Compensation Committee reviewed the Report and, based on the recommendation of the Consultant, determined to increase the salary of the named executive officers, which decision was ratified by the Board of Directors and is disclosed in the Summary Compensation Table for 2011.  These salaries were generally set below the median salary for the peer group for their position with the Company.  In making this decision to increase salaries for 2011, the Compensation Committee also considered the strong performance of Customers Bank in 2010, including strong growth in assets, loans, customer base and return on equity, along with the Chief Executive Officer’s leadership in driving this performance.  With regard to the named executive officers other than the Chief Executive Officer, the Compensation Committee considered their contributions to the performance of Customers  Bank (overall and in their functional area) in 2010 as reported by the Chief Executive Officer and his recommendation to increase their salary.

Given our significant growth and evolution as a bank since 2009, including raising more than $100 million in equity, increasing assets to over $2 billion and significantly increasing our equity base, in February 2012 the Compensation Committee reviewed the existing salaries against the peer group as reflected in the Report and determined to increase the salaries for 2012, which decision was ratified by the Board.  The new salaries were generally set below the median for the peer group for their position, which 2012 salaries are disclosed in footnote 2 to the Summary Compensation Table.

Bonuses

Bonuses are designed to motivate executives by rewarding performance.  For all of the named executive officers other than Mr. Hedde, bonuses for 2011 were determined at the discretion of the Compensation Committee, which considered our financial performance, including strong growth in assets, loans, customer base and return on equity, along with the recommendations of the Chief Executive Officer with regard to the other named executive officers.  The decision of the Compensation Committee for 2011 bonuses was ratified by our Board of Directors.  Based on these considerations, in February 2012 the Compensation Committee reviewed the Report and determined to pay a bonus to these named executive officers that was below the median bonus of the peer group for their position, which decision was ratified by the Board.  The Chief Executive Officer also recommended these bonuses for the other executive officers, which was based on their respective contributions to the performance of the areas for which they are responsible. The amount of these cash bonuses for 2011 are disclosed in the footnotes to the “Bonus” column of the Summary Compensation Table for each of the named executive officers.

The 2011 bonus for Mr. Hedde is based on a bonus pool of 10% of the net profit of the mortgage warehouse division, which bonus pool is to be allocated among the employees of this division.  Mr. Hedde’s share of this bonus pool was determined by discussion between Mr. Hedde and the Chief Executive Officer in 2012 following the determination of the amount of the bonus pool, which amount was presented to the Compensation Committee as a recommendation from the Chief Executive Officer, and was also ratified by the Board.  Mr. Hedde was awarded a total bonus of $679,090, which constituted 58% of the total bonus pool for the mortgage warehouse division.  This bonus was paid 60% in cash and 40% in restricted stock units that vest on the third anniversary of the date of the award.  The restricted stock portion was implemented to encourage a long-term view for the operation of this division.

The named executive officers, including Mr. Hedde, were also given the opportunity to participate in our Bonus Recognition and Retention Plan, and each deferred the receipt of a portion of their cash bonus to receive restricted stock in lieu of cash, which restricted stock will vest if the executive officer continues to be employed for five years after the date of the bonus award.  See “Bonus Recognition and Retention Plan” below for a description of this plan, along with the footnotes to the Summary Compensation Table below for a description of the deferrals made by the named executive officers under this plan for their 2011 bonuses.  These awards of stock are subject to forfeiture if the executive does not remain employed over the five year vesting period, which services to incentivize and retain executives.

Long-Term Equity Incentive Compensation

Long-term incentive compensation is intended to motivate and retain executives and reward them based on long-term company performance.  The Compensation Committee believes that equity-based incentive arrangements are among the most effective means available to the Company of aligning the interests of executives with the objectives of shareholders generally, and of building their long term commitment to the organization.  Our shareholders have approved the Management Stock Purchase Plan, the 2010 Stock Option Plan, the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan, and the Bonus Recognition and Retention Program (referred to collectively as “equity compensation programs”).

Our equity compensation programs permit the Compensation Committee to grant stock options, restricted stock, and other types of awards on a discretionary basis, subject to ratification by the board of directors. Upon determination of our performance for the prior fiscal year, in February of each year the Compensation Committee assesses if it will grant long-term equity awards, although it may grant awards at any time of the year in its discretion for new hires, outstanding performance or otherwise.  In February 2011, the Compensation Committee granted Messrs. Taylor and Hedde options to purchase 16,666 and 8,333 shares of our Voting Common Stock, which award was ratified by our Board of Directors.  The Chief Executive Officer made the recommendation to pay these awards based on the strong performance of their respective business units.  In addition, pursuant to the terms of the employment agreement of each of Messrs. Sidhu, Ehst and Brugger, during 2011 they were each granted options to purchase common stock as a result of our successful capital raising activities and the acquisition of another bank.  Each of these options rewarded the executive for transactions to increase the value of the Company, and the structure of these options also serve to retain and incentivize the executive due to the five year vesting of these options and the further vesting condition that the fair value of the common stock increase by 50% before they become exercisable.  The options granted to Messrs. Taylor and Hedde have the same vesting provisions.

Given our significant growth and evolution as a bank since 2009, including raising more than $100 million in equity, increasing assets to over $2 billion and significantly increasing our equity base, in February 2012 the Compensation Committee determined to implement a restricted stock reward program that provided for the grant of restricted stock units to certain directors and senior executives of Customers and Customers Bank, which included awards to each of the named executive officers as set forth below in the “Grant of Plan-Based Awards” table.  This decision of the Compensation Committee was ratified by the Board.  These awards create retention and value creation incentives as the restricted stock units vest if both (i) the holder remains employed through December 31, 2016 (subject to accelerated vesting upon a change of control), and (ii) our Voting Common Stock trades at greater than $18.90 per share, all as described in more detail below under “2012 Restricted Stock Awards Program”.

Perquisites, Post-Retirement and Other Elements of Compensation for Executive Officers

In order to attract and retain qualified executives, we provides executives with a variety of benefits and perquisites, consisting primarily of retirement benefits through a 401(k) plan, executive life insurance, and the use of automobiles.  Details of the values of these benefits and perquisites that were paid to the named executive officers in 2011 may be found in the footnotes and narratives to the Summary Compensation Table.

Employment and Other Agreements

The Compensation Committee believes that it is in the best interest of the Company to promote stability and continuity of senior management.  The Compensation Committee seeks to obtain this goal by providing reasonable assurance to certain of its senior executives so they are not distracted from their duties, especially in light of the uncertainty caused by adverse market conditions and the continued consolidation in the banking industry.  Accordingly, we entered into employment agreements with Mr. Sidhu in 2009 and Messrs. Ehst and Brugger in 2011, the material elements of which are described below in this Form 10-K.  See “Employee Benefits - Officer Employment Agreements” below.  These employment agreements provide for severance to be paid to the executives in connection with a termination of employment, including severance following a change of control.  A summary of the estimated payments to be made as a result of these severance and change of control provisions are described below under “Potential Payments Upon a Change of Control.”  All of these agreements that provide for severance payments following termination in connection with a change in control are structured as “double triggers” based on the Compensation Committee’s determination that such payments should only be made if we terminate the employee in connection with a change in control.  For the foregoing reasons, we also adopted a Supplemental Executive Retirement Plan for Mr. Sidhu.  See “Employee Benefits – Supplemental Executive Retirement  Plan for Chairman and Chief Executive Officer” and the “Pension Benefits” table below for more information on this plan for Mr. Sidhu.

Consideration of Risk

Our compensation methods are discretionary and balance short and long-term goals for our executive officers.  The Compensation Committee strives to provide strong incentives to manage us for the long-term, while avoiding excessive risk taking in the short term.  Goals and objectives reflect a fair mix of quantitative and qualitative factors to avoid excessive reliance on a single performance measure.  As a matter of best practice, beginning in 2010, the Compensation Committee began to annually review the relationship between the risk management practices and the incentive compensation provided to the named executive officers to confirm that the incentive compensation does not encourage unnecessary and excessive risks.

Risk Management Checks and Balances

The Compensation Committee believes that the design and governance of our executive compensation program are consistent with best practices in risk management.  The design of the executive compensation program supports our risk management goals through an interlocking set of checks and balances.

•
Rather than determining incentive compensation awards based on a single metric, the Committee applies its informed judgment taking into account factors such as quality and sustainability of earnings, successful implementation of strategic initiatives and adherence to risk and compliance policies and our other core values.

•
To further ensure that executive officers are focused on long-term performance, a significant portion of our incentive awards (including bonuses paid in stock) are provided as long-term equity awards that do not become earned and paid until three to five years after the grant date.

•	Use of equity awards aligns executive officers’ interests with the interests of shareholders, and their significant stock ownership further enhances this alignment.

Together, these features of the executive compensation program are intended to:

•	Ensure that compensation opportunities do not encourage excessive risk taking;
•	Focus executive officers on managing the Company towards creating long-term, sustainable value for shareholders; and
•	Provide appropriate levels of realized rewards over time.

Compliance with Section 409A of the Internal Revenue Code

The executive compensation arrangements are intended to be maintained in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements and tax penalties on the affected employees if their deferred compensation arrangements do not comply with those restrictions.

Compensation Committee Report

The Compensation Committee of the board of directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based upon this review and discussion, the Compensation Committee recommended to the board of directors that the  Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Steven Zuckerman, Chair
Daniel Rothermel

SUMMARY COMPENSATION TABLE

The table below sets forth the following information for each of the named executive officers for the fiscal year ended December 31, 2011: dollar value of (1) base salary and bonus earned; (2) stock awards and option awards; (3) all other compensation; and (4) total compensation.

Name & Principal Position	Salary ($) (1)	Bonus ($)		Stock Awards ($) (7)		Option Awards ($) (8)	All Other Compensation ($) (9)	Total ($)
Jay S. Sidhu Chairman & CEO	300,000	150,000	(2)	300,000		976,212	13,454	1,739,666

Richard A. Ehst President & COO	225,000	84,375	(3)	56,250		146,433	14,250	526,308

Thomas R. Brugger EVP & Chief Financial Officer	225,000	56,250	(4)	112,500		146,433	16,704	556,887

Warren Taylor President and Director of Community Banking	190,000	37,500	(5)	75,000		55,230	0	357,730

Glenn A. Hedde President of Customers Bank Mortgage Warehouse Lending	190,000	164,400	(6)	624,290	(6)	27,615	5,662	1,011,967

(1)
Represents annual salary for 2011.  The annual salary for each of the named executive officers was increased for 2012 to the following: Mr. Sidhu - $500,000; Mr. Ehst - $320,000 Mr. Brugger - $300,000; Mr. Taylor - $200,000; and Mr. Hedde - $200,000.

(2)
Mr. Sidhu earned a cash bonus of $300,000 for 2011; however, he elected to receive 50% in cash ($150,000) and to defer 50% of this bonus under the Bonus Recognition and Retention Program (“BRRP”) pursuant to which after a 5 year vesting period he will receive his deferred bonus, along with a Company match of $150,000 ($300,000 in total), in the form of 23,809 shares of Voting Common Stock plus any shares resulting from the deemed reinvestment of dividends on those 23,809 shares.  If Mr. Sidhu does not remain employed during this 5 year vesting period, he will forfeit the right to receive these shares.  See “Bonus Recognition and Retention Program” below for more details regarding this deferral.

(3)
Mr. Ehst earned a cash bonus of $112,500 for 2011; however, he elected to receive 75% in cash ($84,375) and to defer 25% of this bonus under the BRRP pursuant to which after a 5 year vesting period he will receive his deferred bonus, along with a Company match of $28,125 ($56,250 in total), in the form of 4,464 shares of Voting Common Stock plus any of the shares resulting from the deemed reinvestment of dividends on those 4,464 shares.  If Mr. Ehst does not remain employed during this 5 year vesting period, he will forfeit the right to receive these shares.  See “Bonus Recognition and Retention Program” below for more details regarding this deferral.

(4)
Mr. Brugger earned a cash bonus of $112,500 for 2011; however, he elected to receive 50% in cash ($56,250) and to defer 50% of this bonus under the BRRP pursuant to which after a 5 year vesting period he will receive his deferred bonus, along with a Company match of $56,250 ($112,500 in total), in the form of 8,928 shares of Voting Common Stock plus any of the shares resulting from the deemed reinvestment of dividends on those 8,928 shares.  If Mr. Brugger does not remain employed during this 5 year vesting period, he will forfeit the right to receive these shares.  See “Bonus Recognition and Retention Program” below for more details regarding this deferral.

(5)
Mr. Taylor earned a cash bonus of $75,000 for 2011; however, he elected to receive 50% in cash ($37,500) and to defer 50% of this bonus under the BRRP pursuant to which after a 5 year vesting period he will receive his deferred bonus, along with a Company match of $37,500 ($75,000 in total), in the form of 5,952 shares of Voting Common Stock plus any of the shares resulting from the deemed reinvestment of dividends on those 5,952 shares.  If Mr. Taylor does not remain employed during this 5 year vesting period, he will forfeit the right to receive these shares.  See “Bonus Recognition and Retention Program” below for more details regarding this deferral.

(6)
Mr. Hedde earned a cash bonus of $679,090 for 2011; however, pursuant to the terms of his bonus arrangement he is required to have a portion (60%) of his aggregate bonus for 2011 paid through the issuance of 32,150 restricted stock units.  These restricted stock units were granted in February 2012 under the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (the “2004 Plan”), and they will become 100% vested on the third anniversary of the date of grant. With regard to the remaining 40% cash portion of the bonus ($274,000), Mr. Hedde elected to receive 60% of this amount in cash ($164,400) and to defer 40% of this amount under the BRRP pursuant to which after a 5 year vesting period this 40% ($109,600) of his 2011 bonus, along with an equal Company match of $109,600 ($219,200 in total)), will be paid through the issuance of 17,396 shares of Voting Common Stock under the 2004 Plan, plus any of the shares resulting from the deemed reinvestment of dividends on those 17,396 shares.  If Mr. Hedde does not remain employed during this 5 year vesting period, he will forfeit the right to receive these shares.  See “Bonus Recognition and Retention Program” below for more details regarding this deferral.

(7)
Represents the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 of the stock awards described in footnotes 2-6 above.  The grant date fair values have been determined based on the assumptions and methodologies set forth in our 2011 financial statements included herein (Note 12-Stock Based Compensation Plans).

(8)
Represents the grant date fair value, as calculated in accordance with FASB ASC Topic 718 of option awards granted in 2011 under our Amended and Restated 2010 Stock Option Plan (the "2010 Stock Option Plan").  See footnote 1 to the “Grant of Plan-Based Awards” table below for more information on these options.  The grant date fair values have been determined based on the assumptions and methodologies set forth in our 2011 financial statements included herein (Note 12-Stock Based Compensation Plans).

(9)
The amounts listed in this column include matching 401(k) contributions paid under our 401(k) Retirement Savings and Profit Sharing Plan for each of Messrs. Sidhu, Brugger and Hedde, car allowance payments for each of Messrs. Ehst and Brugger, and a golf club membership for Mr. Ehst.  The Company provides Mr. Sidhu with an automobile which he primarily uses for business purposes.  All Other Compensation for Mr. Sidhu also includes the value attributable to Mr. Sidhu’s personal use of this automobile in 2011.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding awards granted to each of our named executive officers with respect to 2011:

Name	Grant date	All other stock awards: Number of shares of Common Stock (#) (1)	All other option awards: Number of shares of Common Stock underlying options (#) (2)	Exercise or base price of option awards ($/Sh) (3)	Grant date fair value of stock and option awards ($) (4)
Jay S. Sidhu	1/31/2011		76,458	12.00	264,722
	2/28/2011		33,516	12.00	108,604
	3/7/2011		26,830	12.00	72,371
	9/17/2011		62,399	13.20	205,761
	9/30/2011		98,485	13.20	324,754
	2/16/12	23,809			300,000
Richard A. Ehst	1/31/2011		11,468	12.00	39,708
	2/28/2011		5,027	12.00	16,291
	3/7/2011		4,024	12.00	10,856
	9/17/2011		9,360	13.20	30,865
	9/30/2011		14,773	13.20	48,714
	2/16/12	4,464			56,250
Thomas R. Brugger	1/31/2011		11,468	12.00	39,708
	2/28/2011		5,027	12.00	16,291
	3/7/2011		4,024	12.00	10,856
	9/17/2011		9,360	13.20	30,865
	9/30/2011		14,773	13.20	48,714
	2/16/2012	8,928			112,500
Warren Taylor	2/17/2011		16,666	12.00	55,230
	2/16/2012	5,952			75,000
Glenn A. Hedde	2/17/2011		8,333	12.00	27,615
	2/16/2012	17,396			219,200
	2/16/2012	32,150			405,090

(1)
Represents restricted stock units received in lieu of cash bonuses earned for 2011 under the 2004 Plan as described in footnotes 2-6 to the “Summary Compensation Table” above.  All restricted stock units are for shares of Voting Common Stock.  Excludes 24,479 restricted stock units issued to Mr. Hedde on February 17, 2011 under the 2004 Plan as they were issued in lieu of a portion of Mr. Hedde’s cash bonus earned for 2010.  See footnote 13 to the “Outstanding Equity Awards at Fiscal Year End Table” below for more details on this award.

(2)
Includes options awarded on January 31, 2011, February 28, 2011, March 7, 2011, September 17, 2011 and September 30, 2011 to Messrs. Sidhu, Ehst and Brugger, which were awarded under the 2010 Stock Option Plan pursuant to the terms of their employment agreements.  See “Stock Option Grants in Connection with Recent Transactions” and “Officer Employment Agreements” below for more details on these awards.  Also includes options awarded on February 17, 2011 to Messrs. Taylor and Hedde under our 2010 Stock Option Plan.  All of these awards vest on the fifth anniversary of the date of grant, subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  All of these options are non-qualified stock options and entitle the holder to purchase shares of Voting Common Stock.  However, the September 17, 2011 and the September 30, 2011 options awards to Mr. Sidhu were cancelled on March 6, 2012, and new options to purchase the same number of shares of Class B Non-Voting Common Stock upon the same terms (including the same exercise price and expiration date) were issued.  The cancellation and grant were done to correct an inadvertent mistake of originally awarding these as options to purchase shares of Voting Common Stock.

(3)	Exercise price for stock options is based on the sale price of the Voting Common Stock in the most recent private offering prior to the date the award is granted.

(4)
Represents the grant date fair value, as calculated in accordance with FASB ASC Topic 718 of these option or stock awards.  The grant date fair value has been determined based on the assumptions and methodologies set forth in our 2011 financial statements included herein (Note 12-Stock Based Compensation Plans).

Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan

During 2004, our shareholders approved the 2004 Plan, which was amended and restated in September 2011 by approval of our shareholders.  Our board of directors also amended and restated the 2004 Plan in March 2012 primarily to reflect changes effectuated by the Reorganization.  The purpose of the 2004 Plan is to promote the success and enhance our value by linking the personal interests of the members of the board of directors and our employees, officers and executives to those of our shareholders and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to our shareholders. The 2004 Plan is further intended to provide us flexibility to motivate, attract and retain the services of members of our board of directors, employees, officers and executives.

The 2004 Plan is administered by the Compensation Committee of the board of directors or, in certain cases, by the full board of directors.  It provides for the grant of options, some or all of which may be structured to qualify as incentive stock options under Section 422 of the Code (“ISOs”) if granted to employees, and for the grant of stock appreciation rights, restricted stock and unrestricted stock up to a total of 500,000 shares of common stock.  As of February 25, 2012, 46,128 shares were available for grant under the 2004 Plan.  Unless sooner terminated by the board, the 2004 Plan will expire ten (10) years from the date the 2004 Plan was approved by our shareholders, which was September 6, 2011.

Management Stock Purchase Plan

In December 2010, our shareholders approved our Management Stock Purchase Plan (the “Management Stock Purchase Plan”), which consisted of a pool of 233,334 shares of our Voting Common Stock that may be offered for purchase by senior management personnel at a deeply-discounted purchase price of $1.00 per share during a short election period.  As of February 25, 2012, no shares were available for grant under the Management Stock Purchase Plan, and the Management Stock Purchase Plan was terminated on March 6, 2012 by our board of directors.  The Management Stock Purchase Plan provided us with a flexible way to motivate, attract and retain the services of employees, officers and executives upon whose judgment, interest and special effort the successful conduct of our operations largely depend.  The Management Stock Purchase Plan was intended to promote our success and enhance our value by linking the personal interests of our executive and senior management-level employees to those of our shareholders, and by providing those individuals with an incentive for outstanding performance in order to generate superior returns to shareholders.

Amended and Restated 2010 Stock Option Plan

In December 2010, our shareholders approved the 2010 Stock Option Plan, which was amended and restated in March 2012 by our board of directors primarily to reflect changes effectuated by the Reorganization.  The 2010 Stock Option Plan provides for the grant of stock options to our management personnel, other employees and non-employee members of the board of directors.  The purpose of the 2010 Stock Option Plan  is to promote our success and enhance our value by linking the personal interest of our employees, officers, executives and non-employee directors to those of our shareholders and by providing those individuals with an incentive for outstanding performance in order to generate superior returns to shareholders.  The 2010 Stock Option Plan provides flexibility for us to motivate, attract, and retain the services of our employees, officers, executives and non-employee directors upon whose judgment, interest and special effort the successful conduct of our operations largely depend.  The options can take the form of either tax-qualified ISOs or non-qualified stock options (“NQOs”), although only NQOs may be granted to non-employee directors.

The 2010 Stock Option Plan consists of a pool of the lesser of 3,333,334 shares of our Voting Common Stock and Class B Non-Voting Common Stock, or fifteen percent (15%) of the number of shares of Voting Common Stock and Class B Non-Voting Common Stock issued by us after December 31, 2009.  As of February 25, 2012, 57,202 shares were available for grants under the 2010 Stock Option Plan by applying the 15% limitation described above, and a maximum of 2,212,047 shares would possibly be available for grant under the 2010 Stock Option Plan if more of our common stock were issued in the future.  The 2010 Stock Option Plan is administered by the Compensation Committee of the board of directors or, in certain cases, by the full board of directors.  The maximum number of shares underlying options granted to any single participant during a fiscal year shall be 2,222,223 shares of common stock.  All employees are potentially eligible to receive options under the 2010 Stock Option Plan.  In making determinations regarding the potential eligibility of any employee, the Compensation Committee may take into account the nature of the services rendered by the employee, his or her present and potential contributions to our success and such other factors as the Compensation Committee in its discretion deems relevant.

The Compensation Committee is authorized to grant stock options to participants subject to the following terms and conditions: (1) the exercise price per share of an option must not be less than the fair market value of one share at the time the option is granted, and the term of an option must not be longer than ten (10) years from the date of grant; and (2) in the case of a participant who owns stock representing more than 10% of the total combined voting power of us at the time of the grant of an option to that participant, the option cannot qualify as an ISO unless the exercise price is at least 110% of the fair market value of the stock at the time of grant and the term is not longer than five years from the date of grant.

Unless sooner terminated by the board, the 2010 Stock Option Plan will expire ten (10) years from the date the 2010 Stock Option Plan was approved by our shareholders, which was December 9, 2010.  The termination of the 2010 Stock Option Plan must not affect any option that is outstanding on the termination date without the consent of the participant.  Offers granted under the 2010 Stock Option Plan are, by their terms, not transferable other than by will or laws of descent and distribution.  No right or interest of a participant in any offer may be pledged, encumbered, or hypothecated to or in favor of any party other than us, or be subject to any lien, obligation, or liability of that participant to any other party other than us; provided, however, that the foregoing must not be deemed to imply any obligation of ours to lend against or accept a lien or pledge of any offer for any reason.

Bonus Recognition And Retention Program

In December 2010, our shareholders approved the BRRP, which was amended and restated in March 2012 by our board of directors primarily to reflect changes effectuated by the Reorganization.  The BRRP provides specified benefits to a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success that are eligible under the BRRP.  Participation in the BRRP is limited to a select group of management and highly compensated employees, as determined by the Compensation Committee in its sole discretion.  From that group, the Committee selects, in its sole discretion, the employees who are eligible to participate in the BRRP, which always includes our Chief Executive Officer.

As a condition of participation, each selected employee must annually complete and return to the Committee (or its designee) the forms the Committee may prescribe, including an annual deferral election form.  Each election made by a participant to defer receipt of a portion of his or her bonus for a given calendar year must be filed no later than December 31 prior to the calendar year with respect to which the relevant bonus may be earned; provided, however, in the event an employee is hired during a plan year and is designated as being eligible to participate for that year, the employee may commence participation for that year by filing a deferral election within 30 days of employment.  Each eligible employee must file a new deferral election for each year with respect to which he or she desires to defer receipt of a portion of a bonus.

A participant may elect to defer receipt of not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation.  Shares of Voting Common Stock having a value equal to the portion of the bonus deferred by a participant will be allocated to an annual deferral account (the “Annual Deferral Account”) established by us for the year of deferral.  On the same day that the shares of common stock attributable to a deferred bonus are allocated to the Annual Deferral Account, a matching amount equal to an identical number of shares of common stock shall be allocated to the Annual Deferral Account.  The Annual Deferral Account shall be increased by that number of shares of common stock having a value equal to the amount of any cash dividend payable with respect to the number of shares of common stock allocated to the Annual Deferral Account. The BRRP is a formula based plan that does not provide for a maximum number of shares to be issued, but it is limited by the amount of the cash bonuses awarded annually to those persons selected to participate.

In the event a participant files a deferral election and subsequently terminates as an employee prior to the date bonuses are paid, if (a) he or she is entitled to a bonus notwithstanding termination and (b) the termination of employment is related to death, disability, or is involuntary or related to a change in control, then the bonus and the related matching amount shall be distributed to the individual or his or her beneficiary in cash or invested and so distributed in common stock, at the Compensation Committee’s election, within 60 days following the date that year’s bonuses are paid.

A participant becomes 100% vested in an Annual Deferral Account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by us from the date of funding to the anniversary date.  Vesting is accelerated in the vent of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of the Company.

Stock Option Grants in Connection with Recent Transactions

In connection with recent private placement offerings of our stock, on each of January 31, February 17, February 28, March 7 and September 30, 2011 we granted 7-year nonqualified stock options to members of our senior management team under our 2010 Stock Option Plan for shares up to 15% of the offered shares, which is 1,178,488 shares in the aggregate.  Also, in connection with our recent acquisition of Berkshire Bancorp, on September 17, 2011, we granted 7-year nonqualified stock options to members of our senior management team for an aggregate of 93,599 shares of our common stock, which currently consists of 31,200 shares of our Voting Common Stock and 62,399 shares of our Class B Non-Voting Common Stock, which is 15% of the shares issued in the acquisition.  Of the total 15% for each award, 10% were granted to Mr. Sidhu and 1.5% were granted to each of Messrs. Ehst and Brugger pursuant to the terms of their employment agreements, with the remaining 2% being granted to other employees (including Messrs. Hedde and Taylor).

As long as an individual to whom these options are granted remains an employee or director of ours, the options will vest 5 years from the date of grant, subject to earlier vesting upon a change in control of us or a termination without cause of the executive’s employment (but not, in the case of employees other than Mr. Sidhu, Mr. Ehst and Mr. Brugger, termination of employment upon voluntary resignation).  In the case of Mr. Sidhu, Mr. Ehst and Mr. Brugger, the options will vest upon his resignation for “Good Reason” in accordance with the provisions of his employment agreement but not upon any other voluntary resignation.  Even if vested, an award may not be exercised unless and until, at any time during the option life, the value of our Voting Common Stock appreciates by 50% above the value of the Voting Common Stock at the time the option was granted.

2012 Restricted Stock Rewards Program

Due to our significant growth and evolution as a bank since 2009, including raising more than $100 million in equity, increasing assets to over $2 billion and significantly increasing our equity base, in February 2012 the Compensation Committee recommended and the board of directors approved a restricted stock reward program that provided for the grant of restricted stock units to certain directors and senior executives of Customers Bancorp and Customers Bank.  Pursuant to the program, restricted stock units for 185,198 shares of our Voting Common Stock and 211,641 shares of our Class B Non-Voting Common Stock were granted on February 16, 2012 pursuant to the 2004 Plan.  Of this amount, our named executive officers received restricted stock units for 126,988 shares of Voting Common Stock and 211,641 shares of Class B Non-Voting Common Stock in the aggregate and our non-employee directors received 15,876 shares of Voting Common Stock in the aggregate.  One requirement for vesting is that the recipient of the restricted stock units remains an employee or director of ours, through December 31, 2016, subject to earlier vesting upon a change in control of us resulting in any one shareholder owning more than 24.9% of the outstanding stock of Customers Bancorp. The second vesting requirement for each award (both must be met to vest) is that our Voting Common Stock trades at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five year period ending December 31, 2016.  If the restricted stock units vest, the recipient will receive shares of our common stock on December 31, 2016.

Officer Employment Agreements

On June 17, 2009, we entered into a three-year employment agreement with Jay Sidhu as Chairman and CEO of Customers Bank.  Under the terms of the agreement Mr. Sidhu will receive a minimum base salary of $225,000 per year plus a performance-based incentive bonus and a car allowance of $1,000 per month.  As of each one year anniversary of June 17, 2009, the term of the agreement is to extend another year unless Mr. Sidhu or we give notice to the contrary.  Mr. Sidhu will also be entitled to cash or equity incentive compensation up to the amount of his base salary under an executive incentive plan to be approved by the board of directors.  Mr. Sidhu’s employment agreement also provides that, for every issuance of shares made by us in connection with an acquisition or a raise of capital, we must grant to Mr. Sidhu options or warrants to purchase up to 10% of the shares issued in such issuance.  Our board of directors and Mr. Sidhu intend that future equity compensation plans that provide for grants to management will be submitted for shareholder approval.  Our board of directors and Mr. Sidhu also intend that, to the extent of future capital raises up to $200 million, the 2004 Plan or the Stock Option Plan, or both, each as more fully described above in this Form 10-K, will be used to fulfill the provisions of Mr. Sidhu’s employment agreement requiring us to issue to Mr. Sidhu options or warrants to acquire up to 10% of the shares issued in connection with acquisitions or raises of capital.

Under the employment agreement, we also agreed that our board of directors will develop and implement a nonqualified retirement income plan designed to provide Mr. Sidhu with a retirement benefit, targeted at $200,000 per year (depending on performance of the investments in the informal funding vehicle) for 15 years commencing upon his retirement at or after age 65, subject to his ability to qualify for a variable life insurance policy to be owned by us to fund the plan.  The board of directors is to review the plan at the end of the fourth year of his employment and determine whether it is appropriate to increase the target benefit amount in light of his compensation at that time.  Under the employment agreement, Mr. Sidhu was to become vested in this retirement benefit after seven years of continuous service with us, or upon his termination of employment under circumstances that would result in our obligation to pay him severance compensation.  Ultimately, the plan (which was developed and approved by the board of directors) provided for funding towards a target benefit of $300,000 per year, and for immediate vesting upon the effective date of the plan.  See discussion of the “Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer” on page 143 of this Form 10-K.

As of February 17, 2011, we also entered into a three-year employment agreement with Mr. Ehst, and a two-year employment agreement with Mr. Brugger, each of which replaced previous employment agreements that Messrs. Ehst and Brugger entered into with us on April 12, 2010.  As of each one year anniversary of February 17, 2011, the term of the agreement is to extend another year unless the executive or we give notice to the contrary.  Under the terms of these agreements, Messrs. Ehst and Brugger will receive minimum base salaries, plus incentive compensation in cash or equity or both and in such amounts as determined by the board of directors in accordance with incentive programs developed for them.  Each of Messrs. Ehst and Brugger’s employment agreements provide that, for every issuance of shares made by us in connection with an acquisition or a raise of capital, we must grant to such individual options to purchase up to 1.5% of the same type of security as was issued in such issuance.

In February 2012, the Compensation Committee of the Board of Directors recommended, and the Board approved certain amendments to the employment agreements of Messrs. Sidhu, Ehst and Brugger with regard to their options to purchase a percentage of the shares issued in connection with an acquisition or capital raise.   However, these amendments are subject to obtaining shareholder approval of a new plan or an amendment to the 2010 Stock Option Plan or the 2004 Plan to issue these awards.   Under the amendment, beyond a threshold of $400 million of equity raised the amendment would reduce the percentages used to calculate the number of shares for the option to purchase and also remove the vesting requirement of achieving an appreciation in value of 50%.  In particular, for total equity issued by us since 2009 of up to $400 million (whether pursuant to an acquisition or capital raise) the terms of the options would remain the same as currently in effect, but from (i) $401 million to $749 million of equity the percentages for Messrs. Sidhu, Ehst and Brugger would decrease to 6.7%, 1% and 1%, respectively, and (ii) $750 million of equity and above the percentages for Messrs. Sidhu, Ehst and Brugger would decrease to 3.4%, 0.5% and 0.5%, respectively.  As of February 29, 2012, approximately $115 million of equity has been issued since 2009 pursuant to acquisitions or capital raises.

Each of Messrs. Sidhu, Ehst and Brugger will be entitled to severance compensation under the agreement if he terminates his employment for “Good Reason” (as defined in their respective employment agreements), if his employment is terminated by us other than for “Cause” (as defined in their respective employment agreements) during the employment term or on expiration of the employment term.  If a “Change in Control” (as defined in their respective employment agreements) has not occurred within twelve months before termination of employment, then:  (1) he will receive the sum of his then current base salary plus the average of his last three years’ annual cash bonuses, for the greater of (a) one year in the case of Mr. Sidhu and two years in the cases of Messrs. Ehst and Brugger, or (b) the period of time remaining in his employment term, generally payable in equal installments on his normal pay dates, subject to normal tax deductions and withholding; (2) any unvested equity awards he has received will vest in full; (3) he will be entitled to an allocable fraction of any cash bonus that would have been payable to him for the current year had he remained employed through the date of payment; and (4) we will continue to provide health insurance (including dental if applicable) and any life or disability insurance benefits (“health benefits”) for the shorter of the period on which his cash severance compensation is measured or the maximum period we are then permitted to extend his benefit under the applicable plan or policy or applicable law.  If a Change in Control shall have occurred within twelve months before termination of his employment, then:  (1) he will receive cash equal to three times the sum of his then current base salary plus the average of his annual cash bonuses for the immediately preceding three years, payable in a lump sum; (2) any unvested equity awards he has received will vest in full; (3) he will be entitled to an allocable fraction of any cash bonus that would have been payable to him for the current year had he remained employed through the date of payment; (4) we shall continue to provide health benefits for the shorter of three years or the maximum period we are then permitted to extend his benefit under the applicable plan or policy or applicable law; and (5) if applicable, reimbursement of any “parachute payment” excise tax under Section 4999 of the Code, grossed up to include any additional taxes payable on that benefit.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE (1)

The following table sets forth information on outstanding warrants and options awards and stock awards held by the named executive officers at December 31, 2011, including the number of shares underlying each stock option and warrant, the exercise price and the expiration date of each outstanding option and warrant, and the number of shares and market value of stock awards.

	Option Awards					Stock Awards
Name & Principal Position	Number of Securities Underlying Unexercised Warrants or Options (#) Exercisable	Number of Securities Underlying Unexercised Warrants or Options (#) Unexercisable		Warrant or Option Exercise Price ($)	Warrant or Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)(15)
Jay S. Sidhu	195,596 (2)	-		10.50	6/30/2016	-	-
Chairman & CEO	21,891 (2)	-		10.50	9/30/2016	-	-
	60,632 (2)	-		10.50	11/13/2016	-	-
	-	448,753	(3)	9.75	4/6/2017	-	-
	-	11,666	(4)	10.50	7/14/2017	-	-
	-	74,420	(5)	12.00	12/28/2017	-	-
	-	76,458	(6)	12.00	1/31/2018	-	-
	-	33,516	(7)	12.00	2/28/2018	-	-
	-	26,830	(8)	12.00	3/7/2018	-	-
	-	62,399	(9)	13.20	9/17/2018	-	-
	-	98,485	(10)	13.20	9/30/2018	-	-
	-	-		-	-	23,809(11)	299,993
Richard A. Ehst	-	67,313	(3)	9.75	4/6/2017	-	-
President & COO	-	1,750	(4)	10.50	7/14/2017	-	-
	-	11,163	(5)	12.00	12/28/2017	-	-
	-	11,468	(6)	12.00	1/31/2018	-	-
	-	5,027	(7)	12.00	2/28/2018	-	-
	-	4,024	(8)	12.00	3/7/2018
	-	9,360	(9)	13.20	9/17/2018
	-	14,773	(10)	13.20	9/30/2018
	-	-		-	-	4,464(11)	56,246
Thomas R. Brugger	-	67,313	(3)	9.75	4/6/2017	-	-
EVP & Chief Financial Officer	-	1,750	(4)	10.50	7/14/2017	-	-
	-	11,163	(5)	12.00	12/28/2017	-	-
	-	11,468	(6)	12.00	1/31/2018	-	-
	-	5,027	(7)	12.00	2/28/2018	-	-
	-	4,024	(8)	12.00	3/7/2018	-	-
	-	9,360	(9)	13.20	9/17/2018	-	-
	-	14,773	(10)	13.20	9/30/2018
	-	-		-	-	8,928(11)	112,493
Warren Taylor	-	16,666	(3)	9.75	4/6/2017	-	-
President and Director of	-	16,666	(12)	12.00	2/17/2018	-	-
Community Banking	-	-		-	-	5,952(11)	74,995
Glenn A. Hedde	-	3,333	(3)	9.75	4/6/2017
President of Customers Bank	-	8,333	(12)	12.00	2/17/2018
Mortgage Warehouse Lending	-	-		-	-	24,479(13)	308,435
	-	-		-	-	17,396(11)	219,190
	-	-		-	-	32,150(14)	405,090

(1)
Except as otherwise noted in a footnote, all awards relate to shares of Voting Common Stock. Includes 92,699 restricted stock units held by the named executive officers that were awarded on February 16, 2012 in lieu of a cash bonus for 2011.  See footnote 1 to the “Grants of Plan-Based Awards” table above.  Excludes 338,624 restricted stock units held by the named executive officers that were awarded on February 16, 2012 pursuant to a restricted stock reward program.  See “2012 Restricted Stock Rewards Program” above for more details on these awards.

(2)
Represents immediately exercisable warrants to purchase our Voting Common Stock granted to Mr. Sidhu in connection with an agreement between Customers Bancorp and Mr. Sidhu relating to the 2009 private offerings.

(3)
This stock option vests on the fifth anniversary of the date of grant (April 6, 2015), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.

(4)
This stock option vests on the fifth anniversary of the date of grant (July 14, 2015), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.

(5)
This stock option vests on the fifth anniversary of the date of grant (December 28, 2015), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.

(6)
This stock option vests on the fifth anniversary of the date of grant (January 31, 2016), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  See “Stock Option Grants in Connection with Recent Transactions” and “Officer Employment Agreements” above for more details on these awards.

(7)
This stock option vests on the fifth anniversary of the date of grant (February 28, 2016), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  See “Stock Option Grants in Connection with Recent Transactions” and “Officer Employment Agreements” above for more details on these awards.

(8)
This stock option vests on the fifth anniversary of the date of grant (March 7, 2016), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  See “Stock Option Grants in Connection with Recent Transactions” and “Officer Employment Agreements” above for more details on these awards.

(9)
This stock option vests on the fifth anniversary of the date of grant (September 17, 2016), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  While this option entitled Mr. Sidhu to purchase 62,399 shares of Voting Common Stock, his option was cancelled on March 6, 2012 and a new option to purchase the same number of shares of Class B Non-Voting Common Stock upon the same terms (including the same exercise price and expiration date) was issued.  The cancellation and grant were done to correct an inadvertent mistake of originally issuing these as options to buy shares of Voting Common Stock.

(10)
This stock option vests on the fifth anniversary of the date of grant (September 30, 2016), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  See “Stock Option Grants in Connection with Recent Transactions” and “Officer Employment Agreements” below for more details on these awards.  While this option entitled Mr. Sidhu to purchase 98,485 shares of Voting Common Stock, his option was cancelled on March 6, 2012 and a new option to purchase the same number of shares of Class B Non-Voting Common Stock upon the same terms (including the same exercise price and expiration date) was issued.  The cancellation and grant were done to correct an inadvertent mistake of originally issuing these as options to buy shares of Voting Common Stock.

(11)	The restricted stock units vest on the fifth anniversary of their grant date (February 16, 2017).

(12)
This stock option vests on the fifth anniversary of the date of grant (February 17, 2016), subject to a condition that the value of our Voting Common Stock increase by 50% during the life of the option and subject to accelerated vesting in certain circumstances.  See “Stock Option Grants in Connection with Recent Transactions” above for more details on these awards.

(13)	The restricted stock units vest on the third anniversary of their grant date (February 17, 2014).

(14)	The restricted stock units vest on the third anniversary of their grant date (February 16, 2015).

(15)	Market value was determined using the tangible common book value ($12.60 per share) as of December 31, 2011.

The following Nonqualified Deferred Compensation table summarizes activity during 2011 and the account balance as of December 31, 2011 for our non-qualified defined contribution plans that provide for the deferral of compensation.

NONQUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Jay S. Sidhu (1)	-	-	103,322	-	2,485,492

(1)
Represents the supplemental executive retirement plan (“SERP”) for Mr. Sidhu.   As a result of the acquisition of USA Bank on July 9, 2010, Mr. Sidhu’s SERP became effective and Mr. Sidhu is entitled to receive the balance of the SERP account payable over 15 years commencing upon the later of his separation from service or his 65th birthday. If Mr. Sidhu dies prior to his payment commencement date, his beneficiary receives a lump sum payment equal to $3,000,000. If Mr. Sidhu dies after reaching age 65, his beneficiary receives the remainder of his scheduled retirement benefits. If Customers Bank terminates Mr. Sidhu’s employment for cause, he forfeits the benefits provided under the SERP.  See “Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer” below for more details on Mr. Sidhu’s SERP.

Potential Payments upon Termination or Change in Control

The tables below show the value of estimated payments pursuant to the employment agreements, equity plans and other plans described above upon a termination of employment, including gross-up payments for any excise tax on the parachute payments upon a change of control, for each of Messrs. Sidhu, Ehst and Brugger.   All termination events are assumed to occur on December 31, 2011. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the executive officer, including assuming that the salary increases awarded in February 2012 were effective as of December 31, 2011. The amounts shown in the tables include estimates of amounts that would be paid to the executive upon the occurrence of the specified event. The actual amounts to be paid to the named executive officers can only be determined at the time of their termination and may be more or less than the amounts contained in the tables and the various agreements and plans.  See “Officer Employment Agreements” above for more details.

Jay S. Sidhu

Assuming one of the following events had occurred on December 31, 2011, Mr. Sidhu’s payments and benefits had an estimated value as follows:

	Termination Without Cause or Good Reason(6)	Termination in Connection with Change in Control(6)	Death
Base Salary(1)	$1,230,000	$1,500,000	$-
Bonus(2)	609,877	914,816	-
Value of Health and Welfare Benefits(3)	43,262	52,757	-
Death Benefit (4)	-	-	3,000,000
Tax Gross Up(5)	-	-	-
TOTAL	$1,883,139	$2,467,573	$3,000,000

Richard A. Ehst

Assuming one of the following events had occurred on December 31, 2011, Mr. Ehst’s payments and benefits had an estimated value as follows:

	Termination Without Cause or Good Reason(6)	Termination in Connection with Change in Control(6)	Death
Base Salary(1)	$681,600	$960,000	$-
Bonus(2)	199,380	280,817	-
Value of Health and Welfare Benefits(3)	26,947	37,953	-
Death Benefit(4)	-	-	500,000
Tax Gross Up(5)	-	533,068	-
TOTAL	$907,927	$1,811,838	$500,000

Thomas R. Brugger

Assuming one of the following events had occurred on December 31, 2011, Mr. Brugger’s payments and benefits had an estimated value as follows:

	Termination Without Cause or Good Reason(6)	Termination in Connection with Change in Control (6)	Death
Base Salary(1)	$600,000	$900,000	$-
Bonus(2)	151,390	227,085	-
Value of Health and Welfare Benefits(3)	19,454	29,181	-
Death Benefit(4)	-	-	200,000
Tax Gross Up(5)	-	453,682	-
TOTAL	$770,844	$1,609,948	$200,000

(1)	Represents continuation of salary payments for the payout period provided under each named executive officer’s applicable employment agreement.

(2)
Represents payment of an amount representing the average of the executive’s cash bonuses for the two fiscal years preceding the fiscal year of termination (2010 and 2009) over the payout period provided under each named executive officer’s applicable employment agreement.  Reflects no bonus for 2011 because the assumed termination date was December 31, 2011; assumes no discretionary bonuses would be awarded in the first quarter of 2012 for 2011 performance of the former employee.

(3)	Represents payment of premiums for continued health and other welfare benefit insurance over the payout period provided under each named executive officer’s applicable employment agreement.

(4)
In Mr. Sidhu’s case, represents an uninsured death benefit payable under his Supplemental Executive Retirement Plan.  In the cases of Mr. Ehst and Mr. Brugger, represents the proceeds of group term life insurance, the premiums for which are paid by us.

(5)
Represents estimated cash payment to reimburse the executives for their “golden parachute” excise tax liability under Section 4999 of the Internal Revenue Code of 1986 attributable to payments contingent upon a change in control, plus the regular taxes and additional excise tax on the reimbursement.  The calculation of the reimbursement assumes that each executive’s total marginal rate of Federal, State and Local taxes is 40%.  Mr. Sidhu would not receive any reimbursement because the amounts payable to him in connection with a change in control are not sufficient to trigger the golden parachute excise tax in his case.

(6)
While the employment agreements of these named executive officers provide for the time-based vesting requirements of equity-based awards to be met upon these terminations, no amounts are shown as these awards also require a 50% increase in the value of the common stock which did not occur as of the assumed termination date of December 31, 2011.

The other two named executive officers, Messrs. Hedde and Taylor, do not have an employment agreement with us providing for compensation in connection with severance or a change of control.  However, under the terms of certain plans and award agreements, the vesting of certain outstanding restricted stock units held by Glenn A. Hedde, President of Customers Bank Warehouse Lending, will accelerate as described in this paragraph below.  Mr. Hedde was awarded 24,479 restricted stock units in February 2011.  These restricted stock units will vest on the third anniversary of the date of the award, but the vesting is accelerated in the event of death, disability or a change in control.  The value of these restricted stock units is $308,453.40, which is based on a fair market value of  $12.60 per share as of December 31, 2011.  As also noted in footnote 2 to the tables above, this disclosure for Messrs. Hedde and Taylor also assumes no bonus for 2011 (and accordingly no shares issued pursuant to BRRP) because the assumed termination date was December 31, 2011.

Compensation Committee Interlocks and Insider Participation

Except for the relationships of  Mr. Zuckerman described below, none of the members of our Compensation Committee had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act nor any other interlocking relationships as defined by the SEC.  For the year ended December 31, 2011, Customers Bank paid, for advertising and marketing services, approximately $295,339 to Clipper Magazine and its division, Spencer Advertising Marketing.  Additionally, for the year ended December 31, 2011, Customers Bank paid, for promotional items, approximately $48,486 to Jaxxon Promotions, Inc.  Steven Zuckerman, a director of Customers Bancorp is the President and Chief Executive Officer of Clipper Magazine, an affiliate of Gannett Co., Inc., and holds 25% of the issued and outstanding capital stock of Jaxxon Promotions, Inc.

Risk Assessment of Compensation Policies and Practices

Our management team, with the assistance of compensation consultant Vistra Partners, LLC, conducted an assessment of the risks related to or arising from our compensation policies and practices. The Compensation Committee reviewed and discussed this risk assessment with management and Vistra Partners.  Based on this assessment, the Compensation Committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION TABLE (1)

We have compensated our directors for their services and expect to continue this practice.  Information relating to the compensation of our non-employee directors during 2011 is set forth below.

Name & Principal Position	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Daniel K. Rothermel	$18,000	$6,000	$24,000
T. Lawrence Way	$18,000	$6,000	$24,000
Steven J. Zuckerman	$18,000	$6,000	$24,000
John R. Miller	$18,000	$6,000	$24,000
Bhanu Choudhrie (1)	$18,000	$6,000	$24,000
Kenneth Mumma (1)	$18,000	$6,000	$24,000

(1)
Except as noted below for Messrs. Choudrie and Mumma, represents compensation to the directors for their service to Customers Bank prior to the Reorganization and for their services to Customers Bancorp after the Reorganization.  Messrs. Choudrie and Mumma only served as directors of Customers Bank for 2011 and not Customers Bancorp; represents disclosure of compensation for all of 2011 for Messrs. Choudrie and Mumma from Customers Bank.

(2)
Represents the grant date fair value, as calculated in accordance with FASB ASC Topic 718, of shares of Voting Common Stock granted to each board member worth $500 per month based upon the tangible common book value as of the end of the preceding month.  While all directors are entitled to receive 478 shares for 2011 under our 2004 Plan, these shares have not been issued by the Company yet but are expected to be issued in the second quarter of 2012. The grant date fair value has been determined based on the assumptions and methodologies set forth in our 2011 financial statements included herein (Note 12-Stock Based Compensation Plans).

In 2011, each non-employee director received $1,500 in cash for each month he served as a director, and an award of Voting Common Stock equal to $500, calculated based on the tangible common book value of such shares on the date of grant (in the event the stock becomes listed on a national securities exchange, award will be calculated based on the closing trading price as reported by such exchange on the date of grant).  In the event an individual ceases to be a member of the board of directors other than on the last day of a given month, the individual will be entitled to his monthly director fee only if he has attended a meeting of the board of directors in that month.

For 2012, compensation for non-employee directors was amended to provide a cash fee of $20,000 per year, which is payable quarterly.  In addition, each non-employee director will also receive 1,588 shares of our Voting Common Stock per annum under the 2004 Plan, payable quarterly.  Commencing for 2013, each director may also make an annual election prior to the beginning of each year to have all of their director fees paid in Voting Common Stock, in which event they would receive 3,176 shares per year.  Also for 2012, the following directors will receive an annual award of restricted stock.

•	1,000 shares for the Chairman of each of the Audit Committee and the Compensation Committee.

•	2,000 shares for the Chairman of the Nominating and Corporate Governance Committee who shall also be the Lead Independent Director.

•	500 shares for the Audit Committee Financial Expert.

Each of the non-employee directors received an award of restricted stock units for 2,646 shares of Voting Common Stock in February 2012 as described in “2012 Restricted Stock Rewards Program” above.

EMPLOYEE BENEFITS

We provide health, life, vision and dental insurance to the named executive officers on terms similar to those provided to other employees generally.  See “Employee Benefits - Insurance” below.  We also provide car allowances to each of Messrs. Ehst and Brugger, and we provide Mr. Sidhu with an automobile which he primarily uses for business purposes.

401(k) Retirement Savings and Profit Sharing Plan

Customers Bank has a 401(k) profit sharing plan whereby eligible employees may contribute up to 15% of their salary to such plan.  Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the employee.  Employer contributions for the year ended December 31, 2011 were approximately $223,000.

Insurance

All eligible full-time employees of Customers Bank are covered as a group by basic hospitalization, major medical, long-term disability, term life and prescription drug plans.  Customers Bank pays the total cost of such plans for employees with the exception of the major medical and the prescription drug plan, in which cost sharing and co-payments are required by the employees.

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer

Pursuant to Mr. Sidhu’s employment agreement, we have established a supplemental executive retirement plan (“SERP”) for Mr. Sidhu.  As a result of our acquisition of USA Bank on July 9, 2010, the SERP became effective and the present value of the payments was recorded in the third quarter of 2010.

The SERP is a deferred compensation plan whereby we created a reserve account on our books for Mr. Sidhu.  During the third quarter of 2010, we credited an amount to this account that was sufficient to create a hypothetical fund that would provide payments of $300,000 per year for fifteen years commencing on Mr. Sidhu’s sixty-fifth birthday, assuming a rate of return of 7% per year, compounded annually.  Additionally, we will credit the account with any gains or losses as if we had deposited the amounts in certain investment funds selected by Mr. Sidhu.  Mr. Sidhu’s is now fully vested in the SERP.

Mr. Sidhu’s entire interest in the account will be paid to him in fifteen annual installments generally upon the later of (a) his separation from service with us, or (b) his sixty-fifth birthday.  Any portion of Mr. Sidhu’s interest in the account remaining upon his death will be paid to his beneficiary in a single lump sum.

In the event of Mr. Sidhu’s death prior to the later of (a) his separation from service with us, or (b) his sixty-fifth birthday, $3.0 million will be paid to his beneficiary in a single lump sum in lieu of the installment payments described above.

These obligations under the SERP will be general unsecured obligations by us to pay money in the future.  Mr. Sidhu will have no rights to any assets or investments held by us to meet our obligations under the SERP, except as a general creditor of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding Customers Bancorp as of February 29, 2012, with respect to the beneficial ownership of each director, each beneficial owner known to us of more than five percent (5%) of the outstanding Voting Common Stock, the named executive officers and all directors and executive officers as a group.

	Beneficial Ownership

				Percent of
		Percent of		Class of
		Class of	Class B	Class B
	Voting	Voting	Non-Voting	Non-Voting
Name and Address	Common	Common	Common	Common
Of	Stock(1)(2)(4)	Stock(2)	Stock(1)(2)	Stock(2)
Beneficial Owner (3)

Directors and Officers

Daniel K. Rothermel	19,799	*
T. Lawrence Way	137,319	1.61%
Steven J. Zuckerman	205,657	2.42%
John R. Miller	9,177	*
Jay S. Sidhu	516,691	5.88%	20,833	*
Richard A. Ehst	1,666	*
Thomas R. Brugger	16,666	*
Warren Taylor	25,000	*
Glenn Hedde	21,209	*
All directors and executive officers as a group (9 persons)	953,184	10.84%	20,833	*

Greater than 5% Shareholders

Bhanu Choudhrie (5)	721,063	8.45%	139,632	4.91%
Rodella Assets Inc. (6)
50 Raffles Place
Singapore	567,729	6.65%	102,489	3.60%
Amberland Properties LLC (7) 54/58 Athold Street Douglas, Isle of Man UK	567,729	6.65%	102,489	3.60%
Commerce Street Financial Partners, LP (8)
1700 Pacific Ave
Dallas, TX 75210
New York, NY 10065	600,568	7.04%	169,429	5.96%

*Less than 1%

(1)
Based on information furnished by the respective individual and our share records.  Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)
Beneficial ownership for each listed person as of February 29, 2012 includes shares issuable pursuant to warrants to purchase stock or pursuant to options to purchase stock held by such person which are exercisable within 60 days after February 29, 2012.  Shares subject to warrants or options exercisable within 60 days of February 29, 2012 are deemed outstanding for purposes of computing the percentage of the person or group holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person or group.

(3)	Unless otherwise indicated, the address for each beneficial owner is c/o Customers Bancorp, 1015 Penn Ave., Wyomissing, Pennsylvania 19610.
(4)
Includes shares issuable upon the exercise of warrants in the following amounts: Mr. Choudhrie – 32,377;  Mr. Way – 2,270; Mr. Zuckerman – 6,195; Mr. Sidhu – 278,119; Rodella Assets, Inc. – 32,377; Commerce Street Financial Partners – 23,918.

(5)	Mr. Choudhrie has an indirect beneficial ownership interest in these securities through his company, Lewisberg LLC.
(6)	Sumant Kapur may be deemed to have voting and dispositive power over the securities owned by Rodella Assets Inc.
(7)	Thomas P. Cherian may be deemed to have voting and dispositive power over the securities owned by Amberland Properties LLC.
(8)
440,094 shares of Voting Common Stock and 169,429 shares of Class B Non-Voting Common Stock is held by Commerce Street Financial Partners, LP, 54,103 shares of Voting Common Stock is held by Service Equity Partners, LP, an affiliate of Commerce Street Financial Partners, LP, 82,453 shares of Voting Common Stock is held by Service Equity Partners (QP), LP, an affiliate of Commerce Street Financial Partners, LP, and 23,918 shares of Voting Common Stock underlying warrants is held by Commerce Street Financial Partners, LP.   Dorey Wiley, Manager of Commerce Street Financial Partners, GP, LLC may be deemed to have voting and dispositive power over the securities owned by Commerce Street Capital.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2011 concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)
Equity Compensation Plans Approved By Security Holders (1)	1,131,832 (1)	$10.98 (2)	2,743,715 (3)(4)

Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

(1)
Includes shares of our common stock that may be issued upon the exercise of awards granted under the 2004 Plan, the 2010 Stock Option Plan and the BRRP.  Excludes shares issued in 2012 under these plans.

(2)	Calculation does not include restricted stock units for which there exists no exercise price.
(3)
Includes shares of our common stock underlying awards that are authorized under the 2004 Plan and the 2010 Stock Option Plan.  However, due to the limitation of only issuing 15% of any stock issuances by us under the 2010 Stock Option Plan, only 88,870 shares can be issued as of December 31, 2011 under the 2010 Stock Option Plan (instead of the 2,243,715 shares included in the table above which is based on the maximum authorization under the 2010 Stock Option Plan).  See “Executive Compensation – Amended and Restated 2010 Stock Option Plan” above for more details on this 15% limitation.

(4)
This amount does not include securities available for future issuance under the BRRP as there is no specific number of shares reserved under this plan.  By its terms, the award of restricted stock units is limited by the amount of the cash bonuses paid to the participants in the BRRP.  See the description of the BRRP in Item 11 above under the heading “Bonus Recognition and Retention Program.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Of the directors of Customers Bancorp who have served since January 1, 2011, each of Messrs. Miller, Rothermel, Way and Zuckerman (who remain as current directors of Customers Bancorp) is considered independent, as independence for board members is defined under Nasdaq Rules.  Bhanu Choudrie, a director of Customers Bancorp in 2011 until September 14, 2011, was also deemed independent.  For the period in 2011 prior to the Reorganization, each of the following directors of Customers Bank were also considered independent under Nasdaq Rules: Bhanu Choudrie, Daniel Rothermel, T. Lawrence Way, Steven Zuckerman and John R. Miller.  Jay Sidhu, Richard Ehst and Kenneth Mumma also served as directors of Customers Bank in 2011 prior to the Reorganization but were not considered independent.  In determining these directors met the definition of an independent director, the board of directors considered routine banking transactions between Customers Bank or its affiliates and certain of the directors, their family members and businesses with whom they are associated, such as loans, deposit accounts, routine purchases of insurance or securities brokerage products, any overdrafts that may have occurred on deposit accounts, any contributions we made to non-profit organizations with whom any of the directors are associated, and any transactions that are discussed under “Transactions With Related Parties” below. In addition, when determining Mr. Zuckerman’s independence, the board considered and deemed immaterial certain advertising arrangements we have with Clipper Magazine and its affiliates, for which Mr. Zuckerman is the Chief Executive Officer.  See “Transactions With Related Parties” below for more detail on these relationships.

Information about Board Committees

The table below highlights the current membership composition of our directors on our board committees for Customers Bancorp:

Name	Executive	Audit	Compensation	Nominating and Corporate Governance
Daniel Rothermel	X	X	X	X*
Jay Sidhu	X
T. Lawrence Way	X	X*		X
Steven Zuckerman			X*	X
John R. Miller		X		X
* Committee Chair

In addition, for the period in 2011 prior to the Reorganization, Bhanu Choudhrie served as a member of the Customers Bank Audit Committee and Compensation Committee, Kenneth Mumma served as a member of the Customers Bank Executive Committee, Daniel Rothermel served as a member of the Customers Bank Executive Committee, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, John R. Miller served as a Member of the Customers Bank Audit Committee and Nominating and Corporate Governance Committee, Jay Sidhu served as a member of the Customers Bank Executive Committee, T. Lawrence Way served as a member of the Customers Bank Executive Committee, Audit Committee and Nominating and Corporate Governance Committee and Steven Zuckerman served as a member of the Customers Bank Compensation Committee and Nominating and Corporate Governance Committee.

TRANSACTIONS WITH RELATED PARTIES

Customers Bank makes loans to executive officers and directors of Customers Bancorp and Customers Bank in the ordinary course of its business.  These loans are currently made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the transaction is originated for comparable transactions with nonaffiliated persons, and do not involve more than the normal risk of collectability or present any other unfavorable features.  Federal regulations prohibit Customers Bank from making loans to executive officers and directors at terms more favorable than could be obtained by persons not affiliated with Customers Bank.  Our policy towards loans to executive officers and directors currently complies with this limitation.

Some current directors and executive officers of Customers Bancorp and Customers Bank and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving Customers Bank in the ordinary course of business during the fiscal year ended December 31, 2011.  None of these transactions involved amounts in excess of 5% of our consolidated gross revenues during 2011 or $200,000, nor was Customers Bank indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of our total consolidated assets at December 31, 2011.  Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

On June 17, 2009, Customers Bank entered into a Consulting Agreement with Kenneth B. Mumma, its former Chairman and CEO, pursuant to which Customers Bank agreed to engage Mr. Mumma as a consultant until December 31, 2011.  During the period of his engagement, Mr. Mumma agreed to provide from 20 to 40 hours of consulting services per month, for a consulting fee of $13,500 per month plus reimbursement of expenses incurred by him in performing the services.  The agreement also provides non-compete covenants for a period ending one year after the term of the consulting agreement.  During 2011, Customers Bank paid $162,000 in consulting fees to Mr. Mumma under the agreement.

On December 30, 2010, Customers Bank executed a loan participation agreement with Atlantic Coast Bank for a principal amount up to $6,250,000. Jay Sidhu, Customer Bancorp's Chairman and Chief Executive Officer, is a director and the Non-executive Chairman of the Board of Atlantic Coast Financial Corporation, which is the holding company owning Atlantic Coast Bank. This participating interest is based upon specified Atlantic Coast Bank customers activity and will be repaid to Customers Bank upon the release of the underlying mortgage collateral. This lending transaction was in the ordinary course of our business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-affiliated customers, and did not involve more than the normal risk of collectability or present other unfavorable features.  This loan was paid off in March 2011.

For the year ended December 31, 2011, Customers Bank paid, for advertising and marketing services, approximately $295,339 to Clipper Magazine and its division, Spencer Advertising Marketing.  Additionally, for the year ended December 31, 2011, Customers Bank paid, for promotional items, approximately $48,486 to Jaxxon Promotions, Inc.  Steven Zuckerman, a director of Customers Bancorp is the President and Chief Executive Officer of Clipper Magazine, an affiliate of Gannett Co., Inc., and holds 25% of the issued and outstanding capital stock of Jaxxon Promotions, Inc.

Commerce Street Financial Partners, LP is a beneficial holder of more than 5% of our outstanding Voting Common Stock.  In or around December, 2010 through February 2011, Commerce Street Capital, LLC, an affiliate of Commerce Street Financial Partners, LP, provided placement agent services in connection with a private placement of the common stock of Customers Bank.  Customers Bank paid Commerce Street Capital, LLC a placement fee in the amount of $231,750.

Certain of our executive officers and directors purchased securities in private offerings of our securities during 2011.  The below chart indicates the number and types of securities purchased as well as the amount paid for such securities.  The figures for common stock and warrants to purchase common stock set forth in the chart and accompanying footnotes reflect all adjustments that have been made to date in connection with anti-dilution repricing.  See “Security Ownership of Certain Beneficial Owners and Management” above in  this Form 10-K for the current security ownership of each of the below-listed individuals.

Name	Number and Type of Securities	Aggregate Purchase Price
Jay Sidhu, Chairman and CEO	20,833 shares of Class B Non-Voting Common Stock	$250,000
Bhanu Choudhrie, Director (1)	166,667 shares of Voting Common Stock	$2,000,002
Lawrence Way, Director	14,000 shares of Voting Common Stock	$168,000

(1)	Mr. Choudhrie has an indirect beneficial ownership interest in these securities through his company, Lewisberg LLC.

We have a Code of Conduct applicable to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and all of our other executives pursuant to which all directors, officers and employees must promptly disclose to us, any material transactions or relationships that reasonably could be expected to give rise to an actual or apparent conflict of interest with Customers Bank. In approving or rejecting the proposed agreement, the board of directors must consider the relevant facts and circumstances available and deemed relevant, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. The board of directors may only approve those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the board of directors determines in the good faith exercise of its discretion.

The Company’s Board of Directors has also adopted the Affiliate and Related Party Transaction Policy and Compliance Plan (the “Transaction Policy”).  The Transaction Policy is a written policy and set of procedures for the review and approval or ratification of transactions involving Affiliates and Related Parties (as such terms are defined in the Transaction Policy).

Related Parties are defined in the Transaction Policy as owners of more than 5% of any class of voting securities of the Company, directors or executive officers of the Company, or nominees to become directors, since the beginning of the last fiscal year, and “related persons” and others as provided in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, immediate family members if involved in Company transactions and organizations, including charitable, where the foregoing have a material relationship or interest to such organization.  Affiliates are defined in the Transaction Policy as “affiliates” as provided in Sections 23A and 23B of the Federal Reserve Act and Regulation W issued by the Board of Governors of the Federal Reserve System, and can include anyone that controls, that is under common control with, or that is controlled by the Company, investment funds where an affiliate is a fund investment advisor, and “executive officers”, “directors”, “principal shareholders”, “related interests” of a person, “insider”, “immediate family” and “Subsidiary” as defined in Regulation O issued by the Board of Governors of the Federal Reserve System.

The Transaction Policy is administered through the Company’s Audit Committee with appropriate involvement and input from the Company’s Audit, Legal and Compliance Departments (collectively, the “Committee”).  The Audit Committee (i) has the responsibility to interpret and enforce the Transaction Policy, (ii) may amend the Transaction Policy from time to time and (iii) may delegate administrative responsibilities within the Company or to third parties as the Audit Committee deems appropriate to accomplish the objectives of the Transaction Policy.  All transactions covered by the Transaction Policy are prohibited unless approved or ratified by the Audit Committee and, when determined necessary by the Audit Committee pursuant to the Related Transaction Policy, the Company’s Board of Directors.

Transactions involving Affiliates that are subject to the Transaction Policy include extensions of credit, purchase or sale of loans, referrals or brokerage of loans, indebtedness to another “member bank” or correspondent bank, purchases of or investments in securities, purchase or sale of services, goods and other assets, issuance of guarantees, acceptances or letters of credit and third party transactions where an Affiliate benefits from transaction proceeds.

Transactions involving Related Parties that are subject to the Transaction Policy include transactions where there is a direct or indirect interest by the Related Party and the amount involved is over $120,000.

Transactions covered by the Transaction Policy are required to be referred to the Committee.  The Compliance Department is responsible for coordinating the performance of appropriate legal research and obtaining opinions regarding the disposition of the transaction, and communicating such information to the Committee with recommendations, including if any regulatory application needs to be prepared to report or obtain authorization of the transaction.  The Audit Committee will approve, ratify, recommend change to or deny the transaction, or schedule the referral for follow up reporting or presentations.  Material transactions and transactions covered by Regulation O are required to be referred by the Audit Committee to the Company’s Board of Directors for disposition.

Item 14.  Principal Accountant Fees and Services

Our Audit Committee has selected ParenteBeard LLC (“ParenteBeard”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2011.  ParenteBeard or its predecessor has been the Bank’s independent public accounting firm since 1997.  We have been advised by ParenteBeard that neither it nor any member thereof has any financial interest, direct or indirect, in Customers Bancorp or any of its affiliates, in any capacity.

Audit and Other Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed by ParenteBeard for professional services rendered for the fiscal years ended December 31, 2010 and 2011.

Services Rendered	2010	2011
Audit Fees	$237,391	$242,570
Audit-Related Fees (1)	62,500	-
Tax Fees (2)	32,217	47,767
All Other Fees	-	-
Total	$332,108	$290,337

(1) The audit-related fees consisted principally of fees related to our stand-alone audits of the Statements of Assets Acquired and Liabilities assumed as of July 9, 2010 and September 17, 2010 for the FDIC assisted acquisitions in 2010 of USA Bank and ISN Bank, respectively, private offerings of securities in 2010 and 2011, as well as the Berkshire Bancorp acquisition in 2011 and various research, consultation and discussions in 2010 and 2011.

(2) Tax fees for fiscal years 2010 and 2011 consisted principally of preparing our U.S. federal and state income tax returns.

Our Audit Committee has reviewed the non-audit services currently provided by our independent registered public accounting firm and has considered whether the provision of such services is compatible with maintaining the independence of such independent registered public accounting firm.  Based on such review and consideration, the Audit Committee has determined that the provision of such non-audit services is compatible with maintaining the independence of the independent registered public accounting firm.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not established a pre-approval policy for these services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

(a)	2. Financial Statements Schedules

Financial statements schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b)	Exhibits

Exhibit No.                                                                                 Description

2.1	Plan of Merger and Reorganization, incorporated by reference to Exhibit 2.1 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

2.2
Agreement and Plan of Merger, dated as of August 23, 2010, by and among Customers Bank, Customers Bancorp, Berkshire Bank and Berkshire Bancorp, Inc., incorporated by reference to Exhibit 2.2 to the Customers Bancorp’s Form S-1/A filed with the SEC on January 13, 2011

2.3
Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp’s Form S-1/A filed with the SEC on January 13, 2011

2.4
Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp’s Form S-1/A filed with the SEC on January 13, 2011

2.5
Amendment to Agreement and Plan of Merger, dated as of April 27, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp and Customers Bank, incorporated by reference to Exhibit 2.5 to the Customers Bancorp’s Form S-1/A filed with the SEC on June 13, 2011

3.1	Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

3.2	Articles of Amendment to the Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form S-1/A filed with the SEC on January 13, 2011

3.2	Articles of Amendment to the Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on December 9, 2011

3.4	Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

3.5
Certificate of Designations relating to Customers Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

3.6
Certificate of Designations relating to Customers Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.1	Specimen stock certificate of Customers Bancorp common stock, incorporated by reference to Exhibit 4.1 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.2	Specimen stock certificate of Customers Bancorp Class B Non-Voting Common Stock, incorporated by reference to Exhibit 4.2 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.3
Indenture, dated as of June 29, 2004, by and between New Century Bank and Wilmington Trust Company, relating to Floating Rate Subordinated Debt Securities Due 2014, incorporated by reference to Exhibit 4.3 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.4
Form of Anti-Dilution Agreement entered into by Customers Bank with each of the lead investors in our March and February 2010 private offerings, and all investors in our 2009 private offering, incorporated by reference to Exhibit 4.4 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.5
Form of Modification to Anti-Dilution Agreement entered into by Customers Bank with each of the lead investors in our March and February 2010 private offerings, and all investors in our 2009 private offering, incorporated by reference to Exhibit 4.5 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.6
Stock Option Agreement, dated as of March 23, 2005, by and between New Century Bank and Univest Corporation of Pennsylvania, incorporated by reference to Exhibit 4.6 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.7
Stock Option Agreement, dated as of July 10, 1997, by and between New Century Bank and NexTier Bank, f/k/a Citizens Incorporated, incorporated by reference to Exhibit 4.7 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.8
Form of Warrant issued to investors in New Century Bank’s March and February 2010 private offerings, 2009 private offering, and in partial exchange for New Century Bank’s shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock in June 2009, incorporated by reference to Exhibit 4.8 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.9	Warrants issued to Jay S. Sidhu, June 30, 2009, incorporated by reference to Exhibit 4.9 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

4.10
Form of Share Certificate relating to Customers Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.3 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

4.11
Form of Share Certificate relating to Customers Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.4 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.1+	New Century Bank Management Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.2+	Customers Bancorp 2010 Stock Option Plan

10.3+
Employment Agreement, dated as of June 17, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.3 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.4+
Employment Agreement, dated as of February 17, 2011, by and between New Century Bank and Richard A. Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp’s Form S-1/A filed with the SEC on June 13, 2011

10.5 +
Employment Agreement, dated as of February 17, 2011, by and between New Century Bank and Thomas Brugger, incorporated by reference to Exhibit 10.5 to the Customers Bancorp’s Form S-1/A filed with the SEC on June 13, 2011

10.6	Agreement, dated as of May 19, 2009, by and between New Century Bank and Jay Sidhu, incorporated by reference to Exhibit 10.6 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.7+       Amended and Restated Customers Bancorp 2004 Incentive Equity and Deferred Compensation Plan

10.8
Lease Agreement, dated January 5, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.10 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.9
Amendment to Lease, dated May 4, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.11 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.10
Letter Agreement dated as of December 28, 2011 by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 4, 2012 10.11+

10.11	Warrant issued to Jay S. Sidhu, June 30, 2009 (included in Exhibit 4.9)

10.12
Subscription Agreement, dated May 19, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.13 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.13
Amendment to Subscription Agreement, dated June 29, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.14 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.14
Amendment #2 to Subscription Agreement, dated as of June 30, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

10.15 +	Customers Bancorp Bonus Recognition and Retention Plan

10.16 +	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp’s Form S-1/A filed with the SEC on April 18, 2011

10.17 +	Form of Restricted Stock Agreement

10.18 +	Form of Stock Option Agreement

10.19
TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on September 22, 2011.

10.20
ARRA Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.2 to Customer Bancorp’s Form 8-K filed with the SEC on September 22, 2011

21.1         List of Subsidiaries of Customers Bancorp

31.1         Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2         Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) the Bancorp’s Balance Sheets as of December 31, 2011 and 2010, (b) Customers Bancorp’s Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (c) Customers Bancorp’s Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (d) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (e) Notes to Financial Statements for the years ended December 31, 2011, 2010 and 2009

___________
+  Management Contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

March 20, 2012	By: /s/ Jay S. Sidhu
Name: Jay S. Sidhu
Title: Chairman and Chief Executive Officer

Customers Bancorp, Inc.

March 20, 2012	By: /s/ Thomas Brugger
Name: Thomas Brugger
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 20, 2012

/s/ Thomas Brugger Thomas Brugger	Executive Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 20, 2012

/s/ Daniel K. Rothermel Daniel K. Rothermel	Director	March 20, 2012

/s/ John R. Miller John R. Miller	Director	March 20, 2012

/s/ T. Lawrence Way T. Lawrence Way	Director	March 20, 2012

/s/ Steven J. Zuckerman Steven J. Zuckerman	Director	March 20, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1. No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2. No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3. If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.