Form 10-Q
period 2012-03-31
Customers Bancorp, Inc.
filed 2012-05-15
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐     Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to  _____ .

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

Yes     ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer 0
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes     ☐       No   ☒

On May 14, 2012, 8,503,541 shares of Voting Common Stock were outstanding, and 2,844,142 shares of Class B Non-Voting Common Stock were outstanding.

Customers Bancorp, Inc.
Table of Contents

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS – UNAUDITED
(Dollar amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,710	$7,765
Interest earning deposits	79,114	65,805
Cash and cash equivalents	90,824	73,570
Investment securities available for sale, at fair value	27,951	79,137
Investment securities, held-to-maturity (fair value 2012 $291,663; 2011 $330,809)	281,417	319,547
Loans held for sale	175,868	174,999
Loans receivable not covered by Loss Sharing Agreements with the FDIC	1,192,414	1,216,265
Loans receivable covered under Loss Sharing Agreements with the FDIC	120,559	126,276
Less: Allowance for loan and lease losses	(15,400)	(15,032)
Total loans receivable, net	1,297,573	1,327,509
FDIC loss sharing receivable	14,149	13,077
Bank premises and equipment, net	9,378	9,420
Bank owned life insurance	29,614	29,268
Other real estate owned (2012 $6,363; 2011 $6,166 covered under Loss Sharing Agreements with the FDIC)	12,298	13,482
Goodwill	2,207	1,598
Restricted stock	20,960	21,818
Accrued interest receivable and other assets	13,353	14,107
Total assets	$1,975,592	$2,077,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$133,505	$114,044
Interest bearing	1,670,685	1,469,145
Total deposits	1,804,190	1,583,189
Federal funds purchased	-	5,000
Other borrowings	11,000	331,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	7,094	8,595
Total liabilities	1,824,284	1,929,784

Shareholders’ equity:
Preferred stock, par value $1,000 per share; 100,000,000 shares authorized; none issued	—	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 11,395,302 shares issued and 11,347,683 shares issued and outstanding at March 31, 2012 and December 31, 2011	11,395	11,395
Additional paid in capital	123,130	122,602
Retained earnings	17,608	14,496
Accumulated other comprehensive loss	(325)	(245)
Less: cost of treasury stock, 47,619 shares at March 31, 2012 and December 31, 2011	(500)	(500)
Total shareholders’ equity	151,308	147,748
Total liabilities and shareholders’ equity	$1,975,592	$2,077,532

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in thousands, except per share data)

Three Months Ended March 31,
Interest income:	2012	2011
Loans receivable, including fees	$15,624	$9,502
Loans receivable, non-taxable, including fees	14	22
Investment securities, taxable	2,912	2,017
Investment securities, non-taxable	21	22
Other	124	276
Total interest income	18,695	11,839
Interest expense:
Deposits	5,073	5,450
Federal funds purchased	2	-
Borrowed funds	133	89
Subordinated debt	18	16
Total interest expense	5,226	5,555
Net interest income	13,469	6,284
Provision for loan and lease losses	1,800	2,800
Net interest income after provision for loan and lease losses	11,669	3,484
Non-interest income:
Deposit fees	116	104
Loan fees	192	79
Mortgage warehouse transactional fees	2,099	1,111
Bank owned life insurance	265	601
Gain on sale of investment securities	209	-
Accretion of FDIC loss sharing receivable	655	909
Gain on sale of OREO	60	-
Gain on sale of loans	-	78
Other	136	354
Total non-interest income	3,732	3,236
Non-interest expense:
Salaries and employee benefits	5,496	4,115
Occupancy	1,380	986
Technology, communication and bank operations	647	313
Advertising and promotion	275	228
Professional services	886	1,426
FDIC assessments, taxes, and regulatory fees	669	823
Loan workout and other real estate owned	525	385
Impairment and losses on other real estate owned	-	196
Merger related expenses	28	-
Other	780	619
Total non-interest expense	10,686	9,091
Income (loss) before tax expense (benefit)	4,715	(2,371)
Income tax expense (benefit)	1,603	(695)
Net income (loss)	$3,112	$(1,676)
Basic income (loss) per share	$0.27	$(0.18)
Diluted income (loss) per share	$0.27	$(0.18)

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$3,112	$(1,676)
Other comprehensive income (loss), before tax:
Unrealized holding (losses) gains on securities
arising during the period	(332)	138
Reclassification adjustment for gains included in net income	209	-
Income tax benefit (expense) related to items of other
comprehensive income	43	(48)
Other comprehensive (loss) income, net of tax	(80)	90
Comprehensive income (loss)	$3,032	$(1,586)

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED
For the three months ended March 31, 2012 and 2011
(Dollar amounts in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, December 31, 2010	8,398,015	$8,398	$88,132	$10,506	$(1,896)	$-	$105,140
Comprehensive loss				(1,676)	90		(1,586)
Stock-based compensation expense			147				147
Common stock issued, net of costs	1,388,893	1,389	14,145				15,534
Balance, March 31, 2011	9,786,908	$9,787	$102,424	$8,830	$(1,806)	$-	$119,235

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, December 31, 2011	11,347,683	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Comprehensive income				3,112	(80)		3,032
Stock-based compensation expense			528				528
Balance, March 31, 2012	11,347,683	$11,395	$123,130	$17,608	$(325)	$(500)	$151,308

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in thousands)

For Three Months Ended March 31,	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$3,112	$(1,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	1,800	2,800
Provision for depreciation and amortization	448	294
Stock-based compensation	528	147
Deferred taxes	187	-
Net amortization (accretion) of investment securities premiums and discounts	39	(15)
Gain on sale of investment securities	(209)	-
Gain on sale of loans	-	(78)
Origination of loans held for sale	(501,139)	(534,648)
Proceeds from the sale of loans held for sale	500,270	559,608
Increase in FDIC loss sharing receivable	(1,190)	(1,504)
Amortization (accretion) of fair value discounts	1,374	(185)
Net gain on sale of other real estate owned	(60)	-
Impairment charges on other real estate owned	957	131
Net increase in earnings on investment in bank owned life insurance	(346)	(621)
Increase in accrued interest receivable and other assets	(174)	(545)
Decrease in accrued interest payable and other liabilities	(1,501)	(1,253)
Net Cash Provided by Operating Activities	4,096	22,455
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments on investment securities available for sale	2,195	4,784
Proceeds from sales of investment securities available for sale	48,965	-
Purchases of investment securities held to maturity	-	(318,800)
Proceeds from maturities, calls and principal repayments on investment securities held to maturity	38,203	-
Net decrease (increase) in loans	24,310	(23,791)
Proceeds on sale of SBA loans	-	1,465
Proceeds from bank owned life insurance	-	699
Proceeds from (purchases of) restricted stock	858	(818)
Reimbursements from the FDIC on Loss Sharing Agreements	118	1,977
Purchases of bank premises and equipment	(406)	(614)
Proceeds from sales of other real estate owned	2,844	895
Net Cash Provided by (Used in) Investing Activities	117,087	(334,203)
Cash Flows from Financing Activities
Net increase in deposits	221,071	143,650
Net decrease in short-term borrowed funds	(325,000)	-
Proceeds from issuance of common stock	-	15,534
Net Cash (Used in) Provided by Financing Activities	(103,929)	159,184
Net Increase (Decrease) in Cash and Cash Equivalents	17,254	(152,564)
Cash and Cash Equivalents — Beginning	73,570	238,724
Cash and Cash Equivalents — Ending	$90,824	$86,180
Supplementary Cash Flows Information
Interest paid	$5,267	$5,443
Income taxes paid	2,589	2,816

Non- cash items:
Transfer of loans to other real estate owned	$2,382	1,433
Investment securities purchased but not settled	-	78,048

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 1  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank”) into a bank holding company structure.  The reorganization was completed on September 17, 2011.  Any financial information for periods prior to September 17, 2011, contained herein reflects those of Customers Bank as the predecessor entity.  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Bancorp believes that the disclosures made are adequate to make the information not misleading. The accounting policies of Customers Bancorp, Inc. and Subsidiary, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as disclosed on pages 80 through 90 of Customers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the latest Form 10-K.

The Bancorp’s unaudited consolidated interim financial statements reflect all adjustments that are, in the opinion of management, necessary for fair statement of the results of interim periods presented.

Certain amounts reported in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.  These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

The Bancorp evaluated its March 31, 2012 consolidated financial statements for subsequent events through the date the financial statements were issued.  The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 2  REORGANIZATION AND ACQUISITION ACTIVITY

Reorganization into Customers Bancorp, Inc.

The Bancorp and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for shares of common stock and Class B Non-voting common stock of the Bancorp.  The Bank became a wholly-owned subsidiary of the Bancorp (the “Reorganization”).  The Bancorp is authorized to issue up to 100,000,000 shares of common stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.  All share and per share information has been retrospectively restated to reflect the Reorganization, including the three-for-one consideration used in the Reorganization.

In the Reorganization, the Bank’s issued and outstanding shares of common stock of 22,525,825 shares and Class B Non-Voting common stock of 6,834,895 shares converted into 7,508,473 shares of the Bancorp’s common stock and 2,278,294 shares of the Bancorp’s Class B Non-Voting common stock.  Cash was paid in lieu of fractional shares.  Outstanding warrants to purchase 1,410,732 shares of the Bank’s common stock with an weighted-average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting common stock with an weighted-average exercise price of $3.50 per share were converted into warrants to purchase 470,260 shares of the Bancorp’s common stock with a weighted average exercise price of $10.64 per share and warrants to purchase 81,036 shares of the Bancorp’s Class B Non-Voting common stock with a weighted-average exercise price of $10.50 per share.  Outstanding stock options to purchase 2,572,404 shares of the Bank’s common stock with a weighted-average price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting common stock with a weighted-average price of $4.00 per share were converted into stock options to purchase 855,774 shares of the Bancorp’s common stock with a weighted-average exercise price of $10.49 per share and stock options to purchase 77,166 shares of the Bancorp’s Class B Non-Voting common stock with a weighted-average exercise price of $12.00 per share.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance was effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance was effective for interim and annual periods beginning after December 15, 2011 is to be applied prospectively. Adoption of this guidance has not had a material impact on Customers Bancorp’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. This amendment is to be applied retrospectively and was effective for fiscal years and interim periods ending after December 15, 2011 for public companies. Adoption of this guidance has not had a significant impact on Customers Bancorp’s financial statements.

In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU were effective for impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In December, 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. Customers Bancorp does not expect this ASU to have a material impact on results of operations or financial condition.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Customers Bancorp does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The adoption of this ASU is not expected to have a significant impact on Customers Bancorp’s consolidated financial statements.

NOTE 4  EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2012	2011
Net income (loss) allocated to common shareholders	$3,112	$(1,676)

Weighted average number of common shares - basic	11,347,683	9,195,232
Stock-based compensation plans	179,044	-
Warrants	98,906	-

Weighted average number of common shares - diluted	11,625,633	9,195,232
Basic earnings (loss) per share	$0.27	$(0.18)

Diluted earnings (loss) per share	$0.27	$(0.18)

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 4  EARNINGS PER SHARE - (continued)

For the quarter ended March 31, 2012, 1,599,791 share-based compensation awards and 571,135 warrants were outstanding but were not included in the computation of diluted earnings per share because their common stock equivalents were anti-dilutive.

For the quarter ended March 31, 2011, 948,199 share-based compensation awards and 551,278 warrants were outstanding but were not included in the computation of diluted earnings per share because their common stock equivalents were anti-dilutive.

NOTE 5  INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities (1)	$5,786	$48	$(73)	$5,761
Asset-backed securities	599	6	—	605
Municipal securities	2,066	—	(27)	2,039
Corporate notes	20,000	—	(454)	19,546
	$28,451	$54	$(554)	$27,951

Held to Maturity:
Mortgage-backed securities	$281,417	$10,246	$—	$291,663

 (1) Includes an interest only strip security of $2,790.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 5  INVESTMENT SECURITIES – (continued)

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

The following table shows proceeds from the sale of available for sale investment securities, gross gains and gross losses on those sales of securities:

	Three months ended March 31,
	2012	2011
Proceeds from sale of available-for-sale investment securities	$48,965	$-

Gross gains	$209	$-
Gross losses	-	-
Net gains	$209	$-

These gains and losses were determined using the specific identification method and were included in non-interest income.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 5  INVESTMENT SECURITIES – (continued)

The following table shows investments securities by stated maturity.  Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are therefore, classified separately with no specific maturity date:

	March 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$94	$95	$—	$—
Due after one year through five years	22,479	22,002	—	—
Due after five years through ten years	55	56	—	—
Due after ten years	37	37	—	—
	22,665	22,190	—	—
Mortgage-backed securities (1)	5,786	5,761	281,417	291,663
Total investment securities	$28,451	$27,951	$281,417	$291,663

(1)	Includes an interest only strip security of $2,790

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Mortgage-backed securities	$149	$(1)	$448	$(72)	$597	$(73)
Municipal securities	-	-	2,039	(27)	2,039	(27)
Corporate notes	19,546	(454)	-	-	19,546	(454)
Total investment securities available-for-sale	$19,695	$(455)	$2,487	$(99)	$22,182	$(554)

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 5  INVESTMENT SECURITIES – (continued)

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

At March 31, 2012 there were eight available for sale investment securities in the less than twelve month category and eight available for sale investment securities in the twelve month or more category.  At December 31, 2011, there were ten available-for-sale investment securities in the less than twelve month category and six available for sale investment securities in the twelve month or more category.  In management’s opinion, the unrealized losses reflect primarily changes in interest rates, due to changes in economic conditions and the liquidity of the market and not credit quality.  In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market price recovery.

At March 31, 2012 and December 31, 2011, the Bancorp had pledged investment securities aggregating $221,884 and $311,442, respectively as collateral for borrowings.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of net loans receivable at March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Construction	$36,132	$37,926
Commercial real estate	50,874	51,619
Commercial and industrial	9,587	10,254
Residential real estate	19,967	22,465
Manufactured housing	3,999	4,012
Total loans receivable covered under FDIC Loss Sharing Agreements (1)	120,559	126,276
Construction	13,451	15,271
Commercial real estate	383,866	352,635
Commercial and industrial	74,001	69,178
Mortgage warehouse	561,268	619,318
Manufactured housing	98,848	104,565
Residential real estate	59,178	53,476
Consumer	2,122	2,211
Total loans receivable not covered under FDIC Loss Sharing Agreements	1,192,734	1,216,654
Total loans receivable	1,313,293	1,342,930
Deferred (fees) costs, net	(320)	(389)
Allowance for loan and lease losses	(15,400)	(15,032)
Loans receivable, net	$1,297,573	$1,327,509

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES - (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of March 31, 2012:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	Total Loans (4)
Commercial and industrial
Acquired with credit deterioration	$13	$—	$13	$171	$4,575	$4,759
Remaining loans (5)	—	—	—	900	68,342	69,242
Commercial real estate
Acquired with credit deterioration	84	—	84	8,157	54,320	62,561
Remaining loans (5)	1,010	—	1,010	15,812	304,483	321,305
Construction
Acquired with credit deterioration	581	—	581	—	2,999	3,580
Remaining loans (5)	2	—	2	4,096	5,773	9,871
Residential real estate
Acquired with credit deterioration	430	—	430	1,769	15,533	17,732
First mortgages (5)	306	—	306	609	21,303	22,218
Home equity (5)	18	—	18	858	18,352	19,228
Consumer
Acquired with credit deterioration	7	—	7	5	204	216
Remaining loans (5)	9	—	9	29	1,868	1,906
Mortgage warehouse	—	—	—	—	561,268	561,268
Manufactured housing (3)
Acquired with credit deterioration	733	—	733	2,558	4,423	7,714
Remaining loans (5)	2,909	—	2,909	—	88,225	91,134

Total	$6,102	$—	$6,102	$34,964	$1,151,668	$1,192,734

(1)	Loan balances do not include non-accrual loans.

(2)	Loans where payments are due within 29 days of the scheduled payment date.

(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.

(4)	Loans exclude deferred costs and fees.

(5)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES - (continued)

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of December 31, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due(1)	Non- Accrual	Current (2)	Total Loans (4)
Commercial and industrial
Acquired with credit deterioration	$—	$—	$—	$178	$4,944	$5,122
Remaining loans (5)	—	—	—	2,783	61,273	64,083
Commercial real estate
Acquired with credit deterioration	89	—	89	8,527	57,542	66,158
Remaining loans (5)	1,025	—	1,025	18,763	266,689	286,477
Construction
Acquired with credit deterioration	—	—	—	—	3,393	3,393
Remaining loans (5)	—	—	—	5,630	6,248	11,878
Residential real estate
Acquired with credit deterioration	1,002	—	1,002	1,423	16,156	18,581
First mortgages (5)	314	—	314	700	14,679	15,666
Home equity (5)	183	—	183	823	18,196	19,202
Consumer
Acquired with credit deterioration	7	—	7	6	233	246
Remaining loans (5)	14	—	14	34	1,917	1,965
Mortgage warehouse	—	—	—	—	619,318	619,318
Manufactured housing (3)
Acquired with credit deterioration	621	—	621	—	7,176	7,797
Remaining loans (5)	4,541	—	4,541	—	92,227	96,768

Total	$7,796	$—	$7,796	$38,867	$1,169,991	$1,216,654

(1)	Loan balances do not include non-accrual loans.

(2)	Loans where payments are due within 29 days of the scheduled payment date.

(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank and are used to fund the past due payments when the loan reaches 90 days or more delinquent.

(4)	Loans exclude deferred costs and fees.

(5)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES - (continued)

Covered Nonaccrual Loans and Loans Past Due

The following table summarizes covered nonaccrual loans and past due loans, by class, as of March 31, 2012:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Nonaccrual	Current (3)	Total Loans
Commercial and industrial
Acquired with credit deterioration	$—	$—	$—	$357	$—	$357
Remaining loans (2)	741	—	741	—	8,489	9,230
Commercial real estate
Acquired with credit deterioration	—	—	—	—	—	—
Remaining loans (2)	602	—	602	17,381	32,891	50,874
Construction
Acquired with credit deterioration	3,246	—	3,246	18,063	—	21,309
Remaining loans (2)	—	—	—	6,089	8,734	14,823
Residential real estate
Acquired with credit deterioration	—	—	—	1,835	—	1,835
First mortgages (2)	561	—	561	—	8,458	9,019
Home equity (2)	361	—	361	1,430	7,322	9,113
Manufactured housing
Acquired with credit deterioration	—	—	—	70	—	70
Remaining loans (2)	106	—	106	74	3,749	3,929
	$5,617	$—	$5,617	$45,299	$69,643	$120,559

(1)	Loans balances do not include non-accrual loans.

(2)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

(3)	Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following table summarizes covered nonaccrual loans and past due loans, by class, as of December 31, 2011:

	30-89 Days Past Due (1)		Greater Than 90 Days (1)	Total Past Due (1)	Nonaccrual	Current (3)	Total Loans
Commercial and industrial
Acquired with credit	$		$—	$—	$378	$—	$378
deterioration
Remaining loans (2)		2,672	—	2,672	—	7,204	9,876
Commercial real estate
Acquired with credit		—	—	—	16,204	2,039	18,243
deterioration
Remaining loans (2)		1,074	—	1,074	1,462	30,840	33,376
Construction
Acquired with credit		—	—	—	18,896	3,266	22,162
deterioration
Remaining loans (2)		92	—	92	2,584	13,088	15,764
Residential real estate
Acquired with credit		—	—	—	4,002	—	4,002
deterioration
First mortgages (2)		570	—	570	—	8,601	9,171
Home equity (2)		281	—	281	1,532	7,479	9,292
Manufactured housing
Acquired with credit		—	—	—	77	—	77
deterioration
Remaining loans (2)		6	—	6	78	3,851	3,935
		$4,695	$—	$4,695	$45,213	$76,368	$126,276

(1)	Loans balances do not include non-accrual loans.

(2)	Loans receivable that were not identified upon acquisition as a loan with credit deterioration.

(3)	Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Impaired Loans  Covered and Non-Covered

The following table presents a summary of the impaired loans at or for the three months ended March 31, 2012.

	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$7,410	$-	$7,193	$234
Commercial real estate	20,905	-	20,668	177
Construction	7,601	-	8,187	4
Consumer	138	-	69	1
Residential real estate	5,031	-	2,687	61
With an allowance recorded:
Commercial and industrial	779	417	790	1
Commercial real estate	8,673	1,429	10,434	73
Construction	6,900	2,972	7,134	50
Consumer	20	20	21	-
Residential real estate	861	59	865	12

Total	$58,318	$4,897	$58,048	$613

(1)	Also represents the recorded investment.

The following table presents a summary of the impaired loans at December 31, 2011 and activity recorded for the three months ended March 31, 2011.

	December 31, 2011		March 31, 2011
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$6,975	$—	$10	$2
Commercial real estate	20,431	—	6,775	358
Construction	8,773	—	—	—
Residential real estate	343	—	—	—
With an allowance recorded:
Commercial and industrial	800	426	6,686	462
Commercial real estate	12,195	2,047	12,922	849
Construction	7,369	2,986	5,558	168
Consumer	22	22	—	—
Residential real estate	869	195	1,261	38

Total	$57,777	$5,676	$33,212	$1,877

(1)	Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Troubled Debt Restructurings

At March 31, 2012, there were $7.9 million in loans categorized as troubled debt restructurings (“TDR”).  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate at the time of modification and has performed according to the modified terms for at least six months.  A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2012.  There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(amounts in thousands)
Extended under forbearance	$-	$-	$-
Multiple extensions resulting from financial difficulty	-	-	-
Interest rate reductions	155	-	155
Total	$155	$-	$155

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Troubled Debt Restructurings

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings, and the recorded investments and unpaid principal balances during the three months ended March 31, 2012.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	-	$-	-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Manufactured housing	-	-	-	-
Residential real estate	-	-	-	-
Consumer	3	155	-	-
Total loans and leases	3	$155	-	$-

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Troubled Debt Restructurings

TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal.  As of March 31, 2012 and 2011, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.

All loans and leases modified in troubled debt restructurings are evaluated for impairment.  The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit for losses.  There were no specific reserves resulting from the addition of TDR modifications and there were no TDRs with subsequent defaults in the three-month period ended March 31, 2012.

Credit Quality Indicators

Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis.  Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan.  The following presents the credit quality tables as of March 31, 2012 and December 31, 2011 for the non-covered loan portfolio.

	March 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$65,592	$342,800	$9,034	$55,804
Special Mention	7,267	14,620	235	252
Substandard	837	24,911	3,111	3,122
Doubtful	305	1,535	1,071	-
Total	$74,001	$383,866	$13,451	$59,178

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$2,087	$561,268	$96,832
Nonperforming (1)	35	-	2,016
Total	$2,122	$561,268	$98,848

(1)	Includes loans that are on non-accrual status or past due ninety days of more at March 31, 2012.

        CUSTOMERS BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 (Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$61,327	$308,258	$9,314	$50,517
Special Mention	57	13,402	237	-
Substandard	7,472	29,312	4,349	2,959
Doubtful	322	1,663	1,371	-
Total	$69,178	$352,635	$15,271	$53,476

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$2,171	$619,318	$104,565
Nonperforming (1)	40	-	-
Total	$2,211	$619,318	$104,565

(1)	Includes loans that are on non-accrual status or past due ninety days of more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following presents the credit quality tables as of March 31, 2012 and December 31, 2011 for the covered loan portfolio.

	March 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$9,180	$30,511	$4,743	$14,633
Special Mention	50	2,856	3,990	2,070
Substandard	357	17,507	27,399	3,264
Doubtful	-	-	-	-
Total	$9,587	$50,874	$36,132	$19,967

Manufactured Housing
Performing	$3,855
Nonperforming (1)	144
Total	$3,999

(1)	Includes loans that are on non-accrual status or past due ninety days or more at March 31, 2012.

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$9,823	$30,998	$5,539	$16,476
Special Mention	53	3,358	7,641	455
Substandard	378	17,263	24,746	5,534
Doubtful	-	-	-	-
Total	$10,254	$51,619	$37,926	$22,465

Manufactured Housing
Performing	$3,857
Nonperforming (1)	155
Total	$4,012

(1)	Includes loans that are on non-accrual status or past due ninety days or more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Allowance for loan and lease losses

The changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and the loans and allowance for loan and lease losses by loan segment based on impairment method are as follows:

Three months ended March 31, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844
Charge-offs	(34)	(206)	(1,212)	(21)
Recoveries	-	37	-	4
Provision for loan and lease losses	57	257	1,655	(52)
Ending Balance, March 31, 2012	$1,464	$7,117	$5,099	$775

Three months ended March 31, 2012	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, January 1, 2012	$18	$61	$929	$54	$15,032
Charge-offs	-	-	-	-	(1,473)
Recoveries	-	-	-	-	41
Provision for loan and lease losses	15	34	(166)	-	1,800
Ending Balance, March 31, 2012	$33	$95	$763	$54	$15,400

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Three months ended March 31, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate

Loans:
Individually evaluated for impairment	$8,189	$29,578	$14,501	$5,892
Collectively evaluated for impairment	70,962	321,363	10,358	55,626
Loans acquired with credit deterioration	5,805	85,468	28,013	21,495
Allowance for loan and lease losses:
Individually evaluated for impairment	$417	$1,429	$2,972	$59
Collectively evaluated for impairment	949	4,078	264	607
Loans acquired with credit deterioration	98	1,531	1,863	168

Three months ended March 31, 2012	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated		Total

Loans:
Individually evaluated for impairment	$-	$158	$-	$		$58,318
Collectively evaluated for impairment	93,924	5,712	561,268			1,119,213
Loans acquired with credit deterioration	15,446	224	-			156,451
Market discounts/premiums/valuation adjustments						(20,689)
Total loans						1,313,293
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$20	$-	$		$4,897
Collectively evaluated for impairment	33	78	763		54	6,826
Loans acquired with credit deterioration	-	17	-			3,677

The non-covered manufactured housing portfolio was purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items.  At March 31, 2012 funds available for reimbursement, if necessary, are $6,095.  Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The changes in the allowance for loan and lease losses for the three months ended March 31, 2011 and the loans and allowance for loan and lease losses by loan segment based on impairment method are as follows:

Three months ended March 31, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116
Charge-offs	-	(477)	(155)	-
Recoveries	-	5	-	-
Provision for loan and lease losses	384	2,503	162	(300)
Ending Balance, March 31, 2011	$2,046	$11,183	$2,134	$816

Three months ended March 31, 2011	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, January 1, 2011	$-	$11	$465	$596	$15,129
Charge-offs	-	(4)	-	-	(636)
Recoveries	-	-	-	-	5
Provision for loan and lease losses	-	5	42	4	2,800
Ending Balance, March 31, 2011	$-	$12	$507	$600	$17,298

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Twelve months ended December 31, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Loans:
Individually evaluated for impairment	$7,775	$32,625	$16,142	$1,212
Collectively evaluated for impairment	73,877	354,561	16,025	71,477
Loans acquired with credit deterioration	885	20,962	26,428	4,731
Allowance for loan and lease losses:
Individually evaluated for impairment	$426	$2,047	$2,986	$195
Collectively evaluated for impairment	911	4,063	209	554
Loans acquired with credit deterioration	104	920	1,461	94

Twelve months ended December 31, 2011	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Loans:
Individually evaluated for impairment	$—	$23	$—	$—	$57,777
Collectively evaluated for impairment	113,380	6,545	619,318	—	1,153,029
Loans acquired with credit deterioration	88	—	—	—	155,249
Market discounts/premiums/valuation adjustments					(23,514
Total loans					1,342,541
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$22	$—	$—	$5,676
Collectively evaluated for impairment	1	39	929	54	6,760
Loans acquired with credit deterioration	17	—	—	—	2,596

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The changes in the accretable yield for prior loan acquisitions for the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Balance, beginning of period	$45,358	$7,176
Additions resulting from acquisition	-	-
Accretion to interest income	(2,059)	(527)
Reclassification (to)/from nonaccretable difference and disposals, net	1,404	(429)

Balance, end of period	$44,703	$6,220

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 6  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

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

The following table summarizes the activity related to the FDIC loss sharing receivable for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011

Balance, beginning of period	$13,077	$16,702
Acquisitions	-	-
Change in FDIC loss sharing receivable	1,190	1,504
Reimbursement from the FDIC	(118)	(1,977)
Balance, end of period	$14,149	$16,229

NOTE 7  SHAREHOLDERS’ EQUITY

On September 30, 2011, the Bancorp sold 419,000 shares of common stock and 565,848 shares of Class B Non-Voting Common Stock at $13.20 per share with total proceeds of $13,000.

During the first quarter 2011, the Bank sold shares of its common stock and Class B Non-Voting Common Stock to certain investors.  Giving effect to the reorganization, the Bancorp (as successor to the Bank) issued, in connection with this transaction, 668,527 shares of common stock and 363,140 shares of Class B Non-Voting Common Stock at $12.00 per share and 210,916 shares of common stock and 146,310 shares of Class B Non-Voting Common Stock to the Bancorp’s investors at $10.50 per share.  The proceeds, net of offering costs were $15,500.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 8 – STOCK BASED COMPENSATION

Restricted Stock Units

Due to our significant growth and evolution as a bank since 2009, including raising more than $100 million in equity, increasing assets to over $2 billion and significantly increasing our equity base, in February 2012 the Compensation Committee recommended and the board of directors approved a restricted stock reward program that provided for the grant of restricted stock units to certain directors and senior executives of Customers Bancorp and Customers Bank.  Pursuant to the program, restricted stock units for 185,189 shares of our Voting Common Stock and 211,640 shares of our Class B Non-Voting Common Stock were granted on February 16, 2012 pursuant to the 2004 Plan.  Of this amount, certain officers received restricted stock units for 169,313 shares of Voting Common Stock and 211,640 shares of Class B Non-Voting Common Stock in the aggregate and our non-employee directors received 15,876 shares of Voting Common Stock in the aggregate.  One requirement for vesting is that the recipient of the restricted stock units remains an employee or director of ours, through December 31, 2016.  The restricted stock units held by an employee or director are forfeited if he or she ceases to be an employee or director prior to that date.  The second vesting requirement for each award (both must be met to vest) is that our Voting Common Stock trades at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five year period ending December 31, 2016.  If the restricted stock units vest, the recipient will receive shares of our common stock on December 31, 2016.  However, upon a change in control of us resulting in any one shareholder owning more than 24.9% of the outstanding stock of Customers Bancorp prior to December 31, 2016, all restricted stock units held by employees and directors automatically vest and they will receive shares of our common stock at that time.

In addition, in February 2012, there was an aggregate award of 57,031 restricted stock units to officers and employees of the Bank which vest 3 years from the date of issuance or upon a change in control.

Participants under the Bonus Recognition and Retention Program (“BRRP”) were eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in the first quarter of 2012. As a result, in February 2012, an aggregate of 63,326 restricted stock units were allocated to the annual deferral account.

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

The table below presents the status of the restricted stock/units at March 31, 2012 and changes during 2012.

	Shares	Weighted-average Exercise Price
Outstanding at January 1, 2012	35,289	$12.00
Granted	517,186	$12.53
Vested	-	-
Canceled	-	-
Outstanding at March 31, 2012	552,475	$12.50

Unrecognized compensation expense related to the unvested restricted stock units was $6,501 at March 31, 2012 and is expected to be recognized through December 31, 2016.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 8 – STOCK BASED COMPENSATION – (continued)

Stock Option Plans

During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”) and during 2011, the shareholders of Customers Bank approved the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”).  The 2010 Plan and 2004 Plan were subsequently amended to reflect the September 17, 2011 Plan of Merger and Reorganization approved by the shareholders of Customers Bank.   The purpose of these plans is to promote the success and enhance the value of Bancorp by linking the personal interests of the members of the Board of Directors and Customers Bank’s employees, officers and executives to those of the Bancorp’s shareholders and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of the Bancorp. The 2010 Plan and 2004 Plan are intended to provide flexibility to Bancorp in its ability to motivate, attract and retain the services of members of the Board of Directors, employees, officers and executives of Customers Bank.  Stock options granted normally vest on the third or fifth anniversary of the grant date plus the fully diluted tangible book value must increase by 50% for the 2010 Plan and three years for the 2004 Plan plus the fully diluted tangible book value must increase by 50%.

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

During the three months ended March 31, 2012, the Bancorp granted to employees options to purchase 31,668 shares of common stock at a weighted-average exercise price of $12.60 per share. The stock options vest on the fifth anniversary after the date of grant plus the fully diluted tangible book value must increase by 50%.

For the three months ended March 31, 2012, Customers Bank estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

March 31, 2012
Risk-free interest rates	0.87%
Expected dividend yield	0.00%
Expected volatility	20.00%
Expected lives (years)	7
Weighted average fair value of options granted	$2.94

The following summarizes the changes in stock option activity under the Bancorp’s stock option plans at March 31, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding, January 1, 2012	1,127,653	$11.00
Issued	31,668	12.60
Adjustments (1)	67,086
Forfeited	(333)	30.68
Outstanding, March 31, 2012	1,226,074	$11.16	5.38	$2,225
Options exercisable at March 31, 2012	6,272	$31.73	3.72	$-

(1) The adjustment above represents error corrections, the cancellation of the directors’ options and the conversion of the voting stock options to non-voting stock options.

The September 17, 2011 and the September 30, 2011 options awards to Mr. Sidhu totaling 160,884 shares were cancelled on March 6, 2012, and new options to purchase the same number of shares of Class B Non-Voting Common Stock upon the same terms (including the same exercise price and expiration date) were issued.  The cancellation and grant were done to correct an inadvertent mistake of originally awarding these as options to purchase shares of Voting Common Stock.  There was no impact to the total number of stock option shares from this adjustment.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Bancorp’s latest sale price of $13.20 and the exercise price) multiplied by the number of in-the-money options.

NOTE 9  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Management believes, as of March 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 9  REGULATORY MATTERS – (continued)

The Bancorp’s and the Bank’s capital amounts and ratios at March 31, 2012 and December 31, 2011 are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of March 31, 2012:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$163,189	12.01%	≥	$108,721	≥	8.0%	≥	N/A		N/A
Customers Bank	$158,317	11.66%	≥	$108,666	≥	8.0%	≥	$135,832	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$146,936	10.81%	≥	$54,360	≥	4.0%	≥	N/A		N/A
Customers Bank	$142,064	10.46%	≥	$54,333	≥	4.0%	≥	$81,499	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$146,936	7.72%	≥	$76,165	≥	4.0%	≥	N/A		N/A
Customers Bank	$142,064	7.46%	≥	$76,165	≥	4.0%	≥	$95,207	≥	5.0%
As of December 31, 2011:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$162,228	11.43%	≥	$113,504	≥	8.0%	≥	N/A		N/A
Customers Bank	$157,228	11.08%	≥	$113,504	≥	8.0%	≥	$141,880	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$146,395	10.32%	≥	$56,752	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	9.97%	≥	$56,752	≥	4.0%	≥	$85,128	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$146,395	7.59%	≥	$77,166	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	7.33%	≥	$77,166	≥	4.0%	≥	$96,457	≥	5.0%

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and to disclose the fair value of its financial instruments.  FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.  The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at March 31, 2012 and December 31, 2011:

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

Interest-Only Strips:

To obtain fair values, quoted market prices are used if available.  Quotes are generally not available for interests that continue to be held by the transferor, so the Bancorp generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions  credit losses and discount rates commensurate with the risks involved.  At March 31, 2012, the Bancorp had interest-only strips measured at fair value on a recurring basis classified within Level 3.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

Loans receivable held for sale:

The fair values of loans receivable held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

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

Bank-owned life insurance:

The carrying value of bank-owned life insurance represents the cash surrender value of the policies and approximates fair value.

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

Other Real Estate Owned (“OREO”):

The fair value was determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).  All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”).  Appraisals are certified to the Bancorp and performed by appraisers on the Bancorp approved list of appraisers.  Evaluations are completed by a person independent of management.   The content of the appraisal depends on the complexity of the property.  Appraisals are completed on a “retail value” and an “as is value”.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

Borrowings:

Borrowings consist of FHLB advances and securities sold under agreements to repurchase.  The carrying amount of short-term FHLB borrowings approximates its fair value.  Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.  Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  The fair value of securities sold under agreements to repurchase is estimated by discounting the projected future cash flows using current market rates on similar securities.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Bancorp since a fair value calculation is only provided for a limited portion of the Bancorp’s assets.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bancorp’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Bancorp’s financial instruments were as follows at March 31, 2012 and December 31, 2011.

			Fair Value Measurements at March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$90,824	$90,824	$90,824	$-	$-
Investment securities, available for sale	27,951	27,951	-	5,615	22,336
Investment securities, held to maturity	281,417	291,663	-	291,663	-
Loans held for sale	175,868	175,868	-	175,868	-
Loans receivable, net	1,297,573	1,305,567	-	-	1,305,567
FDIC loss sharing receivable	14,149	14,149	-	14,149	-
Bank-owned life insurance	29,614	29,614	-	29,614	-
Restricted stock	20,960	20,960	-	20,960	-
Accrued interest receivable	4,358	4,358	4,358	-	-

Liabilities:
Deposits	$1,804,190	$1,821,266	$-	$1,821,266	$-
Subordinated debt	2,000	2,000	-	2,000	-
Borrowings	11,000	12,695	-	12,695	-
Accrued interest payable	1,437	1,437	1,437	-	-

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$73,570	$73,570
Investment securities, available for sale	79,137	79,137
Investment securities, held to maturity	319,547	330,809
Loans held for sale	174,999	174,999
Loans receivable, net	1,327,509	1,339,633
FDIC loss sharing receivable	13,077	13,077
Bank-owned life insurance	29,268	29,268
Restricted stock	21,818	21,818
Accrued interest receivable	5,011	5,011

Liabilities:
Deposits	$1,583,189	$1,610,977
Federal funds purchased	5,000	5,000
Subordinated debt	2,000	2,000
Borrowings	331,000	332,847
Accrued interest payable	1,478	1,478

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at March 31, 2012
Recurring fair value measurements
Available-for-sale debt securities:
U.S. Treasury and government agency	$-	$-	$-	$-
Mortgage-backed securities	-	2,971	2,790	5,761
Asset-backed securities	-	605	-	605
Corporate notes	-	-	19,546	19,546
Municipal securities	-	2,039	-	2,039
Total recurring fair value measurements	$-	$5,615	$22,336	$27,951
Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $4,897	$-	$-	$12,336	$12,336
Other real estate owned	-	-	1,276	1,276
Total nonrecurring fair value measurements	$-	$-	$13,612	$13,612

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at December 31, 2011
Recurring fair value measurements
Available-for-sale debt securities:
U.S. Treasury and government agency	$-	$1,001	$-	$1,001
Mortgage-backed securities	-	53,398	2,894	56,292
Asset-backed securities	-	627	-	627
Corporate notes	-	-	19,217	19,217
Municipal securities	-	2,000	-	2,000
Total recurring fair value measurements	$-	$57,026	$22,111	$79,137
Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $5,676	$-	$-	$15,579	$15,579
Other real estate owned	-	-	2,648	2,648
Total nonrecurring fair value measurements	$-	$-	$18,227	$18,227

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized as follows:

	Mortgage-backed
	Securities	Corporate Notes	Total
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total gains included in other
comprehensive income (before taxes)	-	329	329
Amortization included in interest income	(104)	-	(104)
Balance at March 31, 2012	$2,790	$19,546	$22,336

The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers.  For the quarter ended March 31, 2012, there were no transfers among levels.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 10  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Fair Value	Valuation	Unobservable	Range (Weighted
March 31, 2012	Estimate	Technique	Input	Average) (4)
Impaired loans	$12,336	Collateral	Liquidation
		appraisal (2)	expenses (3)	-3% to -8% (-5.5%)

Other real estate owned	1,276	Collateral	Liquidation
		appraisal (2)	expenses (3)	-3% to -8% (-5.5%)

I/O Strip	2,790	Discounted cash flow	Prepayment Rate	10.00%
			Discount Rate	21.62%

(1)
Level 3 fair value measurements relating to the corporate bonds are not included in this table because the measurements are obtained from an independent third-party pricing source and no adjustments are made. While Customers Bancorp reviews the measurements, it has not developed the significant inputs used to measure those securities.  The inputs are not reasonably available to Customers Bancorp.

(2)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. Customers Bancorp does not discount appraisals.
(3)	Fair value is adjusted for costs to sell.
(4)	Presented as a percentage of the value determined by appraisal.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 11  LEGAL CONTINGENCIES

On November 15, 2010, the Bank filed suit against Open Solutions, Inc., (“OSI”) in the United States District Court for the Eastern District of Pennsylvania, seeking damages for failure to assist in the conversion of system and customer information associated with the former USA Bank and requesting injunctive relief to compel OSI to assist with the deconversion of the former USA Bank’s systems.  OSI filed counterclaims against the Bank on November 24, 2010, asserting claims for breach of contract and breach of settlement agreement.  In support of its contract claim, OSI alleged that the Bank “assumed” the former-USA Bank agreements and is bound by those agreements.  OSI claimed that it has sustained damages in excess of $1 million.  The Bank disputed that it has any liability to OSI.  Prior to trial, OSI dismissed with prejudice its settlement agreement claim.  Trial was held on February 24, 2011.

On March 7, 2011, the Court ruled against the Bank and in favor of OSI as follows: judgment was entered against the Bank on OSI’s claim that the agreements between OSI and USA Bank were assumed by the Bank and judgment was entered against the Bank on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in amount the of $104 thousand; the Court found there was no breach of the second agreement by the Bank and no proof of damages.  OSI filed a motion for payment of legal fees and costs associated with litigation, which are estimated to be around $205,000.  The Bank filed a motion with the District Court to vacate the judgment and to enter judgment in favor of the Bank on OSI’s counterclaim.  In addition, the FDIC filed a motion to intervene in the litigation, and has also sought dismissal of OSI’s counterclaims on jurisdictional grounds.  On May 3, 2011, the Court granted the FDIC’s motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim.  On August 9, 2011, the District Court granted the FDIC’s motion to dismiss and vacated the judgment entered against the Bank.  The Court denied the Bank’s post-trial motion as moot because of the Court’s vacatur of the judgment.  On September 2, 2011, OSI filed a notice of appeal to the United States Court of Appeals for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss.  On April 27, 2012, however, OSI withdrew its appeal, which left in place the District Court’s dismissal of OSI’s counterclaim and concluded the litigation between the parties.

CUSTOMERS BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except for per share data)

NOTE 12  SUBSEQUENT EVENTS

Customers Bancorp, Inc. announced that, due to market conditions, it postponed its public offering of voting common stock.  Therefore, the Bancorp withdrew its registration statement for the potential $100 million initial public offering on May 8, 2012.  The Bancorp will continue to assess the financial markets for future opportunities to raise capital in the public markets if and when market conditions improve.  Due to the postponement of the public offering of the voting common stock of Customers Bancorp, $817 in related costs were reclassed from surplus to prepaid expense.  In the event that the public offering is not resumed, these costs will need to be expensed.

On May 9, 2012, Customers Bancorp reclassified its’ $270 million held to maturity investment portfolio to available for sale.  Due to the strong outlook for loan growth, falling interest rates and our recent decision to postpone its initial public offering of stock, Customers Bancorp decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth.  The reclassification increased total shareholders’ equity by $5.3 million associated with the recording of the net security gains on the portfolio, net of tax effects, to accumulated other comprehensive income.  In accordance with regulatory and accounting requirements, Customers Bancorp, Inc. is prohibited from classifying security purchases as held to maturity for a period of two years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto as well as other written or oral communications made from time to time by Customers Bancorp may contain certain forward-looking information within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” “anticipates,” “strategies” or the negative thereof or comparable terminology, or by discussion of strategy that involve risks and uncertainties.  These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  This information is based on various assumptions that may not prove to be correct.  These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Customers Bancorp and the Bank.  Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed.  Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this report and attachments hereto.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents referred to, the dates of those documents.  Neither Customers Bancorp nor the Bank undertakes any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc., a financial holding company, and its wholly-owned subsidiary, Customers Bank ("the Bank").  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three months ended March 31, 2012.  You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2011 included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).

Any interim financial information for periods prior to September 17, 2011 contained herein reflect those of the Bank as the predecessor entity to Customers Bancorp.

Critical Accounting Policies

Customers Bancorp has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements.  The Bancorp’s significant accounting policies are described in Note 1 to its audited financial statements for the year ended December 31, 2011 included in 2011 Form 10-K.

Certain accounting policies involve significant judgments and assumptions by Customers Bancorp that have a material impact on the carrying value of certain assets and liabilities.  Customers Bancorp considers these accounting policies to be critical accounting policies.  The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations.  Actual results could differ from these estimates.  There have been no material changes in Customers Bancorp’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in Customers Bancorp’s 2011 Form 10-K.

Summary Information

The following table presents selected financial results for the quarter ended March 31, 2012 and the years ended December 31, 2011 and 2010 and our long term goals for the quarter ended March 31, 2013.

	Long-term Goals (1)	Actual Results
	2013	2010 (2)	2010 (3)	2011	Q1 2012
Return on average assets	0.90 to 1.00%	-0.14%	3.40%	0.24%	0.66%
Return on average equity	10.00 or greater	-1.72	41.29	3.56	8.36
Net interest margin	3.00 to 3.25	2.70	2.70	2.44	2.98
Efficiency ratio	50.00	110.19	110.19	74.70	58.90
Loan to deposit ratio	90.00 to 100.00	54.10	54.10	84.80	72.77

(1) These long-term goals should not be regarded as an indication that Customers Bancorp considered, or now considers, them to be necessarily predictive of actual future results, and these goals should not be relied upon as such. These goals were based necessarily on the information prepared by Customers Bancorp using a variety of assumptions and estimates including, without limitation, those relating to the rate of organic growth by the Bank, interest rates, industry performance, general business, economic, regulatory, market and financial conditions and other future events, as well as other matters specific to Customers Bancorp's business. The assumptions and estimates underlying these goals may not be realized and are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, all of which are difficult to predict and many of which are beyond Customers Bancorp's control. The assumptions and estimates used to create these goals are subjective in many respects and involve judgments made with respect to, among other things, market size and growth rates, market share, future pricing and interest rates,  levels of operating expenses, and probability of success, all of which are difficult to predict. These goals constitute forward-looking information, and there can be no assurance that the assumptions and estimates used to prepare these goals will prove to be accurate, and actual results may materially differ.  These and other forward-looking statements are expressly qualified in their entirety by the risks and uncertainties described above and the risk factors contained in the 2011 Form 10-K.
(2) Excludes bargain purchase gain
(3) Includes bargain purchase gain

Subsequent Events

Customers Bancorp, Inc. announced that, due to market conditions, it postponed its public offering of voting common stock.  Therefore, we withdrew our registration statement for the potential $100 million initial public offering on May 8, 2012.  We will continue to assess the financial markets for future opportunities to raise capital in the public markets if and when market conditions improve.  Due to the postponement of the public offering of our voting common stock, $817,000 in related costs were reclassed from surplus to prepaid expense.  In the event that the public offering is not resumed, these costs will need to be expensed.

On May 9, 2012, Customers Bancorp reclassified its $270 million held to maturity investment portfolio to available for sale.  Due to our strong outlook for loan growth, falling interest rates and our recent decision to postpone our initial public offering of stock, we decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth.  The reclassification increased total shareholders’ equity by $5.3 million associated with the recording of the net security gains on the portfolio, net of tax effects, to accumulated other comprehensive income.  In accordance with regulatory and accounting requirements, we are prohibited from classifying security purchases as held to maturity for a period of two years.

The reclassification will boost equity by $5.3 million and enhance tangible book value per share by $0.46 per share to $13.53 (diluted tangible book value per share increases by $0.45 per share to $13.20).  We now have $372 million of available for sale securities that can be used to fund loan growth in coming quarters.

In the first quarter of 2011, we purchased $397.5 million of mortgage-backed securities and classified them in the held to maturity portfolio.  At the time, we were flush with liquidity and were holding close to half of our balance sheet in cash.  We intended on holding the portfolio until maturity given the high level of liquidity, the business plan that included branch expansion, an expectation of economic growth with rising interest rates and the capital plan for the company.   This step of reclassifying the held to maturity portfolio to available for sale is deemed prudent given the changing market conditions and circumstances.

Results of Operations

First Quarter 2012 to First Quarter 2011

Customers Bancorp had a net income of $3.1 million for the three months ended March 31, 2012 compared to a net loss of $1.7 million for the three months ended March 31, 2011.  Diluted earnings per share were $.27 and diluted loss per share was ($.18) for the three months ended March 31, 2012 and March 31, 2011, respectively, an increase of $.45 per share.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings.  The following table summarizes net interest income and the related spread and margin for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2012			2011
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Assets
Interest earning deposits	$100,578	$65	.26%	$380,465	$235.25%
Federal funds sold	-	-	-%	7,406	3.16%
Investment securities, taxable (A)	344,353	2,912	3.38%	275,463	2,017	2.93%
Investment securities, non taxable (A)	2,034	21	4.22%	1,809	22	4.78%
Loans, taxable (B)	1,363,944	15,624	4.61%	739,278	9,502	5.21%
Loans, non-taxable (B)	2,463	14	2.24%	1,707	22	5.30%
Less: Allowance for loan and lease losses	(15,513)			(15,466)
Restricted stock	21,491	59	1.10%	4,797	38	3.16%
Total interest earning assets	1,819,350	18,695	4.13%	1,395,459	11,839	3.43%
Non-interest earning assets	89,482			66,240
Total assets	$1,908,832			$1,461,699

Liabilities
Interest checking	$34,507	50	.58%	$15,280	18.50%
Money market	731,908	2,078	1.14%	403,027	1,600	1.61%
Other savings	18,797	30	.64%	12,818	22.69%
Certificates of deposit	742,392	2,915	1.58%	813,883	3,810	1.90%
Total interest bearing deposits	1,527,604	5,073	1.34%	1,245,008	5,450	1.78%
Other borrowings	91,264	153	.67%	13,003	105	3.29%
Total interest-bearing liabilities	1,618,868	5,226	1.30%	1,258,011	5,555	1.79%
Non-interest-bearing deposits	131,981		-	79,189		-
Total deposits & borrowings	1,750,849		1.20%	1,337,200		1.68%
Other non-interest bearing liabilities	8,261			13,131
Total liabilities	1,759,110			1,350,331
Shareholders’ Equity	149,722			111,368
Total liabilities and shareholders’ equity	$1,908,832			$1,461,699
Net interest earnings		13,469			6,284
Tax equivalent adjustment (C)		19			24
Net interest earnings		$13,488			$6,308
Interest spread			2.93%			1.75%
Net interest margin			2.97%			1.82%
Net interest margin tax equivalent (C)			2.98%			1.82%

(A) For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C) Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $13.5 million for the three months ended March 31, 2012, compared to $6.3 million for the three months ended March 31, 2011, an increase of $7.2 million or 114%. This net increase is primarily attributable to increases in average loan volume as a result of a $396.1 million increase in average mortgage warehouse loans due to our strategy to grow the mortgage warehouse lending business, a $126.3 million increase in commercial real estate loans as a result of our increased focus in this area, and the acquisition of Berkshire Bancorp in September 2011. Although there was a significant increase in average money market accounts due to our efforts to obtain new business and the acquisition of Berkshire Bancorp, the impact on net interest income was mitigated by a 47 basis point decline in the average rate paid.

The key measure of our net interest income is net interest margin. Our net interest margin increased to 2.98% for the first quarter of 2012 from 1.82% for the first quarter of 2011. This net increase was primarily the result of a decrease in the cost of total interest bearing deposits of 44 basis points partially offset by a decrease in the yield on average taxable loans of 60 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

Customers Bancorp has established an allowance for loan and lease losses through a provision for loan and lease losses charged as an expense on the statement of operations.  The loan portfolio is reviewed and evaluated on a quarterly basis to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses.  Approximately 9.2% of the loan portfolio is covered under loss sharing agreements with the FDIC.  Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan and lease losses was $1.8 million for the three months ended March 31, 2012, a decrease of $1.0 million from $2.8 million in the same period of 2011.  This decrease was primarily due to a stabilization in non-performing loans and charge-offs of problem loans.  Net charge-offs were recorded in the first quarter of 2011 in the amount of $631,000.   Total net charge-offs in the first quarter of 2012 were $1.4 million.  These charge-offs were recorded at this time as management determined through its extensive loan workout process that the loans were not collectible and cash flows were not available from the borrower, however, the effort to recover the balances will continue. For more information about Customers Bancorp’s provision and allowance for loan and lease losses and Customers Bancorp’s loss experience see “Credit  Risk” and  “Asset Quality” herein.

NON-INTEREST INCOME

The chart below shows Customers Bancorp’s results in the various components of non-interest income for the three months ended March 31, 2012 and 2011 (in thousands).

	Three months ended March 31,
	2012	2011
Deposit fees	$116	$104
Loan fees	192	79
Mortgage warehouse transactional fees	2,099	1,111
Bank-owned life insurance	265	601
Gain on sale of investment securities, net	209	-
Gain on sale of loans	-	78
Accretion of FDIC loss sharing receivable	655	909
Gain on sale of OREO	60	-
Other	136	354
Total non-interest income	$3,732	$3,236

Non-interest income was $3.7 million for the three months ended March 31, 2012, an increase of $496,000 from $3.2 million for the three months ended March 31, 2011.  The increase was primarily related to the growth in warehouse lending volume which generated additional fee income.  In addition, the sale of available for sale mortgage backed securities generated investment security gains of $209,000 in the first quarter of 2012.

Deposit and loan service fees represent a significant component of non-interest income and were $116,000 and $192,000, respectively in the first quarter of 2012, an increase of $125,000, in the aggregate, from the same period in 2011.  This increase was primarily due to loan volume as well as an increase in deposit accounts as a result of the merger of Berkshire Bancorp during the third quarter of 2011.

Customers Bancorp owned life insurance income decreased $336,000 from $601,000 for the first quarter of 2011 to $265,000 for the same period in 2012, which was the result of the receipt of $328,000 from the death of a former officer of Customers Bancorp covered under the policies during the first quarter of 2011.

There were gains on sale of investment securities in the first quarter of 2012 as Customers Bancorp sold $49 million of mortgage-backed securities for a gain of $209,000.

NON-INTEREST EXPENSE

The below chart shows the Customers Bancorp’s results in the various components of non-interest expense for the three months ended March 31, 2012 and 2011 (in thousands).

	Three months ended March 31,
	2012	2011
Salaries and employee benefits	$5,496	$4,115
Occupancy	1,380	986
Technology, communication and bank operations	647	313
Advertising and promotion	275	228
Professional services	886	1,426
FDIC assessments, taxes and regulatory fees	669	823
Loan workout and other real estate owned	525	385
Impairment and losses on other real estate owned	-	196
Merger related expenses	28	-
Other	780	619
Total non-interest expenses	$10,686	$9,091

Non-interest expense was $10.7 million for the three months ended March 31, 2012, an increase of $1.6 million from $9.1 million for the same period in 2011.  Salaries and employee benefits represent the largest component of non-interest expense and were $5.5 million in the first quarter of 2012 compared to $4.1 million in the same period in 2011, an increase of $1.4 million.  The primary increase was due to the addition of 86 full-time equivalents since the first quarter of 2011 for approximately $1.4 million.   This was directly related to both the increase in personnel from the Berkshire acquisition in the third quarter of 2011 as well as the need for additional personnel due to organic growth.   In addition, stock based compensation expense was $147,000 in the first quarter of 2011 when compared to $528,000 during the first quarter of 2012.

Occupancy expense increased $394,000 from $986,000 in 2011 to $1.4 million in 2012.  The increase was related to building the infrastructure to support the growth of the Bank.  Technology, communications and bank, operations expense was $647,000 for the three months ended March 31, 2012, an increase of $334,000, or 106.7% over the $313,000 in the same period of 2011.  This increase was primarily due to an increase in network support and OSI Core Processing expenses.

Expenses related to professional services decreased to $886,000 in the first quarter of 2012 from $1.4 million in the same period of 2011.  This decrease was primarily attributable to a reduction in legal expenses related to regulatory filings and litigation with a vendor from one of the acquired banks. FDIC assessments, taxes and regulatory fees decreased 18.7%, or $154,000, to $669,000 in the first quarter of 2012 from $823,000 in the first quarter of 2011.  This decrease is primarily due to the reduction in the FDIC assessment base computation percentage and methodology.

Loan workout and other real estate owned (OREO) expenses increased by $140,000 to $525,000 in the three months ended March 31, 2012 from $385,000 in the same period of 2011.  The increase was attributable to higher legal fees and general expenses to support and maintain a higher number of properties during the first quarter of 2012.  At March 31, 2012, Customers Bancorp had 42 properties identified as OREO, of which one was added during the first quarter of 2012.  Other expenses increased by $161,000 to $780,000 in the first quarter of 2012 from $619,000 in the first quarter of 2011.  This increase was primarily attributed to increases in director fees, loan insurance, office supplies, business development and other miscellaneous expenses.

INCOME TAXES

The income tax expense (benefit) was $1.6 million and ($695,000) for the three months ended March 31, 2012 and 2011, respectively.  The increase in the income tax provision is primarily due to the increase in net income before taxes of approximately $7.1 million.

The effective tax rate for the three months ended March 31, 2012 and 2011 was approximately 34 percent and 29 percent respectively.  The effective tax rate is generally lower than the Federal statutory rate of 35 percent due to investment in tax-exempt securities and bank owned life insurance.  The effective tax rate for the first quarter of 2012 is higher than the same period in 2011 due to non-taxable income having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

GENERAL

Customers Bancorp’s total assets were $1.98 billion at March 31, 2012, a $101.9 million or 4.9% decrease from total assets of $2.08 billion at December 31, 2011.  Total liabilities were $1.8 billion at March 31, 2012, a decrease of $105.5 million or 5.5% from total liabilities of $1.9 billion at December 31, 2011.  The major changes within Customers Bancorp’s financial position occurred between total deposits, which increased $221.0 million, and the use of these funds to partially repay the short-term Federal Home Loan borrowings that were outstanding at December 31, 2011.

The following table sets forth certain key condensed balance sheet data:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Cash and cash equivalents	$90,824	$73,570
Loans held for sale	175,868	174,999
Investment securities, available for sale	27,951	79,137
Investment securities, held-to-maturity	281,417	319,547
Loans receivable not covered under FDIC Loss Sharing Agreements	1,192,414	1,216,265
Total loans receivable covered under FDIC Loss Sharing Agreements	120,559	126,276
Total loans receivable, net of the allowance for loan and lease losses	1,297,573	1,327,509
Total assets	1,975,592	2,077,532
Total deposits	1,804,190	1,583,189
Federal funds purchased	-	5,000
Total other borrowings	11,000	331,000
Subordinated debt	2,000	2,000
Total liabilities	1,824,284	1,929,784
Total shareholders’ equity	151,308	147,748

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $17.3 million or 23.5% to $90.8 million at March 31, 2012 compared to $73.6 million at December 31, 2011.  Cash and cash equivalents consisted mainly of interest bearing balances at the Federal Reserve Bank and vault cash and cash items in the process of collection.  Short-term funds represent $13.3 million of the increase with an additional increase of $3.9 million which is the result of an increase in cash and due from bank balances as of March 31, 2012.

INVESTMENT SECURITIES

At March 31, 2012, investment securities available for sale totaled $28.0 million, a decrease of $51.2 million when compared to December 31, 2011. This decrease primarily was the result of the sale of $49.0 million in mortgage-backed securities.

At March 31, 2012, investment securities held to maturity totaled $281.4 million, a decreased of $38.1 million when compared to December 31, 2011. This decrease primarily was the result of principal repayments.

On May 9, 2012, Customers Bancorp reclassified its’ $270 million held to maturity investment portfolio to available for sale.  Due to our strong outlook for loan growth, falling interest rates and our recent decision to postpone our initial public offering of stock, we decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth.  The reclassification increased total shareholders’ equity by $5.3 million associated with the recording of the net security gains on the portfolio, net of tax effects, to accumulated other comprehensive income.  In accordance with regulatory and accounting requirements, Customers Bancorp, Inc. is prohibited from classifying security purchases as held to maturity for a period of two years.

LOANS

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery and Delaware Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County, New York and to a lesser extent in the surrounding markets.  The loan portfolio is primarily comprised of commercial real estate, construction, and commercial and industrial loans.  In addition, we have a mortgage warehouse product line that provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market either through a repurchase facility or the purchase of the underlying mortgages.  Loans that are purchased are classified as held for sale.  At March 31, 2012 and December 31, 2011, mortgage warehouse loans held for sale were $175.9 million and $175.0 million, respectively.

Loans not covered under FDIC loss sharing arrangements remained relatively unchanged at $1.193 billion at March 31, 2012, a decrease of $23.8 million or 2.0%, from $1.217 billion at December 31, 2011.

The composition of net loans receivable at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	2012	2011
Construction	$36,132	$37,926
Commercial real estate	50,874	51,619
Commercial and industrial	9,587	10,254
Residential real estate	19,967	22,465
Manufactured housing	3,999	4,012
Total loans receivable covered under FDIC Loss Sharing Agreements (1)	120,559	126,276
Construction	13,451	15,271
Commercial real estate	383,866	352,635
Commercial and industrial	74,001	69,178
Mortgage warehouse	561,268	619,318
Manufactured housing	98,848	104,565
Residential real estate	59,178	53,476
Consumer	2,122	2,211
Total loans receivable not covered under FDIC Loss Sharing Agreements	1,192,734	1,216,654
Total loans receivable	1,313,293	1,342,930
Deferred (fees) costs, net	(320)	(389)
Allowance for loan and lease losses	(15,400)	(15,032)
Loans receivable, net	$1,297,573	$1,327,509

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

The commercial and construction credit loan relationships are monitored on a periodic basis to evaluate the cash flows available for the repayment of loans.  Management emphasizes loan quality and close monitoring of potential problem credits.  Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio.  The lending and credit administration groups are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect (i) the borrower’s ability to repay the loan, or (ii) the underlying value of the pledged collateral.  As a mortgage warehouse lender, Customers Bancorp provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short term basis under a master repurchase agreement.  Customers Bancorp is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the underlying residential borrower, any of which could result in credit losses.  The mortgage warehouse lending division monitors these mortgage bankers and the underlying residential borrowers by obtaining financial and other relevant information to reduce these risks during the lending period. Covered loans are monitored and evaluated in the same manner to address the provision of the loss sharing arrangements with the FDIC.

Customers Bancorp historically had a high concentration of its total loan portfolio secured by commercial real estate although this concentration has been declining due to growth in other lending categories in recent years.  Additionally, the underwriting policies for commercial real estate lending and construction lending were tightened in September of 2009.  Customers Bancorp’s exposure in legacy and acquired construction loans has been gradually winding down and represented 1.1% of the non-covered loan portfolio and 3.3% of the total loan portfolio at March 31, 2012.  It is in the legacy and acquired construction and commercial real estate secured portion of the loan portfolio that Customers Bancorp is experiencing the most difficulty with delinquent and non-accrual loans.  Although Customers Bancorp believes that it has identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around presents the opportunity for increased allocations of the Allowance for Loan and Lease Losses (ALLL) in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, at March 31, 2012, Customers Bancorp's has no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk.

CREDIT RISK

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews. Management also attempts to anticipate and allow for credit risks by maintaining an adequate Allowance for loan and lease losses, to which credit losses are charged when they are identified and to which provisions are added when they are anticipated to be incurred.  The ALLL is evaluated periodically as management and the board of directors deem appropriate.  Upon the acquisition of the loans from USA Bank and ISN Bank in 2010, Customers Bancorp implemented a process to evaluate the credit quality of the loans acquired.  This credit evaluation process resulted in a nonaccretable discount for loans where there were credit concerns that the contractual payments at the acquisition date would not be repaid.  The nonaccretable credit discount is evaluated on a quarterly basis to determine if the credit quality of the acquired loans has changed.  If circumstances after the acquisition date cause credit to weaken, an additional allowance for loan loss will be provided.  As an alternative, if the credit quality improves over the loan term, the nonaccretable credit discount is relocated to the accretable discount and is recorded as interest income over the remaining life of the loan.

The provision for loan and lease losses was $1.8 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively.  The Allowance for loan and lease losses was $15.4 million or 1.29% of total non-covered loans at March 31, 2012 and $15.0 million or 1.24% of total non covered loans, at December 31, 2011.

The chart below depicts changes in Customers Bancorp’s Allowance for loan and lease losses for the periods indicated.

Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Balance of the allowance at the beginning of the period	$15,032	$15,129
Loan charge-offs
Construction	1,212	477
Commercial real estate	206	155
Commercial and industrial	34	-
Residential real estate	21	-
Consumer and other	-	4
Total Charge-offs	1,473	636
Loan recoveries
Construction	-	-
Commercial real estate	37	5
Commercial and industrial	-	-
Residential real estate	4	-
Consumer and other	-	-
Total Recoveries	41	5
Total net charge-offs	1,432	631
Provision for loan and lease losses	1,800	2,800
Balance of the allowance for loan and lease losses at the end of the period	$15,400	$17,298

Net charge-offs as a percentage of average non-covered loans	.48%	.49%

ASSET QUALITY

We had impaired loans totaling $58.3 million at March 31, 2012, compared to $57.8 million at December 31, 2011.  Non-accrual non-covered loans totaled $35.0 million at March 31, 2012, down from $38.9 million at December 31, 2011.  We had net charge-offs of $1.4 million in 2012, compared with $631,000 in 2011.  We had recoveries of $41,000 in 2012, compared with $5,000 in 2011.  There was $5.9 million and $7.3 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at March 31, 2012 and December 31, 2011, respectively.

To better understand our asset quality and related reserve adequacy, we break our loan portfolio into two categories; loans that were originated and loans that were acquired.  Management believes that this additional information will allow investors to better understand the risk in our portfolio and the various types of credit reserves that are available to support loan losses in the future.  Originated loans are supported with allowance for loan and lease loss reserves (“ALLL”).  Acquired loans are supported with ALLL, non-accretable difference fair value marks and cash reserves as described below.

Originated Loans

Loans that the Bank has originated totaled $1.18 billion as of March 31, 2012 or about 78.0% of total loans.  Of these, $130.3 million were loans originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative.  The loans originated prior to September 2009 have $23.9 million of Non-performing assets ("NPAs") or 96.1% of total NPAs for originated loans.  Loans originated after September 2009 which total approximately $1.05 billion, have only $982,000 of NPAs.

The high level of Non-performing loans ("NPLs") in the Legacy Loan portfolio (16.9% NPL / Loans) are supported with $4.0 million of reserves or about 3.12% of total Legacy Loans.  The newly originated portfolio is comprised of $561.3 million of warehouse loans and $175.9 million of mortgages held for sale.  Held for sale loans are carried on our balance sheet at fair value so no ALLL is needed.  Losses in warehouse lending have historically been very low and therefore the ALLL / warehouse loans is 0.15%.  Commercial loans and multifamily loans totaled $287.4 million, which are supported with $2.5 million of ALLL.  Consumer and mortgage loans totaled $22.1 million, which are supported by $157,000 of ALLL.

Loan Type	Total Loans	Current	30-90	Non Accrual	Restructured (2)	NPL's (1)	OREO	NPA (1)	NPL(1) / Loans	NPA(1) / (Loans
(Dollars in 000's)			(a)	(b)	(c)		(d)	(b) +(c)+(d)		+ OREO)
Originated Loans
Legacy	$ 130,336	$ 107,393	$ 1,008	$ 21,320	$ 614	$ 21,934	$ 1,924	$ 23,858	16.83%	18.04%
Warehouse - Repo	561,268	561,268	-	-	-	-	-	-	0.00%	0.00%
Warehouse - HFS	175,868	175,868	-	-	-	-	-	-	0.00%	0.00%
MultiFamily	82,812	82,812	-	-	-	-	-	-	0.00%	0.00%
Manufactured Originated	1,631	1,631	-	-	-	-	-	-	0.00%	0.00%
Originated Loans Post 9/2009
Commercial Originated	204,576	203,268	327	982	-	982	-	982	0.48%	0.48%
Consumer/ Mortgage Originated	22,133	22,133	-	-	-	-	-	-	0.00%	0.00%
Total Originated Loans	1,178,624	1,154,373	1,335	22,302	614	22,916	1,924	24,840	1.94%	2.10%

Acquired Loans
Berkshire	92,083	80,457	1,158	10,470	-	10,470	3,790	14,259	11.37%	14.87%
Total FDIC - Covered	131,759	72,561	6,204	52,993	-	52,993	6,363	59,356	40.22%	42.97%
Total FDIC - Non Covered	38	27	8	2	-	2	-	2	5.26%	5.26%
Manufactured Housing 2010	92,293	88,394	2,909	-	990	990	-	990	1.07%	1.07%
Manufactured Housing 2011	15,362	8,869	1,435	5,058	-	5,058	221	5,279	32.93%	33.88%
Total Acquired Loans	331,535	250,308	11,714	68,523	990	69,513	10,374	79,886	20.97%	23.36%
Unallocated
Total Portfolio	1,510,159	1,404,681	13,049	90,825	1,604	92,429	12,298	104,726	6.12%	6.88%

Accounting Fair Value / Credit Marks / Costs Fees	(21,318)	(9,426)	(1,330)	(10,562)	-	(10,562)
Quarter End Actual	$ 1,488,841	$ 1,395,255	$ 11,719	$ 80,263	$ 1,604	$ 81,867

(1)	Amount is gross of credit mark
(2)	These represent restructured loans performing under their modified terms

Acquired Loans

As of March 31, 2012, we carried $331.5 million of acquired loans which is 22.0% of total loans.  When loans are acquired, they are recorded on the balance sheet at fair value.  Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions.  As of March 31, 2012, (i) 28.0% of acquired loans are from the Berkshire Bancorp acquisition, (ii) 40.0% of acquired loans are from FDIC assisted acquisitions, which have loss share protection of 80% of credit losses being covered by the FDIC, and (iii) 32.0% of acquired loans represent manufactured housing loans which were purchased from Tammac, which is a consumer finance company.  86.0% of the loans purchased from Tammac are supported by a $6.1 million cash reserve which is maintained in a demand deposit account at the Bank.  All losses and delinquent interest are covered with this reserve.  We estimate that this cash reserve will be adequate to cover future losses and delinquent interest over the life of the portfolio.

Most of the acquired loans were purchased at a discount.  The price paid factored in management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase.  Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook.  Total NPAs in the acquired portfolio were $79.8 million, or 76% of total NPAs.  Of this total, 74% have FDIC loss share protection (80% FDIC coverage of losses).  At March 31, 2012, the FDIC covered loans had $6.7 million of ALLL and $9.6 million of non-accretable difference fair value marks to support future credit losses.  18% of NPAs are from loans acquired from Berkshire, while 8% are from Tammac acquired loans.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009.  Management acquired these loans with the expectation that losses will be elevated and therefore incorporated that expectation into the price paid.  Management also created a Special Assets group whose sole purpose is to workout these acquired non-performing assets.

Loan Type			Non-Accretable	Cash		Total Credit	Reserves	Reserves
(Dollars in 000's)	Total Loan	ALLL	Difference	Reserve	Other	Reserves	/ Loans	/ NPL
Originated Loans
Legacy	$ 130,336	$ 3,992	$ -	$ -	$ -	$ 3,992	3.06%	18.20%
Warehouse - Repo	561,268	763	-	-	-	763	0.14%	0.00%
Warehouse - HFS	175,868	-	-	-	-	-	0.00%	0.00%
MultiFamily	82,812	580	-	-	-	580	0.70%	0.00%
Manufactured Originated	1,631	33	-	-	-	33	2.02%	0.00%
Originated Loans Post 9/2009
Commercial Originated	204,576	1,959	-	-	-	1,959	0.96%	199.49%
Consumer/ Mortgage Originated	22,133	157	-	-	-	157	0.71%	0.00%
Total Originated Loans	1,178,624	7,484	-	-	-	7,484	0.63%	32.66%

Acquired Loans
Berkshire	92,083	1,202	3,236	-	-	4,438	4.82%	42.39%
Total FDIC - Covered	131,759	6,660	9,570	-	-	16,230	12.32%	30.63%
Total FDIC - Non Covered	38	-	-	-	-	-	0.00%	0.00%
Manufactured Housing 2010	92,293	-	-	6,095	-	6,095	6.60%	615.66%
Manufactured Housing 2011	15,362	-	7,093	-	-	7,093	46.17%	140.23%
Total Acquired Loans	331,535	7,862	19,899	6,095	-	33,856	10.21%	48.70%
Unallocated	-	54	-	-	-	54	0.00%	0.00%
Total Portfolio	$ 1,510,159	$ 15,400	$ 19,899	$ 6,095	$ -	$ 41,394	2.74%	44.78%

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Non-accrual loans (1)	$34,964	$38,868
Loans 90+ days delinquent still accruing	-	-
Restructured loans	1,604	6,269
Non-performing non-covered loans	36,568	45,137
Other real estate owned	5,935	7,316
Non-performing non-covered assets	$42,503	$52,453

(1)  Net of credit marks.

Non-accruals loans decreased $3.9 million through March 31, 2012 when compared to December 31, 2011.

	March 31, 2012	December 31, 2011
Non-accrual non-covered loans to total non-covered loans	2.93%	3.20%
Non-performing, non-covered loans to total non-covered loans	3.07%	3.71%
Non-performing, non-covered assets to total non-covered assets	3.55%	2.70%
Non-accrual loans and 90+ days delinquent to total non-covered assets	2.92%	2.00%
Allowance for loan and lease losses to:
Total non-covered loans	1.29%	1.24%
Non-performing, non-covered loans	44.05%	33.30%
Non-performing, non-covered assets	34.18%	28.66%

Customers Bancorp seeks to manage its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

Nonperforming loans and assets covered under FDIC loss sharing agreements

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Non-accrual covered loans (1)	$45,299	$45,213
Covered other real estate owned	6,363	6,166
Non-performing assets	$51,662	$51,379

(1) Net of credit marks.

Covered non-accrual loans remained relatively flat during the three months ended March 31, 2012.

GOODWILL

Goodwill increased $609,000 to $2.2 million at March 31, 2012 compared to $1.6 million at December 31, 2011.  This change represented a reclassification from deferred tax assets and resulted from the inability of Customers Bancorp to fully utilize the net operating losses acquired from Berkshire Bancorp prior to the expiration of the carry forward period.

DEPOSITS

Customers Bancorp offers a variety of deposit accounts, including checking, savings, money market and time deposits.  Deposits are obtained primarily from Customers Bancorp’s service area.  Total deposits grew to $1.8 billion at March 31, 2012 from $1.58 billion at December 31, 2011, an increase of $221 million.  As a result of marketing and pricing strategies instituted in 2012, the increase in deposit balances is from retail money market accounts of $52.4 million and retail time deposits of $145.9 million.

The components of deposits were as follows (in thousands):
	March 31, 2012	December 31, 2011
	(in thousands)
Demand, non-interest bearing	$133,505	$114,044
Demand, interest bearing	791,923	739,463
Savings	20,024	16,922
Time, $100,000 and over	513,733	408,853
Time, other	345,005	303,907
Total deposits	$1,804,190	$1,583,189

CAPITAL ADEQUACY

Shareholders’ equity increased to $151.3 million at March 31, 2012 from $147.7 million at December 31, 2011, a $3.6 million increase.  This was the result of $3.0 million in comprehensive income plus stock-based compensation expense of $528,000 for the quarter ended March 31, 2012.

Customers Bancorp and the Bank are subject to various regulatory capital requirements that are monitored by federal banking agencies.  Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on Customers Bancorp’s financial statements.  Management believes that as of March 31, 2012 Customers Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios for the Bank and Customers Bancorp at March 31, 2012 are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of March 31, 2012:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$163,189	12.01%	≥	$108,721	≥	8.0%	≥	N/A		N/A
Customers Bank	$158,317	11.66%	≥	$108,666	≥	8.0%	≥	$135,832	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$146,936	10.81%	≥	$54,360	≥	4.0%	≥	N/A		N/A
Customers Bank	$142,064	10.46%	≥	$54,333	≥	4.0%	≥	$81,499	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$146,936	7.72%	≥	$76,165	≥	4.0%	≥	N/A		N/A
Customers Bank	$142,064	7.46%	≥	$76,165	≥	4.0%	≥	$95,207	≥	5.0%
As of December 31, 2011:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$162,228	11.43%	≥	$113,504	≥	8.0%	≥	N/A		N/A
Customers Bank	$157,228	11.08%	≥	$113,504	≥	8.0%	≥	$141,880	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$146,395	10.32%	≥	$56,752	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	9.97%	≥	$56,752	≥	4.0%	≥	$85,128	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$146,395	7.59%	≥	$77,166	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	7.33%	≥	$77,166	≥	4.0%	≥	$96,457	≥	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  Ensuring adequate liquidity is an objective of the Asset/Liability Management process.  Customers Bancorp coordinates its management of liquidity with its interest-rate sensitivity and capital position.  Customers Bancorp strives to maintain a strong liquidity position.

Customers Bancorp’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding.  Our principal sources of funds are proceeds from stock issuances, deposits, principal and interest payments on loans, and other funds from operations.  We also maintain borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  As of March 31, 2012, our borrowing capacity with the Federal Home Loan Bank was $427.0 million of which none was currently utilized in short-term borrowings.  As of March 31, 2012, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $69.4 million.

Customers Bancorp’s operating activities provided $4.1 million of cash flows for the three months ended March 31, 2012.  Investing activities provided $117.1 million for the three months ended March 31, 2012, primarily from the sale and principal repayments of investment securities and principal repayments of loans, as loan demand has been sluggish. Through financing activities, Customers Bancorp used the $221.1 million generated by deposit increases and the $117.1 million provided by investing activities to repay the $325.0 million of short-term FHLB borrowings outstanding at December 31, 2011.

Overall, based on Customers Bancorp’s core deposit base and available sources of borrowed funds, management believes that Customers Bancorp has adequate resources to meet its short-term and long-term cash requirements within the foreseeable future.

OTHER INFORMATION

Regulatory Matters and Pending Legislation

Customers Bancorp is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, however the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, an impact on Customers Bancorp results of operations.  The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution.  On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets.  Among other things, the final rule eliminates risk categories and the use of long-term debt, issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS rating and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund.  The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points.  Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the March 31, 2012 fund balance and was reflected in the invoices for assessments due March 31, 2012.  This shift in assessment basis should benefit community banks by placing more of the burden on the large, multi-national banks, which, until now, were only assessed on their domestic deposit base.

Effects of Inflation

Inflation has some impact on Customers Bancorp’s operating costs.  Unlike many industrial companies, however, substantially all of Customers Bancorp’s assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on Customers Bancorp’s performance than the general level of inflation.  Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect of Government Monetary Policies

The earnings of Customers Bancorp are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  An important function of the Federal Reserve Board is to regulate the money supply and interest rates.  Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2011 Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2012.

During the quarter ended March 31, 2012, there have been no changes in the Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Although from time to time, Customers Bancorp is involved in various legal proceedings in the normal course of business, other than as described below, there are no material legal proceedings to which it is a party or to which it is subject.

On November 15, 2010, the Bank filed suit against Open Solutions, Inc. (“OSI”) in the United States District Court for the Eastern District of Pennsylvania, seeking damages for failure to assist in the conversion of system and customer information associated with the former USA Bank and requesting injunctive relief to compel OSI to assist with the deconversion of the former USA Bank’s systems.  OSI filed counterclaims against the Bank on November 24, 2010, asserting claims for breach of contract and breach of settlement agreement.  In support of its breach of contract claim, OSI alleged that the Bank “assumed” the former-USA Bank agreements and is bound by those agreements.  OSI claimed that it has sustained damages in excess of $1 million.  The Bank disputed that it has any liability to OSI.  Prior to trial, OSI dismissed with prejudice its settlement agreement claim.  Trial was held on February 24, 2011.  On March 7, 2011, the Court ruled against the Bank and in favor of OSI as follows: judgment was entered against the Bank on OSI’s claim that the agreements between OSI and USA Bank were assumed by the Bank and judgment was entered against the Bank on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in the amount of $104 thousand; the Court found there was no breach of the second agreement by the Bank and no proof of damages.  OSI filed a motion for payment of legal fees and costs associated with the litigation, which are estimated to be around $205,000.  The Bank filed a motion with the District Court to vacate the judgment and to enter judgment in favor of the Bank on OSI’s counterclaim.  In addition, the FDIC filed a motion to intervene in the litigation, and has also sought dismissal of OSI’s counterclaims on jurisdictional grounds.  On May 3, 2011, the Court granted the FDIC’s motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim.  On August 9, 2011, the District Court granted the FDIC’s motion to dismiss and vacated the judgment entered against the Bank.  The Court denied the Bank; post-trial motion as moot because of the Court’s vacatur of the judgment.  On September 2, 2011, OSI filed a notice of appeal to the United States for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss.  On April 27, 2012, however, OSI withdrew its appeal, which left in place the District Court’s dismissal of OSI’s counterclaim and concluded the litigation between the parties.

Item 1A. Risk Factors

In addition to the other information set forth below and elsewhere in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2011 Form 10-K.  The risks described in the 2011 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K referred to above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, the Bancorp granted to certain officers, directors and employees options to purchase an aggregate of 31,668 shares of the Bancorp’s common stock under the 2010 Stock Option Plan and restricted stock units to acquire 517,186 shares of its common stock under the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan and the Bonus Recognition and Retention Program.  The Bancorp received no consideration for these awards.  The Bancorp believes that these awards were not subject to the registration requirements of Section 5 of the Securities Act, as amended (the “Securities Act”), as the issuance without payment of any consideration therefore does not constitute a "sale" under Section 2(3) of the Securities Act.  The Bancorp also believes these issuances would be exempt under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering with no advertising or general solicitation being employed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description

2.1	Plan of Merger and Reorganization, incorporated by reference to Exhibit 2.1 to the Customers Bancorp’s Form S-1 filed with the SEC on April 22, 2010

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

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

10.1
Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp and Jay S. Sidhu, incorporated by reference to Exhibit 10.3 to the Customers Bancorp’s Form S-1 filed with the SEC on March 28, 2012

10.2
Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp and Richard Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp’s Form S-1 filed with the SEC on March 28, 2012

10.3
Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp and Thomas Brugger, incorporated by reference to Exhibit 10.5 to the Customers Bancorp’s Form S-1 filed with the SEC on March 28, 2012

10.4
Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp’s Form S-1 filed with the SEC on May 1, 2012

10.5
Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp’s Form S-1 filed with the SEC on May 1, 2012

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) Customers Bancorp’s Balance Sheets as of March 31, 2012 and December 31, 2011, (b) Customers Bancorp’s Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (c) Customers Bancorp's Statements of Comprehensive Income for the Three Months Ended March 31, 2012, and 2011, (d) Customers Bancorp’s Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (e) and Notes to such Financial Statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly caused this authorized.

Customers Bancorp, Inc.

May 15, 2012	By: /s/ Jay S. Sidhu
Name: Jay S. Sidhu
Title: Chairman and Chief Executive Officer

Customers Bancorp, Inc.

May 15, 2012	By: /s/ Thomas R. Brugger
Name: Thomas R. Brugger
Title: Chief Financial Officer

Exhibit Index

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) Customers Bancorp’s Balance Sheets as of March 31, 2012 and December 31, 2011, (b) Customers Bancorp’s Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (c) Customers Bancorp's Statements of Comprehensive Income for the Three Months Ended March 31, 2012, and 2011, (d) Customers Bancorp’s Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (e) and Notes to such Financial Statements.