Form 10-Q
period 2012-06-30
Customers Bancorp, Inc.
filed 2012-08-14
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

333-166225

(Commission File number)

(Exact name of registrant as specified in its charter)

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐             No  ☒

On August 14, 2012, 8,579,310 shares of Voting Common Stock were outstanding, and 2,844,142 shares of Class B Non-Voting Common Stock were outstanding.

Customers Bancorp, Inc.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

(Dollar amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$2,956	$7,765
Interest earning deposits	119,096	65,805

Cash and cash equivalents	122,052	73,570
Investment securities available for sale, at fair value	134,757	79,137
Investment securities held to maturity (fair value 2011 $330,809)	0	319,547
Loans held for sale	283,535	174,999
Loans receivable not covered under Loss Sharing Agreements with the FDIC	1,537,577	1,216,265
Loans receivable covered under Loss Sharing Agreements with the FDIC	113,293	126,276
Less: Allowance for loan and lease losses	(16,118)	(15,032)

Total loans receivable, net	1,634,752	1,327,509
FDIC loss sharing receivable	12,376	13,077
Bank premises and equipment, net	9,319	8,448
Bank-owned life insurance	39,901	29,268
Other real estate owned (2012 $8,612; 2011 $6,166 covered under Loss Sharing Agreements with the FDIC)	12,931	13,482
Goodwill and other intangibles	2,275	1,674
Restricted stock	20,125	21,818
Accrued interest receivable and other assets	11,009	15,003

Total assets	$2,283,032	$2,077,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$155,009	$114,044
Interest bearing	1,774,854	1,469,145

Total deposits	1,929,863	1,583,189
Federal funds purchased	5,000	5,000
Other borrowings	178,000	331,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	9,453	8,595

Total liabilities	2,124,316	1,929,784

Shareholders’ equity:
Preferred stock, par value $1,000 per share; 100,000,000 shares authorized; none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 11,395,302 shares issued and 11,347,683 outstanding at June 30, 2012 and December 31, 2011	11,395	11,395
Additional paid in capital	123,868	122,602
Retained earnings	24,112	14,496
Accumulated other comprehensive loss	(159)	(245)
Less: cost of treasury stock; 47,619 shares at June 30, 2012 and December 31, 2011	(500)	(500)

Total shareholders’ equity	158,716	147,748

Total liabilities and shareholders’ equity	$2,283,032	$2,077,532

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans receivable, including fees	$17,350	$10,176	$32,973	$19,678
Loans receivable, non-taxable, including fees	41	22	55	45
Investment securities, taxable	2,219	4,351	5,131	6,368
Investment securities, non-taxable	21	22	43	43
Other	69	75	134	313

Total interest income	19,700	14,646	38,336	26,447

Interest expense:
Deposits	5,424	5,646	10,496	11,096
Federal funds purchased	1	0	3	0
Securities sold under repurchase agreements	0	7	0	7
Borrowed funds	106	121	240	210
Subordinated debt	17	16	35	33

Total interest expense	5,548	5,790	10,774	11,346

Net interest income	14,152	8,856	27,562	15,101
Provision for loan and lease losses	2,738	2,850	4,538	5,650

Net interest income after provision for loan and lease losses	11,414	6,006	23,024	9,451

Non-interest income:
Deposit fees	117	94	233	198
Loan fees	9	66	201	146
Mortgage warehouse transactional fees	3,384	1,277	5,483	2,388
Bank owned life insurance	323	263	589	864
Gain on sale of investment securities	8,797	0	9,006	0
Accretion of FDIC loss sharing receivable	0	800	655	1,709
Loss on sale of other real estate owned	(660)	0	(601)	0
Gain on sale of loans	339	0	339	78
Gain on sale of repossessed assets	59	0	59	0
Gain on sale of bank premises and equipment	22	0	22	0
Other	247	142	443	533

Total non-interest income	12,637	2,642	16,429	5,916

Non-interest expense:
Salaries and employee benefits	5,598	3,973	11,095	8,088
Occupancy	1,849	1,004	3,228	1,991
Technology, communication and bank operations	691	513	1,338	826
Advertising and promotion	301	205	576	433
Professional services	769	1,304	1,655	2,730
FDIC assessments, taxes, and regulatory fees	867	431	1,536	1,253
Loan workout and other real estate owned	651	415	1,176	799
Impairment and losses on other real estate owned	0	15	0	211
Merger related expenses	0	0	28	0
Stock offering expenses	1,340	0	1,340	0
Other	1,907	578	2,688	1,198

Total non-interest expense	13,973	8,438	24,660	17,529

Income (loss) before tax expense (benefit)	10,078	210	14,793	(2,162)
Income tax expense (benefit)	3,574	65	5,177	(631)

Net income (loss)	$6,504	$145	$9,616	$(1,531)

Basic income (loss) per share	$0.57	$0.01	$0.85	$(0.16)

Diluted income (loss) per share	$0.56	$0.01	$0.83	$(0.16)

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$6,504	$145	$9,616	$(1,531)

Other comprehensive income, before tax:
Unrealized holding gains on securities arising during the period	543	5,789	629	5,927
Unrealized holding gain on securities transferred from the held- to-maturity category into the available-for-sale category	8,509	0	8,509	0
Reclassification adjustment for gains included in net income	(8,797)	0	(9,006)	0
Income tax expense related to items of other comprehensive income	(89)	(1,967)	(46)	(2,015)

Other comprehensive income, net of tax	166	3,822	86	3,912

Comprehensive income	$6,670	$3,967	$9,702	$2,381

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED

For the six months ended June 30, 2012 and 2011

(Dollar amounts in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2010	8,398,015	$8,398	$88,132	$10,506	$(1,896)	$0	$105,140
Comprehensive income				(1,531)	3,912		2,381
Stock-based compensation expense			329				329
Common stock issued, net of costs	1,388,893	1,389	14,138				15,527

Balance, June 30, 2011	9,786,908	$9,787	$102,599	$8,975	$2,016	$0	$123,377

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2011	11,347,683	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Comprehensive income				9,616	86		9,702
Stock-based compensation expense			1,266				1,266

Balance, June 30, 2012	11,347,683	$11,395	$123,868	$24,112	$(159)	$(500)	$158,716

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollar amounts in thousands)

Six Months Ended June 30,	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$9,616	$(1,531)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan and lease losses	4,538	5,650
Provision for depreciation and amortization	687	614
Stock-based compensation	1,266	329
Deferred taxes	188	0
Net amortization (accretion) of investment securities premiums and discounts	193	(28)
Gain on sale of investment securities	(9,006)	0
Gain on sale of loans	(339)	(78)
Origination of loans held for sale	(1,359,676)	(1,080,828)
Proceeds from the sale of loans held for sale	1,251,140	1,105,798
Increase in FDIC loss sharing receivable	(741)	(1,709)
Amortization (accretion) of fair value discounts	46	(311)
Net loss on sale of other real estate owned	601	0
Impairment charges on other real estate owned	0	197
Change in investment in bank-owned life insurance	(633)	(864)
Decrease (increase) in accrued interest receivable and other assets	471	(56)
Decrease in accrued interest payable and other liabilities	(3,185)	(2,143)

Net Cash (Used in) Provided by Operating Activities	(104,834)	25,040

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	23,543	10,447
Proceeds from sales of investment securities available for sale	306,610	0
Purchases of investment securities available for sale	(108,249)	(49,961)
Purchases of investment securities held to maturity	0	(396,847)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	50,968	15,071
Net increase in loans	(312,624)	(59,885)
Proceeds from sale of SBA loans	3,689	1,465
Proceeds from bank-owned life insurance	0	192
Purchases of bank-owned life insurance	(10,000)	0
Proceeds from redemption (purchases of) restricted stock	1,693	(10,040)
Reimbursements from the FDIC on loss sharing agreements	1,442	5,777
Purchases of bank premises and equipment	(1,558)	(544)
Proceeds from sales of other real estate owned	4,022	5,079

Net Cash Used in Investing Activities	(40,464)	(479,246)

Cash Flows from Financing Activities
Net increase in deposits	346,780	160,663
Net (decrease) increase in short-term borrowed funds	(153,000)	141,000
Proceeds from issuance of common stock	0	15,527

Net Cash Provided by Financing Activities	193,780	317,190

Net Increase (Decrease) in Cash and Cash Equivalents	48,482	(137,016)
Cash and Cash Equivalents — Beginning	73,570	238,724

Cash and Cash Equivalents — Ending	$122,052	$101,708

Supplementary Cash Flows Information

Interest paid	$10,916	$11,344
Income taxes paid	4,855	2,816

Non-cash items:

Transfer of loans to other real estate owned	$4,941	$3,948
Transfer of held to maturity investments to available for sale	268,671	0

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank”) into a bank holding company structure. The reorganization was completed on September 17, 2011. Any financial information for periods prior to September 17, 2011 contained herein reflects that of Customers Bank as the predecessor entity. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Bancorp believes that the disclosures made are adequate to make the information not misleading. The accounting policies of Customers Bancorp, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as disclosed on pages 80 through 90 of Customers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the latest Form 10-K. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

The Bancorp evaluated its June 30, 2012 consolidated financial statements for subsequent events through the date the financial statements were issued. The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 2 — REORGANIZATION AND ACQUISITION ACTIVITY

Reorganization into Customers Bancorp, Inc.

The Bancorp and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for shares of common stock and Class B Non-Voting common stock of the Bancorp. The Bank became a wholly owned subsidiary of the Bancorp (the “Reorganization”). The Bancorp is authorized to issue up to 100,000,000 shares of common stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock. All share and per share information has been retrospectively restated to reflect the Reorganization, including the three-for-one consideration used in the Reorganization.

In the Reorganization, the Bank’s issued and outstanding shares of common stock of 22,525,825 shares and Class B Non-Voting common stock of 6,834,895 shares converted into 7,508,473 shares of the Bancorp’s common stock and 2,278,294 shares of the Bancorp’s Class B Non-Voting common stock. Cash was paid in lieu of fractional shares. Outstanding warrants to purchase 1,410,732 shares of the Bank’s common stock with a weighted-average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting common stock with a weighted-average exercise price of $3.50 per share were converted into warrants to purchase 470,260 shares of the Bancorp’s common stock with a weighted-average exercise price of $10.64 per share and warrants to purchase 81,036 shares of the Bancorp’s Class B Non-Voting common stock with a weighted-average exercise price of $10.50 per share. Outstanding stock options to purchase 2,572,404 shares of the Bank’s common stock with a weighted-average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting common stock with a weighted-average exercise price of $4.00 per share were converted into stock options to purchase 855,774 shares of the Bancorp’s common stock with a weighted-average exercise price of $10.49 per share and stock options to purchase 77,166 shares of the Bancorp’s Class B Non-Voting common stock with a weighted-average exercise price of $12.00 per share.

Acacia Federal Savings Bank Acquisition

On June 21, 2012, the Bancorp announced the entry into a definitive agreement to acquire Acacia Federal Savings Bank (Acacia), Falls Church, Virginia from two subsidiaries of Ameritas Mutual Holding Company (Ameritas). Acacia serves the metro Washington, D.C. market. Pursuant to the terms of the agreement, the Bancorp will acquire 100% of the stock of Acacia from Ameritas Mutual Holding Company for a total consideration of $65,000 to be paid in the Bancorp’s common stock (resulting in Ameritas indirectly holding a 9.9% voting ownership interest in the Bancorp), Class B Non-Voting Common Stock (resulting in Ameritas indirectly holding a 19.9% total common ownership interest (voting and non-voting, taking into account outstanding securities convertible into common stock) in the Bancorp), and Perpetual Non-Cumulative Preferred Stock, Series C (with an aggregate liquidation value of $65,000 minus the value of the common stock and Class B Non-Voting Common Stock issued in the transaction). The Bancorp expects to issue its voting and Class B Non-Voting common stock for about $45,000 at 115% of GAAP book value at the time of closing. Approximately $20,000 million of Tier 1 qualifying non-cumulative Perpetual Preferred Stock is expected to be issued by the Bancorp at a rate of 3.72% fixed for the first five years.

The Bancorp will not be acquiring any non-performing loans, other real estate owned or other assets that it deems to possess higher risk. In addition, the Bancorp will not be responsible for any severance obligations, charges associated with the early termination of the O.S.I. technology contract or lease termination charges on Acacia’s corporate headquarters beyond one year. The closing is expected to take place during the fourth quarter of 2012.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS – (continued)

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

In June 2012, the FASB decided to issue an exposure draft that would require new footnote disclosures of items reclassified from accumulated other comprehensive income to net income. The exposure draft is expected to be issued during the third quarter of 2012 for a sixty-day comment period.

In July 2012, the FASB issued guidance amending the way companies test for indefinite-lived intangible asset impairment, allowing the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. Customers Bancorp will adopt the guidance in connection with its annual definite-lived intangible assets impairment test in the fourth quarter of fiscal 2012. Customers Bancorp does not expect the adoption will have a significant impact on its consolidated financial statements.

NOTE 4 — EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to purchase common stock were exercised, warrants to purchase common stock were exercised, and restricted stock units vested and common stock was issued. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. The following are the components of the Bancorp’s earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) allocated to common shareholders	$6,504	$145	$9,616	$(1,531)

Weighted-average number of common shares — basic	11,347,683	9,786,906	11,347,683	9,492,704
Stock-based compensation plans	188,673	121,575	183,859	0
Warrants	102,712	67,510	100,809	0

Weighted-average number of common shares — diluted	11,639,068	9,975,991	11,632,351	9,492,704

Basic earnings (loss) per share	$0.57	$0.01	$0.85	$(0.16)

Diluted earnings (loss) per share	$0.56	$0.01	$0.83	$(0.16)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 4 — EARNINGS PER SHARE – (continued)

For the quarter and six months ended June 30, 2012, respectively, 1,590,162 and 1,594,976 share-based compensation awards and 567,329 and 569,232 warrants were outstanding but were not included in the computation of diluted earnings per share because their common stock equivalents were anti-dilutive.

For the quarter and six months ended June 30, 2011, respectively, 292,874 and 934,634 share-based compensation awards and 11,197 and 551,278 warrants were outstanding but were not included in the computation of diluted earnings per share because their common stock equivalents were anti-dilutive.

NOTE 5 — INVESTMENT SECURITIES

On May 9, 2012, Customers Bancorp reclassified its $269,000 held-to-maturity investment portfolio to available for sale. Due to its strong outlook for loan growth, falling interest rates, and its recent decision to postpone its initial public offering of stock, the Bancorp decided to proceed with this reclassification to provide liquidity. The reclassification increased total shareholders’ equity by $5,300 associated with the recording of the net security gains on the portfolio, net of tax effects, to accumulated other comprehensive income. Subsequently, the Bancorp sold $257,645 of available-for-sale securities and realized a pre-tax gain of $8,797. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

The amortized cost and approximate fair value of investment securities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:

Mortgage-backed securities (1) (2)	$107,360	$661	$(113)	$107,908
Asset-backed securities	574	8	0	582
Municipal securities	2,062	2	(6)	2,058
Corporate notes	25,000	0	(797)	24,203
Equities	6	0	0	6

	$135,002	$671	$(916)	$134,757

(1)	Includes an interest only strip security of $2,632.
(2)	Includes private-label securities with an aggregate amortized cost of $701 and an aggregate fair value of $635.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 5 — INVESTMENT SECURITIES – (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasury and government agencies	$1,002	$0	$(1)	$1,001
Mortgage-backed securities (1) (2)	55,818	581	(107)	56,292
Asset-backed securities	622	5	0	627
Municipal securities	2,071	0	(71)	2,000
Corporate notes	20,000	0	(783)	19,217

	$79,513	$586	$(962)	$79,137

Held to Maturity:
Mortgage-backed securities	$319,547	$11,262	$0	$330,809

(1)	Includes an interest only strip security of $2,894.
(2)	Includes private-label securities with an aggregate amortized cost of $765 and an aggregate fair value of $662.

The following tables shows proceeds from the sale of available for sale investment securities, gross gains and gross losses on those sales of securities for the three and six months ended June 30, 2012:

	Three months ended June 30,
	2012	2011
Proceeds from sale of available-for-sale investment securities	$257,645	$0

Gross gains	$8,797	$0
Gross losses	0	0

Net gains	$8,797	$0

	Six months ended June 30,
	2012	2011
Proceeds from sale of available-for-sale investment securities	$306,610	$0

Gross gains	$9,006	$0
Gross losses	0	0

Net gains	$9,006	$0

These gains and losses were determined using the specific identification method and were included in non-interest income.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 5 — INVESTMENT SECURITIES – (continued)

The following table shows investments securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	June 30, 2012
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$94	$94
Due after one year through five years	27,461	26,667
Due after five years through ten years	46	47
Due after ten years	35	35

	27,636	26,843
Mortgage-backed securities (1)	107,360	107,908

Total, excluding equities	$134,996	$134,751

(1)	Includes an interest only strip security of $2,632.

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:

Mortgage-backed securities	$10,509	$(42)	$425	$(71)	$10,934	$(113)
Municipal securities	0	0	1,003	(6)	1,003	(6)
Corporate notes	24,203	(797)	0	0	24,203	(797)

Total	$34,712	$(839)	$1,428	$(77)	$36,140	$(916)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 5 — INVESTMENT SECURITIES – (continued)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:

U.S. Treasury and government agencies	$1,001	$(1)	$0	$0	$1,001	$(1)
Mortgage-backed securities	166	(1)	412	(106)	578	(107)
Municipal securities	0	0	2,000	(71)	2,000	(71)
Corporate notes	19,218	(783)	0	0	19,218	(783)

Total	$20,385	$(785)	$2,412	$(177)	$22,797	$(962)

At June 30, 2012, there were eight available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2011, there were ten available-for-sale investment securities in the less-than-twelve-month category and six available-for-sale investment securities in the twelve-month-or-more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates due to changes in economic conditions and the liquidity of the market, and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market-price recovery.

During June 2012, Moody’s downgraded all five corporate bonds in the Bancorp’s portfolio. This downgrade was anticipated since Moody’s placed these bonds on negative watch in February 2012. The Bancorp analyzed these bonds in more detail at the time of downgrade. The Bancorp does not intend to sell these debt securities prior to recovery, and it is more likely than not that the Bancorp will not have to sell these debt securities prior to recovery. These bonds continue to pay their scheduled interest payments on time. No additional downgrades are anticipated at this time.

At June 30, 2012 and December 31, 2011, the Bancorp had pledged investment securities aggregating $106,618 and $311,442, respectively, as collateral for borrowings.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of net loans receivable at June 30, 2012 and December 31, 2011 was as follows:

	2012	2011
Construction	$30,859	$37,926
Commercial real estate	45,893	48,789
Commercial and industrial	12,324	13,084
Residential real estate	20,205	22,465
Manufactured housing	4,012	4,012

Total loans receivable covered under FDIC Loss Sharing Agreements (1)	113,293	126,276

Construction	12,986	15,271
Commercial real estate	458,377	352,077
Commercial and industrial	72,140	69,736
Mortgage warehouse	801,994	619,318
Manufactured housing	98,146	104,565
Residential real estate	91,539	53,476
Consumer	2,402	2,211

Total loans receivable not covered under FDIC Loss Sharing Agreements	1,537,584	1,216,654

Total loans receivable	1,650,877	1,342,930

Deferred (fees) costs, net	(7)	(389)
Allowance for loan and lease losses	(16,118)	(15,032)

Loans receivable, net	$1,634,752	$1,327,509

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered loans, by class, as of June 30, 2012:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	Total Loans (4)
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$966	$3,946	$4,912
Remaining loans (5)	1,113	0	1,113	986	65,129	67,228
Commercial real estate
Acquired with credit deterioration	0	0	0	6,977	52,365	59,342
Remaining loans (5)	3,542	0	3,542	15,350	380,143	399,035
Construction
Acquired with credit deterioration	752	0	752	0	3,247	3,999
Remaining loans (5)	357	0	357	3,563	5,067	8,987
Residential real estate
Acquired with credit deterioration	689	0	689	1,229	15,229	17,147
First mortgages (5)	304	0	304	595	52,970	53,869
Home equity (5)	381	0	381	657	19,485	20,523
Consumer
Acquired with credit deterioration	10	0	10	83	472	565
Remaining loans (5)	67	0	67	5	1,765	1,837
Mortgage warehouse
Acquired with credit deterioration	0	0	0	0	0	0
Remaining loans (5)	0	0	0	0	801,994	801,994
Manufactured housing (3)
Acquired with credit deterioration	2,252	0	2,252	2,328	2,977	7,557
Remaining loans (5)	1,464	0	1,464	0	89,125	90,589

Total	$10,931	$0	$10,931	$32,739	$1,493,914	$1,537,584

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90 days or more delinquent.
(4)	Loans exclude deferred costs and fees.
(5)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following table summarizes non-covered loans, by class, as of December 31, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due(1)	Non- Accrual	Current (2)	Total Loans (4)
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$178	$4,946	$5,124
Remaining loans (5)	0	0	0	2,817	61,795	64,612
Commercial real estate
Acquired with credit deterioration	89	0	89	8,527	57,542	66,158
Remaining loans (5)	1,025	0	1,025	18,729	266,165	285,919
Construction
Acquired with credit deterioration	0	0	0	0	3,393	3,393
Remaining loans (5)	0	0	0	5,630	6,248	11,878
Residential real estate
Acquired with credit deterioration	1,002	0	1,002	1,423	16,156	18,581
First mortgages (5)	314	0	314	700	14,652	15,666
Home equity (5)	183	0	183	823	18,223	19,229
Consumer
Acquired with credit deterioration	7	0	7	6	233	246
Remaining loans (5)	14	0	14	34	1,917	1,965
Mortgage warehouse	0	0	0	0	619,318	619,318
Manufactured housing (3)
Acquired with credit deterioration	1,681	0	1,681	0	7,048	8,729
Remaining loans (5)	3,481	0	3,481	0	92,355	95,836

Total	$7,796	$0	$7,796	$38,867	$1,169,991	$1,216,654

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90 days or more delinquent.
(4)	Loans exclude deferred costs and fees.
(5)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Covered Nonaccrual Loans and Loans Past Due

The following table summarizes covered loans, by class, as of June 30, 2012:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Nonaccrual	Current (3)	Total Loans
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$485	$1,691	$2,176
Remaining loans (2)	290	0	290	153	9,705	10,148
Commercial real estate
Acquired with credit deterioration	0	0	0	14,780	0	14,780
Remaining loans (2)	1,230	0	1,230	1,811	28,072	31,113
Construction
Acquired with credit deterioration	0	0	0	17,301	0	17,301
Remaining loans (2)	0	0	0	6,643	6,915	13,558
Residential real estate
Acquired with credit deterioration	0	0	0	2,422	0	2,422
First mortgages (2)	0	0	0	0	9,597	9,597
Home equity (2)	208	0	208	324	7,654	8,186
Manufactured housing
Acquired with credit deterioration	0	0	0	70	0	70
Remaining loans (2)	108	0	108	108	3,726	3,942

	$1,836	$0	$1,836	$44,097	$67,360	$113,293

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following table summarizes covered loans, by class, as of December 31, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Nonaccrual	Current (3)	Total Loans
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$378	$0	$378
Remaining loans (2)	2,672	0	2,672	0	10,034	12,706
Commercial real estate
Acquired with credit deterioration	0	0	0	16,204	2,039	18,243
Remaining loans (2)	1,074	0	1,074	1,462	28,010	30,546
Construction
Acquired with credit deterioration	0	0	0	18,896	3,266	22,162
Remaining loans (2)	92	0	92	2,584	13,088	15,764
Residential real estate
Acquired with credit deterioration	0	0	0	4,002	0	4,002
First mortgages (2)	570	0	570	0	8,601	9,171
Home equity (2)	281	0	281	1,532	7,479	9,292
Manufactured housing
Acquired with credit deterioration	0	0	0	77	0	77
Remaining loans (2)	6	0	6	78	3,851	3,935

	$4,695	$0	$4,695	$45,213	$76,368	$126,276

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Impaired Loans — Covered and Non-Covered

The following table presents a summary of impaired loans at or for the six months ended June 30, 2012.

	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,393		$5,593	$72
Commercial real estate	19,650		20,329	303
Construction	6,991		7,788	16
Consumer	64		101	0
Residential real estate	1,019		2,131	10
With an allowance recorded:
Commercial and industrial	839	$481	806	4
Commercial real estate	5,998	1,631	8,955	81
Construction	7,318	3,007	7,196	100
Consumer	19	20	20	1
Residential real estate	735	45	822	0

Total	$45,026	$5,184	$53,741	$587

(1)	Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following table presents a summary of impaired loans at December 31, 2011 and activity recorded for the six months ended June 30, 2011.

	December 31, 2011		For the six months ended June 30, 2011
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$6,975		$1,129	$19
Commercial real estate	20,431		12,102	210
Construction	8,773		1,816	32
Residential real estate	343		239	0
With an allowance recorded:
Commercial and industrial	800	$426	6,339	140
Commercial real estate	12,195	2,047	17,398	346
Construction	7,369	2,986	5,252	55
Consumer	22	22	2	0
Residential real estate	869	195	1,068	13

Total	$57,777	$5,676	$45,345	$815

(1)	Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Troubled Debt Restructurings

At June 30, 2012, there was $7,796 in loans categorized as troubled debt restructurings (“TDR”). Of this amount, $3,911 was performing in accordance with the modified terms. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate at the time of modification and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2012. There were no modifications that involved forgiveness of debt.

Three months ended June 30, 2012	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
Extended under forbearance	$0	$145	$145
Multiple extensions resulting from financial difficulty	103	0	103
Interest-rate reductions	255	0	255

Total	$358	$145	$503

Six months ended June 30, 2012	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
Extended under forbearance	$0	$145	$145
Multiple extensions resulting from financial difficulty	103	0	103
Interest-rate reductions	347	0	347

Total	$450	$145	$595

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Troubled Debt Restructurings (continued)

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three and six months ended June 30, 2012.

Three months ended June 30, 2012	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	7	358	0	0
Residential real estate	0	0	1	145
Consumer	0	0	0	0

Total	7	$358	1	$145

Six months ended June 30, 2012	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	9	450	0	0
Residential real estate	0	0	1	145
Consumer	0	0	0	0

Total	9	$450	1	$145

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Troubled Debt Restructurings (continued)

As of June 30, 2012 and 2011, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific reserves resulting from the addition of TDR modifications, and there were no TDRs with subsequent defaults in the three and six month periods ended June 30, 2012 and June 30, 2011.

Credit Quality Indicators

Credit quality indicators for commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internal risk-rating system and are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan.

The following presents the credit quality tables as of June 30, 2012 and December 31, 2011 for the non-covered loan portfolio.

	June 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$68,996	$423,925	$8,718	$88,988
Special Mention	2,026	11,654	587	247
Substandard	821	21,281	2,611	2,304
Doubtful	297	1,517	1,070	0

Total	$72,140	$458,377	$12,986	$91,539

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$2,339	$801,994	$98,146
Nonperforming (1)	63	0	0

Total	$2,402	$801,994	$98,146

(1)	Includes loans that are on nonaccrual status or past due ninety days of more at June 30, 2012.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$61,851	$307,734	$9,314	$50,517
Special Mention	57	13,402	237	0
Substandard	7,506	29,278	4,349	2,959
Doubtful	322	1,663	1,371	0

Total	$69,736	$352,077	$15,271	$53,476

	Consumer	Mortgage Warehouse	Manufactured Housing
Performing	$2,171	$619,318	$104,565
Nonperforming (1)	40	0	0

Total	$2,211	$619,318	$104,565

(1)	Includes loans that are on nonaccrual status or past due ninety days of more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following presents the credit quality tables as of June 30, 2012 and December 31, 2011 for the covered loan portfolio.

	June 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$9,942	$29,425	$2,953	$14,887
Special Mention	1,744	222	4,057	2,567
Substandard	638	16,246	23,849	2,751
Doubtful	0	0	0	0

Total	$12,324	$45,893	$30,859	$20,205

Manufactured Housing
Performing	$3,834
Nonperforming (1)	178

Total	$4,012

(1)	Includes loans that are on nonaccrual status or past due ninety days or more at June 30, 2012.

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Pass/Satisfactory	$10,928	$29,892	$5,539	$16,476
Special Mention	1,778	1,633	7,641	455
Substandard	378	17,264	24,746	5,534
Doubtful	0	0	0	0

Total	$13,084	$48,789	$37,926	$22,465

Manufactured Housing
Performing	$3,857
Nonperforming (1)	155

Total	$4,012

(1)	Includes loans that are on nonaccrual status or past due ninety days or more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

Allowance for loan and lease losses

The changes in the allowance for loan and lease losses for the three and six months ended June 30, 2012 by loan segment based on impairment method:

Three months ended June 30, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, April 1, 2012	$1,464	$7,117	$5,099	$775
Charge-offs	0	(938)	(979)	(179)
Recoveries	66	14	0	1
Provision for loan and lease losses	(27)	2,073	232	483

Ending Balance, June 30, 2012	$1,503	$8,266	$4,352	$1,080

Three months ended June 30, 2012 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, April 1, 2012	$33	$95	$763	$54	$15,400
Charge-offs	0	(10)	0	0	(2,106)
Recoveries	0	5	0	0	86
Provision for loan and lease losses	8	(16)	39	(54)	2,738

Ending Balance, June 30, 2012	$41	$74	$802	$0	$16,118

Six months ended June 30, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844
Charge-offs	(34)	(1,143)	(2,191)	(200)
Recoveries	66	50	0	5
Provision for loan and lease losses	30	2,330	1,887	431

Ending Balance, June 30, 2012	$1,503	$8,266	$4,352	$1,080

Six months ended June 30, 2012 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, January 1, 2012	$18	$61	$929	$54	$15,032
Charge-offs	0	(10)	0	0	(3,578)
Recoveries	0	5	0	0	126
Provision for loan and lease losses	23	18	(127)	(54)	4,538

Ending Balance, June 30, 2012	$41	$74	$802	$0	$16,118

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The changes in the allowance for loan and lease losses for the three and six months ended June 30, 2011 by loan segment based on impairment method:

Three months ended June 30, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, April 1, 2011	$2,046	$11,183	$2,134	$816
Charge-offs	(1,461)	(3,731)	(914)	(105)
Recoveries	6	0	2	0
Provision for loan and lease losses	1,354	(275)	1,257	896

Ending Balance, June 30, 2011	$1,945	$7,177	$2,479	$1,607

Three months ended June 30, 2011 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, April 1, 2011	$0	$12	$507	$600	$17,298
Charge-offs	0	0	0	0	(6,211)
Recoveries	0	1	0	0	9
Provision for loan and lease losses	39	7	82	(510)	2,850

Ending Balance, June 30, 2011	$39	$20	$589	$90	$13,946

Six months ended June 30, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116
Charge-offs	(1,461)	(4,208)	(1,069)	(105)
Recoveries	6	5	2	0
Provision for loan and lease losses	1,738	2,228	1,419	596

Ending Balance, June 30, 2011	$1,945	$7,177	$2,479	$1,607

Six months ended June 30, 2011 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Beginning Balance, January 1, 2011	$0	$11	$465	$596	$15,129
Charge-offs	0	(4)	0	0	(6,847)
Recoveries	0	1	0	0	14
Provision for loan and lease losses	39	12	124	(506)	5,650

Ending Balance, June 30, 2011	$39	$20	$589	$90	$13,946

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following tables summarize the loans and allowance for loan losses by loan segment based on the impairment method as of June 30, 2012:

June 30, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Loans:
Individually evaluated for impairment	$3,232	$25,648	$14,309	$1,754
Collectively evaluated for impairment	68,212	405,632	7,809	89,617
Loans acquired with credit deterioration	12,253	77,378	23,203	22,413

Total	$83,697	$508,658	$45,321	$113,784

Allowance for loan and lease losses:
Individually evaluated for impairment	$481	$1,651	$3,007	$45
Collectively evaluated for impairment	868	4,995	181	994
Loans acquired with credit deterioration	154	1,620	1,164	41

Total	$1,503	$8,266	$4,352	$1,080

June 30, 2012 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Total
Loans:
Individually evaluated for impairment	$0	$83	$0	$45,026
Collectively evaluated for impairment	96,713	5,141	801,994	1,475,118
Loans acquired with credit deterioration	9,097	722	0	145,066
Market discounts/premiums/valuation adjustments	0	0	0	(14,340)

Total	$105,810	$5,946	$801,994	$1,650,870

Allowance for loan and lease losses:
Individually evaluated for impairment	$0	$0	$0	$5,184
Collectively evaluated for impairment	41	57	802	7,938
Loans acquired with credit deterioration	0	17	0	2,996

Total	$41	$74	$802	$16,118

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The following table summarizes the loans and allowance for loan losses by loan segment based on the impairment method as of December 31, 2011:

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
Loans:
Individually evaluated for impairment	$7,775	$32,626	$16,142	$1,212
Collectively evaluated for impairment	59,745	287,839	11,863	52,856
Loans acquired with credit deterioration	15,017	87,684	30,590	23,352

Total	$82,537	$408,149	$58,595	$77,420

Allowance for loan and lease losses:
Individually evaluated for impairment	$426	$2,047	$2,986	$195
Collectively evaluated for impairment	911	4,063	209	554
Loans acquired with credit deterioration	104	920	1,461	94

Total	$1,441	$7,030	$4,656	$843

December 31, 2011 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
Loans:
Individually evaluated for impairment	$0	$22	$0	$0	$57,777
Collectively evaluated for impairment	102,876	6,213	619,318	0	1,140,710
Loans acquired with credit deterioration	10,592	333	0	0	167,568
Market discounts/premiums/valuation adjustments				(23,514)	(23,514)

Total loans	$113,468	$6,568	$619,318	$(23,514)	$1,342,541

Allowance for loan and lease losses:
Individually evaluated for impairment	$0	$22	$0	$0	$5,676
Collectively evaluated for impairment	1	39	929	54	6,760
Loans acquired with credit deterioration	17	0	0	0	2,596

Total	$18	$61	$929	$54	$15,032

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio. At June 30, 2012, funds available for reimbursement, if necessary, were $5,045; and the Bancorp has determined that these funds were sufficient to absorb probable losses.

The changes in the accretable yield for prior loan acquisitions for the three and six months ended June 30, 2012 and 2011 were as follows:

For the three months ended June 30,	2012	2011
Balance, beginning of period	$44,703	$6,220
Accretion to interest income	0	(503)
Reclassification from nonaccretable difference and disposals, net	(1,473)	0

Balance, end of period	$43,230	$5,717

For the six months ended June 30,	2012	2011
Balance, beginning of period	$45,358	$7,176
Accretion to interest income	(2,059)	(1,030)
Reclassification from nonaccretable difference and disposals, net	(69)	(429)

Balance, end of period	$43,230	$5,717

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES – (continued)

FDIC Loss Sharing Receivable

Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC loss sharing receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC loss sharing receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for loan and lease losses had been recorded.

The following table summarizes the activity related to the FDIC loss sharing receivable for the three and six months ended June 30, 2012 and 2011:

Three months ended June 30,	2012	2011
Balance, beginning of period	$14,149	$16,229
Change in FDIC loss sharing receivable	(449)	800
Reimbursement from the FDIC	(1,324)	(4,395)

Balance, end of period	$12,376	$12,634

Six months ended June 30,	2012	2011
Balance, beginning of period	$13,077	$16,702
Change in FDIC loss sharing receivable	741	1,709
Reimbursement from the FDIC	(1,442)	(5,777)

Balance, end of period	$12,376	$12,634

NOTE 7 — SHAREHOLDERS’ EQUITY

On May 8, 2012, the Bancorp announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1,340 were expensed in the quarter ended June 30, 2012.

On September 30, 2011, the Bancorp sold 419,000 shares of common stock and 565,848 shares of Class B Non-Voting Common Stock at $13.20 per share with total proceeds of $13,000.

During the first quarter of 2011, the Bank sold shares of its common stock and Class B Non-Voting Common Stock to certain investors. Giving effect to the Reorganization, the Bancorp (as successor to the Bank) issued, in connection with this transaction, 668,527 shares of common stock and 363,140 shares of Class B Non-Voting Common Stock at $12.00 per share and 210,916 shares of common stock and 146,310 shares of Class B Non-Voting Common Stock to the Bancorp’s investors at $10.50 per share. The proceeds, net of offering costs, were $15,500.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 8 — STOCK BASED COMPENSATION

Restricted Stock Units

Due to the Bancorp’s significant growth and evolution as a bank since 2009, which included raising more than $100,000 in equity, increasing assets to over $2,000,000 and significantly increasing our equity base, in February 2012, the Compensation Committee recommended and the board of directors approved a restricted stock reward program that provided for the grant of restricted stock units to certain directors and senior executives of Customers Bancorp and Customers Bank. Pursuant to the program, restricted stock units for 185,189 shares of Voting Common Stock and 211,640 shares of Class B Non-Voting Common Stock were granted on February 16, 2012 pursuant to the 2004 Plan. Of this amount, certain officers received restricted stock units for 169,313 shares of Voting Common Stock and 211,640 shares of Class B Non-Voting Common Stock in the aggregate and non-employee directors received 15,876 shares of Voting Common Stock in the aggregate. One requirement for vesting is that the recipient of the restricted stock units remains an employee or director through December 31, 2016. The restricted stock units held by an employee or director are forfeited if he or she ceases to be an employee or director prior to that date. The second vesting requirement for each award (both must be met to vest) is that the Bancorp’s Voting Common Stock trades at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five year period ending December 31, 2016. If the restricted stock units vest, the recipient will receive shares of the Bancorp’s common stock on December 31, 2016. However, upon a change in control resulting in any one shareholder owning more than 24.9% of the outstanding stock of Customers Bancorp prior to December 31, 2016, all restricted stock units held by employees and directors automatically vest, and shares of our common stock will be issued at that time.

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

A participant becomes 100% vested in an Annual Deferral Account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by the Bancorp from the date of funding to the anniversary date. Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of the Company.

The table below presents the status of the restricted stock/units at June 30, 2012 and changes during 2012.

	Restricted Stock Units	Weighted- average Price
Outstanding at January 1, 2012	35,289	$12.00
Granted	517,186	12.53
Vested	0	0.00
Canceled	0	0.00

Outstanding at June 30, 2012	552,475	$12.50

Unrecognized compensation expense related to the unvested restricted stock units was $5,954 at June 30, 2012 and is expected to be recognized through December 31, 2016.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 8 — STOCK BASED COMPENSATION – (continued)

Stock Option Plans

During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”) which was subsequently amended to reflect the September 17, 2011 Plan of Merger and Reorganization approved by the shareholders of Customers Bank and during 2012, the shareholders of the Bancorp approved and ratified the Amendment and Restatement of the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of the Bancorp by linking the personal interests of the members of the Board of Directors and Customers Bank’s employees, officers, and executives to those of the Bancorp’s shareholders, providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of the Bancorp. The 2010 and 2004 Plans are intended to provide flexibility to the Bancorp in its ability to motivate, attract and retain the services of members of the Board of Directors, employees, officers and executives of Customers Bank. Stock options granted normally vest on the third or fifth anniversary of the grant date if the fully diluted tangible book value increased by 50% for the 2010 Plan and three years for the 2004 Plan if the fully diluted tangible book value has increased by 50%.

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

During the six months ended June 30, 2012, the Bancorp granted to employees options to purchase 31,668 shares of common stock at a weighted-average exercise price of $12.60 per share. The stock options vest on the fifth anniversary after the date of grant if the fully diluted tangible book value has increased by 50%.

During the six months ended June 30, 2012, the Bancorp estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

June 30, 2012
Risk-free interest rates	0.87%
Expected dividend yield	0.00%
Expected volatility	20.00%
Expected lives (years)	7
Weighted-average fair value of options granted	$2.94

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 8 — STOCK BASED COMPENSATION – (continued)

The following summarizes stock option activity under the Bancorp’s stock option plans at June 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding, January 1, 2012	1,127,653	$11.00
Issued	31,668	12.60
Adjustments (1)	67,091
Forfeited	(333)	30.68

Outstanding, June 30, 2012	1,226,079	$11.16	5.13	$1,265

Options exercisable at June 30, 2012	6,272	$31.73	3.47	$0

(1)	The adjustment above represents error corrections, the cancellation of the directors’ options and the conversion of the voting stock options to non-voting stock options.

Unrecognized compensation expense related to the unvested stock options was $2,530 at June 30, 2012 and is expected to be recognized through February 28, 2017.

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Bancorp’s latest sale price of $11.75 and the exercise price) multiplied by the number of in-the-money options.

NOTE 9 — REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s consolidated financial statements. At June 30, 2012, the Bank and the Bancorp met all capital adequacy requirements to which they are subject.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 9 — REGULATORY MATTERS – (continued)

The Bancorp’s and the Bank’s capital amounts and ratios at June 30, 2012 and December 31, 2011 are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of June 30, 2012:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$171,153	10.17%	≥	$134,597	≥	8.0%	≥	N/A		N/A
Customers Bank	$170,807	10.16%	≥	$134,524	≥	8.0%	≥	$168,155	≥	10.0%
Tier 1 capital (to risk weighted assets)

Customers Bancorp, Inc.	$154,182	9.16%	≥	$67,299	≥	4.0%	≥	N/A		N/A
Customers Bank	$153,836	9.15%	≥	$67,262	≥	4.0%	≥	$100,893	≥	6.0%
Tier 1 capital (to average assets)

Customers Bancorp, Inc.	$154,182	7.45%	≥	$82,733	≥	4.0%	≥	N/A		N/A
Customers Bank	$153,836	7.43%	≥	$82,788	≥	4.0%	≥	$103,485	≥	5.0%
As of December 31, 2011:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$162,228	11.43%	≥	$113,504	≥	8.0%	≥	N/A		N/A
Customers Bank	$157,228	11.08%	≥	$113,504	≥	8.0%	≥	$141,880	≥	10.0%
Tier 1 capital (to risk weighted assets)

Customers Bancorp, Inc.	$146,395	10.32%	≥	$56,752	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	9.97%	≥	$56,752	≥	4.0%	≥	$85,128	≥	6.0%
Tier 1 capital (to average assets)

Customers Bancorp, Inc.	$146,395	7.59%	≥	$77,166	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	7.33%	≥	$77,166	≥	4.0%	≥	$96,457	≥	5.0%

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and to disclose the fair value of its financial instruments. FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below. The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at June 30, 2012 and December 31, 2011:

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities:

The fair value of investment securities available for sale and held to maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

The carrying amount of restricted stock approximates fair value, and considers the limited marketability of such securities.

Interest-Only Strips:

To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bancorp generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At June 30, 2012, the Bancorp had interest-only strips measured at fair value on a recurring basis classified within Level 3.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

Other Real Estate Owned:

The fair value of OREO is determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs). All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). Appraisals are certified to the Bancorp and performed by appraisers on the Bancorp’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

Federal funds purchased:

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

The estimated fair values of the Bancorp’s financial instruments were as follows at June 30, 2012 and December 31, 2011.

			Fair Value Measurements at June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$122,052	$122,052	$122,052	$0	$0
Investment securities, available for sale (1)	134,757	134,757	6	107,916	26,835
Loans held for sale	283,535	283,535	0	283,535	0
Loans receivable, net	1,634,752	1,670,463	0	0	1,670,463
FDIC loss sharing receivable	12,376	12,376	0	12,376	0
Bank-owned life insurance	39,901	39,901	0	39,901	0
Restricted stock	20,125	20,125	0	20,125	0
Accrued interest receivable	1,862	1,862	1,862	0	0

Liabilities:
Deposits	$1,929,863	$1,954,782	$0	$1,954,782	$0
Federal funds purchased	5,000	5,000	5,000	0	0
Other borrowings	178,000	178,129	0	178,129	0
Subordinated debt	2,000	2,000	0	2,000	0
Accrued interest payable	1,336	1,336	1,336	0	0

(1)	Includes an interest only strip security of $2,632.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$73,570	$73,570
Investment securities, available for sale (1)	79,137	79,137
Investment securities, held to maturity	319,547	330,809
Loans held for sale	174,999	174,999
Loans receivable, net	1,327,509	1,339,633
FDIC loss sharing receivable	13,077	13,077
Bank-owned life insurance	29,268	29,268
Restricted stock	21,818	21,818
Accrued interest receivable	5,011	5,011

Liabilities:
Deposits	$1,583,189	$1,610,977
Federal funds purchased	5,000	5,000
Subordinated debt	2,000	2,000
Borrowings	331,000	332,847
Accrued interest payable	1,478	1,478

(1)	Includes an interest only strip security of $2,894.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Available-for-sale debt securities:
U.S. Treasury and government agency	$0	$0	$0	$0
Mortgage-backed securities (1)	0	105,276	2,632	107,908
Asset-backed securities	0	582	0	582
Corporate notes	0	0	24,203	24,203
Municipal securities	0	2,058	0	2,058
Equities	6	0	0	6

Total recurring fair value measurements	$6	$107,916	$26,835	$134,757

Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $5,184	$0	$0	$9,725	$9,725
Other real estate owned	0	0	1,276	1,276

Total nonrecurring fair value measurements	$0	$0	$11,001	$11,001

(1)	Includes an interest only strip security of $2,632.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Available-for-sale debt securities:
U.S. Treasury and government agency	$0	$1,001	$0	$1,001
Mortgage-backed securities (1)	0	53,398	2,894	56,292
Asset-backed securities	0	627	0	627
Corporate notes	0	0	19,217	19,217
Municipal securities	0	2,000	0	2,000

Total recurring fair value measurements	$0	$57,026	$22,111	$79,137

Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $5,676	$0	$0	$15,579	$15,579
Other real estate owned	0	0	2,648	2,648

Total nonrecurring fair value measurements	$0	$0	$18,227	$18,227

(1)	Includes an interest only strip security of $2,894.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2012 are summarized as follows:

	Mortgage- backed	Corporate
	Securities	Notes	Total
Balance at April 1, 2012	$2,790	$19,546	$22,336
Total losses included in other comprehensive income (before taxes)	0	(343)	(343)
Amortization included in interest income	(158)	0	(158)
Purchases	0	5,000	5,000

Balance at June 30, 2012	$2,632	$24,203	$26,835

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2012 are summarized as follows:

	Mortgage- backed	Corporate
	Securities	Notes	Total
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total losses included in other comprehensive income (before taxes)	0	(14)	(14)
Amortization included in interest income	(262)	0	(262)
Purchases	0	5,000	5,000

Balance at June 30, 2012	$2,632	$24,203	$26,835

The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. For the six months ended June 30, 2012, there were no transfers among levels.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2012 for which the Bancorp utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Fair Value	Valuation	Unobservable	Range (Weighted
June 30, 2012	Estimate	Technique	Input	Average) (4)
Impaired loans	$9,725	Collateral appraisal (2)	Liquidation expenses (3)	-3% to -8% (-5.5%)

Other real estate owned	1,276	Collateral appraisal (2)	Liquidation expenses (3)	-3% to -8% (-5.5%)

I/O Strip	2,632	Discounted cash flow	Prepayment Rate	10.00%
			Discount Rate	21.62%

(1)	Level 3 fair value measurements relating to the corporate bonds are not included in this table because the measurements are obtained from an independent third-party pricing source and no adjustments are made. While the Bancorp reviews the measurements, it has not developed the significant inputs used to measure those securities. The inputs are not reasonably available to Customers Bancorp.
(2)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(3)	Fair value is adjusted for costs to sell.
(4)	Presented as a percentage of the value determined by appraisal.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 11 — LEGAL CONTINGENCIES

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

On March 7, 2011, the Court ruled against the Bank and in favor of OSI as follows: judgment was entered against the Bank on OSI’s claim that the agreements between OSI and USA Bank were assumed by the Bank and judgment was entered against the Bank on its claims against OSI; judgment was entered for OSI on its breach of contract claim under one agreement, in the amount of $104 thousand; the Court found there was no breach of the second agreement by the Bank and no proof of damages. OSI filed a motion for payment of legal fees and costs associated with litigation, which are estimated to be around $0.2 million. The Bank filed a motion with the District Court to vacate the judgment and to enter judgment in favor of the Bank on OSI’s counterclaim. In addition, the FDIC filed a motion to intervene in the litigation, and has also sought dismissal of OSI’s counterclaims on jurisdictional grounds. On May 3, 2011, the Court granted the FDIC’s motion to intervene, and directed that OSI respond to the motion to dismiss the counterclaim. On August 9, 2011, the District Court granted the FDIC’s motion to dismiss and vacated the judgment entered against the Bank. The Court denied the Bank’s post-trial motion as moot because of the Court’s vacatur of the judgment. On September 2, 2011, OSI filed a notice of appeal to the United States Court of Appeals for the Third Circuit, in which OSI appeals from the Court’s August 9, 2011 Order granting the FDIC’s motion to dismiss. On April 27, 2012, however, OSI withdrew its appeal, which left in place the District Court’s dismissal of OSI’s counterclaim and concluded the litigation between the parties.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except for per share data)

NOTE 12 — SUBSEQUENT EVENTS

On August 10, 2012, Customers Bancorp Inc. announced the entry into a definitive agreement to acquire via merger CMS Bancorp (CMS Bancorp), White Plains, New York and ultimately CMS Bank. CMS Bank, with five branches, serves Westchester County, New York, and the surrounding areas.

The total transaction value is approximately $20,800, and the agreement provides for CMS Bancorp stockholders to receive shares of Customers Bancorp voting common stock based upon an exchange ratio to be determined as the quotient of (i) the CMS Valuation, divided by (ii) the Customers Valuation, with fractional shares to be cashed out. The “CMS Valuation” will be calculated as 95% of CMS Bancorp’s common stockholders’ equity as of the month end prior to the closing, while the “Customers Valuation” will be calculated as 125% of Customer Bancorp’s modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 book value plus additions to retained earnings through the month-end prior to closing. Shares issued by Customers Bancorp in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity. By way of example, based on the March 31, 2012 book value per share of CMS Bancorp and the June 30, 2012 modified stockholders’ equity of Customers Bancorp, $11.75 and $13.99, respectively, the exchange ratio would be 0.6383. The foregoing calculation is provided as an example only, and does not purport to be the actual exchange ratio. The actual exchange ratio will likely be different at closing.

The acquisition of CMS will enhance the Bancorp’s New York franchise. Closing of the CMS Bancorp merger, which is subject to regulatory approval, customary closing conditions and the approval of CMS Bancorp’s stockholders, is expected to occur in the first half of 2013.

Loan Portfolio Acquisition

On July 24, 2012, the Bancorp paid $63,246 to acquire manufactured housing loans from Vanderbilt Mortgage and Finance Inc. at par. These loans were originated by Tammac Holding Corporation (“Tammac”), and will be serviced by Tammac on the Bancorp’s behalf. Approximately 85% of the loans are chattel, with the other 15% representing real estate. The loans carry an 11.3% coupon rate, where Tammac earns a 2.0% servicing fee and also retains the rights to a 2.0% IO Strip in relation to this pool of loans. The full recourse for losses on these loans resides with Tammac.

Private Offering of Securities

In July 2012, as part of an ongoing private offering of securities to accredited investors which is exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, the Bancorp sold 75,769 shares of common stock at a price of $13.99 per share to three existing shareholders which resulted in proceeds of $1,060. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto as well as other written or oral communications made from time to time by Customers Bancorp may contain certain forward-looking information within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” “anticipates,” “strategies” or the negative thereof or comparable terminology, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based on various assumptions that may not prove to be correct. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Bancorp and the Bank. Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this report and attachments hereto. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents referred to, the dates of those documents. Neither the Bancorp nor the Bank undertakes any obligation to release publicly or otherwise provide any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc., a financial holding company, and its wholly owned subsidiaries, including Customers Bank (“the Bank”). This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three and six months ended June 30, 2012. All quarterly and six month information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2011 included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).

Any interim financial information for periods prior to September 17, 2011 contained herein reflects that of the Bank as the predecessor entity to Customers Bancorp.

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

Subsequent Events

For information about subsequent events, refer to “NOTE 12 — SUBSEQUENT EVENTS” in this Form 10-Q.

Summary Information and Long-term Goals

The following table presents selected unaudited financial results for the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010 and our long-term goals for the quarter ended June 30, 2013.

	Long-term Goals (1)	Actual Results			6 months ended June 30,
	2013	2010 (2)	2010 (3)	2011	2012
Return on average assets	0.90 to 1.00%	-0.14%	3.40%	0.24%	.97%
Return on average equity	10.00 or greater	-1.72	41.29	3.56	12.65
Net interest margin	3.00 to 3.25	2.70	2.70	2.44	2.95
Efficiency ratio	50.00	110.19	110.19	74.70	70.49
Loan to deposit ratio	90.00 to 100.00	54.10	54.10	84.80	100.24

(1)	These long-term goals should not be regarded as an indication that Customers Bancorp considered, or now considers, them to be necessarily predictive of actual future results, and these goals should not be relied upon as such. These goals were based necessarily on the information prepared by Customers Bancorp using a variety of assumptions and estimates including, without limitation, those relating to the rate of organic growth by the Bank, interest rates, industry performance, general business, economic, regulatory, market and financial conditions and other future events, as well as other matters specific to Customers Bancorp’s business. The assumptions and estimates underlying these goals may not be realized and are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, all of which are difficult to predict and many of which are beyond Customers Bancorp’s control. The assumptions and estimates used to create these goals are subjective in many respects and involve judgments made with respect to, among other things, market size and growth rates, market share, future pricing and interest rates, levels of operating expenses, and probability of success, all of which are difficult to predict. These goals constitute forward-looking information, and there can be no assurance that the assumptions and estimates used to prepare these goals will prove to be accurate, and actual results may materially differ. These and other forward-looking statements are expressly qualified in their entirety by the risks and uncertainties described above and the risk factors contained in the 2011 Form 10-K.
(2)	Excludes bargain purchase gain.
(3)	Includes bargain purchase gain.

Results of Operations

Second Quarter 2012 Compared to Second Quarter 2011

We had net income of $6.5 million for the three months ended June 30, 2012 and net income of $0.1 million for the three months ended June 30, 2011. Diluted earnings per share were $0.56 and $0.01 for the three months ended June 30, 2012 and June 30, 2011, respectively, a comparative increase of $0.55 per share.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Assets
Interest earning deposits	$106,350	$69	0.26%	$119,167	$75	0.25%
Federal funds sold	—	—	—%	1,001	—	0.15%
Investment securities, taxable (A)	294,143	2,219	3.02%	609,485	4,351	2.86%
Investment securities, non taxable (A)	2,065	21	4.16%	2,083	22	4.16%
Loans, taxable (B)	1,567,128	17,350	4.45%	795,388	10,176	5.13%
Loans, non-taxable (B)	7,308	41	2.25%	1,697	22	5.30%
Less: Allowance for loan and lease losses	(15,705)			(17,447)

Total interest earning assets	1,961,289	19,700	4.04%	1,511,374	14,646	3.88%

Non-interest earning assets	115,252			63,531

Total assets	$2,076,541			$1,574,905

Liabilities
Interest checking	$34,714	49	0.57%	$15,899	19	0.49%
Money market	780,689	1,919	0.99%	440,298	1,507	1.37%
Other savings	19,830	29	0.59%	12,900	21	0.66%
Certificates of deposit	886,137	3,427	1.56%	842,222	4,099	1.95%

Total interest bearing deposits	1,721,370	5,424	1.27%	1,311,319	5,646	1.73%
Other borrowings	39,951	124	1.26%	40,518	144	1.42%

Total interest-bearing liabilities	1,761,321	5,548	1.27%	1,351,837	5,790	1.72%

Non-interest-bearing deposits	152,885			84,211

Total deposits & borrowings	1,914,206		1.17%	1,436,048		1.62%
Other non-interest bearing liabilities	6,440			18,912

Total liabilities	1,920,646			1,454,960
Shareholders’ Equity	155,895			119,945

Total liabilities and shareholders’ equity	$2,076,541			$1,574,905

Net interest earnings		14,152			8,856
Tax equivalent adjustment (C)		34			24

Net interest earnings		$14,186			$8,880

Interest spread			2.87%			2.27%

Net interest margin			2.90%			2.35%

Net interest margin tax equivalent (C)			2.91%			2.35%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $14.2 million for the three months ended June 30, 2012, compared to $8.9 million for the three months ended June 30, 2011, an increase of $5.3 million, or 59.8%. This net increase is primarily attributable to increases in average loan volume as a result of a $476.2 million increase in average mortgage warehouse loans due to our strategy to grow our mortgage warehouse lending business, a $171.5 million increase in average commercial loans as a result of our increased focus in this area, and the acquisition of Berkshire Bancorp in September 2011. The effect of the increased loan volume on net interest income was partially offset by a decrease in the average balance of investment securities due to the sales in the second quarter of 2012. Although there was a significant increase in average money market accounts due to our efforts to obtain new business and the acquisition of Berkshire Bancorp, the impact on net interest income was mitigated by a 38 basis point decline in the average rate paid. In addition, our certificate of deposit promotional pricing has come to an end, and the effect was a 39 basis point decrease in the average rate paid.

The key measure of our net interest income is net interest margin. Our net interest margin increased to 2.91% for the second quarter of 2012 from 2.35% for the second quarter of 2011. This net increase was primarily the result of a decrease in the cost of total interest bearing deposits of 46 basis points partially offset by a decrease in the yield on average taxable loans of 68 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

Customers Bancorp has established an allowance for loan and lease losses through a provision for loan and lease losses charged as an expense on the statement of operations. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. At June 30, 2012, approximately 6.9% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan and lease losses was $2.7 million for the three months ended June 30, 2012, a slight decrease of approximately $0.1 million from $2.9 million for the same period in 2011. This decrease was primarily due to a decrease in charge-offs offset by a significant increase since June 30, 2011 of $960.6 million in the portion of the loan portfolio not covered under loss sharing agreements with the FDIC. Net charge-offs for the second quarter of 2011 totaled $6.2 million. Net charge-offs for the second quarter of 2012 totaled $2.0 million. These charge-offs were recorded at this time as management determined through its extensive loan-workout process that the loans were not collectible, and cash flows were not available from the borrower; however, efforts to recover the balances will continue. For more information about Customers Bancorp’s provision and allowance for loan and lease losses and Customers Bancorp’s loss experience see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME

The chart below shows Customers Bancorp’s results in the various components of non-interest income for the three months ended June 30, 2012 and 2011 (in thousands).

	Three months ended June 30,
	2012	2011
Deposit fees	$117	$94
Loan fees	9	66
Mortgage warehouse transactional fees	3,384	1,277
Bank-owned life insurance	323	263
Gain on sale of investment securities, net	8,797	0
Accretion of FDIC loss sharing receivable	0	800
Loss on sale of OREO	(660)	0
Gain on sale of loans	339	0
Gain on sale of repossessed assets	59	0
Gain on sale of bank premises and equipment	22	0
Other	247	142

Total non-interest income	$12,637	$2,642

Non-interest income was $12.6 million for the three months ended June 30, 2012, an increase of $10.0 million from $2.6 million for the three months ended June 30, 2011. The increase was primarily the result of the $8.8 million gain realized on the sale of available-for-sale securities, which was executed to provide funding for loan growth. In addition, growth in warehouse lending volume, which is part of our strategic plan, generated $2.1 million in additional fee income.

Furthermore, proceeds of $1.2 million from the sales of OREO in the second quarter of 2012 resulted in a net loss of $0.7 million due to continuing difficulties in the real estate market. There were no sales of OREO in the second quarter of 2011. Also, there was no accretion relating to our FDIC loss sharing receivable in the second quarter of 2012. Accretion relating to our FDIC loss sharing receivable in the second quarter of 2011 was $0.8 million.

NON-INTEREST EXPENSE

The below chart shows the Customers Bancorp’s results in the various components of non-interest expense for the three months ended June 30, 2012 and 2011 (in thousands).

	Three months ended June 30,
	2012	2011
Salaries and employee benefits	$5,598	$3,973
Occupancy	1,849	1,004
Technology, communication and bank operations	691	513
Advertising and promotion	301	205
Professional services	769	1,304
FDIC assessments, taxes and regulatory fees	867	431
Loan workout and other real estate owned	651	415
Impairment and losses on other real estate owned	0	15
Stock offering expenses	1,340	0
Other	1,907	578

Total non-interest expenses	$13,973	$8,438

Non-interest expense was $14.0 million for the three months ended June 30, 2012, an increase of approximately $5.5 million as compared to non-interest expense of $8.4 million for the same period in 2011.

Salaries and employee benefits, which represent the largest component of non-interest expense, were $5.6 million in the second quarter of 2012 and $4.0 million in the same period in 2011, an increase of $1.6 million. The primary reason for this increase was the addition of 96 full-time equivalent employees since June 30, 2011. This was directly related to the Berkshire acquisition in the third quarter of 2011 as well as the need for additional employees to support our organic growth. In addition, stock-based compensation expense was $0.7 million for the second quarter of 2012 and $0.2 million for the second quarter of 2011 due to increased issuances of stock-based awards. For additional information about stock-based compensation refer to “NOTE 8 — STOCK BASED COMPENSATION” in this Form 10-Q.

Occupancy expense increased $0.8 million, from $1.0 million in 2011 to $1.8 million in 2012. The increase was related to building the infrastructure to support our growth and the Berkshire acquisition in the third quarter of 2011.

Professional services expense decreased to $0.8 million in the second quarter of 2012 from $1.3 million for the same period of 2011. This decrease was primarily attributable to lower legal and consulting expenses in 2012 compared to legal and consulting expenses incurred in 2011 related to regulatory filings and the Berkshire acquisition.

As a result of the postponement in May 2012 of our public offering of voting common stock, we recorded related expenses of $1.3 million.

Other expenses increased by $1.3 million to $1.9 million in the second quarter of 2012 from $0.6 million in the second quarter of 2011. In general, there was an overall increase in most categories within other expense as a result of the Berkshire acquisition in the third quarter of 2011. In addition, for the second quarter of 2012, there was an increase in charitable contributions of $0.3 million.

INCOME TAXES

The income tax expense was $3.6 million and $65,000 for the three months ended June 30, 2012 and 2011, respectively. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $9.9 million.

The effective tax rate for the three months ended June 30, 2012 and 2011 was approximately 35 percent and 31 percent, respectively. The effective tax rate for the second quarter of 2012 was higher than the same period in 2011 due to non-taxable income having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

We had net income of $9.6 million for the six months ended June 30, 2012 and a net loss of $1.5 million for the six months ended June 30, 3011. Diluted earnings (loss) per share were $0.83 for the six months ended June 30, 2012 and $(0.16) per share for the six months ended June 30, 2011, an increase of $0.99 per share.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated (dollars in thousands):

	For the Six Months Ended June 30,
	2012			2011
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Assets
Interest earning deposits	$103,464	$134	0.26%	$249,094	$310	0.25%
Federal funds sold	—	—	—%	4,185	3	0.16%
Investment securities, taxable (A)	319,474	5,131	3.21%	445,040	6,368	2.86%
Investment securities, non taxable (A)	2,067	43	4.15%	2,085	43	4.15%
Loans, taxable (B)	1,465,536	32,973	4.52%	767,488	19,678	5.17%
Loans, non-taxable (B)	4,886	55	2 .25%	1,702	45	5.30%
Less: Allowance for loan and lease losses	(15,609)			(16,462)

Total interest earning assets	1,879,818	38,336	4.10%	1,453,132	26,447	3.66%

Non-interest earning assets	112,874			65,481

Total assets	$1,992,692			$1,518,613

Liabilities
Interest checking	$34,611	99	0.57%	$15,591	38	0.49%
Money market	756,298	3,997	1.06%	421,765	3,107	1.49%
Other savings	19,314	59	0.61%	12,859	43	0.68%
Certificates of deposit	814,265	6,341	1.57%	828,131	7,908	1.93%

Total interest bearing deposits	1,624,488	10,496	1.30%	1,278,346	11,096	1.75%
Other borrowings	65,607	278	0.85%	26,836	250	1.87%

Total interest-bearing liabilities	1,690,095	10,774	1.28%	1,305,182	11,346	1.75%

Non-interest-bearing deposits	142,594			81,772

Total deposits & borrowings	1,832,689		1.18%	1,386,954		1.65%
Other non-interest bearing liabilities	7,190			15,979

Total liabilities	1,839,879			1,402,933
Shareholders’ Equity	152,813			115,680

Total liabilities and shareholders’ equity	$1,992,692			$1,518,613

Net interest earnings		27,562			15,101
Tax equivalent adjustment (C)		53			47

Net interest earnings		$27,615			$15,148

Interest spread			2.92%			2.01%

Net interest margin			2.94%			2.09%

Net interest margin tax equivalent (C)			2.95%			2.09%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $27.6 million for the six months ended June 30, 2012, compared to $15.1 million for the six months ended June 30, 2011, an increase of $12.5 million, or 82.5%. This net increase is primarily attributable to increases in average loan volume as a result of a $430.4 million increase in average mortgage warehouse loans due to our strategy to grow our mortgage warehouse lending business, a $159.7 million increase in average commercial loans as a result of our increased focus in this area, and the acquisition of Berkshire Bancorp in September 2011. The effect of the increased loan volume on net interest income was partially offset by a decrease in the average balance of investment securities due to the sales in the second quarter of 2012. Although there was a significant increase in average money market accounts due to our efforts to obtain new business and the acquisition of Berkshire Bancorp, the impact on net interest income was mitigated by a 43 basis point decline in the average rate paid. In addition, our certificate of deposit promotional pricing has come to an end, and the effect was a 36 basis point decrease in the average rate paid.

The key measure of our net interest income is net interest margin. Our net interest margin increased to 2.95% for the six months ended June 30, 2012 from 2.09% for the six months ended June 30, 2011. This net increase was primarily the result of a decrease in the cost of total interest bearing deposits of 45 basis points partially offset by a decrease in the yield on average taxable loans of 65 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

Customers Bancorp has established an allowance for loan and lease losses through a provision for loan and lease losses charged as an expense on the statement of operations. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. At June 30, 2012, approximately 6.9% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan and lease losses was $4.5 million for the six months ended June 30, 2012, a decrease of $1.1 million from $5.7 million for the same period in 2011. This decrease was primarily due to a decrease in charge-offs offset by a significant increase since June 30, 2011 of $960.6 million in the portion of the loan portfolio not covered under loss sharing agreements with the FDIC. Net charge-offs for the six-month period ending June 30, 2011 totaled $6.8 million. Net charge-offs for the six months ended June 30, 2012 were $3.5 million. These charge-offs were recorded at this time as management determined through its extensive loan-workout process that the loans were not collectible, and cash flows were not available from the borrower; however, efforts to recover the balances will continue. For more information about Customers Bancorp’s provision and allowance for loan and lease losses and Customers Bancorp’s loss experience see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME

The chart below shows Customers Bancorp’s results in the various components of non-interest income for the six months ended June 30, 2012 and 2011 (in thousands).

	Six months ended June 30,
	2012	2011
Deposit fees	$233	$198
Loan fees	201	146
Mortgage warehouse transactional fees	5,483	2,388
Bank-owned life insurance	589	864
Gain on sale of investment securities, net	9,006	0
Accretion of FDIC loss sharing receivable	655	1,709
Loss on sale of OREO	(601)	0
Gain on sale of loans	339	78
Gain on sale of repossessed assets	59	0
Gain on sale of bank premises and equipment	22	0
Other	443	533

Total non-interest income	$16,429	$5,916

Non-interest income was $16.4 million for the six months ended June 30, 2012 an increase of $10.5 million when compared to non-interest income of $5.9 million for the six months ended June 30, 2011. The increase was primarily the result of the $8.8 million gain realized on the sale of available-for-sale securities in the second quarter of 2012, which was executed to provide funding for loan growth. In addition, growth in warehouse lending volume, which is part of our strategic plan, generated $5.5 million in fee income.

Furthermore, proceeds of $4.0 million from the sales of OREO during the six months ended June 30, 2012 resulted in a net loss of $0.6 million due to continuing difficulties in the real estate market. Sales of OREO during the six months ended June 30, 2011 were insignificant. Also, accretion relating to our FDIC loss sharing receivable decreased $1.1 million for the six months ended June 30, 2012 when compared to the same period in 2011.

NON-INTEREST EXPENSE

The below chart shows the Customers Bancorp’s results in the various components of non-interest expense for the six months ended June 30, 2012 and 2011 (in thousands).

	Six months ended June 30,
	2012	2011
Salaries and employee benefits	$11,095	$8,088
Occupancy	3,228	1,991
Technology, communication and bank operations	1,338	826
Advertising and promotion	576	433
Professional services	1,655	2,730
FDIC assessments, taxes and regulatory fees	1,536	1,253
Loan workout and other real estate owned	1,176	799
Impairment and losses on other real estate owned	0	211
Merger related expenses	28	0
Stock offering expenses	1,340	0
Other	2,688	1,198

Total non-interest expenses	$24,660	$17,529

Non-interest expense was $24.7 million for the six months ended June 30, 2012, an increase of $7.1 million when compared to $17.5 million for the same period in 2011. Salaries and employee benefits, which represent the largest component of non-interest expense, were $11.1 million for the six months ended June 30, 2012 and $8.1 million for the same period in 2011, an increase of $3.0 million. The primary reason for this increase was the addition of 96 full-time equivalent employees since June 30, 2011. This was directly related to the Berkshire acquisition in the third quarter of 2011 as well as the need for additional employees to support our organic growth. In addition, stock-based compensation expense was $1.3 million for the six months ended June 30, 2012 and $0.3 million for the six months ended June 30, 2011 due to increased issuances of stock-based awards. For additional information about stock-based compensation refer to “NOTE 8 — STOCK BASED COMPENSATION” in this Form 10-Q.

Occupancy expense increased $1.2 million, from $2.0 million for the six months ended June 30, 2011, to $3.2 million for the six months ended June 30, 2012. The increase was related to building the infrastructure to support the growth of the Bank and the Berkshire acquisition in the third quarter of 2011.

Technology, communications, and bank operations expense was $1.3 million for the six months ended June 30, 2012, an increase of $0.5 million, or 62.0% over the $0.8 million in the same period of 2011. This increase was primarily due to an increase in technology requirements to account for loans acquired with deteriorated credit and general increases as a result of the Berkshire acquisition in the third quarter of 2011.

Professional services expense decreased to $1.7 million for the six months ended June 30, 2012 when compared to $2.7 million for the same period of 2011. This decrease was primarily attributable to increased legal and consulting expenses incurred in 2011 related to regulatory filings and the Berkshire acquisition.

As a result of the postponement in May 2012 of our public offering of voting common stock, we recorded related expenses of $1.3 million.

Other expenses increased by $1.5 million to $2.7 million for the six months ended June 30, 2012 from $1.2 million during the same period in 2011. In general, there was an overall increase in most categories within other expense as a result of the Berkshire acquisition in the third quarter of 2011. In addition, for the six months ended June 30, 2012, there was an increase in charitable contributions of $0.3 million.

INCOME TAXES

The income tax expense (benefit) was $5.2 million and ($0.6) million for the six months ended June 30, 2012 and 2011. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $17 million.

The effective tax rate for the six months ended June 30, 2012 and 2011 was approximately 35 percent and 29 percent, respectively. The effective tax rate for the six months ended June 30, 2012 was higher than the same period in 2011 due to non-taxable income having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

GENERAL

We had total assets of $2.3 billion at June 30, 2012, a $205.5 million, or 9.9%, increase from total assets of $2.1 billion at December 31, 2011. Total liabilities were $2.1 billion at June 30, 2012, an increase of $194.5 million, or 10.1%, from total liabilities of $1.9 billion at December 31, 2011. The major changes within our financial position occurred as the result of the transfer of all held-to-maturity securities to the available-for-sale category during the second quarter of 2012, leading to the subsequent sale of $257.6 million of available-for-sale securities to fund loan growth, net loan growth of $421.2 million, net deposit growth of $346.8 million, and the repayment of $153.0 million of short-term borrowed funds.

The following table sets forth certain key condensed balance sheet data:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Cash and cash equivalents	$122,052	$73,570
Loans held for sale	283,535	174,999
Investment securities, available for sale	134,757	79,137
Investment securities, held-to-maturity	0	319,547
Loans receivable not covered under FDIC Loss Sharing Agreements	1,537,577	1,216,265
Total loans receivable covered under FDIC Loss Sharing Agreements	113,293	126,276
Total loans receivable, net of the allowance for loan and lease losses	1,634,752	1,327,509
Total assets	2,283,032	2,077,532
Total deposits	1,929,863	1,583,189
Federal funds purchased	5,000	5,000
Total other borrowings	178,000	331,000
Subordinated debt	2,000	2,000
Total liabilities	2,124,316	1,929,784
Total shareholders’ equity	158,716	147,748

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $48.5 million, or 65.9%, to $122.1 million at June 30, 2012 when compared to $73.6 million at December 31, 2011. Cash and cash equivalents consisted mainly of interest bearing balances at the Federal Reserve Bank and vault cash and cash items in the process of collection. Short-term funds on deposit with the Federal Reserve Bank increased $54.1 million from December 31, 2011 to June 30, 2012.

INVESTMENT SECURITIES

On May 9, 2012, we reclassified our $269 million held-to-maturity investment portfolio to available for sale. Due to the strong outlook for loan growth, falling interest rates and our recent decision to postpone our initial public offering of stock, we decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth. Subsequently, we sold $257.6 million of available-for-sale securities and realized a pre-tax gain of $8.8 million. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

LOANS

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery and Delaware Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County, New York; and to a lesser extent in the surrounding markets. The loan portfolio is primarily comprised of commercial real estate, construction, and commercial and industrial loans. In addition, we have a mortgage warehouse product line that provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market either through a repurchase facility or the purchase of the underlying mortgages. Loans that are purchased are classified as held for sale. At June 30, 2012 and December 31, 2011, mortgage warehouse loans held for sale were $283.5 million and $175.0 million, respectively.

Loans not covered under FDIC loss sharing arrangements totaled $1.5 billion at June 30, 2012, an increase of $321.3 million, or 26.4%, from $1.2 billion at December 31, 2011.

The composition of net loans receivable at June 30, 2012 and December 31, 2011 was as follows (in thousands):

	2012	2011
Construction	$30,859	$37,926
Commercial real estate	45,893	48,789
Commercial and industrial	12,324	13,084
Residential real estate	20,205	22,465
Manufactured housing	4,012	4,012

Total loans receivable covered under FDIC Loss Sharing Agreements (1)	113,293	126,276

Construction	12,986	15,271
Commercial real estate	458,377	352,077
Commercial and industrial	72,140	69,736
Mortgage warehouse	801,994	619,318
Manufactured housing	98,146	104,565
Residential real estate	91,539	53,476
Consumer	2,402	2,211

Total loans receivable not covered under FDIC Loss Sharing Agreements	1,537,584	1,216,654

Total loans receivable	1,650,877	1,342,930

Deferred (fees) costs, net	(7)	(389)
Allowance for loan and lease losses	(16,118)	(15,032)

Loans receivable, net	$1,634,752	$1,327,509

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout this Management’s Discussion and Analysis.

The commercial and construction credit loan relationships are monitored on a periodic basis to evaluate the cash flows available for the repayment of loans. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio. The lending and credit administration groups are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect (i) the borrower’s ability to repay the loan, or (ii) the underlying value of the pledged collateral. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending division monitors these mortgage bankers and the underlying residential borrowers by obtaining financial and other relevant information to reduce these risks during the lending period. Covered loans are monitored and evaluated in the same manner to address the provision of the loss sharing arrangements with the FDIC.

Customers Bancorp historically had a high concentration of its total loan portfolio secured by commercial real estate although this concentration has been declining due to growth in other lending categories in recent years. Additionally, the underwriting policies for commercial real estate lending and construction lending were tightened in September of 2009. It is in the legacy and acquired construction and commercial real estate secured portion of the loan portfolio in which we are experiencing the most difficulty with delinquent and non-accrual loans. Although we believe that we have identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around may result in increased allocations of the Allowance for Loan and Lease Losses (ALLL) in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, at June 30, 2012, Customers Bancorp has no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk.

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

The provision for loan and lease losses was $4.5 million and $5.7 million for the six months ended June 30, 2012 and 2011, respectively. The allowance for loan and lease losses was $16.1 million or 1.05% of total non-covered loans at June 30, 2012 and $15.0 million, or 1.24% of total non-covered loans, at December 31, 2011.

The chart below depicts changes in Customers Bancorp’s allowance for loan and lease losses for the periods indicated.

Analysis of the Allowance for Loan and Lease Losses

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance at the beginning of the period	$15,400	$17,298	$15,032	$15,129
Loan charge-offs
Construction	979	914	2,191	1,069
Commercial real estate	938	3,731	1,143	4,208
Commercial and industrial	0	1,461	34	1,461
Residential real estate	179	105	200	105
Consumer and other	10	0	10	4

Total Charge-offs	2,106	6,211	3,578	6,847

Loan recoveries
Construction	0	0	0	2
Commercial real estate	14	2	50	5
Commercial and industrial	66	6	66	6
Residential real estate	1	0	5	0
Consumer and other	5	1	5	1

Total Recoveries	86	9	126	14

Total net charge-offs	2,020	6,202	3,452	6,833
Provision for loan and lease losses	2,738	2,850	4,538	5,650

Balance at the end of the period	$16,118	$13,946	$16,118	$13,946

Net-charge-offs as a percentage of average non-covered loans	0.67%	4.70%	0.53%	2.52%

ASSET QUALITY

We had impaired loans totaling $45.0 million at June 30, 2012, compared to $57.8 million at December 31, 2011. Non-accrual non-covered loans totaled $32.7 million at June 30, 2012, down from $38.9 million at December 31, 2011. We had net charge-offs of $3.5 million in 2012, compared with $6.8 million in 2011. We had recoveries of $126,000 in 2012, compared with $14,000 in 2011. There was $4.3 million and $7.3 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at June 30, 2012 and December 31, 2011, respectively.

To better understand our asset quality and related reserve adequacy, we break our loan portfolio into two categories; loans that were originated and loans that were acquired. Management believes that this additional information will allow investors to better understand the risk in our portfolio and the various types of credit reserves that are available to support loan and lease losses in the future. Originated loans are supported with allowance for loan and lease loss reserves. Acquired loans are supported with ALLL, non-accretable difference fair value marks, and cash reserves as described below.

Originated Loans

Loans that the Bank has originated totaled $1.64 billion at June 30, 2012 or about 84.6% of total loans. Of these, $120.8 million represents loans that were originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative. At June 30, 2012, the loans originated prior to September 2009 include $21.2 million of non-performing assets (“NPAs”) or 95.7% of total NPAs for originated loans. Loans originated after September 2009, which total approximately $1.52 billion, include only $947,000 of NPAs.

The high level of non-performing loans (“NPLs”) in the Legacy Loan portfolio (16.7% NPL / Loans) are supported with $4.3 million of reserves or about 3.59% of total Legacy Loans. The newly originated portfolio is comprised of $802 million of warehouse loans and $283.5 million of mortgages held for sale. Held-for-sale loans are carried on our balance sheet at fair value so no ALLL is needed. Losses in warehouse lending have historically been very low, and therefore the ratio of the ALLL to warehouse loans is 0.10%. Commercial loans and multifamily loans totaled $373.3 million and are supported with $3.1 million of ALLL. Consumer and mortgage loans totaled $56.4 million and are supported by $397,000 of ALLL.

Loan Type	Total		30-90	Non Accrual	Restructured (2)	OREO	NPA (1)	NPL(1)	NPA(1) / (Loans
(Dollars in 000’s)	Loans	Current	(a)	(b)		(c)	(b)+(c)	/ Loans	+ OREO)
Originated Loans

Legacy	$120,768	$96,208	$3,740	$20,208	$612	$944	$21,152	16.7%	17.4%

Warehouse — Repo	801,994	801,994	—	—	—	—	—	0.0%	0.0%

Warehouse — HFS	283,535	283,535	—	—	—	—	—	0.0%	0.0%

Multifamily	107,020	107,020	—	—	—	—	—	0.0%	0.0%

Manufactured Originated	2,018	2,018	—	—	—	—	—	0.0%	0.0%
Originated Loans Post 9/2009
Commercial Originated	266,262	264,548	767	947	—		947	0.4%	0.4%
Consumer/ Mortgage Originated	56,413	56,269	144	—	—	—	—	0.0%	0.0%

Total Originated Loans	1,638,010	1,611,592	4,651	21,155	612	944	22,099	1.3%	1.3%

Acquired Loans
Berkshire	87,282	75,759	1,435	10,088	—	3,028	13,116	11.6%	14.5%
Total FDIC — Covered	119,639	68,717	2,067	48,855	—	8,612	57,467	40.8%	44.8%
Total FDIC — Non Covered	22	22	—	—	—	—	—	0.0%	0.0%
Manufactured Housing 2010	89,639	85,916	2,577	—	1,146	—	—	0.0%	0.0%
Manufactured Housing 2011	14,153	4,755	3,542	5,722	134	348	6,070	40.4%	41.9%

Total Acquired Loans	310,735	235,169	9,621	64,665	1,280	11,988	76,653	20.8%	23.8%

Unallocated

Total Portfolio	1,948,745	1,846,761	14,272	85,820	1,892	12,932	98,752	4.4%	5.0%

Accounting Fair Value / Credit Marks / Costs Fees	(14,340)	(3,851)	(1,505)	(8,984)	—

Quarter End Actual	$1,934,405	$1,842,910	$12,767	$76,836	$1,892

(1)	Amount is gross of credit mark.
(2)	These represent restructured loans performing under their modified terms.

Acquired Loans

At June 30, 2012, we carried $311 million of acquired loans which was 16.1% of total loans. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions. At June 30, 2012, (i) 28.1% of acquired loans were from the Berkshire Bancorp acquisition, (ii) 38.5% of acquired loans were from FDIC assisted acquisitions, which have loss share protection of 80% of credit losses being covered by the FDIC, and (iii) 33.4% of acquired loans represented manufactured housing loans which were purchased from Tammac Holding Corporation, a consumer finance company. Of the loans purchased from Tammac, 86.4% were supported by a $5.1 million cash reserve which is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are covered with this reserve. We estimate that this cash reserve will be adequate to cover future losses and delinquent interest over the life of the portfolio.

Most of the acquired loans were purchased at a discount. The price paid factored into management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook. Total NPAs in the acquired portfolio were $76.7 million, or 77.6% of total NPAs. Of this total, 74.9% have FDIC loss share protection (80% FDIC coverage of losses). At June 30, 2012, the FDIC-covered loans had $6.8 million of ALLL and $6.4 million of non-accretable difference fair value marks to support future credit losses. 13.3% of total NPAs were from loans related to the Berkshire acquisition, while 6.1% were from loans acquired from Tammac.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009. Management acquired these loans with the expectation that losses would be elevated, and therefore incorporated that expectation into the price paid. Management also created a Special Assets group whose sole purpose is to workout these acquired non-performing assets.

The following table summarizes our acquired and originated loan at June 30, 2012.

Loan Type			Non-Accretable	Cash		Total Credit	Reserves	Reserves
(Dollars in 000’s)	Total Loan	ALLL	Difference	Reserve	Other	Reserves	/ Loans	/ NPL
Originated Loans

Legacy	$120,768	$4,336	$—	$—	$—	$4,336	3.6%	21.5%
Warehouse—Repo	801,994	802	—	—	—	802	0.1%	0.0%
Warehouse—HFS	283,535	—	—	—	—	—	0.0%	0.0%
Multifamily	107,020	535	—	—	—	535	0.5%	0.0%
Manufactured Originated	2,018	41	—	—	—	41	2.0%	0.0%
Originated Loans Post 9/2009
Commercial Originated	266,262	2,527	—	—	—	2,527	0.9%	266.8%
Consumer/ Mortgage Originated	56,413	397	—	—	—	397	0.7%	0.0%

Total Originated Loans	1,638,010	8,638	—	—	—	8,638	0.5%	40.8%

Acquired Loans
Berkshire	87,282	649	2,124	—	—	2,773	3.2%	27.5%
Total FDIC—Covered	119,639	6,831	6,429	—	—	13,260	11.1%	27.1%
Total FDIC — Non Covered	22	—	—	—	—	—	0.0%	0.0%
Manufactured Housing 2010	89,639	—	—	5,045	—	5,045	5.6%	0.0%
Manufactured Housing 2011	14,153	—	5,787	—	—	5,787	40.9%	101.1%

Total Acquired Loans	310,735	7,480	14,340	5,045	—	26,865	8.6%	41.5%

Total Portfolio	$1,948,745	$16,118	$14,340	$5,045	$—	$35,503	1.8%	41.4%

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Non-accrual loans (1)	$28,854	$38,867
Loans 90+ days delinquent and still accruing	0	0
Restructured loans (2)	3,885	6,269

Non-performing non-covered loans	32,739	45,136
Other real estate owned	4,319	7,316

Non-performing non-covered assets	$37,058	$52,452

(1)	Net of credit marks.
(2)	Excludes restructured loans performing in accordance with their modified terms of $3,991.

Non-accruals loans decreased $10 million through June 30, 2012 when compared to December 31, 2011.

	June 30, 2012	December 31, 2011
Non-accrual non-covered loans to total non-covered loans	1.88%	3.20%
Non-performing, non-covered loans to total non-covered loans	2.13%	3.71%
Non-performing, non-covered assets to total non-covered assets	2.40%	2.70%
Non-accrual loans and 90+ days delinquent to total non-covered assets	1.87%	2.00%
Allowance for loan and lease losses to:
Total non-covered loans	1.05%	1.24%
Non-performing, non-covered loans	49.23%	33.30%
Non-performing, non-covered assets	43.49%	28.66%

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

Nonperforming loans and assets covered under FDIC loss sharing agreements

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Non-accrual covered loans (1)	$44,097	$45,213
Covered other real estate owned	8,612	6,166

Non-performing, covered assets	$52,709	$51,379

(1)	Net of credit marks.

Covered non-accrual loans decreased $1.1 million during the six months ended June 30, 2012.

GOODWILL

Goodwill increased $0.6 million to $2.2 million at June 30, 2012 compared to $1.6 million at December 31, 2011. This change represented a reclassification from deferred tax assets and resulted from the inability of Customers Bancorp to fully utilize the net operating losses acquired from Berkshire Bancorp prior to the expiration of the carry forward period.

DEPOSITS

We offer a variety of deposit accounts, including checking, savings, money market and time deposits. Deposits are obtained primarily from within our service area. Total deposits grew to $1.9 billion at June 30, 2012 from $1.6 billion at December 31, 2011, an increase of $346.7 million. The increase primarily can be attributed to marketing and pricing strategies that we instituted in 2012. In addition, at June 30, 2012, we had acquired $63.5 million in brokered money market accounts as an additional source of low-cost funding (1 month LIBOR + 10 basis points) to support the growth in our loan portfolio.

The components of deposits were as follows (in thousands):

	June 30, 2012	December 31, 2011
Demand, non-interest bearing	$155,009	$114,044
Demand, interest bearing	877,832	739,463
Savings	19,490	16,922
Time, $100,000 and over	525,361	408,853
Time, other	352,171	303,907

Total deposits	$1,929,863	$1,583,189

CAPITAL ADEQUACY

Shareholders’ equity increased to $158.7 million at June 30, 2012 from $147.7 million at December 31, 2011, an $11.0 million increase. This primarily was the result of net income for the six months ended June 30, 2012 of $9.6 million plus stock-based compensation expense of $1.3 million.

Customers Bancorp and the Bank are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At June 30, 2012, Customers Bancorp and the Bank met all capital adequacy requirements to which they were subject.

The capital ratios for the Bank and Customers Bancorp at June 30, 2012 and December 31, 2011 were as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of June 30, 2012:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$171,153	10.17%	≥	$134,597	≥	8.0%	≥	N/A		N/A
Customers Bank	$170,807	10.16%	≥	$134,524	≥	8.0%	≥	$168,155	≥	10.0%
Tier 1 capital (to risk weighted assets)

Customers Bancorp, Inc.	$154,182	9.16%	≥	$67,299	≥	4.0%	≥	N/A		N/A
Customers Bank	$153,836	9.15%	≥	$67,262	≥	4.0%	≥	$100,893	≥	6.0%
Tier 1 capital (to average assets)

Customers Bancorp, Inc.	$154,182	7.45%	≥	$82,733	≥	4.0%	≥	N/A		N/A
Customers Bank	$153,836	7.43%	≥	$82,788	≥	4.0%	≥	$103,485	≥	5.0%

As of December 31, 2011:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$162,228	11.43%	≥	$113,504	≥	8.0%	≥	N/A		N/A
Customers Bank	$157,228	11.08%	≥	$113,504	≥	8.0%	≥	$141,880	≥	10.0%
Tier 1 capital (to risk weighted assets)

Customers Bancorp, Inc.	$146,395	10.32%	≥	$56,752	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	9.97%	≥	$56,752	≥	4.0%	≥	$85,128	≥	6.0%
Tier 1 capital (to average assets)

Customers Bancorp, Inc.	$146,395	7.59%	≥	$77,166	≥	4.0%	≥	N/A		N/A
Customers Bank	$141,395	7.33%	≥	$77,166	≥	4.0%	≥	$96,457	≥	5.0%

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

Our investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuances, deposits, principal and interest payments on loans, and other funds from operations. We also maintain borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. At June 30, 2012, our borrowing capacity with the Federal Home Loan Bank was $431.7 million of which $178.0 million was currently utilized in short-term borrowings. Furthermore, at June 30, 2012, our available borrowing capacity with the Federal Reserve Bank of Philadelphia was $67.5 million.

Net cash flows of $104.8 million were used in operating activities for the six months ended June 30, 2012 as a result of the origination of loans held for sale in excess of the proceeds from the sales of loans. Investing activities used net cash flows of $40.5 million for the six months ended June 30, 2012, as net proceeds of $272.9 million from securities transactions were less than the net increase in loans of $312.6 million. The $346.8 million net increase in deposits provided cash flows to repay $153.0 million in short-term borrowings, to support operating and investing activities, and increase cash and cash equivalents by $48.5 million.

On May 9, 2012, Customers Bancorp reclassified its $269 million held-to-maturity investment portfolio to available for sale. Due to the strong outlook for loan growth, falling interest rates and our recent decision to postpone our initial public offering of stock, we decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth. Subsequently, we sold $257.6 million of available-for-sale securities and realized a pre-tax gain of $8.8 million. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

In addition, in July 2012, as part of an ongoing private offering of securities to accredited investors which is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, the Bancorp sold 75,769 shares of common stock at a price of $13.99 per share to three existing shareholders which resulted in proceeds of $1.1 million.

Overall, based on Customers Bancorp’s core deposit base and available sources of borrowed funds, management believes that Customers Bancorp has adequate resources to meet its short-term and long-term cash requirements within the foreseeable future.

OTHER INFORMATION

Regulatory Matters and Pending Legislation

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt, issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS rating and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the June 30, 2012 fund balance and was reflected in the invoices for assessments due June 30, 2012. This shift in assessment basis should benefit community banks by placing more of the burden on the large, multi-national banks, which, until now, were only assessed on their domestic deposit base.

New Proposed Capital Rules

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The Basel III Proposal is generally consistent with the final Basel III capital rules, as described in our Annual Report on Form 10-K under “Item 1.Business – Supervision and Regulation.” The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Bancorp and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

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

At June 30, 2012, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2011 Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2012.

During the quarter ended June 30, 2012, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2011 Form 10-K. The risks described in the 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K referred to above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Bancorp granted to certain officers, directors and employees options to purchase an aggregate of 31,668 shares of the Bancorp’s common stock under the 2010 Stock Option Plan and restricted stock units to acquire 517,186 shares of its common stock under the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan and the Bonus Recognition and Retention Program. The Bancorp received no consideration for these awards. The Bancorp believes that these awards were not subject to the registration requirements of Section 5 of the Securities Act, as amended (the “Securities Act”), as the issuance without payment of any consideration therefore does not constitute a “sale” under Section 2(3) of the Securities Act. The Bancorp also believes these issuances would be exempt under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering with no advertising or general solicitation being employed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of June 20, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on June 21, 2012

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly caused this authorized.

Customers Bancorp, Inc.

August 14, 2012	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

August 14, 2012	By:	/s/ Thomas R. Brugger
	Name:	Thomas R. Brugger
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.