Form 10-Q
period 2012-09-30
Customers Bancorp, Inc.
filed 2012-11-14
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

On November 14, 2012, 13,767,605 shares of Voting Common Stock were outstanding, and 4,691,897 shares of Class B Non-Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Customers Bancorp, Inc.

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	60

PART II

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

SIGNATURES		63

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - UNAUDITED

	September 30, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$9,112	$7,765
Interest earning deposits	148,398	65,805

Cash and cash equivalents	157,510	73,570
Investment securities available for sale, at fair value	130,705	79,137
Investment securities held to maturity (fair value 2011 $330,809)	0	319,547
Loans held for sale (including $1,063,666 of mortgage warehouse loans at fair value in 2012)	1,187,885	174,999
Loans receivable not covered under Loss Sharing Agreements with the FDIC	976,134	1,215,117
Loans receivable covered under Loss Sharing Agreements with the FDIC	110,965	126,276
Less: Allowance for loan losses	(24,974)	(15,032)

Total loans receivable, net	1,062,125	1,326,361
FDIC loss sharing receivable	12,306	13,077
Bank premises and equipment, net	9,708	8,448
Bank-owned life insurance	40,303	29,268
Other real estate owned (2012 $7,107; 2011 $6,166 covered under Loss Sharing Agreements with the FDIC)	10,699	11,814
Goodwill and other intangibles	3,697	3,705
Restricted stock	22,581	21,818
Accrued interest receivable and other assets	16,572	15,788

Total assets	$2,654,091	$2,077,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$213,229	$114,044
Interest bearing	2,134,955	1,469,145

Total deposits	2,348,184	1,583,189
Federal funds purchased	0	5,000
Other borrowings	36,000	331,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	6,405	8,595

Total liabilities	2,392,589	1,929,784

Shareholders’ equity:
Preferred stock, par value $1,000 per share; 100,000,000 shares authorized; none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 18,507,121 shares issued and 18,459,502 outstanding at September 30, 2012 and 11,395,302 shares issued and 11,347,683 outstanding at December 31, 2011	18,507	11,395
Additional paid in capital	211,868	122,602
Retained earnings	30,748	14,496
Accumulated other comprehensive gain (loss)	879	(245)
Less: cost of treasury stock; 47,619 shares at September 30, 2012 and December 31, 2011	(500)	(500)

Total shareholders’ equity	261,502	147,748

Total liabilities and shareholders’ equity	$2,654,091	$2,077,532

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans receivable, taxable, including fees	$26,990	$11,280	$59,963	$30,958
Loans receivable, non-taxable, including fees	55	17	110	62
Investment securities, taxable	805	3,973	5,936	10,341
Investment securities, non-taxable	21	22	64	65
Other	91	67	225	380

Total interest income	27,962	15,359	66,298	41,806

Interest expense:
Deposits	5,191	5,564	15,687	16,660
Federal funds purchased	5	0	8	0
Securities sold under repurchase agreements	0	21	0	28
Borrowed funds	194	95	434	304
Subordinated debt	17	16	52	49

Total interest expense	5,407	5,696	16,181	17,041

Net interest income	22,555	9,663	50,117	24,765
Provision for loan losses	10,116	900	14,654	6,550

Net interest income after provision for loan losses	12,439	8,763	35,463	18,215

Non-interest income:
Deposit fees	124	114	357	313
Mortgage warehouse transactional fees	3,346	1,366	8,829	3,754
Bank owned life insurance	359	264	948	1,128
Gain on sale of investment securities	0	1,413	9,006	1,413
Accretion of FDIC loss sharing receivable	1,296	0	1,951	1,709
Gain (loss) on sale of loans	(71)	0	268	377
Other	4,712	85	5,436	388

Total non-interest income	9,766	3,242	26,795	9,082

Non-interest expense:
Salaries and employee benefits	5,978	3,752	17,073	11,840
Occupancy	1,709	1,022	4,937	3,012
Technology, communication and bank operations	699	485	2,037	1,312
Advertising and promotion	270	206	846	639
Professional services	819	1,234	2,474	3,963
FDIC assessments, taxes, and regulatory fees	669	373	2,205	1,626
Other real estate owned	(287)	102	587	390
Loan workout	617	370	1,519	1,014
Merger related expenses	0	530	28	530
Stock offering expenses	97	0	1,437	0
Other	1,424	656	4,112	1,861

Total non-interest expense	11,995	8,730	37,255	26,187

Income before tax expense	10,210	3,275	25,003	1,110
Income tax expense	3,574	930	8,751	299

Net income	6,636	2,345	16,252	811
Dividends on preferred stock	0	5	0	5

Net income available to common shareholders	$6,636	$2,340	$16,252	$806

Basic income per share	$0.53	$0.24	$1.39	$.08

Diluted income per share	$0.51	$0.23	$1.35	$.08

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$6,636	$2,345	$16,252	$811

Other comprehensive income (loss):
Unrealized holding gains on securities arising during the period	1,597	646	2,226	6,573
Income tax effect	(559)	(220)	(779)	(2,235)
Unrealized holding gain on securities transferred from the held-to-maturity category into the available-for-sale category	0	0	8,509	0
Income tax effect	0	0	(2,978)	0
Reclassification adjustment for gains included in net income	0	(1,413)	(9,006)	(1,413)
Income tax effect	0	477	3,152	480

Other comprehensive income (loss), net of tax	1,038	(510)	1,124	3,405

Comprehensive income	$7,674	$1,835	$17,376	$4,216

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED

For the Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	Shares of Preferred Stock Outstanding	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2010	0	8,398,015	$0	$8,398	$88,132	$10,506	$(1,896)	$0	$105,140
Comprehensive income						811	3,405		4,216
Stock-based compensation expense					515				515
Common stock issued, net of costs		2,373,599		2,374	26,152				28,526
Shares issued in the acquisition of Berkshire Bancorp, Inc	3,037	623,990	3,037	623	7,614				11,274
Dividends – preferred stock						(5)			(5)

Balance, September 30, 2011	3,037	11,395,604	$3,037	$11,395	$122,413	$11,312	$1,509	$0	$149,666

	Shares of Preferred Stock Outstanding	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2011	0	11,347,683	$0	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Comprehensive income						16,252	1,124		17,376
Stock-based compensation expense					1,616				1,616
Common stock issued, net of costs		7,111,819		7,112	87,650				94,762

Balance, September 30, 2012	0	18,459,502	$0	$18,507	$211,868	$30,748	$879	$(500)	$261,502

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

Nine Months Ended September 30,	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income available to common shareholders	$16,252	$806
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	14,654	6,550
Provision for depreciation and amortization	1,447	967
Stock-based compensation	1,616	515
Deferred taxes	(1,112)	0
Net amortization (accretion) of investment securities premiums and discounts	2,897	(282)
Gain on sale of investment securities	(9,006)	(1,413)
Gain on sale of loans	(268)	(377)
Origination of loans held for sale	(7,305,339)	(1,685,972)
Proceeds from the sale of loans held for sale	6,292,453	1,680,915
Increase in FDIC loss sharing receivable	(4,537)	(1,709)
(Accretion) amortization of fair value discounts	(277)	330
Net loss (gain) on sales of other real estate owned	985	(235)
Impairment charges on other real estate owned	468	1,156
Change in investment in bank-owned life insurance	(1,035)	(1,128)
Increase in accrued interest receivable and other assets	(1,081)	(22,459)
Decrease in accrued interest payable and other liabilities	(2,190)	(2,456)

Net Cash Used in Operating Activities	(994,073)	(24,792)

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	26,488	16,847
Proceeds from sales of investment securities available for sale	306,610	112,757
Purchases of investment securities available for sale	(108,249)	(72,960)
Purchases of investment securities held to maturity	0	(396,835)
Proceeds from maturities and principal repayments of investment securities held to maturity	50,968	35,647
Net decrease (increase) in loans	302,275	(220,626)
Purchase of loan portfolio	(63,246)	(13,000)
Proceeds from sales of SBA loans	3,689	5,172
Net cash proceeds from bank acquisition	0	19,207
Proceeds from bank-owned life insurance	0	273
Purchases of bank-owned life insurance	(10,000)	0
Purchases of restricted stock	(763)	(10,364)
Reimbursements from the FDIC on loss sharing agreements	5,308	6,551
Purchases of bank premises and equipment	(2,343)	(1,725)
Proceeds from sales of other real estate owned	7,383	5,377

Net Cash Provided by (Used in) Investing Activities	518,120	(513,679)

Cash Flows from Financing Activities
Net increase in deposits	765,131	214,269
Net (decrease) increase in short-term borrowed funds	(300,000)	110,000
Payment of preferred dividend	0	(218)
Proceeds from issuance of common stock, net	94,762	28,526

Net Cash Provided by Financing Activities	559,893	352,577

Net Increase (Decrease) in Cash and Cash Equivalents	83,940	(185,894)
Cash and Cash Equivalents — Beginning	73,570	238,724

Cash and Cash Equivalents — Ending	$157,510	$52,830

Supplementary Cash Flows Information

Interest paid	$16,257	$17,212
Income taxes paid	12,625	2,816

Non-cash items:

Transfer of loans to other real estate owned	$8,293	$7,793
Transfer of held to maturity investments to available for sale	268,671	0
Berkshire Bancorp, Inc. Acquisition:
Assets acquired	$0	$134,110
Liabilities assumed	0	122,836

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

Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The accounting policies of Customers Bancorp, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as disclosed on pages 80 through 90 of Customers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the latest Form 10-K. In addition, the Bancorp has made accounting changes in the third quarter of 2012 that are detailed in the following section entitled “ACCOUNTING CHANGES.”

The Bancorp evaluated its September 30, 2012 consolidated financial statements for subsequent events through the date the financial statements were issued. The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

ACCOUNTING CHANGES

The Fair Value Option

During the third quarter of 2012, we elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short term nature of the transaction and its inherent credit risk. This adoption is in accordance with the parameters established by Accounting Standards Codification (“ASC”) 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, new warehouse lending transactions were classified as “Loans held for sale” on the balance sheet. The interest income from the warehouse lending transactions was classified in “Interest Income – Loans receivable, taxable, including fees” on the income statement for the third quarter of 2012. As Loans Receivable, the warehouse lending transactions were accounted for on an amortized cost basis less an allowance for loan loss. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since under ASC 825, the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – (continued)

Change in Accounting Estimates

Estimates of cash flows from purchased credit-impaired (“PCI”) loans were revised during the third quarter of 2012 due to conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, interest income is based on an acquired loan’s expected cash flows. Acquired loans are generally assessed to be within the scope of ASC 310-30 if: (1) the asset shows evidence of having deteriorated in credit quality since it was originated, and (2) it is probable that the acquirer will be unable to collect all contractually required payments receivable. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software is a more precise quantification of future cash flows than the analysis that was previously calculated manually. Conversion to the new system was completed in September 2012, and as a result, estimates of cash flows from PCI loans were revised. When converting to the new software system, we were required to calculate the estimated cash flows from the various acquisition dates of the PCI loans through the date the software was implemented as it was impracticable to perform these calculations on a monthly or quarterly basis. These changes in estimates are accounted for prospectively as a change in accounting estimate. In the third quarter of 2012, approximately $4.4 million was recognized in other non-interest income related to this change.

Also during the third quarter of 2012, we performed an initial re-estimation of the cash flows for the PCI loans. The re-estimation process updates the existing loan data for current loan assumptions. As a result of the initial re-estimation an increase of $4.5 million was recorded to interest income. As required by ASC 310-30, the recorded loan balance included accrued interest receivable. Due to the higher loan balance, we evaluated the adequacy of the allowance for loan losses and determined that an additional provision for loan losses of $7.5 million was appropriate. In the future, we will re-estimate the cash flows on the PCI loans on a quarterly basis, and adjustments, if any, are not expected to have a material impact on future earnings.

As a result of the changes in estimates, net income increased by $911,000, net of tax, and basic and diluted earnings increased by $0.08 per share.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 — REORGANIZATION AND ACQUISITION ACTIVITY – (continued)

Acacia Federal Savings Bank Acquisition

On June 21, 2012, the Bancorp announced the entry into a definitive agreement to acquire Acacia Federal Savings Bank (Acacia) located in Falls Church, Virginia from two subsidiaries of Ameritas Mutual Holding Company (Ameritas). Acacia serves the metro Washington, D.C. market. Pursuant to the terms of the agreement, the Bancorp will acquire 100% of the stock of Acacia from Ameritas Mutual Holding Company for a total purchase price of $65.0 million to be paid in Voting Common Stock (resulting in a 9.9% voting ownership interest in the Bancorp), Class B Non-Voting Common Stock (resulting in up to 19.9% total common ownership interest (voting and non-voting, taking into account outstanding securities convertible into common stock) in the Bancorp), and Perpetual Non-Cumulative Preferred Stock, Series C (with an aggregate liquidation value of $65.0 million minus the value of the Common Stock and Class B Non-Voting Common Stock to be issued in the acquisition). The Bancorp expects to issue its Voting Common Stock and Class B Non-Voting Common Stock at 115% of GAAP book value at the time of closing.

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

The consummation of the Acacia Transaction is contingent upon a number of conditions including, but not limited to, receipt of various regulatory approvals.

CMS Bancorp Acquisition

On August 10, 2012, Customers Bancorp Inc. announced the entry into a definitive agreement to acquire via merger CMS Bancorp (CMS Bancorp) located in White Plains, New York and ultimately CMS Bank. CMS Bank, with five branches, serves Westchester County, New York, and the surrounding areas.

The total transaction value is approximately $20.8 million, and the agreement provides for CMS Bancorp stockholders to receive shares of Customers Bancorp voting common stock based upon an exchange ratio to be determined as the quotient of (i) the CMS Valuation, divided by (ii) the Customers Valuation, with fractional shares to be cashed out. The “CMS Valuation” will be calculated as 95% of CMS Bancorp’s common stockholders’ equity as of the month end prior to the closing, while the “Customers Valuation” will be calculated as 125% of Customer Bancorp’s modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 book value plus additions to retained earnings through the month-end prior to closing. Shares issued by Customers Bancorp in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity. By way of example, based on the March 31, 2012 book value per share of CMS Bancorp and the June 30, 2012 modified stockholders’ equity of Customers Bancorp, $11.75 and $13.99, respectively, the exchange ratio would be 0.6383. The foregoing calculation is provided as an example only, and does not purport to be the actual exchange ratio. The actual exchange ratio will likely be different at closing.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance was effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Adoption of this guidance has not had a material impact on Customers Bancorp’s financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

In December, 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU were effective for public entities for annual and interim periods beginning on or after June 15, 2012. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

In July 2012, the FASB issued guidance amending the way companies test for indefinite-lived intangible asset impairment, allowing the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. Customers Bancorp will adopt the guidance in connection with its annual indefinite-lived intangible assets impairment test in the fourth quarter of fiscal 2012. Customers Bancorp does not expect the adoption will have a significant impact on its consolidated financial statements.

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

The following are the components of the Bancorp’s earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands, except per share data)
	2012	2011	2012	2011
Net income allocated to common shareholders	$6,636	$2,340	$16,252	$806

Weighted-average number of common shares — basic	12,465,744	9,876,004	11,723,090	9,621,548
Share-based compensation plans	310,845	144,560	231,674	127,561
Warrants	134,926	73,258	112,265	64,360

Weighted-average number of common shares — diluted	12,911,515	10,093,822	12,067,029	9,813,469

Basic earnings per share	$0.53	$0.24	$1.39	$0.08

Diluted earnings per share	$0.51	$0.23	$1.35	$0.08

	Anti-dilutive Securities Excluded from the Computation of Earnings per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive securities:
Share-based compensation awards	6,592	34,130	6,592	34,130
Warrants	129,946	130,047	129,946	130,047

Total anti-dilutive securities	136,538	164,177	136,538	164,177

NOTE 5 — INVESTMENT SECURITIES

In May 2012, Customers Bancorp reclassified its $269.0 million held-to-maturity investment portfolio to available for sale. Due to its strong outlook for loan growth, falling interest rates, and its recent decision to postpone its initial public offering of stock, the Bancorp decided to proceed with this reclassification to provide liquidity. The reclassification increased total shareholders’ equity by $5.5 million associated with the recording of the net security gains on the portfolio, net of tax effects, to accumulated other comprehensive income. Subsequently, the Bancorp sold $257.6 million of available-for-sale securities and realized a pre-tax gain of $8.8 million. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT SECURITIES - (continued)

The amortized cost and approximate fair value of investment securities as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$101,736	$1,689	$(27)	$103,398
Asset-backed securities	553	10	0	563
Municipal securities	2,058	9	(1)	2,066
Corporate notes	25,000	0	(328)	24,672
Equities	6	0	0	6

	$129,353	$1,708	$(356)	$130,705

(1)	Includes private-label securities with an aggregate amortized cost of $659 and an aggregate fair value of $636.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury and government agencies	$1,002	$0	$(1)	$1,001
Mortgage-backed securities (1) (2)	55,818	581	(107)	56,292
Asset-backed securities	622	5	0	627
Municipal securities	2,071	0	(71)	2,000
Corporate notes	20,000	0	(783)	19,217

	$79,513	$586	$(962)	$79,137

Held to Maturity:
Mortgage-backed securities	$319,547	$11,262	$0	$330,809

(1)	Includes an interest only strip security of $2,894.
(2)	Includes private-label securities with an aggregate amortized cost of $765 and an aggregate fair value of $662.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT SECURITIES – (continued)

The following tables show proceeds from the sale of available for sale investment securities, gross gains and gross losses on those sales of securities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Proceeds from sale of available-for-sale investment securities	$0	$112,757
Gross gains	$0	$1,413
Gross losses	0	0

Net gains	$0	$1,413

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Proceeds from sale of available-for-sale investment securities	$306,610	$112,757
Gross gains	$9,006	$1,413
Gross losses	0	0

Net gains	$9,006	$1,413

These gains and losses were determined using the specific identification method and were included in non-interest income.

The following table shows debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	September 30, 2012
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,090	$1,090
Due after one year through five years	26,450	26,139
Due after five years through ten years	38	39
Due after ten years	33	33

	27,611	27,301
Mortgage-backed securities	101,736	103,398

Total debt securities	$129,347	$130,699

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT SECURITIES – (continued)

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Available for Sale:
Mortgage-backed securities	$6	$(1)	$440	$(26)	$446	$(27)
Municipal securities	0	0	1,005	(1)	1,005	(1)
Corporate notes	4,912	(88)	19,760	(240)	24,672	(328)

Total	$4,918	$(89)	$21,205	$(267)	$26,123	$(356)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale:
U.S. Treasury and government agencies	$1,001	$(1)	$0	$0	$1,001	$(1)
Mortgage-backed securities	166	(1)	412	(106)	578	(107)
Municipal securities	0	0	2,000	(71)	2,000	(71)
Corporate notes	19,218	(783)	0	0	19,218	(783)

Total	$20,385	$(785)	$2,412	$(177)	$22,797	$(962)

At September 30, 2012, there were three available-for-sale investment securities in the less-than-twelve-month category and ten available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2011, there were ten available-for-sale investment securities in the less-than-twelve-month category and six available-for-sale investment securities in the twelve-month-or-more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates due to changes in economic conditions and the liquidity of the market, and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market-price recovery.

During June 2012, Moody’s downgraded all five corporate bonds in the Bancorp’s portfolio. This downgrade was anticipated since Moody’s placed these bonds on negative watch in February 2012. The Bancorp analyzed these bonds in more detail at the time of downgrade. The Bancorp does not intend to sell these debt securities prior to recovery, and it is more likely than not that the Bancorp will not have to sell these debt securities prior to recovery. These bonds continue to pay their scheduled interest payments on time. No additional downgrades are anticipated at this time. The holdings are all in the financial services industry and all are well capitalized.

At September 30, 2012 and December 31, 2011, the Bancorp had pledged investment securities aggregating $105.4 million and $311.4 million, respectively, as collateral for borrowings.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of net loans receivable at September 30, 2012 and December 31, 2011 was as follows:

	2012	2011
	(Dollars in thousands)
Construction	$28,932	$37,926
Commercial real estate	45,724	48,789
Commercial and industrial	12,164	13,084
Residential real estate	20,278	22,465
Manufactured housing	3,867	4,012

Total loans receivable covered under FDIC Loss Sharing Agreements (1)	110,965	126,276

Construction	13,242	15,271
Commercial real estate	605,373	350,929
Commercial and industrial	76,641	69,736
Mortgage warehouse (2)	9,321	619,318
Manufactured housing	158,457	104,565
Residential real estate	107,855	53,476
Consumer	2,451	2,211

Total loans receivable not covered under FDIC Loss Sharing Agreements	973,340	1,215,506

Total loans receivable	1,084,305	1,341,782
Deferred (fees) costs, net	2,794	(389)
Allowance for loan losses	(24,974)	(15,032)

Loans receivable, net	$1,062,125	$1,326,361

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.
(2)	During the third quarter of 2012, we elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012. As a result of this election, new warehouse lending transactions were classified as “Loans held for sale” on the balance sheet. For additional information about our election of the fair value option refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – The Fair Value Option” in this Form 10-Q. Certain classes of warehouse lending loans were not eligible for fair value option accounting.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following tables summarize non-covered loans, by class, at September 30, 2012:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	Total Loans (4)
			(Dollars in thousands)
Commercial and industrial
Acquired with credit deterioration	$1	$0	$1	$129	$2,288	$2,418
Remaining loans (5)	85	0	85	655	73,483	74,223
Commercial real estate
Acquired with credit deterioration	1,269	0	1,269	5,279	43,265	49,813
Remaining loans (5)	772	0	772	18,294	536,494	555,560
Construction
Acquired with credit deterioration	0	0	0	0	2,001	2,001
Remaining loans (5)	0	0	0	2,423	8,818	11,241
Residential real estate
Acquired with credit deterioration	477	0	477	947	11,215	12,639
First mortgages (5)	519	0	519	549	69,149	70,217
Home equity (5)	50	0	50	915	24,034	24,999
Consumer
Acquired with credit deterioration	11	0	11	80	459	550
Remaining loans (5)	1	0	1	56	1,844	1,901
Mortgage warehouse
Acquired with credit deterioration	0	0	0	0	0	0
Remaining loans (5)	0	0	0	0	9,321	9,321
Manufactured housing (3)
Acquired with credit deterioration	834	0	834	2,814	3,933	7,581
Remaining loans (5)	6,392	1,473	7,865	652	142,359	150,876

Total	$10,411	$1,473	$11,884	$32,793	$928,663	$973,340

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.
(4)	Loans exclude deferred costs and fees.
(5)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following tables summarize non-covered loans, by class, at December 31, 2011:

	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due(1)	Non- Accrual	Current (2)	Total Loans (4)
	(Dollars in thousands)
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$178	$4,946	$5,124
Remaining loans (5)	0	0	0	2,817	61,795	64,612
Commercial real estate
Acquired with credit deterioration	89	0	89	8,527	57,542	66,158
Remaining loans (5)	1,025	0	1,025	17,581	266,165	284,771
Construction
Acquired with credit deterioration	0	0	0	0	3,393	3,393
Remaining loans (5)	0	0	0	5,630	6,248	11,878
Residential real estate
Acquired with credit deterioration	1,002	0	1,002	1,423	16,156	18,581
First mortgages (5)	314	0	314	700	14,652	15,666
Home equity (5)	183	0	183	823	18,223	19,229
Consumer
Acquired with credit deterioration	7	0	7	6	233	246
Remaining loans (5)	14	0	14	34	1,917	1,965
Mortgage warehouse	0	0	0	0	619,318	619,318
Manufactured housing (3)
Acquired with credit deterioration	1,681	0	1,681	0	7,048	8,729
Remaining loans (5)	3,481	0	3,481	0	92,355	95,836

Total	$7,796	$0	$7,796	$37,719	$1,169,991	$1,215,506

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90 days or more delinquent.
(4)	Loans exclude deferred costs and fees.
(5)	Loans that were not identified at the acquisition date as a loan with credit deterioration.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Covered Nonaccrual Loans and Loans Past Due

The following tables summarize covered loans, by class, at September 30, 2012 and December 31, 2011

September 30, 2012	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Nonaccrual	Current (3)	Total Loans
	(Dollars in thousands)
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$745	$2,014	$2,759
Remaining loans (2)	0	0	0	100	9,305	9,405
Commercial real estate
Acquired with credit deterioration	0	0	0	14,737	5,527	20,264
Remaining loans (2)	0	0	0	3,998	21,462	25,460
Construction
Acquired with credit deterioration	0	0	0	15,949	0	15,949
Remaining loans (2)	0	0	0	6,506	6,477	12,983
Residential real estate
Acquired with credit deterioration	0	0	0	4,020	255	4,275
First mortgages (2)	565	0	565	0	6,864	7,429
Home equity (2)	0	0	0	1,364	7,210	8,574
Manufactured housing
Acquired with credit deterioration	0	0	0	66	0	66
Remaining loans (2)	21	0	21	161	3,619	3,801

	$586	$0	$586	$47,646	$62,733	$110,965

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.

December 31, 2011	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Nonaccrual	Current (3)	Total Loans
	(Dollars in thousands)
Commercial and industrial
Acquired with credit deterioration	$0	$0	$0	$378	$0	$378
Remaining loans (2)	2,672	0	2,672	0	7,204	9,876
Commercial real estate
Acquired with credit deterioration	0	0	0	16,204	2,039	18,243
Remaining loans (2)	1,074	0	1,074	1,462	30,840	33,376
Construction
Acquired with credit deterioration	0	0	0	18,896	3,266	22,162
Remaining loans (2)	91	0	91	2,584	13,089	15,764
Residential real estate
Acquired with credit deterioration	0	0	0	4,002	0	4,002
First mortgages (2)	570	0	570	0	8,600	9,170
Home equity (2)	281	0	281	1,532	7,479	9,292
Manufactured housing
Acquired with credit deterioration	0	0	0	77	0	77
Remaining loans (2)	6	0	6	78	3,852	3,936

	$4,694	$0	$4,694	$45,213	$76,369	$126,276

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Impaired Loans — Covered and Non-Covered

The following table presents a summary of impaired loans:

	September 30, 2012		For the Nine Months Ended September 30, 2012
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,987		$5,191	$160
Commercial real estate	27,835		22,205	748
Construction	7,147		7,627	19
Consumer	217		105	3
Residential real estate	3,136		2,382	55
With an allowance recorded:
Commercial and industrial	571	$349	748	9
Commercial real estate	9,416	2,787	9,071	205
Construction	6,022	2,450	6,903	154
Consumer	55	3	29	4
Residential real estate	1,404	250	967	13

Total	$59,790	$5,839	$55,228	$1,370

(1)	Also represents the recorded investment.

	December 31, 2011		For the Nine Months Ended September 30, 2011
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$6,975		$1,893	$95
Commercial real estate	20,431		15,096	525
Construction	8,773		3,420	92
Consumer	0		0	2
Residential real estate	343		618	35
With an allowance recorded:
Commercial and industrial	800	$426	3,320	124
Commercial real estate	12,195	2,047	10,880	473
Construction	7,369	2,986	3,420	46
Consumer	22	22	22	0
Residential real estate	869	195	618	232

Total	$57,777	$5,676	$39,287	$1,624

(1)	Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Troubled Debt Restructurings

At September 30, 2012, there was $8.2 million in loans categorized as troubled debt restructurings (“TDR”). Of this amount, $1.5 million was performing in accordance with the modified terms. All TDRs are considered impaired loans at the time of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate at the time of modification and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2012 and 2011. There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(Dollars in thousands)
Three months ended September 30, 2012
Extended under forbearance	$0	$593	$593
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	219	219

Total	$0	$812	$812

Nine months ended September 30, 2012
Extended under forbearance	$0	$711	$711
Multiple extensions resulting from financial difficulty	103	0	103
Interest-rate reductions	69	493	562

Total	$172	$1,204	$1,376

Three months ended September 30, 2011
Extended under forbearance	$0	$1,423	$1,423
Multiple extensions resulting from financial difficulty	72	0	72
Interest-rate reductions	901	0	901

Total	$973	$1,423	$2,396

Nine months ended September 30, 2011
Extended under forbearance	$3,093	$5,394	$8,487
Multiple extensions resulting from financial difficulty	74	0	74
Interest-rate reductions	1,009	132	1,141

Total	$4,176	$5,526	$9,702

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following table provides, by class, the number of loans modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three and nine months ended September 30, 2012 and 2011.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
		(Dollars in thousands)
Three months ended September 30, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	2	173
Residential real estate	0	0	3	188
Consumer	0	0	2	451

Total	0	$0	7	$812

Nine months ended September 30, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	3	172	8	447
Residential real estate	0	0	4	306
Consumer	0	0	2	451

Total	3	$172	14	$1,204

Three months ended September 30, 2011
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	4	1,423
Construction	0	0	0	0
Manufactured housing	12	973	0	0
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	12	$973	4	$1,423

Nine months ended September 30, 2011
Commercial and industrial	1	$108	0	$0
Commercial real estate	3	2,543	18	4,904
Construction	1	550	0	0
Manufactured housing	12	973	0	0
Residential real estate	0	0	1	622
Consumer	1	2	0	0

Total	18	$4,176	19	$5,526

As of September 30, 2012 and 2011, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific reserves resulting from the addition of TDR modifications, and there were no TDRs with subsequent defaults in the three and nine month periods ended September 30, 2012 and September 30, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

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

The following presents the credit quality tables as of September 30, 2012 and December 31, 2011 for the non-covered loan portfolio.

	September 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(Dollars in thousands)
Pass/Satisfactory	$72,052	$561,061	$10,515	$104,307
Special Mention	3,752	20,064	231	1,229
Substandard	837	23,487	2,044	2,319
Doubtful	0	761	452	0

Total	$76,641	$605,373	$13,242	$107,855

	Consumer	Mortgage Warehouse	Manufactured Housing
	(Dollars in thousands)
Performing	$2,398	$9,321	$158,457
Nonperforming (1)	53	0	0

Total	$2,451	$9,321	$158,457

(1)	Includes loans that are on nonaccrual status or past due ninety days or more at September 30, 2012.

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(Dollars in thousands)
Pass/Satisfactory	$61,851	$307,734	$9,314	$50,517
Special Mention	57	13,402	237	0
Substandard	7,506	28,131	4,349	2,959
Doubtful	322	1,662	1,371	0

Total	$69,736	$350,929	$15,271	$53,476

	Consumer	Mortgage Warehouse	Manufactured Housing
	(Dollars in thousands)
Performing	$2,171	$619,318	$104,565
Nonperforming (1)	40	0	0

Total	$2,211	$619,318	$104,565

(1)	Includes loans that are on nonaccrual status or past due ninety days or more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following presents the credit quality tables as of September 30, 2012 and December 31, 2011 for the covered loan portfolio.

	September 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
		(Dollars in thousands)
Pass/Satisfactory	$9,609	$26,755	$2,438	$14,336
Special Mention	1,710	235	4,039	3,202
Substandard	845	18,734	22,455	2,740
Doubtful	0	0	0	0

Total	$12,164	$45,724	$28,932	$20,278

Manufactured Housing
(Dollars in thousands)
Performing	$3,701
Nonperforming (1)	166

Total	$3,867

(1)	Includes loans that are on nonaccrual status or past due ninety days or more at September 30, 2012.

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
		(Dollars in thousands)
Pass/Satisfactory	$10,928	$29,892	$5,539	$16,476
Special Mention	1,778	1,633	7,641	455
Substandard	378	17,264	24,746	5,534
Doubtful	0	0	0	0

Total	$13,084	$48,789	$37,926	$22,465

Manufactured Housing
(Dollars in thousands)
Performing	$3,857
Nonperforming (1)	155

Total	$4,012

(1)	Includes loans that are on nonaccrual status or past due ninety days or more at December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Allowance for loan losses

The changes in the allowance for loan losses for the three and nine months ended September 30, 2012 by loan segment based on impairment method:

Three Months Ended September 30, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
		(Dollars in thousands)
Beginning Balance, July 1, 2012	$1,503	$8,266	$4,352	$1,080
Charge-offs	(266)	(283)	(475)	(365)
Recoveries	98	33	3	0
Provision for loan losses	387	5,923	1,139	2,262

Ending Balance, September 30, 2012	$1,722	$13,939	$5,019	$2,977

Three Months Ended September 30, 2012 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
		(Dollars in thousands)
Beginning Balance, July 1, 2012	$40	$75	$802	$0	$16,118
Charge-offs	0	(27)	0	0	(1,416)
Recoveries	0	22	0	0	156
Provision for loan losses	858	279	(732)	0	10,116

Ending Balance, September 30, 2012	$898	$349	$70	$0	$24,974

Nine Months Ended September 30, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
		(Dollars in thousands)
Beginning Balance, January 1, 2012	$1,441	$7,030	$4,656	$843
Charge-offs	(300)	(1,426)	(2,666)	(565)
Recoveries	164	83	3	5
Provision for loan losses	417	8,253	3,026	2,693

Ending Balance, September 30, 2012	$1,722	$13,940	$5,019	$2,976

Nine Months Ended September 30, 2012 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
		(Dollars in thousands)
Beginning Balance, January 1, 2012	$18	$61	$929	$54	$15,032
Charge-offs	0	(37)	0	0	(4,994)
Recoveries	0	27	0	0	282
Provision for loan losses	880	298	(859)	(54)	14,654

Ending Balance, September 30, 2012	$898	$349	$70	$0	$24,974

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The changes in the allowance for loan losses for the three and nine months ended September 30, 2011 by loan segment based on impairment method:

Three Months Ended September 30, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(Dollars in thousands)
Beginning Balance, July 1, 2011	$1,945	$7,177	$2,479	$1,607
Charge-offs	(717)	(182)	0	(4)
Recoveries	9	72	0	0
Provision for loan losses	359	(264)	1,191	(436)

Ending Balance, September 30, 2011	$1,596	$6,803	$3,670	$1,167

Three Months Ended September 30, 2011 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(Dollars in thousands)
Beginning Balance, July 1, 2011	$39	$20	$589	$90	$13,946
Charge-offs	0	(1)	0	0	(904)
Recoveries	0	2	0	0	83
Provision for loan losses	(39)	35	36	18	900

Ending Balance, September 30, 2011	$0	$56	$625	$108	$14,025

Nine Months Ended September 30, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(Dollars in thousands)
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116
Charge-offs	(2,178)	(4,389)	(1,069)	(109)
Recoveries	15	78	2	0
Provision for loan losses	2,097	1,962	2,610	160

Ending Balance, September 30, 2011	$1,596	$6,803	$3,670	$1,167

Nine Months Ended September 30, 2011 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(Dollars in thousands)
Beginning Balance, January 1, 2011	$0	$11	$465	$596	$15,129
Charge-offs	0	(7)	0	0	(7,752)
Recoveries	0	3	0	0	98
Provision for loan losses	0	49	160	(488)	6,550

Ending Balance, September 30, 2011	$0	$56	$625	$108	$14,025

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following tables summarize the loans and allowance for loan losses by loan segment based on the impairment method at September 30, 2012:

September 30, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(Dollars in thousands)
Loans:
Individually evaluated for impairment	$4,558	$37,250	$13,169	$4,540
Collectively evaluated for impairment	79,448	543,772	11,056	100,751
Loans acquired with credit deterioration	5,774	70,915	18,904	15,819

Total	$89,780	$651,937	$43,129	$121,110

Allowance for loan losses:
Individually evaluated for impairment	$349	$2,787	$2,450	$250
Collectively evaluated for impairment	877	5,379	262	878
Loans acquired with credit deterioration	496	5,773	2,307	1,849

Total	$1,722	$13,939	$5,019	$2,977

September 30, 2012 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Total
	(Dollars in thousands)
Loans:
Individually evaluated for impairment	$0	$273	$0	$59,790
Collectively evaluated for impairment	150,876	11,356	9,321	906,580
Loans acquired with credit deterioration	13,113	2,125	0	126,650
Market discounts/premiums/valuation adjustments	0	0	0	(5,921)

Total	$163,989	$13,754	$9,321	$1,087,099

Allowance for loan losses:
Individually evaluated for impairment	$0	$3	$0	$5,839
Collectively evaluated for impairment	757	93	70	8,316
Loans acquired with credit deterioration	141	253	0	10,819

Total	$898	$349	$70	$24,974

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following table summarizes the loans and allowance for loan losses by loan segment based on the impairment method at December 31, 2011:

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
		(Dollars in thousands)
Loans:
Individually evaluated for impairment	$7,775	$32,626	$16,142	$1,212
Collectively evaluated for impairment	59,745	287,839	11,863	52,856
Loans acquired with credit deterioration	15,017	86,536	30,590	23,352

Total	$82,537	$407,001	$58,595	$77,420

Allowance for loan losses:
Individually evaluated for impairment	$426	$2,047	$2,986	$195
Collectively evaluated for impairment	911	4,063	209	554
Loans acquired with credit deterioration	104	920	1,461	94

Total	$1,441	$7,030	$4,656	$843

December 31, 2011 (continued)	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(Dollars in thousands)
Loans:
Individually evaluated for impairment	$0	$22	$0	$0	$57,777
Collectively evaluated for impairment	102,876	6,213	619,318	0	1,140,710
Loans acquired with credit deterioration	10,592	333	0	0	166,420
Market discounts/premiums/valuation adjustments				(23,514)	(23,514)

Total	$113,468	$6,568	$619,318	$(23,514)	$1,341,393

Allowance for loan losses:
Individually evaluated for impairment	$0	$22	$0	$0	$5,676
Collectively evaluated for impairment	1	39	929	54	6,760
Loans acquired with credit deterioration	17	0	0	0	2,596

Total	$18	$61	$929	$54	$15,032

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio. At September 30, 2012, funds available for reimbursement, if necessary, were $4.1 million; and the Bancorp has determined that these funds were sufficient to absorb probable losses.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The changes in the accretable yield for prior loan acquisitions for the three and nine months ended September 30, 2012 and 2011 were as follows:

For the Three Months Ended September 30,	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$43,230	$5,717
Additions resulting from acquisition	0	644
Accretion to interest income	(7,384)	(515)
Reclassification from nonaccretable difference and disposals, net	(147)	0

Balance, end of period	$35,699	$5,846

For the Nine Months Ended September 30,	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$45,358	$7,176
Additions resulting from acquisition	0	644
Accretion to interest income	(9,443)	(1,545)
Reclassification from nonaccretable difference and disposals, net	(216)	(429)

Balance, end of period	$35,699	$5,846

FDIC Loss Sharing Receivable

Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC loss sharing receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC loss sharing receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for loan losses had been recorded.

The following table summarizes the activity related to the FDIC loss sharing receivable for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30,	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$12,376	$12,634
Change in FDIC loss sharing receivable	3,796	0
Reimbursement from the FDIC	(3,866)	(774)

Balance, end of period	$12,306	$11,860

Nine Months Ended September 30,	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$13,077	$16,702
Change in FDIC loss sharing receivable	4,537	1,709
Reimbursement from the FDIC	(5,308)	(6,551)

Balance, end of period	$12,306	$11,860

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL

Berkshire Bancorp Acquisition: Measurement Period Adjustments

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. The acquisition was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration transferred were recorded at estimated fair value on the acquisition date. Subsequent to the September 17, 2011 acquisition date of Berkshire Bank, we received new information about the facts and circumstances surrounding other real estate owned (OREO) properties and a specific customer’s loans acquired from Berkshire Bank. The acquisition method of accounting for business combinations under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (formerly FASB Statements No. 141(R)) requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period. During the third quarter of 2012, we adjusted our acquisition date information by recognizing increases to goodwill and deferred tax assets of $1.1 million and $1.6 million, respectively, offset by decreases to Other Real Estate Owned of $1.3 million, and Loans receivable not covered by loss sharing agreements with the FDIC of $1.4 million. The adjustment to deferred tax assets included a $0.6 million write off of acquired NOL that would expire before being used. These measurement-period adjustments have been retrospectively applied to comparative financial information for prior periods.

The following table presents goodwill, as originally estimated at September 17, 2011, and measurement period adjustments to the fair values of certain assets acquired as information about facts and circumstances that existed as of the acquisition date became available as permitted by ASC 350.

Goodwill Resulting from the Berkshire Acquisition

(Dollars in thousands)

Goodwill resulting from the Berkshire acquisition, as originally estimated at September 17, 2011:	$2,465
Subsequent adjustments:
Loans receivable	1,373
Premises and equipment	(42)
Other real estate owned	1,404
Deferred income taxes	(1,571)

Final goodwill resulting from the Berkshire acquisition	$3,629

The goodwill acquired in the Berkshire acquisition is not deductible for income tax purposes.

NOTE 8 — SHAREHOLDERS’ EQUITY

During the third quarter of 2012, the Bancorp sold 7,111,819 shares of common stock in private offerings. The proceeds, net of offering costs, were $94.8 million.

On May 8, 2012, the Bancorp announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1.4 million have been expensed.

On September 30, 2011, the Bancorp sold 419,000 shares of common stock and 565,848 shares of Class B Non-Voting Common Stock at $13.20 per share with total proceeds of $13.0 million.

During the first quarter of 2011, the Bank sold shares of its common stock and Class B Non-Voting Common Stock to certain investors. Giving effect to the Reorganization, the Bancorp (as successor to the Bank) issued, in connection with this transaction, 668,527 shares of common stock and 363,140 shares of Class B Non-Voting Common Stock at $12.00 per share and 210,916 shares of common stock and 146,310 shares of Class B Non-Voting Common Stock to the Bancorp’s investors at $10.50 per share. The proceeds, net of offering costs, were $15.5 million.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 9 — STOCK BASED COMPENSATION

Restricted Stock Units

Due to the Bancorp’s significant growth and evolution as a bank since 2009, which included raising more than $100.0 million in equity, increasing assets to over $2.0 billion and significantly increasing our equity base, in February 2012, the Compensation Committee recommended and the board of directors approved a restricted stock reward program that provided for the grant of restricted stock units to certain directors and senior executives of Customers Bancorp and Customers Bank. Pursuant to the program, restricted stock units for 185,189 shares of Voting Common Stock and 211,640 shares of Class B Non-Voting Common Stock were granted on February 16, 2012 pursuant to the 2004 Plan. Of this amount, certain officers received restricted stock units for 169,313 shares of Voting Common Stock and 211,640 shares of Class B Non-Voting Common Stock in the aggregate and non-employee directors received 15,876 shares of Voting Common Stock in the aggregate. One requirement for vesting is that the recipient of the restricted stock units remains an employee or director through December 31, 2016. The restricted stock units held by an employee or director are forfeited if he or she ceases to be an employee or director prior to that date. The second vesting requirement for each award (both must be met to vest) is that the Bancorp’s Voting Common Stock trades at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five year period ending December 31, 2016. If the restricted stock units vest, the recipient will receive shares of the Bancorp’s common stock on December 31, 2016. However, upon a change in control resulting in any one shareholder owning more than 24.9% of the outstanding stock of Customers Bancorp prior to December 31, 2016, all restricted stock units held by employees and directors automatically vest, and shares of our common stock will be issued at that time.

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

The table below presents the status of the restricted stock/units at September 30, 2012 and changes during 2012.

	Restricted Stock Units	Weighted- average Price
Outstanding at January 1, 2012	35,289	$12.00
Granted	517,186	12.60
Vested	0	0.00
Canceled	(463)	12.60

Outstanding at September 30, 2012	552,012	$12.56

Unrecognized compensation expense related to the unvested restricted stock units was $5.8 million at September 30, 2012 and is expected to be recognized through December 31, 2016.

Stock Option Plans

During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”) which was subsequently amended to reflect the September 17, 2011 Plan of Merger and Reorganization approved by the shareholders of Customers Bank and during 2012, the shareholders of the Bancorp approved and ratified the Amendment and Restatement of the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of the Bancorp by linking the personal interests of the members of the Board of Directors and Customers Bank’s employees, officers, and executives to those of the Bancorp’s shareholders, providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of the Bancorp. The 2010 and 2004 Plans are intended to

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 9 — STOCK BASED COMPENSATION – (continued)

provide flexibility to the Bancorp in its ability to motivate, attract and retain the services of members of the Board of Directors, employees, officers and executives of Customers Bank. Stock options granted normally vest on the third or fifth anniversary of the grant date if the fully diluted tangible book value increased by 50% for the 2010 Plan and three years for the 2004 Plan if the fully diluted tangible book value has increased by 50%.

The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers, executives and directors. The maximum number of shares of common stock and Class B Non-Voting common stock which may be issued under the 2010 Plan is the lesser of (a) 15% of the number of shares of common stock and Class B Non-Voting common stock issued in consideration of cash or other property after December 31, 2009, or (b) 3,333,334 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights (“SARS”), restricted stock and unrestricted stock to employees, officers, executives and members of the Board of Directors. The maximum number of shares of common stock and Class B Non-Voting common stock which may be issued under the 2004 Plan is 2,500,000 shares.

During the nine months ended September 30, 2012, the Bancorp granted to employees options to purchase 31,668 shares of common stock at a weighted-average exercise price of $12.60 per share. The stock options vest on the fifth anniversary after the date of grant if the fully diluted tangible book value has increased by 50%.

During the nine months ended September 30, 2012, the Bancorp estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

September 30, 2012
Risk-free interest rates	0.87%
Expected dividend yield	0.00%
Expected volatility	20.00%
Expected lives (years)	7
Weighted-average fair value of options granted	$2.94

The following summarizes stock option activity under the Bancorp’s stock option plans at September 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
	(Dollars in thousands, except Weighted-average exercise price)
Outstanding, January 1, 2012	1,127,653	$11.00
Issued	31,668	12.60
Adjustments (1)	67,091
Forfeited	(7,000)	12.36

Outstanding, September 30, 2012	1,219,412	$11.16	5.04	$3,287

Options exercisable at September 30, 2012	6,272	$31.76	3.24	$0

(1)	The adjustment above represents error corrections, the cancellation of the directors’ options and the conversion of the voting stock options to non-voting stock options.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 9 — STOCK BASED COMPENSATION – (continued)

Unrecognized compensation expense related to the unvested stock options was $2.3 million at September 30, 2012 and is expected to be recognized through February 28, 2017.

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Bancorp’s latest sale price of $14.00 and the exercise price) multiplied by the number of in-the-money options.

NOTE 10 — REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s consolidated financial statements. At September 30, 2012, the Bank and the Bancorp met all capital adequacy requirements to which they are subject.

The Bancorp’s and the Bank’s capital amounts and ratios at September 30, 2012 and December 31, 2011 are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of September 30, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$280,393	13.46%	≥	$166,707	≥	8.0%	≥	N/A		N/A
Customers Bank	$235,562	11.28%	≥	$167,005	≥	8.0%	≥	$208,756	≥	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$254,540	12.21%	≥	$83,354	≥	4.0%	≥	N/A		N/A
Customers Bank	$209,709	10.05%	≥	$83,502	≥	4.0%	≥	$125,254	≥	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$254,540	10.29%	≥	$98,933	≥	4.0%	≥	N/A		N/A
Customers Bank	$209,709	8.48%	≥	$98,910	≥	4.0%	≥	$123,637	≥	5.0%

As of December 31, 2011:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$157,702	11.13%	≥	$113,346	≥	8.0%	≥	N/A		N/A
Customers Bank	$152,755	10.78%	≥	$113,346	≥	8.0%	≥	$141,683	≥	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$141,869	10.01%	≥	$56,673	≥	4.0%	≥	N/A		N/A
Customers Bank	$136,870	9.66%	≥	$56,673	≥	4.0%	≥	$85,010	≥	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$141,869	7.37%	≥	$76,985	≥	4.0%	≥	N/A		N/A
Customers Bank	$136,870	7.11%	≥	$76,985	≥	4.0%	≥	$96,231	≥	5.0%

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and to disclose the fair value of its financial instruments. FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurement, as explained below.

During the third quarter of 2012, the Bancorp elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 . The election was made because fair value more accurately represents the short term nature of the transaction and the inherent credit risk. At September 30, 2012, the Bancorp had $1.1 billion of mortgage warehouse loans carried at fair value.

Mortgage warehouse loans are carried at the amount of cash initially advanced, plus accrued interest and fees, as specified in the respective agreements. The loan is used by the mortgage company as short-term bridge financing between the funding of mortgage loans and the sale of the loans to an investor. Related interest income was reported as Interest income: Loans receivable, taxable, including fees for the third quarter of 2012. Interest income is measured using a LIBOR or prime rate-based variable rate, plus a spread that represents 1) our assessment of the counterparty risk, and 2) the specific product type being funded. We do not expect any changes in fair value to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor, and the interest rate is variable. There was no difference between the aggregate fair value and the aggregate unpaid principal balance of the mortgage warehouse loans for which the fair value option has been elected as of July 1, 2012, and no gains or losses from changes in fair value were recorded in income at September 30, 2012. No loans were past due at September 30, 2012.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

The estimated fair values of the Bancorp’s financial instruments were as follows at September 30, 2012 and December 31, 2011.

			Fair Value Measurements at September 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Assets:
Cash and cash equivalents	$157,510	$157,510	$157,510	$0	$0
Investment securities, available for sale	130,705	130,705	6	106,027	24,672
Loans held for sale	1,187,885	1,187,885	0	1,187,885	0
Loans receivable, net	1,062,125	1,103,100	0	0	1,103,100
FDIC loss sharing receivable	12,306	12,306	0	12,306	0
Bank-owned life insurance	40,303	40,303	0	40,303	0
Restricted stock	22,581	22,581	0	22,581	0
Accrued interest receivable	4,988	4,988	4,988	0	0

Liabilities:
Deposits	$2,348,184	$2,381,196	$0	$2,381,196	$0
Other borrowings	36,000	36,438	0	36,438	0
Subordinated debt	2,000	2,000	0	2,000	0
Accrued interest payable	1,402	1,402	1,402	0	0

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$73,570	$73,570
Investment securities, available for sale (1)	79,137	79,137
Investment securities, held to maturity	319,547	330,809
Loans held for sale	174,999	174,999
Loans receivable, net	1,326,361	1,338,485
FDIC loss sharing receivable	13,077	13,077
Bank-owned life insurance	29,268	29,268
Restricted stock	21,818	21,818
Accrued interest receivable	5,011	5,011
Liabilities:
Deposits	$1,583,189	$1,610,977
Federal funds purchased	5,000	5,000
Subordinated debt	2,000	2,000
Borrowings	331,000	332,847
Accrued interest payable	1,478	1,478

(1)	Includes an interest only strip security of $2,894.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Dollars in thousands)
Recurring fair value measurements
Available-for-sale debt securities:
Mortgage-backed securities	$0	$103,398	$0	$103,398
Asset-backed securities	0	563	0	563
Corporate notes	0	0	24,672	24,672
Municipal securities	0	2,066	0	2,066
Equities	6	0	0	6
Mortgage warehouse loans held for sale	0	1,063,666	0	1,063,666

Total recurring fair value measurements	$6	$1,169,693	$24,672	$1,194,371

Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $5,839	$0	$0	$11,629	$11,629
Other real estate owned	0	0	4,258	4,258

Total nonrecurring fair value measurements	$0	$0	$15,887	$15,887

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Dollars in thousands)
Recurring fair value measurements
Available-for-sale debt securities:
U.S. Treasury and government agency	$0	$1,001	$0	$1,001
Mortgage-backed securities (1)	0	53,398	2,894	56,292
Asset-backed securities	0	627	0	627
Corporate notes	0	0	19,217	19,217
Municipal securities	0	2,000	0	2,000

Total recurring fair value measurements	$0	$57,026	$22,111	$79,137

Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $5,676	$0	$0	$15,579	$15,579
Other real estate owned	0	0	2,648	2,648

Total nonrecurring fair value measurements	$0	$0	$18,227	$18,227

(1)	Includes an interest only strip security of $2,894.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2012 are summarized as follows:

	Mortgage- backed	Corporate
	Securities	Notes	Total
	(Dollars in thousands)
Balance at July 1, 2012	$2,632	$24,203	$26,835
Total gains included in other comprehensive income (before taxes)	0	469	469
Amortization included in interest income	(29)	0	(29)
Settlements	(2,603)	0	(2,603)

Balance at September 30, 2012	$0	$24,672	$24,672

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2012 are summarized as follows:

	Mortgage- backed	Corporate
	Securities	Notes	Total
	(Dollars in thousands)
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total gains included in other comprehensive income (before taxes)	0	455	455
Amortization included in interest income	(291)	0	(291)
Settlements	(2,603)	0	(2,603)
Purchases	0	5,000	5,000

Balance at September 30, 2012	$0	$24,672	$24,672

The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. For the nine months ended September 30, 2012, there were no transfers among levels.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2012 for which the Bancorp utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Fair Value	Valuation	Unobservable	Range (Weighted
September 30, 2012	Estimate	Technique	Input	Average) (4)
		(Dollars in thousands)
Impaired loans	$11,629	Collateral appraisal (2)	Liquidation expenses (3)	-3% to -8% (-5.5%)

Other real estate owned	$4,258	Collateral appraisal (2)	Liquidation expenses (3)	-3% to -8% (-5.5%)

(1)	Level 3 fair value measurements relating to the corporate bonds are not included in this table because the measurements are obtained from an independent third-party pricing source and no adjustments are made. While the Bancorp reviews the measurements, it has not developed the significant inputs used to measure those securities. The inputs are not reasonably available to Customers Bancorp.
(2)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(3)	Fair value is adjusted for costs to sell.
(4)	Presented as a percentage of the value determined by appraisal.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The long-term goals stated below should not be regarded as an indication that Customers Bancorp considered, or now considers, them to be necessarily predictive of actual future results, and these goals should not be relied upon as such. These goals were based necessarily on the information prepared by Customers Bancorp using a variety of assumptions and estimates including, without limitation, those relating to the rate of organic growth by the Bank, interest rates, industry performance, general business, economic, regulatory, market and financial conditions and other future events, as well as other matters specific to Customers Bancorp’s business. The assumptions and estimates underlying these goals may not be realized and are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, all of which are difficult to predict and many of which are beyond Customers Bancorp’s control. The assumptions and estimates used to create these goals are subjective in many respects and involve judgments made with respect to, among other things, market size and growth rates, market share, future pricing and interest rates, levels of operating expenses, and probability of success, all of which are difficult to predict. These goals constitute forward-looking information, and there can be no assurance that the assumptions and estimates used to prepare these goals will prove to be accurate, and actual results may materially differ. These and other forward-looking statements are expressly qualified in their entirety by the risks and uncertainties described above, the risks described under “Risk Factors,” and the risk factors contained in the 2011

Form 10-K.

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three and nine months ended September 30, 2012. All quarterly and nine month information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2011 included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).

Any interim financial information for periods prior to September 17, 2011 contained herein reflects that of the Bank as the predecessor entity to Customers Bancorp.

Critical Accounting Policies

Customers Bancorp has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements. The Bancorp’s significant accounting policies are described in “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION” to its audited financial statements for the year ended December 31, 2011 included in Customers Bancorp’s 2011 Form 10-K.

Certain accounting policies involve significant judgments and assumptions by Customers Bancorp that have a material impact on the carrying value of certain assets and liabilities. Customers Bancorp considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Actual results could differ from these estimates. There have been no material changes in Customers Bancorp’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in Customers Bancorp’s 2011 Form 10-K, except as listed below in the following section entitled “Accounting Changes”.

Accounting Changes

Berkshire Bank Acquisition: Measurement Period Adjustments

Subsequent to the September 17, 2011 acquisition date of Berkshire Bank, we received new information about the facts and circumstances surrounding other real estate owned (OREO) properties and a specific customer’s loans acquired from Berkshire Bank. The acquisition method of accounting for business combinations under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (formerly FASB Statements No. 141(R)) requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period. During the third quarter of 2012, we adjusted our acquisition date information by recognizing increases to goodwill and deferred tax assets of $1.1 million and $1.6 million, respectively, offset by decreases to Other Real Estate Owned of $1.3 million, and Loans receivable not covered by loss sharing agreements with the FDIC of $1.4 million. The adjustment to deferred tax assets included a $0.6 million write off of acquired NOL that would expire before being used. We recognized these measurement period adjustments retrospectively to comparative information in our financial statements.

The Fair Value Option

During the third quarter of 2012, we elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short term nature of the transaction and its inherent credit risk. This adoption is in accordance with the parameters established by ASC 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option (formerly FASB Statement No. 159). As a result of this election, the new warehouse lending transactions were classified as “Loans held for sale” on the balance sheet. The interest income from the warehouse lending transactions was classified as “Interest Income – Loans receivable, taxable, including fees” for the third quarter of 2012. As Loans Receivable, the warehouse lending transactions were accounted for on an amortized cost basis less an allowance for loan loss. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since under ASC 825, the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

Change in Accounting Estimates

Estimates of cash flows from purchased credit-impaired (“PCI”) loans were revised during the third quarter of 2012 due to conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3), interest income is based on an acquired loan’s expected cash flows. Acquired loans are generally assessed to be within the scope of ASC 310-30 if: (1) the asset shows evidence of having deteriorated in credit quality since it was originated, and (2) it is probable that the acquirer will be unable to collect all contractually required payments receivable. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software is a more precise quantification of future cash flows than the analysis that was previously calculated manually. Conversion to the new system was completed in September 2012, and as a result, estimates of cash flows from PCI loans were revised. When converting to the new software system, we were required to calculate the estimated cash flows from the various acquisition dates of the PCI loans through the date the software was implemented as it was impracticable to perform these calculations on a monthly or quarterly basis. These changes in estimates are accounted for prospectively as a change in accounting estimate. In the third quarter of 2012, approximately $4.4 million was recognized in other non-interest income related to this change.

Also during the third quarter of 2012, we performed an initial re-estimation of the cash flows for the PCI loans. The re-estimation process updates the existing loan data for current loan assumptions. As a result of the initial re-estimation an increase of $4.5 million was recorded to interest income. As required by ASC 310-30, the recorded loan balance included accrued interest receivable. Due to the higher loan balance, we evaluated the adequacy of the allowance for loan losses and determined that an additional provision for loan losses of $5.7 million was appropriate. In the future, we will re-estimate the cash flows on the PCI loans on a quarterly basis, and adjustments, if any, are not expected to have a material impact on future earnings.

As a result of the changes in estimates, net income increased by $911,000, net of tax, and basic and diluted earnings increased by $.08 per share.

Recent Transactions and Events

Acacia Federal Savings Bank Acquisition

On June 21, 2012, the Bancorp announced the entry into a definitive agreement to acquire Acacia Federal Savings Bank (Acacia) located in Falls Church, Virginia from two subsidiaries of Ameritas Mutual Holding Company (Ameritas). Acacia serves the metro Washington, D.C. market. Pursuant to the terms of the agreement, the Bancorp will acquire 100% of the stock of Acacia from Ameritas Mutual Holding Company for a total purchase price of $65.0 million to be paid in Voting Common Stock (resulting in a 9.9% voting ownership interest in the Bancorp), Class B Non-Voting Common Stock (resulting in up to 19.9% total common ownership interest (voting and non-voting, taking into account outstanding securities convertible into common stock) in the Bancorp), and Perpetual Non-Cumulative Preferred Stock, Series C (with an aggregate liquidation value of $65.0 million minus the value of the Common Stock and Class B Non-Voting Common Stock to be issued in the acquisition). The Bancorp expects to issue its Voting Common Stock and Class B Non-Voting Common Stock at 115% of GAAP book value at the time of closing.

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

The consummation of the Acacia Transaction is contingent upon a number of conditions including, but not limited to, receipt of various regulatory approvals.

CMS Bancorp Acquisition

On August 10, 2012, Customers Bancorp, Inc. announced the entry into a definitive agreement to acquire via merger CMS Bancorp (CMS Bancorp) located in White Plains, New York and ultimately CMS Bank. CMS Bank, with five branches, serves Westchester County, New York, and the surrounding areas.

The total transaction value is approximately $20.8 million, and the agreement provides for CMS Bancorp stockholders to receive shares of Customers Bancorp voting common stock based upon an exchange ratio to be determined as the quotient of (i) the CMS Valuation, divided by (ii) the Customers Valuation, with fractional shares to be cashed out. The “CMS Valuation” will be calculated as 95% of CMS Bancorp’s common stockholders’ equity as of the month end prior to the closing, while the “Customers Valuation” will be calculated as 125% of Customer Bancorp’s modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 book value plus additions to retained earnings through the month-end prior to closing. Shares issued by Customers Bancorp in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity. By way of example, based on the March 31, 2012 book value per share of CMS Bancorp and the June 30, 2012 modified stockholders’ equity of Customers Bancorp, $11.75 and $13.99, respectively, the exchange ratio would be 0.6383. The foregoing calculation is provided as an example only, and does not purport to be the actual exchange ratio. The actual exchange ratio will likely be different at closing.

The acquisition of CMS will enhance the Bancorp’s New York franchise. Closing of the CMS Bancorp merger, which is subject to regulatory approval, customary closing conditions and the approval of CMS Bancorp’s stockholders, is expected to occur in the second quarter of 2013.

Results of Operations

Third Quarter 2012 Compared to Third Quarter 2011

We had net income of $6.6 million for the three months ended September 30, 2012 and net income of $2.3 million for the three months ended September 30, 2011. Diluted earnings per share were $0.51 and $0.23 for the three months ended September 30, 2012 and September 30, 2011, respectively, a comparative increase of $0.28 per share.

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	Three Months Ended September 30,
	2012			2011
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
	(Dollars in thousands)
Assets
Interest earning deposits	$144,892	$91	0.25%	$106,538	$67	0.25%
Federal funds sold	—	—	—%	710	—	0.07%
Investment securities, taxable (A)	129,848	805	2.48%	551,018	3,973	2.88%
Investment securities, non taxable (A)	2,061	21	4.15%	2,078	22	4.15%
Loans, taxable (B)	2,090,057	26,990	5.14%	904,479	11,280	4.95%
Loans, non-taxable (B)	9,936	55	2.23%	1,504	17	4.44%
Less: Allowance for loan losses	(14,574)	—		(14,201)	—

Total interest earning assets	2,362,220	27,962	4.71%	1,552,126	15,359	3.94%

Non-interest earning assets	117,195			99,193

Total assets	$2,479,415			$1,651,319

Liabilities
Interest checking	$36,253	47	0.51%	$18,398	23	0.50%
Money market	930,935	1,720	0.74%	504,117	1,573	1.24%
Other savings	20,049	27	0.53%	13,038	22	0.67%
Certificates of deposit	947,607	3,397	1.43%	827,560	3,946	1.89%

Total interest bearing deposits	1,934,844	5,191	1.07%	1,363,113	5,564	1.62%
Other borrowings	164,163	216	0.52%	39,924	132	1.31%

Total interest-bearing liabilities	2,099,007	5,407	1.02%	1,403,037	5,696	1.61%

Non-interest-bearing deposits	190,977			95,179

Total deposits & borrowings	2,289,984		0.94%	1,498,216		1.51%
Other non-interest bearing liabilities	11,098			7,987

Total liabilities	2,301,082			1,506,203
Shareholders’ Equity	178,333			145,116

Total liabilities and shareholders’ equity	$2,479,415			$1,651,319

Net interest earnings		22,555			9,663
Tax equivalent adjustment (C)		41			21

Net interest earnings		$22,596			$9,684

Interest spread			3.77%			2.43%

Net interest margin (D)			3.80%			2.48%

Net interest margin tax equivalent (C)(D)			3.81%			2.48%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.
(D)	Excluding the adjustment to interest income for the change in accounting estimate on PCI loans of $4.5 million, net interest margin is 3.04%, and net interest margin tax equivalent is 3.05% for the three months ended September 30, 2012.

Net interest income increased by $12.9 million, or 132.9% for the three months ended September 30, 2012 to $22.6 million, from $9.7 million for the three months ended September 30, 2011. During the third quarter of 2012, we recorded interest income of $4.5 million attributable to the change in estimates of cash flows for the PCI loans. This adjustment was largely allocated to the following loan types: commercial real estate of $3.0 million, commercial and industrial loans of $1.0 million, and mortgages of $0.5 million. Additionally, interest income from mortgage warehouse loans, and commercial real estate loans increased by $6.8 million and $1.3 million, respectively offset by a decrease from investment securities of $3.2 million. Driving the rise in interest income was higher average loan volume for mortgage warehouse loans of $720.0 million, and commercial real estate loan volume of $169.0 million. The higher loan volume was a result of our strategy to grow our mortgage warehouse lending and commercial real estate businesses, in addition to our acquisition of Berkshire Bancorp in September 2011. Sales of investment securities in the second quarter of 2012 lead to their lower average volume of $423.0 million in the third quarter of 2012 compared to the same quarter of 2011. Interest expense for deposits decreased by $373,000 due to the end of higher promotional pricing for certificate of deposits and money market accounts. For additional information about this change in estimate refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – Change in Accounting Estimates” in this Form 10-Q.

Provision for Loan Losses

Customers Bancorp has established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2012, approximately 5.0% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses increased by $9.2 million to $10.1 million for the three months ended September 30, 2012, compared to $900,000 for the same period in 2011. Approximately $7.5 million of the increase in the 2012 provision is attributable to the cash flow re-estimation process for the PCI loans.

For additional information about this change in estimate refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – Change in Accounting Estimates” in this Form 10-Q. For more information about Customers Bancorp’s provision and allowance for loan losses and Customers Bancorp’s loss experience see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The chart below shows Customers Bancorp’s results in the various components of non-interest income for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Deposit fees	$124	$114
Mortgage warehouse transactional fees	3,346	1,366
Bank-owned life insurance	359	264
Gain on sale of investment securities, net	0	1,413
Accretion of FDIC loss sharing receivable	1,296	0
Gain (loss) on sale of loans	(71)	0
Other	4,712	85

Total non-interest income	$9,766	$3,242

Non-interest income was $9.7 million for the three months ended September 30, 2012, an increase of $6.5 million from $3.2 million for the three months ended September 30, 2011. This increase was due to growth in warehouse lending volume which generated $2.0 million in additional fee income, and accretion relating to our FDIC loss sharing receivable which increased by $1.3 million. Additionally, fees of $4.4 million were recognized related to the change in accounting estimate for the PCI loans. These increases were offset by a $1.4 million gain realized on the sale of available-for-sale securities in the third quarter of 2011, which was executed to provide funding for loan growth. For additional information about this change in estimate refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – Change in Accounting Estimates” in this Form 10-Q.

Non-Interest Expense

The below chart shows the Customers Bancorp’s results in the various components of non-interest expense for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$5,978	$3,752
Occupancy	1,709	1,022
Technology, communication and bank operations	699	485
Advertising and promotion	270	206
Professional services	819	1,234
FDIC assessments, taxes and regulatory fees	669	373
Other real estate owned	(287)	102
Loan workout	617	370
Stock offering expenses	97	0
Merger related expenses	0	530
Other	1,424	656

Total non-interest expenses	$11,995	$8,730

Non-interest expense was $12.0 million for the three months ended September 30, 2012, an increase of approximately $3.3 million as compared to non-interest expense of $8.7 million for the same period in 2011.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased 57.9% or $2.2 million to $6.0 million in the third quarter of 2012 versus $3.8 million in the same period in 2011. The primary reason for this increase was the addition of 66 full-time equivalent employees since September 30, 2011. This was directly related to the Berkshire acquisition in the third quarter of 2011 as well as the need for additional employees to support our organic growth.

Occupancy expense increased by 67.2% or $687,000 from $1.0 million in 2011 to $1.7 million in 2012. The increase was related to building the infrastructure to support our growth and the Berkshire acquisition in the third quarter of 2011.

Professional services expense decreased to $819,000 in the third quarter of 2012 from $1.2 million for the same period of 2011. This decrease was primarily attributable to lower legal and consulting expenses in 2012 compared to legal and consulting expenses incurred in 2011 related to regulatory filings and the Berkshire acquisition.

Other expenses increased $768,000 to $1.4 million in the third quarter of 2012 from $656,000 the third quarter of 2011. In general, there was an overall increase in most categories within other expense as a result of the Berkshire acquisition in the third quarter of 2011.

Income Taxes

The income tax expense was $3.6 million and $930,000 for the three months ended September 30, 2012 and 2011, respectively. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $6.9 million.

The effective tax rate for the three months ended September 30, 2012 and 2011 was approximately 35 percent and 28.4 percent, respectively. The effective tax rate for the third quarter of 2012 was higher than the same period in 2011 due to non-taxable income having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

We had net income and net income available to common shareholders of $16.3 million for the nine months ended September 30, 2012, compared to net income of $811,000 and net income available to common shareholders of $806,000 for the nine months ended September 30, 3011. Diluted earnings per share were $1.35 for the nine months ended September 30, 2012 and $.08 per share for the nine months ended September 30, 2011, an increase of $1.27 per share.

Net-Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	For the Nine Months Ended September 30,
	2012			2011
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
			(Dollars in thousands)
Assets
Interest earning deposits	$117,326	$225	0.26%	$201,053	$377	0.25%
Federal funds sold	—	—	—%	3,014	3	0.15%
Investment securities, taxable (A)	255,804	5,936	3.09%	480,754	10,341	2.87%
Investment securities, non taxable (A)	2,065	64	4.15%	2,083	65	4.15%
Loans, taxable (B)	1,674,497	59,963	4.78%	813,654	30,958	5.09%
Loans, non-taxable (B)	6,581	110	2 .24%	1,635	62	5.03%
Less: Allowance for loan losses	(15,262)			(15,700)

Total interest earning assets	2,041,011	66,298	4.34%	1,486,493	41,806	3.76%

Non-interest earning assets	115,109			76,842

Total assets	$2,156,120			$1,563,335

Liabilities
Interest checking	$35,162	146	0.55%	$16,537	61	0.50%
Money market	814,935	5,717	0.94%	449,518	4,680	1.39%
Other savings	19,561	86	0.59%	12,920	65	0.68%
Certificates of deposit	859,036	9,738	1.51%	827,938	11,854	1.91%

Total interest bearing deposits	1,728,694	15,687	1.21%	1,306,913	16,660	1.70%
Other borrowings	98,699	494	0.67%	31,247	381	1.63%

Total interest-bearing liabilities	1,827,393	16,181	1.18%	1,338,160	17,041	1.70%

Non-interest-bearing deposits	158,839			86,290

Total deposits & borrowings	1,986,232		1.09%	1,424,450		1.60%
Other non-interest bearing liabilities	8,506			13,285

Total liabilities	1,994,738			1,437,735
Shareholders’ Equity	161,382			125,600

Total liabilities and shareholders’ equity	$2,156,120			$1,563,335

Net interest earnings		50,117			24,765
Tax equivalent adjustment (C)		94			68

Net interest earnings		$50,211			$24,833

Interest spread			3.25%			2.16%

Net interest margin (D)			3.28%			2.22%

Net interest margin tax equivalent (C)(D)			3.29%			2.23%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.
(D)	Excluding the adjustment to interest income for the change in accounting estimate on PCI loans of $4.5 million, net interest margin is 2.98%, and net interest margin tax equivalent is 2.99% for the nine months ended September 30, 2012.

Net interest income was $50.1 million for the nine months ended September 30, 2012, compared to $24.8 million for the nine months ended September 30, 2011, an increase of $25.3 million, or 102.02%. Increases in interest income from mortgage warehouse loans of $15.0 million, commercial real estate loans of $3.9 million, and multi-family loans of $3.5 million contributed to the higher 2012 balance. Growth in loan volume for these areas was responsible for these results. The sale of investment securities in the second quarter of 2012 was the primary cause of a $4.4 million decrease in interest income from investment securities for the nine months ended September 30, 2012 compared to the same period of 2011. During the third quarter of 2012, we recorded a $4.5 million adjustment to interest income due to the change in estimates of cash flows for the PCI loans that was allocated to the following loan types: commercial real estate of $3.0 million, commercial and industrial loans of $1.0 million, and mortgages of $0.5 million. The close of promotional pricing for certificate of deposits and money market accounts led to a decline in interest expense for deposits of $973,000 to the nine month period ended September 30, 2012 from the same period in 2012. For additional information about this change in estimate refer to “Note 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION—Change in Accounting Estimates” in this Form 10-Q.

Provision for Loan Losses

Customers Bancorp has established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2012, approximately 5.0% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses was $14.7 million for the nine months ended September 30, 2012, a increase of $8.1 million from $6.6 million for the same period in 2011. Approximately $7.5 million of the 2012 provision is attributable to the re-estimation process for the PCI loans.

For additional information about the change in estimate, refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION - Change in Accounting Estimates” in this Form 10-Q. For additional information about Customers Bancorp’s provision and allowance for loan losses and Customers Bancorp’s loss experience see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The chart below shows Customers Bancorp’s results in the various components of non-interest income for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Deposit fees	$357	$313
Mortgage warehouse transactional fees	8,829	3,754
Bank-owned life insurance	948	1,128
Gain on sale of investment securities, net	9,006	1,413
Accretion of FDIC loss sharing receivable	1,951	1,709
Gain on sale of loans	268	377
Other	5,436	388

Total non-interest income	$26,795	$9,082

Non-interest income was $26.8 million for the nine months ended September 30, 2012, an increase of $17.7 million when compared to non-interest income of $9.1 million for the nine months ended September 30, 2011. The increase was primarily the result of the $8.8 million gain realized on the sale of available-for-sale securities in the second quarter of 2012, which was executed to provide funding for loan growth. Growth in warehouse lending volume, which is part of our strategic plan, contributed $5.1 million of fee income to the increase in non-interest income. Due to conversion to a new loan valuation system for PCI loans, estimates of cash flows from these loans were revised and non-interest income of $4.4 million was recorded in September of 2012. For additional information about this change in estimate refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – Change in Accounting Estimates” in this Form 10-Q.

Non-Interest Expense

The below chart shows the Customers Bancorp’s results in the various components of non-interest expense for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$17,073	$11,840
Occupancy	4,937	3,012
Technology, communication and bank operations	2,037	1,312
Advertising and promotion	846	639
Professional services	2,474	3,963
FDIC assessments, taxes and regulatory fees	2,205	1,626
Other real estate owned	587	390
Loan workout	1,519	1,014
Merger related expenses	28	530
Stock offering expenses	1,437	0
Other	4,112	1,861

Total non-interest expenses	$37,255	$26,187

Non-interest expense was $37.3 million for the nine months ended September 30, 2012, an increase of $11.1 million when compared to $26.2 million for the same period in 2011. Salaries and employee benefits, which represent the largest component of non-interest expense, increased by 44.9% or $5.3 million to $17.1 million for the nine months ended September 30, 2012. The primary reason for this increase was the addition of 66 full-time equivalent employees since September 30, 2011. This was directly related to the Berkshire acquisition in the third quarter of 2011 as well as the need for additional employees to support our organic growth. In addition, stock-based compensation expense was $1.6 million for the nine months ended September 30, 2012 and $515,000 for the nine months ended September 30, 2011 due to increased issuances of stock-based awards. For additional information about stock-based compensation refer to “NOTE 9 —STOCK-BASED COMPENSATION” in this Form 10-Q.

Occupancy expense increased 63.3% or $1.9 million, to $4.9 million for the nine months ended September 30, 2012 from $3.0 million for the same period in 2011. The increase was related to building the infrastructure to support the growth of the Bank and the Berkshire acquisition in the third quarter of 2011.

Technology, communications, and bank operations expense was $2.0 million for the nine months ended September 30, 2012, an increase of 54.0% or $725,000, over $1.3 million in the same period of 2011. This increase was primarily due to an increase in technology requirements to account for loans acquired with deteriorated credit and general increases as a result of the Berkshire acquisition in the third quarter of 2011.

Professional services expense decreased to $2.5 million for the nine months ended September 30, 2012 when compared to $4.0 million for the same period of 2011. This decrease was primarily attributable to legal and consulting expenses incurred in 2011 related to regulatory filings and the Berkshire acquisition.

As a result of the postponement in May 2012 of our public offering of voting common stock, we recorded stock offering expenses of $1.4 million.

Other expenses increased by $2.2 million to $4.1 million for the nine months ended September 30, 2012 from $1.9 million during the same period in 2011. Loan origination expenses of $523,300, insurance expense of $503,000, combined with higher general expenses as a result of the Berkshire acquisition in the third quarter of 2011 contributed to the increase in other expenses.

Income Taxes

The income tax expense was $8.8 million and $299,000, respectively, for the nine months ended September 30, 2012 and 2011. The increase in the income tax provision was primarily due to the increase in net income before taxes of $23.9 million.

The effective tax rate for the nine months ended September 30, 2012 and 2011 was approximately 35 percent and 27 percent, respectively. The effective tax rate for the nine months ended September 30, 2012 was higher than the same period in 2011 due to non-taxable income having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

Financial Condition

General

We had total assets of $2.7 billion at September 30, 2012, a $576.6 million, or 27.8%, increase from total assets of $2.1 billion at December 31, 2011. Total liabilities were $2.4 billion at September 30, 2012, an increase of $462.8 million, or 24.0%, from total liabilities of $1.9 billion at December 31, 2011.

The major changes within our financial position occurred as the result of our expansion of mortgage warehouse loans, which increased by 71.7% or $444.3 million to $1.1 billion at September 30, 2012, from $619.3 million at December 31, 2011. During the third quarter of 2012, we elected the fair value option for certain warehouse lending transactions originated after July 1, 2012. As a result of this election, the new warehouse lending transactions were classified as “Loans held for sale” on the balance sheet. All of the qualified warehouse lending transactions on our balance sheet at September 30, 2012, were accounted for by the fair value option. Additionally, in the second quarter of 2012, we transferred all held-to-maturity securities to the available-for-sale category, leading to the subsequent sale of $257.6 million securities to fund loan growth. Net deposits grew by $765.0 million, and $295.0 million of short-term borrowed funds were repaid during the nine months ending September 30, 2012. For additional information about our election of the fair value option refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – The Fair Value Option” in this Form 10-Q.

The following table sets forth certain key condensed balance sheet data:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Cash and cash equivalents	$157,510	$73,570
Loans held for sale (including $1,063,666 of mortgage warehouse loans at fair value in 2012)	1,187,885	174,999
Investment securities, available for sale	130,705	79,137
Investment securities, held-to-maturity	0	319,547
Loans receivable not covered under FDIC Loss Sharing Agreements	976,134	1,215,117
Total loans receivable covered under FDIC Loss Sharing Agreements	110,965	126,276
Total loans receivable, net of the allowance for loan losses	1,062,125	1,326,361
Total assets	2,654,091	2,077,532

Total deposits	2,348,184	1,583,189
Federal funds purchased	0	5,000
Total other borrowings	36,000	331,000
Subordinated debt	2,000	2,000
Total liabilities	2,392,589	1,929,784
Total shareholders’ equity	261,502	147,748
Total liabilities and shareholders equity	2,654,091	2,077,532

Cash and Cash Equivalents

Cash and cash equivalents increased $83.9 million, or 114.1%, to $157.5 million at September 30, 2012 when compared to $73.6 million at December 31, 2011. Cash and cash equivalents consisted mainly of interest bearing balances at the Federal Reserve Bank and vault cash and cash items in the process of collection. Short-term funds on deposit with the Federal Reserve Bank increased $83.6 million from December 31, 2011 to September 30, 2012.

Investment Securities

In May 2012, we reclassified our $269 million held-to-maturity investment portfolio to available for sale. Due to the strong outlook for loan growth, falling interest rates and our recent decision to postpone our initial public offering of stock, we decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth. Subsequently, we sold $257.6 million of available-for-sale securities and realized a pre-tax gain of $8.8 million. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

Loans

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery and Delaware Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County, New York; and to a lesser extent in the surrounding markets. The loan portfolio is primarily comprised of commercial real estate, construction, and commercial and industrial loans. In addition, we have a mortgage warehouse product line that provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market either through a repurchase facility or the purchase of the underlying mortgages. For certain mortgage warehouse loans originated after July 1, 2012, we elected the fair value option. As a result of this election, the warehouse lending transactions were classified to “Loans held for sale” on the balance sheet.

Loans receivable, net, decreased by $264.2 million to $1.1 billion at September 30, 2012 from $1.3 billion at December 31, 2011. In the third quarter of 2012, qualified mortgage werehouse loans were not included in Loans receivable, net, due to our election of the fair value option for these loans; at December 31, 2011, mortgage werehouse loans were $619.3 million. Offsetting the decline in Loans receivable, net, were higher balances for commercial real estate, manufactured housing, and residential real estate of $254.4 million, $53.9 million, and $54.4 million, respectively. For additional information about our election of the fair value option refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – The Fair Value Option” in this Form 10-Q.

The composition of net loans receivable at September 30, 2012 and December 31, 2011 was as follows:

	2012	2011
	(Dollars in thousands)
Construction	$28,932	$37,926
Commercial real estate	45,724	48,789
Commercial and industrial	12,164	13,084
Residential real estate	20,278	22,465
Manufactured housing	3,867	4,012

Total loans receivable covered under FDIC Loss Sharing Agreements (1)	110,965	126,276

Construction	13,242	15,271
Commercial real estate	605,373	350,929
Commercial and industrial	76,641	69,736
Mortgage warehouse	9,321	619,318
Manufactured housing	158,457	104,565
Residential real estate	107,855	53,476
Consumer	2,451	2,211

Total loans receivable not covered under FDIC Loss Sharing Agreements	973,340	1,215,506

Total loans receivable	1,084,305	1,341,782

Deferred (fees) costs, net	2,794	(389)
Allowance for loan losses	(24,974)	(15,032)

Loans receivable, net	$1,062,125	$1,326,361

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout this Management’s Discussion and Analysis.

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

As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending division monitors these mortgage originator by obtaining financial and other relevant information to reduce these risks during the lending period.

Covered loans are monitored and evaluated in the same manner to address the provision of the loss sharing arrangements with the FDIC.

It is in the legacy and acquired construction and commercial real estate secured portion of the loan portfolio in which we are experiencing the most difficulty with delinquent and non-accrual loans. In September 2009, we tightened the underwriting policies for commercial real estate lending and construction lending. Although we believe that we have identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around may result in increased allocations of the Allowance for Loan Losses in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, and manufactured housing, at September 30, 2012, Customers Bancorp has no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk.

Credit Risk

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews. Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged when they are identified and to which provisions are added when it is appropriate. The allowance for loan losses is evaluated periodically as management deems appropriate. The provision for loan losses was $14.7 million and $6.6 million for the nine months ended September 30, 2012 and 2011, respectively. The allowance for loan losses was $25.0 million or 2.6% of total non-covered loans at September 30, 2012 and $15.0 million, or 1.2% of total non-covered loans, at December 31, 2011.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$16,118	$13,946	$15,032	$15,129
Loan charge-offs
Construction	475	0	2,666	1,069
Commercial real estate	283	182	1,426	4,389
Commercial and industrial	266	717	300	2,178
Residential real estate	365	4	565	109
Consumer and other	27	1	37	7

Total Charge-offs	1,416	904	4,994	7,752

Loan recoveries
Construction	3	0	3	2
Commercial real estate	33	72	83	78
Commercial and industrial	98	9	164	15
Residential real estate	0	0	5	0
Consumer and other	22	2	27	3

Total Recoveries	156	83	282	98

Total net charge-offs	1,260	821	4,712	7,654
Provision for loan losses	10,116	900	14,654	6,550

Balance at the end of the period	$24,974	$14,025	$24,974	$14,025

Net-charge-offs as a percentage of average non-covered loans	0.09%	0.10%	0.35%	1.07%

Asset Quality

We had impaired loans totaling $59.8 million at September 30, 2012, compared to $57.8 million at December 31, 2011. Non-accrual non-covered loans totaled $32.8 million at September 30, 2012, down from $37.7 million at December 31, 2011. We had net charge-offs of $1.3 million for the third quarter of 2012. Net charge-offs were $821,000 for the third quarter of 2011. For the nine months ended September 30, we had net charge-offs of $4.7 million for 2012 versus net charge-offs of $7.7 million for 2011. There was $3.6 million and $7.3 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at September 30, 2012 and December 31, 2011, respectively.

To better understand our asset quality and related reserve adequacy, we break our loan portfolio into two categories; loans that were originated and loans that were acquired. Management believes that this additional information will allow investors to better understand the risk in our portfolio and the various types of credit reserves that are available to support loan losses in the future. Originated loans are supported with allowance for loan loss reserves. Acquired loans are supported with allowance for loan losses, non-accretable difference fair value marks, and cash reserves as described below.

Originated Loans

Loans that the Bank has originated totaled $1.9 billion at September 30, 2012, or about 84.6% of total loans. Of these, $114.1 million represents loans that were originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative. At September 30, 2012, the loans originated prior to September 2009 include $21.6 million of non-performing assets (“NPAs”) or 96.0% of total NPAs for originated loans. Loans originated after September 2009, which total approximately $1.8 billion, include only $890,000 of NPAs.

The high level of non-performing loans (“NPLs”) in the Legacy Loan portfolio (17.5% NPL / Loans) are supported with $4.4 million of reserves, or about 3.8% of total Legacy Loans. The held for sale category in our newly originated portfolio includes $1.1 billion of warehouse loans and $124.2 million of mortgages. Held-for-sale loans are carried on our balance sheet at fair value or lower of cost or market, so an allowance for loan losses is not needed. Commercial loans and multifamily loans totaled $535.6 million and are supported with $4.2 million of allowance for loan losses. Consumer and mortgage loans totaled $73.6 million and are supported by $515,000 of allowance for loan losses.

Loan Type	Total Loans	Current	30-90 (a)	90 days+ and still accruing	Non Accrual (b)	Restructured (2)	OREO (c)	NPA (1) (b)+(c)	NPL(1) / Loans	NPA(1) / (Loans + OREO)
	(Dollars in thousands)
Originated Loans
Legacy	$114,120	$92,202	$1,294	$—	$20,016	$608	$1,624	$21,640	17.5%	18.7%
Warehouse — Construction loans	9,321	9,321	—	—	—	—	—	—	0.0%	0.0%
Loans held for sale	1,187,885	1,187,885	—	—	—	—	—	—	0.0%	0.0%
Multifamily	206,281	206,281	—	—	—	—	—	—	0.0%	0.0%
Manufactured Originated	2,872	2,860	12	—	—	—	—	—	0.0%	0.0%
Originated Loans Post 9/2009
Commercial Originated	329,678	328,656	132	—	890	—	—	890	0.3%	0.3%
Consumer/ Mortgage Originated	73,611	73,611	—	—	—	—	—	—	0.0%	0.0%

Total Originated Loans	1,923,768	1,900,816	1,438	—	20,906	608	1,624	22,530	1.1%	1.2%

Acquired Loans
Berkshire	80,571	69,328	1,721	—	9,522	—	1,601	11,123	11.8%	13.5%
Total FDIC — Covered	115,512	63,693	587	—	51,232	—	7,107	58,339	44.4%	47.6%
Total FDIC — Non Covered	19	19	—	—	—	—	—	—	0.0%	0.0%
Manufactured Housing 2010	86,772	81,992	3,642	—	273	865	—	273	0.3%	0.3%
Manufactured Housing 2011	13,154	5,952	1,115	—	6,031	56	367	6,398	45.9%	47.3%
Manufactured Housing 2012	61,233	57,022	2,738	1,473	—	—	—	—	0.0%	0.0%

Total Acquired Loans	357,261	278,006	9,803	1,473	67,058	921	9,075	76,133	18.8%	20.8%

Unallocated

Total Portfolio	2,281,029	2,178,822	11,241	1,473	87,964	1,529	10,699	98,663	3.9%	4.3%

Accounting Fair Value / Credit Marks / Costs Fees (3)	(6,045)	1,724	(244)		(7,525)	—

Quarter End Actual	$2,274,984	$2,180,546	$10,997	$1,473	$80,439	$1,529

(1)	Amount is gross of credit mark.
(2)	These represent restructured loans performing under their modified terms.
(3)	Numbers above the “Total Portfolio” line are contractual principal paymount amounts.

Acquired Loans

At September 30, 2012, we carried $357.3 million of acquired loans which was 15.7% of total loans. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions. At September 30, 2012, (i) 22.6% of acquired loans were from the Berkshire Bancorp acquisition, (ii) 33.3% of acquired loans were from FDIC assisted acquisitions, which have loss share protection of 80% of credit losses being covered by the FDIC, and (iii) 45.1% of acquired loans represented manufactured housing loans which were purchased from Tammac Holding Corporation, a consumer finance company. Of the loans purchased from Tammac prior to 2012, 86.8% were supported by a $4.1 million cash reserve which is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are covered with this reserve. We estimate that this cash reserve will be adequate to cover future losses and delinquent interest over the life of the portfolio. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay us the full payoff amount of a defaulted loan once the borrower vacates the property, which includes any principal, unpaid interest, or advances on the loans.

Most of the acquired loans were purchased at a discount. The price paid factored into management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook. Total NPAs in the acquired portfolio were $76.1 million, or 77.2% of total NPAs. Of this total, 76.6% have FDIC loss share protection (80% FDIC coverage of losses). At September 30, 2012, the FDIC-covered loans had $10.6 million of allowance for loan losses and $4.5 million of non-accretable difference fair value marks to support future credit losses. 11.3% of total NPAs were from loans related to the Berkshire acquisition, while 6.8% were from loans acquired from Tammac.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009. Management acquired these loans with the expectation that losses would be elevated, and therefore incorporated that expectation into the price paid. Management also created a Special Assets group that has a moajor focus on workouts for these acquired non-performing assets.

The following table summarizes our acquired and originated loan at September 30, 2012:

Loan Type	Total Loan	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves / Loans	Reserves / NPL
	(Dollars in thousands)
Originated Loans
Legacy	$114,120	$4,380	$—	$—	$4,383	3.8%	21.9%
Warehouse—Construction loans	9,321	70	—	—	70	0.8%	0.0%
Loans held for sale	1,187,885	—	—	—	—	0.0%	0.0%
Multifamily	206,281	1,031	—	—	1,031	0.5%	0.0%
Manufactured Originated	2,872	57	—	—	57	2.0%	0.0%
Originated Loans Post September 2009
Commercial Originated	329,678	3,193	—	—	3,193	1.0%	358.6%
Consumer/ Mortgage Originated	73,611	515	—	—	515	0.7%	0.0%

Total Originated Loans	1,923,768	9,246	—	—	9,246	0.5%	44.2%

Acquired Loans
Berkshire	80,571	4,268	(1,006)	—	3,261	4.0%	34.3%
Total FDIC—Covered	115,512	10,619	4,546	—	15,166	13.1%	29.6%
Total FDIC — Non Covered	19	—	—	—	—	0.0%	0.0%
Manufactured Housing 2010	86,772	700	—	4,092	4,792	5.5%	1758.5%
Manufactured Housing 2011	13,154	141	5,533	—	5,674	43.1%	94.1%
Manufactured Housing 2012	61,233	—	—	—	—	0.0%	0.0%

Total Acquired Loans	357,261	15,728	$9,073	4,092	28,893	8.1%	43.1%

Total Portfolio	$2,281,029	$24,971	$9,073	$4,092	$38,142	1.7%	43.4%

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at September 30, 2012 and December 31, 2011. Non-accruals loans decreased $4.9 million through September 30, 2012 when compared to December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans (1)	$32,793	$37,719
TDRs (2)	4,685	6,269

Non-performing non-covered loans	37,478	43,988
Other real estate owned	3,592	7,316

Non-performing non-covered assets	$41,070	$51,304

(1)	Net of credit marks.
(2)	Excludes TDRs performing in accordance with their modified terms totaling $1.5 million.

	September 30, 2012	December 31, 2011
Non-accrual non-covered loans to total non-covered loans	3.36%	3.10%
Non-performing, non-covered loans to total non-covered loans	3.84%	3.62%
Non-performing, non-covered assets to total non-covered assets	4.19%	4.20%
Non-accrual loans and 90+ days delinquent to total non-covered assets	3.35%	3.09%
Allowance for loan losses to:
Total non-covered loans	2.56%	1.24%
Non-performing, non-covered loans	66.64%	34.17%
Non-performing, non-covered assets	60.81%	29.30%

Customers Bancorp seeks to manage its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual covered loans (1)	$47,646	$45,213
Covered other real estate owned	7,107	6,166

Non-performing, covered assets	$54,753	$51,379

(1)	Net of credit marks.

Goodwill and other intangibles

During the third quarter of 2012, we retrospectively recognized an increase in goodwill of $1.1 million. The adjustment was recorded to the acquisition date of Berkshire Bank, September 2011. This measurement period adjustment is the result of new information about the facts and circumstances surrounding other real estate owned (OREO) properties and a specific customer’s loans acquired from Berkshire Bank. The acquisition method of accounting for business combinations under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (formerly FASB Statements No. 141(R)) requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period. We will recognize these measurement period adjustments retrospectively to comparative information in our financial statements. For additional information refer to “Note 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION – Berkshire Bancorp Acquisition: Measurement Period Adjustments” in this Form 10-Q.

Deposits

We offer a variety of deposit accounts, including checking, savings, money market and time deposits. Deposits are obtained primarily from within our service area and through wholesale and broker networks. These networks provide low cost funding alternatives to retail deposits and provide diversity to our sources of funds. Total deposits grew by 43.7% to $2.3 billion at September 30, 2012 from $1.6 billion at December 31, 2011. The increase in demand deposits of $370.4 million can be attributed to marketing and pricing promotions that we instituted in 2012 and the acquisition of Berkshire Bank in September 2011. Included in Time deposits $100,000 and over, are jumbo and wholesale certificates of deposits that increased by $356.0 million to $764.9 million at September 30, 2012.

The components of deposits were as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Demand, non-interest bearing	$213,229	$114,044
Demand, interest bearing	1,010,654	739,463
Savings	21,790	16,922
Time, $100,000 and over	764,873	408,853
Time, other	337,638	303,907

Total deposits	$2,348,184	$1,583,189

Capital Adequacy

Shareholders’ equity increased by $113.8 million to $261.5 million at September 30, 2012, from $147.7 million at December 31, 2011. The increase in equity was primarily the result of two common stock private offerings in the third quarter of 2012 that raised net proceeds of $94.8 million. Net income, unrealized gains on securities, and recognition of stock-based compensation increased equity by $16.3 million $1.1 million and $1.6 million, respectively, for the nine months ended September 30, 2012.

Customers Bancorp and the Bank are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At September 30, 2012, Customers Bancorp and the Bank met all capital adequacy requirements to which they were subject.

The capital ratios for the Bank and Customers Bancorp at September 30, 2012 and December 31, 2011 were as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
As of September 30, 2012:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$280,393	13.46%	≥	$166,707	≥	8.0%	≥	N/A		N/A
Customers Bank	$235,562	11.28%	≥	$167,005	≥	8.0%	≥	$208,756	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$254,540	12.21%	≥	$83,354	≥	4.0%	≥	N/A		N/A
Customers Bank	$209,709	10.05%	≥	$83,502	≥	4.0%	≥	$125,254	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$254,540	10.29%	≥	$98,933	≥	4.0%	≥	N/A		N/A
Customers Bank	$209,709	8.48%	≥	$98,910	≥	4.0%	≥	$123,637	≥	5.0%
As of December 31, 2011:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$157,702	11.13%	≥	$113,346	≥	8.0%	≥	N/A		N/A
Customers Bank	$152,755	10.78%	≥	$113,346	≥	8.0%	≥	$141,683	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$141,869	10.01%	≥	$56,673	≥	4.0%	≥	N/A		N/A
Customers Bank	$136,870	9.66%	≥	$56,673	≥	4.0%	≥	$85,010	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$141,869	7.37%	≥	$76,985	≥	4.0%	≥	N/A		N/A
Customers Bank	$136,870	7.11%	≥	$76,985	≥	4.0%	≥	$96,231	≥	5.0%

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

Our investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuances, deposits, principal and interest payments on loans, and other funds from operations. We also maintain borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. At September 30, 2012, our borrowing capacity with the Federal Home Loan Bank was $556.7 million of which $36.0 million was currently utilized in long-term borrowings. Furthermore, at September 30, 2012, our available borrowing capacity with the Federal Reserve Bank of Philadelphia was $112.9 million.

Net cash flows used in operating activities were $994.1 million were for the nine months ended September 30, 2012. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $1.0 million to cash flows used in operating activities. Investing activities provided net cash flows of $518.1 million for the nine months ended September 30, 2012, as proceeds less purchases from sales of investment securities contributed $198.4 million, and the net decrease in loans contributed $302.3 million. A $765.1 million net increase in deposits provided sufficient cash flows to repay $300.0 million in short-term borrowings, support operating and investing activities, and increase cash and cash equivalents by $83.9 million.

In May 2012, Customers Bancorp reclassified its $269 million held-to-maturity investment portfolio to available for sale. Due to the strong outlook for loan growth, falling interest rates and our recent decision to postpone our initial public offering of stock, we decided to proceed with this reclassification to provide liquidity and free up capital to deploy into loan growth. Subsequently, we sold $257.6 million of available-for-sale securities and realized a pre-tax gain of $8.8 million. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

In addition, in the third quarter of 2012, as part of an ongoing private offering of securities to accredited investors which is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, the Bancorp sold 7,111,819 shares of common stock which resulted in net proceeds of $94.8 million.

Overall, based on Customers Bancorp’s core deposit base and available sources of borrowed funds, management believes that Customers Bancorp has adequate resources to meet its short-term and long-term cash requirements within the foreseeable future.

Other Information

Regulatory Matters and Pending Legislation

In 2008, the U.S. financial system and broader economy faced the most severe financial crisis since the Great Depression. The crisis threatened the stability of the financial system and contributed to the failure of numerous financial institutions, including some large, complex financial institutions. In response to the crisis, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which became law on July 21, 2010. The act includes numerous reforms to strengthen oversight of financial services firms and consolidate certain consumer protection responsibilities within the Bureau of Consumer Financial Protection, commonly known as the Consumer Financial Protection Bureau (CFPB). Although the Dodd-Frank Act exempts small institutions, such as community banks and credit unions, from several of its provisions, and authorizes federal regulators to provide small institutions with relief from certain regulations, it also contains provisions that will impose additional restrictions and compliance costs on these institutions. Determining which provisions will affect the Bancorp is difficult, because the impact may depend on how agencies implement certain provisions through their rules, and many of the rules needed to implement the act have not been finalized.

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

At September 30, 2012, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2011 Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at September 30, 2012.

During the quarter ended September 30, 2012, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Although from time to time, Customers Bancorp is involved in various legal proceedings in the normal course of business there are no material legal proceedings to which it is a party or to which it is subject.

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

During the nine months ended September 30, 2012, the Bancorp granted to certain officers, directors and employees options to purchase an aggregate of 31,668 shares of the Bancorp’s common stock under the 2010 Stock Option Plan and restricted stock units to acquire 517,186 shares of its common stock under the Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan and the Bonus Recognition and Retention Program. The Bancorp received no consideration for these awards. The Bancorp believes that these awards were not subject to the registration requirements of Section 5 of the Securities Act, as amended (the “Securities Act”), as the issuance without payment of any consideration therefore does not constitute a “sale” under Section 2(3) of the Securities Act. The Bancorp also believes these issuances would be exempt under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering with no advertising or general solicitation being employed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and between Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

10.1	Form of Voting Agreement entered into with the various directors and executive officers of CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

10.2	Form of Stock Purchase Agreement used in Customers Bancorp’s July and August 2012 private placement of voting common stock, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on October 22, 2012

10.3	Stock Purchase Agreement, dated as of August 17, 2012, by and between Customers Bancorp, Inc. and S.J. Finance Investment Fund, L.P., incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on October 22, 2012

10.4	Securities Purchase Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 17, 2012

10.5	Registration Rights Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on September 17, 2012

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly caused this authorized.

Customers Bancorp, Inc.

November 14, 2012	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

November 14, 2012	By:	/s/ James D. Hogan
	Name:	James D. Hogan
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and between Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

10.1	Form of Voting Agreement entered into with the various directors and executive officers of CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

10.2	Form of Stock Purchase Agreement used in Customers Bancorp’s July and August 2012 private placement of voting common stock, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on October 22, 2012

10.3	Stock Purchase Agreement, dated as of August 17, 2012, by and between Customers Bancorp, Inc. and S.J. Finance Investment Fund, L.P., incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on October 22, 2012

10.4	Securities Purchase Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 17, 2012

10.5	Registration Rights Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on September 17, 2012

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.