Form 10-K
period 2012-12-31
Customers Bancorp, Inc.
filed 2013-03-18
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $121,890,576 as of June 29, 2012, based upon the closing price quoted on the OTC Pink Sheets for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2013, 13,791,016 shares of Voting Common Stock and 4,691,897 shares of Class B Non-Voting Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Joint Proxy Statement/Prospectus to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 29, 2013 are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

Customers Bancorp, Inc. (“the Bancorp”), may from time to time make written or oral “forward-looking statements,” including statements contained in the Bancorp’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in our reports to shareholders and in other communications by Customers Bancorp, which are made in good faith by Customers Bancorp pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to Customers Bancorp’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risk and uncertainties, and are subject to change based on various factors (some of which are beyond Customers Bancorp’s control). The words “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” or “anticipates” or the negative thereof or comparable terminology, or discussion of strategy that involve risks and uncertainties, identify forward looking statements which generally are not historical in nature. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based on various assumptions that may not prove to be correct.

In addition to the risks described in the “Risk Factors” section of this Form 10-K, important factors to consider and evaluate in such forward-looking statements include:

•	Changes in the external competitive market factors that might impact results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under the federal prompt corrective action regulations;

•	Changes in business strategy or an inability to execute strategy due to the occurrence of unanticipated events;

•	Ability to identify potential candidates for, and consummate, acquisition or investment transactions;

•	Failure to complete any or all of the transactions described herein on the terms currently contemplated;

•	Local, regional and national economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing and classified assets and charge-offs;

•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in our capital structure resulting from future capital offerings or acquisitions;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and saving habits;

•	Technological changes;

•	The ability to increase market share and control expenses;

•	Volatility in the credit and equity markets and its effect on the general economy;

•	Changes due to capital requirements under Basel III;

•

Effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Our ability to integrate contemplated and future acquisition targets may be unsuccessful, or may be more difficult, time-consuming or costly than expected; and

•	Material differences in the actual financial results of merger and acquisition activities compared with expectations.

These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond our control. Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this document and the attachments hereto. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to, the dates of those documents.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

PART I

Item 1.	Business

Unless we state otherwise or the context otherwise requires, references in this Form 10-K to “Customers Bancorp” refer to Customers Bancorp, Inc., a Pennsylvania corporation, and references to “we,” “our,” “us” and the “Bancorp” refer to Customers Bancorp and its consolidated subsidiaries for all periods on or after September 17, 2011 and Customers Bank for all periods before September 17, 2011. References in this Form 10-K to “Customers Bank” or the “Bank” refer to Customers Bank, a Pennsylvania state chartered bank and wholly owned subsidiary of Customers Bancorp. All share and per share information have been retrospectively restated to reflect the Reorganization (as defined below), including the three for one consideration (i.e., each three shares of Customers Bank was exchanged for one share of Customers Bancorp) used in the reorganization.

Business Summary

Customers Bancorp, Inc. (“Customers Bancorp”), through our wholly-owned subsidiary Customers Bank, provides financial products and services to small businesses, not-for-profits and consumers through its fourteen branches in Southeastern Pennsylvania (Bucks, Berks, Chester and Delaware Counties), Rye, New York (Westchester County) and Hamilton, New Jersey (Mercer County). Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its mortgage warehouse business. At December 31, 2012, Customers Bancorp had total assets of $3.2 billion, including net loans (including held-for-sale loans) of $2.7 billion, total deposits of $2.4 billion, and shareholders’ equity of $269.5 million.

Our strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. We differentiate ourselves from our competitors through our focus on exceptional customer service supported by state of the art technology. Our primary customers are privately held businesses, professional customers and not-for-profits. We also focus on certain low-cost, low-risk specialty lending segments such as multi-family/commercial real estate lending and warehouse lending. Our lending is funded by deposits from our branch model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service. We also create franchise value through our disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Superior enterprise risk management is an important part of the strategies we initiate.

Our management team consists of experienced banking executives led by our Chairman and Chief Executive Officer, Jay Sidhu, who joined Customers Bank in June 2009. Mr. Sidhu brings 38 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, most of the members of our current management team joined us following Mr. Sidhu’s arrival in 2009 and have extensive experience working together at Sovereign with Mr. Sidhu. This team has significant experience in building a banking organization, completing and integrating mergers and acquisitions, and developing valuable community and business relationships in our core markets.

Background and History

Customers Bancorp was incorporated in Pennsylvania in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which Customers Bank became a wholly owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011. Pursuant to the Reorganization, all of the issued and outstanding shares of Voting Common Stock and Class B Non-Voting Common Stock of Customers Bank were exchanged on a three-to-one basis for shares of Voting Common Stock and Class B Non-Voting Common Stock, respectively, of Customers Bancorp. Customers Bancorp’s corporate headquarters are located at 1015 Penn Avenue, Wyomissing, Pennsylvania 19610. The main telephone number is (610) 933-2000.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

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

Executive Summary

Our Markets

Market Criteria

We look to grow organically as well as through selective acquisitions in our current and prospective markets. We believe there is significant opportunity to both enhance our presence in our current markets and enter new complementary markets that meet our objectives. We focus on markets that we believe are characterized by some or all of the following:

•	Population density;

•	Concentration of business activity;

•	Attractive deposit bases;

•	Large market share held by large banks;

•	Advantageous competitive landscape that provides opportunity to achieve meaningful market presence;

•	Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions;

•	Potential for economic growth over time;

•	Management experience in the applicable markets.

Current Markets

Our current markets are broadly defined as the greater Philadelphia region and Berks County in Pennsylvania, Mercer County, New Jersey and Southeastern New York. The table below describes certain key statistics regarding our presence in these markets as of June 30, 2012:

Market	Deposit Market Share Rank	Offices	Deposits (in millions)	Deposit Market Share
Philadelphia-Camden-Wilmington, PA, NJ, DE,	26	8	$995.8	0.22%
Berks County, PA	6	4	466.5	5.42
Mercer County, NJ	17	1	214.4	1.68
Westchester County, NY	22	1	253.3	0.51

Source: FDIC Website as of June 30, 2012

We believe that these markets have highly attractive demographic, economic and competitive dynamics that are consistent with our objectives and favorable to executing our organic growth and acquisition strategy.

Prospective Markets

Our organic growth strategy focuses on expanding market share in our existing and contiguous markets by generating deposits, loan and fee based services through high touch personalized service supported by state of the art technology for our commercial, consumer, not for profit and specialized lending markets. Our acquisition strategy primarily focuses on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Virginia and New England, where such acquisitions further our objectives and meet our critical success factors. As we evaluate potential acquisition opportunities, we believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden.

Our Competitive Strengths

•

Experienced and respected management team. An integral element of our business strategy is to capitalize on and leverage the prior experience of our executive management team. The management team is led by our Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, most of the members of our current management team have extensive experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer of Customers Bank, Warren Taylor, President of Community Banking for Customers Bank, and James D. Hogan, Chief Financial Officer of Customers Bancorp. During their tenure at Sovereign, the team established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. In addition, our warehouse lending group is led by Glenn Hedde, who brings more than 23 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

•

Unique Asset Generation Strategy. We focus on local market lending combined with relatively low-risk specialty lending segments. Our local market asset generation provides various types of business lending products and consumer lending products, such as mortgage loans and home equity loans. We have also established a multi-family and commercial real estate product line that is focused on the Mid-Atlantic region. The strategy is to focus on refinancing existing loans with conservative underwriting and to keep costs low. Through the multi-family and commercial real estate product, we earn interest income, fee income and generate commercial deposits. We also maintain a specialty lending business, warehousing lending, which is a national business where we provide liquidity to non-depository mortgage companies to fund their mortgage pipelines. Through the warehouse lending business, we earn interest income, and generate core deposits, and earn fees.

•

Attractive risk profile. We have sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. We have also formed a special assets department to both manage our covered assets portfolio and to review our other classified and non-performing assets. As at December 31, 2012, approximately 12.2% of our loans (by dollar amount) were acquired loans and all of those loans were adjusted to their estimated fair values. Additionally, 4.0% of our loans and 50.6% of our other real estate owned (“OREO”) (each by dollar amount) are covered by a loss sharing arrangement with the FDIC in which the FDIC will reimburse us for 80% of our losses on these assets.

Please refer to the Asset Quality tables regarding legacy and acquired loans appearing on page 59 in the Management Discussion and Analysis section.

•

Superior Community Banking Model. We expect to drive organic growth by employing our “concierge banking” strategy, which provides specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows us to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture and mobile banking, results in a competitive advantage over larger institutions, which we believe contributes to the profitability of our franchise and allows us to generate core deposits. Our “high tech, high touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing our operating costs.

•

Acquisition Expertise. The depth of our management team and their experience working together and successfully completing acquisitions provides us with unique insight in identifying and analyzing potential markets and acquisition targets. Our team’s experience, which includes the acquisition and integration of over 30 institutions, as well as numerous branch acquisitions, provide us a substantial advantage in pursuing and consummating future acquisitions. Additionally, we believe our strengths in structuring transactions to limit our risk, our experience in the financial reporting and regulatory process related to troubled bank acquisitions, and our ongoing risk management expertise, particularly in problem loan workouts, collectively enable us to capitalize on the potential of the franchises we acquire. With our depth of operational experience in connection with completing merger and acquisition transactions, we expect to be able to integrate and reposition acquired franchises cost-efficiently and with a minimum disruption to customer relationships.

We believe our ability to operate efficiently is enhanced by our centralized risk management structure, our access to attractive labor and real estate costs in our markets, and an infrastructure that is unencumbered by legacy systems. Furthermore, we anticipate additional expense synergies from the integration of our recent acquisitions, which we believe will enhance our financial performance.

Acquisitions

Since July 2010, we have completed three acquisitions, two of which were FDIC-assisted transactions, and have entered into two agreements for acquisitions that are currently expected to take place during 2013. We believe we have structured acquisitions that limit our credit risk, which has positioned us for attractive risk-adjusted returns. The consummation of the expected acquisitions is contingent upon a number of conditions including, but not limited to, receipt of various regulatory approvals. A summary of these acquisitions appears below.

2010 Acquisitions

FDIC-Assisted Transaction: USA Bank Acquisition

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

Concurrently with the acquisition of USA Bank, the FDIC agreed to absorb a portion of all future credit losses and workout expenses through loss sharing agreements that cover certain legacy assets, including the entire loan portfolio and other real estate owned. At July 9, 2010, the covered assets consisted of assets with a book value of $126.7 million. The total UPB of the covered assets at July 9, 2010 was $159.2 million. Customers Bank acquired other USA Bank assets that are not covered by the loss sharing agreements with the FDIC including cash and certain investment securities purchased at fair market value. The loss sharing agreements do not apply to subsequently acquired, purchased or originated assets. Customers Bank entered into this transaction to expand its franchise into a lucrative new market, accrete its book value per share and add significant capital.

Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the loss sharing agreements.

Customers Bank has received an aggregate of $18.8 million from the FDIC in reimbursements under the loss sharing agreements for claims filed for losses incurred through December 31, 2012.

FDIC-Assisted Transaction: ISN Bank Acquisition

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

Concurrently with the acquisition of ISN Bank, the FDIC agreed to absorb a portion of all future credit losses and workout expenses through loss sharing agreements that cover certain legacy assets, including the entire loan portfolio and other real estate owned. At September 17, 2010, the covered assets consisted of assets with a book value of $52.6 million. The total UPB of the covered assets at September 17, 2010 was $58.2 million. Customers Bank acquired other ISN Bank assets that are not covered by the loss sharing agreements with the FDIC including cash, certain investment securities purchased at fair market value and other tangible assets. The loss sharing agreements do not apply to subsequently acquired, purchased or originated assets. Customers Bank entered into this transaction to enhance book value per share, add capital and enter the New Jersey market in a more efficient manner than de novo expansion. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the loss sharing agreements.

Customers Bank has received an aggregate of $6.4 million from the FDIC in reimbursements under the ISN loss sharing agreements for claims filed for losses incurred through December 31, 2012.

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

2011 Acquisition

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

Berkshire Bancorp’s operating results are included in our financial results from the date of acquisition.

Acquisition of Manufactured Housing Loans

During the years 2010, 2011, and 2012, we purchased manufacturing housing loans from Tammac Holding Corporation (“Tammac”). These purchases were opportunistic purchases and may not be indicative of future strategies or purchases.

On August 6, 2010, we purchased from Tammac Holding Corporation (“Tammac”) a $105.8 million manufactured housing loan portfolio for a purchase price of $105.8 million. These loans were supported by a cash reserve balance of $10.5 million at date of purchase, that covers all current losses and delinquent interest, and is maintained in a demand deposit account at the Bank.

On September 30, 2011, we purchased from Tammac $19.3 million of manufactured housing loans and a 1.50% interest only strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac for a total purchase price of $13 million.

On July 24, 2012, the Bancorp paid $63.2 million to acquire manufactured housing loans from Vanderbilt Mortgage and Finance Inc. at par. These loans were originated by Tammac Holding Corporation, and secure the interest only strip security that was purchased in September 2011. The loans carry an 11.3% coupon rate, where Tammac earns a 2.0% servicing fee and also retains the rights to a 2.0% IO Strip in relation to this pool of loans. The full recourse for losses on the July 2012 loan purchase resides with Tammac.

2013 Acquisition Agreements

Consummation of the following transactions is contingent upon a number of conditions including, but not limited to, receipt of various regulatory approvals.

Acacia Federal Savings Bank Acquisition

On June 21, 2012, the Bancorp announced the entry into a definitive agreement to acquire Acacia Federal Savings Bank (Acacia) located in Falls Church, Virginia from two subsidiaries of Ameritas Mutual Holding Company (Ameritas). Acacia serves the metro Washington, D.C. market. Pursuant to the terms of the agreement, the Bancorp will acquire 100% of the stock of Acacia from Ameritas Mutual Holding Company for a total purchase price of $65.0 million to be paid in Cash of $10.3 million and Voting Common Stock (resulting in a 4.9% voting ownership interest in the Bancorp), Class B Non-Voting Common Stock (resulting in up to 14.9% total common ownership interest (voting and non-voting, taking into account outstanding securities convertible into common stock) in the Bancorp), and Perpetual Non-Cumulative Preferred Stock, Series C (with an aggregate liquidation value of $65.0 million minus the value of the Common Stock and Class B Non-Voting Common Stock to be issued in the acquisition). The Bancorp expects to issue its Voting Common Stock and Class B Non-Voting Common Stock at 115% of

GAAP book value at the time of closing. It is likely that the regulatory authorities will require a change in the composition of the consideration in the Acacia transaction, including the elimination of the Series C Preferred Stock, and a reduction in the level of Voting Common Stock to be issued to the sellers.

The Bancorp will not be acquiring any non-performing loans, other real estate owned or other assets that it deems to possess higher risk. In addition, the Bancorp will not be responsible for any severance obligations, charges associated with the early termination of the O.S.I. technology contract or lease termination charges on Acacia’s corporate headquarters beyond one year. The closing is currently expected to take place during the first half of 2013.

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

The acquisition of CMS will enhance the Bancorp’s New York franchise. Closing of the CMS Bancorp merger, which is subject to regulatory approval, customary closing conditions and the approval of CMS Bancorp’s stockholders, is currently expected to occur in 2013.

New England Commercial Lending Loan Purchase

On February 6, 2013, we announced the entry into a definitive agreement to acquire certain commercial loans from Michigan based Flagstar Bank. Under the terms of the agreement, Customers Bank will acquire $187.6 million in commercial loan commitments, of which $150.9 million is currently outstanding. As part of the agreement, and subject to receipt of customary third-party consents, Customers Bank will also assume the leases for two of Flagstar’s commercial lending offices, one in Boston, MA and one in Providence, RI. The purchase price is 98.7% of loans outstanding and the transaction is expected to close within the first quarter of 2013.

Segments

Customers Bancorp has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

Products

We offer a broad range of traditional banking products and financial services to our commercial and consumer customers in Philadelphia and the Suburban Philadelphia Counties, Berks County, Pennsylvania, Central New Jersey and Southeastern New York. Subsequent to the close of our acquisitions of Acacia FSB, CMS and the New England commercial loan portfolio, our business will also cover the areas of Northern Virginia, Westchester NY and Boston, Massachusetts. We offer an array of lending products to cater to our customers’ needs, including small business loans, mortgage warehouse loans, multi-family and commercial real estate loans, residential mortgage loans and consumer loans. We also offer traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and cash management services. With our purchase of Acacia FSB in 2013, we expect to increase our origination of mortgage loans, sell them into the secondary market, and then provide servicing of these loans. We estimate that approximately 90 percent of our total loan originations will be eligible for sale through U.S. government-sponsored entities (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac, and Ginnie Mae).

Lending Activities

We focus our lending efforts to the following lending areas:

•	Commercial Lending – Includes Business Banking commercial and industrial, Small Business, including small business administration (SBA) loans, and Multi-family Commercial Real Estate lending;

•	Specialty Lending – Warehouse Lending;

•	Consumer Lending – Local market mortgage lending and home equity lending; and

•	Mortgage banking – Origination, servicing and packaging of mortgage loans for sale to investors.

Commercial Lending

The Bank’s commercial lending is divided into three distinct groups: Multi-family/Commercial real estate, Business Banking and Small Business Banking. This division is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.

The Business Banking lending group focuses on companies with annual revenues ranging from $5.0 million to $50.0 million, which typically have credit requirements between $0.5 million and $10.0 million. This division is serviced by very experienced local relationship managers or private bankers who are supported by a centralized credit function.

The Small Business Banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated Small Business relationship managers. The support administration of the platform for this segment is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for our sales force, ensuring we have small business experts in place providing appropriate financial solutions to the small business owners in our communities. A division approach focuses on industries that offer us high asset quality and are deposit rich to drive profitability.

The goal of our multi-family lending group is to build a portfolio of high quality multi-family and commercial real estate loans within our covered markets, while cross selling our other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the year ended December 31, 2012, we originated and closed $291.9 million of multi-family loan commitments, or $542.6 million including the multi-family loan commitments above.

As of December 31, 2012, 2011, and 2010, we had $1,023.3 million, $535.7 million, and $330.6 million, respectively, in commercial loans outstanding, composing approximately 37.0%, 35.3%, and 37.6%, respectively, of our total loan portfolio, which includes loans held for sale. During the year ended December 31, 2012, we originated and closed $250.7 million of commercial loans and commitments.

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

As of December 31, 2012, 2011, and 2010, outstanding loans in our warehouse lending portfolio totaled $1.4 billion, $794 million, and $386.1 million, respectively, composing approximately 52.4%, 52.3%, and 44.0%, respectively, of our total loan portfolio, which includes loans held for sale. During the year ended December 31, 2012 and 2011, we funded $19.5 billion of mortgage loans under warehouse facilities.

Consumer Lending

We plan to expand our product offerings in real estate secured consumer lending. We do not offer indirect automobile loans, unsecured loans, student loans or credit cards. Initially, we provide home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, focusing on FICO scores 720 and higher, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in our efforts to grow total relationship revenues for our consumer households. These areas also support our commitment to lower and moderate income families in our market area.

As of December 31, 2012, 2011 and 2010, we had $131.4 million, $28.1 million, and $54.4 million respectively, in consumer loans outstanding, composing 4.8%, 5.1%, and 6.2%, respectively, of our total loan portfolio, which includes loans held for sale. During the year ended in December 31, 2012, we originated and closed $67.3 million of consumer loans.

Mortgage Banking

The bank has aggressively recruited new leadership in the mortgage banking group which was formed in 2012. This leadership is committed to building a state of the art Mortgage Banking platform using best in class practices. These will include a paperless origination system coupled with an unparalleled product offering. This will enable the Bank to give a level of service to our customers that is not only unique, but creates value for our customers as well as the Bank. We are committed to providing value to our shareholders through enhanced technology solutions while serving our community.

Customers Bank expects to open multiple loan production offices to support the growth of the mortgage banking platform. These offices will allow the bank to penetrate markets that were underserved by the Bank’s current branch locations. The implementation of our secondary marketing group, coupled with the Bank’s increased loan production is expected to result in significant growth in earnings in the group.

We do not have a program for originating subprime loan products, or reverse mortgages. We estimate that approximately 90% of our mortgage banking loan originations will be eligible for sale through U.S. government-sponsored entities.

Private Banking

Beginning in 2013, Customers Bank will introduce a Private Banking model for our commercial clients in the major markets within our geographical footprint. This unique model will provide unparalleled service to our customers through our in-market team of experienced private bankers. Acting as a single-point-of-contact for all the banking needs of our commercial clients, these private bankers will deliver the whole bank – not only to our clients, but to their families, their management teams, and their employees, as well. With a world-class suite of sophisticated cash management products, these private bankers will deliver on our “high tech, high touch” strategy and provide real value to our mid-market Commercial clients.

We expect to open our first private banking office in Manhattan in the second quarter of 2013, eventually, all of our markets will be served by private bankers.

Deposit Products and Other Funding Sources

We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Using our high touch supported by high tech model, we have experienced significantly higher above average growth in core deposits in all of our markets.

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

Many competitors are significantly larger than Customers Bank, and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers Bank is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers Bank’s larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers Bank competes for business principally on the basis of high quality, personal service to customers, customer access to Customers Bank’s decision makers, and competitive interest and fee structure. Customers Bank also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet banking, and the convenience of concierge banking.

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

Geographic Information

The geographic information required by Item 101(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended, is impracticable for the Bancorp to calculate; however, the Bancorp does not believe that a material amount of revenues in any of the last three years was attributable to customers outside of the United States, nor does it believe that a material amount of its long-lived assets, in any of the past three years, was located outside of the United States.

Employees

As of December 31, 2012, Customers Bank had 242 full-time and 13 part-time employees.

Available Information

Our internet website is at www.customersbank.com. Information on our website is not part of this Annual Report on Form 10-K. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our website as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission (“SEC”). We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

SUPERVISION AND REGULATION

GENERAL

We are subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking and Securities and, as a member of the Federal Reserve System, by the Federal Reserve Board. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates it charges and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

PENNSYLVANIA BANKING LAWS

Pennsylvania banks that are Federal Reserve members may establish new offices only after approval by the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Approval by these regulators can be subject to a variety of factors, including the convenience and needs of the community, whether the institution is sufficiently capitalized and well managed, issues of safety and soundness, the institution’s record of meeting the credit needs of its community, whether there are significant supervisory concerns with respect to the institution or affiliated organizations, and whether any financial or other business arrangement, direct or indirect, involving the proposed branch and bank “insiders” (directors, officers, employees and 10%-or-greater shareholders) which involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.

Under the Pennsylvania Banking Code, we are permitted to branch throughout Pennsylvania. Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the Pennsylvania Department of Banking and Securities. The Pennsylvania Banking Code also imposes restrictions on payment of dividends, as well as minimum capital requirements.

On October 24, 2012, Pennsylvania enacted three new laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the new law, which applies to our bank subsidiary, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.

The new law also permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department to assess civil money penalties of up to $25,000 per violation.

The new law also sets a new standard of care for bank officers and directors, applying the same standard that exists for non-banking corporations in Pennsylvania. The standard is one of performing duties in good faith, in a manner reasonably believed to be in the best interests of the institutions and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Directors may rely in good faith on information, opinions and reports provided by officers, employees, attorneys, accountants, or committees of the board, and an officer may not be held liable simply because he or she served as an officer of the institution.

Interstate Branching. Federal law allows the Federal Reserve and FDIC, and the Pennsylvania Banking Code allows the Pennsylvania Department of Banking and Securities, to approve an application by a state banking institution to acquire interstate branches. For more information on federal law, see the discussion under “Federal Banking Laws – Interstate Branching” that follows.

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

Under the Interstate MOU, the activities of branches we established in New Jersey or New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the

Pennsylvania Department of Banking and Securities. In the event that the Pennsylvania Department of Banking and Securities and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the Pennsylvania Department of Banking and Securities and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

FEDERAL BANKING LAWS

Interstate Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (called the “Interstate Act”), among other things, permits bank holding companies to acquire banks in any state. A bank may also merge with a bank in another state. Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the Bank. Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of less than all of the branches of an insured bank by an out-of-state bank or bank holding company without the acquisition of an entire bank, only if the law of the state in which the branch is located permits. Under the Interstate Act, branches of state-chartered banks that operate in other states are covered by the laws of the chartering state, rather than the host state. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created a more permissive interstate branching regime by permitting banks to establish branches de novo in any state if a bank chartered by such state would have been permitted to establish the branch. For more information on interstate branching under Pennsylvania law, see “Pennsylvania Banking Laws – Interstate Branching” above.

Prompt Corrective Action. Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

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

The risk-based guidelines require all banks and bank holding companies to maintain two “risk-weighted assets” ratios. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.0%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.0%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

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

The Federal Reserve Board’s “leverage” ratio rules require member banks which are rated the highest in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of “Tier 1” capital to “adjusted total assets” of not less than 3.0%. For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.0% to 5.0%, or higher at the discretion of the Federal Reserve Board, and is required to be at a level commensurate with the nature of the level of risk of Customers Bancorp, Inc.’s condition and activities.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common shareholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.

As of December 31, 2012 and 2011, management believes that the Bank and Bancorp meet all capital adequacy requirements to which they are subject. For additional information on the Company’s regulatory ratios, refer to “NOTE 17 – REGULATORY MATTERS” in this Form 10-K.

New Proposed Capital Rules

In September 2010, the oversight body of the Basel Committee on Banking Supervision announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

In November 2012, the Federal Reserve delayed the January 2013 effective date of Basel III’s proposed bank capital buffer rules, and did not provide a substitute date for effectiveness. This U.S. Regulator approved proposal would substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank bill was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. Among many other provisions, the legislation:

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

•

created a new Consumer Financial Protection Bureau within the U.S. Federal Reserve, which has substantive rule-making authority over a wide variety of consumer financial services and products, including the power to regulate unfair, deceptive, or abusive acts or practices;

•	permitted state attorney generals and other state enforcement authorities broader power to enforce consumer protection laws against banks;

•

authorized federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation’s financial system;

•

granted the U.S. government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions, such as bank holding companies, that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation;

•	gave the FDIC substantial new authority and flexibility in assessing deposit insurance premiums, which may result in increased deposit insurance premiums for us in the future;

•	increases the deposit insurance coverage limit for insurable deposits to $250,000 generally, and removes the limit entirely for transaction accounts;

•	permitted banks to pay interest on business demand deposit accounts;

•	extended the national bank lending (or loans-to-one-borrower) limits to other institutions like us;

•

prohibited banks subject to enforcement action such as a memorandum of understanding from changing their charter without the approval of both their existing charter regulator and their proposed new charter regulator; and

•	imposed new limits on asset purchase and sale transactions between banks and their insiders.

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

Deposit Insurance Assessments. Our deposits are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Act”). Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like us, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios.

On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2011, ranging from 2.5 to 45 basis points of Tier I capital.

As of December 31, 2012, Customers Bank’s initial base assessment rate was 14.96 basis points based upon being adequately capitalized and other factors.

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

Memorandum of Understanding

As a result of a March 31, 2009 regulatory examination prior to the arrival of new management, Customers Bank entered into an August 2009 Memorandum of Understanding (“MOU”) with our regulators that called for a back-up Bank Secrecy Act officer and employee training, and precluded us from declaring or paying dividends that would cause our capital ratios to fall below the higher of the minimum levels for a “well capitalized” classification under Prompt Corrective Action standards or the internal ratios set in our capital plan, or redeeming our stock or issuing debt with maturity greater than one year without prior regulatory approval. The MOU required us to update plans relating to earnings and capital improvement, management and board oversight, credit risk management and liquidity risk, to enhance pre-purchase analysis of investment securities, and to revise to our allowance for loan and lease losses methodology by November 15, 2009. Based on full compliance with the MOU, notice that the MOU was terminated was provided on June 27, 2012.

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

We are required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to us, to Customers Bank or to any other subsidiary or on the condition that the customer not obtain other credit or service from a competitor of us, Customers Bank, or any other subsidiary.

The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board.

Item 1 A.	Risk Factors

Risks Related to Our Banking Operations

Our level of assets categorized as doubtful, substandard or special mention exposes us to increased lending risk. If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, our earnings could decrease.

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the financial condition and cash flows of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the discount on the loan at the time of its acquisition;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

At December 31, 2012, our allowance for loan losses totaled $25.8 million, which represents 1.20% of total loans not covered under the Loss Sharing Agreements with the FDIC. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and loans covered under the Loss Sharing Agreements that did not exhibit evidence of deterioration in credit quality on the acquisition date and the probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. Loans covered under the Loss Sharing Agreements totaled $107.5 million at December 31, 2012. In determining the amount of the allowance for loan losses, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance.

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

We intend to continue emphasizing the origination of commercial lending and specialty lending, including mortgage warehouse financing. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.

We currently operate a residential mortgage business but plan to dramatically expand to originate, sell and service residential mortgage loans in the future. When we do, changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.

On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While FHLB announced on February 22, 2012 that a dividend would be paid and capital stock repurchase would resume, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB. There is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2012, we held $24.6 million of FHLB capital stock.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of December 31, 2012, the fair value of our investment securities portfolio was approximately $129.1 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs or support earnings growth unless we maintain sufficient liquidity.

We need adequate liquidity to fund our balance sheet growth in order for us to be able to successfully grow our revenues, make loans and to repay deposit and other liabilities as they become due or are demanded by customers. This would require us to seek third party funding or other sources of liquidity. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding which is defined as wholesale deposits (primarily certificates of deposit and money market accounts) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2012 represented approximately 35.8% of total funding compared with approximately 17.6% at December 31, 2011. Wholesale funding generally costs more than deposits generated from our traditional branch system and is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity policy limits. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of wholesale funding sources, we might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans. This in turn might reduce our future net income. The amount loaned to us is generally dependent on the value of the collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB, the Federal Reserve Board or correspondent banks would have an adverse effect on our liquidity and profitability.

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

We expect to depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 48.3% of our deposit base as of December 31, 2012 is time deposits, the large majority of which we acquired, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of them currently pay interest at above-market rates. During the 12 months following December 31, 2012, $806.9 million of our time deposits are scheduled to mature.

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

We have had periods in which we experienced operating losses, including in 2009, portions of 2010 and the first quarter of 2011. Although we made a profit for the years of 2011 and 2012, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by any increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

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

The geographic concentration in the Northeast and Mid Atlantic region makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.

Our loan and deposit activities are largely based in the Northeast and Mid Atlantic regions. As a result, our financial performance depends largely upon economic conditions in this region. This region has recently experienced deteriorating local economic conditions and a continued downturn in the regional real estate market that could harm our financial condition and results of operations because of the geographic concentration of loans within this region and because a large percentage of the loans are secured by real property. If there is further decline in real estate values, the collateral for our loans will provide less security. As a result, the ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans. Additionally, a significant portion of our loan portfolio is invested in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on rental income.

Economic conditions may affect the tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, the tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected. All of these factors could increase the amount of non-performing loans, increase our provision for loan losses and reduce our net income.

Our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years.

Additionally, we may restructure originated or acquired loans if we believe the borrowers are likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. For our originated loans, if interest rates or other terms are modified subsequent to extension of credit or if terms of an existing loan are renewed because a borrower is experiencing financial difficulty and a concession is granted, we may be required to classify such action as a troubled debt restructuring (which we refer to in this Annual Report on Form 10-K as “TDR”). With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by (1) reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or (2) extension of the maturity date. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured loan, the loan would be placed on non-accrual status and written down to the underlying collateral value less estimated selling costs.

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

We believe that the implementation of our strategy will depend in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our Chief Executive Officer and President have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.

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

Like other financial services institutions, our asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact the value of financial instruments held by us.

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

Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest bearing liabilities, falling interest rates would reduce net interest income.

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets and liabilities, loan and investment securities portfolios and our overall results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Adverse changes in the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.

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

In addition, we provide our customers with the ability to bank remotely, including online, over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

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

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Bancorp’s operations, net income or reputation.

The Bancorp regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others. This information is necessary for the conduct of the Bancorp’s business activities, including the ongoing maintenance of deposit, loan, investment management and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of the Bancorp’s products and services. In addition to confidential information regarding its customers, employees and others, the Bancorp compiles, processes, transmits and stores proprietary, non-public information concerning its own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Bancorp.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of the Bancorp’s operational or information security systems, or those of the Bancorp’s third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Bancorp’s systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Bancorp.

If this confidential or proprietary information were to be mishandled, misused or lost, the Bancorp could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were erroneously provided to parties who are not permitted to have the information, either by fault of the systems or employees of the Bancorp, or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on the Bancorp’s behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.

Although the Bancorp employs a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed. Additionally, as information security risks and cyber threats continue to evolve, the Bancorp may be required to expend additional resources to continue to enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

Our directors and executive officers can influence the outcome of shareholder votes and, in some cases, shareholders may have no opportunity to evaluate and affect the investment decision regarding a potential investment or acquisition transaction.

As of December 31, 2012, the directors and executive officers of Customers Bancorp as a group owned a total of 718,685 shares of Voting Common Stock, 20,833 shares of Class B Non-Voting Common Stock, and exercisable options or warrants to purchase up to an additional 286,584 shares of Voting Common Stock, which potentially gives them, as a group, the ability to control approximately 7.1% of the issued and outstanding Voting Common Stock. In addition, directors of Customers Bank who are not directors of Customers Bancorp own an additional 206,576 shares of Voting Common Stock and exercisable options or warrants to purchase up to an additional 12,324 shares of Voting Common Stock and exercisable options or warrants to purchase up to an additional 21,190 shares of Voting Common Stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 8.7% of the issued and outstanding Voting Common Stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more target institutions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of Voting Common Stock. Accordingly, you may not have an opportunity to evaluate and affect the investment decision regarding potential investment or acquisition transactions.

We intend to engage in acquisitions of other businesses from time to time. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity. Our acquisition activities could involve a number of additional risks, including the risks of:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received; and

•	risk of significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.

Additionally, in evaluating potential acquisition opportunities we may seek to acquire failed banks through FDIC-assisted acquisitions. While the FDIC may, in such acquisitions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses, and providing indemnification against certain liabilities, of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institutions.

Depending on the condition of any institutions or assets that are acquired, any acquisition may, at least in the near term, materially adversely affect our capital and earnings and, if not successfully integrated following the acquisition, may continue to have such effects. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on levels of reported net income, return on equity and return on assets, and the ability to achieve our business strategy and maintain market value.

We are subject to certain risks related to FDIC-assisted acquisitions.

The success of past FDIC-assisted acquisitions, and any FDIC-assisted acquisitions in which we may participate in the future, will depend on a number of factors, including our ability to:

•	fully integrate, and to integrate successfully, the branches acquired into bank operations;

•	limit the outflow of deposits held by new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted acquisitions;

•	retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	effectively compete in new markets in which we did not previously have a presence;

•	successfully deploy the cash received in the FDIC-assisted acquisitions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	retain and attract the appropriate personnel to staff the acquired branches; and

•	earn acceptable levels of interest and Non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches (as is often the case with FDIC-assisted acquisitions), there may be higher than average levels of service disruptions that would cause inconveniences or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integrating the acquired branches could present unique challenges and opportunities because of the nature of the transactions. Integration efforts will also likely divert our management’s attention and resources. It is not known whether we will be able to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted acquisitions. We may also encounter unexpected difficulties or costs during integration that could materially adversely affect our earnings and financial condition. Additionally, we may be unable to compete effectively in the market areas previously served by the acquired branches or to manage any growth resulting from FDIC-assisted acquisitions effectively.

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

Pursuant to the Purchase and Assumption Agreements we signed in connection with our FDIC-assisted acquisitions of USA Bank and ISN Bank (“Purchase and Assumption Agreements”), we are the beneficiary of loss sharing arrangements with the FDIC (the “Loss Sharing Agreements”) that call for the FDIC to fund a portion of its losses on a majority of the assets acquired in connection with the transactions. Our ability to recover a portion of losses and retain the loss sharing protection is subject to compliance with certain requirements imposed on us in the Purchase and Assumption Agreements. The requirements of the Loss Sharing Agreements relate primarily to loan servicing standards concerning the assets covered by the Loss Sharing Agreements (the “Covered Assets”), as well as obtaining the consents of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss sharing benefits. For example, FDIC approval will be required for any merger we undertake that would result in the pre-merger shareholders of such entity owning less than sixty-six and two/thirds percent (66.66%) of the equity of the surviving entity.

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

In such instances in which the consent of the FDIC is required under the Purchase and Assumption Agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable. There can be no assurance that the FDIC will grant its consent or condition its consent on terms that we find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, this may cause us not to engage in a corporate transaction that might otherwise benefit shareholders or to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of the Loss Sharing Agreements with the FDIC.

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

We plan to open approximately four to six new branches each year over the next few years in and around our target markets of southeastern Pennsylvania, New Jersey, New York, Maryland, Connecticut, Virginia and Delaware. These plans may change. The opening of new branches is subject to regulatory approvals. We cannot predict whether the banking regulators will agree with our growth plans or if or when they will provide the necessary branch approvals. Numerous factors contribute to the performance of a new branch, such as the ability to select a suitable location, competition, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. The initial cost, including capital asset purchases, for each new branch to open would be in a range of approximately $200,000 to $250,000. Additionally, there can be no assurance that any of these new branches will ever become profitable. During the period of time before a branch can become profitable, operating a branch will negatively impact net income.

To the extent that we are unable to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic loan growth. While loan growth has been strong and our loan balances have increased over the past two fiscal years, much of this growth has come from our warehouse lending business. This business tends to be volatile and we have seen strong growth due to the low interest rate environmental and strong refinancing activity. If the bank is unsuccessful with diversifying its loan originations, our results of operations and financial condition could be negatively impacted.

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

We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Thus, our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, we could be materially and adversely affected. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the integration process, the anticipated benefits of the particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes and cost projections, or at all. We may also not be able to preserve the goodwill of an acquired financial institution.

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

We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	the quantity and complexity of previously consummated acquisitions;

•	the managerial resources of the applicant and the bank(s) involved;

•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to in this prospectus as the “CRA”);

•	the effectiveness of the applicant in combating money laundering activities; and

•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.

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

The success of future transactions will depend on our ability to successfully identify and consummate acquisitions of banking franchises that meet our investment objectives. Because of the intense competition for acquisition opportunities and the limited number of potential targets, we may not be able to successfully consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

Our acquisition history should be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. As conditions change, we may prove to be unable to execute our acquisition strategy, which would materially and adversely affect us. The success of future transactions will depend on our ability to successfully identify and consummate transactions with target banking franchises that meet our investment objectives. There are significant risks associated with our ability to identify and successfully consummate these acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

We will generally establish the pricing of transactions and the capital structure of banking franchises to be acquired by us on the basis of financial projections for such banking franchises. In general, projected operating results will be based on the judgment of our management team. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with our acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect us.

We may suffer losses due to minority investments in other financial institutions or related companies.

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

Some institutions we could acquire may have distressed assets and there can be no assurance that we will be able to realize the value predicted from these assets or that we will make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

The decline in real estate values in many markets across the United States and weakened general economic conditions may result in increases in delinquencies and losses in the loan portfolios and other assets of financial institutions that we acquire in amounts that exceed initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, asset values may be impaired, in the future due to factors that cannot currently be predicted, including significant deterioration in economic conditions and further declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions acquired and of our business as a whole. Further, as a registered bank holding company, if we acquire bank subsidiaries, they may become subject to cross-guaranty liability under applicable banking law. If we do so and any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other subsidiaries. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets of target institutions, even if it is determined to be in our best interests to do so. The institutions we will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

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

Risks Relating to the Regulation of Our Industry

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our Voting Common Stock. For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation – Changes in Laws, Regulations or Policies and the Dodd-Frank Act.”

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.

We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the Deposit Insurance Fund (the “DIF”), these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.

The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

A capital injection may be required at times when we do not have the resources to provide it and therefore we may be required to borrow the funds or raise additional equity capital from third parties. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its indebtedness. Any financing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may not be available on attractive terms, or at all, which likely would have a material adverse effect on us.

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules on U.S. banks is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum tier 1 capital, and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.

In November 2012, the Federal Reserve delayed the January 2013 effective date of Basel III’s proposed bank capital buffer rules, and did not provide a substitute date for effectiveness. This U.S. Regulator approved proposal would substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Customers Bancorp, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is not known at this time how any new standards will ultimately be applied to us and any bank subsidiaries.

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

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

Even if an established trading market develops, the market price of our Voting Common Stock may be highly volatile, which may make it difficult for shareholders to sell their shares of our Voting Common Stock at the volume, prices and times desired. There are many factors that may impact the market price of our Voting Common Stock, including, without limitation:

•	general market conditions, including price levels and volume;

•	national, regional and local economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•	our actual or projected financial condition, liquidity, results of operations, cash flows and capital levels;

•	changes in, or failure to meet, our publicly disclosed expectations as to our future financial and operating performance;

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

In addition, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiaries can pay to us as its holding company without regulatory approval. See “Market Price of Common Stock and Dividends – Dividends on Voting Common Stock” below for further detail regarding restrictions on our ability to pay dividends.

We may issue additional shares of our common stock in the future which could adversely affect the value or voting power of the Voting Common Stock.

Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our Voting Common Stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our Voting Common Stock could also significantly dilute the voting power of your Voting Common Stock. In 2012, we issued 7,111,819 shares of Voting Common Stock. Additionally, it is currently anticipated that we will issue approximately 3,255,000 shares of Voting Common Stock in connection with the Acacia acquisition, and also an approximate additional 1,100,000 shares of Voting Common Stock in connection with the CMS transaction.

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

Except for Stock Option Agreements with certain investors as described below under “Outstanding Options Granted to Unaffiliated Institutional Investors,” we are not required to offer any additional equity securities to existing holders of our Voting Common Stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of Voting Common Stock and such issuances or the perception of such issuances may reduce the market price of our Voting Common Stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Voting Common Stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our Voting Common Stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our Voting Common Stock.

Future issuances of debt or equity securities, which would rank senior to our Voting Common Stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing holders of Voting Common and may be senior to our Voting Common Stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our Voting Common Stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before holders of our Voting Common Stock. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity, cash flows and results of operations.

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

The FDIC’s policy statement imposing restrictions and criteria on private investors in failed bank acquisitions will apply to us and our investors.

On August 26, 2009, the FDIC issued a policy statement imposing restrictions and criteria on private investors in failed bank acquisitions. The policy statement is broad in scope and both complex and potentially ambiguous in its application. In most cases it would apply to an investor with more than 5% of the total voting power of an acquired depository institution or its holding company, but in certain circumstances it could apply to investors holding fewer voting shares. The policy statement will be applied to us if we make additional failed bank acquisitions from the FDIC or if the FDIC changes its interpretation of the policy statement or determines at some future date that it should be applied because of our circumstances.

Investors subject to the policy statement could be prohibited from selling or transferring their interests for three years. They also would be required to provide the FDIC with information about the investor and all entities in the investor’s ownership chain, including information on the size of the capital fund or funds, its diversification, its return profile, its marketing documents, and its management team and business model. Investors owning 80% or more of two or more banks or savings associations would be required to pledge their proportionate interests in each institution to cross-guarantee the FDIC against losses to the Deposit Insurance Fund.

Under the policy statement, the FDIC also could prohibit investment through ownership structures involving multiple investment vehicles that are owned or controlled by the same parent company. Investors that directly or indirectly hold 10% or more of the equity of a bank or savings association in receivership also would not be eligible to bid to become investors in the deposit liabilities of that failed institution. In addition, an investor using ownership structures with entities that are domiciled in bank secrecy jurisdictions would not be eligible to own a direct or indirect interest in an insured depository institution unless the investor’s parent company is subject to comprehensive consolidated supervision as recognized by the Federal Reserve and the investor enters into certain agreements with the U.S. bank regulators regarding access to information, maintenance of records and compliance with U.S. banking laws and regulations. If the policy statement applies, we (including any failed bank we acquire) could be required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of 3 years, and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors. Bank subsidiaries also may be prohibited from extending any new credit to investors that own at least 10% of our equity.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The table below summarizes our leases of branch and office properties, by county, as of December 31, 2012. We do not currently own any real property.

Bank Branches
County	State	Leased
Berks (1)	PA	4
Bucks	PA	3
Chester (2)	PA	3
Delaware	PA	2
Mercer	NJ	1
Westchester	NY	1

		14

Administrative Offices
County	State	Leased
Berks (3)	PA	4
Bucks (6)	PA	1
Chester (2)	PA	2
Mercer (4)	NJ	1
Westchester (5)	NY	1

		9

(1)	Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition. The lease on this location expires in 2015.
(2)	Includes the corporate headquarters of Customers Bank and a full service branch located in a freestanding building at 99 Bridge St., Phoenixville, PA 19460, wherein we lease approximately 23,176 square feet on 3 floors. The lease on this location expires in 2022. Also includes the lease of 5,523 square feet of property at 513 Kimberton Road in Phoenixville, Pennsylvania where we maintain a full service commercial bank branch and corporate offices. The lease on this location expires in 2014.
(3)	Includes the corporate headquarters of Customers Bancorp and a full service branch located at 1015 Penn Avenue, Wyomissing, PA. The leased space covers a total of 9,604 square feet. This lease expires in 2015. Also, includes the administrative offices for the corporate lending group which is housed within the Exeter branch location and two other administrative offices for Company personnel. The Exeter lease expires in 2021 while the two leases on the administrative offices expire in 2013.
(4)	We lease 7,327 square feet of space in Hamilton, New Jersey from which we conduct our mortgage warehouse and retail lending activities. The lease on this location expires in 2019.
(5)	Represents administrative offices for Company personnel. The lease on this location expires in 2022.
(6)	Represents administrative offices for Company personnel. The lease on this location expires in 2017.

The Bank branch locations, which range in size from approximately 2,300 to 7,500 square feet, have leases on these locations which expire between 2013 and 2022.

The total minimum cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $181,000 per month.

Item 3.	Legal Proceedings

Neither the Bancorp nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Trading Market for Voting Common Stock

There is no established public trading market for our Voting Common Stock or Class B Non-Voting Common Stock as further described in “Item 1A. Risk Factors – Risks Relating to Our Voting Common Stock – There is currently no public market for our Voting Common Stock and an active, liquid market for our Voting Common Stock may not develop” beginning at page 30 of this Form 10-K. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities.

Market Price of Voting Common Stock

As of March 12, 2012, there were: (1) approximately 739 shareholders of record of our Voting Common Stock and approximately 13 shareholders of record of our Class B Non-Voting Common Stock; and (2) 13,767,605 outstanding shares of our Voting Common Stock and 4,691,897 outstanding shares of our Class B Non-Voting Common Stock.

The below chart shows the high and low sale prices of our Voting Common Stock known by management to have occurred, or bid quotations on the OTC Pink Sheets, for the periods from January 1, 2011 through December 31, 2012. These quotations reflect interdealer prices, without retail mark-up, mark downs or commission and may not represent actual transactions. Prices for March 31, 2011 and June 30, 2011 have been restated to reflect the three for one consideration paid pursuant to the reorganization.

Quarter ended	High (1)	Low (1)
December 31, 2012	$18.25	$13.00
September 30, 2012	14.00	13.99
June 30, 2012	12.00	12.00
March 31, 2012	12.00	12.00
December 31, 2011	13.50	13.50
September 30, 2011	—	—
June 30, 2011	15.00	13.20
March 31, 2011	16.50	14.40

(1)	There are no brokerage firms that are active market makers in our Voting Common Stock or Class B Non-Voting Common Stock. Consequently, information on current stock trading prices is not readily available. There may have been additional transactions of which management is unaware, and such transactions could have occurred at higher or lower prices. The current trading symbol of our Voting Common Stock on the Pink Sheets is “CUUU”. The last reported sale on the OTC Pink Sheets occurred on March 12, 2013 at $16.50 per share.

Dividends on Voting Common Stock

Neither Customers Bancorp nor Customers Bank has paid any cash dividends on its shares of common stock. We follow a policy of retaining earnings, if any, to increase our net worth and reserves and intend to continue to do so over the next few years. We have not historically declared or paid dividends on our Voting Common Stock and we do not expect to do so in the near future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to Voting Common Stock, and other factors deemed relevant by our board of directors. Presently, for the reasons described below, Customers Bank is not authorized to pay cash dividends on its shares.

Dividend payments made by Customers Bank to its shareholders are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the Federal Reserve Board.

The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of such bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of a bank is less than fifty percent of the amount of capital, no dividend may be declared or paid without the prior approval of the Pennsylvania Department of Banking and Securities until such surplus is equal to fifty percent of such bank’s capital.

Under the Federal Reserve Act, if losses have at any time been sustained by a bank equal to or in excess of its undivided profits then on hand, no dividend is permitted; no dividends can be paid in an amount greater than a bank’s net profit less losses and bad debts. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of such bank’s net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve Board and the Pennsylvania Department of Banking and Securities each has the authority under the Federal Reserve Act to prohibit the payment of cash dividends by a bank when it determines such payment to be an “unsafe or unsound banking practice” under the then existing circumstances.

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

Registration of Shares Issued in Private Offerings

On February 4, 2013, we registered for resale on Form S-3 with the Securities and Exchange Commission, 5,683,060 shares of Voting Common Stock, and 2,413,603 shares of Class B Non-Voting Common Stock. These shares were previously issued in the following private placements: a September 20, 2012 private placement in which we sold and issued an aggregate of 4,223,674 shares of our Voting Common Stock and 1,847,755 shares of our Class B Non-Voting Common Stock to certain investors pursuant to a stock purchase agreement; the July and August 2012 sales and issuances of an aggregate of 1,040,386 shares of our Voting Common Stock to certain investors in private placements pursuant to stock purchase agreements; and a September 30, 2011, private placement in which we sold and issued 419,000 shares of our Voting Common Stock and 565,848 shares of our Class B Non-Voting Common Stock to one investor pursuant to a stock purchase agreement.

Registration of Shares to be Offered to Employees in Employee Benefit Plans

On February 8, 2013, we registered on Form S-8 2,500,000 shares of our Voting Common Stock to be issued pursuant to awards and grants, under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, 3,333,000 shares of Voting Common Stock to be issued pursuant to awards and grants under the Customers Bancorp, Inc. 2010 Stock Option Plan, and 500,000 shares of Voting Common Stock to be issued pursuant to awards and grants under the Customers Bancorp, Inc. Bonus Recognition and Retention Program.

Recent Sales of Unregistered Securities

Below is a chart that provides information relating to all unregistered offers of securities by us in 2012. The number of securities referenced is as of the date of issuance in the applicable offering. These offers and sales were made solely to accredited investors as defined by Rule 501 of Regulation D promulgated under the Securities Act, pursuant to an exemption from registration under Rule 506 of Regulation D, and no advertising or general solicitation was employed.

OFFERING	TYPES AND NUMBERS OF SECURITIES SOLD	AGGREGATE PURCHASE PRICE PAID OR OTHER CONSIDERATION GIVEN FOR SECURITIES	DATE OF COMPLETION OF OFFERING	TYPES OF INVESTORS
September 2012 Private Placement	4,223,678 shares of Voting Common Stock	$80,750,062, net of fees of $4,250,000	September 20, 2012	Accredited and Institutional Investors

1,847,755 shares of Class B Non-Voting Common Stock

July and August 2012 Private Placements	1,040,386 shares of Voting Common Stock	$13,835,938, net of fees of $719,062	August 31, 2012	Accredited and Institutional Investors including certain Customers Bancorp Directors

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2012 concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted- Average Exercise Price Of Outstanding Options ($)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)
Equity Compensation Plans Approved By Security Holders (1)	2,569,948	(1)	$12.49	(2)	3,370,557	(3)(4)

Equity Compensation Plans Not Approved By Security Holders	N/A		N/A		N/A

(1)	Includes shares of our common stock that may be issued upon the exercise of awards granted under the 2004 Plan and the 2010 Stock Option Plan and the BRRP. Also includes 23,411 shares to be issued in February 2013 under the 2004 Plan as compensation to Bancorp and Bank directors for services rendered.
(2)	Calculation does not include restricted stock units and stock awards for which, by definition, there exists no exercise price.
(3)	Includes shares of our common stock underlying awards that may be granted under the 2004 Plan and the 2010 Plan. However, due to the limitation of only awarding 15% of any stock issuances by us under the 2010 Plan, only 595,482 shares can be issued as of December 31, 2012 under the 2010 Plan (instead of the 1,428,882 included in the table above which is based upon the 3,333,333 share maximum authorization under the 2010 Plan). See “Executive Compensation – Amended and Restated 2010 Stock Option Plan” in our proxy statement for more details on this 15% limitation.
(4)	This amount does not include securities available for future issuance under the BRRP as there is no specific number of shares reserved under this plan. By its terms, the plan limits the award of restricted stock units to the amount of the cash bonuses paid to the participants in the BRRP. See “Executive Compensation – Bonus Recognition and Retention Program” in our proxy statement for more details.

Item 6.	Selected Financial Data

Customers Bancorp, Inc. and Subsidiaries

The following table presents Customers Bancorp’s summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report. Certain amounts reported in this table have been reclassified to conform to the 2012 presentation. These reclassifications did not significantly impact Bancorp’s financial position or results of operations.

	2012	2011 (1)	2010 (2)	2009	2008
	(dollars in thousands, except per share information)
For the Year ended December 31,
Interest income	$93,543	$61,245	$30,907	$13,486	$15,502
Interest expense	21,761	22,464	11,546	6,336	8,138
Net interest income	71,782	38,781	19,361	7,150	7,364
Provision for loan losses	16,271	9,450	10,397	11,778	611
Bargain purchase gains on acquisitions	0	0	40,254	0	0
Total non-interest income (loss), excluding bargain purchase gains	31,230	13,424	5,416	1,043	(350)
Total non-interest expense	50,651	36,886	26,168	9,650	7,654
Income (loss) before taxes	36,090	5,869	28,466	(13,235)	(1,251)
Income tax expense (benefit)	12,272	1,835	4,731	0	(426)
Net income (loss)	23,818	4,034	23,735	(13,235)	(825)
Net income (loss) attributable to common shareholders	23,818	3,990	23,735	(13,235)	(825)
Basic earnings (loss) per share (3)	1.78	0.40	3.78	(10.98)	(1.23)
Diluted earnings (loss) per share (3)	1.73	0.39	3.69	(10.98)	(1.23)
At Period End
Total assets	$3,201,234	$2,077,532	$1,374,407	$349,760	$274,038
Cash and cash equivalents	186,016	73,570	238,724	68,807	6,295
Investment securities (4)	129,093	398,684	205,828	44,588	32,061
Loans held for sale (6)	1,439,889	174,999	199,970	0	0
Loans receivable not covered by Loss Sharing Agreements with the FDIC (5)	1,216,941	1,215,117	514,087	230,258	223,752
Allowance for loan losses	25,837	15,032	15,129	10,032	2,876
Loans receivable covered by Loss Sharing Agreements with the FDIC (5)	107,526	126,276	164,885	0	0
FDIC loss sharing receivable (5)	12,343	13,077	16,702	0	0
Deposits	2,440,818	1,583,189	1,245,690	313,927	237,842
Borrowings	471,000	331,000	11,000	0	0
Shareholders’ equity	269,475	147,748	105,140	21,503	16,849
Tangible common equity (8)	265,786	144,043	105,140	21,503	15,869
Selected Ratios and Share Data
Return on average assets	1.02%	0.24%	3.40%	(4.69)%	(0.30)%
Return on average equity	12.69%	3.06%	41.29%	(65.35)%	(4.98)%
Book value per share (3)	$14.60	$13.02	$12.52	$11.68	$25.00
Tangible book value per common share (3)(8)	$14.40	$12.69	$12.52	$11.68	$23.54
Common shares outstanding (3)	18,459,502	11,347,683	8,398,014	1,840,902	673,693
Net interest margin	3.26%	2.47%	2.76%	2.62%	2.82%
Equity to assets	8.42%	7.11%	7.65%	6.14%	6.15%
Tangible common equity to tangible assets (8)	8.31%	6.95%	7.65%	6.14%	5.79%
Tier 1 leverage ratio – Customers Bank	7.74%	7.11%	8.67%	6.68%	6.21%
Tier 1 leverage ratio – Customers Bancorp	9.30%	7.37%	n/a	n/a	n/a
Tier 1 risk-based capital ratio – Customers Bank	8.50%	9.66%	19.65%	9.76%	7.87%
Tier 1 risk-based capital ratio – Customers Bancorp	10.23%	10.01%	n/a	n/a	n/a
Total risk-based capital ratio – Customers Bank	9.53%	10.78%	21.14%	11.77%	10.50%
Total risk-based capital ratio – Customers Bancorp	11.26%	11.13%	n/a	n/a	n/a
Asset Quality – Non-covered Assets (5)
Non-performing loans	$26,502	$33,259	$27,055	$19,150	$7,175
Non-performing loans to total non-covered loans	2.18%	2.74%	5.26%	8.32%	3.21%
Other real estate owned	$4,005	$7,316	$1,906	$1,155	$1,519
Non-performing assets	30,507	40,575	28,961	20,305	8,694
Non-performing non-covered assets to total non-covered assets	2.50%	3.32%	5.61%	5.81%	3.17%
Allowance for loan losses to total non-covered loans (7)	1.20%	1.24%	2.94%	4.36%	1.29%
Allowance for loan losses to non-performing non-covered loans (7)	55.03%	45.20%	55.92%	52.39%	40.08%
Net charge-offs	$5,466	$9,547	$5,250	$4,622	$195
Net charge-offs to average non-covered loans	0.45%	1.10%	1.41%	2.04%	0.09%
Asset Quality – Covered Assets (5)
Non-performing loans	$10,504	$6,993	$8,084	$0	$0
Non-performing loans to total covered loans	22.69%	16.72%	9.18%	0.00%	0.00%
Other real estate owned	$4,109	$6,166	$5,342	$0	$0
Non-performing assets	14,613	13,159	13,426	0	0
Non-performing assets to total covered assets	13.09%	9.94%	7.89%	0.00%	0.00%

(1)	On September 17, 2011, we completed our acquisition of Berkshire Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.

(2)	During the third quarter of 2010, we acquired two banks in FDIC assisted transactions. All transactions since the acquisition dates are included in our consolidated financial statements.
(3)	Effective September 17, 2011, Customers Bank reorganized into the holding company structure pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for common stock of Customers Bancorp. All share and per share information for periods prior to the reorganization has been restated retrospectively to reflect the reorganization.
(4)	Includes available-for-sale and held-to-maturity investment securities.
(5)	Certain loans and other real estate owned (described as “covered”) acquired in the two FDIC assisted transactions in 2010 are subject to loss sharing agreements between Customers Bank and the FDIC. If certain provisions within the loss sharing agreements are maintained, the FDIC will reimburse Customers Bank for 80% of the unpaid principal balance and certain expenses. A loss sharing receivable was recorded based upon the credit evaluation of the acquired loan portfolio and the estimated periods for repayments. Loans receivable and assets that are not subject to the loss sharing agreement are described as “non-covered”.
(6)	In 2012, loans held for sale includes $1,248,935 of mortgage warehouse loans at fair value.
(7)	Allowance for loan losses used for this calculation excludes the portion related to purchased credit-impaired (“PCI”) loans of $11.3 million in 2012.
(8)	Our selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include tangible common equity and tangible book value per common share and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, we believe the use of these non-GAAP measures provides additional clarity when assessing our financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. We calculate tangible common equity by excluding preferred stock and goodwill from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding.

A reconciliation of shareholders’ equity to tangible common equity is set forth below.

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)

Shareholders’ equity	$269,475	$147,748	$105,140	$21,503	$16,849
Less:
Preferred stock	0	0	0	0	(980)
Intangible assets	(3,689)	(3,705)	0	0	0

Tangible common equity	$265,786	$144,043	$105,140	$21,503	$15,869

Shares outstanding	18,460	11,348	8,398	1,841	674

Book value per share	$14.60	$13.02	$12.52	$11.68	$25.01
Less: effect of excluding intangible assets and preferred stock	(.20)	(0.33)	0	0	(1.45)

Tangible book value per share	$14.40	$12.69	$12.52	$11.68	$23.56

Total assets	$3,201,234	$2,077,532	$1,374,407	$349,760	$274,038
Less: intangible assets	(3,689)	(3,705)	0	0	0

Total tangible assets	$3,197,545	$2,073,827	$1,374,407	$349,760	$274,038

Equity to assets	8.42%	7.11%	7.65%	6.15%	6.15%
Less: effect of excluding intangible assets and preferred stock	(0.11)	(0.16)	0	0	(0.36)

Tangible common equity to tangible assets	8.31%	6.95%	7.65%	6.15%	5.79%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management Discussion and Analysis in conjunction with “Business – Executive Summary” and our consolidated financial statements and related notes for the year ended December 31, 2012. Certain amounts reported in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications did not significantly impact Bancorp’s financial position or results of operations.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES” to our audited financial statements.

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

The following is a summary of the policies we recognize as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Available for Sale Securities, Fair Value, Accounting for Purchase Credit Impaired (PCI) Loans, FDIC Receivable for Loss, and Deferred Income Taxes.

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

Substantially all of the Bank’s acquired loans are PCI loans. Estimates of cash flows expected to be collected for PCI loans are updated each reporting period. If the Bank has probable decreases in expected cash flows to be collected after acquisition, the Bank charges the provision for loan losses and establishes an allowance for loan losses.

Stock-Based Compensation. We recognize compensation expense for share-based awards in accordance with FASB Accounting Standards Codification (“ASC”) 718 Compensation – Stock Compensation. Expense related to stock option awards is based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. We utilize the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price of the option, the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on our stock, and the current risk-free interest rate for the expected life of the option. Our estimate of the fair value of a stock option is based on expectations derived from our limited historical experience and may not necessarily equate to our market value when fully vested.

Unrealized Gains and Losses on Securities Available for Sale. We receive estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage backed securities and U.S. government agency securities. We use various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or, for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with securities that management does not intend to sell, and more likely than not that we will be required to sell prior to maturity or market price recovery, are not considered to be other than temporary as of December 31, 2012 and December 31, 2011, because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (“PCI”) loans are loans that were purchased in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and non-accrual status, borrower credit scores and recent loan to value percentages. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance unless the loan type is excluded from its scope.

The fair value of loans with evidence of credit deterioration are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.

PCI loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, the Company re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on PCI loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as non-accrual loans; however, when the timing and amounts of expected cash flows for PCI loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans. Charge-offs are not recorded on PCI loans until actual losses exceed the estimated losses that were recorded as purchase accounting adjustments at acquisition date.

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

Deferred Income Taxes. The Bancorp provides for deferred income taxes on the liability method whereby tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Accounting Changes

The Fair Value Option

We elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short term nature of the transaction and its inherent credit risk. This adoption is in accordance with the parameters established by Accounting Standards Codification (“ASC”) 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, new warehouse lending transactions are classified as “Loans held for sale” on the balance sheet. The interest income from the warehouse lending transactions is classified in “Interest Income – Loans receivable, taxable, including fees” on the income statement. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since under ASC 825, the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

Change in Accounting Estimates

Estimates of cash flows from purchased credit-impaired (“PCI”) loans were revised during the third quarter of 2012 due to conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, interest income is based on an acquired loan’s expected cash flows. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software is a more precise quantification of future cash flows than the analysis that was previously calculated manually. Upon conversion to the new software, acquisition date loan values were loaded into the system and the new software calculated their fair values using its complex valuation model. Conversion to the new system was completed in September 2012. To adjust the acquisition date loan balances recorded on Customers Bank’s books to the amounts calculated by the new software, approximately $4.4 million was recognized in other non-interest income in the third quarter of 2012. The revised valuation for the PCI acquisition date loan balances due to the conversion to the new software is accounted for prospectively as a change in accounting estimate.

When converting to the new software system, we were required to calculate the estimated cash flows from the various acquisition dates of the PCI loans through the date the software was implemented as it was impracticable to perform these calculations on a monthly or quarterly basis. In the third quarter of 2012, approximately $4.5 million was recognized in interest income related to this change. The impact of the revised valuation of cash flows for the PCI loan activity due to the conversion to the new software is accounted for prospectively as a change in accounting estimate.

Also during the third quarter of 2012, we re-estimated the cash flows for the PCI loans using current data. The re-estimated expected cash flows decreased from prior estimated cash flows. Consistent with ASC 310-10’s fundamental premise that a decrease in expected cash flows results in accrual of a loss contingency and should not result in a change in yield, we evaluated the adequacy of the allowance for loan losses for PCI loans and determined that an additional provision for loan losses of $7.5 million was appropriate. In the future, we will re-estimate the cash flows on the PCI loans on a quarterly basis, and adjustments, if any, are not expected to have a material impact on future earnings.

As a result of the changes in estimates, net income for the year ended December 31, 2012 increased by $900,000, net of tax, and basic and diluted earnings increased by $0.07 per share.

Background and Reorganization

Customers Bancorp was formed in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which Customers Bank became a wholly-owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011. Pursuant to the Reorganization, all of the issued and outstanding shares of Voting Common Stock and Class B Non-Voting Common Stock of Customers Bank were exchanged on a three-to-one basis for shares of Voting Common Stock and Class B Non-Voting Common Stock, respectively, of Customers Bancorp. The Bancorp is authorized to issue up to 100,000,000 shares of Voting Common Stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock. All share and per share information for periods prior to the reorganization has been restated to reflect the Reorganization, including the three-for-one consideration used in the Reorganization.

In the Reorganization, the Bank’s issued and outstanding shares of Voting Common Stock of 22,525,825 shares and Class B Non-Voting Common Stock of 6,834,895 shares converted into 7,508,473 shares of the Bancorp’s Voting Common Stock and 2,278,294 shares of the Bancorp’s Class B Non-Voting Common Stock. Cash was paid in lieu of fractional shares. Outstanding warrants to purchase 1,410,732 shares of the Bank’s Voting Common Stock with a weighted-average exercise price of $3.55 per share and 243,102 shares of the Bank’s Class B Non-Voting Common Stock with a weighted-average exercise price of $3.50 per share were converted into warrants to purchase 470,260 shares of the Bancorp’s Voting Common Stock with a weighted-average exercise price of $10.64 per share and warrants to purchase 81,036 shares of the Bancorp’s Class B Non-Voting Common Stock with a weighted-average exercise price of $10.50 per share. Outstanding stock options to purchase 2,572,404 shares of the Bank’s Voting Common Stock with a weighted- average exercise price of $3.50 per share and stock options to purchase 231,500 shares of the Bank’s Class B Non-Voting Common Stock with a weighted-average exercise price of $4.00 per share were converted into stock options to purchase 855,774 shares of the Bancorp’s Voting Common Stock with a weighted-average exercise price of $10.49 per share and stock options to purchase 77,166 shares of the Bancorp’s Class B Non-Voting Common Stock with a weighted-average exercise price of $12.00 per share.

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

Overview

The following discussion and analysis presents material factors affecting our financial condition as of December 31, 2012 and December 31, 2011 and results of operations for the three years in the period ended December 31, 2012. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this Form 10-K.

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

2013 Economic Outlook

The general consensus amongst economists is one of mild optimism regarding economic prospects for 2013. While most economists predict world-wide growth rates similar to those in 2012, the modestly improved performance of the global economy in the latter half of 2012, coupled with increased stability in the Euro-zone and continued growth in emerging economies, give many analysts reason to believe that a return to global recession can be averted.

According to the International Monetary Fund 2013 World Economic Update, “economic conditions improved modestly in the third quarter of 2012, with global growth increasing to about 3 percent. The main sources of acceleration were emerging market economies, where activity picked up broadly as expected, and the United States, where growth surprised on the upside. Financial conditions stabilized. Bond spreads in the euro area periphery declined, while prices for many risky assets, notably equities, rose globally. Capital flows to emerging markets remained strong. Global financial conditions improved further in the fourth quarter of 2012. However, a broad set of indicators for global industrial production and trade suggests that global growth did not strengthen further. Indeed, the third-quarter uptick in global growth was partly due to temporary factors, including increased inventory accumulation (mainly in the United States). It also masked old and new areas of weakness. Activity in the euro area periphery was even softer than expected, with some signs of stronger spillovers of that weakness to the euro area core. In Japan, output contracted further in the third quarter.”

Management believes the outlook for growth in 2013 for the United States remains positive at about 2% growth in GDP, due in large measure to a significant improvement in the housing market, expected surge in consumer demand due to improved household balance sheets, and the stabilizing effect of quantitative easing.

In the Bancorp’s market area we see continued modest growth in 2013. The housing market appears to have stabilized with modest increases in value in selected areas. Unemployment should remain at current rates or slightly improve during the year. We are seeing improvement in loan demand in our commercial and industrial, multi-family and commercial real estate loan portfolios and expect to significantly improve our mortgage lending in the coming year. There continues to be uncertainty in the political and external environments in 2013 and it is likely that these challenging conditions will continue in the next few years. Overall we are optimistic that 2013 will show a continuation of the improving environment we have seen in 2012.

Through our mortgage warehouse group, we provide financing to mortgage companies from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market. Most of the loans are FHA/VA loans or conforming loans which are sold through Fannie Mae and Freddie Mac. The strategy is to stay focused on providing the financing in the lowest risk segments in this business. Most of the revenue is derived from the interest income earned on the mortgage warehouse loans, but the business also generates fee income and deposits. We expect moderate growth in commitments in this business in 2013. Funded balances as a percentage of commitments were unusually high in late 2012; contributing to the increase in warehouse loans outstanding which increased by $655.2 million to $1,449.5 million at December 31, 2012, from 2011. Over the long-term, we expect continued growth in this business but anticipate a reduction in the proportion of warehouse assets to the total assets, due to faster growth in other loan portfolios. We expect warehouse mix will make up about 25% of assets over time which is down from 52% at December 31, 2012.

During 2012, we began executing on a plan to improve earnings, deploy excess cash on the balance sheet and match future loan growth with deposit growth. We enhanced our loan origination platform, expanded our small business lending team, built a new consumer lending platform, expanded our warehouse lending platform and multifamily lending business, and started to expand our mortgage banking business. We believe these efforts were successful as deposit growth is now aligned with loan originations. We believe there are significant opportunities for growth in both lending and deposit generation in 2013 and beyond. However, if there is a material change in the external environment or our management cannot successfully execute our plans, growth may be more difficult than expected.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” under NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES” for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations.

For the years ended December 31, 2012 and 2011

Net income available to common shareholders for the year ended December 31, 2012 increased by 496.9% to $23.8 million, compared to $4 million for the year ended December 31, 2011. Net interest income increased by 85.1%, or $33.0 million for the year ended December 31, 2012 to $71.8 million compared to $38.8 million for the year ended December 31, 2011. Provision for loan losses was $16.3 million for the year of 2012 compared to $9.5 million in 2011, an increase of 72.2%. Non-interest income increased $17.8 million to $31.2 million for the year ended December 31, 2012 compared to $13.4 million for the year ended December 31, 2011. Non-interest expense increased $13.7 million to $50.7 million. On a diluted per share basis, the net income was $1.73 per share for 2012 compared to a net income of $0.39 per share for 2011. Our return on average assets was 1.02% in 2012. Our return on average equity was 12.69% in 2012.

For the years ended December 31, 2011 and 2010

We had net income available to common shareholders of $4.0 million for the year ended December 31, 2011 compared to $23.7 million for the year ended December 31, 2010. Net interest income increased $19.4 million for the year ended December 31, 2011 to $38.8 million compared to $19.4 million for the year ended December 31, 2010. Non-interest expense increased $10.7 million to $36.9 million for the year ended December 31, 2011 compared to $26.2 million for the year ended December 31, 2010. Non-interest income increased $8.0 million to $13.4 million for the year ended December 31, 2011 compared to $5.4 million for the year ended December 31, 2010, excluding the bargain purchase gains on bank acquisitions of $40.3 million for the year ended December 31, 2010. On a diluted per share basis, the net income was $0.39 per share for 2011 compared to a net income of $3.69 per share for 2010. Our return on average assets was 0.24% in 2011. Our return on average equity was 3.06% in 2011.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings. The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	For the year ended December 31,
	2012			2011			2010
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
	(dollars in thousands)
Assets
Interest-earning deposits	$138,655	$352	0.25%	$164,376	$416	0.25%	$128,133	$303	0.24%
Federal funds sold	0	0	0.00	2,285	3	0.15	11,176	20	0.18
Investment securities, taxable (A)	224,075	6,663	2.97	481,319	14,063	2.92	49,569	1,382	2.79
Investment securities, non-taxable (A)	1,642	68	4.16	2,080	86	4.15	2,516	110	4.37
Loans, taxable (B)	1,853,086	86,284	4.66	936,507	46,614	4.98	523,753	29,021	5.54
Loans, non-taxable (B)	7,596	176	2.31	1,304	63	4.86	0	0	0.00
Allowance for loan losses	(17,865)			(15,316)			(13,310)

Total interest-earning assets	2,207,189	93,543	4.24	1,572,555	61,245	3.89	701,837	30,836	4.39

Non-interest-earning assets	118,114			83,017			160,247

Total assets	$2,325,303			$1,655,572			$862,084

Liabilities

Interest checking	$36,701	193	0.52	$20,364	95	0.46	12,009	68	0.57
Money market	856,338	7,423	0.87	505,269	6,705	1.33	190,972	3,609	1.89
Other savings	20,267	112	0.56	13,542	92	0.68	11,222	76	0.68
Certificates of deposit	935,207	13,348	1.43	808,637	14,969	1.85	369,757	7,359	1.99

Total interest-bearing deposits	1,848,513	21,076	1.14	1,347,812	21,861	1.62	583,960	11,112	1.90
Other borrowings	100,484	685	0.68	68,553	603	0.88	13,582	434	3.20

Total interest-bearing liabilities	1,948,997	21,761	1.12	1,416,365	22,464	1.59	597,542	11,546	1.93

Non-interest-bearing deposits	180,719			94,768			50,708

Total deposits and borrowings	2,129,716		1.02	1,511,133		1.49	648,250		1.78
Other non-interest-bearing liabilities	7,952			12,423			144,820

Total liabilities	2,137,668			1,523,556			793,070
Shareholders’ Equity	187,635			132,016			69,014

Total liabilities and shareholders’ equity	$2,325,303			$1,655,572			$862,084

Net interest earnings		71,782			38,781			19,290
Tax-equivalent adjustment (C)		131			81			57

Net interest earnings		$71,913			$38,862			$19,347

Interest spread			3.22			2.41			2.61
Net interest margin (D)			3.25			2.47			2.75

Net interest margin tax equivalent (C)(D)			3.26%			2.47%			2.76%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.
(D)	Excluding the adjustment to interest income for the change in accounting estimate on PCI loans of $4.5 million, net interest margin and net interest margin tax equivalent are 3.05% for the twelve months ended December 31, 2012.
(E)	Certain amounts reported in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications did not significantly impact Bancorp’s financial position or results of operations.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
	( dollars in thousands)
Interest income:

Interest earning deposits	$0	$(64)	$(64)	$13	$100	$113

Federal funds sold	(3)	0	(3)	(3)	(14)	(17)

Investment securities, taxable	241	(7,641)	(7,400)	64	12,617	12,681
Investment securities, non-taxable	0	(18)	(18)	(6)	(18)	(24)
Loans	(2,997)	42,667	39,670	(2,933)	20,526	17,593
Loans, non-taxable	(33)	146	113	0	63	63

Total interest income	(2,792)	35,090	32,298	(2,865)	33,274	30,409

Interest expense:
Interest checking	12	86	98	(13)	40	27
Money market	(2,324)	3,042	718	(1,069)	4,165	3,096
Savings	(16)	36	20	0	16	16
Certificates of deposit	(3,396)	1,775	(1,621)	(518)	8,128	7,610

Total interest bearing deposits	(5,724)	4,939	(785)	(1,600)	12,349	10,749
Borrowings	(137)	219	82	(315)	484	169

Total interest expense	(5,861)	5,158	(703)	(1,915)	12,833	10,918

Net interest income	$3,069	$29,932	$33,001	$(950)	$20,441	$19,491

For the years ended December 31, 2012 and 2011

Net interest income was $71.8 million for the year ended December 31, 2012, compared to $39.0 million for the year ended December 31, 2011, an increase of $32.8 million or 84.1%. This net increase was attributable to increases of $634.6 million in average volume of average interest-earning assets, offset by an increase of $532.6 million in average interest-bearing liabilities. The primary driver of the increase in net interest income was from higher loan volume from the following:

•	$271.5 million increase in average mortgage warehouse loans due to growth of the mortgage warehouse lending business;

•	$113.7 million increase in average commercial loans due to growth of the commercial loan portfolio; and

•	$126.8 million increase in average multi-family loans due to growth of the multi-family lending business.

The key measure of our net interest income is net interest margin. Our net interest margin increased to 3.25% for 2012 from 2.47% for 2011. The changes in yields were secondary to the changes in loan volume.

For the years ended December 31, 2011 and 2010

Net interest income was $39.0 million for the year ended December 31, 2011, compared to $19.4 million for the year ended December 31, 2010, an increase of $19.6 million or 101%. This net increase was attributable to increases in average volume of average interest-earning assets, offset by an increase in average interest-bearing liabilities, as a result of:

•	the inclusion of the acquired USA Bank and ISN Bank loans and deposits, for all of 2011, as opposed to less than six months in 2010;

•	the acquisition of Berkshire Bancorp in September 2011;

•	the purchase of a $105.8 million manufactured housing loan portfolio in August 2010;

•	a $172.3 million increase in average mortgage warehouse loans due to our strategy to grow the mortgage warehouse lending business; and

•

significant increases in average money market accounts and average certificates of deposit due to our efforts to obtain new business and the related increase in average investment securities as a result of the deployment of the cash flow generated by these deposit accounts; and increases in interest-bearing deposits due to the USA Bank, ISN Bank, and Berkshire Bank acquisitions.

Our net interest margin decreased to 2.47% for 2011 from 2.75% for 2010. This decrease was primarily the result of a decrease in the yield of average loans of 56 basis points as well as a decrease of 60 basis points in restricted stock. This was offset by a decrease in the total interest bearing deposits of 28 basis points, primarily driven by a decrease in the cost of funds of money market accounts which dropped 56 basis points. These decreases in yields were attributable to the continuing difficulties within the economy.

PROVISION FOR LOAN LOSSES

For the years ended December 31, 2012 and 2011

We establish an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed and evaluated on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Future adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan quality differ substantially from the assumptions management used in the evaluation of the level of the allowance for loan losses as compared to outstanding loans.

During 2012, the provision for loan losses was $16.3 million, an increase of $6.8 million from $9.5 million in 2011. The year over year increase is primarily related to the increase in the loan portfolio for commercial and residential real estate as well as a $7.5 million adjustment that is attributable to the change in accounting estimate for the PCI loans. Since July 2012, the majority of our warehouse loans are accounted for at fair value and accordingly no allowance for loan losses was recognized for these loans in 2012 compared to a provision of $929,000 in 2011. Net charge-offs were $5.5 million and $9.5 million, respectively, for the years ended December 31, 2012 and 2011.

As a result of significant changes to the Bank’s underwriting guidelines in 2009, all new loans originated subsequent to 2009 have been grouped separately and are called the Post 2009 portfolio. New originations in this portfolio continue to perform very well with almost no delinquencies, however, due to growth in loan volume for construction and commercial real estate, the allowance related to the Post 2009 portfolio increased by $3.5 million. This increase was offset by a decrease in the Legacy, or pre-2009, originated portfolio of $1.6 million due to run off of this portfolio.

For the acquired portfolio, the level of delinquent, non-performing, and impaired loans increased in 2012 compared to 2011. We recorded a provision for loan losses of $4.1 million for Berkshire in 2012, and increased the provision for the FDIC covered loans by $3.2 million. These increases were due in part to an adjustment of $7.5 million that was recorded to the provision for loan losses during the third quarter of 2012 that was related to a change in accounting estimate for the PCI loans. For additional information about the change in accounting estimate refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – Change in Accounting Estimates” in this Form 10-K.

On July 24, 2012, the Bank purchased $62.4 million in manufactured housing loans with a recourse provision, whereby the Bank is reimbursed by the originator for any incurred losses on them, and therefore there are no anticipated losses requiring an allowance for loan losses reserve for these loans.

Other than the concentrations in construction and commercial real estate, we have no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk loans. The majority of our borrowers are small, local businesses and individuals with investments in residential or commercial real estate. The typical borrower provides self-prepared or accountant assisted financial statements and tax returns that are not audited and therefore are less reliable than information that would be obtained from more sophisticated borrowers. The absence of objectively verified financial information is a challenge to all community banks and represents a layer of risk that must be considered in judging the adequacy of the allowance for loan losses.

For the years ended December 31, 2011 and 2010

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

As is typical with community banks, we have a high concentration (89.4%) of our loans secured by real estate. Construction and commercial real estate represent 25.3% of the total loan portfolio, a slight decrease from 2010. It is in the construction and commercial secured portion of the loan portfolio that we are experiencing the most difficulty with delinquent and non-accrual loans. Although we believe that we have identified and appropriately allocated reserves against the riskiest of our loans in the construction and commercial real estate portfolio, the possibility of further deterioration before the real estate market turns presents the need for potential increased allocations of the allowance for loan losses in that area in the future.

Net charge-offs were $9.5 million and $5.3 million, respectively, for the years ended December 31, 2011 and 2010.

See Credit Risk and Asset Quality sections for further information regarding our provision for loan losses, allowance for loan losses and net charge-offs generally, and additional discussion of our non-performing loans.

NON-INTEREST INCOME

The below chart shows our results in the various components of non-interest income for each of the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Deposit fees	$481	$436	$375
Mortgage warehouse transaction fees	12,289	5,581	2,631
Bank owned life insurance	1,332	1,404	228
Net gain on sales of investment securities	9,017	2,731	1,114
Gains on sales of SBA loans	357	329	98
Bargain purchase gain on bank acquisitions	—	—	40,254
Accretion of FDIC loss sharing receivable	2,001	1,955	—
Other	5,753	988	970

Total non-interest income	$31,230	$13,424	$45,670

For the years ended December 31, 2012 and 2011

Non-interest income was $31.2 million for the year ended December 31, 2012, an increase of $17.8 million from non-interest income of $13.4 million for the year ended December 31, 2011. This increase primarily was due to an increase of $6.7 million in mortgage warehouse transaction fees due to increased volume during the year. A net gain on the sale of investment securities of $9.0 was recognized in 2012 primarily due to our sale of $257.6 million in available-for-sale securities in the second quarter of 2012, which was executed to provide funding for loan growth. Additionally, an adjustment of $4.4 million was recorded to other non-interest income that was related to a change in accounting estimate for the PCI loans. For additional information about the change in accounting estimate refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – Change in Accounting Estimates” in this Form 10-K.

For the years ended December 31, 2011 and 2010

Non-interest income was $13.4 million for the year ended December 31, 2011, a decrease of $32.2 million from non-interest income of $45.6 million for the year ended December 31, 2010. This net decrease primarily was due to $40.3 million in bargain purchase gains on bank acquisitions recognized in 2010. In addition, mortgage warehouse transaction fees for 2011 increased $3.0 million, when compared to 2010. The increase in mortgage warehouse transactional fees for 2011 was the result of increased volume in 2011. Furthermore, during 2011, we recognized increased income on bank-owned life insurance of $1.2 million, due to the purchase of an additional $20 million of Bank-Owned Life Insurance (“BOLI”) in December 2010 and the acquisition of $2.5 million in BOLI relating to Berkshire Bancorp, Inc. The increase in net gains on sales of investment securities of $1.6 million was the result of our sales of $180.0 million of investment securities for net gains of $2.7 million. In 2010, we sold $153.2 million of investment securities for net gains of $1.1 million. Net adjustments of $2.0 million related to our FDIC loss sharing receivable was the result of additional adjustments to the loss sharing assets, charge-offs of covered loans, and impairments of covered OREO.

NON-INTEREST EXPENSE

The below chart shows our results in the various components of non-interest expense for each of the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Salaries and employee benefits	$23,846	$16,602	$14,031
Occupancy	6,816	4,286	1,897
Technology, communication and bank operations	2,805	1,797	2,431
Advertising and promotion	1,219	994	1,007
Professional services	3,468	5,124	2,833
FDIC assessments, taxes, and regulatory fees	3,037	2,366	1,613
Other real estate owned	(85)	809	702
Loan workout	2,243	1,429	682
Merger related expenses	90	531	0
Stock offering expenses	1,437	0	0
Other	5,775	2,948	972

Total non-interest expenses	$50,651	$36,886	$26,168

The below chart shows our results in the various components of other non-interest expense for each of the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Loan insurance expense	$1,344	$928	$198
Loan origination and servicing fees	905	137	27
Customer related and office supplies	345	317	246
Other	3,181	1,566	501

Total other non-interest expenses	$5,775	$2,948	$972

For the years ended December 31, 2012 and 2011

Non-interest expense was $50.7 million for the year ended December 31, 2012, which was an increase of $13.8 million over non-interest expense of $36.9 million for the year ended December 31, 2011. The following contributed to the higher 2012 non-interest expense: Salaries and employee benefits, which represent the largest component of non-interest expense increased by $7.2 million; occupancy expense increased by $2.5 million; and technology, communications, and bank operations expense increased by $1.0 million. The increase in these expenses related primarily to hiring of additional employees to support Company growth, the Berkshire acquisition which added three additional branches, and opening of additional branches. The stock offering expenses of $1.4 million were recorded in 2012 as a result of the postponement of our public offering of Voting Common Stock in May 2012. The increase of $671,000 in FDIC assessments, taxes, and regulatory fees was attributed to increases in FDIC premiums primarily as a result of the growth of our assessment base (average consolidated total assets minus average tangible equity) and additional Pennsylvania shares tax expense due to our increased asset size. Offsetting the increased expenses were decreases in professional services expense of $1.7 million. This decrease was primarily attributable to legal and consulting expenses incurred in 2011 related to regulatory filings and the Berkshire acquisition. Loan insurance and loan origination and servicing fees increased due to higher loan volume.

For the years ended December 31, 2011 and 2010

Non-interest expense was $36.9 million for the year ended December 31, 2011, an increase of $10.8 million when compared to $26.1 million for the year ended December 31, 2010. Salaries and employee benefits, which represented the largest component of non-interest expense, increased $2.6 million; occupancy expense increased $2.4 million; technology, communications, and bank operations expense increased $634,000; professional services expense increased $2.3 million; FDIC assessments, taxes, and regulatory fees increased $753,000; loan workout and other real estate owned expenses increased $854,000 million; and other expenses increased $1.9 million. The increase in salaries and employee benefits expense primarily was due to an increase in the total number of employees from 133 full-time equivalents at December 31, 2010 to 205 full-time equivalents at December 31, 2011. This increase in our workforce was the result of the Berkshire acquisition and the need for additional employees to support our growth strategy. In addition, share-based compensation expense decreased $1.3 million from December 31, 2010 to December 31, 2011 because there were one-time share-based awards in 2010 that vested immediately. The increase in occupancy and technology, communications, and bank operations expense was the result of the Berkshire acquisition which added three additional branches and the opening of additional branches to support our growth strategy The increase in professional services expense was primarily attributable to legal expenses related to regulatory filings and ongoing litigation with a vendor from one of the acquired banks. The increase in FDIC assessments, taxes, and regulatory fees was attributed to increases in FDIC premiums primarily as a result of the growth of our assessment base (average consolidated total assets minus average tangible equity) and additional Pennsylvania shares tax expense due to our increased asset size. The increase in loan workout and other real estate owned expense was due to increased volume of non-covered, non-performing assets. The increase in other expenses generally can be attributed to the Berkshire acquisition in 2011 and the USA Bank and ISN Bank acquisitions in 2010 as well as general growth of the infrastructure.

INCOME TAXES

For the years ended December 31, 2012 and 2011

The income tax expense and effective tax rate include both federal and state income taxes. In 2012, income tax expense was $12.3 million with an effective tax rate of 34%, compared to an expense of $1.8 million and a rate of 31.27% for 2011. Income tax expense was driven primarily by net income before taxes of $36.1 million and $5.9 million, for the twelve months ended December 31, 2012, and December 31, 2011, respectively. In 2012, income tax expense was offset by a tax benefit from bank owned life insurance of $466,000, or a 1.29% tax rate reduction. In 2011, income tax expense was offset by a tax benefit from bank owned life insurance of $490,000, or an 8.35% tax rate reduction.

For the years ended December 31, 2011 and 2010

The income tax provision was $1.8 million for the year ended December 31, 2011, with an effective tax rate of 31.27%, compared to $4.7 million for the year ended December 31, 2010, with an effective tax rate of 16.83%. The decrease in the income tax expense was primarily due to the decrease in net income before taxes of approximately $22.6 million. In addition, the tax benefit from bank owned life insurance increased by approximately $423,000 due to the purchase of approximately $20.0 million of bank owned life insurance at the end of 2010. In 2012, we recorded a reversal to the valuation allowance of $6.6 million which reduced the year’s effective tax rate by 23.51%.

For additional information regarding our income taxes, refer to “NOTE 14 – INCOME TAXES” in the consolidated financial statements appearing in Part II, Item 8.

FINANCIAL CONDITION

GENERAL

Our total assets were $3.201 billion at December 31, 2012. This represents a $1.123 billion, or 54.0% increase from $2.078 billion at December 31, 2011. The main component of this change was a significant increase in loan volume. Our total liabilities were $2.932 billion at December 31, 2012, up 51.9% from $1.930 billion at December 31, 2011.

The main driver of the increase in assets is primarily from our expansion of mortgage warehouse lending, which increased by 82.5%, or $655.2 million to $1.449 billion at December 31, 2012 from $794.3 million at December 31, 2011. Additionally, multi-family loans increased by $291.1 million, commercial loans increased by $177.9 million and consumer loans increased by $99.5 million. These loan increases were offset by a decrease in investment securities of $269.6 million primarily due to the sale of $257.6 million of securities in the second quarter of 2012 that was used to fund the loan growth.

The increase in total liabilities is due to a higher level of deposits in 2012, compared to 2011. Total deposits grew by 54.2% or $857.6 million, to $2.441 billion at December 31, 2012 from $1.583 billion at December 31, 2011. Deposits are obtained primarily from within our geographic service area and through wholesale and broker networks. These networks provide low cost funding alternatives to retail deposits and provide diversity to our sources of funds. The increase in bank deposits is primarily due to the use of brokered and listing service deposits in 2012. The growth in retail deposits was primarily due to exceptional sales behaviors, despite lower interest rates in 2012. Additionally, the Berkshire Bank acquisition added three bank branches to the Company.

The following table sets forth certain key condensed balance sheet data:

	December 31,
	2012	2011
	(dollars in thousands)
Cash and cash equivalents	$186,016	$73,570
Investment securities, available for sale	129,093	79,137
Investment securities, held-to-maturity	0	319,547
Loans held for sale (including $1,248,935 of mortgage warehouse loans at fair value in 2012 (a))	1,439,889	174,999
Loans receivable not covered under FDIC loss sharing agreements	1,216,941	1,215,117
Loans receivable covered under FDIC loss sharing agreements	107,526	126,276
Total loans receivable, net of the allowance for loan losses	1,298,630	1,326,361
Total assets	3,201,234	2,077,532
Total deposits	2,440,818	1,583,189
Federal funds purchased	5,000	5,000
Total other borrowings	471,000	331,000
Subordinated debt	2,000	2,000
Total liabilities	2,931,759	1,929,784
Total shareholders’ equity	269,475	147,748
Total liabilities and shareholders’ equity	3,201,234	2,077,532

(a)	During the third quarter of 2012, we elected the fair value option for certain warehouse lending transactions originated after July 1, 2012. As a result of this election, all qualified warehouse lending transactions on our balance sheet at December 31, 2012, were accounted for at fair value and classified as held for sale. Warehouse lending transactions on our balance sheet at December 31, 2011 were classified as loans receivable not covered under FDIC loss sharing agreements.

CASH AND DUE FROM BANKS

Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $12.9 million at December 31, 2012. This represents a $5.1 million increase from $7.8 million at December 31, 2011. These balances vary from day to day, primarily due to variations in customers’ deposits with us.

INTEREST-EARNING DEPOSITS WITH BANKS

Our interest earning deposits consist mainly of deposits at the Federal Home Loan Bank of Pittsburgh. These deposits totaled $173.1 million at December 31, 2012, which is a $107.3 million increase from $65.8 million at December 31, 2011. This balance varies from day to day, depending on several factors, such as variations in customers’ deposits with us and the payment of checks drawn on customers’ accounts.

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

At December 31, 2012, our investment securities were $129.1 million compared to $398.7 million in 2011. The decrease is primarily the result of our sale in May 2012 of $257.6 million of investment securities that realized a pre-tax gain of $8.8 million. Of the $398.7 million in investment securities at December 31, 2011, $319.5 million were classified as held to maturity. Due to its strong outlook for loan growth, falling interest rates, and its recent decision to postpone its initial public offering of stock, the Bancorp decided to reclassify these securities to available for sale and subsequently sold $257.6 million of these securities to provide liquidity. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

Unrealized gains and losses on AFS securities, although excluded from the results of operations, are reported as a separate component of shareholders’ equity, net of the related tax effect.

The following table sets forth the amortized cost of the investment securities at the last three fiscal year ends:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Available for Sale:
U.S. Treasury and government agencies	$0	$1,002	$1,711
Mortgage-backed securities	102,449	55,818	204,182
Asset-backed securities	0	622	719
Municipal securities	0	2,071	2,088
Corporate notes	25,000	20,000	0
Equity securities	6	0	0

	$127,455	$79,513	$208,700

Held to Maturity:
Mortgage-backed securities	$0	$319,547	$0

For financial reporting purposes, available for sale securities are carried at fair value.

The following table sets forth information about the maturities and weighted average yield on our securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2012
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No Specific Maturity	Total	Total
	(dollars in thousands)
Available for Sale

Mortgage-backed securities	—	—	—	—	$102,449	$102,449	$104,135
Yield	—	—	—	—	1.86%	1.86%	—
Corporate notes	—	$25,000	—	—	—	25,000	24,952
Yield	—	3.85%	—	—	—	3.85%	—

Equity securities	—	—	—	—	6	6	6
Yield	—	—	—	—	0.00%	0.00%	—

Total	—	$25,000	—	—	$102,455	$127,455	$129,093

Weighted Average Yield	—%	3.85%	—%	—%	1.86%	2.25%

The mortgage-backed securities in our portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages. The corporate notes in the portfolio are high-quality investments in financial service industry companies.

LOANS

Our existing lending relationships are primarily with small businesses and individual consumers in Bucks, Berks, Montgomery, Chester and Delaware Counties, Pennsylvania, southeast New York and central New Jersey, and to a lesser extent in surrounding markets. Our loan portfolio is primarily comprised of commercial real estate, construction and development, and commercial and industrial loans. We continue to focus on small business loans, to realign our commercial lending efforts, to establish a specialty lending business and expand our consumer lending products, as outlined below:

Commercial Lending

The Bank’s commercial lending is divided into three distinct groups: Business Banking, Small Business Banking, and Multi-family/commercial real estate. This division is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.

The Business Banking lending group focuses on companies with annual revenues ranging from $5 million to $50 million, which typically have credit requirements between $0.5 million and $10 million.

The Small Business Banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated Small Business relationship managers. The support administration of the platform for this segment is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for our sales force, ensuring we have small business experts in place providing appropriate financial solutions to the small business owners in our communities. A division approach focuses on industries that offer us high asset quality and are deposit rich to drive profitability.

As of December 31, 2012, we had $1,023.3 million in commercial loans outstanding, composing approximately 37.0% of our total loan portfolio, which includes loans held for sale.

Specialty Lending

In 2009, we established the mortgage warehouse lending business which provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during the period of excessive market turmoil. There is an opportunity to provide liquidity to this business at attractive spreads. There is also opportunity to attract escrow deposits and to generate fee income in this business.

The goal of the warehouse group is to provide liquidity to mortgage companies. These lines are used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the loans are guaranteed by the U.S. government through one of their programs such as FHA, VA, Fannie Mae and Freddie Mac. As of December 31, 2012, loans in our warehouse lending portfolio totaled $1.449 billion outstanding, composing approximately 52.4% of our total loan portfolio, which includes loans held for sale.

The goal of our multi-family lending group is to build a portfolio of high quality multi-family and commercial real estate loans within our covered markets, while cross selling our other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2012, we had multi-family loans of $358.9 million outstanding, composing approximately 12.9% of our total loan portfolio, which includes loans held for sale.

Consumer Lending

We plan to expand our product offerings in real estate secured consumer lending. We will not offer indirect automobile loans, unsecured loans or credit cards. We provide home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, focusing on FICO scores 720 and higher, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in our efforts to grow total relationship revenues for our consumer households. As of December 31, 2012, we had $131.4 million in consumer loans outstanding, composing 4.8% of our total loan portfolio, which includes loans held for sale.

During 2012, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore certain loan balances as of December 31, 2011 were reclassified to conform to the 2012 presentation.

The composition of net loans receivable is as follows:

	December 31,
	2012	2011	2010	2009	2008
Covered Loans:	(dollars in thousands)
Construction	$27,792	$37,926	$38,280	$—	$—
Business Banking:
Commercial real estate	44,901	48,789	75,245	—	—
Commercial and industrial	11,153	13,084	22,876	—	—
Residential real estate	19,952	22,465	23,822	—	—
Manufactured housing	3,728	4,012	4,662	—	—

Total loan receivable covered under FDIC loss sharing agreements (a)	107,526	126,276	164,885	—	—

Non-Covered Loans:
Construction	28,897	15,271	13,387	21,742	—
Business Banking:
Commercial real estate	835,488	350,929	144,849	133,433	—
Commercial and industrial	75,118	69,736	35,942	25,290	188,192
Mortgage warehouse (b)	9,565	619,318	186,113	16,435	—
Manufactured housing	154,703	104,565	102,924	—	—
Residential real estate	109,430	53,476	28,964	27,422	8,592
Consumer	2,061	2,211	1,581	5,524	26,448
Unearned origination (fees) costs, net	1,679	(389)	327	452	520

Total loan receivable not covered under FDIC loss sharing agreements	1,216,941	1,215,117	514,087	230,298	223,752

Total loans receivable	1,324,467	1,341,393	678,972	230,298	223,752
Allowance for loan losses	(25,837)	(15,032)	(15,129)	(10,032)	(2,876)

Loans receivable, net	$1,298,630	$1,326,361	$663,843	$220,266	$220,876

(a)	Covered loans receivable acquired from the former USA Bank and ISN Bank are covered under the FDIC loss sharing agreements over a five to ten year period, depending upon the type of loan.
(b)	During the third quarter of 2012, we elected the fair value option for certain warehouse lending transactions originated after July 1, 2012. As a result of this election, all qualified warehouse lending transactions on our balance sheet at December 31, 2012, were accounted for at fair value and classified as held for sale. Warehouse lending transactions on our balance sheet at December 31, 2011 were classified as loans receivable not covered under FDIC loss sharing agreements.

During 2012, loans held for sale increased by $1.265 billion while loans receivable, net decreased by $27.7 million. The variance in these loan categories is due to the classification of qualifying mortgage warehouse loans in “Loans held for sale” at December 31, 2012, compared to their classification in “Loans Receivable, net” at December 31, 2011. The change in classification is due to our election of the fair value option, for qualifying mortgage warehouse lending transactions originated after July 1, 2012. At December 31, 2011, mortgage warehouse loans classified in loans receivable, net that would have qualified for the fair value option were $606.1 million; excluded from loans receivable, net, the year over year loans receivable, net balance increased by $578.0 million from 2011 to 2012.

The primary drivers of this increase were multi-family and commercial real estate that contributed $358.9 million and $476.6 million, respectively to the December 31, 2012 balance, compared to their combined balance of $350.9 million at December 31, 2011. Our strategic expansion of our multi-family and commercial real estate product lines was the basis for this growth. In addition, during 2012, we acquired a manufactured housing portfolio of $63.2 million contributed to the 2012 growth.

Total loans increased by $1.248 billion to $2.764 billion at December 31, 2012 from $1.516 billion at December 31, 2011. During 2012, loans held for sale increased by $1.265 billion while loans receivable, net decreased by $27.7 million. At December 31, 2012, mortgage warehouse loans were included in loans held for sale due to our election to the fair value option, compared to their inclusion in loans receivable, net at December 31, 2011. Excluding from loans receivable, net, the December 31, 2011 type of mortgage warehouse loans that are accounted for by the fair value option in 2012, of $606.1 million, there was an increase of $578.0 million from the year of 2011 to the year of 2012. The primary drivers of this increase were multi-family and commercial real estate that contributed $358.9 million and $476.6 million, respectively to the December 31, 2012 balance, compared to their combined balance of $350.9 million at December 31, 2011. Our strategic expansion of our multi-family and commercial real estate product lines was the basis for this growth. In addition, during 2012, we acquired a manufactured housing portfolio of $63.2 million contributed to the 2012 growth.

The following table sets forth certain categories of loans* as of December 31, 2012, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(dollars in thousands)
Types of Loans:
Construction	$31,634	$3,446	$21,609	$56,689
Commercial real estate	53,983	244,965	581,441	880,389
Commercial and industrial	7,443	12,388	66,440	86,271

Total	$93,060	$260,799	$669,490	$1,023,349

Amount of such loans with:
Predetermined rates	$68,546	$240,335	$503,153	$812,034
Floating or adjustable rates	24,514	20,464	166,337	211,315

Total	$93,060	$260,799	$669,490	$1,023,349

*	Includes covered and non-covered loans.

CREDIT RISK

We manage credit risk by maintaining diversification in our loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, and by establishing and performing periodic loan classification reviews. Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged as they are incurred, and to which provisions are added periodically as Management and the board of directors deem appropriate.

The provision for loan losses was $16.3 million, $9.5 million, and $10.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. The allowance for loan losses was $25.8 million, or 2.1% of total non-covered loans, at December 31, 2012, and $15.0 million, or 1.2% of total non-covered loans, at December 31, 2011. Net charge-offs were $5.5 million for the year ended December 31, 2012, a decrease of $4.0 million compared to the $9.5 million for the year ending December 31, 2011. In addition, we have approximately $107.5 million in loans that are covered under loss share arrangements with the FDIC as of December 31, 2012 compared to $126.3 million as of December 31, 2011.

The chart below depicts the Bancorp allowance for loan losses for the periods indicated.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$15,032	$15,129	$10,032	$2,876	$2,460
Loan charge-offs (3)
Construction	2,508	1,179	1,214	920	100
Commercial real estate	2,462	5,775	964	2,597	79
Commercial and industrial	522	2,543	1,699	1,080	—
Residential real estate	649	109	1,366	—	1
Consumer and other	25	55	22	33	15

Total Charge-offs (2)	6,166	9,661	5,265	4,630	195

Loan recoveries
Construction	3	2	—	—	—
Commercial real estate	64	94	—	—	—
Commercial and industrial	596	11	6	8	—
Residential real estate	5	—	9	—	—
Consumer and other	32	7	—	—	—

Total Recoveries	700	114	15	8	—

Total net charge-offs	5,466	9,547	5,250	4,622	195
Provision for loan losses	16,271	9,450	10,397	11,778	611

Transfer (1)	—	—	(50)	—	—

Balance of the allowance for loan losses at the end of the year	$25,837	$15,032	$15,129	$10,032	$2,876

Net charge-offs as a percentage of average non-covered loans	0.43%	1.13%	1.00%	2.05%	0.09%

(1)	In 2010, we had a reserve of $50,000 for unfunded commitments previously included in the allowance for loan losses. The reserve for unfunded loan commitments was reclassified to other liabilities.
(2)	The large charge-offs in 2011 were related to loans acquired in the 2010 FDIC assisted transactions and the Legacy portfolio.
(3)	PCI loans that are pooled do not have charge-offs until the pool matures.

The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb potential losses. All loans are assigned risk ratings, based on an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly and the risk ratings are adjusted when appropriate. This process allows us to take corrective actions on a timely basis. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses. Management reviewed various factors to develop an aggregate reserve under ASC 450-10 Contingencies (general reserve). See “Asset Quality” beginning on page 59 in this Form 10-K.

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

In our covered loan table, many of our commercial and industrial loans have been classified as covered real estate. Approximately 75-80% of our commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). Our lien position on the real estate collateral will vary on a loan by loan basis. Current appraisals are received when our credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than two years before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

These evaluations, however, are inherently subjective as they require material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses in the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change. Pursuant to ASC 450 Contingencies and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting of non-accrual and restructured loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.

The following table shows how the allowance for loan losses is allocated among the various loan portfolios that are outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loan portfolios in each category as well as historical trends.

	December 31,
	2012		2011		2010
	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans (a)
	(dollars in thousands)
Construction	$3,991	4.3%	$4,656	4.0%	$2,126	9.5%
Commercial real estate	15,439	66.5%	7,030	29.8%	6,280	32.0%
Commercial and industrial	1,477	6.5%	1,441	6.2%	1,663	7.2%
Residential real estate	3,233	9.8%	844	5.6%	3,988	7.8%
Consumer and other	154	0.2%	77	0.1%	11	0.2%
Mortgage warehouse	71	0.7%	929	46.2%	465	27.4%
Manufactured housing	750	12.0%	1	8.1%	—	15.9%
Unallocated	722	—	54	—	596	—

	$25,837	100.0%	$15,032	100.0%	$15,129	100.0%

	December 31,
	2009		2008
	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans
	(dollars in thousands)
Construction	$2,349	9.5%	$608	15.9%
Commercial real estate	4,874	58.0%	856	53.3%
Commercial and industrial	1,350	11.0%	532	15.1%
Residential real estate	1,284	11.9%	696	3.9%
Consumer and other	75	2.4%	32	11.8%
Mortgage warehouse	—	7.2%	—	—
Manufactured housing	—	—	—	—
Unallocated	100	—	152	—

	$10,032	100.0%	$2,876	100.0%

(a)	Total loans include covered and non-covered loans in 2012, 2011, and 2010. No covered loans were held prior to 2010.

ASSET QUALITY

We had impaired loans totaling $56.0 million at December 31, 2012, compared to $57.8 million at December 31, 2011. Non-accrual non-covered loans totaled $22.3 million at December 31, 2012, down from $29.6 million at December 31, 2011. We had charge-offs of $6.2 million in 2012, compared with $9.7 million in 2011. We had recoveries of $700,000 in 2012, compared with $114,000 in 2011. There was $8.1 million and $11.8 million of other real estate owned as a result of foreclosure or voluntary transfer to us at December 31, 2012 and 2011, respectively.

To better understand our asset quality and related reserve adequacy, we categorize our loan portfolio into two categories: loans that we “Originated” and loans that were “Acquired”. Loans that are acquired are accounted for in accordance with ASC 310-30. For additional information on accounting for PCI loans and our policy with respect to placing loans on non-accrual status, see Acquired loans below and “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES”. We further categorize our portfolio into “Covered Loans” which are loans that were acquired in the FDIC assisted transactions, and “Non-Covered Loans”. Management believes that this additional information will allow investors to better understand the risk in our portfolio and the various types of credit reserves that are available to support loan losses in the future.

Asset Quality at December 31, 2012
Loan Type	Total Loans	PCI Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPLs (a)	OREO (b)	NPAs (a)+(b)	NPLs to Total Loan Type (%)	NPAs to Loans + OREO (%)
	(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$104,666	$0	$87,398	$1,836	$0	$15,432	$2,245	$17,677	14.74	16.53
Manufactured	3,113	0	3,101	12	0	0	0	0	0.00	0.00
Warehouse – Repo	9,565	0	9,565	0	0	0	0	0	0.00	0.00
Warehouse – HFS	1,439,889	0	1,439,889	0	0	0	0	0	0.00	0.00
Multi-family	358,871	0	358,871	0	0	0	0	0	0.00	0.00
Commercial	429,511	0	428,614	0	0	1,897	0	1,897	0.21	0.21
Consumer/Mortgage	76,559	0	76,559	0	0	0	0	0	0.00	0.00
TDRs	4,303	0	604	0	0	3,699	0	3,699	85.96	85.96

Total Originated Loans	2,426,477	0	2,404,601	1,848	0	20,028	2,245	22,273	0.83	0.92

Acquired Loans
Berkshire	14,738	0	12,716	20	0	2,002	1,315	3,317	13.58	20.66
FDIC – Covered	63,653	0	52,882	268	0	10,503	4,109	14,612	16.50	21.57
FDIC – Non-covered	20	0	20	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	83,570	0	79,000	4,570	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	445	445	0.00	100.00
Manufactured Housing 2012	59,474	0	52,895	4,613	1,966	0	0	0	0.00	0.00
TDRs	1,845	0	1,546	39	0	260	0	260	14.09	14.09

Total Acquired Loans	223,300	0	199,059	9,510	1,966	12,765	5,869	18,634	5.72	8.13

Acquired PCI Loans
Berkshire	60,668	60,668	0	0	0	0	0	0
FDIC – Covered	45,573	45,573	0	0	0	0	0	0
Manufactured Housing 2011	12,321	12,321	0	0	0	0	0	0

Total Acquired PCI Loans	118,562	118,562	0	0	0	0	0	0

Subtotal	2,768,339	118,562	2,603,660	11,358	1,966	32,793	8,114	40,907
Fair Value/Credit Marks/Deferred
Fees and Expenses	(3,983)	(6,053)	2,012	0	0	57	0	57

Total Portfolio	$2,764,356	$112,510	$2,605,672	$11,358	$1,966	$32,850	$8,114	$40,964	1.19	1.48

Asset Quality at December 31, 2012 (continued)
Loan Type	Total Loans	NPLs	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
	(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$104,666	$15,194	$4,389	$0	$0	$4,389	4.19	28.89
Manufactured	3,113	0	63	0	0	63	2.02	n/a
Warehouse – Repo	9,565	0	71	0	0	71	0.74	n/a
Warehouse – HFS	1,439,889	0	0	0	0	0	0.00	n/a
Multi-family	358,871	0	1,794	0	0	1,794	0.50	n/a
Commercial	429,511	1,135	4,109	0	0	4,109	0.96	362.03
Consumer/Mortgage	76,559	0	537	0	0	537	0.70	n/a
TDRs	4,303	3,699	0	0	0	0	0.00	n/a

Total Originated Loans	2,426,477	20,028	10,963	0	0	10,963	0.45	54.74

Acquired Loans
Berkshire	14,738	2,002	359	0	0	359	2.44	17.93
FDIC – Covered	63,653	10,504	2,539	0	0	2,539	3.99	24.17
FDIC – Non-covered	20	0	0	0	0	0	0.00	n/a
Manufactured Housing 2010	83,570	0	0	0	3,486	3,486	4.17	n/a
Manufactured Housing 2011	0	0	0	0	0	0	n/a	n/a
Manufactured Housing 2012	59,474	0	0	0	0	0	0.00	n/a
TDRs	1,845	260	0	0	0	0	0.00	n/a

Total Acquired Loans	223,300	12,766	2,898	0	3,486	6,384	2.86	50.01

Acquired PCI Loans
Berkshire	60,668	0	4,111	(1,539)	0	2,572	4.24	n/a
FDIC – Covered	45,573	0	6,457	2,319	0	8,776	19.26	n/a
Manufactured Housing 2011	12,321	0	686	4,882	0	5,568	45.19	n/a

Total Acquired PCI Loans	118,562	0	11,254	5,662	0	16,916	14.27	n/a

Subtotal	2,768,339	32,794	25,115	5,662	3,486	34,263	1.24	104.48
Fair Value/Credit Marks/Deferred Fees and Expenses	(3,983)	57	0	0	0	0
Unallocated	0	0	722	0	0	722

Total Portfolio	$2,764,356	$32,851	$25,837	$5,662	$3,486	$34,985	1.27	106.50

Originated Loans

The outstanding balance of loans that the Bank has originated totaled $2.4 billion as of December 31, 2012 or about 87.7% of total loans. Of these, $108.7 million were loans originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative. The loans originated prior to September 2009 have $21.1 million of non-performing assets (“NPAs”) or 94.9% of total NPAs for originated loans. Loans originated after September 2009 which total approximately $2.3 billion, have only $1.1 million of NPAs.

The high level of non-performing loans (“NPLs”) in the Legacy Loan portfolio, are supported with a $4.4 million allowance for loan losses, or about 4.0% of total Legacy Loans. The newly originated portfolio includes $1.4 billion of warehouse loans held for sale. Held for sale loans are carried on our balance sheet at fair value so an allowance for loan losses is not needed. Commercial loans and multifamily loans totaled $788.6 million, which are supported with $5.9 million allowance for loan losses. Consumer and mortgage loans totaled $76.6 million, which are supported with a $537,000 allowance for loan losses.

Acquired Loans

As of December 31, 2012, we carried $337.9 million of acquired loans which is 12.2% of total loans. Acquired loans include purchased portfolios, and FDIC assisted transactions and the unassisted transactions. As of December 31, 2012, (i) 22.1% of acquired loans are from the Berkshire Bancorp acquisition, (ii) 32.1% of acquired loans are from FDIC assisted transactions, which have loss share protection and 80% of credit losses are covered by the FDIC, and (iii) 45.8% of acquired loans are manufactured housing loans that were purchased from Tammac Holding Corporation, a consumer finance company. Of the $156.5 million in loans purchased from Tammac, $84.7 million of the loans are supported by a $3.5 million cash reserve that covers all current losses and delinquent interest, and is maintained in a demand deposit account at the Bank. For an addition $59.5 million of these loans, Tammac Holding Corporation has an obligation to pay us the full payoff amount of a defaulted loan once the borrower vacates the property, which includes any principal, unpaid interest, or advances on the loans.

We acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable. We elected to account for all loans acquired after 2010 within the scope of the ASC 310-30 accounting guidance using the same methodology. Certain loans acquired in the FDIC assisted transactions (primarily lines of credit) were not accounted for by this accounting guidance since they are not within its scope. The fair value of loans with evidence of credit deterioration are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans.

PCI loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, the Company re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on PCI loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as non-accrual loans; however, when the timing and amounts of expected cash flows for PCI loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans. Charge-offs are not recorded on PCI loans until actual losses exceed the estimated losses that were recorded as purchase accounting adjustments at acquisition date. The PCI loans in the loan portfolio of $118.6 million at December 31, 2012, were supported with an $11.3 million allowance for loan losses.

As a result of loans accounted for under this accounting guidance, certain asset quality ratios are not meaningful when comparing a portfolio that includes PCI loans against one that does not, or to compare ratios across years. As such, the tables below are presented excluding the impact of PCI loans. Certain loans acquired in the 2010 FDIC assisted transactions (primarily lines of credit) were not within the scope of this accounting guidance and are presented as covered loans in the tables below.

Loans not covered under loss sharing arrangements

The tables below set forth non-covered non-performing loans and non-performing assets and asset quality ratios:

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Non-accrual loans	$22,347	$29,627	$22,274	$10,341	$4,387
Loans 90+ days delinquent still accruing	1,966	0	5	4,119	1,585
Restructured loans in compliance with modified terms	2,189	3,632	4,776	4,690	1,203

Non-performing non-covered loans	26,502	33,259	27,055	19,150	7,175
OREO	4,005	7,316	1,906	1,155	1,519

Non-performing non-covered assets	$30,507	$40,575	$28,961	$20,305	$8,694

	December 31,
	2012	2011	2010	2009	2008
Non-accrual non-covered loans to total non-covered loans	1.84%	2.44%	4.33%	4.49%	1.96%
Non-performing non-covered loans to total non-covered loans	2.18%	2.74%	5.26%	8.32%	3.21%
Non-performing non-covered assets to total non-covered assets	2.50%	3.32%	5.61%	5.81%	3.17%
Non-accrual non-covered loans and 90+ days delinquent to total non-covered assets	1.99%	2.42%	4.32%	4.13%	2.18%
Allowance for loan losses to (1):
Total non-covered loans	1.20%	1.24%	2.94%	4.36%	1.29%
Non-performing non-covered loans	55.03%	45.20%	55.92%	52.39%	40.08%
Non-performing non-covered assets	47.80%	37.05%	52.24%	49.41%	33.08%

(1)	This table excludes the impact of PCI loans and their related allowance for loan losses of $11.3 million for 2012, and $0 for 2011 and 2010. There were no PCI loans in the portfolio before 2010.

The table below sets forth types of non-covered loans that were non-performing at December 31, 2012, 2011, 2010, 2009 and 2008.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Construction	$2,423	$5,630	$4,673	$2,835	$1,443
Residential real estate	2,233	1,643	1,793	672	350
Commercial real estate	18,374	22,183	15,879	14,786	5,232
Commercial and industrial	288	2,785	4,673	721	150
Manufactured housing	3,131	1,016	5	136	0
Consumer and other	53	2	32	0	0

Total non-performing loans	$26,502	$33,259	$27,055	$19,150	$7,175

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

Potential Problem Loans

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio and residential real estate segments, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, the Bank utilizes the following categories of risk ratings: pass, special mention, substandard, doubtful or loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

The Bank assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and the Bank’s credit position. At December 31, 2012 and December 31, 2011, special mention loans were $28.8 million and $25.5 million, respectively.

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

Troubled Debt Restructurings (TDRs)

At December 31, 2012, there were $6.1 million in loans categorized as troubled debt restructurings (“TDR”), and at December 31, 2011, there were $9.9 million in loans categorized as troubled debt restructurings. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

Modification of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an expectation of cash flows, modifications of loans within such pools are not TDRs.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which the Bancorp would not offer in non-troubled situations. During the years ended December 31, 2012 and 2011, respectively, loans aggregating $1.4 million and $6.1 million were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal. As of December 31, 2012 and 2011, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.

There were no valuation losses at the time of the transfer and had no impact on the allowance for loan losses. During the twelve month periods ending December 31, 2012, three TDR loans defaulted with a total recorded investment of $283,000. During the twelve month periods ending December 31, 2011, one TDR loans defaulted with a total recorded investment of $710,000. Since these TDR loans were included in the loans portfolio that is subject to the cash reserve, they were subsequently removed from the loan portfolio; accordingly, there were no defaulted TDR loans at December 31, 2012 and 2011.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $120,000 and $352,000 in specific reserves resulting from the addition of TDR modifications during the years ended December 31, 2012 and December 31, 2011.

Non-performing loans and assets covered under FDIC loss sharing agreements

The tables below set forth non-accrual covered loans and non-performing covered assets covered under FDIC loss sharing agreements excluding PCI loans.

	December 31,
	2012	2011	2010
	(dollars in thousands)
Non-accrual covered loans	$10,504	$6,993	$8,084
Covered other real estate owned	4,109	6,166	5,342

Total non-performing covered assets	$14,613	$13,159	$13,426

The table below sets forth the types of covered loans that were non-performing excluding PCI loans.

	December 31,
	2012	2011	2010
	(dollars in thousands)
Construction	$5,244	$2,584	$4,590
Residential real estate	1,358	1,074	373
Commercial real estate	3,712	3,185	2,647
Commercial and industrial	100	72	283
Manufactured housing	90	78	191

Total non-performing covered loans	$10,504	$6,993	$8,084

FDIC LOSS SHARING RECEIVABLE

As of December 31, 2012, 4.0% of the outstanding principal balance of loans receivable and 50.6% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses or expenses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC loss sharing receivable was approximately $12.3 and $13.1 million as of December 31, 2012 and 2011, respectively.

PREMISES AND EQUIPMENT AND OTHER ASSETS

Our premises and equipment, net of accumulated depreciation, was $9.7 million and $8.4 million at December 31, 2012 and 2011, respectively. Leasehold improvements and furniture and equipment purchases from relocation of a bank branch and back office contributed $690,000 to the increase. Technology equipment contributed $558,000 to the increase due to the addition of two technology facilities.

Our restricted stock holdings at December 31, 2012 and December 31, 2011 were $30.2 million and $21.8 million, respectively. These consist of stock of the Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Bankers Bank, and are required as part of our relationship with these banks.

BOLI purchases of $25.5 million during 2012 contributed to the increase in our BOLI cash surrender value of $54.7 million at December 31, 2012 from $28.4 million at December 31, 2011. BOLI is used by the Bank as tax-free funding for employee benefits. Included in BOLI on the balance sheet is the Supplemental Executive Retirement Plan (“SERP”) balance of $1.5 million and $910,000 at December 31, 2012 and 2011, respectively.

Accrued interest receivable and other assets increased to $27.4 million at December 31, 2012 from $15.8 million at December 31, 2011. This increase primarily was the result of higher deferred and prepaid taxes of $3.7 million and $4.3 million, respectively. The deferred taxes increase of $3.7 million is a timing difference related to the increased allowance for loan losses, and the higher prepaid taxes are the result of a projected overpayment of federal income taxes. Additionally, capitalized software increased by $760,000 due to infrastructure improvements, and technology development in 2012.

DEPOSITS

We offer a variety of deposit accounts, including checking, savings, money market and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $2.441 billion at December 31, 2012, an increase of $857.6 million, or 54.2%, from $1.583 billion at December 31, 2011. We experienced growth in retail deposits due to exceptional sales behaviors, despite lower interest rates in 2012.

The components of deposits were as follows at the dates indicated:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Demand, non-interest bearing	$219,687	$114,044	$72,268
Demand, interest bearing	1,020,946	739,463	387,013
Savings	20,299	16,922	17,649
Time, $100,000 and over	708,487	408,853	434,453
Time, other	471,399	303,907	334,307

Total deposits	$2,440,818	$1,583,189	$1,245,690

Total time deposits increased $467.1 million, or 65.5%, to $1.180 billion at December 31, 2012 compared to $712.8 million at December 31, 2011. Time deposits of $100,000 or more were $708.5 million at December 31, 2012 compared to $408.9 million at December 31, 2011, an increase of $299.6 million or 73.3%. The increase was primarily due to deposits received from listing services. Time deposits, other increased by $167.5 million to $471.4 million at December 31, 2012. The increase was primarily due to $149.9 million of brokered time deposits in 2012.

Non-interest bearing demand deposits at December 31, 2012 were $219.7 million, an increase of $105.7 million, or 92.7%, from $114.0 million at December 31, 2011. Interest bearing demand deposits increased $281.5 million, or 38.1%, to $1.020 billion from $739.5 million at December 31, 2011. The increase was due to brokered money market deposits of $203.1 million, and increases in money market accounts of $75.1 million. Savings deposit accounts increased $3.4 million, or 20.0%, to $20.3 million at December 31, 2012 from $16.9 million.

Average deposit balances by type and the associated average rate paid are summarized below:

	Average Deposit Balances
Year ended December 31,	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Demand deposits	$180,719	0.00%	$94,768	0.00%	$50,708	0.00%

Interest-bearing demand deposits	893,039	0.85	525,633	1.29	202,981	1.81

Savings deposits	20,267	0.56	13,542	0.68	11,222	0.68

Time deposits	935,207	1.43	808,637	1.85	369,757	1.99

Total	$2,029,232		$1,442,580		$634,668

At December 31, 2012, the scheduled maturities of time deposits greater than $100,000 are as follows:

December 31,
(dollars in thousands)
3 months or less	$176,426
Over 3 through 6 months	81,140
Over 6 through 12 months	153,384
Over 12 months	297,537

Total	$708,487

OTHER BORROWINGS

Borrowed funds from various sources are generally used to supplement deposit growth. There were $5.0 million of Federal funds purchased as of December 31, 2012 and 2011. Federal funds typically mature in one day. An increase in mortgage warehouse funding has increased the need for us to borrow overnight funds. FHLB overnight advances totaled $411.0 million and $320.0 million as of December 31, 2012 and 2011, respectively. We also had contractual maturities of fixed rate long-term advances as noted below.

	December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(dollars in thousands)
2014	$15,000	0.52%	$1,000	3.73%
2015	25,000	0.61	0	0.00
2016	10,000	0.77	0	0.00
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31

	$60,000		$11,000

Short-term debt

Short-term debt was as follows:

	December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

FHLB advances	$411,000	0.25%	$320,000	0.25%	$0	0.00%

Federal funds purchased	5,000	0.20	5,000	0.12	0	0.00

Total short-term borrowings	$416,000		$325,000		$0

The following is a summary of the Bancorp’s short-term borrowings:

	December 31,
	2012	2011	2010
	(dollars in thousands)
FHLB advances:
Maximum outstanding at any month end	$411,000	$329,000	$30,000
Average balance during the year	74,336	25,015	546
Weighted average interest rate during the year	.38%	.34%	.76%
Federal funds purchased:
Maximum outstanding at any month end	55,000	8,000	5,461
Average balance during the year	4,336	1,415	56
Weighted average interest rate during the year	.24%	.12%	.69%

SUBORDINATED DEBT

Customers Bank issued a subordinated term note during the second quarter of 2004 that matures on July 23, 2014. The note was issued for $2.0 million at a floating rate based upon the three-month LIBOR rate, determined quarterly, plus 2.75% per annum. Quarterly interest payments are made on this note in January, April, July and October. At December 31, 2012, the quarterly average rate was 3.07% and the average rate for the year was 3.20%. The note matures in the third quarter of 2014. Currently, 20% of this subordinated debt is included in Customers Bank and the Bancorp’s Tier II regulatory capital requirement.

PREFERRED STOCK

As part of the Berkshire acquisition in September 2011, we exchanged outstanding Berkshire TARP Shares Series A and Series B preferred shares for 2,892 shares of the Series A Shares of Customers Bancorp, having a liquidation preference of $1,000 per share, and 145 shares of the Series B Shares of Customers Bancorp, also having a liquidation preference of $1,000 per shares. On December 28, 2011, we repurchased these preferred shares from the U.S. Treasury for $3.0 million.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $121.8 million to $269.5 million at December 31, 2012, from $147.7 million at December 31, 2011. The increase in equity was primarily the result of two common stock private offerings in the third quarter of 2012 that raised net proceeds of $94.6 million. Net income and stock-based compensation cost increased equity by $23.8 million and $1.3 million, respectively, for the twelve months ended December 31, 2012.

For additional details relating to changes in our shareholders’ equity, refer to the Statements of Changes in Shareholders Equity and “NOTE 10 – SHAREHOLDERS’ EQUITY” presented in Part II, Item 8. Financial Statements and Supplementary Data.

PRIVATE OFFERINGS OF COMMON STOCK

Since January 1, 2009, we have raised approximately $201.1 million of capital, net of offering costs, through several private offerings of our securities. In the aggregate, we issued 11,908,107 shares of Voting Common Stock and 4,937,831 shares of Class B Non-Voting Common Stock pursuant to these private offerings. Several investors in our 2010 private offerings were deemed “lead investors,” which entitled them to certain registration rights, pre-emptive rights and anti-dilution rights. In addition, as part of the private offerings, the lead investors, along with certain other investors, received anti-dilution agreements providing them with protection from dilution until March 31, 2011. All of the contractual rights mentioned in the preceding sentence have expired or we have performed our required obligations, and these rights are no longer in force or effect. In addition, some of these purchasers also received warrants in connection with their investment.

Investors in the September 2011, July and August 2012, and September 2012 private offerings received resale registration rights, either in piggy-back or demand form. In February of 2013, we registered for resale on Form S-3 the 5,683,060 shares of Voting Common Stock and 2,416,603 shares of Class B Non-Voting Common Stock that were issued in those private offerings, satisfying all outstanding registration rights of the various investors.

We anticipate that from time to time we may allow, at our discretion, holders of Class B Non-Voting Stock to convert such stock into Voting Common Stock, on a one-to-one basis, but only to the extent the holder would not own greater than 4.9% of our outstanding Voting Common Stock after conversion.

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

Our investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. We also maintain borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As at December 31, 2012 and 2011, our borrowing capacity with the Federal Home Loan Bank was $608.9 million, and $571.3 million, respectively, of which $411 million and $320 million, respectively, was used in short-term borrowings. As of December 31, 2012 and 2011, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $107.0 million and $72.0 million, respectively.

Net cash flows used in operating activities were $1.242 billion for the twelve months ended December 31, 2012, compared to net cash flows provided by operating activities of $29.9 million for the twelve months ended December 31, 2011. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $1.265 billion to cash flows used in operating activities during 2012. In 2011, proceeds from the sales of loans in excess of origination of loans held for sale contributed $25.2 billion to cash flows provided by operating activities

Investing activities provided net cash flows of $262.1 million for the twelve months ended December 31, 2012. Proceeds less purchases from sales of investment securities contributed $277.6 million, which included the sale of $257.6 million of available-for-sale securities realized in May 2012. These securities were reclassified from held-to-maturity investment portfolio to available for sale in May 2012. A net decrease in loans contributed $61.2 million to investing activities, offset by $63.2 million used to purchase a manufactured housing loan portfolio. For the twelve months ended December 31, 2011, net cash flows used in investing activities were $760.5 million.

The difference in the net cash from operating and investing activities in 2012 versus 2011 was due to the change in presentation for warehouse lending transactions. In July 2012, we elected to use the fair value option to account for warehouse lending transactions. As a result of this election, in 2012 warehouse lending transactions are classified as an operating activity on the statement of cash flows, instead of as an investing activity in 2011.

Financing activities provided $1.092 billion for the twelve months ended December 31, 2102, as increases in cash from deposits provided $857.8 million, and net proceeds of $94.6 million were received from the July, August and September 2012 private securities offerings under which the Bancorp sold 7,111,819 shares of common stock. These financing activities, in addition to increases in short-term and FHLB borrowings of $91.0 million and $49.0 million, respectively, provided sufficient cash flows to support operating and investing activities, and increased cash and cash equivalents by $112.4 million.

Financing activities provided $565.4 million for the twelve months ended December 31, 2011, primarily due to increased growth of deposits of $215.5 million in addition to an increase in short-term FHLB borrowings of $325.0 million.

Overall, based on our core deposit base and available sources of borrowed funds, management believes that we have adequate resources to meet our short-term and long-term cash requirements within the foreseeable future.

CAPITAL ADEQUACY

The Board of Governors of the Federal Reserve System has adopted risk-based capital and leverage ratio requirements for bank holding companies like the Bancorp and banks like Customers Bank that are members of the Federal Reserve System. The Pennsylvania Department of Banking and Securities also sets minimum capital requirements. At December 31, 2012 and 2011, the Bancorp met each of our minimum capital requirements. Management believes that the Bancorp would be deemed “well capitalized” for regulatory purposes as of December 31, 2012 and 2011. Banking regulators have discretion to establish an institution’s classification based on other factors, in addition to the institution’s numeric capital levels.

Management is not aware of any developments that have occurred and that could, or would be reasonably likely to, cause the Bancorp’s classification to be reduced below a level of “well capitalized” for regulatory purposes. The Bancorp’s capital classification is determined pursuant to “prompt corrective action” regulations, and to determine levels of deposit insurance assessments, and may not constitute an accurate representation of our overall financial condition or prospects.

The Bank experienced rapid loan growth during the final days of 2012. During the standard closing process of the Bank’s December 2012 financial statements, management determined on January 30, 2013 that the rapid loan growth resulted in a reduction in the Bank’s capital ratios, causing the Bank to become adequately capitalized as of December 31, 2012. Management immediately transferred sufficient capital from the Bancorp to the Bank, returning the Bank to well-capitalized status. Sufficient cash is maintained at the Bancorp to ensure that the Bank remains well capitalized, and management remains committed to taking all steps necessary to ensure that both the Bancorp and the Bank remain well capitalized going forward. Since the Bank was adequately capitalized at December 31, 2012, regulatory approval is required to accept, renew or roll over any brokered deposits. Effective January 1, 2013, the interest rate paid for deposits by institutions that are less than well capitalized is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average.

The following table summarizes the required capital ratios and the corresponding regulatory capital positions of the Bancorp and Customers Bank for the periods or dates indicated:

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	≥	$205,443	≥	8.0%	N/A		N/A
Customers Bank	$244,710	9.53%	≥	$205,442	≥	8.0%	$256,802	≥	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	≥	$102,722	≥	4.0%	N/A		N/A
Customers Bank	$218,394	8.50%	≥	$102,721	≥	4.0%	$154,081	≥	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	≥	$112,939	≥	4.0%	N/A		N/A
Customers Bank	$218,394	7.74%	≥	$112,892	≥	4.0%	$141,115	≥	5.0%

As of December 31, 2011:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$157,702	11.13%	≥	$113,346	≥	8.0%	N/A		N/A
Customers Bank	$152,755	10.78%	≥	$113,346	≥	8.0%	$141,683	≥	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$141,869	10.01%	≥	$56,673	≥	4.0%	N/A		N/A
Customers Bank	$136,870	9.66%	≥	$56,673	≥	4.0%	$85,010	≥	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$141,869	7.37%	≥	$76,985	≥	4.0%	N/A		N/A
Customers Bank	$136,870	7.11%	≥	$76,985	≥	4.0%	$96,231	≥	5.0%

Capital Ratios

We continued to build capital during 2012. In general, in the past few years, balance sheet loan growth has been offset by earnings and increases in capital from sales of common stock. As our assets grow, our capital ratios decrease.

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

As of December 31, 2012 and December 31, 2011, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2012	2011
	(dollars in thousands)
Commitments to fund loans	$136,007	$106,227
Unfunded commitments to fund mortgage warehouse loans	428,400	294,681
Unfunded commitments under lines of credit	87,220	66,936
Letters of credit	3,064	1,374

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	More than five years
	(dollars in thousands)
Operating leases	$11,986	$2,171	$3,434	$2,612	$3,769
Benefit plan commitments	4,500	0	0	300	4,200
Contractual maturities of time deposits	1,179,886	806,926	215,347	157,613	0
Subordinated notes plus interest expense (1)	2,107	61	2,046	0	0
Loan commitments	651,627	630,650	1,432	566	18,979
Long-term debt	60,000	0	40,000	15,000	5,000
Interest on long-term debt	2,523	625	1,123	716	59
Standby letters of credit	3,064	3,064	0	0	0

Total	$1,915,693	$1,443,497	$263,382	$176,807	$32,007

(1)	Includes interest on long-term debt and subordinated debentures at a weighted rate of 1.04% and 3.20%, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES” appearing in Part II, Item 8 of this Form 10-K.

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

Through the use of income simulation modeling, we have estimated the net interest income for the year ending December 31, 2012, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2012. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). Rate shocks assume that all interest rates increase or decrease immediately. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2012, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	16.9%
Up 2%	13.3%
Up 1%	8.3%
Down 1%	(5.0)%
Down 2%	(4.6)%
Down 3%	(6.5)%

The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.

Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2012, resulting from shocks to interest rates.

Rate Shocks	From base	EVE assets capital (a)
Up 3%	(4.6)%	(4.0)%
Up 2%	3.7	3.2
Up 1%	6.2	5.4
Down 1%	(9.4)	(8.2)
Down 2%	(6.6)	(5.8)
Down 3%	(1.0)	(1.0)

(a)	Capital defined as Tier 1 plus Tier 2 Capital, as calculated under regulatory guidelines.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2012 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2012
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$173,108	$0	$0	$0	$0	$12,908	$186,016
Investment securities	3,314	3,116	16,163	33,886	31,254	71,428	159,161
Loans receivable (a)	1,674,321	60,224	116,738	306,390	252,267	328,580	2,738,520

Total interest-earning assets	1,850,743	63,340	132,901	340,276	283,521	412,916	3,083,697
Non interest-earning assets	0	0	0	0	0	117,537	117,537

Total assets	1,850,743	63,340	132,901	340,276	283,521	530,453	$3,201,234

Liabilities
Other interest-bearing deposits	$991,447	$0	$0	$0	$0	$49,799	$1,041,246
Time deposits	363,450	227,337	234,053	219,268	135,647	131	1,179,886
Other borrowings	425,000	1,000	0	40,001	9,999	0	476,000
Subordinated debt	2,000	0	0	0	0	0	2,000

Total interest-bearing liabilities	1,781,897	228,337	234,053	259,269	145,646	49,930	2,699,132
Non interest-bearing liabilities	0	0	0	0	0	232,627	232,627
Shareholders’ equity	0	0	0	0	18	269,457	269,475

Total liabilities and shareholders’ equity	1,781,897	228,337	234,053	259,269	145,664	552,014	$3,201,234

Interest sensitivity gap	$68,846	$(164,997)	$(101,152)	$81,007	$137,857	$(21,561)
Cumulative interest sensitivity gap	0	(96,151)	(197,303)	(116,296)	21,561	0
Cumulative interest sensitivity gap to total assets	2.2%	–3.0%	–6.2%	–3.6%	0.7%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	103.9%	95.2%	91.2%	95.4%	100.8%	114.2%

(a)	Including loans held for sale

As shown above, we have a negative cumulative gap (cumulative interest sensitive assets are lower than cumulative interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to a decrease in net interest income, and a decrease in rates may lead to an increase in net interest income. Interest rate sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities. Thus indications based on a negative or positive gap position needs to be analyzed in conjunction with other interest rate risk management tools.

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

Financial Statements for the three years ended

December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Customers Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Lancaster, Pennsylvania

March 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Customers Bancorp, Inc.

We have audited Customers Bancorp, Inc. and Subsidiaries’ (the “Bancorp”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Customers Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Lancaster, Pennsylvania

March 18, 2013

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31,

	2012	2011
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$12,908	$7,765
Interest earning deposits	173,108	65,805

Cash and cash equivalents	186,016	73,570
Investment securities available for sale, at fair value	129,093	79,137
Investment securities held to maturity (fair value 2011 $330,809)	0	319,547
Loans held for sale (including $1,248,935 of mortgage warehouse loans at fair value in 2012)	1,439,889	174,999
Loans receivable not covered under Loss Sharing Agreements with the FDIC	1,216,941	1,215,117
Loans receivable covered under Loss Sharing Agreements with the FDIC	107,526	126,276
Less: Allowance for loan losses	(25,837)	(15,032)

Total loans receivable, net	1,298,630	1,326,361
FDIC loss sharing receivable	12,343	13,077
Bank premises and equipment, net	9,672	8,448
Bank-owned life insurance	56,191	29,268
Other real estate owned (2012 $4,109; 2011 $6,166 covered under Loss Sharing Agreements with the FDIC)	8,114	11,814
Goodwill and other intangibles	3,689	3,705
Restricted stock	30,163	21,818
Accrued interest receivable and other assets	27,434	15,788

Total assets	$3,201,234	$2,077,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$219,687	$114,044
Interest bearing	2,221,131	1,469,145

Total deposits	2,440,818	1,583,189
Federal funds purchased	5,000	5,000
Other borrowings	471,000	331,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	12,941	8,595

Total liabilities	2,931,759	1,929,784

Shareholders’ equity:
Preferred stock, par value $1,000 per share; 100,000,000 shares authorized; none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 18,507,121 shares issued and 18,459,502 outstanding at December 31, 2012 and 11,395,302 shares issued and 11,347,683 outstanding at December 31, 2011	18,507	11,395
Additional paid in capital	212,090	122,602
Retained earnings	38,314	14,496
Accumulated other comprehensive income (loss)	1,064	(245)
Less: Cost of treasury stock; 47,619 shares at December 31, 2012 and December 31, 2011	(500)	(500)

Total shareholders’ equity	269,475	147,748

Total liabilities and shareholders’ equity	$3,201,234	$2,077,532

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2012	2011	2010
	(dollars in thousands, except per share data)
Interest income:
Loans receivable, taxable, including fees	$86,284	$46,614	$28,929
Loans receivable, non-taxable, including fees	176	63	92
Investment securities, taxable	6,663	14,063	1,382
Investment securities, non-taxable	68	86	110
Other	352	419	394

Total interest income	93,543	61,245	30,907

Interest expense:
Deposits	21,076	21,861	11,112
Federal funds purchased	10	2	0
Securities sold under repurchase agreements	0	88	0
Borrowed funds	606	447	366
Subordinated debt	69	66	68

Total interest expense	21,761	22,464	11,546

Net interest income	71,782	38,781	19,361
Provision for loan losses	16,271	9,450	10,397

Net interest income after provision for loan losses	55,511	29,331	8,964

Non-interest income:
Deposit fees	481	436	375
Mortgage warehouse transactional fees	12,289	5,581	2,631
Bank-owned life insurance	1,332	1,404	228
Gains on sales of investment securities	9,017	2,731	1,114
Gains on sales of SBA loans	357	329	98
Bargain purchase gains on bank acquisitions	0	0	40,254
Accretion of FDIC loss sharing receivable	2,001	1,955	0
Other	5,753	988	970

Total non-interest income	31,230	13,424	45,670

Non-interest expense:
Salaries and employee benefits	23,846	16,602	14,031
Occupancy	6,816	4,286	1,897
Technology, communication and bank operations	2,805	1,797	2,431
Advertising and promotion	1,219	994	1,007
Professional services	3,468	5,124	2,833
FDIC assessments, taxes, and regulatory fees	3,037	2,366	1,613
Other real estate owned	(85)	809	702
Loan workout	2,243	1,429	682
Merger related expenses	90	531	0
Stock offering expenses	1,437	0	0
Other	5,775	2,948	972

Total non-interest expense	50,651	36,886	26,168

Income before tax expense	36,090	5,869	28,466
Income tax expense	12,272	1,835	4,731

Net income	23,818	4,034	23,735
Dividends on preferred stock	0	44	0

Net income available to common shareholders	$23,818	$3,990	$23,735

Basic income per common share	$1.78	$0.40	$3.78
Diluted income per common share	1.73	0.39	3.69

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2012	2011	2010
	(dollars in thousands)
Net income	$23,818	$4,034	$23,735

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	2,522	5,271	(1,706)
Income tax effect	(883)	(1,845)	578
Unrealized holding gains on securities transferred from the held-to-maturity category into the available-for-sale category	8,509	0	0
Income tax effect	(2,978)	0	0
Reclassification adjustment for gains included in net income	(9,017)	(2,731)	(1,114)
Income tax effect	3,156	956	379

Other comprehensive income (loss), net of tax	1,309	1,651	(1,863)

Comprehensive income	$25,127	$5,685	$21,872

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

	Shares of Preferred Stock	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollars in thousands)
Balance, January 1, 2010	0	1,840,903	$0	$1,841	$32,924	$(13,229)	$(33)	$0	$21,503
Comprehensive income						23,735	(1,863)		21,872
Share-based compensation expense					2,041				2,041
Issuance of common stock, net of costs		6,323,779		6,324	52,700				59,024
Issuance of stock under the management stock purchase plan		233,333		233	467				700

Balance, December 31, 2010	0	8,398,015	0	8,398	88,132	10,506	(1,896)	0	105,140
Comprehensive income						4,034	1,651		5,685
Share-based compensation expense					704				704
Issuance of common stock, net of costs		2,373,601		2,374	26,152				28,526
Acquisition of Berkshire Bancorp	3,037	623,686	3,037	623	7,614				11,274
Repurchase of preferred stock	(3,037)		(3,037)						(3,037)
Repurchase of 47,619 shares at $10.50 per share		(47,619)						(500)	(500)
Dividends on preferred stock						(44)			(44)

Balance, December 31, 2011	0	11,347,683	0	11,395	122,602	14,496	(245)	(500)	147,748
Comprehensive income						23,818	1,309		25,127
Share-based compensation expense					2,014				2,014
Issuance of common stock, net of costs		7,111,819		7,112	87,474				94,586

Balance, December 31, 2012	0	18,459,502	$0	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2012	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$23,818	$4,034	$23,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	16,271	9,450	10,397
Provision for depreciation and amortization	2,024	1,375	840
Stock-based compensation	2,014	704	2,041
Bargain purchase gain on bank acquisitions	0	0	(40,254)
Deferred taxes	(3,731)	(2,728)	1,817
Net amortization (accretion) of investment securities premiums and discounts	3,062	(143)	(133)
Gain on sale of investment securities	(9,017)	(2,731)	(1,114)
Gain on sale of SBA loans	(357)	(329)	(98)
Origination of loans held for sale	(13,410,485)	(2,243,122)	(199,970)
Proceeds from the sale of loans held for sale	12,145,595	2,268,340	0
Increase in FDIC loss sharing receivable	(5,839)	(3,920)	(520)
Amortization (accretion) of fair value discounts	(240)	280	(417)
(Gain) loss on sales of other real estate owned	1,228	(367)	67
Impairment charges on other real estate owned	295	576	635
Change in investment in bank-owned life insurance	(1,458)	(1,404)	(228)
Decrease (increase) in accrued interest receivable and other assets	(9,587)	2,257	(11,417)

Increase (decrease) in accrued interest payable and other liabilities	4,346	(2,369)	(6,927)

Net Cash Provided by (Used in) Operating Activities	(1,242,061)	29,903	(221,546)

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(114,049)	(72,932)	(303,681)
Purchases of investment securities held to maturity	0	(397,482)	0
Proceeds from maturities, calls and principal repayments on investment securities available for sale	31,420	22,137	8,175
Proceeds from maturities and principal repayments on investment securities held to maturity	50,968	78,049	0
Proceeds from sales of investment securities available for sale	309,221	182,743	154,287
Net decrease (increase) in loans	61,202	(581,339)	(175,183)
Purchase of loan portfolio	(63,246)	(10,000)	(94,632)
Proceeds on sale of SBA loans	4,502	5,172	1,465
(Purchase of) proceeds from bank-owned life insurance	(25,465)	273	(20,466)
Purchase of restricted stock	(8,345)	(16,702)	(2,143)
Proceeds and acquired cash in FDIC assisted transactions	0	0	72,931
Reimbursements from the FDIC on loss sharing agreements	6,573	7,545	11,115
Purchases of bank premises and equipment	(2,713)	(2,721)	(3,287)
Cash proceeds from acquisitions	0	19,207	0
Proceeds from sales of other real estate owned	12,062	5,572	2,633

Net Cash Provided by (Used in) Investing Activities	262,130	(760,478)	(348,786)

Cash Flows from Financing Activities
Net increase in deposits	857,791	215,495	680,525
Net increase in short-term borrowed funds	91,000	325,000	0
Proceeds from FHLB borrowings	49,000	0	0
Purchase of treasury stock	0	(500)	0
Repayment of TARP	0	(3,056)	0
Proceeds from issuance of common stock	94,586	28,526	59,724
Payment of TARP preferred stock dividends	0	(44)	0

Net Cash Provided by Financing Activities	1,092,377	565,421	740,249

Net Increase (Decrease) in Cash and Cash Equivalents	112,446	(165,154)	169,917
Cash and Cash Equivalents – Beginning	73,570	238,724	68,807

Cash and Cash Equivalents – Ending	$186,016	$73,570	$238,724

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the years ended December 31,

	2012	2011	2010

Supplementary Cash Flow Information
Interest paid	$21,709	$22,642	$10,241
Income taxes paid	19,366	2,816	0

Non-cash Items:
Transfer of loans to other real estate owned	$10,457	$8,630	$4,786
Transfer of held-to-maturity securities to available for sale	268,671	0	0
Issuance of common stock related to the merger	0	624	0

Acquisitions:
Assets acquired	$0	$130,481	$285,605
Liabilities assumed	0	122,836	264,842

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Customers Bancorp, Inc., and its wholly owned subsidiaries, Customers Bank and non-bank subsidiaries, serve residences and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, and Delaware Counties), Rye, New York (Westchester County) and Hamilton, New Jersey (Mercer County). On September 17, 2011, the Bancorp purchased Berkshire Bancorp, Inc. In 2010, Customers Bank acquired two banks, USA Bank and ISN Bank (the Acquired Banks), in FDIC assisted transactions that expanded its footprint into central New Jersey and southeast New York. The Bancorp has 14 branches and provides commercial banking products, primarily loans and deposits. The Bancorp also provides liquidity to mortgage market originators nationwide through its mortgage warehouse division. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bank changed its name from New Century Bank in 2010.

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

Business Combination in 2011

Berkshire Bancorp Acquisition

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. (“BBI”) and its subsidiary, Berkshire Bank (collectively, “Berkshire”). Berkshire Bank merged with and into the Bank immediately following the acquisition. BBI served Berks County, Pennsylvania through the five branches of its subsidiary, Berkshire Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (a total of 4,067,729) was exchanged for 0.1534 shares of the Bancorp’s common stock, resulting in the issuance of 623,686 shares of the Bancorp’s common stock. Cash was paid in lieu of fractional shares. The most recent price at the time for the sale of the Bancorp common stock, $13.20, was used to determine the fair value of the Bancorp stock issued. The total purchase price was approximately $11.3 million.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY – (continued)

The table below illustrates the calculation of the consideration effectively transferred.

Reconcilement of Pro Forma Shares Outstanding:
Berkshire shares outstanding	4,067,729
Exchange ratio	0.1534
Bancorp shares to be issued to Berkshire	623,686
Customers shares outstanding	9,786,765
Pro Forma Customers shares outstanding	10,410,755
Percentage ownership for Customers	94.01%
Percentage ownership for Berkshire	5.99%

In addition, the Bancorp exchanged each share of BBI’s shares of Series A Preferred Securities and Series B Preferred Shares to the U.S. Treasury for one share of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock for the total issuance of 2,892 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and 145 shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) with a par value of $1.00 per share and a liquidation value of $1,000 per share. Cumulative dividends on the Series A Preferred Stock were 5% per year and Series B Preferred Stock were 9%. Upon the exchange of the Series A and B preferred shares, the Bancorp paid to the Treasury $218,000 of cumulative dividends which were previously unpaid.

The acquisition was accounted for under ASC 810, Business Combinations and accordingly, assets acquired, liabilities assumed, and consideration transferred were recorded at estimated fair value on the acquisition date. Subsequent to the acquisition date, the Bancorp received new information about the facts and circumstances surrounding other real estate owned (OREO), customer’s loans and the acquired federal net operating loss. As a result, the Bancorp adjusted its acquisition date information by recognizing increases to goodwill and deferred tax assets of $1.2 million and $1.6 million, respectively, offset by decreases to other real estate owned of $1.4 million, and loans receivable not covered by loss sharing agreements with the FDIC of $1.4 million. In addition, the adjustment to deferred tax assets included a $626,000 write-off of acquired NOLs that would expire before being used. These measurement-period adjustments have been retrospectively applied to comparative financial information for prior periods.

The following table presents the final fair values of assets acquired and liabilities assumed.

	Berkshire Bank September 17, 2011
	(dollars in thousands)
Total purchase price		$11,274

Net assets acquired:
Cash	19,207
Restricted investments	947
Loans	97,014
Accrued interest receivable	276
Premises and equipment, net	3,416
Other real estate owned	1,817
Deferred tax assets	4,815
Other assets	2,989
Time deposits	(45,721)
Deposits other than time deposits	(76,145)
Accrued interest payable	(48)
Other liabilities	(922)

		7,645

Goodwill resulting from Berkshire Merger		$3,629

In addition, 774,571 warrants to purchase shares of BBI common stock were converted into warrants to purchase 118,853 shares of the Bancorp’s common stock with an exercise price ranging from $21.38 to $73.01 per share. The warrants were extended for a five-year period and will expire on September 17, 2016.

BBI’s operating results are included in the Bancorp’s financial results from the date of acquisition, September 17, 2011 through December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY – (continued)

Acquisition of Manufactured Housing Loans

During the years 2010, 2011, and 2012, we purchased manufacturing housing loans from Tammac Holding Corporation (“Tammac”). These purchases were opportunistic purchases and may not be indicative of future strategies or purchases:

On August 6, 2010, we purchased from Tammac Holding Corporation (“Tammac”) a $105.8 million manufactured housing loan portfolio for a purchase price of $105.8.

On September 30, 2011, we purchased from Tammac $19.3 million of manufactured housing loans and a 1.50% interest only strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac for a total purchase price of $13 million.

On July 24, 2012, the Bancorp paid $63.2 million to acquire manufactured housing loans from Vanderbilt Mortgage and Finance Inc. at par. These loans were originated by Tammac Holding Corporation (“Tammac”), and will be serviced by Tammac on the Bancorp’s behalf. Approximately 85% of the loans are chattel, with the other 15% representing real estate. The loans carry an 11.3% coupon rate, where Tammac earns a 2.0% servicing fee and also retains the rights to a 2.0% IO Strip in relation to this pool of loans. The full recourse for losses on these loans resides with Tammac.

Business Combinations in 2010

FDIC Assisted Transactions

On July 9, 2010, Customers Bank acquired certain assets and assumed certain liabilities of USA Bank from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC-assisted transaction (the “USA Bank acquisition”). USA Bank was headquartered in Port Chester, New York and operated one branch. In addition, on September 17, 2010, Customers Bank acquired certain assets and assumed certain liabilities of ISN Bank from the FDIC in an FDIC-assisted transaction (the “ISN Bank acquisition”). ISN Bank was headquartered in Cherry Hill, New Jersey and operated one branch. The acquisitions were accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchased assets and assumed liabilities were recorded at their acquisition date fair values.

As part of the Purchase and Assumption Agreement entered into by Customers Bank with the FDIC (the “Agreement”) in connection with the USA Bank and ISN Bank acquisitions, Customers Bank entered into loss sharing agreements, pursuant to which the FDIC will cover a substantial portion of any future losses on the acquired loans. Excluding certain consumer loans, the loans and other real estate owned acquired are covered by a loss share agreement between Customers Bank and the FDIC which affords Customers Bank protection against future losses. Under the Agreement, the FDIC will cover 80% of losses on the disposition of the loans and OREO covered under the Agreements (collectively, the Covered Assets). The term for loss sharing and Customers Bank reimbursement to the FDIC is five years for non-single family loans and ten years for single family loans. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the provisions of the loss share agreement. Customers Bank recorded an aggregate receivable from the FDIC of $28.3 million for the USA Bank and ISN Bank acquisitions which represented the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to Customers Bank.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY – (continued)

A summary of the net assets acquired and the fair value adjustments for USA Bank as of July 9, 2010 and ISN Bank as of September 17, 2010 resulting in a bargain purchase gain are as follows:

(dollars in thousands)
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

The net after-tax gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed, and is influenced significantly by the FDIC-assisted transaction process. As indicated in the preceding table, net assets of $20.6 million (i.e., the cost basis) were transferred to Customers Bank in the USA Bank and ISN Bank acquisitions, and the FDIC made cash payments to the Bank totaling $31.5 million.

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
	(dollars in thousands)
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY – (continued)

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting policies and reporting policies of the Bancorp are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported balances of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchase credit impaired loans, FDIC indemnification asset, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, the fair value of financial instruments, and annual goodwill impairment analysis.

Certain amounts reported in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications did not significantly impact Bancorp’s financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks with a maturity date of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Restrictions on Cash and Amounts due from Banks

Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances were $26.2 million and $10.2 million, respectively.

Investment Securities

Available for sale: Investments securities classified as available for sale are those securities that Bancorp intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded at the trade date. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Held to maturity: Investment securities classified as held to maturity are those debt securities that Bancorp has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years. For additional information about this restriction refer to NOTE 5 – “INVESTMENT SECURITIES”, in this Form 10-K.

Other-than-temporary impairment: Other-than-temporary impairment means that management believes the security’s impairment is due to factors that could include its issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. When a held-to-maturity or available-for-sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Bancorp intends to sell the security, and (b) whether it is more likely than not that the Bancorp will be required to sell the security prior to recovery of its amortized cost basis.

If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

security, but the Bancorp does not expect to recover the entire amortized cost, an other-than-temporary impairment has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

Loan Accounting Framework

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. The Bank accounts for loans based on the following categories:

•	Loans held for sale

•	Warehouse loans at fair value

•	Loans receivable covered under Loss Sharing Agreements with the FDIC

•	Loans receivable not covered under Loss Sharing Agreements with the FDIC

•	Purchased credit-impaired loans (“PCI” loans)

The following provides a detailed accounting discussion of these loan categories:

Loans Held for Sale

Loans originated by the Bank with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. These loans are sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any. As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.

We elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012. This adoption is in accordance with the parameters established by ASC 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, new warehouse lending transactions are classified as “Loans held for sale” and are carried at fair value on the balance sheet with unrealized changes in fair value presented in earnings. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since, the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the level-yield method without anticipating prepayments. The Bank is generally amortizing these amounts over the contractual life of the loans.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

Transfers of financial assets, including loan participations sold, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from The Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) The Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI”) loans are loans that were purchased in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and non-accrual status, borrower credit scores and recent loan to value percentages. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance unless the loan type is excluded from its scope.

The fair value of loans with evidence of credit deterioration are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.

PCI loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, the Bank re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on PCI loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as non-accrual loans; however, when the timing and amounts of expected cash flows for PCI loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans.

Loans Receivable Covered Under Loss Sharing Agreements

The loans acquired in the FDIC assisted transactions from USA Bank and ISN Bank and are subject to loss sharing agreements with the FDIC. These loans are referred to as “covered loans” and are reported separately in the balance sheet.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is maintained at a level considered appropriate to meet probable loan losses.

The Bank disaggregates its loan portfolio into groups for purposes of determining the allowance for loan losses.

The Bank’s portfolio groups include commercial and industrial, commercial real estate, construction, residential real estate, mortgage warehouse, manufactured housing, consumer, and PCI loans. The Bank further disaggregates its residential real estate portfolio segment into two classes based upon certain risk characteristics; first mortgages and home equity. The remaining portfolio groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segregated.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

The allowance consists of specific, general, and unallocated components. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The Bank’s current methodology for determining the allowance for loan losses is based on historical loss rates, risk ratings, specific allocation on loans identified as impaired above specified thresholds and other qualitative adjustments.

The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) the impaired loan is lower than the carrying value of the loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon loan risk ratings and historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors. Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired. These qualitative risk factors include:

•	Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices.

•	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

•	Nature and volume of the portfolio and terms of loans.

•	Experience, ability, and depth of lending management and staff.

•	Volume and severity of past due, classified and non-accrual loans as well as trends and other loan modifications.

•	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Delinquency monitoring is used to identify credit risks, and the general reserves are established based on the expected net charge-offs, adjusted for qualitative factors. Loss rates are based on the average net charge-off history by portfolio segment. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and trends in non-accrual loans; changes in loan mix; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices and the Bank’s regulatory examiners.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

The Bank records a loan charge-off for the residential real estate, consumer, manufactured housing and mortgage warehouse loans, not eligible for fair value accounting, after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. The Bank may also charge-off these loan types below the net appraised valuation if the Bank holds a junior mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately market the property and the volatile market conditions. In such cases, the Bank may abandon its junior mortgage and charge-off the loan balance in full.

Substantially all of the Bank’s acquired loans are PCI loans. Estimates of cash flows expected to be collected for PCI loans are updated each reporting period. If the Bank has probable decreases in expected cash flows to be collected after acquisition, the Bank charges the provision for loan losses and establishes an allowance for loan losses.

Credit Quality Factors

Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan. Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends. For additional information about credit quality factor ratings refer to Note 6 – “LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES”, in this Form 10-K.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for both covered and non-covered loans for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is measured based on the value of the collateral securing the loans, less cost to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.

Covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring that is applied to the non-covered loan portfolio. If credit deterioration is experienced subsequent to the initial acquisition as indicated above, such deterioration will be measured, and a provision for loan losses will be charged to earnings. These provisions will be offset by an increase to the FDIC loss sharing receivable for the estimated portion anticipated to be received from the FDIC, and is recognized in non-interest income.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred.

Restricted Stock

Restricted stock represents required investment in the capital stock of the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank, and Atlantic Central Bankers Bank and is carried at cost. In February 2012, the FHLB of Pittsburgh declared a dividend payable to their shareholders and also resumed repurchase of excess capital stock. This was a recovery from December 2009, when the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less the cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the statement of income. Certain other real estate owned (OREO) that was acquired from USA Bank and ISN Bank or through the foreclosure of loans of those banks is subject to Loss Sharing Agreements with the FDIC.

FDIC Loss Sharing Receivable

The FDIC loss sharing receivable is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferrable if we sell the assets. The FDIC loss sharing receivable was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreements. The difference between the present value and the undiscounted cash flows the Bank expects to collect from the FDIC is accreted into non-interest income over the life of the FDIC loss sharing receivable.

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

Bank-Owned Life Insurance

Bank-owned life insurance policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the bank-owned life insurance.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life, unless extension of the lease term is reasonably assured.

Income Taxes

The Bancorp accounts for income taxes under the liability method of accounting for income taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bancorp determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Share-Based Compensation

Customers Bancorp has three active share-based compensation plans. Share-based compensation accounting guidance requires that the compensation cost relating to share-based-payment transactions be recognized in financial statements. That cost is measured based on the grant-date fair value of the equity or liability instruments issued.

Compensation cost for all share awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Black-Scholes model is used to estimate the fair value of stock options, while the market price of Customers Bancorp’s common stock at the date of grant is used for restricted stock awards.

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized losses related to factors other than credit on debt securities which have been determined to be other-than-temporarily impaired.

Earnings per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes all dilutive potential common shares outstanding during the period. Potential common shares that may be issued related to outstanding stock options, restricted stock units, and warrants are determined using the treasury stock method.

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

Accounting Changes

The Fair Value Option

We elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short term nature of the transaction and its inherent credit risk. This adoption is in accordance with the parameters established by Accounting Standards Codification (“ASC”) 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, new warehouse lending transactions are classified as “Loans held for sale” on the balance sheet. The interest income from the warehouse lending transactions are classified in “Interest Income – Loans receivable, taxable, including fees on the income statement. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since under ASC 825, the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

Change in Accounting Estimates

Estimates of cash flows from purchased credit-impaired (“PCI”) loans were revised during the third quarter of 2012 due to conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, interest income is based on an acquired loan’s expected cash flows. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software is a more precise quantification of future cash flows than the analysis that was previously calculated manually. Upon conversion to the new software, acquisition date loan values were loaded into the system and the new software calculated their fair values using its complex valuation model. Conversion to the new system was completed in September 2012. To adjust the acquisition date loan balances recorded on Customers Bank’s books to the amounts calculated by the new software, approximately $4.4 million was recognized in other non-interest income in the third quarter of 2012. The revised valuation for the PCI acquisition date loan balances due to the conversion to the new software is accounted for prospectively as a change in accounting estimate.

When converting to the new software system, we were required to calculate the estimated cash flows from the various acquisition dates of the PCI loans through the date the software was implemented as it was impracticable to perform these calculations on a monthly or quarterly basis. In the third quarter of 2012, approximately $4.5 million was recognized in interest income related to this change. The impact of the revised valuation of cash flows for the PCI loan activity due to the conversion to the new software is accounted for prospectively as a change in accounting estimate.

Also during the third quarter of 2012, we re-estimated the cash flows for the PCI loans using current data. The re-estimated expected cash flows decreased from prior estimated cash flows. Consistent with ASC 310-10’s fundamental premise that a decrease in expected cash flows results in accrual of a loss contingency and should not result in a change in yield, we evaluated the adequacy of the allowance for loan losses for PCI loans and determined that an additional provision for loan losses of $7.5 million was appropriate. In the future, we will re-estimate the cash flows on the PCI loans on a quarterly basis, and adjustments, if any, are not expected to have a material impact on future earnings.

As a result of the changes in estimates, net income for the year ended December 31, 2012 increased by $900,000, net of tax, and basic and diluted earnings increased by $0.07 per share.

New Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this ASU did not have a significant impact on the Bancorp’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The guidance is to be applied prospectively, and early application by public entities is not permitted. The adoption of this ASU did not have a significant impact on the Bancorp’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. This amendment will be applied retrospectively, and the amendments are effective for fiscal years and interim periods ending after December 15, 2011. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Bancorp’s consolidated financial statements.

In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES – (continued)

goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Bancorp’s consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The guidance in this ASU is effective for the first interim or annual period beginning on or after January 1, 2013 and should be applied retrospectively. The Bancorp does not expect this ASU to have a significant impact on its consolidated financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). This ASU requires an entity to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. The amendments in this ASU are effective for the first interim periods or annual period beginning on or after December 15, 2012 and should be applied prospectively. Early adoption is permitted. The Bancorp does not expect this ASU to have a significant impact on its consolidated financial statements.

In February, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years and interim periods beginning after December 15, 2012 for public companies. Early adoption is permitted. The Bancorp does not expect this ASU to have a significant impact on its consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS PER SHARE

The following are the components of the Bancorp’s earnings per share for the periods presented:

	December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
Net income allocated to common shareholders	$23,818	$3,990	$23,735

Weighted-average number of common shares outstanding – basic	13,416,396	10,071,566	6,303,005
Stock-based compensation plans	250,701	141,263	97,893
Warrants	119,978	71,532	48,115

Weighted-average number of common shares – diluted	13,787,075	10,284,361	6,449,013

Basic earnings per share	$1.78	$0.40	$3.78
Diluted earnings per share	$1.73	$0.39	$3.69

The following is a summary of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

	Anti-dilutive Securities Excluded from the Computation of Earnings per Share
	2012	2011	2010
Weighted-average anti-dilutive securities:
Share-based compensation awards	152,251	34,130	9,616
Warrants	129,946	130,047	11,197

Total weighted-average anti-dilutive securities	282,197	164,177	20,813

NOTE 5 – INVESTMENT SECURITIES

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT SECURITIES – (continued)

The amortized cost and approximate fair value of investment securities are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:

Mortgage-backed securities (1)	$102,449	$1,795	$(109)	$104,135
Corporate notes	25,000	89	(137)	24,952
Equities	6	0	0	6

Total	$127,455	$1,884	$(246)	$129,093

(1)	Includes private-label securities with an aggregate amortized cost of $629 and an aggregate fair value of $612.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
U.S. Treasury and government agencies	$1,002	$0	$(1)	$1,001
Mortgage-backed securities (1) (2)	55,818	581	(107)	56,292
Asset-backed securities	622	5	0	627
Municipal securities	2,071	0	(71)	2,000
Corporate notes	20,000	0	(783)	19,217

Total	$79,513	$586	$(962)	$79,137

Held to Maturity:
Mortgage-backed securities	$319,547	$11,262	$0	$330,809

(1)	Includes an interest only strip security of $2,894.
(2)	Includes private-label securities with an aggregate amortized cost of $765 and an aggregate fair value of $662.

The following table shows proceeds from the sale of available for sale investment securities, gross gains, and gross losses on those sales of securities:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Proceeds from sale of available-for-sale investment securities	$309,221	$182,743	$154,287

Gross gains	$9,017	$2,731	$1,117
Gross losses	0	0	(3)

Net gains	$9,017	$2,731	$1,114

These gains and losses were determined using the specific identification method and were included in non-interest income.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT SECURITIES – (continued)

The following table shows investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	December 31, 2012
	Available for Sale
	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$0	$0
Due after one year through five years	25,000	24,952
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	102,449	104,135

Total debt securities	$127,449	$129,087

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position were as follows:

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$5,695	$(87)	$429	$(22)	$6,124	$(109)
Corporate notes	0	0	9,862	(137)	9,862	(137)

Total	$5,695	$(87)	$10,291	$(159)	$15,986	$(246)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
U.S. Treasury and government agencies	$1,001	$(1)	$0	$0	$1,001	$(1)
Mortgage-backed securities	166	(1)	412	(106)	578	(107)
Municipal securities	0	0	2,000	(71)	2,000	(71)
Corporate notes	19,218	(783)	0	0	19,218	(783)

Total	$20,385	$(785)	$2,412	$(177)	$22,797	$(962)

At December 31, 2012, there were two available for sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2011, there were ten available for sale investment securities in the less-than-twelve-month category and six available for sale investment securities in the twelve-month-or-more category.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT SECURITIES – (continued)

In management’s opinion, the unrealized losses reflect primarily changes in interest rates, due to changes in economic conditions and the liquidity of the market and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market price recovery.

During June 2012, Moody’s downgraded all five corporate notes in the Bancorp’s portfolio. This downgrade was anticipated since Moody’s placed these notes on negative watch in February 2012. The Bancorp analyzed these notes in more detail at the time of downgrade. The Bancorp does not intend to sell these debt securities prior to recovery, and it is more likely than not that the Bancorp will not have to sell these debt securities prior to recovery. These notes continue to pay their scheduled interest payments on time. No additional downgrades are anticipated at this time. The holdings are all in the financial services industry and all are well capitalized.

At December 31, 2012 and 2011, Customers Bank had pledged municipal and mortgage-backed securities aggregating $103.5 million and $311.4 million, respectively, as collateral for borrowings.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

We focus our lending efforts to the following lending areas:

•	Commercial Lending – Includes Multi-family/Commercial real estate, Construction, Commercial and industrial and Business Banking

•	Specialty Lending – Warehouse Lending

•	Consumer Lending – Local market mortgage lending and home equity lending

•	Mortgage banking – Origination, servicing and packaging of mortgage loans for sale to investors

•	Manufactured Housing

During 2012, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore certain loan balances as of December 31, 2011 were reclassified to conform to the 2012 presentation.

The composition of loans receivable, net of allowance for loan losses was as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Construction	$27,792	$37,926
Commercial real estate	44,901	48,789
Commercial and industrial	11,153	13,084
Residential real estate	19,952	22,465
Manufactured housing	3,728	4,012

Total loans receivable covered under FDIC loss sharing agreements (1)	107,526	126,276

Construction	28,897	15,271
Commercial real estate	835,488	350,929
Commercial and industrial	75,118	69,736
Mortgage warehouse (2)	9,565	619,318
Manufactured housing	154,703	104,565
Residential real estate	109,430	53,476
Consumer	2,061	2,211

Total loans receivable not covered under FDIC loss sharing agreements	1,215,262	1,215,506

Total loans receivable	1,322,788	1,341,782
Deferred (fees) costs, net	1,679	(389)
Allowance for loan losses	(25,837)	(15,032)

Loans receivable, net	$1,298,630	$1,326,361

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.
(2)	During the third quarter of 2012, we elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012. As a result of this election, new warehouse lending transactions were classified as “Loans held for sale” on the balance sheet and are not included in this table. Certain classes of warehouse lending loans were not eligible for fair value option accounting.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Customers Bank takes advantage of FHLB programs for overnight and term borrowings. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgage loans.

Non-Covered Non-accrual Loans and Loans Past Due

The following table summarizes non-covered loans, by class:

	December 31, 2012
	30-89 Days	Greater Than	Total Past	Non-		PCI	Total Loans
	Past Due (1)	90 Days (1)	Due (1)	Accrual	Current (2)	Loans(5)	(4)
			(dollars in thousands)
Commercial and industrial	$38	$0	$38	$288	$72,715	$2,077	$75,118

Commercial real estate	1,437	0	1,437	17,770	770,508	45,773	835,488

Construction	0	0	0	2,423	25,022	1,452	28,897

Residential real estate	381	0	381	1,669	95,396	11,984	109,430

Consumer	0	0	0	56	1,486	519	2,061

Mortgage warehouse	0	0	0	0	9,565	0	9,565

Manufactured housing (3)	9,234	1,966	11,200	141	135,924	7,438	154,703

Total	$11,090	$1,966	$13,056	$22,347	$1,110,616	$69,243	$1,215,262

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans. For additional information about PCI loans refer to refer to NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES – Purchased Credit-Impaired Loans” in this Form 10-K.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following table summarizes non-covered loans, by class:

	December 31, 2011
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$0	$0	$0	$2,785	$64,273	$2,678	$69,736
Commercial real estate	1,026	0	1,026	19,535	276,081	54,287	350,929
Construction	0	0	0	5,630	7,695	1,946	15,271
Residential real estate	659	0	659	1,643	38,722	12,452	53,476
Consumer	12	0	12	40	1,914	245	2,211
Mortgage warehouse	0	0	0	0	619,318	0	619,318
Manufactured housing (3)	3,481	0	3,481	0	92,255	8,829	104,565

Total	$5,178	$0	$5,178	$29,633	$1,100,258	$80,437	$1,215,506

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans. For additional information about PCI loans refer to refer to NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES – Purchased Credit-Impaired Loans” in this Form 10-K.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Covered Non-accrual Loans and Loans Past Due

The following table summarizes covered loans, by class:

	December 31, 2012
	30-89 Days	Greater Than	Total Past	Non-		PCI	Total
	Past Due (1)	90 Days (1)	Due (1)	Accrual	Current (2)	Loans(5)	Loans (4)
	(dollars in thousands)
Commercial and industrial	$220	$0	$220	$100	$8,404	$2,429	$11,153

Commercial real estate	0	0	0	3,712	20,859	20,330	44,901

Construction	0	0	0	5,244	6,472	16,076	27,792

Residential real estate	0	0	0	1,358	14,226	4,368	19,952

Manufactured housing (3)	48	0	48	90	3,527	63	3,728

Total	$268	$0	$268	$10,504	$53,488	$43,266	$107,526

(1)	Loans balances do not include non-accrual loans.
(2)	Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans. At December 31, 2012, covered PCI loans with a recorded investment of approximately $8.0 million were non-performing. For additional information about PCI loans refer to refer to NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES – Purchased Credit-Impaired Loans” in this Form 10-K.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following table summarizes covered loans, by class:

	December 31, 2011
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$2,672	$0	$2,672	$72	$9,760	$580	$13,084
Commercial real estate	531	0	531	3,185	22,305	22,768	48,789
Construction	91	0	91	2,584	13,089	22,162	37,926
Residential real estate	643	0	643	1,074	14,431	6,317	22,465
Manufactured housing (3)	5	0	5	78	3,852	77	4,012

Total	$3,942	$0	$3,942	$6,993	$63,437	$51,904	$126,276

(1)	Loans balances do not include non-accrual loans.
(2)	Loans that were not identified at the acquisition date as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans. At December 31, 2012, covered PCI loans with a recorded investment of approximately $8.0 million were non-performing. For additional information about PCI loans refer to refer to NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES – Purchased Credit-Impaired Loans” in this Form 10-K.

Impaired Loans – Covered and Non-Covered

The following table presents a summary of impaired loans at and for the year ended December 31, 2012.

	December 31, 2012
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,844		$4,922	$209
Commercial real estate	26,626		23,089	1,247
Construction	6,588		7,420	9
Consumer	101		130	1
Residential real estate	3,188		2,543	63
With an allowance recorded:
Commercial and industrial	374	$295	673	12
Commercial real estate	8,708	2,505	8,998	149
Construction	5,116	1,541	6,545	205
Consumer	100	14	43	6
Residential real estate	1,331	270	1,040	13

Total	$55,976	$4,625	$55,403	$1,914

(1)	Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following table presents a summary of impaired loans at and for the year ended December 31, 2011.

	December 31, 2011
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$6,975	$0	$7,109	$356
Commercial real estate	20,431	0	21,887	792
Construction	8,773	0	8,776	255
Residential real estate	343	0	347	0
With an allowance recorded:
Commercial and industrial	800	$426	815	27
Commercial real estate	12,195	2,047	12,414	555
Construction	7,369	2,986	7,369	132
Consumer	22	22	27	1
Residential real estate	869	195	904	9

Total	$57,777	$5,676	$59,648	$2,127

(2)	Also represents the recorded investment.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Troubled Debt Restructurings

At December 31, 2012, there were $6.1 million in loans categorized as troubled debt restructurings (“TDR”), and at December 31, 2011, there were $9.9 million in loans categorized as troubled debt restructurings. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

Modification of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not TDRs.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the years ended December 31, 2012 and 2011. There were no modifications that involved forgiveness of debt.

	December 31, 2012
	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(dollars in thousands)
Extended under forbearance	$0	$514	$514
Multiple extensions resulting from financial difficulty	47	0	47
Interest-rate reductions	792	141	933

Total	$839	$655	$1,494

	December 31, 2011
	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(dollars in thousands)
Extended under forbearance	$0	$5,151	$5,151
Multiple extensions resulting from financial difficulty	72	0	72
Interest rate reductions	910	0	910

Total	$982	$5,151	$6,133

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Troubled Debt Restructurings (continued)

The following tables provide, by class, the number of loans modified in troubled debt restructurings, and the recorded investments and unpaid principal balances for the years ended December 31, 2012 and 2011.

	December 31, 2012
	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	4	223	3	141
Residential real estate	1	564	1	67
Consumer	1	52	1	447

Total loans	6	$839	5	$655

	December 31, 2011
	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	7	5,151
Construction	0	0	0	0
Manufactured housing	12	982	0	0
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total loans	12	$982	7	$5,151

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which the Bancorp would not offer in non-troubled situations. During the years ended December 31, 2012 and 2011, respectively, loans aggregating $1.5 million and $6.1 million were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal. As of December 31, 2012 and 2011, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.

There were no valuation losses at the time of the transfer and had no impact on the ALL. During the twelve month period ending December 31, 2012, three TDR loans defaulted with a recorded investment of $283,000. During the twelve month period ending December 31, 2011, one TDR loan defaulted with a recorded investment of $710,000. Since these loans were included in the loan portfolio that is subject to the cash reserve, they were subsequently removed from the loan portfolio.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $120,000 and $352,000 in specific reserves resulting from the addition of TDR modifications during the years ended December 31, 2012 and December 31, 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Credit Quality Indicators

Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan.

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio and residential real estate segments, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, the Bank utilizes the following categories of risk ratings: pass, special mention, substandard, doubtful or loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

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

The Bank assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans. Loans classified as loss are considered uncollectible and are charged off in the period in which they are determined uncollectible.

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following presents the credit quality tables as of December 31, 2012 and December 31, 2011 for the non-covered loan portfolio.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$70,955	$794,187	$26,020	$105,490
Special Mention	3,836	18,737	454	1,017
Substandard	327	21,801	1,971	2,919
Doubtful	0	763	452	4

Total	$75,118	$835,488	$28,897	$109,430

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$2,005	$9,565	$154,562
Non-performing (1)	56	0	141

Total	$2,061	$9,565	$154,703

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$61,851	$307,734	$9,314	$50,517
Special Mention	57	13,402	237	0
Substandard	7,506	28,131	4,349	2,959
Doubtful	322	1,662	1,371	0

Total	$69,736	$350,929	$15,271	$53,476

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$2,171	$619,318	$104,565
Non-performing (1)	40	0	0

Total	$2,211	$619,318	$104,565

(1)	Includes loans that are on non-accrual status at December 31, 2012 and 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The following presents the credit quality tables as of December 31, 2012 and December 31, 2011 for the covered loan portfolio.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$8,888	$26,195	$2,434	$14,021
Special Mention	51	225	4,038	455
Substandard	2,214	18,481	21,320	5,476
Doubtful	0	0	0	0

Total	$11,153	$44,901	$27,792	$19,952

Manufactured Housing
(dollars in thousands)
Performing	$3,638
Non-performing (1)	90

Total	$3,728

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$10,928	$29,892	$5,539	$16,476
Special Mention	1,778	1,633	7,641	455
Substandard	378	17,264	24,746	5,534
Doubtful	0	0	0	0

Total	$13,084	$48,789	$37,926	$22,465

Manufactured Housing
(dollars in thousands)
Performing	$3,934
Non-performing (1)	78

Total	$4,012

(1)	Includes loans that are on non-accrual status at December 31, 2012 and 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

Allowance for loan losses

The changes in the allowance for loan losses as of December 31, 2012 and December 31, 2011 and the loans and allowance for loan losses by loan segment based on impairment method are as follows:

Twelve months ended December 31, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(dollars in thousands)
Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032
Charge-offs	(522)	(2,462)	(2,507)	(649)	0	(26)	0	0	(6,166)
Recoveries	514	63	4	5	0	114	0	0	700
Provision for loan losses	44	10,809	1,838	3,033	732	5	(858)	668	16,271

Ending Balance, December 31, 2012	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837

Loans:
Individually evaluated for impairment	$4,218	$35,334	$11,704	$4,519	$0	$201	$0		$55,976
Collectively evaluated for impairment	77,547	778,952	27,457	108,511	150,930	1,341	9,565		1,154,303
Loans acquired with credit deterioration (PCI Loans)	4,506	66,103	17,528	16,352	7,501	519	0		112,509

	$86,271	$880,389	$56,689	$129,382	$158,431	$2,061	$9,565		$1,322,788

Allowance for loan losses:
Individually evaluated for impairment	$295	$2,505	$1,541	$270	$0	$14	$0	$0	$4,625
Collectively evaluated for impairment	731	7,048	350	917	63	55	71	722	9,957
Loans acquired with credit deterioration (PCI Loans)	451	5,886	2,100	2,046	687	85	0	0	11,255

	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837

Twelve months ended December 31, 2011	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(dollars in thousands)
Beginning Balance, January 1, 2011	$1,662	$9,152	$2,127	$1,116	$0	$11	$465	$596	$15,129
Charge-offs	(2,543)	(5,775)	(1,179)	(109)	0	(55)	0	0	(9,661)
Recoveries	11	94	2	0	0	7	0	0	114
Provision for loan losses	2,311	3,558	3,706	(163)	18	98	464	(542)	9,450

Ending Balance, December 31, 2011	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032

Loans:
Individually evaluated for impairment	$7,775	$32,626	$16,142	$1,212	0	$22	$0		$57,777
Collectively evaluated for impairment	71,787	290,037	12,947	55,960	99,671	1,944	619,318		1,151,664
Loans acquired with credit deterioration (PCI Loans)	3,258	77,055	24,108	18,769	8,906	245	0		132,341

	$82,820	$399,718	$53,197	$75,941	$108,577	$2,211	$619,318		$1,341,782

Allowance for loan losses:
Individually evaluated for impairment	$426	$2,047	$2,986	$195	$0	$22	$0	$0	$5,676
Collectively evaluated for impairment	911	4,062	209	555	1	39	929	54	6,760
Loans acquired with credit deterioration (PCI Loans)	104	920	1,461	94	17	0	0	0	2,596

	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At December 31, 2012 and December 31, 2011, funds available for reimbursement, if necessary, were $3.5 million and $6.5 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

The analysis of the allowance for loan losses for 2012, 2011, and 2010 is as follows:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Balance, January 1	$15,032	$15,129	$10,032
Provision for loan losses	16,271	9,450	10,397
Loans charged off	(6,166)	(9,661)	(5,265)
Recoveries	700	114	15
Transfers (1)	0	0	(50)

Balance, December 31	$25,837	$15,032	$15,129

(1)	At December 31, 2010, the Bancorp had a reserve of $50,000 for unfunded commitments included within the allowance for loan losses. The reserve for unfunded loan commitments was reclassified to Other Liabilities during the year ended December 31, 2010.

The following table presents the changes in accretable yield related to PCI loans since origination:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Balance, beginning of period	$45,358	$7,176	$0
Additions resulting from acquisition	0	41,306	6,832
Accretion to interest income	(11,723)	(3,556)	(971)
Reclassification from nonaccretable difference and disposals, net	(1,461)	432	1,315

Balance, end of period	$32,174	$45,358	$7,176

The contractual balance of the PCI loans was $112.5 million and $132.3 million, as at December 31, 2012 and 2011, respectively. The carrying value of the PCI loans was $103.5 million and $229.1 million, as at December 31, 2012, and 2011, respectively.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES – (continued)

FDIC Loss Sharing Receivable

Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC loss sharing receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC loss sharing receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for loan and lease losses had been recorded.

The following table summarizes the activity related to the FDIC loss sharing receivable:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Balance, beginning of period	$13,077	$16,702	$0
Acquisitions	0	0	27,297
Change in FDIC loss sharing receivable	5,839	3,920	520
Reimbursement from the FDIC	(6,573)	(7,545)	(11,115)

Balance, end of period	$12,343	$13,077	$16,702

NOTE 7 – BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment were as follows:

		December 31,
	Expected Useful Life	2012	2011
		(dollars in thousands)
Leasehold improvements	3 to 25 years	$9,789	$8,706
Furniture, fixtures and equipment	5 to 10 years	3,268	2,666
IT equipment	3 to 5 years	2,752	1,775
Automobiles	5 to 10 years	112	127

		15,921	13,274

Less accumulated depreciation		(6,249)	(4,826)

Total		$9,672	$8,448

Future minimum rental commitments under non-cancelable leases were as follows:

December 31, 2012
(dollars in thousands)
2013	$2,171
2014	1,916
2015	1,518
2016	1,417
2017	1,195
Subsequent to 2017	3,769

Total minimum payments	$11,986

Rent expense, which includes reimbursements to the lessor for real estate taxes, was approximately $2.1 million, $1.6 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Bancorp’s leases are for land, branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL

The Company’s goodwill was recognized in connection with the acquisition of Berkshire Bank on September 17, 2011. The following table presents changes to goodwill as originally estimated at September 17, 2011, and measurement period adjustments to the fair values of certain assets acquired as information about facts and circumstances that existed as of the acquisition date became available.

(dollars in thousands)
Balance at January 1, 2011	$0
Goodwill resulting from the Berkshire acquisition, as originally estimated at September 17	2,465
Subsequent adjustments relating to deferred income taxes	(867)

Balance at December 31, 2011, as originally reported	1,598
Final adjustments relating to the Berkshire acquisition:
Loans receivable	1,147
Other real estate owned	1,668
Deferred income taxes	(784)

Balance at December 31, 2012	$3,629

The goodwill acquired in the Berkshire acquisition is not deductible for income tax purposes.

In accordance with ASC 350-20, Goodwill and Other Intangibles, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if impairment indicators arise utilizing a two-step methodology. Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles.

The Company performed its annual step one goodwill impairment analysis as of October 31, 2012 and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at fair value for the income approach.

The market approach is used to calculate the fair value of a company by calculating median earnings and book value pricing multiples for recent actual acquisitions of companies of similar size and performance and then applying these multiples to our community banking reporting unit. No company or transaction in the analysis is identical to our community banking reporting unit and, accordingly, the results of the analysis are only indicative or comparable value. This technique uses historical data to create a current pricing level and is thus a trailing indicator. Results of the market approach need to be understood in this context, especially in periods of rapid price change and market uncertainty. The Company applied the market valuation approach to our then current stock price adjusted by an appropriate control premium and also to a peer group adjusted by an appropriate control premium.

Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $3.6 million.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEPOSITS

The components of deposits were as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Demand, non-interest bearing	$219,687	$114,044
Demand, interest bearing	1,020,946	739,463
Savings	20,299	16,922
Time, $100,000 and over	708,487	408,853
Time, other	471,399	303,907

Total deposits	$2,440,818	$1,583,189

Time deposits scheduled maturities were as follows:

December 31, 2012
(dollars in thousands)
2013	$806,926
2014	139,456
2015	75,891
2016	106,809
2017	50,804
Thereafter	0

Total time deposits	$1,179,886

The aggregate amount of demand deposits overdrafts that have been reclassified as loan balances are $7,125 and $49,000 as at December 31, 2012 and 2011, respectively.

Included in the demand, interest bearing balances above are $203.1 million and $0 of brokered money market deposits, respectively as of December 31, 2012 and 2011. Also, included in time, other balances above are $149.9 million and $0 of brokered time deposits, respectively as of December 31, 2012 and 2011.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BORROWINGS

Short-term debt

Short-term debt was as follows:

	December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(dollars in thousands)
FHLB advances	$411,000	0.25%	$320,000	0.25%
Federal funds purchased	5,000	0.20	5,000	0.12%

Total short-term borrowings	$416,000		$325,000

The following is a summary of the Bancorp’s short-term borrowings:

	December 31,
	2012	2011
	(dollars in thousands)
FHLB advances:
Maximum outstanding at any month end	$411,000	$329,000
Average balance during the year	74,366	25,015
Weighted average interest rate during the year	.38%	.34%
Federal funds purchased:
Maximum outstanding at any month end	55,000	8,000
Average balance during the year	4,336	1,415
Weighted average interest rate during the year	.24%	.12%

At December 31, 2012, the Customers Bank had aggregate availability under federal funds lines totaling $135 million.

Long-term debt

The contractual maturities of long-term advances were as follows:

	December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(dollars in thousands)
2014	$15,000	0.52%	$1,000	3.73%
2015	25,000	0.61	0	0.00
2016	10,000	0.77	0	0.00
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31

	$60,000		$11,000

Of the $60 million of long-term advances above, $10.0 million in Federal Home Loan Bank advances, that mature in 2017 and 2018, and are convertible select advances. One $5.0 million advance may be converted during any quarter to a floating-rate advance with a rate of three-month LIBOR plus 17 basis points. The remaining $5.0 million advance may be converted in any quarter to a floating-rate advance with a rate of three-month LIBOR plus 18 basis points. If the Bancorp were to convert these advances to a floating rate, the Bancorp would have the right to prepay the advances with no penalty.

The Bank had a total borrowing capacity with the Federal Home Loan Bank of $608.9 million and with the Federal Reserve Bank of Philadelphia of $107.0 million at December 31, 2012. Advances under these arrangements are secured by certain assets, which include a blanket lien on securities and qualifying loans of Customers Bank.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BORROWINGS – (continued)

Subordinated debt

Customers Bank issued a subordinated term note during the second quarter of 2004. The note was issued for $2.0 million at a floating rate based upon the three-month LIBOR rate, determined quarterly, plus 2.75% per annum. Quarterly interest payments are made on this note in January, April, July and October. At December 31, 2012, the quarterly average rate was 3.07% and the average rate for the year was 3.20%. The note matures in the third quarter of 2014.

NOTE 11 – SHAREHOLDERS’ EQUITY

TARP Payoff

On December 28, 2011, the Bancorp entered into a letter agreement (the “Letter Agreement”) with the United States Department of Treasury (“Treasury”) pursuant to which the Bancorp repurchased from the Treasury 2,892 shares, constituting all of the issued and outstanding shares, of the Bancorp’s Series A Preferred Stock at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $2.9 million plus accrued, unpaid dividends on such shares equal to $17,000, and 145 shares, constituting all of the issued and outstanding shares, of the Bancorp’s Series B Preferred Stock and, together with the Series A Preferred Stock, (the “preferred shares”), at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $145,000, plus accrued, unpaid dividends on such shares equal to $2,000. The total repurchase price for the preferred shares equaled $3.1 million, including accrued dividends.

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

Capital Raises

During the third quarter of 2012, the Bancorp sold 7,111,819 shares of common stock in private offerings. The proceeds, net of offering costs, were $94.6 million.

On May 8, 2012, the Bancorp announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1.4 million have been expensed.

On September 30, 2011, the Bancorp sold 419,000 shares of common stock and 565,848 shares of Class B Non-Voting Common Stock at $13.20 per share with total proceeds of $13.0 million. During the first quarter 2011, the Bank sold shares of its common stock and Class B Non-Voting Common Stock to certain Lead Investors. Giving effect to the Reorganization, the Bancorp (as successor to the Bank) issued, in connection with this transaction, 668,527 shares of common stock and 363,000 shares of Class B Non-Voting Common Stock at $12.00 per share and 210,916 shares of common stock and 146,310 shares of Class B Non-Voting Common Stock to the Bancorp’s Lead Investors at $10.50 per share. The proceeds, net of offering costs were $15.5 million.

In December 2010, the Bancorp sold 694,947 shares of common stock and 49,266 shares of Class B Non-Voting Common Stock at a weighted-average price of $11.82 per share. In September 2010, the Bancorp sold 78,699 shares of common stock at an average price of $10.65. In July 2010, the Bancorp sold 8,333 shares of common stock and 93,333 shares of Class B Non-Voting Common Stock at a price of $10.50 per share. In March 2010, the Bancorp sold 253,865 shares of common stock and 396,400 shares of Class B Non-Voting Common Stock at a price of $11.28 per share. In February 2010, the Bancorp sold 2,176,516 shares of common stock and 1,182,867 shares of Class B Non-Voting Common Stock at a price of $12.84 per share (collectively, the “2010 Capital Raises”).

The proceeds of the 2010 Capital Raises were $59.0 million, net of offering costs of approximately $1.8 million. As a result of the July 2010 and March 2010 capital raises at a price less than the original per share purchase price, 1,096,496 shares of common stock and 293,056 shares of Class B Non-Voting Common Stock at a price of $10.50 per share were issued to the existing investors pursuant to anti-dilution agreements between the Bancorp and those investors.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHAREHOLDERS’ EQUITY – (continued)

Each investor who participated in the 2010 Capital Raises and owned more than 9% of the common equity of the Bancorp was identified by the Bancorp as a Lead Investor. The 2010 Capital Raises resulted in seven Lead Investors who received warrants equal to 5% of the shares that they purchased in 2010 and have exercise prices (after taking into account anti-dilution repricing) of $10.50 per share (collectively, the 2010 Warrants). The 2010 Warrants are for the issuance of 84,628 shares of the Bancorp’s Common Stock and 68,212 shares of the Bancorp’s Class B Non-Voting Common Stock.

NOTE 12 – EMPLOYEE BENEFIT PLANS

401(k) Plan

Customers Bank has a 401(k) profit sharing plan whereby eligible employees may contribute up to 15% of their salary to the Plan. Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the employee. Employer contributions for the years ended December 31, 2012, 2011, and 2010 were $311,000, $224,000, and $101,000, respectively.

Supplemental Executive Retirement Plans

Customers Bank entered into a supplemental executive retirement plan (SERP) with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15 year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year, but that level of retirement benefit is not guaranteed by the Bank, and the ultimate retirement benefit can be less than or greater than the target. The Bank intends to fund its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which is owned by the Bank. As a result of the acquisition of USA Bank on July 9, 2010, the SERP became effective and the Chairman and Chief Executive Officer is entitled to receive the balance of his account in accordance with the terms of the SERP. The present value of the amount owed as of December 31, 2012 is $2.9 million and is included in other liabilities.

NOTE 13 – SHARE-BASED COMPENSATION PLANS

Summary

During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”), and during 2012, the shareholders of Customers Bancorp approved the 2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of the Bancorp by linking the personal interests of the members of the Board of Directors and Customers Bank’s employees, officers, and executives to those of Bancorp’s shareholders and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Bancorp. The 2010 Plan and 2004 Plan are intended to provide flexibility to Bancorp in its ability to motivate, attract and retain the services of members of the Board of Directors, employees, officers and executives of Customers Bank. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remained employed by the Bancorp or continued to serve on the Board. With respect to stock options granted under the 2010 Plan, vested options shall be exercisable only when the Bancorp’s fully diluted tangible book value will have increased by 50% from the date of grant. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than ten years from the date of grant.

The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is the lesser of (a) 15% of the number of shares of common stock and Class B Non-Voting Common Stock issued in consideration of cash or other property after December 31, 2009, which amount at December 31, 2012 was 2,499,933 shares or (b) 3,333,334 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights (“SARS”), restricted stock, restricted stock units, and unrestricted stock to employees, officers, executives, and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,500,000 shares. At December 31, 2012, the aggregate number of shares of common stock available for grant under these plans was 2,560,568 shares.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION PLANS – (continued)

On January 1, 2011, the Bancorp initiated a Bonus Recognition and Retention Program (“BRRP”). This is a restricted stock unit plan. Employees eligible to participate in the BRRP include the Chief Executive Officer and other management and highly compensated employees as determined by the Compensation Committee in its sole discretion. Under the BRRP, a participant may elect to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of Voting Common Stock having a value equal to the portion of the bonus deferred by a participant are allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock is also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by the Bancorp from the date of funding to the anniversary date.

Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of the Bancorp. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011 which were payable in the first quarter of 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2012, restricted stock units outstanding under this plan totaled 107,172.

Share-based compensation expense is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2012, 2011, and 2010 was $2.0 million, $704,000, and $2.0 million, respectively. At December 31, 2012 there was $10.1 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2017.

Stock Options

The Bancorp estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options. Expected volatility was based upon limited historical information because the Bancorp’s common stock has only been traded on the Pink Sheets since February 2012. Expected life was management’s estimate which took into consideration the five-year vesting requirement and the fact that there have been no exercises prior to 2010. The following table presents the weighted-average assumptions used:

	2012	2011	2010
Weighted-average risk-free interest rate	1.15%	2.00%	2.81%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average expected volatility	17.47%	20.00%	20.00%
Weighted-average expected life (in years)	6.98	7.00	7.00
Weighted-average fair value of options granted	$3.04	$4.14	$2.68

The following summarizes stock option activity for the year ended December 31, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
	(dollars in thousands, except Weighted-average exercise price)
Outstanding, January 1, 2012	1,127,653	$11.00
Issued	944,527	14.05
Adjustment (1)	67,091
Forfeited	(135,382)	11.29

Outstanding, December 31, 2012	2,003,889	$12.49	7.03	$3,826

Exercisable at December 31, 2012	4,438	$31.59	2.99	$0

(1)	The adjustment above represents error corrections, the cancellation of the directors’ options and the conversion of the voting stock options to non-voting stock options.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION PLANS – (continued)

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

A summary of the status of the Bancorp’s nonvested options at December 31, 2012 and changes during the year ended December 31, 2012 is as follows:

	Options	Weighted- average exercise price
Nonvested at January 1, 2012	1,121,061	$11.01
Granted	944,527	14.05
Adjustments	67,091
Forfeited	(133,228)	11.00

Nonvested at December 31, 2012	1,999,451	$12.44

Restricted Stock Units

The fair value of restricted stock units granted under the 2004 Plan is determined based on the market price of the Bancorp’s common stock on the date of grant. The fair value of restricted stock units granted under the BRRP is measured as of the date on which such portion of the bonus would have been paid but for the deferral.

In February 2012, the Compensation Committee recommended and the board of directors approved a restricted stock reward program that has two vesting requirements. The first requirement is that the recipient remains an employee or director through December 31, 2016. The second requirement is that the Bancorp’s Voting Common Stock will have traded at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five-year period ending December 31, 2016.

The table below presents the status of the restricted stock units at December 31, 2012 and changes during the year ended December 31, 2012:

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at January 1, 2012	35,289	$12.00
Granted	569,960	12.77
Vested	0	0.00
Forfeited	(62,601)	12.60

Outstanding and unvested at December 31, 2012	542,648	$12.74

Management Stock Purchase Plan

The Bancorp initiated a Management Stock Purchase Program (MSPP) in 2010 where certain employees were offered an option to purchase shares of common stock at $1.00 per share for an aggregate issuance of 233,333 shares of common stock. The MSPP offers vested in accordance with the plan document in the third quarter of 2010 as result of the acquisition of USA Bank on July 9, 2010. The Bancorp’s common stock had a market value of $10.50 at the offer date and compensation expense of $1.8 million was recorded as a component of salaries and benefits during the year ended December 31, 2010. In December 2010, the offering period ended, and 233,333 shares of common stock were issued.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The components of income tax (benefit) expense were as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Current	$16,003	$4,563	$2,914
Deferred	(3,731)	(2,728)	1,817

Total	$12,272	$1,835	$4,731

Effective tax rates differ from the federal statutory rate of 35%, for the years ended 2012 and 2011 and 34% for the year ended 2010, which is applied to income before income tax expense due to the following:

	For the Year Ended December 31,
	2012		2011		2010
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
	(dollars in thousands)
Federal income tax at statutory rate	$12,631	35.00%	$2,054	35.00%	$9,552	34.00%

State income tax	184	0.51	64	1.09	209	0.74
Tax-exempt interest	(85)	(0.24)	(14)	(0.23)	(74)	(0.27)
Interest disallowance	4	0.01	3	0.05	4	0.02
Bank-owned life insurance	(466)	(1.29)	(490)	(8.35)	(67)	(0.24)
Recordation (reversal) of valuation allowance	0	0.00	0	0.00	(6,605)	(23.51)
Other	4	0.01	218	3.71	1,712	6.09

Effective income tax rate	$12,272	34.00%	$1,835	31.27%	$4,731	16.83%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

The Bancorp accounts for income taxes under the liability method of accounting for income taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bancorp determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES – (continued)

	December 31,
	2012	2011

Deferred tax assets:
Allowance for loan losses	$9,043	$5,261
Net unrealized losses on securities	0	132
Impairment charge on securities	0	175
OREO expenses	147	437
Non-accrual interest	3,153	2,646
Net operating losses	2,274	2,609
Deferred compensation	2,422	1,090
Fair value adjustments on acquisitions	2,119	1,953
Other	606	638

Total deferred tax assets	19,764	14,941

Deferred tax liabilities:
Tax basis discount on acquisitions	(7,139)	(7,733)
Net unrealized gains on securities	(573)	0

Deferred loan costs	(1,502)	(441)
Bank premises and equipment	(1,003)	(230)
Other	(406)	(422)

Total deferred tax liabilities	(10,623)	(8,826)

Net deferred tax asset	$9,141	$6,115

The Bancorp had approximately $6.5 million of federal net operating loss carryovers at December 31, 2012, that expire beginning in 2023 through 2031.

The Bancorp and its subsidiary are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the U.S. Years that remain open for potential review by the Internal Revenue Service and the state taxing authorities are 2009 through 2011. Total amount of interest and penalties for the years ended December 31, 2012, 2011 and 2010 amounted to $5,000, $30,000 and $0, respectively, and is included in other non-interest expense.

NOTE 15 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS

The Bancorp has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Balance – January 1	$3,657	$0	$0
Additions	14	3,660	0
Repayments	(399)	(3)	0
Other Changes	0	0	0

Balance – December 31	$3,272	$3,657	$0

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS – (continued)

Some current directors and executive officers of the Bancorp and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving the Bancorp in the ordinary course of business during the fiscal year ended December 31, 2012. None of these transactions involved amounts in excess of 5% of the Bancorp’s gross revenues during 2012 nor was the Bancorp indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of the Bancorp’s total consolidated assets at December 31, 2012. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

On June 30, 2010, the Bancorp extended a term loan in the principal amount of $5.0 million to Atlantic Coast Financial Corporation, which is the holding company for Atlantic Coast Bank. This lending transaction was in the ordinary course of the Bancorp’s business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-affiliated customers, and did not involve more than the normal risk of collectibility or present other unfavorable features. The Bancorp sold the full amount of the term loan to accredited investors in August 2010. Two of the Bancorp’s directors had material interests in this transaction: $500,000 of the loan was participated to a director and $2.0 million of the loan was participated to a company for which a director of the Bank’s is a managing member.

For the years ended December 31, 2012, 2011 and 2010 the Bancorp has paid approximately $394,000, $344,000 and $300,000, respectively to Clipper Magazine and its division, Spencer Advertising Marketing as well as Jaxxon Promotions, Inc. A director of the Bancorp is the Chief Executive Officer of Clipper Magazine, an affiliate of Gannett Co., Inc., and a 25% shareholder of Jaxxon Promotions, Inc.

For the years ended December 31, 2012, 2011 and 2010, the Bancorp has paid approximately $6,400, $11,000 and $42,000 to Jastrem Premium Landscapes. An immediate family member of an Executive Vice President of the Bank is the sole proprietor of Jastrem Premium Landscapes.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2012	2011
	(dollars in thousands)
Commitments to fund loans	$136,007	$106,227
Unfunded commitments to fund mortgage warehouse loans	428,400	294,681
Unfunded commitments under lines of credit	87,220	66,936
Letters of credit	3,064	1,374

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

Outstanding letters of credit written are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bancorp requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liabilities as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

NOTE 17 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations) as of December 31, 2012 and 2011, that the Bank and Bancorp meet all capital adequacy requirements to which they are subject.

The Bank experienced rapid loan growth during the final days of 2012. During the standard closing process of the Bank’s December 2012 financial statements, management determined on January 30, 2013 that the rapid loan growth resulted in a reduction in the Bank’s capital ratios, causing the Bank to become adequately capitalized as of December 31, 2012. Management immediately transferred sufficient capital from the Bancorp to the Bank, returning the Bank to well-capitalized status. Sufficient cash is maintained at the Bancorp to ensure that the Bank remains well capitalized, and management remains committed to taking all steps necessary to ensure that both the Bancorp and the Bank remain well capitalized going forward. Since the Bank was adequately capitalized at December 31, 2012, regulatory approval is required to accept, renew or roll over any brokered deposits. Effective January 1, 2013, the interest rate paid for deposits by institutions that are less than well capitalized is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – REGULATORY MATTERS – (continued)

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	≥	$205,443	≥	8.0%	≥	N/A		N/A
Customers Bank	$244,710	9.53%	≥	$205,442	≥	8.0%	≥	$256,802	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	≥	$102,722	≥	4.0%	≥	N/A		N/A
Customers Bank	$218,394	8.50%	≥	$102,721	≥	4.0%	≥	$154,081	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	≥	$112,939	≥	4.0%	≥	N/A		N/A
Customers Bank	$218,394	7.74%	≥	$112,892	≥	4.0%	≥	$141,115	≥	5.0%

As of December 31, 2011:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$157,702	11.13%	≥	$113,346	≥	8.0%	≥	N/A		N/A
Customers Bank	$152,755	10.78%	≥	$113,346	≥	8.0%	≥	$141,683	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$141,869	10.01%	≥	$56,673	≥	4.0%	≥	N/A		N/A
Customers Bank	$136,870	9.66%	≥	$56,673	≥	4.0%	≥	$85,010	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$141,869	7.37%	≥	$76,985	≥	4.0%	≥	N/A		N/A
Customers Bank	$136,870	7.11%	≥	$76,985	≥	4.0%	≥	$96,231	≥	5.0%

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at December 31, 2012 and December 31, 2011:

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

Interest-only strips:

To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bancorp generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions, credit losses and discount rates, commensurate with the risks involved. At December 31, 2012, the Bancorp no longer had interest-only strips.

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

Loans held for sale: Mortgage Warehouse Loans:

Mortgage Warehouse Loans are classified as held for sale and are carried at fair value on the balance sheet. The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by the mortgage company as short term bridge financing between the funding of mortgage loans and the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor or they have been hedged by the mortgage company. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 17 days from purchase to sale. There are no differences between the aggregate fair value and the aggregate unpaid principal balance and no gain or loss from changes in fair value were recorded in income during 2012.

We elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short term nature of the transaction and its inherent credit risk. Prior to this accounting election, mortgage warehouse loans were classified as Loans receivable, net. For additional information about our election of the fair value option refer to “NOTE 3 – “SIGNIFICANT ACCOUNTING POLICIES – Accounting Changes – The Fair Value Option”, in this Form 10-K.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

Impaired loans:

Impaired loans are those that are accounted for under FASB Accounting Standards Codification (“ASC”) 450, Contingencies, in which the Bancorp has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Other real estate owned:

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The estimated fair values of the Bancorp’s financial instruments were as follows at December 31, 2012 and December 31, 2011.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Assets:
Cash and cash equivalents	$186,016	$186,016	$186,016	$0	$0
Investment securities, available for sale	129,093	129,093	6	129,087	0
Loans held for sale (2)	1,439,889	1,439,889	0	1,439,889	0
Loans receivable, net	1,298,630	1,307,049	0	0	1,307,049
FDIC loss sharing receivable	12,343	12,343	0	12,343	0
Restricted stock	30,163	30,163	0	30,163	0
Accrued interest receivable	5,790	5,790	5,790	0	0

Liabilities:
Deposits	$2,440,818	$2,674,765	$219,687	$2,455,078	$0
Federal funds purchased	5,000	5,000	5,000	0	0
Other borrowings	471,000	471,432	0	471,432	0
Subordinated debt	2,000	2,000	0	2,000	0
Accrued interest payable	1,530	1,530	1,530	0	0

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$73,570	$73,570
Investment securities, available for sale (1)	79,137	79,137
Investment securities, held to maturity	319,547	330,809
Loans held for sale	174,999	174,999
Loans receivable, net (2)	1,326,361	1,338,485
FDIC loss sharing receivable	13,077	13,077
Restricted stock	21,818	21,818
Accrued interest receivable	5,011	5,011
Liabilities:
Deposits	$1,583,189	$1,610,977
Federal funds purchased	5,000	5,000
Subordinated debt	2,000	2,000
Borrowings	331,000	332,847
Accrued interest payable	1,478	1,478

(1)	Includes an interest only strip security of $2,894.
(2)	During the third quarter of 2012, we elected the fair value option for certain warehouse lending transactions originated after July 1, 2012. As a result of this election, all qualified warehouse lending transactions at December 31, 2012, were accounted for at fair value and classified as loans held for sale. Warehouse lending transactions at December 31, 2011 were classified as loans receivable, net.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

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

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(dollars in thousands)
Recurring fair value measurements
Available-for-sale debt securities:
Mortgage-backed securities	$0	$104,135	$0	$104,135
Corporate notes	0	24,952	0	24,952
Equities	6	0	0	6
Mortgage warehouse loans held for sale	0	1,248,935	0	1,248,935

Total recurring fair value measurements	$6	$1,378,022	$0	$1,378,028

Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $4,625	$0	$0	$11,004	$11,004
Other real estate owned	0	0	5,737	5,737

Total nonrecurring fair value measurements	$0	$0	$16,741	$16,741

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	December 31, 2011 Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(dollars in thousands)
Recurring fair value measurements
Available-for-sale debt securities:
U.S. Treasury and government agency	$0	$1,001	$0	$1,001
Mortgage-backed securities (1)	0	53,398	2,894	56,292
Asset-backed securities	0	627	0	627
Corporate notes	0	0	19,217	19,217
Municipal securities	0	2,000	0	2,000

Total recurring fair value measurements	$0	$57,026	$22,111	$79,137

Nonrecurring fair value measurements
Impaired loans, net of specific reserves of $5,676	$0	$0	$15,579	$15,579
Other real estate owned	0	0	2,648	2,648

Total nonrecurring fair value measurements	$0	$0	$18,227	$18,227

(1)	Includes an interest only strip security of $2,894.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2012
	Mortgage- backed securities	Corporate notes	Total
	(dollars in thousands)
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total gains included in other comprehensive income (before taxes)	0	735	735
Amortization included in interest income	(291)	0	(291)
Settlements	(2,603)	0	(2,603)
Purchases	0	5,000	5,000
Transfers out of Level 3 (1)	0	(24,952)	(24,952)

Balance at December 31, 2012	$0	$0	$0

	December 31, 2011
	Mortgage- backed securities	Corporate notes	Total
	(dollars in thousands)
Balance at January 1, 2011	$0	$0	$0
Total losses included in other comprehensive income (before taxes)	0	(783)	(783)
Purchases	2,894	20,000	22,894

Balance at December 31, 2011	$2,894	$19,217	$22,111

(1)	The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. In the fourth quarter of 2012, the Bancorp’s management, made the determination that these corporate notes were being valued based on inputs that are observable either directly or indirectly for substantially the full term of the assets (matrix pricing). As a result, these corporate notes were transferred to Level 2.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2012 for which the Bancorp utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair value estimate	Valuation technique	Unobservable input	Range (weighted average) (3)
	(dollars in thousands)
Impaired loans	$11,004	Collateral appraisal (1)	Liquidation expenses (2)	–3% to –8% (–5.5%)

Other real estate owned	5,737	Collateral appraisal (1)	Liquidation expenses (2)	–3% to –8% (–5.5%)

(1)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

On September 17, 2011, Customers Bank and Customers Bancorp, Inc. completed a Plan of Merger and reorganization pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three-to-one basis for shares of common stock and non-voting common stock of the Bancorp.

Balance Sheet

	December 31,
	2012	2011
	(dollars in thousands)
Assets
Cash in subsidiary bank	$44,679	$4.999
Investment securities available for sale, at fair value	6	0
Investment in and receivable due from subsidiary	225,150	142,749
Other assets	12	0

Total assets	$269,847	$147,748

Liabilities and Shareholders’ Equity
Other liabilities	372	0

Total liabilities	372	0
Shareholders’ equity	269,475	147,748

Total Liabilities and Shareholders’ Equity	$269,847	$147,748

Income Statement

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Non-interest expense:
Total other expenses	$2,708	$0

Loss before income tax benefit	(2,708)	0

Income tax benefit	948	0
Loss before undistributed income of subsidiaries	(1,760)	0

Equity in undistributed income of subsidiaries	25,578	4,034

Net income	23,818	4,034
Dividends on preferred stock	0	(44)

Net income available to common shareholders	$23,818	$3,990

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY – (continued)

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$23,818	$4,034
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(25,578)	(4,034)
Increase in other assets	(12)	0
Increase in other liabilities	372	0

Net Cash Provided By Operating Activities	(1,400)	0

Cash Flows from Investing Activities:
Purchases of investment securities available for sale	(6)	0
Payments for investments in and advances to subsidiaries	(53,500)	(4,420)

Net Cash Used in Investing Activities	(53,506)	(4,420)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	94,586	13,000
Purchase of treasury stock	0	(500)
Repayment of TARP	0	(3,037)
Dividends paid	0	(44)

Net Cash Provided by Financing Activities	94,586	9,419

Net Increase in Cash and Cash Equivalents	39,680	4,999
Cash and Cash Equivalents – Beginning	4,999	0

Cash and Cash Equivalents – Ending	$44,679	$4,999

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012
Quarter Ended	December 31	September 30	June 30	March 31
	(dollars in thousands)

Interest income	$27,245	$27,962	$19,700	$18,636
Interest expense	5,580	5,407	5,548	5,226

Net interest income	21,665	22,555	14,152	13,410

Provision for loan losses	1,617	10,116	2,738	1,800
Non-interest income	4,482	9,778	13,238	3,732
Non-interest expenses	13,443	12,007	14,574	10,627

Income before income taxes	11,087	10,210	10,078	4,715
Provision for income taxes	3,521	3,574	3,574	1,603

Net income applicable to common shareholders	$7,566	$6,636	$6,504	$3,112

Earnings per common share:
Basic	$0.41	$0.53	$0.57	$0.27
Diluted	0.40	0.51	0.56	0.27

	2011
Quarter Ended	December 31	September 30	June 30	March 31
	(dollars in thousands)
Interest income	$19,440	$15,357	$14,647	$11,801
Interest expense	5,423	5,696	5,790	5,555

Net interest income	14,017	9,661	8,857	6,246
Provision for loan losses	2,900	900	2,850	2,800
Non-interest income	4,345	3,242	2,642	3,195
Non-interest expenses	10,706	8,728	8,439	9,013

Income (loss) before income taxes	4,756	3,275	210	(2,372)
Provision (benefit) for income taxes	1,536	930	65	(696)

Net income (loss)	$3,220	$2,345	$145	$(1,676)
Preferred stock dividends	39	5	0	0

Net income (loss) applicable to common shareholders	$3,181	$2,340	$145	$(1,676)

Earnings per common share:
Basic	$0.28	$0.24	$0.01	$(0.13)
Diluted	0.27	0.23	0.01	(0.13)

NOTE 21 – SUBSEQUENT EVENTS

Consummation of the following transactions is contingent upon a number of conditions including, but not limited to, receipt of various regulatory approvals.

Acacia Federal Savings Bank Acquisition

On June 21, 2012, the Bancorp announced the entry into a definitive agreement to acquire Acacia Federal Savings Bank (Acacia) located in Falls Church, Virginia from two subsidiaries of Ameritas Mutual Holding Company (Ameritas), pursuant to the terms and conditions of an Agreement dated June 20, 2011, as amended mostly recently on December 18, 2012, January 31, 2013 and February 28, 2013. Pursuant to the terms of the agreement, the Bancorp will acquire 100% of the stock of Acacia from Ameritas Mutual Holding Company for a total purchase price of $65.0 million paid in Cash of $10.3 million and Voting Common Stock (resulting in a 4.9% voting ownership interest in the Bancorp), Class B Non-Voting Common Stock (resulting in up to 14.9% total common ownership interest (voting and non-voting, taking into account outstanding securities convertible into common stock) in the Bancorp. The Bancorp expects to issue its Voting Common Stock and Class B Non-Voting Common Stock at 115% of GAAP book value at the time of closing. It is likely that the regulatory authorities will require a change in the composition of the consideration in the Acacia transaction, including the elimination of the Series C Preferred Stock, and a reduction in the level of Voting Common Stock to be issued to the sellers.

The Bancorp will not be acquiring any non-performing loans, other real estate owned or other assets that it deems to possess higher risk. In addition, the Bancorp will not be responsible for any severance obligations, charges associated with the early termination of the O.S.I. technology contract or lease termination charges on Acacia’s corporate headquarters beyond one year. The acquisition will provide us with a mortgage banking platform and will expand our presence to the metro Washington, D.C. market that Acacia serves and is expected to occur in the first half of 2013.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SUBSEQUENT EVENTS – (continued)

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

The acquisition of CMS will enhance the Bancorp’s New York franchise. Closing of the CMS Bancorp merger, which is subject to regulatory approval, customary closing conditions and the approval of CMS Bancorp’s stockholders, is expected to occur in 2013.

New England Commercial Lending Acquisition

On February 6, 2013, we announced the entry into a definitive agreement to acquire certain commercial loans from Michigan based Flagstar Bank. Under the terms of the agreement, Customers Bank will acquire $187.6 million in commercial loan commitments, of which $150.9 million is currently outstanding. As part of the agreement, and subject to receipt of customary third-party consents, Customers Bank will also assume the leases for two of Flagstar’s commercial lending offices in the Northeast. The purchase price is expected to be 98.7% of loans outstanding and the transaction is expected to close within the first quarter of 2013.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Customers Bancorp, Inc. (the “Customers Bancorp”) is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles. Management believes that the consolidated financial statements of Customers Bancorp, Inc. fairly reflect the form and substance of transactions and that the financial statements fairly represent Customers Bancorp’s financial position and results of operations. Management has included in Customers Bancorp’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm of ParenteBeard LLC audits Customers Bancorp’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Board of Directors of Customers Bancorp has an Audit Committee composed of three independent Directors. The Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, internal control, auditing, corporate governance and financial reporting matters. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.

Management of Customers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by ParenteBeard LLC, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective.

Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 7, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.

Our independent registered public accounting firm, ParenteBeard LLC, also attested to, and reported on, the effectiveness of internal control over financial reporting. ParenteBeard LLC’s attestation report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

As of the date of this Report, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

On January 30, 2013, the Bancorp entered into Change of Control Agreements with each of Glenn Hedde and Warrant Taylor (each, a “Change of Control Agreement”). Under each Change of Control Agreement, the executive is entitled to certain payments if his employment is terminated other than for Cause or by the executive Good Reason, in each case within one year after a Change in Control of the Bancorp. If these events occur, the executive is entitled to a single lump sum payment, subject to tax withholding obligations, of (i) two hundred percent (200%) of the highest rate of base annual salary in effect for the executive during the twelve month period prior to termination of employment, and (ii) two hundred percent (200%) of the average of the aggregate annual cash performance bonuses earned by the executive during each of the three preceding fiscal years. Each Change of Control Agreement also provides for a reduction of the payments to the executive in order to avoid excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended. Each Change of Control Agreement contains non-competition, non-solicitation and similar covenants that remain in effect for a period of twelve months following termination upon a Change in Control, as well as covenants related to confidentiality of proprietary information. The terms “Cause,” “Good Reason,” and “Change in Control” as used herein have the definitions set forth in each Change of Control Agreement.

The above summary of each Change of Control Agreement is a general description only and is qualified in its entirety by reference to the full text of the respective agreements, copies of which are attached hereto as Exhibits 10.29 and 10.30, and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the section titled “Director Compensation,” “Executive Officer Compensation” and “Board Governance,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the Security Ownership of Certain Beneficial Owners and Management section, and is included in the section Equity Compensation Plan Information set forth in Item 5. of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the section titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

(b)	2. Financial Statements Schedules

Financial statements schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(c)	Exhibits

Exhibit No.	Description

2.1	Plan of Merger and Reorganization, dated September 15, 2011, incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on September 22, 2011

2.2	Agreement and Plan of Merger, dated as of August 23, 2010, by and among Customers Bank, Customers Bancorp, Inc., Berkshire Bank and Berkshire Bancorp, Inc., incorporated by reference to Exhibit 2.2 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3	Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.4	Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.5	Amendment to Agreement and Plan of Merger, dated as of April 27, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp, Inc., and Customers Bank, incorporated by reference to Exhibit 2.5 to the Customers Bancorp Form S-1/A filed with the SEC on June 13, 2011

2.6	Amendment to Agreement and Plan of Merger, dated as of September 16, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp, Inc., and Customers Bank, incorporated by reference to Exhibit 2.2 to the Customers Bancorp Form 8-K filed with the SEC on September 22, 2011

2.7	Stock Purchase Agreement, dated as of June 20, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on June 21, 2012

2.8	Agreement and Plan of Merger, dated as of August 10, 2012, by and between Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

2.9	Amendment to Stock Purchase Agreement, dated as of December 18, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on December 20, 2012

2.10	Amendment No. 2 to Stock Purchase Agreement, dated as of January 30, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on January 31, 2013

2.11	Amendment No. 3 to Stock Purchase Agreement, dated as of February 28, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on March 4, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

Exhibit No.	Description

4.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.4	Specimen stock certificate of Customers Bancorp, Inc. Voting Common Stock and Class B Non-Voting Common Stock, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

4.5	Indenture, dated as of June 29, 2004, by and between New Century Bank and Wilmington Trust Company, relating to Floating Rate Subordinated Debt Securities Due 2014, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.6	Form of Warrant issued to investors in New Century Bank’s March and February 2010 private offerings, 2009 private offering, and in partial exchange for New Century Bank’s shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock in June 2009, incorporated by reference to Exhibit 4.8 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.7	Warrants issued to Jay S. Sidhu, June 30, 2009, incorporated by reference to Exhibit 4.9 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.1+	New Century Bank Management Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.2+	Amended and Restated Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.3+	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Jay S. Sidhu, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.4+	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.5 +	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Thomas Brugger, incorporated by reference to Exhibit 10.5 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.6	Agreement, dated as of May 19, 2009, by and between New Century Bank and Jay Sidhu, incorporated by reference to Exhibit 10.6 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.7+	Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.8	Lease Agreement, dated January 5, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.10 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.9	Amendment to Lease, dated May 4, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.11 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.10+	Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.11	Stock Purchase Agreement, dated as of September 30, 2011, by and between Customers Bancorp, Inc. and Robert Tambur, incorporated by reference to Exhibit 10.24 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

10.12	Subscription Agreement, dated May 19, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.13 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.13	Amendment to Subscription Agreement, dated June 29, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.14 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.14	Amendment #2 to Subscription Agreement, dated as of June 30, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

Exhibit No.	Description

10.15+	Amended and Restated Customers Bancorp, Inc. Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.16 +	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.18	Form of Voting and Lock-Up Agreement entered into with the various directors and executive officers of CMS Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

10.19	Form of Stock Purchase Agreement used in the July and August 2012 private placement of voting common stock, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.20	Stock Purchase Agreement, dated as of August 17, 2012, by and between Customers Bancorp, Inc. and S.J. Finance Investment Fund, L.P., incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.21	Securities Purchase Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.22	Registration Rights Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.23+	Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.24+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.25+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.26	TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.27	ARRA Letter Agreement, dated as of September 17, 2011, by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.2 to Customer Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.28	Letter Agreement dated as of December 28, 2011 by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 4, 2012

10.29	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, filed herewith

10.30	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, filed herewith

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.2	Consent of ParenteBeard LLC, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) Balance Sheets as of December 31, 2012 and 2011, (b) Statements of Income for the years ended December 31, 2012, 2011 and 2010, (c) Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (d) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (f) Notes to Financial Statements for the years ended December 31, 2012, 2011 and 2010

+ Management Contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

March 18, 2013	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

March 18, 2013	By:	/s/ James D. Hogan
	Name:	James D. Hogan
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:

/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 18, 2013
Jay S. Sidhu

/s/ James D. Hogan	Executive Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 18, 2013
James D. Hogan

/s/ Daniel K. Rothermel	Director
Daniel K. Rothermel		March 18, 2013

/s/ Bhanu Choudhrie	Director
Bhanu Choudhrie		March 18, 2013

/s/ John R. Miller	Director
John R. Miller		March 18, 2013

/s/ T. Lawrence Way	Director
T. Lawrence Way		March 18, 2013

/s/ Steven J. Zuckerman	Director
Steven J. Zuckerman		March 18, 2013

Exhibit No.	Description

2.1	Plan of Merger and Reorganization, dated September 15, 2011, incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on September 22, 2011

2.2	Agreement and Plan of Merger, dated as of August 23, 2010, by and among Customers Bank, Customers Bancorp, Inc., Berkshire Bank and Berkshire Bancorp, Inc., incorporated by reference to Exhibit 2.2 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3	Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.4	Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.5	Amendment to Agreement and Plan of Merger, dated as of April 27, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp, Inc., and Customers Bank, incorporated by reference to Exhibit 2.5 to the Customers Bancorp Form S-1/A filed with the SEC on June 13, 2011

2.6	Amendment to Agreement and Plan of Merger, dated as of September 16, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp, Inc., and Customers Bank, incorporated by reference to Exhibit 2.2 to the Customers Bancorp Form 8-K filed with the SEC on September 22, 2011

2.7	Stock Purchase Agreement, dated as of June 20, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on June 21, 2012

2.8	Agreement and Plan of Merger, dated as of August 10, 2012, by and between Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

2.9	Amendment to Stock Purchase Agreement, dated as of December 18, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on December 20, 2012

2.10	Amendment No. 2 to Stock Purchase Agreement, dated as of January 30, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on January 31, 2013

2.11	Amendment No. 3 to Stock Purchase Agreement, dated as of February 28, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on March 4, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

4.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.4	Specimen stock certificate of Customers Bancorp, Inc. Voting Common Stock and Class B Non-Voting Common Stock, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

Exhibit No.	Description

4.5	Indenture, dated as of June 29, 2004, by and between New Century Bank and Wilmington Trust Company, relating to Floating Rate Subordinated Debt Securities Due 2014, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.6	Form of Warrant issued to investors in New Century Bank’s March and February 2010 private offerings, 2009 private offering, and in partial exchange for New Century Bank’s shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock in June 2009, incorporated by reference to Exhibit 4.8 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.7	Warrants issued to Jay S. Sidhu, June 30, 2009, incorporated by reference to Exhibit 4.9 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.1+	New Century Bank Management Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.2+	Amended and Restated Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.3+	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Jay S. Sidhu, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.4+	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.5 +	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Thomas Brugger, incorporated by reference to Exhibit 10.5 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.6	Agreement, dated as of May 19, 2009, by and between New Century Bank and Jay Sidhu, incorporated by reference to Exhibit 10.6 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.7+	Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.8	Lease Agreement, dated January 5, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.10 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.9	Amendment to Lease, dated May 4, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.11 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.10+	Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.11	Stock Purchase Agreement, dated as of September 30, 2011, by and between Customers Bancorp, Inc. and Robert Tambur, incorporated by reference to Exhibit 10.24 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

10.12	Subscription Agreement, dated May 19, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.13 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.13	Amendment to Subscription Agreement, dated June 29, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.14 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.14	Amendment #2 to Subscription Agreement, dated as of June 30, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.15+	Amended and Restated Customers Bancorp, Inc. Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.16 +	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

Exhibit No.	Description

10.18	Form of Voting and Lock-Up Agreement entered into with the various directors and executive officers of CMS Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

10.19	Form of Stock Purchase Agreement used in the July and August 2012 private placement of voting common stock, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.20	Stock Purchase Agreement, dated as of August 17, 2012, by and between Customers Bancorp, Inc. and S.J. Finance Investment Fund, L.P., incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.21	Securities Purchase Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.22	Registration Rights Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.23+	Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.24+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.25+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.26	TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.27	ARRA Letter Agreement, dated as of September 17, 2011, by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.2 to Customer Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.28	Letter Agreement dated as of December 28, 2011 by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 4, 2012

10.29	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, filed herewith

10.30	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, filed herewith

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.2	Consent of ParenteBeard LLC, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) Balance Sheets as of December 31, 2012 and 2011, (b) Statements of Income for the years ended December 31, 2012, 2011 and 2010, (c) Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (d) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (f) Notes to Financial Statements for the years ended December 31, 2012, 2011 and 2010

+ Management Contract or compensatory plan or arrangement