Form 10-K/A
period 2012-12-31
Customers Bancorp, Inc.
filed 2013-05-08
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Customers Bancorp, Inc. is filing this Amendment on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Original Filing”).

Unless we state otherwise or the context otherwise requires, references in this Amendment to “Customers Bancorp” refer to Customers Bancorp, Inc., a Pennsylvania corporation, and references to “we,” “our,” “us” and the “Bancorp” refer to Customers Bancorp and its consolidated subsidiaries for all periods on or after September 17, 2011 and Customers Bank for all periods before September 17, 2011. References in this Amendment to “Customers Bank” or the “Bank” refer to Customers Bank, a Pennsylvania state chartered bank and wholly owned subsidiary of Customers Bancorp.

This Amendment is being filed to correct certain typographical and calculation errors included in the Original Filing. These corrections do not alter or change previously reported revenue, net income or earnings per share. The corrections comprise:

•	in Item 1. Business – Consumer Lending, to correct consumer loans outstanding as of December 31, 2011 to reflect the accurate amount of $78.1 million;

•

in Item 6. Selected Financial Data, to correct investment securities at December 31, 2008, loans receivable not covered by Loss Sharing Agreements with the FDIC at December 31, 2009, and each of non-performing loans, non-accrual loans to total non-covered loans (called non-performing loans to total non-covered loans in the Original Filing), non-performing assets, non-performing non-covered assets to total non-covered assets, and allowance for loan losses to non-performing non-covered loans at each of December 31, 2008, 2009, 2010, 2011 and 2012; and

•

in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: (i) – 2013 Economic Outlook, to correct the ratio of our warehouse loan mix to assets at December 31, 2012 to reflect the accurate ratio of 45%; (ii) – Income Taxes – For the years ended December 31, 2011 and 2010, to correct the year stated in relation to a reversal to the valuation allowance to reflect to accurate year of 2010; (iii) – Other Borrowings, to correct certain amounts and percentages related to FHLB advances and Federal funds purchased as of December 31, 2010 in the chart summarizing the Bancorp’s short-term borrowings; (iv) – Credit Risk, to correct loan charge-offs related to construction and consumer and other loans, and loan recoveries related to construction, commercial real estate, commercial and industrial, and consumer and other loans; (v) – Asset Quality - Asset Quality at December 31, 2012, to correct commercial non-accrual/NPLs, NPAs, and NPLs, and legacy NPLs; and (vi) – Asset Quality – Acquired Loans – Loans Not Covered Under Loss Sharing Arrangements, to (a) correct non-accrual loans at December 31, 2010 and 2011, (b) remove restructured loans in compliance with modified terms as they are not considered non-performing, (c) remove loans 90+ days delinquent still accruing from the calculation of total non-performing loans as those particular loans are not without recourse, and (d) make corresponding changes based on the changes discussed in (a), (b) and (c) above to the related ratio table and types of non-covered non-performing loans table.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of each of Item 1 - “Business,” Item 6 – “Selected Financial Data and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended and restated in its entirety in this Amendment. Except as described herein, this Amendment does not change any previously reported financial results or modify or update the disclosures to the Original Filing. The disclosures in this Amendment continue to speak as of the date of the Original Filing and do not reflect events occurring after the filing of the Original Filing. The Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings. The filing of the Amendment shall not be deemed to be an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The Bancorp has updated the Signature Page, the certifications set forth as Exhibits 31.1, 31.2, 32.1 and 32.2, and the Consent of ParenteBeard LLC attached as Exhibit 23.2 to reflect this amended filing.

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

As of December 31, 2012, 2011 and 2010, we had $131.4 million, $78.1 million, and $54.4 million respectively, in consumer loans outstanding, composing 4.8%, 5.1%, and 6.2%, respectively, of our total loan portfolio, which includes loans held for sale. During the year ended in December 31, 2012, we originated and closed $67.3 million of consumer loans.

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

	2012	2011 (1)	2010 (2)	2009	2008
	(dollars in thousands, except per share information)
For the Year ended December 31,
Interest income	$93,543	$61,245	$30,907	$13,486	$15,502
Interest expense	21,761	22,464	11,546	6,336	8,138
Net interest income	71,782	38,781	19,361	7,150	7,364
Provision for loan losses	16,271	9,450	10,397	11,778	611
Bargain purchase gains on acquisitions	0	0	40,254	0	0
Total non-interest income (loss), excluding bargain purchase gains	31,230	13,424	5,416	1,043	(350)
Total non-interest expense	50,651	36,886	26,168	9,650	7,654
Income (loss) before taxes	36,090	5,869	28,466	(13,235)	(1,251)
Income tax expense (benefit)	12,272	1,835	4,731	0	(426)
Net income (loss)	23,818	4,034	23,735	(13,235)	(825)
Net income (loss) attributable to common shareholders	23,818	3,990	23,735	(13,235)	(825)
Basic earnings (loss) per share (3)	1.78	0.40	3.78	(10.98)	(1.23)
Diluted earnings (loss) per share (3)	1.73	0.39	3.69	(10.98)	(1.23)
At Period End
Total assets	$3,201,234	$2,077,532	$1,374,407	$349,760	$274,038
Cash and cash equivalents	186,016	73,570	238,724	68,807	6,295
Investment securities (4)	129,093	398,684	205,828	44,588	32,503
Loans held for sale (6)	1,439,889	174,999	199,970	0	0
Loans receivable not covered by Loss Sharing Agreements with the FDIC (5)	1,216,941	1,215,117	514,087	230,298	223,752
Allowance for loan losses	25,837	15,032	15,129	10,032	2,876
Loans receivable covered by Loss Sharing Agreements with the FDIC (5)	107,526	126,276	164,885	0	0
FDIC loss sharing receivable (5)	12,343	13,077	16,702	0	0
Deposits	2,440,818	1,583,189	1,245,690	313,927	237,842
Borrowings	471,000	331,000	11,000	0	0
Shareholders’ equity	269,475	147,748	105,140	21,503	16,849
Tangible common equity (8)	265,786	144,043	105,140	21,503	15,869
Selected Ratios and Share Data
Return on average assets	1.02%	0.24%	3.40%	(4.69)%	(0.30)%
Return on average equity	12.69%	3.06%	41.29%	(65.35)%	(4.98)%
Book value per share (3)	$14.60	$13.02	$12.52	$11.68	$25.00
Tangible book value per common share (3)(8)	$14.40	$12.69	$12.52	$11.68	$23.54
Common shares outstanding (3)	18,459,502	11,347,683	8,398,014	1,840,902	673,693
Net interest margin	3.26%	2.47%	2.76%	2.62%	2.82%
Equity to assets	8.42%	7.11%	7.65%	6.14%	6.15%
Tangible common equity to tangible assets (8)	8.31%	6.95%	7.65%	6.14%	5.79%
Tier 1 leverage ratio – Customers Bank	7.74%	7.11%	8.67%	6.68%	6.21%
Tier 1 leverage ratio – Customers Bancorp	9.30%	7.37%	n/a	n/a	n/a
Tier 1 risk-based capital ratio – Customers Bank	8.50%	9.66%	19.65%	9.76%	7.87%
Tier 1 risk-based capital ratio – Customers Bancorp	10.23%	10.01%	n/a	n/a	n/a
Total risk-based capital ratio – Customers Bank	9.53%	10.78%	21.14%	11.77%	10.50%
Total risk-based capital ratio – Customers Bancorp	11.26%	11.13%	n/a	n/a	n/a
Asset Quality – Non-covered Assets (5)
Non-performing loans	$22,347	$29,633	$22,242	$10,341	$4,387
Non-performing loans to total non-covered loans	1.84%	2.44%	4.33%	4.49%	1.96%
Other real estate owned	$4,005	$7,316	$1,906	$1,155	$1,519
Non-performing assets	26,352	36,949	24,148	11,496	5,906
Non-performing non-covered assets to total non-covered assets	2.16%	3.02%	4.68%	4.97%	2.62%
Allowance for loan losses to total non-covered loans (7)	1.20%	1.24%	2.94%	4.36%	1.29%
Allowance for loan losses to non-performing non-covered loans (7)	65.26%	50.73%	68.02%	97.01%	65.56%
Net charge-offs	$5,466	$9,547	$5,250	$4,622	$195
Net charge-offs to average non-covered loans	0.45%	1.10%	1.41%	2.04%	0.09%
Asset Quality – Covered Assets (5)
Non-performing loans	$10,504	$6,993	$8,084	$0	$0
Non-performing loans to total covered loans	22.69%	16.72%	9.18%	0.00%	0.00%
Other real estate owned	$4,109	$6,166	$5,342	$0	$0
Non-performing assets	14,613	13,159	13,426	0	0
Non-performing assets to total covered assets	13.09%	9.94%	7.89%	0.00%	0.00%

(1)	On September 17, 2011, we completed our acquisition of Berkshire Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.

(2)	During the third quarter of 2010, we acquired two banks in FDIC assisted transactions. All transactions since the acquisition dates are included in our consolidated financial statements.
(3)	Effective September 17, 2011, Customers Bank reorganized into the holding company structure pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a three to one basis for common stock of Customers Bancorp. All share and per share information for periods prior to the reorganization has been restated retrospectively to reflect the reorganization.
(4)	Includes available-for-sale and held-to-maturity investment securities.
(5)	Certain loans and other real estate owned (described as “covered”) acquired in the two FDIC assisted transactions in 2010 are subject to loss sharing agreements between Customers Bank and the FDIC. If certain provisions within the loss sharing agreements are maintained, the FDIC will reimburse Customers Bank for 80% of the unpaid principal balance and certain expenses. A loss sharing receivable was recorded based upon the credit evaluation of the acquired loan portfolio and the estimated periods for repayments. Loans receivable and assets that are not subject to the loss sharing agreement are described as “non-covered”.
(6)	In 2012, loans held for sale includes $1,248,935 of mortgage warehouse loans at fair value.
(7)	Allowance for loan losses used for this calculation excludes the portion related to purchased credit-impaired (“PCI”) loans of $11.3 million in 2012.
(8)	Our selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include tangible common equity and tangible book value per common share and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, we believe the use of these non-GAAP measures provides additional clarity when assessing our financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. We calculate tangible common equity by excluding preferred stock and goodwill from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding.

A reconciliation of shareholders’ equity to tangible common equity is set forth below.

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)

Shareholders’ equity	$269,475	$147,748	$105,140	$21,503	$16,849
Less:
Preferred stock	0	0	0	0	(980)
Intangible assets	(3,689)	(3,705)	0	0	0

Tangible common equity	$265,786	$144,043	$105,140	$21,503	$15,869

Shares outstanding	18,460	11,348	8,398	1,841	674

Book value per share	$14.60	$13.02	$12.52	$11.68	$25.01
Less: effect of excluding intangible assets and preferred stock	(.20)	(0.33)	0	0	(1.45)

Tangible book value per share	$14.40	$12.69	$12.52	$11.68	$23.56

Total assets	$3,201,234	$2,077,532	$1,374,407	$349,760	$274,038
Less: intangible assets	(3,689)	(3,705)	0	0	0

Total tangible assets	$3,197,545	$2,073,827	$1,374,407	$349,760	$274,038

Equity to assets	8.42%	7.11%	7.65%	6.15%	6.15%
Less: effect of excluding intangible assets and preferred stock	(0.11)	(0.16)	0	0	(0.36)

Tangible common equity to tangible assets	8.31%	6.95%	7.65%	6.15%	5.79%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our mortgage warehouse group, we provide financing to mortgage companies from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market. Most of the loans are FHA/VA loans or conforming loans which are sold through Fannie Mae and Freddie Mac. The strategy is to stay focused on providing the financing in the lowest risk segments in this business. Most of the revenue is derived from the interest income earned on the mortgage warehouse loans, but the business also generates fee income and deposits. We expect moderate growth in commitments in this business in 2013. Funded balances as a percentage of commitments were unusually high in late 2012; contributing to the increase in warehouse loans outstanding which increased by $655.2 million to $1,449.5 million at December 31, 2012, from 2011. Over the long-term, we expect continued growth in this business but anticipate a reduction in the proportion of warehouse assets to the total assets, due to faster growth in other loan portfolios. We expect warehouse mix will make up about 25% of assets over time which is down from 45% at December 31, 2012.

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

For the years ended December 31, 2011 and 2010

The income tax provision was $1.8 million for the year ended December 31, 2011, with an effective tax rate of 31.27%, compared to $4.7 million for the year ended December 31, 2010, with an effective tax rate of 16.83%. The decrease in the income tax expense was primarily due to the decrease in net income before taxes of approximately $22.6 million. In addition, the tax benefit from bank owned life insurance increased by approximately $423,000 due to the purchase of approximately $20.0 million of bank owned life insurance at the end of 2010. In 2010, we recorded a reversal to the valuation allowance of $6.6 million which reduced the year’s effective tax rate by 23.51%.

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

The chart below depicts the Bancorp allowance for loan losses for the periods indicated.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$15,032	$15,129	$10,032	$2,876	$2,460
Loan charge-offs (3)
Construction	2,507	1,179	1,214	920	100
Commercial real estate	2,462	5,775	964	2,597	79
Commercial and industrial	522	2,543	1,699	1,080	—
Residential real estate	649	109	1,366	—	1
Consumer and other	26	55	22	33	15

Total Charge-offs (2)	6,166	9,661	5,265	4,630	195

Loan recoveries
Construction	4	2	—	—	—
Commercial real estate	63	94	—	—	—
Commercial and industrial	514	11	6	8	—
Residential real estate	5	—	9	—	—
Consumer and other	114	7	—	—	—

Total Recoveries	700	114	15	8	—

Total net charge-offs	5,466	9,547	5,250	4,622	195
Provision for loan losses	16,271	9,450	10,397	11,778	611

Transfer (1)	—	—	(50)	—	—

Balance of the allowance for loan losses at the end of the year	$25,837	$15,032	$15,129	$10,032	$2,876

Net charge-offs as a percentage of average non-covered loans	0.43%	1.13%	1.00%	2.05%	0.09%

(1)	In 2010, we had a reserve of $50,000 for unfunded commitments previously included in the allowance for loan losses. The reserve for unfunded loan commitments was reclassified to other liabilities.
(2)	The large charge-offs in 2011 were related to loans acquired in the 2010 FDIC assisted transactions and the Legacy portfolio.
(3)	PCI loans that are pooled do not have charge-offs until the pool matures.

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

Asset Quality at December 31, 2012
Loan Type	Total Loans	PCI Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPLs (a)	OREO (b)	NPAs (a)+(b)	NPLs to Total Loan Type (%)	NPAs to Loans + OREO (%)
	(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$104,666	$0	$87,398	$1,836	$0	$15,432	$2,245	$17,677	14.74	16.53
Manufactured	3,113	0	3,101	12	0	0	0	0	0.00	0.00
Warehouse – Repo	9,565	0	9,565	0	0	0	0	0	0.00	0.00
Warehouse – HFS	1,439,889	0	1,439,889	0	0	0	0	0	0.00	0.00
Multi-family	358,871	0	358,871	0	0	0	0	0	0.00	0.00
Commercial	429,511	0	428,614	0	0	897	0	897	0.21	0.21
Consumer/Mortgage	76,559	0	76,559	0	0	0	0	0	0.00	0.00
TDRs	4,303	0	604	0	0	3,699	0	3,699	85.96	85.96

Total Originated Loans	2,426,477	0	2,404,601	1,848	0	20,028	2,245	22,273	0.83	0.92

Acquired Loans
Berkshire	14,738	0	12,716	20	0	2,002	1,315	3,317	13.58	20.66
FDIC – Covered	63,653	0	52,882	268	0	10,503	4,109	14,612	16.50	21.57
FDIC – Non-covered	20	0	20	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	83,570	0	79,000	4,570	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	445	445	0.00	100.00
Manufactured Housing 2012	59,474	0	52,895	4,613	1,966	0	0	0	0.00	0.00
TDRs	1,845	0	1,546	39	0	260	0	260	14.09	14.09

Total Acquired Loans	223,300	0	199,059	9,510	1,966	12,765	5,869	18,634	5.72	8.13

Acquired PCI Loans
Berkshire	60,668	60,668	0	0	0	0	0	0
FDIC – Covered	45,573	45,573	0	0	0	0	0	0
Manufactured Housing 2011	12,321	12,321	0	0	0	0	0	0

Total Acquired PCI Loans	118,562	118,562	0	0	0	0	0	0

Subtotal	2,768,339	118,562	2,603,660	11,358	1,966	32,793	8,114	40,907
Fair Value/Credit Marks/Deferred
Fees and Expenses	(3,983)	(6,053)	2,012	0	0	57	0	57

Total Portfolio	$2,764,356	$112,510	$2,605,672	$11,358	$1,966	$32,850	$8,114	$40,964	1.19	1.48

Asset Quality at December 31, 2012 (continued)
Loan Type	Total Loans	NPLs	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
	(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$104,666	$15,432	$4,389	$0	$0	$4,389	4.19	28.89
Manufactured	3,113	0	63	0	0	63	2.02	n/a
Warehouse – Repo	9,565	0	71	0	0	71	0.74	n/a
Warehouse – HFS	1,439,889	0	0	0	0	0	0.00	n/a
Multi-family	358,871	0	1,794	0	0	1,794	0.50	n/a
Commercial	429,511	897	4,109	0	0	4,109	0.96	362.03
Consumer/Mortgage	76,559	0	537	0	0	537	0.70	n/a
TDRs	4,303	3,699	0	0	0	0	0.00	n/a

Total Originated Loans	2,426,477	20,028	10,963	0	0	10,963	0.45	54.74

Acquired Loans
Berkshire	14,738	2,002	359	0	0	359	2.44	17.93
FDIC – Covered	63,653	10,504	2,539	0	0	2,539	3.99	24.17
FDIC – Non-covered	20	0	0	0	0	0	0.00	n/a
Manufactured Housing 2010	83,570	0	0	0	3,486	3,486	4.17	n/a
Manufactured Housing 2011	0	0	0	0	0	0	n/a	n/a
Manufactured Housing 2012	59,474	0	0	0	0	0	0.00	n/a
TDRs	1,845	260	0	0	0	0	0.00	n/a

Total Acquired Loans	223,300	12,766	2,898	0	3,486	6,384	2.86	50.01

Acquired PCI Loans
Berkshire	60,668	0	4,111	(1,539)	0	2,572	4.24	n/a
FDIC – Covered	45,573	0	6,457	2,319	0	8,776	19.26	n/a
Manufactured Housing 2011	12,321	0	686	4,882	0	5,568	45.19	n/a

Total Acquired PCI Loans	118,562	0	11,254	5,662	0	16,916	14.27	n/a

Subtotal	2,768,339	32,794	25,115	5,662	3,486	34,263	1.24	104.48
Fair Value/Credit Marks/Deferred Fees and Expenses	(3,983)	57	0	0	0	0
Unallocated	0	0	722	0	0	722

Total Portfolio	$2,764,356	$32,851	$25,837	$5,662	$3,486	$34,985	1.27	106.50

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

Loans not covered under loss sharing arrangements

The tables below set forth non-covered non-performing loans and non-performing assets and asset quality ratios:

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans 90+ days delinquent still accruing	$1,966	$0	$5	$4,119	$1,585

Non-accrual loans	$22,347	$29,633	$22,242	$10,341	$4,387

OREO	4,005	7,316	1,906	1,155	1,519

Non-performing non-covered assets	$26,352	$36,949	$24,148	$11,496	$5,906

	December 31,
	2012	2011	2010	2009	2008
Non-accrual non-covered loans to total non-covered loans	1.84%	2.44%	4.33%	4.49%	1.96%
Non-performing non-covered assets to total non-covered assets	2.16%	3.02%	4.68%	4.97%	2.62%
Non-accrual non-covered loans and 90+ days delinquent to total non-covered assets	1.99%	2.42%	4.31%	6.25%	2.65%
Allowance for loan losses to (1):
Total non-covered loans	1.20%	1.24%	2.94%	4.36%	1.29%
Non-performing non-covered loans	65.26%	50.73%	68.02%	97.01%	65.56%
Non-performing non-covered assets	55.34%	40.68%	62.65%	87.27%	48.70%

(1)	This table excludes the impact of PCI loans and their related allowance for loan losses of $11.3 million for 2012, and $0 for 2011 and 2010. There were no PCI loans in the portfolio before 2010.

The table below sets forth types of non-covered loans that were non-performing at December 31, 2012, 2011, 2010, 2009 and 2008.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Construction	$2,423	$5,630	$4,673	$2,838	$1,443
Residential real estate	1,669	1,643	1,125	390	0
Commercial real estate	17,770	19,535	15,739	6,177	2,794
Commercial and industrial	288	2,785	705	721	150
Manufactured housing	141	0	0	0	0
Consumer and other	56	40	0	215	0

Total non-performing loans	$22,347	$29,633	$22,242	$10,341	$4,387

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

	December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(dollars in thousands)
2014	$15,000	0.52%	$1,000	3.73%
2015	25,000	0.61	0	0.00
2016	10,000	0.77	0	0.00
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31

	$60,000		$11,000

Short-term debt

Short-term debt was as follows:

	December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

FHLB advances	$411,000	0.25%	$320,000	0.25%	$0	0.00%

Federal funds purchased	5,000	0.20	5,000	0.12	0	0.00

Total short-term borrowings	$416,000		$325,000		$0

The following is a summary of the Bancorp’s short-term borrowings:

	December 31,
	2012	2011	2010
	(dollars in thousands)
FHLB advances:
Maximum outstanding at any month end	$411,000	$329,000	$3,000
Average balance during the year	74,336	25,015	546
Weighted average interest rate during the year	.38%	.34%	.83%
Federal funds purchased:
Maximum outstanding at any month end	55,000	8,000	0
Average balance during the year	4,336	1,415	36
Weighted average interest rate during the year	.24%	.12%	.67%

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

Customers Bancorp, Inc.

May 8, 2013	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer