Form 10-Q
period 2013-03-31
Customers Bancorp, Inc.
filed 2013-05-09
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

(610) 933-2000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

On May 1, 2013, 13,791,016 shares of Voting Common Stock and 4,691,897 shares of Class B Non-Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Customers Bancorp, Inc.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — UNAUDITED

	March 31, 2013	December 31, 2012
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$6,731	$12,908
Interest earning deposits	174,409	173,108

Cash and cash equivalents	181,140	186,016
Investment securities available for sale, at fair value	162,030	129,093
Loans held for sale (including $1,170,200 and $1,248,935 of mortgage warehouse loans at fair value at March 31, 2013 and December 31, 2012, respectively)	1,359,817	1,439,889
Loans receivable not covered under Loss Sharing Agreements with the FDIC	1,516,844	1,216,941
Loans receivable covered under Loss Sharing Agreements with the FDIC	102,011	107,526
Less: Allowance for loan losses	(26,439)	(25,837)

Total loans receivable, net	1,592,416	1,298,630
FDIC loss sharing receivable	12,043	12,343
Bank premises and equipment, net	9,546	9,672
Bank-owned life insurance	66,746	56,191
Other real estate owned (2013 $4,263; 2012 $4,109 covered under Loss Sharing Agreements with the FDIC)	9,414	8,114
Goodwill and other intangibles	3,686	3,689
Restricted stock	34,081	30,163
Accrued interest receivable and other assets	27,705	27,434

Total assets	$3,458,624	$3,201,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$242,509	$219,687
Interest bearing	2,293,317	2,221,131

Total deposits	2,535,826	2,440,818
Federal funds purchased	90,000	5,000
Other borrowings	537,000	471,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	16,888	12,941

Total liabilities	3,181,714	2,931,759

Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized; none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 18,530,532 shares issued and 18,482,913 outstanding at March 31, 2013 and 18,507,121 shares issued and 18,459,502 outstanding at December 31, 2012	18,531	18,507
Additional paid in capital	213,022	212,090
Retained earnings	45,503	38,314
Accumulated other comprehensive income	354	1,064
Less: cost of treasury stock; 47,619 shares at March 31, 2013 and December 31, 2012	(500)	(500)

Total shareholders’ equity	276,910	269,475

Total liabilities and shareholders’ equity	$3,458,624	$3,201,234

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Interest income:
Loans held for sale	$10,884	$1,021
Loans receivable, taxable, including fees	16,027	14,603
Loans receivable, non-taxable, including fees	72	14
Investment securities, taxable	829	2,912
Investment securities, non-taxable	0	21
Other	108	65

Total interest income	27,920	18,636

Interest expense:
Deposits	5,136	5,073
Federal funds purchased	5	2
Borrowed funds	238	133
Subordinated debt	16	18

Total interest expense	5,395	5,226

Net interest income	22,525	13,410
Provision for loan losses	1,100	1,800

Net interest income after provision for loan losses	21,425	11,610

Non-interest income:
Deposit fees	130	116
Mortgage warehouse transactional fees	3,668	2,099
Bank-owned life insurance	476	265
Gain on sale of investment securities	0	209
Accretion of FDIC loss sharing receivable	1,217	655
Gain on sale of loans	50	0
Other	574	388

Total non-interest income	6,115	3,732

Non-interest expense:
Salaries and employee benefits	7,397	5,496
Occupancy	1,910	1,380
Technology, communication and bank operations	841	647
Advertising and promotion	115	275
Professional services	706	886
FDIC assessments, taxes, and regulatory fees	1,347	669
Other real estate owned	36	106
Loan workout	674	359
Loss contingency	2,000	0
Other	1,454	809

Total non-interest expense	16,480	10,627

Income before tax expense	11,060	4,715
Income tax expense	3,871	1,603

Net income	$7,189	$3,112

Basic income per share	$0.39	$0.27
Diluted income per share	0.38	0.27

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net income	$7,189	$3,112

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities arising during the period	(1,093)	86
Income tax effect	383	(30)
Reclassification adjustment for gains included in net income	0	(209)
Income tax effect	0	73

Other comprehensive loss, net of tax	(710)	(80)

Comprehensive income	$6,479	$3,032

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	For the Three Months Ended March 31, 2013 and 2012
	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollars in thousands)
Balance, January 1, 2012	11,347,683	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Comprehensive income				3,112	(80)		3,032
Share-based compensation expense			528				528

Balance, March 31, 2012	11,347,683	$11,395	$123,130	$17,608	$(325)	$(500)	$151,308

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollars in thousands)
Balance, January 1, 2013	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Comprehensive income				7,189	(710)		6,479
Share-based compensation expense			704				704
Issuance of common stock	23,411	24	228				252

Balance, March 31, 2013	18,482,913	$18,531	$213,022	$45,503	$354	$(500)	$276,910

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

Three Months Ended March 31,	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$7,189	$3,112
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	1,800
Loss contingency	2,000	0
Provision for depreciation and amortization	628	448
Stock-based compensation	704	528
Deferred taxes	1	187
Net amortization of investment securities premiums and discounts	108	39
Gain on sale of investment securities	0	(209)
Gain on sale of loans	(50)	0
Origination/purchase of loans held for sale	(6,035,469)	(501,139)
Proceeds from the sale of loans held for sale	6,113,541	500,270
Increase in FDIC loss sharing receivable	(1,940)	(1,190)
Amortization of fair value discounts	41	1,374
Net gain on sales of other real estate owned	(29)	(60)
Impairment charges on other real estate owned	89	957
Change in investment in bank-owned life insurance	(476)	(346)
Increase in accrued interest receivable and other assets	(176)	(174)
Increase (decrease) in accrued interest payable and other liabilities	778	(1,501)

Net Cash Provided by Operating Activities	88,039	4,096

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	4,902	2,195
Proceeds from sales of investment securities available for sale	0	48,965
Purchases of investment securities available for sale	(35,620)	0
Proceeds from maturities and principal repayments of investment securities held to maturity	0	38,203
Net (increase) decrease in loans	(141,965)	24,310
Purchase of loan portfolio	(155,306)	0
Proceeds from sales of SBA loans	436	0
Purchases of bank-owned life insurance	(10,000)	0
Net (purchases of) proceeds from restricted stock	(3,918)	858
Reimbursements from the FDIC on loss sharing agreements	2,370	118
Purchases of bank premises and equipment	(290)	(406)
Proceeds from sales of other real estate owned	445	2,844

Net Cash (Used In) Provided by Investing Activities	(338,946)	117,087

Cash Flows from Financing Activities
Net increase in deposits	95,031	221,071
Net increase (decrease) in short-term borrowed funds	101,000	(325,000)
Proceeds from FHLB borrowings	50,000	0

Net Cash Provided by (Used in) Financing Activities	246,031	(103,929)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,876)	17,254
Cash and Cash Equivalents — Beginning	186,016	73,570

Cash and Cash Equivalents — Ending	$181,140	$90,824

Supplementary Cash Flows Information
Interest paid	$5,383	$5,267
Income taxes paid	337	2,589

Non-cash items:
Transfer of loans to other real estate owned	$1,935	$2,382
Securities purchased not settled	3,421	0

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

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Bancorp believes that the disclosures made are adequate to make the information not misleading. The Bancorp’s unaudited consolidated interim financial statements reflect all adjustments that are, in the opinion of management, necessary for fair statement of the results of interim periods presented. Certain amounts reported in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

The accounting policies of Customers Bancorp, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as disclosed on pages 85 through 93 of Customers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the latest Form 10-K.

Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The Bancorp evaluated its March 31, 2013 consolidated financial statements for subsequent events through the date the financial statements were issued. The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

NOTE 2 — ACQUISITION ACTIVITY

Acacia Federal Savings Bank Acquisition

See NOTE 15 — SUBSEQUENT EVENTS.

CMS Bancorp Acquisition

See NOTE 15 — SUBSEQUENT EVENTS.

New England Commercial Lending Acquisition

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million has been drawn. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Purchased Loans

The Bancorp believes that the varying circumstances under which it purchases loans and the diverse quality of loans purchased should drive the decision as to whether or not loans in a portfolio should be deemed to be purchased-credit-impaired loans (“PCI” loans). Therefore, loan acquisitions are and will be evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are and will be accounted for in accordance with
ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are and will be accounted for in accordance with
ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Loans that are purchased that do not have evidence of credit deterioration

Purchased performing loans are recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments, as accounted for under the contractual cash flow method of accounting. The fair value adjustment is accreted as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for the acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Loans that are purchased that have evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected

For purchases of this type of loan, evidence of deteriorated credit quality may include past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages.

The fair value of loans with evidence of credit deterioration is recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.

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

Recently Issued Accounting Standards

In January, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with relevant accounting guidance or subject to an enforceable master netting arrangement or similar agreement. The guidance in this ASU was effective for the first interim or annual period beginning on or after January 1, 2013 (the same effective date for ASU 2011-11) and is to be applied retrospectively. See “NOTE 13 — DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES” for the required disclosures.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). This ASU requires an entity to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. The amendments in this ASU were effective for the first interim periods or annual period beginning on or after December 15, 2012 and are to be applied prospectively. Adoption of this ASU has not had a significant impact on the Bancorp’s results of operations or financial position.

In February, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements were effective for fiscal years and interim periods beginning after December 15, 2012 for public companies. See “NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT” for the required disclosures.

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (a)

Unrealized Gains and Losses on Available-for-Sale Securities
(dollars in thousands)
Beginning balance — January 1, 2013	$1,064

Other comprehensive loss before reclassifications	(710)
Amounts reclassified from accumulated other comprehensive income	0

Net current-period other comprehensive loss	(710)

Ending balance — March 31, 2013	$354

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

NOTE 5 — EARNINGS PER SHARE

The following are the components of the Bancorp’s earnings per share for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Net income allocated to common shareholders	$7,189	$3,112

Weighted-average number of common shares — basic	18,471,207	11,347,683
Share-based compensation plans	283,580	179,044
Warrants	155,152	98,906

Weighted-average number of common shares — diluted	18,909,939	11,625,633

Basic earnings per share	$0.39	$0.27
Diluted earnings per share	$0.38	$0.27

The following is a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Anti-dilutive Securities Excluded From the Computation of Earnings per Share
	Three Months Ended March 31,
	2013	2012
Weighted-average anti-dilutive securities:
Share-based compensation awards	102,684	1,599,791
Warrants	129,946	571,135

Total weighted-average anti-dilutive securities	232,630	2,170,926

NOTE 6 — INVESTMENT SECURITIES

In May 2012, Customers Bancorp reclassified its $269.0 million held-to-maturity investment portfolio to available for sale. Due to its strong outlook for loan growth, falling interest rates, and its decision to postpone its initial public offering of stock, the Bancorp decided to proceed with this reclassification to provide liquidity. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years.

The amortized cost and approximate fair value of investment securities as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$136,479	$962	$(540)	$136,901
Corporate notes	25,000	144	(21)	25,123
Equities	6	0	0	6

	$161,485	$1,106	$(561)	$162,030

(1)	Includes private-label securities with an aggregate amortized cost of $602 and an aggregate fair value of $589.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$102,449	$1,795	$(109)	$104,135
Corporate notes	25,000	89	(137)	24,952
Equities	6	0	0	6

	$127,455	$1,884	$(246)	$129,093

(1)	Includes private-label securities with an aggregate amortized cost of $629 and an aggregate fair value of $612.

The following table shows proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Proceeds from sale of available-for-sale securities	$0	$48,965

Gross gains	$0	$209
Gross losses	0	0

Net gains	$0	$209

These gains and losses were determined using the specific identification method and were included in non-interest income.

The following table shows available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	March 31, 2013
	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$0	$0
Due after one year through five years	25,000	25,123
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	136,479	136,901

Total debt securities	$161,479	$162,024

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$23,792	$(523)	$421	$(17)	$24,213	$(540)
Corporate notes	0	0	4,979	(21)	4,979	(21)

Total	$23,792	$(523)	$5,400	$(38)	$29,192	$(561)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$5,695	$(87)	$429	$(22)	$6,124	$(109)
Corporate notes	0	0	9,862	(137)	9,862	(137)

Total	$5,695	$(87)	$10,291	$(159)	$15,986	$(246)

At March 31, 2013, there were five available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2012, there were two available-for-sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates due to changes in economic conditions and the liquidity of the market, and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market-price recovery.

During June 2012, Moody’s downgraded all five corporate bonds in the Bancorp’s portfolio. This downgrade was anticipated since Moody’s placed these bonds on negative watch in February 2012. The Bancorp analyzed these bonds in more detail at the time of downgrade. The Bancorp does not intend to sell these debt securities prior to recovery, and it is more likely than not that the Bancorp will not have to sell these debt securities prior to recovery. These bonds continue to pay their scheduled interest payments on time. No additional downgrades are anticipated at this time. The holdings are all in the financial services industry and all issuers are well capitalized.

At March 31, 2013 and December 31, 2012, Customers Bank had pledged investment securities aggregating $132.9 million and $103.5 million, respectively, as collateral for borrowings from the FHLB.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of net loans receivable was as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Construction	$27,587	$27,792
Commercial real estate	39,923	44,901
Commercial and industrial	11,009	11,153
Residential real estate	19,731	19,952
Manufactured housing	3,761	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	102,011	107,526

Construction	35,623	28,897
Commercial real estate	1,031,346	835,488
Commercial and industrial	180,060	75,118
Mortgage warehouse	7,218	9,565
Manufactured housing	149,875	154,703
Residential real estate	110,213	109,430
Consumer	1,895	2,061

Total loans receivable not covered under FDIC loss sharing agreements	1,516,230	1,215,262

Total loans receivable	1,618,241	1,322,788
Deferred (fees) costs, net	614	1,679
Allowance for loan losses	(26,439)	(25,837)

Loans receivable, net	$1,592,416	$1,298,630

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Customers Bank takes advantage of Federal Home Loan Bank (“FHLB”) programs for overnight and term borrowings. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first-mortgage loans.

Non-Covered Nonaccrual Loans and Loans Past Due

The following tables summarize non-covered loans, by class:

	March 31, 2013
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$719	$0	$719	$312	$175,889	$3,140	$180,060
Commercial real estate	264	0	264	17,215	969,218	44,649	1,031,346
Construction	0	0	0	2,653	32,013	957	35,623
Residential real estate	380		380	883	97,470	11,480	110,213
Consumer	0	0	0	56	1,361	478	1,895
Mortgage warehouse	0	0	0	0	7,218	0	7,218
Manufactured housing (3)	7,643	2,118	9,761	308	134,186	5,620	149,875

Total	$9,006	$2,118	$11,124	$21,427	$1,417,355	$66,324	$1,516,230

	December 31, 2012
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$38	$0	$38	$288	$72,715	$2,077	$75,118
Commercial real estate	1,437	0	1,437	17,770	770,508	45,773	835,488
Construction	0	0	0	2,423	25,022	1,452	28,897
Residential real estate	381		381	1,669	95,396	11,984	109,430
Consumer	0	0	0	56	1,486	519	2,061
Mortgage warehouse	0	0	0	0	9,565	0	9,565
Manufactured housing (3)	9,234	1,966	11,200	141	135,924	7,438	154,703

Total	$11,090	$1,966	$13,056	$22,347	$1,110,616	$69,243	$1,215,262

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90-days or more delinquent.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into pools are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans.

Covered Nonaccrual Loans and Loans Past Due

The following tables summarize covered loans, by class:

	March 31, 2013
	30-89 Days Past Due (1)	Greater Than 90 Days Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)(3)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$331	$0	$331	$100	$8,008	$2,570	$11,009
Commercial real estate	0	0	0	3,641	18,148	18,134	39,923
Construction	0	0	0	5,241	6,116	16,230	27,587
Residential real estate	0	0	0	1,346	13,990	4,395	19,731
Manufactured housing	79	0	79	88	3,521	73	3,761

Total	$410	$0	$410	$10,416	$49,783	$41,402	$102,011

	December 31, 2012
	30-89 Days Past Due (1)	Greater Than 90 Days Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)(3)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$220	$0	$220	$100	$8,404	$2,429	$11,153
Commercial real estate	0	0	0	3,712	20,859	20,330	44,901
Construction	0	0	0	5,244	6,472	16,076	27,792
Residential real estate	0	0	0	1,358	14,226	4,368	19,952
Manufactured housing	48	0	48	90	3,527	63	3,728

Total	$268	$0	$268	$10,504	$53,488	$43,266	$107,526

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into pools are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans.

Impaired Loans — Covered and Non-Covered

The following table presents a summary of impaired loans:

	March 31, 2013		For the Three Months Ended March 31, 2013
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,166		$4,796	$56
Commercial real estate	26,315		23,627	198
Construction	6,819		7,320	2
Consumer	101		103	0
Residential real estate	2,064		2,463	8
With an allowance recorded:
Commercial and industrial	662	$420	671	7
Commercial real estate	6,520	2,207	8,585	11
Construction	5,116	1,490	6,307	49
Consumer	100	14	53	1
Residential real estate	1,416	364	1,103	2

Total	$53,279	$4,495	$55,028	$334

(1)	Also represents the recorded investment.

	December 31, 2012		For the Three Months Ended March 31, 2012
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,844		$7,193	$234
Commercial real estate	26,626		20,668	177
Construction	6,588		8,187	4
Consumer	101		69	1
Residential real estate	3,188		2,687	61
With an allowance recorded:
Commercial and industrial	374	$295	790	1
Commercial real estate	8,708	2,505	10,434	73
Construction	5,116	1,541	7,134	50
Consumer	100	14	21	0
Residential real estate	1,331	270	865	12

Total	$55,976	$4,625	$58,048	$613

(1)	Also represents the recorded investment.

Troubled Debt Restructurings

At March 31, 2013, there were $6.4 million in loans categorized as troubled debt restructurings (“TDR”), and at March 31, 2012, there were $7.9 million in loans categorized as troubled debt restructurings. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below-market rate will be returned to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2013 and 2012. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs That Are Not Accruing Interest	Total
	(dollars in thousands)
Three months ended March 31, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	257	257

Total	$0	$257	$257

Three months ended March 31, 2012
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	155	0	155

Total	$155	$0	$155

The following table provides, by class, the number of loans modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three months ended March 31, 2013 and 2012.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs That Are Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Three months ended March 31, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	3	257
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	0	$0	3	$257

Three months ended March 31, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	0	0
Residential real estate	0	0	0	0
Consumer	3	155	0	0

Total	3	$155	0	$0

At March 31, 2013 and 2012, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $0 in specific reserves resulting from the addition of TDR modifications for both the three months ended March 31, 2013 and 2012. There were no TDRs that defaulted in the three-month period ended March 31, 2013 as well as for the three-month period ended March 31, 2012.

Credit Quality Indicators

Credit quality indicators for commercial and industrial, commercial real estate, residential real estate, and construction loans are based on an internal risk-rating system and are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse, and manufactured housing loans are evaluated on the basis of the payment activity of the loan.

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio, and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory, special mention, substandard, and doubtful. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment and estimates, the risk rating process is intended to permit management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

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

The Bank assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans. When it is determined that these loans are uncollectible they are charged off in the period in which they are determined to be uncollectible.

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends and are classified as performing and nonperforming.

The following presents the credit quality tables as of March 31, 2013 and December 31, 2012 for the non-covered loan portfolio.

	March 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$173,042	$988,354	$32,843	$107,436
Special Mention	6,652	20,625	37	1,008
Substandard	366	22,367	2,743	1,769
Doubtful	0	0	0	0

Total	$180,060	$1,031,346	$35,623	$110,213

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$1,838	$7,218	$149,719
Nonperforming (1)	57	0	156

Total	$1,895	$7,218	$149,875

(1)	Includes loans that are on nonaccrual status at March 31, 2013.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$70,955	$794,187	$26,020	$105,490
Special Mention	3,836	18,737	454	1,017
Substandard	327	21,801	1,971	2,919
Doubtful	0	763	452	4

Total	$75,118	$835,488	$28,897	$109,430

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$2,005	$9,565	$154,562
Nonperforming (1)	56	0	141

Total	$2,061	$9,565	$154,703

(1)	Includes loans that are on nonaccrual status at December 31, 2012.

The following presents the credit quality tables as of March 31, 2013 and December 31, 2012 for the covered loan portfolio.

	March 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$8,418	$21,796	$2,080	$13,782
Special Mention	173	189	4,036	455
Substandard	2,418	17,938	21,471	5,494
Doubtful	0	0	0	0

Total	$11,009	$39,923	$27,587	$19,731

Manufactured Housing
(dollars in thousands)
Performing	$3,673
Nonperforming (1)	88

Total	$3,761

(1)	Includes loans that are on nonaccrual status at March 31, 2013.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$8,888	$26,195	$2,434	$14,021
Special Mention	51	225	4,038	455
Substandard	2,214	18,481	21,320	5,476
Doubtful	0	0	0	0

Total	$11,153	$44,901	$27,792	$19,952

Manufactured Housing
(dollars in thousands)
Performing	$3,638
Nonperforming (1)	90

Total	$3,728

(1)	Includes loans that are on nonaccrual status at December 31, 2012.

Allowance for loan losses

The changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 and the loans and allowance for loan losses by loan segment based on impairment evaluation method are as follows. Please read in conjunction with disclosures in the Bancorp’s 2012 Annual Report on Form 10-K.

Three months ended March 31, 2013	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(dollars in thousands)
Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	(20)	(410)	0	(133)	0	0	0	0	(563)
Recoveries	11	52	0	(3)	0	5	0	0	65
Provision for loan losses	522	142	288	151	96	(18)	(17)	(64)	1,100

Ending Balance, March 31, 2013	$1,990	$15,223	$4,279	$3,248	$846	$141	$54	$658	$26,439

Loans:
Individually evaluated for impairment	$4,828	$32,835	$11,935	$3,480	$0	$201	$0	$0	$53,279
Collectively evaluated for impairment	180,530	975,651	34,086	110,588	148,016	1,145	7,220	0	1,457,236
Loans acquired with credit deterioration	5,710	62,783	17,187	15,875	5,693	478	0	0	107,726

									$1,618,241

Allowance for loan losses:
Individually evaluated for impairment	$420	$2,207	$1,490	$364	$0	$14	$0	$0	$4,495
Collectively evaluated for impairment	1,322	8,459	374	955	72	50	54	658	11,944
Loans acquired with credit deterioration	248	4,557	2,415	1,929	774	77	0	0	10,000

	$1,990	$15,223	$4,279	$3,248	$846	$141	$54	$658	$26,439

Three months ended March 31, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(dollars in thousands)
Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032
Charge-offs	(34)	(206)	(1,212)	(21)	0	0	0	0	(1,473)
Recoveries	0	37	0	4	0	0	0	0	41
Provision for loan losses	57	257	1,655	(52)	15	34	(166)	0	1,800

Ending Balance, March 31, 2012	$1,464	$7,117	$5,099	$775	$33	$95	$763	$54	$15,400

Loans:
Individually evaluated for impairment	$8,189	$29,578	$14,501	$5,892	0	$158	$0		$58,318
Collectively evaluated for impairment	70,962	321,363	10,358	55,626	93,924	5,712	561,268		1,119,213
Loans acquired with credit deterioration	5,805	85,468	28,013	21,495	15,446	224	0		156,451

									$1,333,982

Allowance for loan losses:
Individually evaluated for impairment	$417	$1,429	$2,972	$59	$0	$20	$0	$0	$4,897
Collectively evaluated for impairment	949	4,078	264	607	33	78	763	54	6,826
Loans acquired with credit deterioration	98	1,531	1,863	168	0	17	0	0	3,677

	$1,464	$7,038	$5,099	$834	$33	$115	$763	$54	$15,400

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At March 31, 2013 and 2012, funds available for reimbursement, if necessary, were $3.1 million and $6.1 million, respectively. Quarterly, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The changes in accretable yield related to PCI loans since origination for the three months ended March 31, 2013 and 2012 were as follows:

For the Three Months ended March 31,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$32,174	$45,358
Accretion to interest income	(2,071)	(2,059)
Reclassification (to) from nonaccretable difference and disposals, net	(438)	1,404

Balance, end of period	$29,665	$44,703

FDIC Loss Sharing Receivable

The following table summarizes the activity related to the FDIC loss sharing receivable for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$12,343	$13,077
Change in FDIC loss sharing receivable	2,070	1,190
Reimbursement from the FDIC	(2,370)	(118)

Balance, end of period	$12,043	$14,149

NOTE 8 — SHAREHOLDERS’ EQUITY

During the third quarter of 2012, the Bancorp sold 7,111,819 shares of common stock in private offerings. The proceeds, net of offering costs, were $94.6 million.

On May 8, 2012, the Bancorp announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1.4 million were expensed.

NOTE 9 — SHARE-BASED COMPENSATION

The table below presents the status of the restricted stock units at March 31, 2013 and changes during the three-month period ended March 31, 2013.

	Restricted stock units	Weighted- average grant-date fair value
Outstanding at January 1, 2013	542,648	$12.74
Granted	72,126	14.94
Vested	0	0
Canceled	0	0

Outstanding at March 31, 2013	614,774	$12.99

NOTE 10 — REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s consolidated financial statements. At March 31, 2013, the Bank and the Bancorp met all capital adequacy requirements to which they are subject.

The Bank experienced rapid loan growth during the final days of 2012. During the standard closing process of the Bank’s December 2012 financial statements, management determined on January 30, 2013 that the rapid loan growth resulted in a reduction in the Bank’s capital ratios, causing the Bank to become adequately capitalized as of December 31, 2012. Management immediately transferred sufficient capital from the Bancorp to the Bank, returning the Bank to well-capitalized status. Sufficient cash is maintained at the Bancorp to ensure that the Bank remains well capitalized, and management remains committed to taking all steps necessary to ensure that both the Bancorp and the Bank remain well capitalized going forward. The Bank is well capitalized as of March 31, 2013. Since the Bank was adequately capitalized at December 31, 2012, regulatory approval was required to accept, renew or roll over any brokered deposits. Effective January 1, 2013, the interest rate paid for deposits by institutions that are less than well capitalized is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. This has been subsequently lifted based upon the well capitalized status as of March 31, 2013.

The Bancorp’s and the Bank’s capital amounts and ratios at March 31, 2013 and December 31, 2012 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$297,866	10.59%	$224,924	8.0%	N/A	N/A
Customers Bank	$292,672	10.39%	$225,377	8.0%	$281,722	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$270,867	9.63%	$112,462	4.0%	N/A	N/A
Customers Bank	$265,673	9.43%	$112,689	4.0%	$169,033	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$270,867	9.16%	$118,234	4.0%	N/A	N/A
Customers Bank	$265,673	8.99%	$118,234	4.0%	$147,792	5.0%

As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	$205,443	8.0%	N/A	N/A
Customers Bank	$244,710	9.53%	$205,442	8.0%	$256,802	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	$102,722	4.0%	N/A	N/A
Customers Bank	$218,394	8.50%	$102,721	4.0%	$154,081	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	$112,939	4.0%	N/A	N/A
Customers Bank	$218,394	7.74%	$112,896	4.0%	$141,120	5.0%

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

Loans held for sale:

The fair value of loans receivable held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans held for sale — Mortgage warehouse loans:

The Fair Value Option

The Bancorp elected the fair value option for warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short-term nature of the transaction and its inherent credit risk. This adoption was in accordance with the parameters established by Accounting Standards Codification (“ASC”) 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, warehouse lending transactions are classified as “Loans held for sale” on the balance sheet. The interest income from the warehouse lending transactions is classified in “Interest Income — Loans held for sale on the income statement. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by the mortgage company as short- term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor or they have been hedged by the mortgage company. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 17 days from purchase to sale.

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

Borrowings:

Borrowings consist of FHLB advances. The carrying amount of short-term FHLB borrowings approximates its fair value. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated debt:

Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Derivatives:

The fair values of interest rate swaps are determined using models that incorporate readily observable market data into a market standard methodology. The methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bancorp and its counterparties.

Off-balance-sheet financial instruments:

Fair values for the Bancorp’s off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

The estimated fair values of the Bancorp’s financial instruments were as follows at March 31, 2013 and December 31, 2012.

			Fair Value Measurements at March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:
Cash and cash equivalents	$181,140	$181,140	$181,140	$0	$0
Investment securities, available for sale	162,030	162,030	6	162,024	0
Loans held for sale	1,359,817	1,359,817	0	1,356,644	3,173
Loans receivable, net	1,592,416	1,587,469	0	0	1,587,469
FDIC loss sharing receivable	12,043	12,043	0	12,043	0
Derivatives not designated as hedging instruments	3,285	3,285	0	3,285	0
Restricted stock	34,081	34,081	0	34,081	0
Accrued interest receivable	6,119	6,119	6,119	0	0

Liabilities:
Deposits	$2,535,826	$2,565,999	$242,509	$2,323,490	$0
Federal funds purchased	90,000	90,000	90,000	0	$0
Other borrowings	537,000	538,854	0	538,854	0
Subordinated debt	2,000	2,000	0	2,000	0
Derivatives not designated as hedging instruments	3,389	3,389	0	3,389	$0
Accrued interest payable	1,543	1,543	1,543	0	0

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:
Cash and cash equivalents	$186,016	$186,016	$186,016	$0	$0
Investment securities, available for sale	129,093	129,093	6	129,087	0
Loans held for sale	1,439,889	1,439,889	0	1,439,889	0
Loans receivable, net	1,298,630	1,307,049	0	0	1,307,049
FDIC loss sharing receivable	12,343	12,343	0	12,343	0
Restricted stock	30,163	30,163	0	30,163	0
Accrued interest receivable	5,790	5,790	5,790	0	0

Liabilities:
Deposits	$2,440,818	$2,674,765	$219,687	$2,455,078	$0
Federal funds purchased	5,000	5,000	5,000	0	0
Other borrowings	471,000	471,432	0	471,432	0
Subordinated debt	2,000	2,000	0	2,000	0
Accrued interest payable	1,530	1,530	1,530	0	0

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Recurring fair value measurements
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$136,901	$0	$136,901
Corporate notes	0	25,123	0	25,123
Equities	6	0	0	6
Derivatives not designated as hedging instruments (1)	0	3,285	0	3,285
Mortgage warehouse loans held for sale	0	1,167,027	3,173	1,170,200

Total assets — recurring fair value measurements	$6	$1,332,336	$3,173	$1,335,515

Liabilities
Derivatives not designated as hedging instruments (2)	$0	$3,389	$0	$3,389

Nonrecurring fair value measurements
Assets
Impaired loans, net of specific reserves of $4,495	$0	$0	$9,319	$9,319
Other real estate owned	0	0	1,935	1,935

Total assets — nonrecurring fair value measurements	$0	$0	$11,254	$11,254

(1)	Included in Other Assets
(2)	Included in Other Liabilities

	December 31, 2012
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Recurring fair value measurements
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$104,135	$0	$104,135
Corporate notes	0	24,952	0	24,952
Equities	6	0	0	6
Mortgage warehouse loans held for sale	0	1,248,935	0	1,248,935

Total assets — recurring fair value measurements	$6	$1,378,022	$0	$1,378,028

Nonrecurring fair value measurements
Assets
Impaired loans, net of specific reserves of $4,625	$0	$0	$11,004	$11,004
Other real estate owned	0	0	5,737	5,737

Total assets — nonrecurring fair value measurements	$0	$0	$16,741	$16,741

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012 are summarized as follows:

Loans Held for Sale
(dollars in thousands)
Balance at January 1, 2013	$0
Transfer from Level 2 to Level 3 (1)	3,173

Balance at March 31, 2013	$3,173

	Mortgage- backed	Corporate
	Securities	Notes	Total
	(dollars in thousands)
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total gains included in other comprehensive income (before taxes)	0	329	329
Amortization included in interest income	(104)	0	(104)

Balance at March 31, 2012	$2,790	$19,546	$22,336

(1)	The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. During the first quarter of 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud appear to be approximately $5.2 million. In estimating the loss exposure, management believes a range of possible loss could be as low as $1.5 million or less to a maximum of $3.2 million. Accordingly, management has provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management has transferred these loans and the related loss contingency from Level 2 to Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2013 for which the Bancorp utilized Level 3 inputs to measure fair value. The valuation techniques, unobservable inputs, and ranges (weighted average) are the same as those disclosed at December 31, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
	(dollars in thousands)
Impaired loans	$9,319	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	$1,935	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)

(1)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Accounting Policy for Derivative Instruments and Hedging Activities

The Bancorp records all derivatives on the balance sheet at fair value. Currently, none of the derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks with the Bancorp’s assets or liabilities. As such, all changes in fair value of the derivatives are recognized directly in earnings.

In accordance with U.S. GAAP, the Bancorp made an accounting policy election to measure credit risk of its derivative financial instruments that are subject to master netting agreements on a gross basis.

Risk Management Objectives of Using Derivatives

The Bancorp is exposed to certain risks arising from both its business operations and economic conditions. The Bancorp manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. The Bank’s existing interest-rate derivatives result from a service provided to certain qualifying customers, and therefore, are not used to manage interest-rate risk in assets or liabilities. The Bank manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

None of the Bancorp’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service implemented in the first quarter of 2013 that the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party in order to minimize its net risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2013, the Bancorp had 14 interest rate swaps with an aggregate notional amount of $89.0 million related to this program.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet.

	Fair Value of Derivative Instruments March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$3,285	Other liabilities	$3,389

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three months ended March 31, 2013.

	Effect of Derivative instruments on Comprehensive Income Three months ended March 31, 2013
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
	(dollars in thousands)

Derivatives not designated as hedging instruments
Interest rate products	Other non-interest income	$43

Credit-risk-related Contingent Features

By entering into derivative contracts, the Bank is exposed to credit risk. The credit risk associated with derivatives executed with Bank customers is the same as that involved in extending the related loans and is subject to the same standard credit policies. To mitigate the credit-risk exposure to major derivative dealer counterparties, the Bancorp only enters into agreements with those that maintain credit ratings of high quality.

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of March 31, 2013, the termination value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $3.5 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, but at March 31, 2013 had not been required to post any collateral.

NOTE 13 — DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

The following tables present derivative instruments that are subject to enforceable master netting arrangements. The Bancorp has not made a policy election to offset its derivative positions.

Offsetting of Financial Liabilities and Derivative Liabilities For the three months ended March 31, 2013
				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(dollars in thousands)
Description
Interest rate derivatives with institutional counterparties	$3,389	$0	$3,389	$0	$0	$3,389

NOTE 14 — LOSS CONTINGENCY

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Immediate steps were taken to protect the Bank’s position, and this process is continuing. Although we are very early in the process, the bank is taking steps to minimize any loss exposure that may result. Total loans involved in this fraud appear to be approximately $5.2 million. In estimating the loss exposure, we believe a range of possible loss could be as low as $1.5 million or less to a maximum of $3.2 million. Accordingly, we have provided a loss contingency of $2.0 million at March 31, 2013.

NOTE 15 — SUBSEQUENT EVENTS

Acacia Federal Savings Bank Acquisition

On April 4, 2013, Customers Bancorp, Inc., Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced their mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Company and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party will bear its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest.

CMS Bancorp Acquisition

Effective as of April 22, 2013, the Bancorp entered into an Amendment to Agreement and Plan of Merger (“Amendment”) to that certain Agreement and Plan of Merger, dated as of August 10, 2012 (“Merger Agreement”), by and between the Bancorp and CMS Bancorp, Inc. (“CMS”).

The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of CMS with and into the Bancorp pursuant to the Merger Agreement, as amended, has not closed, either the Bancorp or CMS may terminate the Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances.

The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed for the pendency of the transaction, using the multiples of 0.95x for CMS common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

Other key terms agreed to by the Bancorp and CMS under the Amendment provide for:

•

CMS’s ability to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) the Bancorp has not made an investment in CMS of $1.5 million of CMS Preferred Stock, or (ii) the Bancorp and CMS have not agreed upon the terms of a $2.0 million senior secured lending facility that the Bancorp will make available to CMS;

•	the Bancorp to pay $300,000 to CMS as partial reimbursement for merger-related expenses incurred as of March 31, 2013; and

•

the Bancorp to pay to CMS a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals.

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

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three months ended March 31, 2013. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2012 included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”).

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — “SIGNIFICANT ACCOUNTING POLICIES” to our audited financial statements for the year ended December 31, 2012 included in our 2012 Form 10-K.

Certain accounting policies involve significant judgments and assumptions by Customers Bancorp that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Actual results could differ from these estimates. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2012 Form 10-K.

Subsequent Events

Acacia Federal Savings Bank Acquisition

On April 4, 2013, we, Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced a mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Bancorp and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party will bear its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest.

CMS Bancorp Acquisition

Effective as of April 22, 2013, we entered into an Amendment to Agreement and Plan of Merger (“Amendment”) to that certain Agreement and Plan of Merger, dated as of August 10, 2012 (“Merger Agreement”), by and between the Bancorp and CMS Bancorp, Inc. (“CMS”).

The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of CMS with and into the Bancorp pursuant to the Merger Agreement, as amended, has not closed, either we or CMS may terminate the Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances.

The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed for the pendency of the transaction, using the multiples of 0.95x for CMS common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

Other key terms agreed to by us and CMS under the Amendment provide for:

•

CMS’s ability to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) we have not made an investment in CMS of $1.5 million of CMS Preferred Stock, or (ii) we and CMS have not agreed upon the terms of a $2.0 million senior secured lending facility that we will make available to CMS;

•	the Bancorp to pay $300,000 to CMS as partial reimbursement for merger-related expenses incurred as of March 31, 2013; and

•

the Bancorp to pay to CMS a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals.

Results of Operations

First Quarter 2013 Compared to First Quarter 2012

We had net income of $7.2 million for the three months ended March 31, 2013 and net income of $3.1 million for the three months ended March 31, 2012, an increase of $4.1 million or 131%. Diluted earnings per share were $0.38 and $0.27 for the three months ended March 31, 2013 and March 31, 2012, respectively, a comparative increase of $0.11 per share or 40.7%.

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	Three Months Ended March 31,
	2013			2012
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
	(dollars in thousands)
Assets
Interest earning deposits	$174,637	$108	0.25%	$100,578	$65	0.26%
Investment securities, taxable (A)	143,028	829	2.32%	344,804	2,912	3.38%
Investment securities, non-taxable (A)	0	0	0.00%	2,070	21	4.15%
Loans held for sale	1,123,420	10,884	3.93%	108,221	1,021	3.80%
Loans, taxable (B)	1,379,228	16,027	4.71%	1,254,614	14,603	4.68%
Loans, non-taxable (B)	11,491	72	2.53%	2,463	14	2.24%
Less: Allowance for loan losses	(26,299)			(15,513)

Total interest earning assets	2,805,505	27,920	4.03%	1,797,237	18,636	4.17%

Non-interest earning assets	156,969			111,604

Total assets	$2,962,474			$1,908,841

Liabilities
Interest checking	$35,892	39	0.43%	$34,507	50	0.58%
Money market	999,525	1,704	0.69%	731,908	2,078	1.14%
Other savings	21,638	26	0.49%	18,797	30	0.64%
Certificates of deposit	1,192,330	3,367	1.15%	742,392	2,915	1.58%

Total interest bearing deposits	2,249,385	5,136	0.93%	1,527,604	5,073	1.34%
Other borrowings	171,333	259	0.61%	91,264	153	0.67%

Total interest-bearing liabilities	2,420,718	5,395	0.90%	1,618,868	5,226	1.30%

Non-interest-bearing deposits	254,859			132,303

Total deposits & borrowings	2,675,577		0.82%	1,751,171		1.20%
Other non-interest bearing liabilities	12,550			7,939

Total liabilities	2,688,127			1,759,110
Shareholders’ Equity	274,347			149,731

Total liabilities and shareholders’ equity	$2,962,474			$1,908,841

Net interest earnings		22,525			13,410
Tax equivalent adjustment (C)		39			19

Net interest earnings		$22,564			$13,429

Interest spread			3.21%			2.97%

Net interest margin			3.25%			3.00%

Net interest margin tax equivalent (C)			3.26%			3.00%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income increased by $9.1 million, or 68.0% for the three months ended March 31, 2013 to $22.5 million, from $13.4 million for the three months ended March 31, 2012. This net increase was attributable to increases of $1.0 billion in average volume of average interest-earning assets, offset by an increase of $801.9 million in average interest-bearing liabilities. The primary driver of the increase in net interest income was from higher loan volume from the following:

•	$498.7 million increase in average mortgage warehouse loans due to growth of the mortgage warehouse lending business;

•	$191.1 million increase in average commercial loans primarily due to growth of the commercial real estate loan portfolio; and

•	$328.3 million increase in average multi-family loans due to growth of the multi-family lending business.

The key measure of our net interest income is net interest margin. Our net interest margin increased to 3.26% for March 31, 2013 from 3.00% for the same period in 2012. The changes in yields were secondary to the changes in loan volume.

Additionally, interest income from mortgage warehouse loans, and commercial real estate loans increased by $9.9 million and $2.4 million, respectively offset by a decrease from investment securities of $2.1 million. Driving the rise in interest income was higher average loan volume for mortgage warehouse loans of $498.7 million, and commercial real estate loan volume of $193.0 million. The higher loan volume was a result of our strategy to grow our mortgage warehouse lending and commercial real estate businesses. Sales of investment securities in the second quarter of 2012 lead to their lower average volume in the first quarter of 2013 compared to the same quarter in 2012. Interest expense for borrowings increased by $106,000 due to the increase in the level of borrowings.

Provision for Loan Losses

Customers Bancorp has established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At March 31, 2013, approximately 3.5% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses decreased by $700 thousand to $1.1 million for the three months ended March 31, 2013, compared to $1.8 million for the same period in 2012. The decrease in the 2013 provision is attributable to several different factors that include a decrease in specific reserve requirements of $325 thousand in loans not covered under FDIC loss share agreements, loan runoff for PCI loans, and the cash flow re-estimation process for the PCI loans that took place in September 30, 2012. Offsetting the decline were reserves needed for new loan growth in the portfolio.

For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Deposit fees	$130	$116
Mortgage warehouse transactional fees	3,668	2,099
Bank-owned life insurance	476	265
Gain on sale of investment securities, net	0	209
Accretion of FDIC loss sharing receivable	1,217	655
Gain on sale of loans	50	0
Other	574	388

Total non-interest income	$6,115	$3,732

Non-interest income was $6.1 million for the three months ended March 31, 2013, an increase of $2.4 million from $3.7 million for the three months ended March 31, 2012. This increase was due to growth in warehouse lending volume which generated $1.6 million in additional fee income and accretion relating to our FDIC loss sharing receivable which increased by $562,000.

Non-Interest Expense

The below chart shows our results in the various components of non-interest expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Salaries and employee benefits	$7,397	$5,496
Occupancy	1,910	1,380
Technology, communication and bank operations	841	647
Advertising and promotion	115	275
Professional services	706	886
FDIC assessments, taxes and regulatory fees	1,347	669
Other real estate owned	36	106
Loan workout	674	359
Loss contingency	2,000	0
Other	1,454	809

Total non-interest expenses	$16,480	$10,627

Non-interest expense was $16.5 million for the three months ended March 31, 2013, an increase of approximately $5.9 million as compared to non-interest expense of $10.6 million for the same period in 2012.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased 34.6% or $1.9 million to $7.4 million in the first quarter of 2013 versus $5.5 million in the same period in 2012. The primary reason for this increase was the addition of 56 full-time equivalent employees since March 31, 2012. This was directly related to the need for additional employees to support our organic growth and the expansion into new markets and lines of business.

Occupancy expense increased by 38.4%, or $530,000, rising from $1.4 million in 2012 to $1.9 million in 2013. The increase was related to building the infrastructure to support our growth.

Professional services expense decreased to $706,000 in the first quarter of 2013 from $886,000 for the same period of 2012. This decrease was primarily attributable to lower legal and consulting expenses in 2013 compared to legal and consulting expenses incurred in 2012 related to regulatory filings.

FDIC assessments, taxes and regulatory fees increased by 101.3% or $678,000 from $669,000 in 2012 to $1.3 million in 2013. The primary reason for this increase was related to increased FDIC assessments for the first quarter of 2013 which approximated $515,000.

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Immediate steps were taken to protect the Bank’s position and this process is continuing. Although we are very early in the process, the Bank is taking steps to minimize any loss exposure that may result. Total loans involved in this fraud appear to be approximately $5.2 million. In estimating the loss exposure, we believe a range of possible loss could be as low as $1.5 million or less to a maximum of $3.2 million. Accordingly we have provided a loss contingency of $2.0 million at March 31, 2013.

Other expenses increased $645,000 to $1.5 million in the first quarter of 2013 from $809,000 in the first quarter of 2012. Approximately $216,000 of the increase was related to a surge in loan expenses which directly correlated to the growth in the loan portfolio. In general, there was an overall increase in most categories within other expense as a result of the growth and expansion of the franchise.

Income Taxes

The income tax expense was $3.9 million and $1.6 million for the three months ended March 31, 2013 and 2012. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $6.3 million.

The effective tax rate for the three months ended March 31, 2013 and 2012 was approximately 35 percent and 34 percent, respectively. The effective tax rate was lower than the Federal statutory rate of 35% due to investment in tax-exempt securities and bank-owned life insurance. The effective tax rate for the first quarter of 2013 was higher than the same period in 2012 due to non-taxable income having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

Financial Condition

General

Total assets were $3.5 billion at March 31, 2013, a $257.4 million, or 8.0%, increase from total assets of $3.2 billion at December 31, 2012. Total liabilities were $3.2 billion at March 31, 2013, an increase of $250.0 million, or 8.5%, from total liabilities of $2.9 billion at December 31, 2012.

The major changes within our financial position occurred as the result of the growth in loans receivable not covered by loss sharing agreements with the FDIC, which increased by 24.6% or $300 million to $1.5 billion at March 31, 2013, from $1.2 billion at December 31, 2012. Approximately 50% of the loan growth was the result of the purchase of $155.1 million of commercial loans from Flagstar Bank on March 28, 2013. In addition, as part of our organic growth strategy, we plan to establish a branch in the City of Philadelphia with the intention of servicing underserved and lower-and-moderate-income customers.

The following table sets forth certain key condensed balance sheet data:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Cash and cash equivalents	$181,140	$186,016
Investment securities, available for sale	162,030	129,093
Loans held for sale (including $1,170,200 and $1,248,935 of mortgage warehouse loans at fair value at March 31, 2013 and December 31, 2012)	1,359,817	1,439,889
Loans receivable not covered under FDIC Loss Sharing Agreements	1,516,844	1,216,941
Total loans receivable covered under FDIC Loss Sharing Agreements	102,011	107,526
Total loans receivable, net of the allowance for loan losses	1,592,416	1,298,630
Total assets	3,458,624	3,201,234
Total deposits	2,535,826	2,440,818
Federal funds purchased	90,000	5,000
Total other borrowings	537,000	471,000
Subordinated debt	2,000	2,000
Total liabilities	3,181,714	2,931,759
Total shareholders’ equity	276,910	269,475
Total liabilities and shareholders’ equity	3,458,624	3,201,234

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash and due from banks and interest earning deposits. Cash and due from banks consisted mainly of balances at the Federal Reserve Bank, in the amount of $173.1 million and $172.0 million at March 31, 2013 and December 31, 2012, as well as vault cash and cash items in the process of collection which amounted to $6.7 million and $12.9 million at March 31, 2013 and December 31, 2012, respectively. In addition, interest-bearing balances at the Federal Home Loan Bank of Pittsburgh, in the amount of $174.4 million at March 31, 2013 and $173.1 million at December 31, 2012, comprised the remaining portion of cash and cash equivalents. In total, cash and cash equivalents decreased $4.9 million, or 2.6%, to $181.1 million at March 31, 2013 when compared to $186.0 million at December 31, 2012.

Investment Securities

Our investment securities portfolio is an important source of interest income and liquidity. It consists of government agency and mortgage-backed securities (guaranteed by an agency of the United States government and non-agency guaranteed) and domestic corporate debt. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings, and diversify the credit risk of earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.

At March 31, 2013, our investment securities were $162.0 million compared to $129.1 million in December 31, 2012. The increase is primarily the result of our purchase of FNMA and GNMA Agency Community Reinvestment Act (CRA)-eligible mortgage-backed securities. These securities are comprised of loans in our assessment area. During the first quarter ended March 31, 2013, the Bank purchased over $35.6 million of these securities.

Unrealized gains and losses on available-for-sale securities, are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.

Loans

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County, New York; and to a lesser extent in the surrounding markets. The loan portfolio is primarily comprised of commercial real estate, construction, and commercial and industrial loans. In addition, we have a mortgage warehouse product line that provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages.

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million was outstanding. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

Loans receivable, net, increased by $293.8 million to $1.6 billion at March 31, 2013 from $1.3 billion at December 31, 2012. In the first quarter of 2013, the bank acquired $182.3 million in commercial loans from Michigan-based Flagstar Bank of which $155.1 million is currently outstanding. In addition, the increase in Loans receivable, net, was also attributable to higher balances for commercial real estate of $195.8 million. Offsetting the increase was normal loan runoff for PCI and Covered loans.

The composition of net loans receivable at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Construction	$27,587	$27,792
Commercial real estate	39,923	44,901
Commercial and industrial	11,009	11,153
Residential real estate	19,731	19,952
Manufactured housing	3,761	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	102,011	107,526

Construction	35,623	28,897
Commercial real estate	1,031,346	835,488
Commercial and industrial	180,060	75,118
Mortgage warehouse	7,218	9,565
Manufactured housing	149,875	154,703
Residential real estate	110,213	109,430
Consumer	1,895	2,061

Total loans receivable not covered under FDIC loss sharing agreements	1,516,230	1,215,262

Total loans receivable	1,618,241	1,322,788
Deferred (fees) costs, net	614	1,679
Allowance for loan losses	(26,439)	(25,837)

Loans receivable, net	$1,592,416	$1,298,630

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout this Management’s Discussion and Analysis.

The commercial and construction credit loan relationships are monitored on a periodic basis to evaluate the cash flows available for the repayment of loans. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio. The lending and credit administration groups are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the borrower’s ability to repay the loan, or the underlying value of the pledged collateral.

As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending division monitors these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.

Covered loans are monitored and evaluated in the same manner to address the provision of the loss sharing arrangements with the FDIC.

It is the legacy and acquired construction and commercial real estate secured portion of the loan portfolio in which we are experiencing the most difficulty with delinquent and non-accrual loans. In September 2009, we tightened the underwriting policies for commercial real estate lending and construction lending. Although we believe that we have identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around may result in increased allocations of the Allowance for Loan Losses in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, and manufactured housing, at March 31, 2013, we had no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk.

Credit Risk

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews. Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged when they are identified and to which provisions are added when it is appropriate. The allowance for loan losses is evaluated periodically as management deems appropriate. The provision for loan losses was $1.1 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. The allowance for loan losses was $26.4 million or 1.03% of total non-covered loans at March 31, 2013 and $25.8 million, or 1.2% of total non-covered loans, at December 31, 2012.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Balance at the beginning of the period	$25,837	$15,032
Loan charge-offs
Construction	—	1,212
Commercial real estate	409	206
Commercial and industrial	20	34
Residential real estate	134	21
Consumer and other	—	—

Total Charge-offs	563	1,473

Loan recoveries
Construction	—	—
Commercial real estate	53	37
Commercial and industrial	8	—
Residential real estate	—	4
Consumer and other	4	—

Total Recoveries	65	41

Total net charge-offs	498	1,432
Provision for loan losses	1,100	1,800

Balance at the end of the period	$26,439	$15,400

Net-charge-offs as a percentage of average non-covered loans	.04%	.48%

Asset Quality

We had impaired loans totaling $53.3 million at March 31, 2013, compared to $56.0 million at December 31, 2012. Non-accrual non-covered loans totaled $21.4 million at March 31, 2013, down from $22.3 million at December 31, 2012. We had net charge-offs of $498,000 for the first quarter of 2013. Net charge-offs were $1.4 million for the first quarter of 2012. There was $5.2 million and $4.0 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at March 31, 2013 and December 31, 2012, respectively.

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

Asset Quality at March 31, 2013
Loan Type	Total Loans	PCI Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non-accrual/ NPLs (a)	OREO (b)	NPAs (a)+(b)	NPLs to Total Loan Type (%)	NPAs to Loans + OREO (%)
	(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$97,126	$0	$80,919	$1,352	$0	$14,855	$3,085	$17,940	15.29	17.90
Manufactured	3,584	0	3,584	0	0	0	0	0	0.00	0.00
Warehouse — Repo	7,218	0	7,218	0	0	0	0	0	0.00	0.00
Multi-family	473,578	0	473,578	0	0	0	0	0	0.00	0.00
Commercial	474,728	0	473,614	0	0	1,114	0	1,114	0.23	0.23
Consumer/Mortgage	78,968	0	78,968	0	0	0	0	0	0.00	0.00
TDRs	4,376	0	1,596	0	0	2,780	0	2,780	63.53	63.53

Total Originated Loans	1,139,578	0	1,119,477	1,352	0	18,749	3,085	21,834	1.65	1.91

Acquired Loans
Berkshire	13,936	0	11,554	12	0	2,370	1,387	3,757	17.01	24.52
FDIC — Covered	60,324	0	49,172	410	0	10,742	4,263	15,005	17.81	23.23
FDIC — Non-covered	20	0	20	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	81,547	0	77,136	4,412	0	1	0	1	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	679	679	0.00	100.00
Manufactured Housing 2012	57,834	0	52,537	3,179	2,118	0	0	0	0.00	0.00
Flagstar	157,160	0	157,160	0	0	0	0	0	0.00	0.00
TDRs	2,025	0	1,666	51	0	307	0	307	15.16	15.16

Total Acquired Loans	372,846	0	349,245	8,064	2,118	13,420	6,329	19,749	3.60	5.21

Acquired PCI Loans
Berkshire	57,262	57,262	50,695	380	6,187	0	0	0
FDIC — Covered	42,318	42,318	5,029	0	37,289	0	0	0
Manufactured Housing 2011	11,610	11,610	5,908	1,086	4,616	0	0	0

Total Acquired PCI Loans	111,190	111,190	61,632	1,466	48,092	0	0	0

Subtotal	1,623,614	111,190	1,530,354	10,882	50,210	32,169	9,414	41,583
Fair Value/Credit Marks/Deferred
Fees and Expenses	(4,759)	(3,464)	(2,216)	(93)	(2,122)	(326)	0	(326)

Total Portfolio	$1,618,855	$107,726	$1,528,138	$10,789	$48,088	$31,843	$9,414	$41,257	1.97	2.53

Warehouse — HFS	$1,359,817	$0	$1,359,817	$0	$0	$0	$0	$0

Asset Quality at March 31, 2013 (continued)
Loan Type	Total Loans	NPLs	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
	(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$97,126	$14,855	$4,037	$0	$0	$4,037	4.16	27.18
Manufactured	3,584	0	72	0	0	72	2.01	n/a
Warehouse — Repo	7,218	0	54	0	0	54	0.75	n/a
Multi-family	473,578	0	2,368	0	0	2,368	0.50	n/a
Commercial	474,728	1,114	4,500	0	0	4,500	0.95	403.95
Consumer/Mortgage	78,968	0	592	0	0	592	0.75	n/a
TDRs	4,376	2,780	0	0	0	0	0.00	n/a

Total Originated Loans	1,139,578	18,749	11,623	0	0	11,623	1.02	61.99

Acquired Loans
Berkshire	13,936	2,370	398	0	0	398	2.86	16.79
FDIC — Covered	60,324	10,742	2,581	326	0	2,907	4.82	27.06
FDIC — Non-covered	20	0	0	0	0	0	0.00	n/a
Manufactured Housing 2010	81,547	1	0	0	3,138	3,138	3.85	313800.00
Manufactured Housing 2011	0	0	0	0	0	0	0.00	n/a
Manufactured Housing 2012	57,834	0	0	0	0	0	0.00	n/a
Flagstar	157,160	0	282	0	0	282	0.18	n/a
TDRs	2,025	307	0	0	0	0	0.00	n/a

Total Acquired Loans	372,846	13,420	3,261	326	3,138	6,725	1.80	50.11

Acquired PCI Loans
Berkshire	57,262	0	3,951	(2,081)	0	1,870	3.27	n/a
FDIC — Covered	42,318	0	6,171	915	0	7,086	16.74	n/a
Manufactured Housing 2011	11,610	0	775	4,629	0	5,404	46.55	n/a

Total Acquired PCI Loans	111,190	0	10,897	3,463	0	14,360	12.91	n/a

Subtotal	1,623,614	32,169	25,781	3,789	3,138	32,708
Fair Value/Credit Marks/Deferred
Fees and Expenses	(4,759)	(326)	0	0	0	0
Unallocated	0	0	658	0	0	658

Total Portfolio	$1,618,855	$31,843	$26,439	$3,789	$3,138	$33,366	2.06	104.78

Warehouse — HFS	$1,359,817	$0	$0	$0	$0	$0	0.00	n/a

Originated Loans

Loans that the Bank has originated totaled $1.1 billion at March 31, 2013, or about 70.4% of total loans. Of these, $97.1 million represents loans that were originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative. At March 31, 2013, the loans originated prior to September 2009 include $17.9 million of non-performing assets (“NPAs”) or 82.2% of total NPAs for originated loans. Loans originated after September 2009, which total approximately $1.0 billion, include $3.9 million of NPAs.

The high level of non-performing loans (“NPLs”) in the Legacy Loan portfolio (15.3% NPL / Loans) are supported with $4.0 million of reserves, or about 4.2% of total Legacy Loans. Commercial loans and multifamily loans totaled $948.3 million and are supported with $6.9 million of allowance for loan losses. Consumer and mortgage loans totaled $78.9 million and are supported by $592 thousand of allowance for loan losses.

Acquired Loans

At March 31, 2013, we carried $479.3 million of acquired loans which was 29.6% of total loans. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions. At March 31, 2013, (i) 32.6% of acquired loans were from Michigan based Flagstar Bank that took place on March 28, 2013, (ii) 14.8% of acquired loans were from the Berkshire Bancorp acquisition, (iii) 21.3% of acquired loans were from FDIC assisted acquisitions, which have loss share protection of 80% of credit losses being covered by the FDIC, and (iv) 31.3% of acquired loans represented manufactured housing loans which were purchased from Tammac Holding Corporation, a consumer finance company. Of the loans purchased from Tammac prior to 2012, 86.8% were supported by a $3.1 million cash reserve which is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are covered with this reserve. We estimate that this cash reserve will be adequate to cover future losses and delinquent interest over the life of the portfolio. For the manufactured housing loans purchased in 2012 in the amount of 63.2 million, Tammac has an obligation to pay us the full payoff amount of a defaulted loan once the borrower vacates the property, which includes any principal, unpaid interest, or advances on the loans.

Held-For-Sale-Loans

The warehouse held-for-sale category portfolio includes $1.2 billion of warehouse loans and $189.6 million of mortgages. Held-for-sale-loans are carried on our balance sheet at a fair value or lower of cost market, so an allowance for loan losses is not needed.

Most of the acquired loans were purchased at a discount. The price paid factored into management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook. Total NPAs in the acquired portfolio were $19.4 million, or 43.8% of total NPAs. Of this total, 76% have FDIC loss share protection (80% FDIC coverage of losses). At March 31, 2013, the FDIC-covered loans had $8.7 million of allowance for loan losses and $1.2 million of non-accretable difference fair value marks to support future credit losses. 8.5% of total NPAs were from loans related to the Berkshire acquisition, while 2.3% of total NPAs were from loans acquired from Tammac.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009. Management acquired these loans with the expectation that losses would be elevated, and therefore incorporated that expectation into the price paid. Management also created a Special Assets group that has a major focus on workouts for these acquired non-performing assets.

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at March 31, 2013 and December 31, 2012. Non-accruals loans decreased $920 thousand through March 31, 2013 when compared to December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Loans 90+ days delinquent and still accruing	$2,118	$1,966

Non-accrual loans (1)	$21,427	$22,347
Other real estate owned	5,151	4,005

Non-performing non-covered assets	$26,578	$26,352

(1)	Net of credit marks.

	March 31, 2013	December 31, 2012
Non-accrual non-covered loans to total non-covered loans	1.41%	1.84%
Non-performing, non-covered assets to total non-covered assets	1.75%	2.16%
Non-accrual loans and 90+ days delinquent to total non-covered assets	1.55%	1.99%
Allowance for loan losses to:
Total non-covered loans	1.03%	1.20%
Non-performing, non-covered loans	72.54%	65.26%
Non-performing, non-covered assets	58.48%	55.34%

We seek to manage our credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Non-accrual covered loans (1)	$10,416	$10,504
Covered other real estate owned	4,263	4,109

Non-performing, covered assets	$14,679	$14,613

(1)	Net of credit marks.

Deposits

We offer a variety of deposit accounts, including checking, savings, money market and time deposits. Deposits are obtained primarily from within our service area and through wholesale and broker networks. These networks provide low cost funding alternatives to retail deposits and provide diversity to our sources of funds. Total deposits grew by 3.9% to $2.5 billion at March 31, 2013 from $2.4 billion at December 31, 2012. Demand deposits grew $53.7 million while certificate of deposits grew $38.5 million. Included in Time, $100,000 and over, are listing service certificates of deposits that increased by $108.1 million to $816.6 million at March 31, 2013.

The components of deposits were as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Demand, non-interest bearing	$242,509	$219,687
Demand, interest bearing	1,051,831	1,020,946
Savings	23,081	20,299
Time, $100,000 and over	816,588	708,487
Time, other	401,817	471,399

Total deposits	$2,535,826	$2,440,818

Capital Adequacy

Shareholders’ equity increased by $7.4 million to $276.9 million at March 31, 2013, from $269.5 million at December 31, 2012. Net income was $7.2 million for the first quarter of 2013. In addition, the recognition of stock-based compensation increased equity by $704,000 which was offset by unrealized losses on securities of $710,000. Lastly, 23,411 shares of Voting Common Stock were issued during the first quarter of 2013 to directors who were entitled to receive these as compensation for their service as a director of Customers Bancorp or Customers Bank, which resulted in a $252,000 increase in shareholders’ equity.

We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. During the quarter ended March 31, 2013, Customers Bancorp downstreamed $39 million in cash to Customers Bank. At March 31, 2013, we met all capital adequacy requirements to which we were subject.

The capital ratios for the Bank and Customers Bancorp at March 31, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$297,866	10.59%	$224,924	8.0%	N/A	N/A
Customers Bank	$292,672	10.39%	$225,377	8.0%	$281,722	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$270,867	9.63%	$112,462	4.0%	N/A	N/A
Customers Bank	$265,673	9.43%	$112,689	4.0%	$169,033	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$270,867	9.16%	$118,234	4.0%	N/A	N/A
Customers Bank	$265,673	8.99%	$118,234	4.0%	$147,792	5.0%

As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	$205,443	8.0%	N/A	N/A
Customers Bank	$244,710	9.53%	$205,442	8.0%	$256,802	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	$102,722	4.0%	N/A	N/A
Customers Bank	$218,394	8.50%	$102,721	4.0%	$154,081	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	$112,939	4.0%	N/A	N/A
Customers Bank	$218,394	7.74%	$112,896	4.0%	$141,120	5.0%

Liquidity and Capital Resources

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Ensuring adequate liquidity is an objective of the Asset/Liability Management process. We coordinate our management of liquidity with our interest-rate sensitivity and capital position. We strive to maintain a strong liquidity position.

Our investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuances, deposits, principal and interest payments on loans, and other funds from operations. We also maintain borrowing arrangements with the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. At March 31, 2013, our borrowing capacity with the FHLB was $738.5 million of which $110.0 million was currently utilized in long-term borrowings. Furthermore, at March 31, 2013, our available borrowing capacity with the Federal Reserve Bank of Philadelphia was $85.2 million.

Net cash flows provided by operating activities were $88.0 million for the three months ended March 31, 2013. Proceeds of loans held for sale in excess of the origination of loans held for sale contributed $78.1 million to cash flows provided by operating activities. Investing activities used net cash flows of $338.9 million for the three months ended March 31, 2013, as purchases less proceeds from maturities, calls and principal repayments of investment securities used $30.7 million. The net increase in loans in the amount of $142.0 million as well as the purchase of the Flagstar loans of $155.3 million used cash of $297.3 million. An additional purchase of bank-owned life insurance in the amount of $10 million during the first quarter ended March 31, 2013 also contributed to the total cash used in investing activities.

A $95.0 million net increase in deposits combined with an increase in both short-term borrowed funds and FHLB borrowings in the amounts of $101.0 million and $50.0 million, respectively provided support for operating activities. Ultimately, the net result was a decrease in cash and cash equivalents of $4.9 million.

Other Information

Regulatory Matters and Pending Legislation

In 2008, the U.S. financial system and broader economy faced the most severe financial crisis since the Great Depression. The crisis threatened the stability of the financial system and contributed to the failure of numerous financial institutions, including some large, complex financial institutions. In response to the crisis, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which became law on July 21, 2010. The act includes numerous reforms to strengthen oversight of financial services firms and consolidate certain consumer protection responsibilities within the Bureau of Consumer Financial Protection, commonly known as the Consumer Financial Protection Bureau (CFPB). Although the Dodd-Frank Act exempts small institutions, such as community banks and credit unions, from several of its provisions, and authorizes federal regulators to provide small institutions with relief from certain regulations, it also contains provisions that will impose additional restrictions and compliance costs on these institutions. Determining which provisions will affect us is difficult, because the impact may depend on how agencies implement certain provisions through their rules, and many of the rules needed to implement the act have not been finalized.

Effect of Government Monetary Policies

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve Board is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2013, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2012 Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2013.

During the quarter ended March 31, 2013, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither Customers Bancorp nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their business.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2012 Form 10-K and below. The risks described in the 2012 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

Our emphasis on commercial and mortgage warehouse lending may expose us to increased lending risks.

We intend to continue emphasizing the origination of commercial lending and specialty lending, including mortgage warehouse financing. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

As a mortgage warehouse lender, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents, and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existant, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud appear to be approximately $5.2 million. In estimating the loss exposure we believe a range of possible loss could range from $1.5 million or less to a maximum of $3.2 million. Additional fraudulent transactions could have a material adverse effect on our financial condition and results of operations.

Our mortgage warehouse lending business is a significant part of our assets and earnings. This business is subject to cyclicality of the mortgage lending business, and volumes are likely to decline if interest rates increase, generally. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.

We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund (the “DIF”) and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the Company, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs, and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

We are subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations, and our failure to comply such laws and regulations or to adequately address any matters identified during our examinations could materially and adversely affect us.

Federal banking agencies regularly conduct comprehensive examinations of our business, including our compliance with applicable laws, regulations and policies applicable to the Bancorp and the Bank. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, organic and acquisition growth, and profitability of our business. Our regulators have extensive discretion in their supervisory and enforcement activities and may impose a variety of remedial actions, conditions or limitations on our business operations if, as a result of an examination, they determined that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law, regulation or policy. Examples of those actions, conditions or limitations include enjoining “unsafe or unsound” practices, requiring affirmative actions to correct any conditions resulting from any asserted violation of law, issuing administrative orders that can be judicially enforced, directing increases in our capital, assessing civil monetary penalties against our officers or directors, removing officers and directors and, if a conclusion was reached that the offending conditions cannot be corrected or there is an imminent risk of loss to depositors, terminating our deposit insurance. Other actions, formal or informal, that may be imposed could restrict our growth, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities or merge with or purchase other financial institutions. The timing of these examinations, including the timing of the resolution of any issues identified by our regulators in the examinations and the final determination by them with respect to the imposition of any remedial actions, conditions or limitations on our business operations, is generally not within our control. We also could suffer reputational harm in the event of any perceived or actual noncompliance with certain laws and regulations. If we become subject to such regulatory actions, we could be materially and adversely affected.

Our acquisitions generally will require regulatory approvals, and failure to obtain them would restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises. Generally, any acquisition of target financial institutions, banking centers or assets and deposit business, or the establishment of branch offices will require approvals by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as the Pennsylvania Department of Banking, and state banking regulators in any other states involved in the transaction. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	the quantity and complexity of previously consummated acquisitions;

•	the managerial resources of the applicant and the bank(s) involved;

•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (“CRA”);

•	the effectiveness of the applicant in combating money laundering activities and compliance with other laws, including fair lending laws; and

•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Such regulators could deny our application based on the above criteria or other considerations, or could take longer than our contractually agreed-upon timeframe to issue the necessary approvals thereby causing the acquisition agreement to expire or be terminated, which, in either case, would restrict our growth, or the regulatory approvals may not be granted on terms and conditions acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition. As part of our continued regulatory compliance efforts, the Company plans to establish a branch in the City of Philadelphia with the intention of serving underserved and lower-and-moderate-income neighborhoods and customers.

Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities as part of our strategic plan to grow through acquisitions. We cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, assets, branches or businesses, as well as other geographic and product expansion activities, including lift-outs of groups of lenders and customer relationship personnel, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses or personnel do not perform consistent with our growth and profitability expectations;

•	risks of entering new markets or product areas where we have limited experience;

•

risks that growth will strain our infrastructure, staff, internal and disclosure controls, credit underwriting and administration, management and systems, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions, assets or businesses;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions, businesses and employee groups;

•	potential short-term and other decreases in profitability or expected profitability; and

•	diversion of our management’s time and attention from our existing operations and business.

We may not be able to fund our asset growth and profitability unless we also are able to increase our deposit base sufficiently.

We need adequate funding and liquidity for us to continue to increase our earning assets and revenues and to provide sufficient liquidity to meet fluctuations in our business volumes and to repay deposit and other liabilities as these mature or drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances, and Federal funds line borrowings. Wholesale funding at March 31, 2013 represented approximately 25.4% of total funding compared with approximately 1.3% at March 31, 2012, and 24.0% at December 31, 2012. Our loan to deposit ratio was 117.6% at March 31, 2013 and 113.3% at December 31, 2012. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.

The amount loaned to us is generally dependent on the value of the eligible collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, or if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB or correspondent banks could have an adverse effect on our profitability and financial condition, including liquidity.

We may not be able to develop and retain a strong core deposit base and other low-cost, stable funding sources.

We expect to depend on customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 48.0% of our deposit base as of March 31, 2013 is time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these currently pay interest at above-market rates. As of March 31, 2013, $486.7 million (39.9%) of our total time deposits are scheduled to mature through December 31, 2013. We are working to transition certain of our customers to lower cost traditional bank deposits as higher cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margins. We may not succeed in moving our deposits to lower yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s noninterest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits to ensure that their deposits with us are fully insured, and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.

We may not be able to effectively manage our growth.

Our future operating results and financial condition depend to a large extent on our ability to successfully manage our rapid growth. Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

•

continue to implement and improve our operational, credit underwriting and administration, financial, accounting, enterprise risk management and other internal and disclosure controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;

•	scale our technology and other systems’ platforms;

•	maintain and attract appropriate staffing;

•	integrate our acquisitions and develop consistent policies throughout the various businesses; and

•	Support our asset growth with adequate deposits, funding and liquidity to maintain our net interest margins and meet our customers’ and regulators’ liquidity requirements.

We may not successfully implement improvements to, or integrate, our management information and control systems, credit underwriting and administration, internal and disclosure controls, and procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, if we are unable to manage our current and future expansion in our operations, we may experience compliance, operational and regulatory problems and delays, have to slow our pace of growth or even stop our market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the integration process, the anticipated benefits of any particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes and cost projections, or at all. We also may not be able to preserve the goodwill of an acquired financial institution. Our growth could lead to increases in our legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

See Item 9B — Other Information — at page 136 of our 2012 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

2.1

Amendment No. 2 to Stock Purchase Agreement, dated as of January 30, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on January 31, 2013

2.2	Amendment No. 3 to Stock Purchase Agreement, dated as of February 28, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on March 4, 2013

2.3	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

10.1

Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

10.2	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to the Customers Bancorp Form 10-K filed with the SEC on March 18, 2013

10.3	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to the Customers Bancorp Form 10-K filed with the SEC on March 18, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

May 9, 2013	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

May 9, 2013	By:	/s/ James D. Hogan
	Name:	James D. Hogan
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

2.1

Amendment No. 2 to Stock Purchase Agreement, dated as of January 30, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on January 31, 2013

2.2	Amendment No. 3 to Stock Purchase Agreement, dated as of February 28, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on March 4, 2013

2.3	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

10.1

Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

10.2	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to the Customers Bancorp Form 10-K filed with the SEC on March 18, 2013

10.3	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to the Customers Bancorp Form 10-K filed with the SEC on March 18, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.