Form 10-Q
period 2013-06-30
Customers Bancorp, Inc.
filed 2013-08-09
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

On August 6, 2013, 19,970,122 shares of Voting Common Stock and 4,691,897 shares of Class B Non-Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Customers Bancorp, Inc.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — UNAUDITED

	June 30, 2013	December 31, 2012
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$10,728	$12,908
Interest earning deposits	194,957	173,108

Cash and cash equivalents	205,685	186,016
Investment securities available for sale, at fair value	182,314	129,093
Loans held for sale (including $1,148,001 and $1,248,935 of mortgage warehouse loans at fair value at June 30, 2013 and December 31, 2012, respectively)	1,414,943	1,439,889
Loans receivable not covered under Loss Sharing Agreements with the FDIC	1,753,658	1,216,941
Loans receivable covered under Loss Sharing Agreements with the FDIC	91,614	107,526
Less: Allowance for loan losses	(28,142)	(25,837)

Total loans receivable, net	1,817,130	1,298,630
FDIC loss sharing receivable	14,169	12,343
Bank premises and equipment, net	10,170	9,672
Bank-owned life insurance	67,762	56,191
Other real estate owned (2013 $4,362; 2012 $4,109 covered under Loss Sharing Agreements with the FDIC)	10,607	8,114
Goodwill and other intangibles	3,683	3,689
Restricted stock	33,188	30,163
Accrued interest receivable and other assets	33,607	27,434

Total assets	$3,793,258	$3,201,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$265,842	$219,687
Interest bearing	2,509,867	2,221,131

Total deposits	2,775,709	2,440,818
Federal funds purchased	120,000	5,000
Other borrowings	505,000	471,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	10,776	12,941

Total liabilities	3,413,485	2,931,759

Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized; none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 24,709,638 shares issued and 24,662,019 outstanding at June 30, 2013 and 18,507,121 shares issued and 18,459,502 outstanding at December 31, 2012	24,710	18,507
Additional paid in capital	305,364	212,090
Retained earnings	53,729	38,314
Accumulated other comprehensive (loss) income	(3,530)	1,064
Less: cost of treasury stock; 47,619 shares at June 30, 2013 and December 31, 2012	(500)	(500)

Total shareholders’ equity	379,773	269,475

Total liabilities and shareholders’ equity	$3,793,258	$3,201,234

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Interest income:
Loans held for sale	$11,157	$1,469	$22,041	$2,491
Loans receivable, taxable, including fees	19,099	15,881	35,126	30,482
Loans receivable, non-taxable, including fees	97	41	169	55
Investment securities, taxable	1,082	2,219	1,911	5,131
Investment securities, non-taxable	0	21	0	43
Other	114	69	222	134

Total interest income	31,549	19,700	59,469	38,336

Interest expense:
Deposits	5,136	5,424	10,272	10,496
Federal funds purchased	74	1	79	3
Borrowed funds	330	106	568	240
Subordinated debt	17	17	33	35

Total interest expense	5,557	5,548	10,952	10,774

Net interest income	25,992	14,152	48,517	27,562
Provision for loan losses	4,620	2,738	5,720	4,538

Net interest income after provision for loan losses	21,372	11,414	42,797	23,024

Non-interest income
Deposit fees	159	117	289	233
Mortgage warehouse transactional fees	3,868	3,384	7,536	5,483
Bank-owned life insurance	567	323	1,043	589
Gain on sale of investment securities	0	8,797	0	9,006
Accretion of FDIC loss sharing receivable	2,505	0	3,722	655
Gain on sale of loans	358	339	408	339
Other	721	278	1,295	665

Total non-interest income	8,178	13,238	14,293	16,970

Non-interest expense
Salaries and employee benefits	8,508	5,598	15,905	11,095
Occupancy	2,110	1,849	4,020	3,228
Technology, communications and bank operations	1,061	691	1,902	1,338
Advertising and promotion	408	301	523	576
Professional services	1,252	769	1,958	1,655
FDIC assessments, taxes, and regulatory fees	1,058	867	2,405	1,536
Other real estate owned	525	709	561	815
Loan workout	72	543	746	902
Loss contingency	0	0	2,000	0
Stock-offering expenses	0	1,340	0	1,340
Other	1,901	1,907	3,355	2,716

Total non-interest expense	16,895	14,574	33,375	25,201

Income before income tax expense	12,655	10,078	23,715	14,793
Income tax expense	4,429	3,574	8,300	5,177

Net income	$8,226	$6,504	$15,415	$9,616

Basic earnings per share	$0.39	$0.57	$0.78	$0.85
Diluted earnings per share	0.38	0.56	0.76	0.83

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$8,226	$6,504	$15,415	$9,616

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(5,976)	543	(7,069)	629
Income tax effect	2,092	(190)	2,475	(220)
Unrealized holding gain on securities transferred from the held-to-maturity category into the available-for-sale category	0	8,509	0	8,509
Income tax effect	0	(2,978)	0	(2,978)
Reclassification adjustment for gains included in net income	0	(8,797)	0	(9,006)
Income tax effect	0	3,079	0	3,152

Other comprehensive income (loss), net of tax	(3,884)	166	(4,594)	86

Comprehensive income	$4,342	$6,670	$10,821	$9,702

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	For the Six Months Ended June 30, 2013 and 2012
	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollars in thousands)
Balance, January 1, 2012	11,347,683	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Comprehensive income				9,616	86		9,702
Share-based-compensation expense			1,266				1,266

Balance, June 30, 2012	11,347,683	$11,395	$123,868	$24,112	$(159)	$(500)	$158,716

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollars in thousands)
Balance, January 1, 2013	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Comprehensive income				15,415	(4,594)		10,821
Share-based-compensation expense			1,535				1,535
Public offering of common stock, net of costs of $5,811	6,179,104	6,179	91,511				97,690
Issuance of common stock under share-based-compensation arrangements	23,413	24	228				252

Balance, June 30, 2013	24,662,019	$24,710	$305,364	$53,729	$(3,530)	$(500)	$379,773

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

Six Months Ended June 30,	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$15,415	$9,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,720	4,538
Loss contingency	2,000	0
Provision for depreciation and amortization	1,279	687
Stock-based compensation	1,535	1,266
Deferred taxes	1	188
Net amortization of investment securities premiums and discounts	228	193
Gain on sale of investment securities	0	(9,006)
Gain on sale of loans	(408)	(339)
Origination/purchase of loans held for sale	(12,445,164)	(1,359,676)
Proceeds from the sale of loans held for sale	12,467,413	1,251,140
Net increase in FDIC loss sharing receivable	(4,815)	(741)
Amortization (accretion) of fair value discounts	(273)	46
Net loss on sales of other real estate owned	180	601
Impairment charges on other real estate owned	13	0
Change in investment in bank-owned life insurance	(1,043)	(633)
(Increase) decrease in accrued interest receivable and other assets	(3,492)	471
Decrease in accrued interest payable and other liabilities	(1,913)	(3,185)

Net Cash Provided by (Used In) Operating Activities	36,676	(104,834)

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	9,252	23,543
Proceeds from sales of investment securities available for sale	0	306,610
Purchases of investment securities available for sale	(69,770)	(108,249)
Proceeds from maturities and principal repayments of investment securities held to maturity	0	50,968
Net increase in loans	(377,601)	(312,624)
Purchase of loan portfolio	(155,306)	0
Proceeds from sales of SBA loans	3,900	3,689
Purchases of bank-owned life insurance	(10,465)	(10,000)
Net (purchases of) proceeds from restricted stock	(3,025)	1,693
Reimbursements from the FDIC on loss sharing agreements	3,128	1,442
Purchases of bank premises and equipment	(1,344)	(1,558)
Proceeds from sales of other real estate owned	2,599	4,022

Net Cash Used In Investing Activities	(598,632)	(40,464)

Cash Flows from Financing Activities
Net increase in deposits	334,935	346,780
Net increase (decrease) in short-term borrowed funds	99,000	(153,000)
Proceeds from FHLB borrowings	50,000	0
Net proceeds from stock offering	97,690	0

Net Cash Provided by Financing Activities	581,625	193,780

Net Increase in Cash and Cash Equivalents	19,669	48,482
Cash and Cash Equivalents - Beginning	186,016	73,570

Cash and Cash Equivalents - Ending	$205,685	$122,052

Supplementary Cash Flows Information
Interest paid	$10,955	$10,916
Income taxes paid	5,574	4,855
Non-cash items:
Transfer of loans to other real estate owned	$5,424	$4,941
Transfer of held to maturity investments to available for sale	0	268,671

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a Pennsylvania corporation formed on April 7, 2010 to facilitate the reorganization of Customers Bank (the “Bank” or “Customers Bank”) into a bank holding company structure. The reorganization was completed on September 17, 2011.

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

Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The Bancorp evaluated its June 30, 2013 consolidated financial statements for subsequent events through the date the financial statements were issued. The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

NOTE 2 — ACQUISITION ACTIVITY

CMS Bancorp Acquisition

Effective as of April 22, 2013, the Bancorp entered into an Amendment to the Agreement and Plan of Merger (“Amendment”) to that certain Agreement and Plan of Merger, dated as of August 10, 2012 (“Merger Agreement”), by and between the Bancorp and CMS Bancorp, Inc. (“CMS”).

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

Other key terms agreed to by the Bancorp and CMS under the Amendment provided for:

•

CMS’s ability to have terminated the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) the Bancorp had not made an investment in CMS of $1.5 million of CMS Preferred Stock, or (ii) the Bancorp and CMS had not agreed upon the terms of a $2.0 million senior secured lending facility that the Bancorp will have made available to CMS;

•	the Bancorp’s payment of $300,000 to CMS as partial reimbursement for merger-related expenses incurred as of March 31, 2013; and

•

the Bancorp to pay to CMS a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals.

•	On May 22, 2013, the Bancorp purchased $1.5 million (1,500 shares) of CMS Series A Noncumulative Perpetual Preferred Stock, satisfying the first obligation listed above.

•	On April 23, 2013, the Bancorp paid to CMS $300,000, satisfying the second obligation listed above.

Acacia Federal Savings Bank Acquisition

On April 4, 2013, Customers Bancorp, Inc., Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced their mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Company and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party will bear its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest. Costs related to the acquisition have been expensed.

New England Commercial Lending Acquisition

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million has been drawn at the date of acquisition. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

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

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (a)

Unrealized Gains and Losses on Available-for-Sale Securities
(dollars in thousands)
Beginning balance - April 1, 2013	$354

Other comprehensive loss before reclassifications	(3,884)
Amounts reclassified from accumulated other comprehensive income	0

Net current-period other comprehensive loss	(3,884)

Ending balance - June 30, 2013	$(3,530)

Unrealized Gains and Losses on Available-for-Sale Securities
(dollars in thousands)
Beginning balance - January 1, 2013	$1,064

Other comprehensive loss before reclassifications	(4,594)
Amounts reclassified from accumulated other comprehensive income	0

Net current-period other comprehensive loss	(4,594)

Ending balance - June 30, 2013	$(3,530)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

NOTE 5 — EARNINGS PER SHARE

The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Net income allocated to common shareholders	$8,226	$6,504	$15,415	$9,616

Weighted-average number of common shares - basic	21,266,904	11,347,683	19,876,779	11,347,683
Share-based compensation plans	398,229	188,673	342,019	183,859
Warrants	189,516	102,712	172,734	100,809

Weighted-average number of common shares - diluted	21,854,649	11,639,068	20,391,532	11,632,351

Basic earnings per share	$0.39	$0.57	$0.78	$0.85

Diluted earnings per share	$0.38	$0.56	$0.76	$0.83

The following is a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average anti-dilutive securities:
Share-based compensation awards	55,561	1,590,162	81,572	1,594,976
Warrants	118,745	567,329	118,745	569,232

Total anti-dilutive securities	174,306	2,157,491	200,317	2,164,208

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

The amortized cost and approximate fair value of investment securities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$162,739	$37	$(5,433)	$157,343
Corporate notes	25,000	65	(100)	24,965
Equities	6	0	0	6

	$187,745	$102	$(5,533)	$182,314

(1)	Includes private-label securities with an aggregate amortized cost of $561 and an aggregate fair value of $549.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$102,449	$1,795	$(109)	$104,135
Corporate notes	25,000	89	(137)	24,952
Equities	6	0	0	6

	$127,455	$1,884	$(246)	$129,093

(1)	Includes private-label securities with an aggregate amortized cost of $629 and an aggregate fair value of $612.

The following table shows proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Proceeds from sale of available-for-sale securities	$0	$257,645	$0	$306,610

Gross gains	$0	$8,797	$0	$9,006
Gross losses	0	0	0	0

Net gains	$0	$8,797	$0	$9,006

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

The following table shows available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	June 30, 2013
	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$0	$0
Due after one year through five years	25,000	24,965
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	162,739	157,343

Total debt securities	$187,739	$182,308

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$155,124	$(5,419)	$323	$(14)	$155,447	$(5,433)
Corporate notes	4,912	(88)	4,988	(12)	9,900	(100)

Total	$160,036	$(5,507)	$5,311	$(26)	$165,347	$(5,533)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$5,695	$(87)	$429	$(22)	$6,124	$(109)
Corporate notes	0	0	9,862	(137)	9,862	(137)

Total	$5,695	$(87)	$10,291	$(159)	$15,986	$(246)

At June 30, 2013, there were 20 available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2012, there were two available-for-sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates due to changes in economic conditions and the liquidity of the market, and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market-price recovery.

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

At June 30, 2013 and December 31, 2012, Customers Bank had pledged investment securities aggregating $156.8 million and $103.5 million, respectively, as collateral for borrowings from the FHLB.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of net loans receivable was as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Construction	$25,769	$27,792
Commercial real estate	35,901	44,901
Commercial and industrial	7,226	11,153
Residential real estate	19,213	19,952
Manufactured housing	3,505	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	91,614	107,526

Construction	33,459	28,897
Commercial real estate	1,255,481	835,488
Commercial and industrial	189,013	75,118
Mortgage warehouse	7,560	9,565
Manufactured housing	145,927	154,703
Residential real estate	120,782	109,430
Consumer	1,808	2,061

Total loans receivable not covered under FDIC loss sharing agreements	1,754,030	1,215,262

Total loans receivable	1,845,644	1,322,788
Deferred (fees) costs, net	(372)	1,679
Allowance for loan losses	(28,142)	(25,837)

Loans receivable, net	$1,817,130	$1,298,630

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Customers Bank takes advantage of Federal Home Loan Bank (“FHLB”) programs for overnight and term borrowings. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first-mortgage loans.

Non-Covered Nonaccrual Loans and Loans Past Due

The following tables summarize non-covered loans, by class:

	June 30, 2013
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$0	$0	$0	$500	$186,057	$2,456	$189,013
Commercial real estate	341	0	341	14,296	1,199,236	41,608	1,255,481
Construction	0	0	0	2,613	30,072	774	33,459
Residential real estate	307	0	307	951	108,674	10,850	120,782
Consumer	1	0	1	56	1,308	443	1,808
Mortgage warehouse	0	0	0	0	7,560	0	7,560
Manufactured housing (3)	6,388	2,435	8,823	1,152	130,444	5,508	145,927

Total	$7,037	$2,435	$9,472	$19,568	$1,663,351	$61,639	$1,754,030

	December 31, 2012
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$38	$0	$38	$288	$72,715	$2,077	$75,118
Commercial real estate	1,437	0	1,437	17,770	770,508	45,773	835,488
Construction	0	0	0	2,423	25,022	1,452	28,897
Residential real estate	381	0	381	1,669	95,396	11,984	109,430
Consumer	0	0	0	56	1,486	519	2,061
Mortgage warehouse	0	0	0	0	9,565	0	9,565
Manufactured housing (3)	9,234	1,966	11,200	141	135,924	7,438	154,703

Total	$11,090	$1,966	$13,056	$22,347	$1,110,616	$69,243	$1,215,262

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90-days or more delinquent.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into pools are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans.

Covered Nonaccrual Loans and Loans Past Due

The following tables summarize covered loans, by class:

	June 30, 2013
	30-89 Days Past Due (1)	Greater Than 90 Days Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)(3)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$0	$0	$0	$53	$4,470	$2,703	$7,226
Commercial real estate	0	0	0	3,267	16,209	16,425	35,901
Construction	0	0	0	4,055	5,924	15,790	25,769
Residential real estate	297	0	297	564	14,082	4,270	19,213
Manufactured housing	52	0	52	41	3,352	60	3,505

Total	$349	$0	$349	$7,980	$44,037	$39,248	$91,614

	December 31, 2012
	30-89 Days Past Due (1)	Greater Than 90 Days Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)(3)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$220	$0	$220	$100	$8,404	$2,429	$11,153
Commercial real estate	0	0	0	3,712	20,859	20,330	44,901
Construction	0	0	0	5,244	6,472	16,076	27,792
Residential real estate	0	0	0	1,358	14,226	4,368	19,952
Manufactured housing	48	0	48	90	3,527	63	3,728

Total	$268	$0	$268	$10,504	$53,488	$43,266	$107,526

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.
(4)	Loans exclude deferred costs and fees.
(5)	PCI loans that were aggregated into pools are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans.

Impaired Loans — Covered and Non-Covered

The following table presents a summary of impaired loans:

	June 30, 2013		For the Six Months Ended June 30, 2013
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$7,970		$5,249	$118
Commercial real estate	28,187		24,277	554
Construction	5,609		7,075	10
Consumer	77		100	0
Residential real estate	2,272		2,436	14
With an allowance recorded:
Commercial and industrial	2,177	$602	886	63
Commercial real estate	5,157	1,818	8,095	105
Construction	5,361	1,533	6,172	3
Consumer	0	0	45	0
Residential real estate	629	327	1,035	2

Total	$57,439	$4,280	$55,370	$869

(1)	Also represents the recorded investment.

	December 31, 2012		For the Six Months Ended June 30, 2012
	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,844		$5,593	$72
Commercial real estate	26,626		20,329	303
Construction	6,588		7,788	16
Consumer	101		101	0
Residential real estate	3,188		2,131	10
With an allowance recorded:
Commercial and industrial	374	$295	806	4
Commercial real estate	8,708	2,505	8,955	81
Construction	5,116	1,541	7,196	100
Consumer	100	14	20	1
Residential real estate	1,331	270	822	9

Total	$55,976	$4,625	$53,741	$596

(1)	Also represents the recorded investment.

Troubled Debt Restructurings

At June 30, 2013, there were $9.2 million in loans categorized as troubled debt restructurings (“TDR”), and at June 30, 2012, there were $7.7 million in loans categorized as troubled debt restructurings. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below-market rate will be returned to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2013 and 2012. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(dollars in thousands)
Three months ended June 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	93	910	1,003

Total	$93	$910	$1,003

Six months ended June 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	93	1,167	1,260

Total	$93	$1,167	$1,260

Three months ended June 30, 2012
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	47	0	47
Interest-rate reductions	241	0	241

Total	$288	$0	$288

Six months ended June 30, 2012
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	47	0	47
Interest-rate reductions	268	0	268

Total	$315	$0	$315

The following table provides, by class, the number of loans modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three and six months ended June 30, 2013 and 2012.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Three months ended June 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	2	60	7	910
Residential real estate	0	0	0	0
Consumer	1	33	0	0

Total	3	$93	7	$910

Six months ended June 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	2	60	10	1,167
Residential real estate	0	0	0	0
Consumer	1	33	0	0

Total	3	$93	10	$1,167

Three months ended June 30, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	5	288	0	0
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	5	$288	0	$0

Six months ended June 30, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	6	315	0	0
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	6	$315	0	$0

At June 30, 2013 and 2012, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $0 in specific reserves resulting from the addition of TDR modifications for both the three and six months ended June 30, 2013 and 2012. There were no TDRs that defaulted in the three and six month periods ended June 30, 2013 and 2012.

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

The following presents the credit quality tables as of June 30, 2013 and December 31, 2012 for the non-covered loan portfolio.

	June 30, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$178,927	$1,217,390	$30,364	$117,946
Special Mention	9,526	19,638	389	1,070
Substandard	560	18,453	2,706	1,766
Doubtful	0	0	0	0

Total	$189,013	$1,255,481	$33,459	$120,782

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$1,751	$7,560	$145,917
Nonperforming (1)	57	0	10

Total	$1,808	$7,560	$145,927

(1)	Includes loans that are on nonaccrual status at June 30, 2013.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$70,955	$794,187	$26,020	$105,490
Special Mention	3,836	18,737	454	1,017
Substandard	327	21,801	1,971	2,919
Doubtful	0	763	452	4

Total	$75,118	$835,488	$28,897	$109,430

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$2,005	$9,565	$154,562
Nonperforming (1)	56	0	141

Total	$2,061	$9,565	$154,703

(1)	Includes loans that are on nonaccrual status at December 31, 2012.

The following presents the credit quality tables as of June 30, 2013 and December 31, 2012 for the covered loan portfolio.

	June 30, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$4,827	$16,930	$1,976	$14,170
Special Mention	121	3,063	3,949	455
Substandard	2,278	15,908	19,844	4,588
Doubtful	0	0	0	0

Total	$7,226	$35,901	$25,769	$19,213

Manufactured Housing
(dollars in thousands)
Performing	$3,412
Nonperforming (1)	93

Total	$3,505

(1)	Includes loans that are on nonaccrual status at June 30, 2013.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$8,888	$26,195	$2,434	$14,021
Special Mention	51	225	4,038	455
Substandard	2,214	18,481	21,320	5,476
Doubtful	0	0	0	0

Total	$11,153	$44,901	$27,792	$19,952

Manufactured Housing
(dollars in thousands)
Performing	$3,638
Nonperforming (1)	90

Total	$3,728

(1)	Includes loans that are on nonaccrual status at December 31, 2012.

Allowance for loan losses

The changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 and the loans and allowance for loan losses by loan segment based on impairment evaluation method are as follows. Please read in conjunction with disclosures in the Bancorp’s 2012 Annual Report on Form 10-K.

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(dollars in thousands)
Three months ended June 30, 2013
Beginning Balance, April 1, 2013	$1,990	$15,223	$4,279	$3,248	$846	$141	$54	$658	$26,439
Charge-offs	(76)	(1,481)	(1,471)	(65)	0	0	0	0	(3,093)
Recoveries	154	8	0	10	0	4	0	0	176
Provision for loan losses	417	2,935	1,509	359	(168)	(39)	2	(395)	4,620

Ending Balance, June 30, 2013	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142

Six months ended June 30, 2013

Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	(96)	(1,891)	(1,471)	(198)	0	0	0	0	(3,656)
Recoveries	165	60	0	7	0	9	0	0	241
Provision for loan losses	939	3,077	1,797	510	(72)	(57)	(15)	(459)	5,720

Ending Balance, June 30, 2013	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142

At June 30, 2013
Loans:
Individually evaluated for impairment	$10,147	$33,344	$10,970	$2,901	$0	$77	$0		$57,439
Collectively evaluated for impairment	180,933	1,200,004	31,695	121,973	143,925	1,228	7,560		1,687,318
Loans acquired with credit deterioration	5,159	58,034	16,563	15,121	5,507	503	0		100,887

									$1,845,644

Allowance for loan losses:
Individually evaluated for impairment	$602	$1,818	$1,533	$327	$0	$0	$0	$0	$4,280
Collectively evaluated for impairment	1,477	9,402	279	1,022	76	48	56	263	12,623
Loans acquired with credit deterioration	406	5,465	2,505	2,203	602	58	0	0	11,239

	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Unallocated	Total
	(dollars in thousands)
Three months ended June 30, 2012
Beginning Balance, April 1, 2012	$1,464	$7,117	$5,099	$775	$33	$95	$763	$54	$15,400
Charge-offs	0	(938)	(979)	(179)	0	(10)	0	0	(2,106)
Recoveries	66	14	0	1	0	5	0	0	86
Provision for loan losses	(27)	2,073	232	483	8	(16)	39	(54)	2,738

Ending Balance, June 30, 2012	$1,503	$8,266	$4,352	$1,080	$41	$74	$802	$0	$16,118

Six months ended June 30, 2012

Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032
Charge-offs	(34)	(1,143)	(2,191)	(200)	0	(10)	0	0	(3,578)
Recoveries	66	50	0	5	0	5	0	0	126
Provision for loan losses	30	2,330	1,887	431	23	18	(127)	(54)	4,538

Ending Balance, June 30, 2012	$1,503	$8,266	$4,352	$1,080	$41	$74	$802	$0	$16,118

At June 30, 2012
Loans:
Individually evaluated for impairment	$3,232	$25,648	$14,309	$1,754	$0	$83	$0	$0	$45,026
Collectively evaluated for impairment	68,212	405,632	7,809	89,617	96,713	5,141	801,994	0	1,475,118
Loans acquired with credit deterioration	12,253	77,378	23,203	22,413	9,097	722	0	0	145,066

									$1,665,210

Allowance for loan losses:
Individually evaluated for impairment	$481	$1,651	$3,007	$45	$0	$0	$0	$0	$5,184
Collectively evaluated for impairment	868	4,995	181	994	41	57	802	0	7,938
Loans acquired with credit deterioration	154	1,620	1,164	41	0	17	0	0	2,996

	$1,503	$8,266	$4,352	$1,080	$41	$74	$802	$0	$16,118

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At June 30, 2013 and 2012, funds available for reimbursement, if necessary, were $2.7 million and $5.0 million, respectively. Quarterly, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The changes in accretable yield related to PCI loans since origination for the three and six months ended June 30, 2013 and 2012 were as follows:

For the Three Months Ended June 30,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$29,665	$44,703
Accretion to interest income	(1,601)	0
Reclassification from nonaccretable difference and disposals, net	(415)	(1,473)

Balance, end of period	$27,649	$43,230

For the Six Months Ended June 30,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$32,174	$45,358
Accretion to interest income	(3,672)	(2,059)
Reclassification from nonaccretable difference and disposals, net	(853)	(69)

Balance, end of period	$27,649	$43,230

FDIC Loss Sharing Receivable

The following table summarizes the activity related to the FDIC loss sharing receivable for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$12,043	$14,149
Change in FDIC loss sharing receivable	2,884	(449)
Reimbursement from the FDIC	(758)	(1,324)

Balance, end of period	$14,169	$12,376

Six Months Ended June 30,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$12,343	$13,077
Change in FDIC loss sharing receivable	4,954	741
Reimbursement from the FDIC	(3,128)	(1,442)

Balance, end of period	$14,169	$12,376

NOTE 8 — SHAREHOLDERS’ EQUITY

On May 22, 2013, the Bancorp raised $103.5 million in gross proceeds by issuing 6,179,104 shares of its voting common stock at a price to the public of $16.75 per share. The net proceeds to Customers after deducting underwriting discounts and commissions and offering expenses were $97.7 million.

During the third quarter of 2012, the Bancorp sold 7,111,819 shares of common stock in private offerings. The proceeds, net of offering costs, were $94.6 million.

On May 8, 2012, the Bancorp announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1.3 million were expensed.

NOTE 9 — SHARE-BASED COMPENSATION

Stock Options

Options to purchase an aggregate of 617,910 and 92,687 shares of voting common stock, representing 10% and 1.5% of the number of shares issued in the May 2013 offering of voting common stock, were granted to the Chief Executive Officer and the Chief Operating Officer in connection with the completion of the offering pursuant to their existing employment agreements, respectively. The options will vest over five years from the date of grant, subject to a 50% increase in the value options to purchase of the Bancorp’s Voting Common Stock and have a term of 10 years. In addition, in matters unrelated to the May 2013 offering, options to purchase an aggregate of 50,000 shares of Voting Common Stock were granted to certain other officers. The fair values of the options were estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the resultant weighted-average fair value of the options.

	2013	2012
Weighted-average risk-free interest rate	1.39%	1.15%
Expected dividend yield	0.00%	0.00%
Weighted-average expected volatility	6.54%	17.47%
Expected life (in years)	7.00	6.98
Weighted-average fair value	$2.04	$3.04

The following table summarizes stock option activity for the six months ended June 30, 2013.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding at January 1, 2013	2,003,889	$12.49
Granted	760,597	16.66

Outstanding at June 30, 2013	2,764,486	$13.64	8.40	$7,650

Vested and expected to vest at June 30, 2013	2,764,486	13.64	8.40	7,650
Exercisable at June 30, 2013	14,438	$20.06	3.82	$13

NOTE 10 — REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s consolidated financial statements. At June 30, 2013, the Bank and the Bancorp met all capital adequacy requirements to which they are subject.

The Bank experienced rapid loan growth during the final days of 2012. During the standard closing process of the Bank’s December 2012 financial statements, management determined on January 30, 2013 that the rapid loan growth resulted in a reduction in the Bank’s capital ratios, causing the Bank to become adequately capitalized as of December 31, 2012. Management immediately transferred sufficient capital from the Bancorp to the Bank, returning the Bank to well-capitalized status. Sufficient cash is maintained at the Bancorp to ensure that the Bank remains well capitalized, and management remains committed to taking all steps necessary to ensure that both the Bancorp and the Bank remain well capitalized going forward. The Bank is well capitalized as of June 30, 2013. Since the Bank was adequately capitalized at December 31, 2012, regulatory approval was required to accept, renew or roll over any brokered deposits. Effective January 1, 2013, the interest rate paid for deposits by institutions that are less than well capitalized is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. This has been subsequently lifted based upon the well-capitalized status as of June 30, 2013.

The Bancorp’s and the Bank’s capital amounts and ratios at June 30, 2013 and December 31, 2012 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$406,314	13.32%	$244,036	8.0%	N/A	N/A
Customers Bank	$378,972	12.43%	$243,915	8.0%	$304,894	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$377,617	12.38%	$122,018	4.0%	N/A	N/A
Customers Bank	$350,275	11.49%	$121,958	4.0%	$182,937	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$377,617	11.20%	$134,895	4.0%	N/A	N/A
Customers Bank	$350,275	10.39%	$134,845	4.0%	$168,556	5.0%

As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	$205,443	8.0%	N/A	N/A
Customers Bank	$244,710	9.53%	$205,442	8.0%	$256,802	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	$102,722	4.0%	N/A	N/A
Customers Bank	$218,394	8.50%	$102,721	4.0%	$154,081	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	$112,939	4.0%	N/A	N/A
Customers Bank	$218,394	7.74%	$112,896	4.0%	$141,120	5.0%

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

The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by the mortgage company as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor or they have been hedged by the mortgage company. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 17 days from purchase to sale.

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

Derivatives (Assets and Liabilities):

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

The estimated fair values of the Bancorp’s financial instruments were as follows at June 30, 2013 and December 31, 2012.

			Fair Value Measurements at June 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:
Cash and cash equivalents	$205,685	$205,685	$205,685	$0	$0
Investment securities, available for sale	182,314	182,314	6	182,308	0
Loans held for sale	1,414,943	1,414,943	0	1,414,943	0
Loans receivable, net	1,817,130	1,817,362	0	0	1,817,362
FDIC loss sharing receivable	14,169	14,169	0	14,169	0
Derivatives not designated as hedging instruments	1,919	1,919	0	1,919	0
Restricted stock	33,188	33,188	0	33,188	0
Fraudulent loans receivable (1)	669	669	0	0	669
Accrued interest receivable	7,077	7,077	7,077	0	0

Liabilities:
Deposits	$2,775,709	$2,763,089	$265,842	$2,497,247	$0
Federal funds purchased	120,000	120,000	120,000	0	0
Other borrowings	505,000	506,228	0	506,228	0
Subordinated debt	2,000	2,000	0	2,000	0
Derivatives not designated as hedging instruments	1,868	1,868	0	1,868	0
Accrued interest payable	1,534	1,534	1,534	0	0

(1)	Included in Other Assets

			Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:
Cash and cash equivalents	$186,016	$186,016	$186,016	$0	$0
Investment securities, available for sale	129,093	129,093	6	129,087	0
Loans held for sale	1,439,889	1,439,889	0	1,439,889	0
Loans receivable, net	1,298,630	1,307,049	0	0	1,307,049
FDIC loss sharing receivable	12,343	12,343	0	12,343	0
Restricted stock	30,163	30,163	0	30,163	0
Accrued interest receivable	5,790	5,790	5,790	0	0

Liabilities:
Deposits	$2,440,818	$2,674,765	$219,687	$2,455,078	$0
Federal funds purchased	5,000	5,000	5,000	0	0
Other borrowings	471,000	471,432	0	471,432	0
Subordinated debt	2,000	2,000	0	2,000	0
Accrued interest payable	1,530	1,530	1,530	0	0

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Recurring Fair Value Measurements
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$157,343	$0	$157,343
Corporate notes	0	24,965	0	24,965
Equities	6	0	0	6
Derivatives not designated as hedging instruments (1)	0	1,919	0	1,919
Mortgage warehouse loans held for sale	0	1,414,943	0	1,414,943

Total assets - recurring fair value measurements	$6	$1,599,170	$0	$1,599,176

Liabilities
Derivatives not designated as hedging instruments (2)	$0	$1,868	$0	$1,868

Nonrecurring Fair Value Measurements
Assets
Impaired loans, net of specific reserves of $4,280	$0	$0	$9,044	$9,044
Other real estate owned	0	0	5,424	5,424

Total assets - nonrecurring fair value measurements	$0	$0	$14,468	$14,468

(1)	Included in Other Assets
(2)	Included in Other Liabilities

	December 31, 2012
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Recurring Fair Value Measurements
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$104,135	$0	$104,135
Corporate notes	0	24,952	0	24,952
Equities	6	0	0	6
Mortgage warehouse loans held for sale	0	1,248,935	0	1,248,935

Total assets - recurring fair value measurements	$6	$1,378,022	$0	$1,378,028

Nonrecurring Fair Value Measurements
Assets
Impaired loans, net of specific reserves of $4,625	$0	$0	$11,004	$11,004
Other real estate owned	0	0	5,737	5,737

Total assets - nonrecurring fair value measurements	$0	$0	$16,741	$16,741

The changes in Level 3 assets measured at fair value on a recurring basis for the three months and six months ended June 30, 2013 and 2012 are summarized as follows:

Loans Held for Sale (1)
(dollars in thousands)
Balance at April 1, 2013	$3,173
Recoveries	(1,463)
Sales	(1,013)
Transfer from loans held for sale to other assets (1)	(697)

Balance at June 30, 2013	$0

	Mortgage- backed Securities	Corporate Notes	Total
	(dollars in thousands)
Balance at April 1, 2012	$2,790	$19,546	$22,336
Total losses included in other comprehensive income (before taxes)	0	(343)	(343)
Amortization included in interest income	(158)	0	(158)
Purchases	0	5,000	5,000

Balance at June 30, 2012	$2,632	$24,203	$26,835

Loans Held for Sale (1)
(dollars in thousands)
Balance at January 1, 2013	$0
Transfer from Level 2 to Level 3 (1)	3,173
Recoveries	(1,463)
Sales	(1,013)
Transfer from loans held for sale to other assets (1)	(697)

Balance at June 30, 2013	$0

	Mortgage- backed Securities	Corporate Notes	Total
	(dollars in thousands)
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total losses included in other comprehensive income (before taxes)	0	(14)	(14)
Amortization included in interest income	(262)	0	(262)
Purchases	0	5,000	5,000

Balance at June 30, 2012	$2,632	$24,203	$26,835

(1)	The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. During the first quarter of 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management transferred these loans and the related loss contingency from Level 2 to Level 3. During the second quarter of 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. The remaining aggregate of $2.7 million of loans and the related $2.0 million reserve were transferred to Other assets. Since it was resolved that the loans no longer meet the definition of a loan, combined with the fact that the Company is pursuing restitution through the involved parties, the Company has determined this to be a receivable and, accordingly, transferred the asset to Other assets.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2013 on a recurring and nonrecurring basis for which the Bancorp utilized Level 3 inputs to measure fair value. The valuation techniques, unobservable inputs, and ranges (weighted average) are the same as those disclosed at December 31, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Technique		Unobservable Input		Range (Weighted Average) (3)
	(dollars in thousands)
Impaired loans	$9,044	Collateral appraisal	(1)	Liquidation expenses	(2)	-3% to -8% (-5.5%)
Other real estate owned	$5,424	Collateral appraisal	(1)	Liquidation expenses	(2)	-3% to -8% (-5.5%)

(1)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

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

Derivatives Not Designated as Hedging Instruments

None of the Bancorp’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service implemented in the first quarter of 2013 that the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party in order to minimize its net risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2013, the Bancorp had 14 interest rate swaps with an aggregate notional amount of $88.2 million related to this program.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet.

	Fair Value of Derivative Instruments June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$1,919	Other liabilities	$1,868

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three and six months ended June 30, 2013.

	Effect of Derivative Instruments on Comprehensive Income Three Months Ended June 30, 2013
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other non-interest income	$155

	Effect of Derivative Instruments on Comprehensive Income Six Months Ended June 30, 2013
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other non-interest income	$198

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

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of June 30, 2013, the termination value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $1.7 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, and at June 30, 2013 had posted $2.5 million as collateral.

NOTE 13 — DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

The following tables present derivative instruments that are subject to enforceable master netting arrangements. The Bancorp has not made a policy election to offset its derivative positions.

Offsetting of Financial Assets and Derivative Assets For the Six Months Ended June 30, 2013
				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(dollars in thousands)
Description
Interest rate derivatives with institutional counterparties	$208	$0	$208	$208	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities For the Six Months Ended June 30, 2013
				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(dollars in thousands)
Description
Interest rate derivatives with institutional counterparties	$1,720	$0	$1,720	$208	$1,512	$0

NOTE 14 — LOSS CONTINGENCY

During the first quarter of 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and, management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management has provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management transferred these loans and the related loss contingency from Level 2 to Level 3. During the second quarter of 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was resolved that the loans no longer meet the definition of a loan, combined with the fact that the Company is pursuing restitution through the involved parties, the Company has determined this to be a receivable and, accordingly, transferred the asset to Other assets. Therefore, the remaining aggregate of $2.7 million of loans and the related $2.0 million contingency were transferred to Other assets.

NOTE 15 — SUBSEQUENT EVENTS

On July 30, 2013, the Bancorp completed an underwritten public offering of $55.0 million non-callable five-year senior unsecured notes, with interest at 6.375% payable quarterly. The Bancorp granted the underwriters a 30-day option to purchase up to an additional 15% of the aggregate principal amount of the senior notes ($8.25 million) sold in the offering, solely to cover overallotments, if any. Net proceeds are estimated to be $52.6 million, or $60.6 million, if the underwriters were to exercise the overallotment option in full.

The Bancorp intends to use the net proceeds from the offering to invest in its subsidiary, Customers Bank, to fund its organic growth, and for working capital and other general corporate purposes. The Bancorp may also use a portion of the net proceeds to pursue acquisitions or investments in its current and prospective markets.

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

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three and six months ended June 30, 2013. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2012 included in Customers Bancorp’s filing on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012.

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

Second Quarter Events of Note

On May 22, 2013, we announced the closing of our underwritten public offering of voting common stock (“the May 2013 Offering”). We raised $103.5 million in gross proceeds by issuing 6,179,104 shares of our voting common stock at a price to the public of $16.75 per share. Our net proceeds after deducting underwriting discounts and commissions and estimated offering expenses were approximately $97.7 million. We also issued options to purchase 710,597 shares of our common stock to our CEO and COO exercisable at the public offering price pursuant to their respective employment agreements in connection with the May 2013 Offering.

On June 26, 2013, we announced the formation of a business collaboration with and plans to invest up to $51 million in Religare Enterprises Limited (“Religare”), which is a diversified financial services company in India that is applying for a banking license in India. We have agreed, subject to completion of definitive agreements and the receipt of any necessary approvals, to purchase $22 million of Religare common stock from one of its promoters, $1 million of Religare common stock from Religare, and warrants to purchase $28 million of Religare common stock. We will be required to pay 25% of the total value of the warrants ($7 million) in advance, and this amount is non-refundable. These transactions are being negotiated and may change. We expect to fund the Religare investments with cash currently on hand and dividends from Customers Bank.

Working with Religare, we also plan to establish a small group of personnel at Customers Bank that will cater to professionals from South Asia and businesses that want to take advantage of opportunities in South Asia. This is a rapidly growing niche in our core markets from Boston to Washington. We also expect to refer business opportunities in India to Religare and expect that Religare will refer business opportunities within the United States to us. We expect this investment and collaboration to enhance our shareholder value.

The initial investment is expected to be completed during the third quarter of 2013, and the warrants must be exercised within 18 months of our initial investment.

Subsequent Events

On July 30, 2013, we completed an underwritten public offering of $55.0 million non-callable five-year senior unsecured notes, with interest at 6.375% payable quarterly. We granted the underwriters a 30-day option to purchase up to an additional 15% of the aggregate principal amount of the senior notes ($8.25 million) sold in the offering, solely to cover over-allotments, if any. Net proceeds were estimated to be $52.6 million, or $60.6 million, if the underwriters were to exercise the over-allotment option in full.

We intend to use the net proceeds from the offering to invest in our subsidiary, Customers Bank, to fund our organic growth, and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to pursue acquisitions or investments in our current and prospective markets.

Acquisition Activity

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

Other key terms agreed to by the Bancorp and CMS under the Amendment provided for:

•

CMS’s ability to have terminated the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) the Bancorp had not made an investment in CMS of $1.5 million of CMS Preferred Stock, or (ii) the Bancorp and CMS had not agreed upon the terms of a $2.0 million senior secured lending facility that the Bancorp will have made available to CMS;

•	the Bancorp’s payment of $300,000 to CMS as partial reimbursement for merger-related expenses incurred as of March 31, 2013; and

•

the Bancorp to pay to CMS a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals.

•	On May 22, 2013, the Bancorp purchased $1.5 million (1,500 shares) of CMS Series A Noncumulative Perpetual Preferred Stock, satisfying the first obligation listed above.

•	On April 23, 2013, the Bancorp paid to CMS $300,000, satisfying the second obligation listed above.

Acacia Federal Savings Bank Acquisition

On April 4, 2013, we, Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced a mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Bancorp and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party will bear its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest. All of Bancorp’s costs related to this transaction have been expensed.

New England Commercial Lending Acquisition

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million had been drawn at March 28, 2013. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

Results of Operations

Second Quarter 2013 Compared to Second Quarter 2012

We had net income of $8.2 million for the three months ended June 30, 2013 and net income of $6.5 million for the three months ended June 30, 2012, an increase of $1.7 million or 26.5%. Diluted earnings per share were $0.38 and $0.56 for the three months ended June 30, 2013 and June 30, 2012, respectively, a comparative decrease of $0.18 per share or 32.6%. The decrease in diluted earnings per share is primarily the result of the inclusion of the 6.2 million shares issued in the public offering in May 2013 and the 7.1 million shares issued in the private offering in the third quarter of 2012 in the 2013 calculations of earnings per share. See “NOTE 5 — EARNINGS PER SHARE.”

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(dollars in thousands)
Assets
Interest earning deposits	$178,853	$114	0.25%	$106,206	$69	0.26%
Investment securities, taxable (A)	181,573	1,082	2.38%	294,143	2,219	3.02%
Investment securities, non-taxable (A)	0	0	0.00%	2,065	21	4.16%
Loans held for sale	1,158,974	11,157	3.86%	156,169	1,469	3.78%
Loans, taxable (B)	1,696,979	19,099	4.51%	1,409,862	15,881	4.53%
Loans, non-taxable (B)	14,525	97	2.68%	7,308	41	2.25%
Less: Allowance for loan losses	(26,533)			(15,705)

Total interest earning assets	3,204,371	31,549	3.95%	1,960,048	19,700	4.04%

Non-interest earning assets	174,076			116,505

Total assets	$3,378,447			$2,076,553

Liabilities
Interest checking	$44,094	47	0.42%	$34,714	49	0.57%
Money market	1,061,972	1,864	0.70%	780,689	1,919	0.99%
Other savings	24,451	29	0.47%	19,830	29	0.59%
Certificates of deposit	1,278,898	3,196	1.00%	886,137	3,427	1.56%

Total interest bearing deposits	2,409,415	5,136	0.86%	1,721,370	5,424	1.27%
Other borrowings	357,780	421	0.47%	39,951	124	1.26%

Total interest-bearing liabilities	2,767,195	5,557	0.81%	1,761,321	5,548	1.27%

Non-interest-bearing deposits	269,618			152,885

Total deposits & borrowings	3,036,813		0.73%	1,914,206		1.17%
Other non-interest bearing liabilities	15,266			6,452

Total liabilities	3,052,079			1,920,658
Shareholders’ Equity	326,368			155,895

Total liabilities and shareholders’ equity	$3,378,447			$2,076,553

Net interest earnings		25,992			14,152
Tax equivalent adjustment (C)		52			34

Net interest earnings		$26,044			$14,186

Interest spread			3.21%			2.87%

Net interest margin			3.25%			2.90%

Net interest margin tax equivalent (C)			3.26%			2.91%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income increased by $11.8 million, or 83.7% for the three months ended June 30, 2013 to $26.0 million, from $14.2 million for the three months ended June 30, 2012. This net increase was attributable to increases of $1.2 billion in average volume of average interest-earning assets, offset by an increase of $1.0 billion in average interest-bearing liabilities. The primary driver of the increase in net interest income was from higher loan volume from the following:

•	$392.8 million increase in average mortgage warehouse loans due to growth of the mortgage warehouse lending business;

•	$342.3 million increase in average commercial loans primarily due to growth of the commercial real estate loan portfolio; and

•	$457.2 million increase in average multi-family loans due to growth of the multi-family lending business.

The key measure of our net interest income is net interest margin. Our net interest margin increased to 3.26% for the three months ended June 30, 2013 from 2.91% for the same period in 2012. The changes in yields were secondary to the changes in loan volume.

Additionally, interest income from mortgage warehouse loans, and commercial real estate loans increased by $3.6 million and $2.9 million, respectively offset by a decrease from investment securities of $115,000. Driving the rise in interest income was higher average loan volume for mortgage warehouse loans of $392.8 million, and commercial loan volume of $342.3 million. The higher loan volume was a result of our strategy to grow our mortgage warehouse lending and commercial real estate businesses. Sales of investment securities in the second quarter of 2012 lead to their lower average volume in the second quarter of 2013 compared to the same quarter in 2012. Interest expense for borrowings increased by $318,000, due to the increase in the level of borrowings.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At June 30, 2013, approximately 2.81% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses increased by $1.9 million to $4.6 million for the three months ended June 30, 2013, compared to $2.7 million for the same period in 2012. The increase in the 2013 provision is attributable to several different factors that include an increase in specific reserve requirements for loans not covered under FDIC loss share agreements as well as increased reserves due to the cash flow re-estimation process for the PCI loans which occurs on a quarterly basis. Additional reserves were also needed for new loan growth in the portfolio.

For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Deposit fees	$159	$117
Mortgage warehouse transactional fees	3,868	3,384
Bank-owned life insurance	567	323
Gain on sale of investment securities, net	0	8,797
Accretion of FDIC loss sharing receivable	2,505	0
Gain on sale of loans	358	339
Other	721	278

Total non-interest income	$8,178	$13,238

Non-interest income was $8.2 million for the three months ended June 30, 2013, a decrease of $5.1 million from $13.2 million for the three months ended June 30, 2012. This decrease was due to security gains in the amount of $8.8 million during the three months ended June 30, 2012 compared to the same quarter ended June 30, 2013 when there were $0 security gains. This was offset by accretion of the FDIC loss sharing receivable in the amount of $2.5 million for the quarter ended June 30, 2013.

Non-Interest Expense

The below chart shows our results in the various components of non-interest expense for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Salaries and employee benefits	$8,508	$5,598
Occupancy	2,110	1,849
Technology, communication and bank operations	1,061	691
Advertising and promotion	408	301
Professional services	1,252	769
FDIC assessments, taxes and regulatory fees	1,058	867
Other real estate owned	525	709
Loan workout	72	543
Loss contingency	0	0
Stock-offering expenses	0	1,340
Other	1,901	1,907

Total non-interest expenses	$16,895	$14,574

Non-interest expense was $16.9 million for the three months ended June 30, 2013, an increase of approximately $2.3 million as compared to non-interest expense of $14.6 million for the same period in 2012.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased by 52.0% or $2.9 million to $8.5 million in the second quarter of 2013 versus $5.6 million in the same period in 2012. The primary reason for this increase was the addition of 80 full-time equivalent employees since June 30, 2012. This was directly related to the need for additional employees to support our organic growth and the expansion into new markets and lines of business.

Occupancy expense increased by 14.1%, or $261,000, rising from $1.8 million in the second quarter of 2012 to $2.1 million in the second quarter of 2013. The increase was related to building the infrastructure to support our growth as well as the cost of expansion into new markets.

Technology, communication and bank operations increased by 53.6% or $370,000 from $691,000 in the second quarter of 2012 to $1.1 million in the second quarter of 2013. The primary reason for this increase was related to building the infrastructure to support the growth through increased technology improvements and upgrades as well as the costs related to expanding of technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

Professional services expense increased to $1.3 million in the second quarter of 2013 from $769,000 for the same period of 2012. This increase was primarily attributable to higher legal and consulting expenses in 2013 related to regulatory filings and other matters.

FDIC assessments, taxes and regulatory fees increased by 22.0% or $191,000 from $867,000 in the second quarter of 2012 to $1.1 million in the second quarter of 2013. The primary reason for this increase was related to increased FDIC assessments for the second quarter of 2013 compared to the same period ended 2012 which approximated $264,000. This was offset by a decrease in state franchise and sales and use tax in the amount of $71,000 from the second quarter of 2012 as compared to the same quarter of 2013.Other expenses remained constant at $1.9 million in the second quarter of 2013 compared to $1.9 million in the second quarter of 2012. In general, there was an overall increase in most categories within other expense as a result of the growth and expansion of the franchise. Loan origination expense increased by $350,000 for the three months ended June 30, 2013, compared to the same period in 2012. This was offset by a decrease of $317,000 and $150,000 in loan insurance expense and other miscellaneous expenses, respectively, for the quarter ended June 30, 2013 in contrast to the quarter ended June 30, 2012.

Income Taxes

The income tax expense was $4.4 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $2.6 million.

The effective tax rate for the three months ended June 30, 2013 and 2012 was approximately 35 percent.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

We had net income of $15.4 million for the six months ended June 30, 2013, and net income of $9.6 million for the six months ended June 30, 2012, an increase of $5.8 million or 60.3%. Diluted earnings per share were $0.76 for the six months ended June 30, 2013 and $0.83 per share for the six months ended June 30, 2012, a comparative decrease of $0.07 per share. The decrease in diluted earnings per share is primarily the result of the inclusion of the 6.2 million shares issued in the public offering in May 2013 and the 7.1 million shares issued in the private offering in the third quarter of 2012 in the 2013 calculations of earnings per share. See “NOTE 5 — EARNINGS PER SHARE.”

Net-Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(dollars in thousands)
Assets
Interest earning deposits	$176,757	$222	0.25%	$103,392	$134	0.26%
Investment securities, taxable (A)	162,407	1,911	2.35%	319,474	5,131	3.21%
Investment securities, non taxable (A)	0	0	0.00%	2,067	43	4.15%
Loans held for sale	1,141,295	22,041	3.89%	132,195	2,491	3.79%
Loans, taxable (B)	1,538,982	35,126	4.60%	1,332,238	30,482	4.60%
Loans, non-taxable (B)	13,016	169	2.61%	4,886	55	2.25%
Less: Allowance for loan losses	(26,417)			(15,609)

Total interest earning assets	3,006,040	59,469	3.99%	1,878,643	38,336	4.10%

Non-interest earning assets	165,569			114,055

Total assets	$3,171,609			$1,992,698

Liabilities
Interest checking	$40,016	85	0.43%	$34,611	99	0.57%
Money market	1,030,921	3,568	0.70%	756,298	3,997	1.06%
Other savings	23,052	55	0.48%	19,314	59	0.61%
Certificates of deposit	1,235,853	6,564	1.07%	814,265	6,341	1.57%

Total interest bearing deposits	2,329,842	10,272	0.89%	1,624,488	10,496	1.30%
Other borrowings	265,072	680	0.52%	65,607	278	0.85%

Total interest-bearing liabilities	2,594,914	10,952	0.85%	1,690,095	10,774	1.28%

Non-interest-bearing deposits	262,279			142,594

Total deposits & borrowings	2,857,193		0.77%	1,832,689		1.18%
Other non-interest bearing liabilities	13,915			7,196

Total liabilities	2,871,108			1,839,885
Shareholders’ Equity	300,501			152,813

Total liabilities and shareholders’ equity	$3,171,609			$1,992,698

Net interest earnings		48,517			27,562
Tax equivalent adjustment (C)		91			53

Net interest earnings		$48,608			$27,615

Interest spread			3.21%			2.92%

Net interest margin (D)			3.25%			2.95%

Net interest margin tax equivalent (C)			3.26%			2.95%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $48.5 million for the six months ended June 30, 2013, compared to $27.6 million for the six months ended June 30, 2012, an increase of $20.9 million, or 76.0%. Increases in interest income, when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012, were primarily comprised of mortgage warehouse loans interest income in the amount of $8.2 million, commercial real estate loans of $5.3 million, and interest income related to multi-family loans in the amount of $7.4 million. Growth in loan volume for these areas was responsible for these results. The sale of investment securities in the second quarter of 2012 was the primary cause of a $3.3 million decrease in interest income from investment securities for the six months ended June 30, 2013 compared to the same period of 2012. Interest expense for deposits of $10.3 million for the six months ended June 30, 2013 was a slight decrease from $10.5 million at June 30, 2012. Even though total deposits increased to $2.8 billion as of June 30, 2013, the deposit cost dropped from 1.30% at June 30, 2012 to 0.89% at June 30, 2013. The increase in non-interest bearing deposits, which went from $142.6 million at June 30, 2012 to $262.3 million at June 30, 2013, contributed to the decrease in interest expense of $224,000 when comparing the six months ended June 30, 2012 versus 2013.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At June 30, 2013, approximately 2.81% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses increased by $1.2 million to $5.7 million for the six months ended June 30, 2013, compared to $4.5 million for the same period in 2012. The increase in the 2013 provision is attributable to several different factors that include an increase in charge-offs of $1 million, 10.6% growth in the loan portfolio, and the cash flow re-estimation process for the PCI loans which occurs on a quarterly basis. Offsetting the increase was a decline in specific reserves needed for impaired loans in the portfolio.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Deposit fees	$289	$233
Mortgage warehouse transactional fees	7,536	5,483
Bank-owned life insurance	1,043	589
Gain on sale of investment securities, net	0	9,006
Accretion of FDIC loss sharing receivable	3,722	655
Gain on sale of loans	408	339
Other	1,295	665

Total non-interest income	$14,293	$16,970

Non-interest income was $14.3 million for the six months ended June 30, 2013, a decrease of $2.7 million from $17.0 million for the six months ended June 30, 2012. The decrease was primarily the result of the $9.0 million gain realized on the sale of available-for-sale securities, the majority of which were realized in the second quarter of 2012 in the amount of $8.8 million, which was executed to provide funding for loan growth. Growth in warehouse lending volume, which is part of our strategic plan, contributed $7.5 million of fee income, year to date, to the increase in non-interest income. In addition, bank owned life insurance as well as accretion of FDIC loss sharing receivable effectuated increases of $454,000 and $3.1 million, respectively, in non-interest income when comparing the six months ended June 30, 2013 and 2012.

Non-Interest Expense

The below chart shows ours results in the various components of non-interest expense for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Salaries and employee benefits	$15,905	$11,095
Occupancy	4,020	3,228
Technology, communication and bank operations	1,902	1,338
Advertising and promotion	523	576
Professional services	1,958	1,655
FDIC assessments, taxes and regulatory fees	2,405	1,536
Other real estate owned	561	815
Loan workout	746	902
Loss contingency	2,000	0
Stock offering expenses	0	1,340
Other	3,355	2,716

Total non-interest expenses	$33,375	$25,201

Non-interest expense was $33.4 million for the six months ended June 30, 2013, an increase of $8.2 million when compared to $25.2 million for the same period in 2012. Salaries and employee benefits, which represent the largest component of non-interest expense, increased by 43.4% or $4.8 million to $15.9 million for the six months ended June 30, 2013. The primary reason for this increase was the addition of 80 full-time equivalent employees since June 30, 2012. This was directly related to the need for additional employees to support our organic growth. In addition, stock-based compensation expense was $1.5 million for the six months ended June 30, 2013 and $1.3 million for the six months ended June 30, 2012 due to increased issuances of stock-based awards to certain officers of the Bancorp and Bank.

Occupancy expense increased 24.5% or $792,000, to $4.0 million for the six months ended June 30, 2013 from $3.2 million for the same period in 2012. The increase was related to building the infrastructure to support the growth of the Bank.

Technology, communications, and bank operations expense was $1.9 million for the six months ended June 30, 2013, an increase of 42.1% or $564,000, over $1.3 million in the same period of 2012. This increase was primarily due to an increase in technology requirements to account for loans acquired with deteriorated credit combined with the cost to expand into new markets.

Professional services expense increased to $1.9 million for the six months ended June 30, 2013 when compared to $1.7 million for the same period of 2012. This increase was primarily attributable to legal and consulting expenses incurred in 2013 related to regulatory filings and other matters.

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million. In estimating the loss exposure, we believed a range of possible loss to have been between $1.5 million and $3.2 million. Accordingly we have provided a loss contingency of $2.0 million at June 30, 2013.

As a result of the postponement in May 2012 of our public offering of voting common stock, we recorded stock-offering expenses of $1.3 million. All of the costs for the May 2013 offering have been recorded through additional paid in capital at June 30, 2013.

Other expenses increased by $639,000 to $3.4 million for the six months ended June 30, 2013 from $2.7 million during the same period in 2012. An increase in loan origination expenses of $566,000, combined with an increase of $217,000 in other miscellaneous expenses were offset by a decrease in insurance expense of $385,000. The Company experienced higher expenses in most categories due to the expansion of the franchise which contributed to the overall increase in other expenses.

Income Taxes

The income tax expense was $8.3 million and $5.2 million, respectively, for the six months ended June 30, 2013 and 2012. The increase in the income tax provision was primarily due to the increase in net income before taxes of $8.9 million.

The effective tax rate for each of the six months ended June 30, 2013 and 2012 was approximately 35 percent.

Financial Condition

General

Total assets were $3.8 billion at June 30, 2013, a $592.0 million, or 18.49%, increase from total assets of $3.2 billion at December 31, 2012. Total liabilities were $3.4 billion at June 30, 2013, an increase of $481.7 million, or 16.43%, from total liabilities of $2.9 billion at December 31, 2012.

The major changes within our financial position occurred as the result of the growth in loans receivable not covered by loss sharing agreements with the FDIC, which increased by 44.10% or $536.7 million to $1.8 billion at June 30, 2013, from $1.2 billion at December 31, 2012. Approximately 29% of the loan growth from December 31, 2012 was the result of the purchase of $155.1 million of commercial loans from Flagstar Bank on March 28, 2013. In addition, as part of our organic growth strategy, we plan to establish a branch in the City of Philadelphia with the intention of servicing underserved and lower-and-moderate-income customers.

The following table sets forth certain key condensed balance sheet data:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Cash and cash equivalents	$205,685	$186,016
Investment securities, available for sale	182,314	129,093
Loans held for sale (including $1,148,001 and $1,248,935 of mortgage warehouse loans at fair value at June 30, 2013 and December 31, 2012)	1,414,943	1,439,889
Loans receivable not covered under FDIC Loss Sharing Agreements	1,753,658	1,216,941
Total loans receivable covered under FDIC Loss Sharing Agreements	91,614	107,526
Total loans receivable, net of the allowance for loan losses	1,817,130	1,298,630
Total assets	3,793,258	3,201,234
Total deposits	2,775,709	2,440,818
Federal funds purchased	120,000	5,000
Total other borrowings	505,000	471,000
Subordinated debt	2,000	2,000
Total liabilities	3,413,485	2,931,759
Total shareholders’ equity	379,773	269,475
Total liabilities and shareholders’ equity	3,793,258	3,201,234

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash and due from banks and interest earning deposits. Cash and due from banks consisted mainly of vault cash and cash items in the process of collection which amounted to $10.7 million and $12.9 million at June 30, 2013 and December 31, 2012, respectively. In addition, the interest-bearing deposits portion of cash and cash equivalents is primarily comprised of balances at the Federal Reserve Bank in the amount of $192.6 million and $172.0 million at June 30, 2013 and December 31, 2012, as well as at the Federal Home Loan Bank of Pittsburgh in the amount of $1.5 million at June 30, 2013 and $1.1 million at December 31, 2012. In total, cash and cash equivalents increased $19.7 million, or 10.6%, to $205.7 million at June 30, 2013 when compared to $186.0 million at December 31, 2012.

Investment Securities

Our investment securities portfolio is an important source of interest income and liquidity. It consists of government agency and mortgage-backed securities (guaranteed by an agency of the United States government or non-agency) and domestic corporate debt. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings, and diversify the credit risk of earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.

At June 30, 2013, our investment securities were $182.3 million compared to $129.1 million in December 31, 2012. The increase is primarily the result of our purchase of FNMA and GNMA Agency Community Reinvestment Act (CRA)-eligible mortgage-backed securities. These securities are comprised of loans in our assessment area. During the second quarter ended June 30, 2013, the Bank purchased over $34.1 million of these securities.

Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.

Loans

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loan portfolio is primarily comprised of commercial real estate, construction, and commercial and industrial loans. In addition, we have a mortgage warehouse product line that provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages.

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

Loans receivable, net, increased by $518.5 million to $1.8 billion at June 30, 2013 from $1.3 billion at December 31, 2012. In the first quarter of 2013, the bank acquired $182.3 million in commercial loans from Michigan-based Flagstar Bank of which $151.6 million is currently outstanding. In addition, the increase in Loans receivable, net, was also attributable to higher balances for commercial real estate of $420.0 million. Offsetting the increase was normal loan runoff for PCI and Covered loans.

The composition of net loans receivable at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Construction	$25,769	$27,792
Commercial real estate	35,901	44,901
Commercial and industrial	7,226	11,153
Residential real estate	19,213	19,952
Manufactured housing	3,505	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	91,614	107,526

Construction	33,459	28,897
Commercial real estate	1,255,481	835,488
Commercial and industrial	189,013	75,118
Mortgage warehouse	7,560	9,565
Manufactured housing	145,927	154,703
Residential real estate	120,782	109,430
Consumer	1,808	2,061

Total loans receivable not covered under FDIC loss sharing agreements	1,754,030	1,215,262

Total loans receivable	1,845,644	1,322,788
Deferred (fees) costs, net	(372)	1,679
Allowance for loan losses	(28,142)	(25,837)

Loans receivable, net	$1,817,130	$1,298,630

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout this Management’s Discussion and Analysis.

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

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, and manufactured housing, at June 30, 2013, we had no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk.

Credit Risk

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews. Management also attempts to anticipate and allow for credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged when they are identified and to which provisions are added when it is appropriate. The allowance for loan losses is evaluated periodically as management deems appropriate. The provision for loan losses was $4.6 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively and $5.7 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively. The allowance for loan losses was $28.1 million or .96% of total non-covered loans at June 30, 2013 and $25.8 million, or 1.20% of total non-covered loans, at December 31, 2012.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance at the beginning of the period	$26,439	$15,400	$25,837	$15,032
Loan charge-offs
Construction	1,471	979	1,471	2,191
Commercial real estate	1,481	938	1,891	1,143
Commercial and industrial	76	0	96	34
Residential real estate	65	179	198	200
Consumer and other	0	10	0	10

Total Charge-offs	3,093	2,106	3,656	3,578

Loan recoveries
Construction	0	0	0	0
Commercial real estate	8	14	60	50
Commercial and industrial	154	66	165	66
Residential real estate	10	1	7	5
Consumer and other	4	5	9	5

Total Recoveries	176	86	241	126

Total net charge-offs	2,917	2,020	3,415	3,452
Provision for loan losses	4,620	2,738	5,720	4,538

Balance at the end of the period	$28,142	$16,118	$28,142	$16,118

Net-charge-offs as a percentage of average non-covered loans	1.63%	0.67%	1.52%	0.53%

Asset Quality

We had impaired loans totaling $57.4 million at June 30, 2013, compared to $56.0 million at December 31, 2012. Non-accrual non-covered loans totaled $19.6 million at June 30, 2013, down from $22.3 million at December 31, 2012. We had net charge-offs of $2.9 million for the second quarter of 2013 and $2.0 million for the second quarter of 2012. We had net charge-offs of $3.4 million for the six months ended June 30, 2013 and $3.5 million for the six months ended June 30, 2012. There was $6.2 million and $4.0 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at June 30, 2013 and December 31, 2012, respectively.

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

Asset Quality at June 30, 2013
Loan Type	Total Loans	PCI Loans	Current	30-89 Days	Greater than 90 Days and Accruing	Non-accrual/ NPLs (a)	OREO (b)	NPAs (a)+(b)	NPLs to Total Loan Type (%)	NPAs to Loans + OREO (%)
(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$87,463	$0	$74,577	$307	$0	$12,579	$4,492	$17,071	14.38	18.56
Warehouse - Repo	7,546	0	7,546	0	0	0	0	0	0.00	0.00
Warehouse - HFS	1,414,943	0	1,414,943	0	0	0	0	0	0.00	0.00
Manufactured	3,779	0	3,769	10	0	0	0	0	0.00	0.00
Commercial	533,290	0	532,072	341	0	877	0	877	0.16	0.16
Multi-family	662,592	0	662,592	0	0	0	0	0	0.00	0.00
Consumer/Mortgage	91,435	0	91,434	1	0	0	0	0	0.00	0.00
TDRs	4,192	0	1,579	0	0	2,613	0	2,613	62.33	62.33

Total Originated Loans	2,805,240	0	2,788,512	659	0	16,069	4,492	20,561	0.57	0.73

Acquired Loans
Berkshire	13,697	0	11,349	0	0	2,348	1,340	3,688	17.14	24.53
FDIC - Covered	51,743	0	43,415	348	0	7,980	4,362	12,342	15.42	22.00
FDIC - Non-covered	18	0	18	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	78,441	0	74,986	3,455	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	413	413	0.00	100.00
Manufactured Housing 2012	55,955	0	50,713	2,807	2,435	0	0	0	0.00	0.00
Flagstar	151,596	0	151,596	0	0	0	0	0	0.00	0.00
TDRs	3,010	0	1,741	117	0	1,152	0	1,152	38.27	38.27

Total Acquired Loans	354,460	0	333,818	6,727	2,435	11,480	6,115	17,595	3.24	4.88

Acquired PCI Loans
Berkshire	55,287	55,287	49,967	122	5,198	0	0	0
FDIC - Covered	39,248	39,248	4,473	0	34,775	0	0	0
Manufactured Housing 2011	6,352	6,352	3,113	767	2,472	0	0	0

Total Acquired PCI Loans	100,887	100,887	57,553	889	42,445	0	0	0

Subtotal	3,260,587	100,887	3,179,883	8,275	44,880	27,549	10,607	38,156
Unearned Origination Fees	(372)	0	0	0	0	0	0	0

Total Portfolio	$3,260,215	$100,887	$3,179,883	$8,275	$44,880	$27,549	$10,607	$38,156	0.85	1.17

Asset Quality at June 30, 2013 (continued)
Loan Type	Total Loans	NPLs	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(dollars in thousands)
Originated Loans
Legacy (prior to 9/09)	$87,463	$12,579	$2,976	$0	$0	$2,976	3.40	23.66
Warehouse - Repo	7,546	0	57	0	0	57	0.76	n/a
Warehouse - HFS	1,414,943	0	0	0	0	0	0.00	n/a
Manufactured	3,779	0	76	0	0	76	2.01	n/a
Commercial	533,290	877	6,270	0	0	6,270	1.18	714.94
Multi-family	662,592	0	3,315	0	0	3,315	0.50	n/a
Consumer/Mortgage	91,435	0	685	0	0	685	0.75	n/a
TDRs	4,192	2,613	220	0	0	220	5.25	n/a

Total Originated Loans	2,805,240	16,069	13,599	0	0	13,599	0.48	84.63

Acquired Loans
Berkshire	13,697	2,348	740	0	0	740	5.40	31.52
FDIC - Covered	51,743	7,980	2,265	0	0	2,265	4.38	28.38
FDIC - Non-covered	18	0	0	0	0	0	0.00	n/a
Manufactured Housing 2010	78,441	0	0	0	2,747	2,747	3.50	n/a
Manufactured Housing 2011	0	0	0	0	0	0	0.00	n/a
Manufactured Housing 2012	55,955	0	0	0	0	0	0.00	n/a
Flagstar	151,596	0	0	0	0	0	0.00	n/a
TDRs	3,010	1,152	35	0	0	35	1.16	n/a

Total Acquired Loans	354,460	11,480	3,040	0	2,747	5,787	1.63	50.41

Acquired PCI Loans
Berkshire	55,287	0	3,946	(2,077)	0	1,869	3.38	n/a
FDIC - Covered	39,248	0	6,692	(719)	0	5,973	15.22	n/a
Manufactured Housing 2011	6,352	0	602	4,602	0	5,204	81.93	n/a

Total Acquired PCI Loans	100,887	0	11,240	1,806	0	13,046	12.93	n/a

Subtotal	3,260,587	27,549	27,879	1,806	2,747	32,432
Unearned Origination Fees	(372)	0	0	0	0	0
Unallocated	0	0	263	0	0	263

Total Portfolio	$3,260,215	$27,549	$28,142	$1,806	$2,747	$32,695	1.00	118.68

Originated Loans

Loans that the Bank has originated (excluding Warehouse-HFS) totaled $1.4 billion at June 30, 2013, or about 75.3% of total loans. Of these, $87.5 million represented loans that were originated prior to September 2009 (“Legacy Loans”), when the new management team lead by Jay Sidhu introduced new underwriting standards that management believes are more conservative. At June 30, 2013, the loans originated prior to September 2009 included $17.1 million of non-performing assets (“NPAs”) or 83.0% of total NPAs for originated loans. Loans originated after September 2009, which totaled approximately $1.3 billion, included $3.5 million of NPAs.

The high level of non-performing loans (“NPLs”) in the Legacy Loan portfolio (14.3% NPL / Loans) were supported with $3.0 million of reserves, or about 3.4% of total Legacy Loans. Commercial loans and multifamily loans totaled $1.2 billion and were supported with $9.6 million of the allowance for loan losses. Consumer and mortgage loans totaled $91.4 million and were supported by $685 thousand of the allowance for loan losses.

Acquired Loans

At June 30, 2013, we carried $455.3 million of acquired loans which was 24.67% of total loans excluding Warehouse HFS. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. At June 30, 2013, (i) 33.3% of acquired loans were purchased from Michigan-based Flagstar Bank on March 28, 2013, (ii) 15.2% of acquired loans were from the Berkshire Bancorp acquisition, (iii) 19.9% of acquired loans were from FDIC assisted acquisitions, which have loss share protection of 80% of credit losses being covered by the FDIC, and (iv) 30.9% of acquired loans represented manufactured housing loans that were purchased from Tammac Holding Corporation, a consumer finance company. Of the loans purchased from Tammac prior to 2012, 92.5% were supported by a $2.7 million cash reserve that is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are covered with this reserve. We estimate that this cash reserve will be adequate to cover future losses and delinquent interest over the life of the portfolio. For the manufactured housing loans purchased in 2012 in the amount of $56.0 million, Tammac has an obligation to pay us the full payoff amount of a defaulted loan once the borrower vacates the property, which includes any principal, unpaid interest, or advances on the loans.

Most of the acquired loans were purchased at a discount. The price paid factored into management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook. Total NPAs in the acquired portfolio were $17.6 million, or 46.1% of total NPAs. Of this total, 70.1% have FDIC loss share protection (80% FDIC coverage of losses). At June 30, 2013, the FDIC-covered loans had $9.0 million of allowance for loan losses and $719 thousand of non-accretable difference fair value marks to support future credit losses. 9.7% of total NPAs were from loans related to the Berkshire acquisition, while 1.1% of total NPAs were from loans acquired from Tammac.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009. Management acquired these loans with the expectation that losses would be elevated, and therefore incorporated that expectation into the price paid. Management also created a Special Assets group that has a major focus on workouts for these acquired non-performing assets.

Held-For-Sale Loans

The loans held-for-sale portfolio included $1.1 billion of warehouse loans and $266.9 million of mortgages. Held-for-sale-loans are carried on our balance sheet at fair value or lower of cost or market, so an allowance for loan losses is not needed.

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at June 30, 2013 and December 31, 2012. Non-accruals loans decreased $2.7 million through June 30, 2013 when compared to December 31, 2012.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Loans 90+ days delinquent and still accruing	$2,435	$1,966

Non-accrual loans (1)	$19,568	$22,347
Other real estate owned	6,245	4,005

Non-performing non-covered assets	$25,813	$26,352

(1)	Net of credit marks.

	June 30, 2013	December 31, 2012
Non-accrual non-covered loans to total non-covered loans	1.12%	1.84%
Non-performing, non-covered assets to total non-covered assets	1.47%	2.16%
Non-accrual loans and 90+ days delinquent to total non-covered assets	1.25%	1.99%
Allowance for loan losses to:
Total non-covered loans	0.96%	1.20%
Non-performing, non-covered loans	86.37%	65.26%
Non-performing, non-covered assets	65.48%	55.34%

We seek to manage our credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Non-accrual covered loans (1)	$7,980	$10,504
Covered other real estate owned	19,569	4,109

Non-performing, covered assets	$27,549	$14,613

(1)	Net of credit marks.

Deposits

We offer a variety of deposit accounts, including checking, savings, money market and time deposits. Deposits are obtained primarily from within our service area and through wholesale and broker networks. These networks provide low cost funding alternatives to retail deposits and provide diversity to our sources of funds. Total deposits grew by 13.7% to $2.8 billion at June 30, 2013 from $2.4 billion at December 31, 2012. Non-Interest Bearing Demand deposits grew $46.2 million while certificate of deposits grew $165.1 million. Time deposits $100,000 and over, increased $214.7 million compared to December 31, 2012 due to deposit promotions and the addition of the CDARS deposit program.

The components of deposits were as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Demand, non-interest bearing	$265,842	$219,687
Demand, interest bearing	1,139,631	1,020,946
Savings	25,223	20,299
Time, $100,000 and over	923,159	708,487
Time, other	421,856	471,399

Total deposits	$2,775,711	$2,440,818

Capital Adequacy

Shareholders’ equity increased by $110.3 million to $379.8 million at June 30, 2013, from $269.5 million at December 31, 2012. Net income was $15.4 million for the six months ended June 30, 2013. On May 22, 2013, we raised $103.5 million in gross proceeds by issuing 6,179,104 shares of our voting common stock at a price to the public of $16.75 per share. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $97.7 million.

In addition, the recognition of stock-based compensation increased equity by $1.5 million, which increase was offset by unrealized losses on securities of $4.6 million. Lastly, 23,413 shares of Voting Common Stock were issued during the first quarter of 2013 to directors who were entitled to receive these as compensation for their service as a director of Customers Bancorp or Customers Bank, which resulted in a $252,000 increase in shareholders’ equity.

We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. During the quarter ended June 30, 2013, Customers Bancorp downstreamed $114 million in cash to Customers Bank. At June 30, 2013, we met all capital adequacy requirements to which we were subject and were well capitalized.

The capital ratios for the Bank and Customers Bancorp at June 30, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$406,314	13.32%	$244,036	8.0%	N/A	N/A
Customers Bank	$378,972	12.43%	$243,915	8.0%	$304,894	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$377,617	12.38%	$122,018	4.0%	N/A	N/A
Customers Bank	$350,275	11.49%	$121,958	4.0%	$182,937	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$377,617	11.20%	$134,895	4.0%	N/A	N/A
Customers Bank	$350,275	10.39%	$134,845	4.0%	$168,556	5.0%

As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	$205,443	8.0%	N/A	N/A
Customers Bank	$244,710	9.53%	$205,442	8.0%	$256,802	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	$102,722	4.0%	N/A	N/A
Customers Bank	$218,394	8.50%	$102,721	4.0%	$154,081	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	$112,939	4.0%	N/A	N/A
Customers Bank	$218,394	7.74%	$112,896	4.0%	$141,120	5.0%

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

Our investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock and debt issuances, deposits, principal and interest payments on loans, and other funds from operations. We also maintain borrowing arrangements with the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. At June 30, 2013, our borrowing capacity with the FHLB was $792.4 million of which $110.0 million was utilized in long-term borrowings. Furthermore, at June 30, 2013, our available borrowing capacity with the Federal Reserve Bank of Philadelphia was $82.7 million.

Net cash flows provided by operating activities were $36.7 million for the six months ended June 30, 2013. Proceeds of loans held for sale in excess of the origination of loans held for sale contributed $22.2 million to cash flows provided by operating activities. Investing activities used net cash flows of $598.6 million for the six months ended June 30, 2013, as purchases less proceeds from maturities, calls and principal repayments of investment securities used $60.5 million. The net increase in loans in the amount of $377.6 million as well as the purchase of the Flagstar loans of $155.3 million used cash of $532.9 million. An additional purchase of bank-owned life insurance in the amount of $10 million during the first quarter ended March 31, 2013 also contributed to the total cash used in investing activities on a six-month year-to-date basis.

A $334.9 million net increase in deposits combined with an increase in both short-term borrowed funds and FHLB borrowings in the amounts of $99.0 million and $50.0 million, respectively, provided support for operating activities.

On May 22, 2013, we raised $103.5 million in gross proceeds by issuing 6,179,104 shares of our voting common stock at a price to the public of $16.75 per share. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $97.7 million and were used for general corporate purposes.

Ultimately, the net result was an increase in cash and cash equivalents of $19.7 million for the six months ended June 30, 2013 as compared to an increase of $48.5 for the same period ended June 30, 2012.

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

On September 12, 2010, the Basel Committee on Banking Supervision announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III narrows the definition of capital, introduces requirements for minimum Tier 1 common capital, increases requirements for minimum Tier 1 capital and total risk-based capital, and changes risk-weighting methodologies. Basel III is scheduled to be phased in over time until fully phased in by January 1, 2019. On July 2, 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which are currently scheduled to become effective on January 1, 2015 for community banks, could increase the required amount of regulatory capital that we must hold and lead to limitations on the dividend payments to us by Customers Bank. We are evaluating the impact of the new capital requirements on our business.

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

At June 30, 2013, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2012 Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2013.

During the quarter ended June 30, 2013, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Except as described below, neither Customers Bancorp nor any of its subsidiaries is involved in, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their business.

On August 7, 2013, we received a letter from the Federal Reserve Bank of Philadelphia (Reserve Bank) of its determination, in connection with its consumer compliance and Community Reinvestment Act examinations of the Bank, to make a referral to the Department of Justice. The Reserve Bank has informed us that it has made the referral based on its contention that the Bank has not complied with certain provisions of the Equal Credit Opportunity Act, Fair Housing Act and Regulation B with regard to portions of the City of Philadelphia. As of the date hereof, we have not received any communication from the Department of Justice with respect to this matter. We believe that the Bank has complied with these laws and regulations. We intend to cooperate fully with the Department of Justice if and when any review regarding this matter is commenced.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2012 Form 10-K and below. The risks described herein and in the 2012 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules on U.S. banks is uncertain.

On September 12, 2010, the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III narrows the definition of capital, introduces requirements for minimum Tier 1 common capital, increases requirements for minimum Tier 1 capital and total risk-based capital, and changes risk-weighting methodologies. Basel III is scheduled to be phased in over time until fully phased in by January 1, 2019.

On July 2, 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which are currently scheduled to become effective on January 1, 2015 for community banks, could increase the required amount of regulatory capital that we must hold and lead to limitations on the dividend payments to us by Customers Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Customers Bancorp, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, we are evaluating the new rules and their effect on us and our bank subsidiaries.

We may suffer losses due to minority investments in other financial institutions or related companies.

From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our previously announced, contemplated investment in Religare Enterprises Limited (or Religare), which is a diversified financial services company and is applying for a banking license in India, represents such an investment. Our investment in Religare securities is subject to approval by India’s Foreign Investment Promotion Board and may be subject to our regulators, including the Federal Reserve, and if Religare obtains a banking license, we also may be required to obtain approval to hold 5% or more of Religare’s common stock. There is no assurance of the timing or Religare’s ability to obtain a banking license in India, which is important to our anticipated investment and cross-referral strategy and the results of this strategy, cannot be predicted. Our investment in Religare common stock is not conditioned on Religare receiving a banking license in India. Our alliance and referrals to and from Religare are yet to be defined, and our levels of new business derived from such referrals cannot be predicted. These and other factors may result in lower-than-expected returns, or a loss, on our investment in Religare. We do not expect to receive any dividends on our investment in Religare securities. In addition, our investment in Religare may not have the market liquidity needed to realize a gain or avoid losses on our investment and any dispositions of our Religare common stock or warrants may be limited or delayed by market conditions or the need for regulatory or other approvals in India, and the value of our investment will be subject to fluctuations in the currency exchange rates between the Indian rupee and the United States dollar. The warrants we have agreed to purchase will be subject to mandatory exercise within 18 months of issuance. We cannot be assured that the mandatory exercise of the warrants will be in our best interest and while the warrants are expected to be listed on an India securities exchange, we may not be able to find a purchaser for the warrants prior to the mandatory exercise deadline. In addition, our upfront payment of $7 million for the warrants is non-refundable and unless the warrants are exercised or sold timely, we could lose this entire amount. The definitive terms of the Religare transactions and relationships are being negotiated, and the currently contemplated terms and conditions may change.

We will be required to hold capital for United States bank regulatory purposes to support our investment in Religare securities.

Under the newly adopted U.S. capital adequacy rules, which are currently scheduled to be effective as of January 1, 2015, we will have to hold risk based capital based on the amount of Religare common stock we own. The impact of the final capital adequacy rules is still being evaluated. Depending upon the implementation of the final U.S. capital adequacy rules, these investments, to the extent still held, will be risk weighted within a range of 100% to 400% of the amount of the investment. Any capital that is required to be used to support our Religare investment will not be available to support our United States operations or Customers Bank, if needed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2013, the Bancorp completed an underwritten public offering of its voting common stock under its shelf registration statement on Form S-3 (Registration Statement No. 333-188040) which was declared effective by the SEC on April 30, 2013, including the prospectus contained therein, and the preliminary prospectus supplement dated May 9, 2013 and final prospectus supplement dated May 15, 2013.

In the offering, the Bancorp registered and issued 6,179,104 shares of its voting common stock, including 805,970 shares as a result of the exercise of an underwriters’ over-allotment option, at a price to the public of $16.75 per share, resulting in gross proceeds of $103.5 million. FBR Capital Markets & Co., Sterne, Agee & Leach, Inc., and Boenning & Scattergood, Inc. acted as the underwriters for the offering.

The net proceeds to the Bancorp after deducting underwriting discounts and commissions and estimated offering expenses were approximately $97.7 million. Underwriting discounts and commissions equaled $5.2 million, and a reasonable estimate of the total expenses of the offering, excluding underwriting discounts and commissions, was approximately $2.0 million, which includes $1.4 million in share-based compensation expense (that will be recognized over the five-year vesting period) relating to options to purchase an aggregate of 617,910 and 92,687 shares of voting common stock, representing 10% and 1.5% of the number of shares issued in the May 2013 offering of voting common stock, that were granted to the Chief Executive Officer and the Chief Operating Officer in connection with the completion of the offering pursuant to their existing employment agreements, respectively.

As of June 30, 2013, the Bancorp had invested $75.0 million of the net proceeds in its wholly owned subsidiary, Customers Bank, and deposited the remaining $22.7 million in a non-interest-bearing account at Customers Bank.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of May 15, 2013, by and among Customers Bancorp, Inc., Customers Bank and FBR Capital Markets & Co., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on May 16, 2013

1.2	Underwriting Agreement, dated as of July 24, 2013, by and among Customers Bancorp, Inc., Customers Bank and Janney Montgomery Scott LLC, as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on July 26, 2013

2.1	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, issued July 30, 2013, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

10.1	Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

August 9, 2013	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

August 9, 2013	By:	/s/ James D. Hogan
	Name:	James D. Hogan
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

1.1	Underwriting Agreement, dated as of May 15, 2013, by and among Customers Bancorp, Inc., Customers Bank and FBR Capital Markets & Co., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on May 16, 2013

1.2	Underwriting Agreement, dated as of July 24, 2013, by and among Customers Bancorp, Inc., Customers Bank and Janney Montgomery Scott LLC, as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on July 26, 2013

2.1	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, issued July 30, 2013, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

10.1	Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.