Form 10-Q
period 2013-09-30
Customers Bancorp, Inc.
filed 2013-11-07
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

On November 5, 2013, 23,674,168 shares of Voting Common Stock and 1,019,755 shares of Class B Non-Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Customers Bancorp, Inc.

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	55

PART II

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

SIGNATURES		58

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — UNAUDITED

(dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$88,332	$12,908
Interest earning deposits	167,321	173,108

Cash and cash equivalents	255,653	186,016
Investment securities available for sale, at fair value	497,566	129,093
Loans held for sale (including $840,425 and $1,248,935 of mortgage warehouse loans at fair value at September 30, 2013 and December 31, 2012, respectively)	917,939	1,439,889

Loans receivable not covered under Loss Sharing Agreements with the FDIC	2,018,532	1,216,941
Loans receivable covered under Loss Sharing Agreements with the FDIC	81,255	107,526
Less: Allowance for loan losses	(26,800)	(25,837)

Total loans receivable, net (excluding loans held for sale)	2,072,987	1,298,630
FHLB, Federal Reserve Bank, and other stock	19,113	30,163
FDIC loss sharing receivable	11,038	12,343
Bank premises and equipment, net	11,055	9,672
Bank-owned life insurance	85,991	56,191
Other real estate owned (2013 $7,839; 2012 $4,109 covered under Loss Sharing Agreements with the FDIC)	13,601	8,114
Goodwill and other intangibles	3,680	3,689
Accrued interest receivable and other assets	36,489	27,434

Total assets	$3,925,112	$3,201,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$671,211	$219,687
Interest bearing	2,572,101	2,221,131

Total deposits	3,243,312	2,440,818
Federal funds purchased	0	5,000
Other borrowings	235,250	471,000
Subordinated debt	2,000	2,000
Accrued interest payable and other liabilities	55,665	12,941

Total liabilities	3,536,227	2,931,759

Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized; none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 24,741,542 shares issued and 24,693,923 outstanding at September 30, 2013 and 18,507,121 shares issued and 18,459,502 outstanding at December 31, 2012	24,742	18,507
Additional paid in capital	306,183	212,090
Retained earnings	61,997	38,314
Accumulated other comprehensive (loss) income	(3,537)	1,064
Less: cost of treasury stock; 47,619 shares at September 30, 2013 and December 31, 2012	(500)	(500)

Total shareholders’ equity	388,885	269,475

Total liabilities and shareholders’ equity	$3,925,112	$3,201,234

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans held for sale	$9,495	$1,622	$31,536	$4,113
Loans receivable, taxable, including fees	22,363	25,368	57,489	55,850
Loans receivable, non-taxable, including fees	122	55	291	110
Investment securities, taxable	1,423	805	3,334	5,936
Investment securities, non-taxable	0	21	0	64
Other	148	91	370	225

Total interest income	33,551	27,962	93,020	66,298

Interest expense:
Deposits	5,470	5,191	15,742	15,687
Federal funds purchased	20	5	99	8
Borrowed funds	1,041	194	1,609	434
Subordinated debt	16	17	49	52

Total interest expense	6,547	5,407	17,499	16,181

Net interest income	27,004	22,555	75,521	50,117
Provision for loan losses	750	10,116	6,470	14,654

Net interest income after provision for loan losses	26,254	12,439	69,051	35,463

Non-interest income
Mortgage warehouse transactional fees	3,090	3,346	10,626	8,829
Bank-owned life insurance	615	359	1,658	948
Deposit fees	198	124	487	357
Gain on sale of investment securities	0	0	0	9,006
Accretion of FDIC loss sharing receivable	0	1,296	3,722	1,951
Gain (loss) on sale of loans	(6)	(71)	402	268
Other	958	4,723	2,253	5,388

Total non-interest income	4,855	9,777	19,148	26,747

Non-interest expense
Salaries and employee benefits	8,963	5,978	24,868	17,073
Occupancy	2,289	1,709	6,309	4,937
Professional services	1,191	819	3,149	2,474
Technology, communications and bank operations	1,121	699	3,023	2,037
FDIC assessments, taxes, and regulatory fees	1,105	669	3,510	2,205
Loan workout	928	617	1,674	1,519
Advertising and promotion	450	270	973	846
Other real estate owned	401	(276)	962	539
Loss contingency	0	0	2,000	0
Stock-offering expenses	0	97	0	1,437
Other	1,899	1,424	5,254	4,140

Total non-interest expense	18,347	12,006	51,722	37,207

Income before income tax expense	12,762	10,210	36,477	25,003
Income tax expense	4,494	3,574	12,794	8,751

Net income	$8,268	$6,636	$23,683	$16,252

Basic earnings per share	$0.34	$0.53	$1.10	$1.39
Diluted earnings per share	0.33	0.51	1.07	1.35

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$8,268	$6,636	$23,683	$16,252

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(10)	1,597	(7,079)	2,226
Income tax effect	3	(559)	2,478	(779)
Unrealized holding gain on securities transferred from the held-to-maturity category into the available-for-sale category	0	0	0	8,509
Income tax effect	0	0	0	(2,978)
Reclassification adjustment for gains included in net income	0	0	0	(9,006)
Income tax effect	0	0	0	3,152

Other comprehensive income (loss), net of tax	(7)	1,038	(4,601)	1,124

Comprehensive income	$8,261	$7,674	$19,082	$17,376

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2013 and 2012
	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2012	11,347,683	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Comprehensive income				16,252	1,124		17,376
Share-based-compensation expense			1,616				1,616
Common stock issued, net of costs	7,111,819	7,112	87,650				94,762

Balance, September 30, 2012	18,459,502	$18,507	$211,868	$30,748	$879	$(500)	$261,502

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollars in thousands)
Balance, January 1, 2013	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Comprehensive income				23,683	(4,601)		19,082
Share-based-compensation expense			2,461				2,461
Public offering of common stock, net of costs of $5,994	6,179,104	6,179	91,328				97,507
Exercise and redemption of warrants	31,904	32	76				108
Issuance of common stock under share-based-compensation arrangements	23,413	24	228				252

Balance, September 30, 2013	24,693,923	$24,742	$306,183	$61,997	$(3,537)	$(500)	$388,885

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(dollars in thousands)

Nine Months Ended September 30,	2013	2012
Cash Flows from Operating Activities
Net income	$23,683	$16,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	6,470	14,654
Loss contingency	2,000	0
Provision for depreciation and amortization	2,115	1,447
Stock-based compensation	2,461	1,616
Deferred taxes	(5)	(1,112)
Net amortization of investment securities premiums and discounts	368	2,897
Gain on sale of investment securities	0	(9,006)
Gain on sale of SBA loans	(402)	(268)
Origination/purchase of loans held for sale	(17,177,835)	(7,305,339)
Proceeds from the sale of loans held for sale	17,697,088	6,292,453
Net increase in FDIC loss sharing receivable	(5,054)	(4,537)
Amortization (accretion) of fair value discounts	(724)	(277)
Net loss on sales of other real estate owned	254	985
Impairment charges on other real estate owned	161	468
Change in investment in bank-owned life insurance	(1,658)	(1,035)
Increase in accrued interest receivable and other assets	(3,888)	(1,081)
Increase (decrease) in accrued interest payable and other liabilities	42,976	(2,190)

Net Cash Provided by (Used In) Operating Activities	588,010	(994,073)

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	14,816	26,488
Proceeds from sales of investment securities available for sale	0	306,610
Purchases of investment securities available for sale	(390,735)	(108,249)
Proceeds from maturities and principal repayments of investment securities held to maturity	0	50,968
Net (increase) decrease in loans	(638,992)	302,275
Purchase of loan portfolio	(155,306)	(63,246)
Proceeds from sales of SBA loans	4,276	3,689
Purchases of bank-owned life insurance	(27,965)	(10,000)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other stock	11,050	(763)
Reimbursements from the FDIC on loss sharing agreements	6,134	5,308
Purchases of bank premises and equipment	(2,740)	(2,343)
Proceeds from sales of other real estate owned	4,582	7,383

Net Cash (Used In) Provided by Investing Activities	(1,174,880)	518,120

Cash Flows from Financing Activities
Net increase in deposits	802,556	765,131
Net decrease in short-term borrowed funds	(339,000)	(300,000)
Proceeds from FHLB borrowings	35,000	0
Exercise and redemption of warrants	108	0
Proceeds from issuance of long-term debt, net of deferred costs of $2,914 at September 30, 2013	60,336	0
Net proceeds from stock offering	97,507	94,762

Net Cash Provided by Financing Activities	656,507	559,893

Net Increase in Cash and Cash Equivalents	69,637	83,940
Cash and Cash Equivalents - Beginning	186,016	73,570

Cash and Cash Equivalents - Ending	$255,653	$157,510

Supplementary Cash Flows Information
Interest paid	$17,268	$16,257
Income taxes paid	7,743	12,625
Non-cash items:
Transfer of loans to other real estate owned	$10,259	$8,293
Transfer of held to maturity investments to available for sale	0	268,671

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary Customers Bank (the “Bank”). In the third quarter of 2013, Customers Bancorp also has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

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

Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The Bancorp evaluated its September 30, 2013 consolidated financial statements for subsequent events through the date the financial statements were issued. The Bancorp is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

NOTE 2 — ACQUISITION ACTIVITY

CMS Bancorp Acquisition

Effective April 22, 2013, the Bancorp entered into an Amendment to the Agreement and Plan of Merger (“Amendment”) to that certain Agreement and Plan of Merger, dated as of August 10, 2012 (“Merger Agreement”), by and between the Bancorp and CMS Bancorp, Inc. (“CMS”).

The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of CMS with and into the Bancorp pursuant to the Merger Agreement, as amended, has not closed, either the Bancorp or CMS may terminate the Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances.

The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed until settlement, using the multiples of 0.95x for CMS common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

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

On May 22, 2013, the Bancorp purchased $1.5 million (1,500 shares) of CMS Series A Noncumulative Perpetual Preferred Stock, satisfying the first obligation listed above. On April 23, 2013, the Bancorp paid to CMS $300,000, satisfying the second obligation listed above. The third obligation has not been triggered at this time.

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

New England Commercial Lending Acquisition

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million was drawn at the date of acquisition. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Purchased Loans

The Bancorp believes that the varying circumstances under which it purchases loans and the diverse quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be purchased-credit-impaired loans (“PCI” loans). Therefore, loan acquisitions are and will be evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are and will be accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are and will be accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

The fair value of loans with evidence of credit deterioration is recorded net of a nonaccretable difference and accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.

Purchased-credit-impaired loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, the Bank re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on purchased-credit-impaired loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as non-accrual loans; however, when the timing and amounts of expected cash flows for purchased-credit-impaired loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans.

Recently Issued Accounting Standards

In January, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with relevant accounting guidance or subject to an enforceable master netting arrangement or similar agreement. The guidance in this ASU was effective for the first interim or annual period beginning on or after January 1, 2013 (the same effective date for ASU 2011-11) and is to be applied retrospectively. See “NOTE 15 — DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES” for the required disclosures.

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

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (a)

	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Total
	(dollars in thousands)
Beginning Balance - July 1, 2013	$(3,530)	$0	$(3,530)

Other comprehensive loss before reclassifications	(8)	1	(7)
Amounts reclassified from accumulated other comprehensive loss	0	0	0

Net current-period other comprehensive (loss) income	(8)	1	(7)

Ending balance - September 30, 2013	$(3,538)	$1	$(3,537)

	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning Balance - January 1, 2013	$1,064	$0	$1,064

Other comprehensive loss before reclassifications	(4,602)	1	(4,601)
Amounts reclassified from accumulated other comprehensive loss	0	0	0

Net current-period other comprehensive (loss) income	(4,602)	1	(4,601)

Ending balance - September 30, 2013	$(3,538)	$1	$(3,537)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

NOTE 5 — EARNINGS PER SHARE

The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Net income allocated to common shareholders	$8,268	$6,636	$23,683	$16,252

Weighted-average number of common shares - basic	24,678,317	12,465,744	21,494,880	11,723,090
Share-based compensation plans	475,987	310, 845	383,326	231,674
Warrants	182,898	134,926	175,999	112,265

Weighted-average number of common shares - diluted	25,337,202	12,911,515	22,054,205	12,067,029

Basic earnings per share	$0.34	$0.53	$1.10	$1.39

Diluted earnings per share	$0.33	$0.51	$1.07	$1.35

The following is a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average anti-dilutive securities:
Share-based compensation awards	92,245	6,592	87,129	6,592
Warrants	118,745	129,946	118,745	129,946

Total anti-dilutive securities	210,990	136,538	205,874	136,538

NOTE 6 — INVESTMENT SECURITIES

In May 2012, Customers Bancorp reclassified its $269.0 million held-to-maturity investment portfolio to available for sale. Due to its strong outlook for loan growth, falling interest rates, and its decision to postpone its initial public offering of stock, the Bancorp decided to proceed with this reclassification to provide liquidity. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years, ending May 2014.

The amortized cost and approximate fair value of investment securities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$454,933	$1,410	$6,822	$449,521
Corporate notes	25,000	163	23	25,140
Equity securities	23,074	81	250	22,905

	$503,007	$1,654	$7,095	$497,566

(1)	Includes private-label securities with an aggregate amortized cost of $521 and an aggregate fair value of $513.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$102,449	$1,795	$109	$104,135
Corporate notes	25,000	89	137	24,952
Equity securities	6	0	0	6

	$127,455	$1,884	$246	$129,093

(1)	Includes private-label securities with an aggregate amortized cost of $629 and an aggregate fair value of $612.

The following table shows proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Proceeds from sale of available-for-sale securities	$0	$0	$0	$306,610

Gross gains	$0	$0	$0	$9,006
Gross losses	0	0	0	0

Net gains	$0	$0	$0	$9,006

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

The following table shows available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	September 30, 2013
	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$0	$0
Due after one year through five years	25,000	25,140
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	454,933	449,521

Total debt securities	$479,933	$474,661

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$129,120	$6,811	$309	$11	$129,429	$6,822
Corporate notes	4,980	20	4,997	3	9,977	23
Equity securities	22,068	250	0	0	22,068	250

Total	$156,168	$7,081	$5,306	$14	$161,474	$7,095

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities	$5,695	$87	$429	$22	6,124	$109
Corporate notes	0	0	9,862	137	9,862	137

Total	$5,695	$87	$10,291	$159	$15,986	$246

At September 30, 2013, there were twenty available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2012, there were two available-for-sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. In management’s opinion, the unrealized losses reflect primarily changes in interest rates due to changes in economic conditions and the liquidity of the market, and not credit quality. In addition, the Bancorp does not believe that it will be more likely than not that the Bancorp will be required to sell the securities prior to maturity or market-price recovery.

During June 2012, five corporate bonds in the Bancorp’s portfolio were downgraded to ratings of A to A-. These downgrades were anticipated since these bonds were placed on negative watch in February 2012. The Bancorp analyzed these bonds in more detail at the time of downgrade. The Bancorp does not intend to sell these debt securities prior to recovery, and it is more likely than not that the Bancorp will not have to sell these debt securities prior to recovery. These bonds continue to pay their scheduled interest payments on time. No additional downgrades are anticipated at this time. The holdings are all in the financial services industry and all issuers are well capitalized.

At September 30, 2013 and December 31, 2012, Customers Bank had pledged investment securities aggregating $329.8 million and $103.5 million fair value, respectively, as collateral for borrowings from the FHLB. No amounts were outstanding against the securities pledged as collateral as of September 30, 2013.

During the third quarter of 2013, Customers Bancorp through its foreign subsidiaries, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., purchased 4.1 million in common shares of Religare Enterprises, Ltd., a diversified financial services company domiciled in India. The total investment as of September 30, 2013 is $23.1 million, 2.8% of the current outstanding shares of Religare Enterprises, Inc.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable excludes loans held for sale, largely mortgage warehouse loans, of $917,939 and $1,439,889 as of September 30, 2013 and December 31, 2012, respectively.

The composition of net loans receivable was as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Construction	$22,192	$27,792
Commercial real estate	29,623	44,901
Commercial and industrial	6,826	11,153
Residential real estate	19,233	19,952
Manufactured housing	3,381	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	81,255	107,526

Construction	34,674	28,897
Commercial real estate	1,490,930	835,488
Commercial and industrial	213,794	75,118
Mortgage warehouse	1,006	9,565
Manufactured housing	142,677	154,703
Residential real estate	133,503	109,430
Consumer	1,889	2,061

Total loans receivable not covered under FDIC loss sharing agreements	2,018,473	1,215,262

Total loans receivable (2)	2,099,728	1,322,788
Deferred (fees) costs, net	59	1,679
Allowance for loan losses	(26,800)	(25,837)

Loans receivable, net	$2,072,987	$1,298,630

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.
(2)	Customers Bank takes advantage of Federal Home Loan Bank (“FHLB”) programs for overnight and term borrowings. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first-mortgage loans.

Non-Covered Nonaccrual Loans and Loans Past Due

The following tables summarize non-covered loans, by class:

	September 30, 2013
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$0	$0	$0	$221	$211,404	$2,169	$213,794
Commercial real estate	0	0	0	10,625	1,442,061	38,244	1,490,930
Construction	0	0	0	2,050	31,683	941	34,674
Residential real estate	400	0	400	945	121,550	10,608	133,503
Consumer	0	0	0	0	1,469	420	1,889
Mortgage warehouse	0	0	0	0	1,006	0	1,006
Manufactured housing (3)	6,311	3,095	9,406	1,101	126,981	5,189	142,677

Total	$6,711	$3,095	$9,806	$14,942	$1,936,154	$57,571	$2,018,473

	December 31, 2012
	30-89 Days Past Due (1)	Greater Than 90 Days (1)	Total Past Due (1)	Non- Accrual	Current (2)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$38	$0	$38	$288	$72,715	$2,077	$75,118
Commercial real estate	1,437	0	1,437	17,770	770,508	45,773	835,488
Construction	0	0	0	2,423	25,022	1,452	28,897
Residential real estate	381	0	381	1,669	95,396	11,984	109,430
Consumer	0	0	0	56	1,486	519	2,061
Mortgage warehouse	0	0	0	0	9,565	0	9,565
Manufactured housing (3)	9,234	1,966	11,200	141	135,924	7,438	154,703

Total	$11,090	$1,966	$13,056	$22,347	$1,110,616	$69,243	$1,215,262

(1)	Loan balances do not include non-accrual loans.
(2)	Loans where payments are due within 29 days of the scheduled payment date.
(3)	Purchased manufactured housing loans, purchased in 2010, are subject to cash reserves held at the Bank that are used to fund the past-due payments when the loan becomes 90-days or more delinquent.
(4)	Loans exclude deferred costs and fees.
(5)	Purchased-credit-impaired loans that were aggregated into pools are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans.

Covered Nonaccrual Loans and Loans Past Due

The following tables summarize covered loans, by class:

	September 30, 2013
	30-89 Days Past Due (1)	Greater Than 90 Days Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)(3)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$0	$0	$0	$0	$4,394	$2,432	$6,826
Commercial real estate	0	0	0	1,821	17,413	10,389	29,623
Construction	0	0	0	3,382	5,920	12,890	22,192
Residential real estate	0	0	0	564	14,328	4,341	19,233
Manufactured housing	86	0	86	21	3,138	136	3,381

Total	$86	$0	$86	$5,788	$45,193	$30,188	$81,255

	December 31, 2012
	30-89 Days Past Due (1)	Greater Than 90 Days Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)(3)	PCI Loans (5)	Total Loans (4)
	(dollars in thousands)
Commercial and industrial	$220	$0	$220	$100	$8,404	$2,429	$11,153
Commercial real estate	0	0	0	3,712	20,859	20,330	44,901
Construction	0	0	0	5,244	6,472	16,076	27,792
Residential real estate	0	0	0	1,358	14,226	4,368	19,952
Manufactured housing	48	0	48	90	3,527	63	3,728

Total	$268	$0	$268	$10,504	$53,488	$43,266	$107,526

(1)	Loans balances do not include nonaccrual loans.
(2)	Loans receivable that were not identified upon acquisition as a loan with credit deterioration.
(3)	Loans where payments are due within 29 days of the scheduled payment date.
(4)	Loans exclude deferred costs and fees.
(5)	Purchased-credit-impaired loans that were aggregated into pools are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because we recognize interest income on each pool of loans, they are all considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and being reported as performing loans.

Impaired Loans — Covered and Non-Covered

The following table presents a summary of impaired loans:

	September 30, 2013			For the Nine Months Ended September 30, 2013
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$16,829	$16,891		$6,697	$362
Commercial real estate	16,223	17,075		23,271	548
Construction	2,830	4,100		6,545	14
Consumer	21	21		133	0
Residential real estate	2,827	2,827		2,791	36
With an allowance recorded:
Commercial and industrial	3,333	4,603	$961	1,192	157
Commercial real estate	6,687	7,637	2,233	7,919	169
Construction	1,148	1,148	368	5,544	46
Consumer	54	54	1	46	4
Residential real estate	378	378	187	953	2

Total	$50,330	$54,734	$3,750	$55,091	$1,338

	December 31, 2012			For the Nine Months Ended September 30, 2012
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,844	$3,844		$5,191	$160
Commercial real estate	26,626	27,477		22,205	748
Construction	6,588	6,618		7,627	19
Consumer	101	101		105	3
Residential real estate	3,188	3,188		2,382	55
With an allowance recorded:
Commercial and industrial	374	374	$295	748	9
Commercial real estate	8,708	10,022	2,505	9,071	205
Construction	5,116	6,022	1,541	6,903	154
Consumer	100	100	14	29	4
Residential real estate	1,331	1,331	270	967	13

Total	$55,976	$59,077	$4,625	$55,228	$1,370

Troubled Debt Restructurings

At September 30, 2013, there were $6.9 million in loans reported as troubled debt restructurings (“TDR”), and at September 30, 2012, there were $8.2 million in loans reported as troubled debt restructurings. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least nine months. A loan that has been modified at a below-market rate will be returned to performing status if it satisfies the six-month performance requirement; however, it will remain classified as impaired.

Modification of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not TDRs.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2013 and 2012. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(dollars in thousands)
Three months ended September 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	12	12

Total	$0	$12	$12

Nine months ended September 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	93	1,179	1,272

Total	$93	$1,179	$1,272

Three months ended September 30, 2012
Extended under forbearance	$0	$471	$471
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	61	61

Total	$0	$532	$532

Nine months ended September 30, 2012
Extended under forbearance	$0	$471	$471
Multiple extensions resulting from financial difficulty	47	0	47
Interest-rate reductions	268	61	329

Total	$315	$532	$847

The following table provides, by class, the number of loans modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three and nine months ended September 30, 2013 and 2012.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Three months ended September 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	1	12
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	0	$0	1	$12

Nine months ended September 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	2	60	11	1,179
Residential real estate	0	0	0	0
Consumer	1	33	0	0

Total	3	$93	11	$1,179

Three months ended September 30, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	1	61
Residential real estate	0	0	2	141
Consumer	0	0	1	330

Total	0	$0	4	$532

Nine months ended September 30, 2012
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	6	315	1	61
Residential real estate	0	0	2	141
Consumer	0	0	1	330

Total	6	$315	4	$532

At September 30, 2013 and 2012, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There was $0 in specific reserves resulting from the addition of TDR modifications for both the three and nine months ended September 30, 2013 and 2012. There were no TDRs that defaulted in the three and nine month periods ended September 30, 2013 and 2012.

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

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio, and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory, special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment and estimates, the risk rating process is intended to permit management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

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

When it is determined that these loans are uncollectible they are charged off in the period in which they are determined to be uncollectible. Loans, or portions of loans, classified as loss indicate that the Bank does not expect to collect the amounts classified as a loss.

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends and are classified as performing and nonperforming.

The following presents the credit quality tables as of September 30, 2013 and December 31, 2012 for the non-covered loan portfolio:

	September 30, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$200,651	$1,460,484	$32,499	$130,504
Special Mention	12,861	16,200	88	1,380
Substandard	282	14,246	2,087	1,619
Doubtful	0	0	0	0

Total	$213,794	$1,490,930	$34,674	$133,503

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$1,889	$1,006	$141,576
Nonperforming (1)	0	0	1,101

Total	$1,889	$1,006	$142,677

(1)	Includes loans that are on nonaccrual status at September 30, 2013.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$70,955	$794,187	$26,020	$105,490
Special Mention	3,836	18,737	454	1,017
Substandard	327	21,801	1,971	2,919
Doubtful	0	763	452	4

Total	$75,118	$835,488	$28,897	$109,430

	Consumer	Mortgage Warehouse	Manufactured Housing
	(dollars in thousands)
Performing	$2,005	$9,565	$154,562
Nonperforming (1)	56	0	141

Total	$2,061	$9,565	$154,703

(1)	Includes loans that are on nonaccrual status at December 31, 2012.

The following presents the credit quality tables as of September 30, 2013 and December 31, 2012 for the covered loan portfolio:

	September 30, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$4,730	$17,920	$1,972	$14,245
Special Mention	119	3,020	3,949	455
Substandard	1,977	8,683	16,271	4,533
Doubtful	0	0	0	0

Total	$6,826	$29,623	$22,192	$19,233

Manufactured Housing
(dollars in thousands)
Performing	$3,274
Nonperforming (1)	107

Total	$3,381

(1)	Includes loans that are on nonaccrual status at September 30, 2013.

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(dollars in thousands)
Pass/Satisfactory	$8,888	$26,195	$2,434	$14,021
Special Mention	51	225	4,038	455
Substandard	2,214	18,481	21,320	5,476
Doubtful	0	0	0	0

Total	$11,153	$44,901	$27,792	$19,952

Manufactured Housing
(dollars in thousands)
Performing	$3,638
Nonperforming (1)	90

Total	$3,728

(1)	Includes loans that are on nonaccrual status at December 31, 2012.

Allowance for loan losses

The changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 and the loans and allowance for loan losses by loan segment based on impairment evaluation method are as follows. Please read in conjunction with disclosures in the Bancorp’s 2012 Annual Report on Form 10-K.

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing (1)	Consumer	Mortgage Warehouse	Residual Reserve	Total
	(dollars in thousands)
Three months ended September 30, 2013

Beginning Balance, July 1, 2013	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142
Charge-offs	1,311	851	0	116	0	16	0	0	2,294
Recoveries	16	186	0	0	0	0	0	0	202
Provision for loan losses	2,029	(349)	(1,163)	(216)	1	13	(14)	449	750

Ending Balance, September 30, 2013	$3,219	$15,671	$3,154	$3,220	$679	$103	$42	$712	$26,800

Nine months ended September 30, 2013

Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	1,407	2,742	1,470	315	0	16	0	0	5,950
Recoveries	181	246	0	7	0	9	0	0	443
Provision for loan losses	2,968	2,728	633	295	(71)	(44)	(29)	(10)	6,470

Ending Balance, September 30, 2013	$3,219	$15,671	$3,154	$3,220	$679	$103	$42	$712	$26,800

At September 30, 2013

Loans:
Individually evaluated for impairment	$20,162	$22,910	$3,978	$3,205	$0	$75	$0	$0	$50,330
Collectively evaluated for impairment	195,857	1,449,009	39,058	134,582	140,869	1,258	1,006	0	1,961,639
Loans acquired with credit deterioration	4,601	48,634	13,830	14,949	5,189	556	0	0	87,759
Market discounts/premiums/valuation adjustments									59

									$2,099,787

Allowance for loan losses:
Individually evaluated for impairment	$961	$2,233	$368	$187	$0	$1	$0	$0	$3,750
Collectively evaluated for impairment	1,991	8,315	241	1,115	80	40	42	712	12,536
Loans acquired with credit deterioration	267	5,123	2,545	1,918	599	62	0	0	10,514

	$3,219	$15,671	$3,154	$3,220	$679	$103	$42	$712	$26,800

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing (1)	Consumer	Mortgage Warehouse	Residual Reserve	Total
	(dollars in thousands)
Three months ended September 30, 2012

Beginning Balance, July 1, 2012	$1,503	$8,266	$4,352	$1,080	$40	$75	$802	$0	$16,118
Charge-offs	266	283	475	365	0	27	0	0	1,416
Recoveries	98	33	3	0	0	22	0	0	156
Provision for loan losses	387	5,923	1,139	2,262	858	279	(732)	0	10,116

Ending Balance, September 30, 2012	$1,722	$13,939	$5,019	$2,977	$898	$349	$70	$0	$24,974

Nine months ended September 30, 2012

Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032
Charge-offs	300	1,426	2,666	565	0	37	0	0	4,994
Recoveries	164	83	3	5	0	27	0	0	282
Provision for loan losses	417	8,253	3,026	2,693	880	298	(859)	(54)	14,654

Ending Balance, September 30, 2012	$1,722	$13,939	$5,019	$2,977	$898	$349	$70	$0	$24,974

At September 30, 2012

Loans:
Individually evaluated for impairment	$4,558	$37,250	$13,169	$4,540	$0	$273	$0	$0	$59,790
Collectively evaluated for impairment	79,448	543,772	11,056	100,751	150,876	11,356	9,321	0	906,580
Loans acquired with credit deterioration	5,774	70,915	18,904	15,819	13,113	2,125	0	0	126,650
Market discounts/premiums/valuation adjustments									(5,921)

									$1,087,099

Allowance for loan losses:
Individually evaluated for impairment	$349	$2,787	$2,450	$250	$0	$3	$0	$0	$5,839
Collectively evaluated for impairment	877	5,379	262	878	757	93	70	0	8,316
Loans acquired with credit deterioration	496	5,773	2,307	1,849	141	253	0	0	10,819

	$1,722	$13,939	$5,019	$2,977	$898	$349	$70	$0	$24,974

(1)	The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At September 30, 2013 and 2012, funds available for reimbursement, if necessary, were $2.9 million and $4.1 million, respectively. Quarterly, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months Ended September 30,	2013	2012
	(dollars in thousands)
Accretable yield balance, beginning of period	$27,649	$43,230
Accretion to interest income	(1,362)	(7,384)
Reclassification from nonaccretable difference and disposals, net	(754)	(147)

Accretable yield balance, end of period	$25,533	$35,699

For the Nine Months Ended September 30,	2013	2012
	(dollars in thousands)
Accretable yield balance, beginning of period	$32,174	$45,358
Accretion to interest income	(5,034)	(9,443)
Reclassification from nonaccretable difference and disposals, net	(1,607)	(216)

Accretable yield balance, end of period	$25,533	$35,699

NOTE 8 — FDIC LOSS SHARING RECEIVABLE

The following table summarizes the activity related to the FDIC loss sharing receivable for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$14,169	$12,376
Change in FDIC loss sharing receivable	(125)	3,796
Reimbursement from the FDIC	(3,006)	(3,866)

Balance, end of period	$11,038	$12,306

Nine Months Ended September 30,	2013	2012
	(dollars in thousands)
Balance, beginning of period	$12,343	$13,077
Change in FDIC loss sharing receivable	4,829	4,537
Reimbursement from the FDIC	(6,134)	(5,308)

Balance, end of period	$11,038	$12,306

NOTE 9 — BORROWINGS

During July 2013 ($55.0 million) and August 2013 ($8.3 million), Customers Bancorp issued five-year senior unsecured notes aggregating $63.25 million at 6.375%. Interest on the debt is payable quarterly. Net proceeds to Customers Bancorp after issuance costs were $60.4 million.

NOTE 10 — SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2013, the Bancorp issued 23,413 shares of common stock under share-based compensation arrangements. In the third quarter of 2013, 31,904 shares of Class B Non-Voting common stock were issued upon exercise of outstanding warrants, and 3.7 million shares of Class B Non-Voting common stock were converted into 3.7 million shares of Voting common stock. In addition, warrants to purchase 17,227 shares of voting common stock and 17,227 shares of Class B Non-Voting stock were repurchased in the third quarter of 2013.

On May 22, 2013, the Bancorp sold 6,179,104 shares of new issue voting common stock at a price to the public of $16.75 per share. The net proceeds to Customers after deducting underwriting discounts and commissions and offering expenses were $97.5 million.

During the third quarter of 2012, the Bancorp sold 7,111,819 shares of its common stock in private offerings. The net proceeds to Customers after deducting underwriting discounts and commissions and offering expenses were $94.8 million.

On May 8, 2012, the Bancorp announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1.4 million were expensed.

NOTE 11 — SHARE-BASED COMPENSATION

Stock Options

Options to purchase an aggregate of 617,910 and 92,687 shares of voting common stock, representing 10% and 1.5% of the number of shares issued in the May 2013 offering of voting common stock, were granted to the Chief Executive Officer and the Chief Operating Officer in connection with the completion of the offering pursuant to their existing employment agreements, respectively. The options will vest over five years from the date of grant, subject to a 50% increase in the value of the Bancorp’s Voting Common Stock and have a term of 10 years. In addition, in matters unrelated to the May 2013 offering, options to purchase an aggregate of 70,000 shares of Voting Common Stock were granted to certain other officers. The fair values of the options were estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of an option.

	September 30, 2013	December 31, 2012
Weighted-average risk-free interest rate	1.41%	1.15%
Expected dividend yield	0.00%	0.00%
Weighted-average expected volatility	13.77%	17.47%
Expected life (in years)	7.00	6.98
Weighted-average fair value	$3.16	$3.04

The following table summarizes stock option activity for the nine months ended September 30, 2013.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding at January 1, 2013	2,003,889	$12.49
Granted	780,597	16.67
Forfeited	(5,000)	14.94

Outstanding at September 30, 2013	2,779,486	$13.66	8.16	$7,480

Vested and expected to vest at September 30, 2013	2,779,486	$13.66	8.16	$7,480
Exercisable at September 30, 2013	14,438	20.06	3.57	12

NOTE 12 — REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s consolidated financial statements. At September 30, 2013, the Bank and the Bancorp exceeded all capital adequacy requirements to which they are subject.

The Bank experienced rapid loan growth during the final days of 2012. During the standard closing process of the Bank’s December 2012 financial statements, management determined on January 30, 2013 that the rapid loan growth resulted in a reduction in the Bank’s capital ratios, causing the Bank to become adequately capitalized as of December 31, 2012. Management immediately transferred sufficient capital from the Bancorp to the Bank which returned the Bank to well-capitalized status. Sufficient cash is maintained at the Bancorp to ensure that the Bank remains well capitalized, and management remains committed to taking all steps necessary to ensure that both the Bancorp and the Bank remain well capitalized going forward. The Bank met the regulatory standards to be considered well capitalized as of September 30, 2013. Since the Bank was adequately capitalized at December 31, 2012, regulatory approval was required to accept, renew or roll over any brokered deposits. Effective January 1, 2013, the interest rate paid for deposits by institutions that are less than well capitalized was limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. This limitation on rates paid for deposits was removed effective with the Bank complying with the well capitalized thresholds, and as the Bank exceeds the well capitalized thresholds as of September 30, 2013, the Bank is not subject to any limits on interest rates paid for deposits.

The Bancorp’s and the Bank’s capital amounts and ratios at September 30, 2013 and December 31, 2012 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$413,900	13.60%	$243,500	8.0%	N/A	N/A
Customers Bank	$427,809	14.18%	$241,298	8.0%	$301,622	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$386,517	12.70%	$121,750	4.0%	N/A	N/A
Customers Bank	$400,426	13.28%	$120,649	4.0%	$180,973	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$386,517	10.63%	$145,388	4.0%	N/A	N/A
Customers Bank	$400,426	11.04%	$145,043	4.0%	$181,303	5.0%

As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	$205,443	8.0%	N/A	N/A
Customers Bank	$244,710	9.53%	$205,442	8.0%	$256,802	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	$102,722	4.0%	N/A	N/A
Customers Bank	$218,394	8.50%	$102,721	4.0%	$154,081	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	$112,939	4.0%	N/A	N/A
Customers Bank	$218,394	7.74%	$112,896	4.0%	$141,120	5.0%

NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate these assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Investment Securities:

The fair value of investment securities available for sale and held to maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are included as Level 1 and 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The carrying amount of FHLB, Federal Reserve Bank and other stock approximates fair value, and considers the limited marketability of such securities. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Loans held for sale:

The fair value of loans receivable held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by the mortgage company as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor or they have been hedged by the mortgage company. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 17 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

FDIC loss sharing receivable:

The FDIC loss sharing receivable is measured separately from the related covered assets, as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold. Fair value is estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment. These cash flows are discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Accrued interest receivable and payable:

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Deposit liabilities:

The fair values disclosed for deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. These assets are included as Level 1 and 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Federal funds purchased:

For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Borrowings:

The carrying amount of short-term FHLB borrowings approximates its fair value. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Also included in Other Borrowings is long-term senior debt the fair value of which is determined using discounted cash flow analysis. Long-term senior debit is included in Level 3. These liabilities are included as Level 2 and 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Subordinated debt:

Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Derivatives (Assets and Liabilities):

The fair values of interest rate swaps are determined using models that incorporate readily observable market data into a market standard methodology. The methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bancorp and its counterparties. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Off-balance-sheet financial instruments:

Fair values for the Bancorp’s off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The estimated fair values of the Bancorp’s financial instruments were as follows at September 30, 2013 and December 31, 2012.

			Fair Value Measurements at September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:
Cash and cash equivalents	$255,653	$255,653	$255,653	$0	$0
Investment securities, available for sale	497,566	497,566	22,905	474,661	0
Loans held for sale	917,939	917,939	0	917,939	0
Loans receivable, net	2,072,987	2,088,789	0	0	2,088,789
FHLB, Federal Reserve Bank and other stock	19,113	19,113	0	19,113	0
FDIC loss sharing receivable	11,038	11,038	0	11,038	0
Derivatives not designated as hedging instruments	1,911	1,911	0	1,911	0
Fraudulent loans receivable (1)	669	669	0	0	669
Accrued interest receivable	7,866	7,866	7,866	0	0

Liabilities:
Deposits	$3,243,312	$3,247,129	$671,211	$2,575,918	$0
Other borrowings	235,250	238,251	0	238,251	0
Subordinated debt	2,000	2,000	0	2,000	0
Derivatives not designated as hedging instruments	1,871	1,871	0	1,871	0
Accrued interest payable	1,761	1,761	1,761	0	0

(1)	Included in Other Assets

			Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:
Cash and cash equivalents	$186,016	$186,016	$186,016	$0	$0
Investment securities, available for sale	129,093	129,093	6	129,087	0
Loans held for sale	1,439,889	1,439,889	0	1,439,889	0
Loans receivable, net	1,298,630	1,307,049	0	0	1,307,049
FHLB, Federal Reserve Bank and other stock	30,163	30,163	0	30,163	0
FDIC loss sharing receivable	12,343	12,343	0	12,343	0
Accrued interest receivable	5,790	5,790	5,790	0	0

Liabilities:
Deposits	$2,440,818	$2,674,765	$219,687	$2,455,078	$0
Federal funds purchased	5,000	5,000	5,000	0	0
Other borrowings	471,000	471,432	0	471,432	0
Subordinated debt	2,000	2,000	0	2,000	0
Accrued interest payable	1,530	1,530	1,530	0	0

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

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$449,521	$0	$449,521
Corporate notes	0	25,140	0	25,140
Equity securities	22,905	0	0	22,905
Derivatives not designated as hedging instruments (1)	0	1,911	0	1,911
Mortgage warehouse loans held for sale	0	840,425	0	840,425

Total assets - recurring fair value measurements	$22,905	$1,316,997	$0	$1,339,902

Liabilities
Derivatives not designated as hedging instruments (2)	$0	$1,871	$0	$1,871

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $3,750	$0	$0	$7,850	$7,850
Other real estate owned	0	0	10,259	10,259

Total assets - nonrecurring fair value measurements	$0	$0	$18,109	$18,109

(1)	Included in Other Assets
(2)	Included in Other Liabilities

	December 31, 2012
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$104,135	$0	$104,135
Corporate notes	0	24,952	0	24,952
Equity securities	6	0	0	6
Mortgage warehouse loans held for sale	0	1,248,935	0	1,248,935

Total assets - recurring fair value measurements	$6	$1,378,022	$0	$1,378,028

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $4,625	$0	$0	$11,004	$11,004
Other real estate owned	0	0	5,737	5,737

Total assets - nonrecurring fair value measurements	$0	$0	$16,741	$16,741

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2013 and 2012 are summarized as follows.

There were no Level 3 assets or liabilities measured at fair value on a recurring basis during the three months ended September 30, 2013.

	Mortgage- backed Securities	Corporate Notes	Total
	(dollars in thousands)
Balance at July 1, 2012	$2,632	$24,203	$26,835
Total gains included in other comprehensive income (before taxes)	0	469	469
Amortization included in interest income	(29)	0	(29)
Settlements	(2,603)	0	(2,603)

Balance at September 30, 2012	$0	$24,672	$24,672

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012 are summarized as follows.

Loans Held for Sale (1)
(dollars in thousands)
Balance at January 1, 2013	$0
Transfer from Level 2 to Level 3 (1)	3,173
Recoveries	(1,463)
Sales	(1,013)
Transfer from loans held for sale to other assets (1)	(697)

Balance at September 30, 2013	$0

	Mortgage- backed Securities	Corporate Notes	Total
	(dollars in thousands)
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total gains included in other comprehensive income (before taxes)	0	455	455
Amortization included in interest income	(291)	0	(291)
Settlements	(2,603)	0	(2,603)
Purchases	0	5,000	5,000

Balance at September 30, 2012	$0	$24,672	$24,672

(1)	The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. During the first quarter of 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management transferred these loans and the related loss contingency from Level 2 to Level 3. During the second quarter of 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was resolved that the loans no longer met the definition of “a loan,” and since the Bank is pursuing restitution through the involved parties, the Bank determined this to be a receivable. As a result, the remaining aggregate of $2.7 million of loans and the related $2.0 million reserve were transferred to Other assets.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2013 on a recurring and nonrecurring basis for which the Bancorp utilized Level 3 inputs to measure fair value. The valuation techniques, unobservable inputs, and ranges (weighted average) are the same as those disclosed at December 31, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
	(dollars in thousands)
Impaired loans	$7,850	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	$10,259	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)

(1)	Obtained from independent third-parties approved appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Accounting Policy for Derivative Instruments and Hedging Activities

The Bancorp records all derivatives on the balance sheet at fair value. Currently, none of the derivatives are designated in qualifying hedging relationships. As such, all changes in fair value of the derivatives are recognized directly in earnings.

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

Derivatives Not Designated as Hedging Instruments

None of the Bancorp’s derivatives are designated in qualifying hedging relationships. The derivatives not designated as hedges are not speculative and result from a service implemented in the first quarter of 2013 that the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating rate loan to fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting market swaps are recognized directly in earnings. At September 30, 2013, the Bancorp had 16 interest rate swaps with an aggregate notional amount of $99.9 million related to this program.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet.

	Fair Value of Derivative Instruments September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swap products	Other assets	$1,911	Other liabilities	$1,871

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2013.

	Effect of Derivative Instruments on Comprehensive Income Three Months Ended September 30, 2013
	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swap products	Other non-interest income	$38

	Effect of Derivative Instruments on Comprehensive Income Nine Months Ended September 30, 2013
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swap products	Other non-interest income	$236

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

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of September 30, 2013, the termination value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $1.8 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, and at September 30, 2013 had posted $2.2 million as collateral.

NOTE 15 — DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

The following tables present derivative instruments that are subject to enforceable master netting arrangements. The Bancorp has not made a policy election to offset its derivative positions.

Offsetting of Financial Assets and Derivative Assets For the Nine Months Ended September 30, 2013
				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(dollars in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$177	$0	$177	$177	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities For the Nine Months Ended September 30, 2013
				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(dollars in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$1,746	$0	$1,746	$177	$1,569	$0

NOTE 16 — LOSS CONTINGENCY

During the first quarter of 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. During the second quarter of 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was resolved that the loans no longer met the definition of “a loan,” and since the Bank is pursuing restitution through the involved parties, the Bank determined this to be a receivable. As a result, the remaining aggregate of $2.7 million of loans and the related $2.0 million reserve were transferred to Other assets.

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

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three and nine months ended September 30, 2013. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the year ended December 31, 2012 included in Customers Bancorp’s filing on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES” to our audited financial statements for the year ended December 31, 2012 included in our 2012 Form 10-K, as supplemented by “Note 3 – Significant Accounting Policies” to our unaudited financial statements for the three and nine months ended September 30, 2013.

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

Third Quarter Events of Note

On August 17, 2013, we acquired $1 million of Religare common stock from Religare Enterprises, Ltd. (“Religare”), and on September 18, 2013 we purchased $22 million of Religare common stock from one of its promoters. Religare is a diversified financial services company in India that is applying for a banking license. Customers Bancorp is considering acquiring a warrant providing for Customers to purchase an additional 3.3 million shares of Religare Enterprises while maintaining its ownership of Religare Enterprises below 5%. Customers Bancorp would be required to fund 25% of the warrant exercise price at the time the warrant is acquired, and the balance of the purchase price upon execution of the warrant. The warrant would expire in 18 months. The warrant would be accounted for as a derivative.

Working with Religare, we also plan to establish a small group of personnel at Customers Bank that will cater to professionals from South Asia living in the United States and U.S. domiciled businesses that want to take advantage of opportunities in South East Asia. This is a rapidly growing niche in our core markets from Boston to Washington. We also expect to refer business opportunities in India to Religare and expect that Religare will refer business opportunities within the United States to us. We expect this investment and collaboration to enhance our shareholder value.

Acquisition Activity

CMS Bancorp Acquisition

Customers Bancorp entered into an Amendment to Agreement and Plan of Merger (“Amendment”) to that certain Agreement and Plan of Merger, dated as of August 10, 2012 (“Merger Agreement”), by and between the Bancorp and CMS Bancorp, Inc. (“CMS”) on April 22, 2013.

The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of CMS with and into the Bancorp pursuant to the Merger Agreement, as amended, has not closed, either the Bancorp or CMS may terminate the Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances.

The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed until settlement, using the multiples of 0.95x for CMS common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

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

On May 22, 2013, the Bancorp purchased $1.5 million (1,500 shares) of CMS Series A Noncumulative Perpetual Preferred Stock, satisfying the first obligation listed above. On April 23, 2013, the Bancorp paid to CMS $300,000, satisfying the second obligation listed above. The third obligation has not been triggered at this time.

Acacia Federal Savings Bank Acquisition

On April 4, 2013, Customers Bancorp, Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced a mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Bancorp and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party will bear its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest. All of Bancorp’s costs related to this proposed transaction have been expensed.

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

Results of Operations

Third Quarter 2013 Compared to Third Quarter 2012

Customers reported net income of $8.2 million for the three months ended September 30, 2013 compared to net income of $6.6 million for the three months ended September 30, 2012, an increase of $1.6 million or 24.6%. Diluted earnings per share were $0.33 for the three months ended September 30, 2013 and $0.51 for the three months ended September 30, 2012, a decrease of $0.18 per share or 35.0%. The decrease in diluted earnings per share was primarily the result of the inclusion of the 6.2 million shares issued in the public offering in May 2013 and the 7.1 million shares issued in the private offering in the third quarter of 2012 in the 2013 calculations of earnings per share which combined, significantly increased the number of shares used to calculate earnings per share. See “NOTE 5 — EARNINGS PER SHARE.”

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(dollars in thousands)
Assets
Interest earning deposits	$231,378	$148	0.26%	$144,892	$91	0.25%
Investment securities, taxable (A)	235,913	1,423	2.41%	129,848	805	2.48%
Investment securities, non-taxable (A)	0	0	0.00%	2,061	21	4.15%
Loans held for sale	984,885	9,495	3.83%	189,744	1,622	3.40%
Loans, taxable (B)	1,982,282	22,363	4.48%	1,900,313	25,368	5.31%
Loans, non-taxable (B)	17,729	122	2.73%	9,936	55	2.23%
Less: Allowance for loan losses	(27,725)			(14,574)

Total interest earning assets	3,424,462	33,551	3.89%	2,362,220	27,962	4.71%

Non-interest earning assets	208,819			117,195

Total assets	$3,633,281			$2,479,415

Liabilities
Interest checking	$47,569	47	0.38%	$36,253	47	0.51%
Money market	1,154,541	2,055	0.71%	930,935	1,720	0.74%
Other savings	26,930	30	0.45%	20,049	27	0.53%
Certificates of deposit	1,332,815	3,338	0.99%	947,607	3,397	1.43%

Total interest bearing deposits	2,561,855	5,470	0.85%	1,934,844	5,191	1.07%
Other borrowings	244,149	1,077	1.75%	164,163	216	0.52%

Total interest-bearing liabilities	2,806,004	6,547	0.93%	2,099,007	5,407	1.02%

Non-interest-bearing deposits	439,271			190,977

Total deposits & borrowings	3,245,275		0.80%	2,289,984		0.94%
Other non-interest bearing liabilities	4,998			11,098

Total liabilities	3,250,273			2,301,082
Shareholders’ Equity	383,008			178,333

Total liabilities and shareholders’ equity	$3,633,281			$2,479,415

Net interest earnings		27,004			22,555
Tax equivalent adjustment (C)		66			41

Net interest earnings		$27,070			$22,596

Interest spread			3.09%			3.77%

Net interest margin			3.13%			3.80%

Net interest margin tax equivalent (C)			3.14%			3.81%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $27.0 million for the three months ended September 30, 2013, compared to $22.6 million for the three months ended September 30, 2012, an increase of $4.4 million or 19.7%. This net increase was attributable to increases of $1.1 billion in average volume of average interest-earning assets, offset by an increase of $707,000 in average interest-bearing liabilities. The primary driver of the increase in net interest income was higher loan volume from the following:

•	$368.9 million increase in average commercial loans primarily due to growth of the commercial real estate loan portfolio; and

•	$614.4 million increase in average multi-family loans due to growth of the multi-family lending business.

The key measure of our net interest income is net interest margin. Our net interest margin decreased to 3.14% for the three months ended September 30, 2013 from 3.81% for the same period in 2012. The decrease was driven by a decrease in the average yield on loans from 4.71% to 3.89%, primarily due to interest income of $4.5 million recorded in the third quarter of 2012 attributable to the change in estimates of cash flows for purchased-credit-impaired loans. The effect of this decrease was somewhat offset by the decrease in the cost of deposits and borrowings which decreased from 0.94% to 0.80%.

Additionally, interest income from multi-family loans, and commercial real estate loans increased by $5.6 million and $1.1 million, respectively in addition to an increase in interest income from investment securities of $597.4 million. Driving the rise in interest income was higher average loan volume for multi-family loans of $614.4 million, and commercial loan volume of $368.9 million. The higher loan volume was a result of our strategy to grow our multi-family and commercial real estate businesses. The purchase of approximately $321.0 million of investment securities in the third quarter of 2013 led to their higher average volume in the third quarter of 2013 compared to the same quarter in 2012. Interest expense for borrowings increased by $861,000. The average balance of borrowings increased by $80.0 million which was primarily driven by the addition of the five year senior unsecured notes (“Senior Notes”) in the amount of $63.3 million during the third quarter of 2013. The Senior Notes carry a stated interest rate of 6.375% which led to the overall increase in borrowings costs of 1.23% when comparing the cost of 1.75% for the quarter ended September 30, 2013 versus 0.52% for the period ended September 30, 2012.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2013, approximately 2.69% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses decreased by $9.4 million to $750,000 for the three months ended September 30, 2013, compared to $10.1 million for the same period in 2012. The decrease in the 2013 provision compared to the same period in 2012 results primarily from (i) $7.5 million of impairment related to the purchased-credit-impaired adjustments made in 2012, and (ii) $1.4 million in the third quarter of 2013 due to reduced loss factors resulting from sustained asset-quality and market improvements.

For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(dollars in thousands)
Mortgage warehouse transactional fees	$3,090	$3,346
Bank-owned life insurance	615	359
Deposit fees	198	124
Gain on sale of investment securities, net	0	0
Accretion of FDIC loss sharing receivable	0	1,296
Loss on sale of loans	(6)	(71)
Other	958	4,723

Total non-interest income	$4,855	$9,777

Non-interest income was $4.9 million for the three months ended September 30, 2013, a decrease of $4.9 million from $9.8 million for the three months ended September 30, 2012. Mortgage warehouse transactional fees decreased by $256,000 due to a decline in this line of business which was driven by an increase in long-term rates in the market. This increase in rates resulted in a decrease in refinancing of mortgage loan volumes. Bank-owned life insurance (BOLI) income increased $256,000 from the third quarter ended September 30, 2012 to September 30, 2013. This was the direct result of additional earnings on BOLI which was initiated by several purchases of BOLI throughout 2013 for a total amount of $28.0 million. There was also a decrease in accretion of the FDIC loss sharing receivable in the amount of $1.3 million for the quarter ended September 30, 2013 compared to September 30, 2012. This was the result of a one-time benefit from FDIC indemnification of losses on loans in 2012. Lastly, the majority of the $3.8 million decrease in other non-interest income from $4.7 million for the quarter ended September 30, 2012 to $958,000 for the quarter ended September 30, 2013 was the result of $4.4 million related to the change in accounting estimate for the purchased-credit-impaired loans during the quarter ended September 30, 2012.

Non-Interest Expense

The below chart shows our results in the various components of non-interest expense for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(dollars in thousands)
Salaries and employee benefits	$8,963	$5,978
Occupancy	2,289	1,709
Professional services	1,191	819
Technology, communications and bank operations	1,121	699
FDIC assessments, taxes and regulatory fees	1,105	669
Loan workout	928	617
Advertising and promotion	450	270
Other real estate owned	401	(276)
Stock-offering expenses	0	97
Other	1,899	1,424

Total non-interest expenses	$18,347	$12,006

Non-interest expense was $18.3 million for the three months ended September 30, 2013, an increase of $6.3 million as compared to non-interest expense of $12.0 million for the same period in 2012.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased by 49.9% or $3.0 million to $9.0 million in the third quarter of 2013 versus $6.0 million in the same period in 2012. The primary reason for this increase was the addition of 109 full-time equivalent employees since September 30, 2012. This was directly related to the need for additional employees to support our organic growth and the expansion into new markets. Specifically, the increased headcount is needed to support our growing commercial loan, commercial real estate, and mortgage banking businesses and the related administrative support.

Occupancy expense increased by 33.9%, or $580,000, rising from $1.7 million in the third quarter of 2012 to $2.3 million in the third quarter of 2013. The increase was related to building the infrastructure to support our growth as well as the cost of expansion into new markets.

Technology communication and bank operations increased by 60.4% or $422,000, from $699,000 in the third quarter of 2012 to $1.1 million in the third quarter of 2013. The primary reason for this increase was related to building the infrastructure to support the growth through increased technology improvements and upgrades as well as the costs related to expanding of technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

Professional services expense increased to $1.2 million in the third quarter of 2013 from $819,000 for the same period of 2012. This increase was primarily attributable to higher legal and consulting expenses in 2013 related to regulatory filings and other matters resulting from a growing business.

FDIC assessments, taxes and regulatory fees increased by 65.1% or $436,000 from $669,000 in the third quarter of 2012 to $1.1 million in the third quarter of 2013. The primary reason for this increase was related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, in the amount of $585,000 during the third quarter of 2013 compared to $86,000 in the same period of 2012. This was offset in part by a decrease in state franchise and sales and use tax in the amount of $43,000 from the third quarter of 2012 as compared to the same quarter of 2013. Lastly, other regulatory and filing fees decreased by $23,000 to $15,000 in the third quarter of 2013 as compared to $38,000 during the third quarter of 2012.

Loan workout expenses increased $311,000 to $928,000 in the third quarter of 2013 from $617,000 in the third quarter of 2012 as a result of certain unreimbursed costs incurred to pursue collection and recovery of non-performing assets.

Other expenses increased to $1.9 million in the third quarter of 2013 compared to $1.4 million in the third quarter of 2012. Loan origination expense increased by $355,000 for the three months ended September 30, 2013, compared to the same period in 2012. This increase correlates to the growth in the commercial real estate and multi-family portfolios. Business development, which includes travel and entertainment expenses, also increased ratably to $382,000 in the third quarter of 2013 from $219,000 in the third quarter of 2012, $162,000 period over period increase. In addition, postage and shipping costs were $289,000 in the third quarter ended 2013 compared to $144,000, a $145,000 increase. This was offset by a decrease of $301,000, $31,000 and $35,000 in loan insurance expense, supplies and uninsured loss expenses, respectively, for the quarter ended September 30, 2013 in contrast to the quarter ended September 30, 2012.

Income Taxes

The income tax expense was $4.5 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase in the income tax provision is primarily due to the increase in net income before taxes of approximately $2.6 million.

The effective tax rate for the three months ended September 30, 2013 and 2012 was approximately 35 percent.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

We had net income of $23.7 million for the nine months ended September 30, 2013 and net income of $16.3 million for the nine months ended September 30, 2012, an increase of $7.4 million or 45.7%. Diluted earnings per share were $1.07 for the nine months ended September 30, 2013 and $1.35 per share for the nine months ended September 30, 2012, a comparative decrease of $0.28 per share or 21.1%. The decrease in diluted earnings per share was primarily the result of the inclusion of the 6.2 million shares issued in the public offering in May 2013 and the 7.1 million shares issued in the private offering in the third quarter of 2012 in the 2013 calculations of earnings per share. See “NOTE 5 — EARNINGS PER SHARE.”

Net-Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(dollars in thousands)
Assets
Interest earning deposits	$195,164	$370	0.25%	$117,326	$225	0.26%
Investment securities, taxable (A)	187,173	3,334	2.37%	255,804	5,936	3.09%
Investment securities, non taxable (A)	0	0	0.00%	2,065	64	4.15%
Loans held for sale	1,088,585	31,536	3.87%	151,518	4,113	3.63%
Loans, taxable (B)	1,688,372	57,489	4.55%	1,522,979	55,850	4.90%
Loans, non-taxable (B)	14,604	291	2.66%	6,581	110	2.24%
Less: Allowance for loan losses	(26,858)			(15,262)

Total interest earning assets	3,147,040	93,020	3.95%	2,041,011	66,298	4.34%

Non-interest earning assets	180,150			115,109

Total assets	$3,327,190			$2,156,120

Liabilities
Interest checking	$42,561	131	0.41%	$35,162	146	0.55%
Money market	1,072,581	5,623	0.70%	814,935	5,717	0.94%
Other savings	24,359	86	0.47%	19,561	86	0.59%
Certificates of deposit	1,268,529	9,902	1.04%	859,036	9,738	1.51%

Total interest bearing deposits	2,408,030	15,742	0.87%	1,728,694	15,687	1.21%
Other borrowings	258,021	1,757	0.91%	98,699	494	0.67%

Total interest-bearing liabilities	2,666,051	17,499	0.88%	1,827,393	16,181	1.18%

Non-interest-bearing deposits	321,925			158,839

Total deposits & borrowings	2,987,976		0.78%	1,986,232		1.09%
Other non-interest bearing liabilities	10,908			8,506

Total liabilities	2,998,884			1,994,738
Shareholders’ Equity	328,306			161,382

Total liabilities and shareholders’ equity	$3,327,190			$2,156,120

Net interest earnings		75,521			50,117
Tax equivalent adjustment (C)		157			94

Net interest earnings		$75,678			$50,211

Interest spread			3.17%			3.25%

Net interest margin (D)			3.21%			3.28%

Net interest margin tax equivalent (C)			3.21%			3.29%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

Net interest income was $75.5 million for the nine months ended September 30, 2013, compared to $50.1 million for the three months ended September 30, 2012, an increase of $25.4 million or 50.1%. This net increase was attributable to increases of $1.1 billion in level of average interest-earning assets, offset in part by an increase of $839,000 in average interest-bearing liabilities. The primary driver of the increase in net interest income was from higher loan volume from the following:

•	$368.9 million increase in average commercial loans primarily due to growth of the commercial real estate loan portfolio, and

•	$614.4 million increase in average multi-family loans due to growth of the multi-family lending business.

The key measure of our net interest income is net interest margin. Our net interest margin decreased to 3.21% for the nine months ended September 30, 2013 from 3.29% for the same period in 2012. The decrease was driven by a decrease in the average yield on loans from 4.34% to 3.95%, primarily due to interest income of $4.5 million recorded in the third quarter of 2012 attributable to the change in estimates of cash flows for purchased-credit-impaired loans. The effect of this decrease was somewhat offset by the decrease in the cost of deposits and borrowings which decreased from 1.09% to 0.78%.

Additionally, interest income from multi-family loans, and commercial real estate loans increased by $12.9 million and $7.9 million, respectively, offset by a decrease in interest income from investment securities of $2.7 million. The reduction in investment interest income was the result of the sale of investment securities in the amount of $306.6 million for the nine months ended September 30, 2012. Driving the rise in interest income was higher average loan volume for multi-family loans of $614.4 million, and commercial loan volume of $368.9 million. The higher loan volume was a result of our strategy to grow our multi-family and commercial real estate businesses. The purchase of approximately $321.0 million of investment securities during the quarter ended September 30, 2013 had minimal effect on average volume for the nine months ended September 30, 2013 as compared to the same period in 2012. Interest expense for borrowings increased by $1.3 million. The average balance of borrowings increased by $80.0 million which was primarily driven by the addition of the Senior Notes in the amount of $63.3 million during the third quarter of 2013. The Senior Notes carry a stated interest rate of 6.375% which led to an overall increase in borrowings costs of 0.24% when comparing the cost of 0.91% for the nine months ended September 30, 2013 to 0.67% for the period ended September 30, 2012. The increased borrowing cost was offset in part by a $339,000 decrease in short-term borrowed funds during the nine months ended September 30, 2013.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2013, approximately 2.69% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses decreased by $8.2 million to $6.5 million for the nine months ended September 30, 2013, compared to $14.7 million for the same period in 2012. The decrease in the 2013 provision compared to the same period in 2012 results primarily from (i) $7.5 million of impairment related to the purchased-credit-impaired adjustments made in 2012, and (ii) $1.4 million in the third quarter of 2013 due to reduced loss factors resulting from sustained asset-quality and market improvements.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Mortgage warehouse transactional fees	$10,626	$8,829
Bank-owned life insurance	1,658	948
Deposit fees	487	357
Gain on sale of investment securities, net	0	9,006
Accretion of FDIC loss sharing receivable	3,722	1,951
Gain on sale of loans	402	268
Other	2,253	5,388

Total non-interest income	$19,148	$26,747

Non-interest income was $19.1 million for the nine months ended September 30, 2013, a decrease of $8.0 million from $26.7 million for the nine months ended September 30, 2012. The decrease was primarily the result of the $9.0 million gain realized on the sale of available-for-sale securities, the majority of which were realized in the second quarter of 2012 in the amount of $8.8 million, which was executed to provide funding for loan growth. Warehouse fee income was $10.6 million for the nine months ended September 30, 2013, an increase of $1.8 million from $8.8 million for the nine months ended September 30, 2012. Although the overall warehouse loan balance has decreased significant from the prior year, there have been approximately 20,000 more loans funded as of September 30, 2013 compared to September 30, 2012 which increases the fee income (which is based on loan volume). In addition, bank owned life insurance as well as accretion of FDIC loss sharing receivable resulted in increases of $710,000 and $1.8 million, respectively, in non-interest income when comparing the nine months ended September 30, 2013 and 2012. Lastly, the majority of the $3.1 million decrease in other non-interest income from $5.4 million for the nine months ended September 30, 2012 to $2.3 million for the nine months ended September 30, 2013 was the result of $4.4 million related to the change in accounting estimate for the purchased-credit-impaired loans during the quarter ended September 30, 2012.

Non-Interest Expense

The below chart shows ours results in the various components of non-interest expense for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Salaries and employee benefits	$24,868	$17,073
Occupancy	6,309	4,937
Professional services	3,149	2,474
Technology, communications, and bank operations	3,023	2,037
FDIC assessments, taxes and regulatory fees	3,510	2,205
Loan workout	1,674	1,519
Advertising and promotion	973	846
Other real estate owned	962	539
Loss contingency	2,000	0
Stock-offering expenses	0	1,437
Other	5,254	4,140

Total non-interest expenses	$51,722	$37,207

Non-interest expense was $51.7 million for the nine months ended September 30, 2013, an increase of $14.5 million as compared to non-interest expense of $37.2 million for the same period in 2012.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased by 45.7% or $7.8 million to $24.9 million for the nine months ended September 30, 2013 versus $17.1 million in the same period in 2012. The primary reason for this increase was the addition of 109 full-time equivalent employees since September 30, 2012. This was directly related to the need for additional employees to support our organic growth and the expansion into new markets, including the need to support the growing commercial loan, commercial real estate, and mortgage banking businesses and the related administrative support.

Occupancy expense increased by 27.8% or $1.4 million, rising from $4.9 million for the nine months ended September 30, 2012 to $6.3 million for the same period in 2013. The increase was related to building the infrastructure to support our growth as well as the cost of expansion into new markets.

Technology, communications and bank operations expense increased by 48.4% or $1.0 million, from $2.0 million for the nine months ended September 30, 2012 to $3.0 million in the same period of 2013. The primary reason for this increase was related to building the infrastructure to support the growth through increased technology improvements and upgrades as well as the costs related to expanding of technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

Professional services expense increased to $0.7 million for the nine months ended September 30, 2013 when compared to $2.5 million for the same period of 2012. This increase was primarily attributable to higher legal and consulting expenses in 2013 related to regulatory filings and other matters.

Management provided for a loss contingency of $2.0 million during the nine months ended September 30, 2013, in relation to a suspected fraud. Due to the uncertainty surrounding the amount of loss, a range of possible loss could be as low as $1.0 million or less to a maximum of $2.7 million.

The stock-offering expenses of $1.4 million recorded in 2012 were a result of the termination of Customers’ public offering of Voting Common Stock in May 2012.

FDIC assessments, taxes and regulatory fees increased by 59.2% or $1.3 million from $2.2 million for the nine months ended September 30, 2012 to $3.5 million for the same period of 2013. The primary reason for this increase was related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, in the amount of $1.1 million during the third quarter of 2013 compared to the same period ended 2012 which approximated $529,000 and the growth in assets. This was offset by a decrease in state franchise and sales and use tax in the amount of $46,000 from the third quarter of 2012 as compared to the same quarter of 2013. Lastly, other regulatory and filing fees decreased by $23,000 to $33,000 in the third quarter of 2013 as compared to $56,000 during the third quarter of 2012.

Income Taxes

The income tax expense was $12.8 million and $8.8 million for the nine months ended September 30, 2013 and 2012. The increase in the income tax provision is primarily due to the increase in net income before taxes of approximately $11.5 million. The effective tax rate for the nine months ended September 30, 2013 and 2012 was approximately 35 percent.

Financial Condition

General

Total assets were $3.9 billion at September 30, 2013, a $723.9 million, or 22.6%, increase from total assets of $3.2 billion at December 31, 2012. Total liabilities were $3.5 billion at September 30, 2013, an increase of $604.5 million, or 20.6%, from total liabilities of $2.9 billion at December 31, 2012.

The major changes within our financial position occurred as the result of the growth in loans receivable not covered by loss sharing agreements with the FDIC, which increased by 65.9% or $801.6 million to $2.0 billion at September 30, 2013, from $1.2 billion at December 31, 2012. Approximately 19.3% of the loan growth from December 31, 2012 was the result of the purchase of $155.1 million of commercial loans from Flagstar Bank on March 28, 2013. In addition, as part of our organic growth strategy, we plan to establish a branch in the City of Philadelphia with the intention of servicing underserved and lower-and-moderate-income customers.

The following table sets forth certain key condensed balance sheet data:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Cash and cash equivalents	$255,653	$186,016
Investment securities, available for sale	497,566	129,093
Loans held for sale (including $840,425 and $1,248,935 of mortgage warehouse loans at fair value at September 30, 2013 and December 31, 2012)	917,939	1,439,889
Loans receivable not covered under FDIC Loss Sharing Agreements	2,018,532	1,216,941
Loans receivable covered under FDIC Loss Sharing Agreements	81,255	107,526
Total loans receivable, net of the allowance for loan losses	2,072,987	1,298,630
Total assets	3,925,112	3,201,234
Total deposits	3,243,312	2,440,818
Federal funds purchased	0	5,000
Total other borrowings	235,250	471,000
Subordinated debt	2,000	2,000
Total liabilities	3,536,227	2,931,759
Total shareholders’ equity	388,885	269,475
Total liabilities and shareholders’ equity	3,925,112	3,201,234

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash and due from banks and interest earning deposits. Cash and due from banks consisted mainly of vault cash and cash items in the process of collection which amounted to $88.3 million and $12.9 million at September 30, 2013 and December 31, 2012, respectively. In addition, the interest-bearing deposits portion of cash and cash equivalents is primarily comprised of balances at the Federal Reserve Bank in the amount of $163.2 million and $172.0 million at September 30, 2013 and December 31, 2012, as well as at the Federal Home Loan Bank of Pittsburgh in the amount of $1.2 million at September 30, 2013 and $1.1 million at December 31, 2012. In total, cash and cash equivalents increased $69.6 million, or 37.4%, to $255.7 million at September 30, 2013 when compared to $186.0 million at December 31, 2012.

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

At September 30, 2013, our investment securities were $497.6 million compared to $129.1 million in December 31, 2012. During the nine months that ended September 30, 2013, the Bank used excess liquidity to purchase Agency Mortgage-Backed Securities, some of which qualified as CRA-eligible investments. The CRA-eligible securities are comprised of loans in our assessment area. During the third quarter, the Bank invested excess liquidity generated from a reduction in warehouse loan balances and increased non-interest bearing demand deposit account’s into well-structured Agency Collateralized Mortgage-Backed Securities.

Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.

Loans

Existing lending relationships are primarily with small businesses and individual consumers largely in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loan portfolio is primarily comprised of mortgage warehouse, commercial real estate, construction, and commercial and industrial loans.

Mortgage warehouse loans and certain residential loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $0.9 billion and $1.4 billion at September 30, 2013 and December 30, 2012, respectively. Loans held for sale are not included in the loan receivable amounts. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending division monitors these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.

Loans receivable, net, increased by $744.4 million to $2.1 billion at September 30, 2013 from $1.3 billion at December 31, 2012. In the first quarter of 2013, the bank acquired $182.3 million in commercial loan commitments from Michigan-based Flagstar Bank of which $151.6 million is currently outstanding. In addition, the increase in Loans receivable, net, was also attributable to higher balances for commercial real estate of $655.4 million. The commercial real estate loan balance is increasing due to execution of Customers’ organic growth strategy. Offsetting these increases in part was normal loan runoff for purchased-credit-impaired and covered loans.

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million was outstanding. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loan principal balance outstanding. The composition of net loans receivable at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Construction	$22,192	$27,792
Commercial real estate	29,623	44,901
Commercial and industrial	6,826	11,153
Residential real estate	19,233	19,952
Manufactured housing	3,381	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	81,255	107,526

Construction	34,674	28,897
Commercial real estate	1,490,930	835,488
Commercial and industrial	213,794	75,118
Mortgage warehouse	1,006	9,565
Manufactured housing	142,677	154,703
Residential real estate	133,503	109,430
Consumer	1,889	2,061

Total loans receivable not covered under FDIC loss sharing agreements	2,018,473	1,215,262

Total loans receivable	2,099,728	1,322,788
Deferred (fees) costs, net	59	1,679
Allowance for loan losses	(26,800)	(25,837)

Loans receivable, net	$2,072,987	$1,298,630

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout this Management’s Discussion and Analysis.

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

It is the legacy and acquired construction and commercial real estate secured portion of the loan portfolio in which we are experiencing the most challenges with delinquent and non-accrual loans. In September 2009, we tightened the underwriting policies for commercial real estate lending and construction lending. Although we believe that we have identified and appropriately allocated reserves against the riskiest of the loans in construction and commercial real estate, the possibility of further deterioration before the real estate market turns around may result in increased allocations of the Allowance for Loan Losses in that area in the future.

Other than the concentrations already addressed in warehouse lending, construction and commercial real estate, and manufactured housing, at September 30, 2013, we had no large exposures in other risky industries such as restaurants, home heating oil businesses or other industries that are typically viewed as high risk.

Credit Risk

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts and by establishing and performing periodic loan classification reviews. Management also considers credit risks by maintaining an adequate allowance for loan losses, to which credit losses are charged when they are identified and to which provisions are added when it is appropriate, or at least quarterly. The allowance for loan losses is evaluated periodically as management deems appropriate. The provision for loan losses was $750 thousand and $10.1 million for the three months ended September 30, 2013 and 2012, respectively and $6.5 million and $14.7 million for the nine months ended September 30, 2013 and 2012, respectively. The allowance for loan losses was $26.8 million or 1.33% of total non-covered loans at September 30, 2013 and $25.8 million, or 1.20% of total non-covered loans, at December 31, 2012.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance at the beginning of the period	$28,142	$16,118	$25,837	$15,032
Loan charge-offs
Construction	0	475	1,470	2,666
Commercial real estate	851	283	2,742	1,426
Commercial and industrial	1,311	266	1,407	300
Residential real estate	116	365	315	565
Consumer and other	16	27	16	37

Total Charge-offs	2,294	1,416	5,950	4,994

Loan recoveries
Construction	0	3	0	3
Commercial real estate	186	33	246	83
Commercial and industrial	16	98	181	164
Residential real estate	0	0	7	5
Consumer and other	0	22	9	27

Total Recoveries	202	156	443	282

Total net charge-offs	2,092	1,260	5,507	4,712
Provision for loan losses	750	10,116	6,470	14,654

Balance at the end of the period	$26,800	$24,974	$26,800	$24,974

Asset Quality

Customers Bank reported impaired loans totaling $50.3 million at September 30, 2013, compared to $56.0 million at December 31, 2012. Non-accrual non-covered loans totaled $14.9 million at September 30, 2013, down from $22.3 million at December 31, 2012. Customers had net charge-offs of $2.1 million for the third quarter of 2013 and $1.3 million for the third quarter of 2012. Customers had net charge-offs of $5.5 million for the nine months ended September 30, 2013 and $4.7 million for the nine months ended September 30, 2012. There was $5.8 million and $4.0 million of non-covered other real estate owned as a result of foreclosure or voluntary transfer to us at September 30, 2013 and December 31, 2012, respectively.

To better understand our asset quality and related reserve adequacy, Customers breaks loan portfolio into two categories; loans that were originated and loans that were acquired. The analysis further divides purchased loans into categories for those purchased at a credit discount, and those not acquired with credit discount. Management believes that this additional information allows investors to better understand the risk in our portfolio and the various types of credit reserves that are available to support loan losses in the future. Originated loans risk of future losses are supported with the allowance for loan loss reserves. Acquired loans are supported with allowance for loan losses, non-accretable difference fair value marks, and cash reserves, as described below. This schedule includes both loans held for sale and loans held for investment.

Asset Quality at September 30, 2013
Loan Type	Total Loans	PCI Loans	Current	30-89 Days	Greater than 90 Days and Accruing	Non-accrual/ NPLs (a)	OREO (b)	NPAs (a)+(b)	NPLs to Total Loan Type (%)	NPAs to Loans + OREO (%)
(dollars in thousands)
Originated Loans
Legacy (originated prior to September 2009)	$80,685	$0	$69,679	$400	$0	$10,606	$4,128	$14,734	13.15	18.26
Warehouse - Repo	5,606	0	5,606	0	0	0	0	0	0.00	0.00
Warehouse and Mortgage Held for Sale	917,939	0	917,939	0	0	0	0	0	0.00	0.00
Manufactured	4,008	0	3,998	10	0	0	0	0	0.00	0.00
Commercial	609,032	0	608,502	0	0	530	0	530	0.09	0.09
Multi-family	860,634	0	860,634	0	0	0	0	0	0.00	0.00
Consumer/Mortgage	105,236	0	105,236	0	0	0	0	0	0.00	0.00
TDRs	1,936	0	1,576	0	0	360	0	360	18.60	18.60

Total Originated Loans	2,585,076	0	2,573,170	410	0	11,496	4,128	15,624	0.44	0.60

Acquired Loans
Berkshire	12,417	0	10,071	0	0	2,346	1,251	3,597	18.89	28.97
FDIC - Covered	50,447	0	44,622	38	0	5,787	7,839	13,626	11.47	27.01
FDIC - Non-covered	18	0	18	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	76,638	0	72,813	3,825	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	384	384	0.00	100.00
Manufactured Housing 2012	54,612	0	49,088	2,429	3,095	0	0	0	0.00	0.00
Flagstar	148,570	0	148,570	0	0	0	0	0	0.00	0.00
TDRs	2,987	0	1,791	95	0	1,101	0	1,101	36.86	36.89

Total Acquired Loans	345,689	0	326,973	6,387	3,095	9,234	9,474	18,708	2.67	5.41

Acquired PCI Loans
Berkshire	51,688	51,688	46,841	327	4,520	0	0	0	0.00	0.00
FDIC - Covered	30,187	30,187	4,402	0	25,785	0	0	0	0.00	0.00
Manufactured Housing 2011	5,884	5,884	2,666	731	2,487	0	0	0	0.00	0.00

Total Acquired PCI Loans	87,759	87,759	53,909	1,058	32,792	0	0	0	0.00	0.00

Subtotal	3,018,524	87,759	2,954,052	7,855	35,887	20,730	13,602	34,332	0.00	0.00
Unearned Origination Fees	59	0	0	0	0	0	0	0	0.00	0.00
Fair Value Adjustment	(857)	0	0	0	0	0	0	0	0.00	0.00

Total Portfolio	$3,017,726	$87,759	$2,954,052	$7,855	$35,887	$20,730	$13,602	$34,332	0.69	1.14

Asset Quality at September 30, 2013 (continued)
Loan Type	Total Loans	NPLs	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(dollars in thousands)
Originated Loans
Legacy (originated prior b to September 2009)	$80,685	$10,606	$2,820	$0	$0	$2,820	3.50	26.59
Warehouse - Repo	5,606	0	42	0	0	42	0.75	n/a
Warehouse and Mortgage Held for Sale	917,939	0	0	0	0	0	0.00	n/a
Manufactured	4,008	0	79	0	0	80	2.00	n/a
Commercial	609,032	530	5,578	0	0	5,578	0.92	1,052.41
Multi-family	860,634	0	3,448	0	0	3,448	0.40	n/a
Consumer/Mortgage	105,236	0	788	0	0	788	0.75	n/a
TDRs	1,936	360	64	0	0	63	3.25	17.50

Total Originated Loans	2,585,076	11,496	12,819	0	0	12,819	0.50	111.50

Acquired Loans
Berkshire	12,417	2,346	512	0	0	512	4.12	21.82
FDIC - Covered	50,447	5,787	2,199	0	0	2,199	4.36	38.00
FDIC - Non-covered	18	0	0	0	0	0	0.00	n/a
Manufactured Housing 2010	76,638	0	0	0	2,949	2,949	3.85	n/a
Manufactured Housing 2011	0	0	0	0	0	0	0.00	n/a
Manufactured Housing 2012	54,612	0	0	0	0	0	0.00	n/a
Flagstar	148,570	0	0	0	0	0	0.00	n/a
TDRs	2,987	1,101	42	0	0	42	1.41	3.81

Total Acquired Loans	345,689	9,234	2,753	0	2,949	5,702	1.65	61.75

Acquired PCI Loans
Berkshire	51,688	0	4,126	2,855	0	6,981	13.51	n/a
FDIC - Covered	30,187	0	5,790	2,167	0	7,957	26.36	n/a
Manufactured Housing 2011	5,884	0	600	(2,099)	0	(1,499)	(25.47)	n/a

Total Acquired PCI Loans	87,759	0	10,516	2,923	0	13,439	15.31	n/a

Subtotal	3,018,524	20,730	26,088	2,923	2,949	31,960	0.00	n/a
Unearned Origination Fees and FV Adj.	(798)	0	0	0	0	0	0.00	n/a
Residual Reserve	0	0	712	0	0	712	0.00	n/a

Total Portfolio	$3,017,726	$20,730	$26,800	$2,923	$2,949	$32,672	1.08	157.61

Originated Loans

Originated loans totaled $2.6 billion at September 30, 2013, or 85.7% of total loans receivable. $80.7 million of these loans were originated prior to September 2009 (“Legacy Loans”) when the new management team adopted new underwriting standards that management believes better limits risks of loss. At September 30, 2013, the Legacy loans included in $14.7 million of non-performing assets (“NPA’s”) or 94.3% of total NPA’s for originated loans and 42.9% of total NPA’s.

The high level of non-performing loans (“NPLs”) in the Legacy Loan portfolio (13.15% NPL / Loans) were supported by $3.0 million of the allowance for loan losses, or about 3.5% of total Legacy Loans. Commercial loans and multi-family loans totaled $1.5 billion and were supported with $9.0 million of the allowance for loan losses. Consumer and mortgage loans totaled $105.2 million and were supported by $788 thousand of the allowance for loan losses. The mortgage warehouse loans are classified as held for sale and credit allowances are embedded in the reported numbers, so no allowance for loan losses is maintained.

Acquired Loans

At September 30, 2013, Customers Bank reported $433.4 million of acquired loans which was 14.3% of total loans. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. At September 30, 2013, (i) 34.8% of acquired loans were purchased from Michigan-based Flagstar Bank on March 28, 2013, (ii) 14.8% of acquired loans were from the Berkshire Bancorp acquisition, (iii) 18.6% of acquired loans were from FDIC assisted acquisitions, which have loss share protection of 80% of credit losses being covered by the FDIC, and (iv) 31.64% of acquired loans represented manufactured housing loans that were purchased from Tammac Holding Corporation (“Tammac”), a consumer finance company. Of the loans purchased from Tammac prior to 2012, 92.9% were supported by a $2.9 million cash reserve that is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are covered with this reserve. For the manufactured housing loans purchased in 2012 in the amount of $56.0 million, Tammac has an obligation to pay us the full payoff amount of a defaulted loan once the borrower vacates the property, which includes any principal, unpaid interest, or advances on the loans.

Most of the acquired loans were purchased at a discount. The price paid factored into management’s judgment on the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the fair value to incorporate changes in the credit outlook. Total NPAs in the acquired portfolio were $18.7 million, or 54.5% of total NPAs. Of total NPA, 72.8% have FDIC loss share protection (80% FDIC coverage of losses). At September 30, 2013, the FDIC-covered loans had $8.0 million of allowance for loan losses and $2.2 million of non-accretable difference fair value marks to support future credit losses. 10.5% of total NPAs were from loans related to the Berkshire acquisition, while 1.1% of total NPAs were from loans acquired from Tammac.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009. Management acquired these loans with the expectation that losses would be elevated, and therefore incorporated that expectation into the price paid. Management also created a Special Assets group that has a major focus on workouts for these acquired non-performing assets.

Held-for-Sale Loans

The loans held-for-sale portfolio included $902.7 million of warehouse loans and $15.2 million of mortgages. Held-for-sale loans are carried on our balance sheet at fair value or lower of cost or market, so an allowance for loan losses is not needed.

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-performing loans and non-performing assets not covered under FDIC loss sharing agreements and the corresponding asset quality ratios at September 30, 2013 and December 31, 2012. Non-accruals loans decreased $7.4 million through September 30, 2013 when compared to December 31, 2012.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Loans 90+ days delinquent and still accruing	$3,095	$1,966

Non-accrual loans (1)	$14,942	$22,347
Other real estate owned	5,763	4,005

Non-performing non-covered assets	$20,705	$26,352

(1)	Net of credit marks.

	September 30, 2013	December 31, 2012
Non-accrual non-covered loans to total non-covered loans receivable (excludes loans held for sale)	0.74%	1.84%
Non-performing, non-covered assets to total non-covered assets	1.02%	2.16%
Non-accrual loans and 90+ days delinquent to total non-covered assets	0.89%	1.99%
Allowance for loan losses to:
Total non-covered loans	0.81%	1.20%
Non-performing, non-covered loans	108.99%	65.26%
Non-performing, non-covered assets	78.66%	55.34%

Customers bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Non-accrual covered loans (1)	$5,787	$10,504
Covered other real estate owned	7,839	4,109

Non-performing, covered assets	$13,626	$14,613

(1)	Net of credit marks.

Deposits

We offer a variety of deposit accounts, including checking, savings, money market and time deposits. Deposits are obtained primarily from within our service area and through wholesale and broker networks. These networks provide low cost funding alternatives to retail deposits and provide diversity to our sources of funds. Total deposits grew by 32.9% to $3.2 billion at September 30, 2013 from $2.4 billion at December 31, 2012. Non-Interest Bearing Demand deposits grew $451.5 million due to deposits from students that are serviced by a third party specialist. These deposits are seasonal, peaking in the fall and mid-winter and lowest in the summer. Certificate of deposits grew $104.3 million from $1.2 million at December 31, 2012. Time deposits $100,000 and over, increased $153 million compared to December 31, 2012 due to deposit promotions and the addition of the Certificate of Deposit Account Registry Service (“CDARS”) deposit program.

The components of deposits were as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Demand, non-interest bearing	$671,211	$219,687
Demand, interest bearing	1,260,270	1,020,946
Savings	27,624	20,299
Time, $100,000 and over	861,521	708,487
Time, other	422,686	471,399

Total deposits	$3,243,312	$2,440,818

Other Borrowings

Other borrowings are funds used to meet Customers’ financing needs in excess of deposits and equity. As of September 30, 2013, other borrowings consisted of $172.0 million borrowings from the Federal Home Loan Bank with various maturities up to 4.5 years and interest rates ranging from 0.27% to 3.3%. Other borrowings also includes $63.3 million five-year senior unsecured notes bearing an interest rate of 6.375% issued in the third quarter of 2013, maturing in the third quarter of 2018. The amount outstanding at September 30, 2013 of $235.3 million is down $235.7 million from December 31, 2012 as Customers used excess funds from its deposit aggregation activities to pay off maturing borrowings.

Capital Adequacy and Shareholders’ Equity

Shareholders’ equity increased by $119.4 million to $388.9 million at September 30, 2013, from $269.5 million at December 31, 2012. Net income was $23.7 million for the nine months ended September 30, 2013. Contributing to the increase in shareholders’ equity was the fact that warrants to purchase 31,904 shares of common stock were exercised at a price of $10.50 per warrant during the quarter ended September 30, 2013. This resulted in an increase in shareholders’ equity of $335,000. On May 22, 2013, we raised $103.5 million in gross proceeds by issuing 6,179,104 shares of our voting common stock at a price to the public of $16.75 per share. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $97.5 million. Lastly, 23,413 shares of Voting Common Stock were issued during the first quarter of 2013 to directors who were entitled to receive these as compensation for their service as a director of Customers Bancorp or Customers Bank, which resulted in a $252,000 increase in shareholders’ equity.

This increase in shareholders’ equity was offset by Bancorp’s repurchase of warrants to purchase 34,454 shares of common stock at a price of $6.59 per warrant during the quarter ended September 30, 2013. This resulted in a decrease in shareholders’ equity of $227,000.

In addition, the recognition of stock-based compensation increased equity by $2.5 million, which was offset by unrealized losses on securities of $4.6 million.

We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. During the quarter ended September 30, 2013, Customers Bancorp downstreamed $40 million in cash to Customers Bank. At September 30, 2013, we met all capital adequacy requirements to which we were subject and were well capitalized.

The capital ratios for the Bank and Customers Bancorp at September 30, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$413,900	13.60%	$243,500	8.0%	N/A	N/A
Customers Bank	$427,809	14.18%	$241,298	8.0%	$301,622	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$386,517	12.70%	$121,750	4.0%	N/A	N/A
Customers Bank	$400,426	13.28%	$120,649	4.0%	$180,973	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$386,517	10.63%	$145,388	4.0%	N/A	N/A
Customers Bank	$400,426	11.04%	$145,043	4.0%	$181,303	5.0%

As of December 31, 2012:

Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	$205,443	8.0%	N/A	N/A
Customers Bank	$244,710	9.53%	$205,442	8.0%	$256,802	10.0%

Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	$102,722	4.0%	N/A	N/A
Customers Bank	$218,394	8.50%	$102,721	4.0%	$154,081	6.0%

Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	$112,939	4.0%	N/A	N/A
Customers Bank	$218,394	7.74%	$112,896	4.0%	$141,120	5.0%

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

Our investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock and debt issuances, deposits, principal and interest payments on loans, and other funds from operations. We also maintain borrowing arrangements with the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. At September 30, 2013, our borrowing capacity with the FHLB was $1.342 billion of which $100 million was utilized in long-term borrowings. Furthermore, at September 30, 2013, our available borrowing capacity with the Federal Reserve Bank of Philadelphia was $82.2 million.

Net cash flows provided by operating activities were $588.0 million for the nine months ended September 30, 2013. Proceeds of loans held for sale in excess of the origination of loans held for sale contributed $519.3 million to cash flows provided by operating activities. Investing activities used net cash flows of $1.175 billion for the nine months ended September 30, 2013, as purchases less proceeds from maturities, calls and principal repayments of investment securities used $375.9 million. The net increase in loans in the amount of $639.0 million as well as the purchase of the Flagstar loans of $155.3 million outstanding balances used cash of $794.3 million. An additional purchase of bank-owned life insurance in the amount of $27.9 million during the nine months ended September 30, 2013 also contributed to the total cash used in investing activities on a nine-month year-to-date basis.

Net cash flows used in operating activities were $994.1 million for the nine months ended September 30, 2012. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $1.0 million to cash flows used in operating activities. Investing activities provided net cash flows of $518.1 million for the nine months ended September 30, 2012, as proceeds less purchases from sales of investment securities contributed $198.4 million, and the net decrease in loans contributed $302.3 million. A $765.1 million net increase in deposits provided sufficient cash flows to repay $300.0 million in short-term borrowings, support operating and investing activities, and increase cash and cash equivalents by $83.9 million.

An $802.6 million net increase in deposits, which provided the majority of the support for $304 million financing activities, was also used in part to reduce short-term borrowed funds and FHLB borrowings. This decrease in the level of borrowings was composed of a decrease in short-term borrowed funds of $339 million and an increase in FHLB borrowings of $35 million. Net proceeds from the issuance of Senior Notes in the third quarter of 2013, in the amount of $60.3 million, were priced at a rate of 6.375%. The proceeds were used to invest in Customers Bank to fund organic growth, and for working capital and other corporate purposes. On May 22, 2013, we raised $103.5 million in gross cash proceeds by issuing 6,179,104 shares of our voting common stock at a price to the public of $16.75 per share. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $97.5 million and were used to fund organic growth, and for working capital and other general corporate purposes. The net proceeds from both of the above issuances contributed to the net cash provided by financing activities total of $656.5 million.

Ultimately, the net result was an increase in cash and cash equivalents of $69.6 million for the nine months ended September 30, 2013 as compared to an increase of $83.9 for the same period ended September 30, 2012.

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

On September 12, 2010, the Basel Committee on Banking Supervision announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III narrows the definition of what is included in regulatory capital, introduces requirements for minimum Tier 1 common capital, increases requirements for minimum Tier 1 capital and total risk-based capital, and changes risk-weighting of certain assets. On July 2, 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which are currently scheduled to become effective on January 1, 2015 for community banks, and fully phased in by January 1, 2019, will increase the required amount of regulatory capital to meet the regulatory capital standards and may, if capital levels are not sufficient, lead to limitations on the dividend payments and compensation. We continue to evaluate the impact the new capital requirements may have on our business and will manage our business accordingly.

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

At September 30, 2013, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2012 Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at September 30, 2013.

During the quarter ended September 30, 2013, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Except as described below, neither Customers Bancorp nor any of its subsidiaries is involved in, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their business.

On August 7, 2013, Customers received a letter from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) of its determination, in connection with its consumer compliance and Community Reinvestment Act examinations of the Bank, to make a referral to the Department of Justice. The Reserve Bank informed us that it made the referral based on its belief that the Customers Bank has not complied with certain provisions of the Equal Credit Opportunity Act (“ECOA”), Fair Housing Act (“FHA”) and Regulation B with regard to the City of Philadelphia. Customers Bank received notification as of September 24, 2013 that the Department of Justice has initiated an investigation of Customers under the ECOA and FHA. Customers believes that the Bank has complied with these laws and regulations. We are cooperating fully with the Department of Justice in the conduct of its investigation. We have not received any further communication from the Department of Justice regarding the results of their investigation of this matter.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in “Risk Factors” included within the 2012 Form 10-K and in our subsequently filed quarterly reports Form 10-Q for the periods ended March 31, 2013 and June 30, 2013. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares/ warrants purchased		Average price paid per share/warrant (3)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
7/1/13 to 7/31/13	0		$0.00	N/A	N/A
8/1/13 to 8/31/13	2,354,409	(1)	16.24	N/A	N/A
9/1/13 to 9/30/13	1,384,091	(2)	16.81	N/A	N/A

Total	3,738,500

(1)	This total is comprised of: (i) 2,319,955 shares of Class B Non-Voting Common Stock that Customers Bancorp converted to 2,319,955 shares of Voting Common Stock and (ii) the repurchase by Customers Bancorp of warrants to purchase 17,227 shares of Class B Non-Voting Common Stock and warrants to purchase 17,227 shares of Voting Common Stock.
(2)	Represents 1,384,091 shares of Class B Non-Voting Common Stock that Customers Bancorp converted to 1,384,091 shares of Voting Common Stock.
(3)	Where shares of Class B Non-Voting Common Stock were converted into shares of Voting Common Stock, the price paid per share was determined based on the daily closing sales price per share of Customers Bancorp’s Voting Common Stock as reported on the Nasdaq Global Select Market on the date of conversion. Where warrants were repurchased, the price paid per warrant was determined based on a per warrant price equal to the product of (a) the number of shares of common stock underlying such warrant, multiplied by (b) the difference of (i) the average of the daily closing sales prices per share of Customers Bancorp’s Voting Common Stock as reported on the Nasdaq Global Select Market for the five consecutive trading days immediately preceding the date of repurchase, minus (ii) $10.50, which was the exercise price of each warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of July 24, 2013, by and among Customers Bancorp, Inc., Customers Bank and Janney Montgomery Scott LLC, as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on July 26, 2013

2.1	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013.

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

November 7, 2013	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

November 7, 2013	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

1.1	Underwriting Agreement, dated as of July 24, 2013, by and among Customers Bancorp, Inc., Customers Bank and Janney Montgomery Scott LLC, as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on July 26, 2013

2.1	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.