Form 10-K
period 2013-12-31
Customers Bancorp, Inc.
filed 2014-03-12
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

001-35542

(Commission File Number)

(Exact name of registrant as specified in its charter)

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1015 Penn Avenue

Suite 103

Wyomissing PA 19610

(Address of principal executive offices)

(610) 933-2000

(Registrants telephone number, including area code)

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $1.00 per share	The Nasdaq Stock Market, LLC
6.375% Senior Notes due 2018	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $374,158,103 as of June 28, 2013, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

On March 3, 2014, 23,264,351 shares of Voting Common Stock and 1,019,755 shares of Class B Non-Voting Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 15, 2014 are incorporated by reference into Part III of this Annual Report.

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

These forward-looking statements include statements with respect to Customers Bancorp’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risk and uncertainties, and are subject to change based on various factors (some of which are beyond Customers Bancorp’s control). The words “believes,” “expects,” “may,” “will,” “should,” “plans,” “intends,” or “anticipates” or the negative thereof or comparable terminology, or discussions of strategy that involve risks and uncertainties, identify forward-looking statements which generally are not historical in nature. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based on various assumptions that may not prove to be correct.

In addition to the risks described in the “Risk Factors” section of this Form 10-K, important factors to consider and evaluate in such forward-looking statements include:

•	Changes in the external competitive market factors that might impact results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under the federal prompt corrective action regulations;

•	Changes in business strategy or an inability to execute strategy due to the occurrence of unanticipated events;

•	Ability to identify potential candidates for, and consummate, acquisition or investment transactions;

•	Failure to complete any or all of the transactions described herein on the terms currently contemplated;

•	Local, regional and national economic conditions and events and the impact they may have on Customers Bancorp and its customers;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of Customers Bank’s borrowers;

•	Changes in the level of non-performing and classified assets and charge-offs;

•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in capital structure resulting from future capital offerings or acquisitions;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and saving habits;

•	Technological changes;

•	Ability to increase market share and control expenses;

•	Volatility in the credit and equity markets and its effect on the general economy;

•	Changes due to capital requirements under Basel III;

•	Effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Ability to integrate contemplated and future acquisition targets may be unsuccessful, or may be more difficult, time-consuming or costly than expected; and

•	Material differences in the actual financial results of merger and acquisition activities compared with expectations.

These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of Customers Bancorp. Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this document and the attachments hereto. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to, the dates of those documents. Neither Customers Bancorp nor the Bank undertakes any obligation to release publicly or otherwise provide any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

PART I

Item 1.	Business

Unless stated otherwise or the context otherwise requires, references in this Form 10-K to “Customers Bancorp” or the “Bancorp” refer to Customers Bancorp, Inc., a Pennsylvania corporation and its consolidated subsidiaries for all periods on or after September 17, 2011 and Customers Bank for all periods before September 17, 2011. References in this Form 10-K to “Customers Bank” or the “Bank” refer to Customers Bank, a Pennsylvania state-chartered bank and wholly owned subsidiary of Customers Bancorp. All share and per share information has been retrospectively restated to reflect the Reorganization (as defined below), including the one-for-three consideration (i.e., each three shares of Customers Bank was exchanged for one share of Customers Bancorp) used in the reorganization.

Business Summary

Customers Bancorp, through its wholly owned subsidiary Customers Bank, provides financial products and services to small businesses, not-for-profits, and consumers through its branches and offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Delaware and Philadelphia Counties), Rye and New York, New York (Westchester and New York Counties), Hamilton, New Jersey (Mercer County), Providence, Rhode Island (Providence County) and Boston, Massachusetts (Suffolk County). Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its loans to mortgage banking companies business. At December 31, 2013, Customers Bancorp had total assets of $4.2 billion, including net loans (including held-for-sale loans) of $3.2 billion, total deposits of $3.0 billion, and shareholders’ equity of $0.4 billion.

Customers Bancorp’s strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. Customers Bancorp differentiates itself from its competitors through its focus on exceptional customer service supported by state of the art technology. The primary customers of Customers Bank are privately held businesses, consumers, professional customers, and not-for-profits. Customers Bank also focuses on certain low-cost, low-risk specialty lending areas such as multi-family/commercial real estate lending and lending to mortgage banking businesses. The Bank’s lending activities are funded by deposits from its branch model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service. Customers Bancorp also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Superior enterprise risk management is an important part of the strategies Customers Bancorp initiates.

The management team of Customers Bancorp consists of experienced banking executives led by its Chairman and Chief Executive Officer, Jay Sidhu, who joined Customers Bank in June 2009. Mr. Sidhu brings 39 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, many of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members joining the Customers management team have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions, and developing valuable community and business relationships in its core markets.

Background and History

Customers Bancorp was incorporated in Pennsylvania in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which Customers Bank became a wholly owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011. Pursuant to the Reorganization, all of the issued and outstanding shares of Voting Common Stock and Class B Non-Voting Common Stock of Customers Bank were exchanged on a one-for-three basis for shares of Voting Common Stock and Class B Non-Voting Common Stock, respectively, of Customers Bancorp. Customers Bancorp’s corporate headquarters are located at 1015 Penn Avenue, Wyomissing, Pennsylvania 19610. The main telephone number is (610) 933-2000.

The deposits of Customers Bank, which was chartered as New Century Bank in 1994, are insured by the Federal Deposit Insurance Corporation. Customers Bank’s home office is located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000.

Executive Summary

Customers Bancorp’s Markets

Market Criteria

Customers Bancorp looks to grow organically as well as through selective acquisitions in its current and prospective markets. Customers Bancorp believes that there is significant opportunity to both enhance its presence in its current markets and enter new complementary markets that meet its objectives. Customers Bancorp focuses on markets that it believes are characterized by some or all of the following:

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

Current Markets

Customers Bancorp’s target market is broadly defined as extending from the greater Washington, D.C. area to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2013, the Company had bank branches or loan production offices (“LPOs”) in the following cities:

Market	Offices	Type
Berks County, PA, D.C.	4	Branch
Boston, Massachusetts	1	LPO
Mercer County, NJ	1	Branch
New York, NY	1	LPO
Philadelphia-Camden-Wilmington, PA, NJ, DE	8	Branch/LPO
Providence, RI	1	LPO
Washington D.C.	1	LPO
Westchester County, NY	1	Branch/LPO

Customers Bancorp believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic growth and acquisition strategies. Subsequent to December 31, 2013, Customers closed its Washington, D.C. LPO.

Prospective Markets

The organic growth strategy of Customers Bancorp focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee based services through high-touch personalized service supported by state of the art technology for the Bank’s commercial, consumer, not-for-profit, and specialized lending markets. The acquisition strategy of Customers Bancorp has traditionally focused on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Virginia and New England, where such acquisitions further the Bancorp’s objectives and meet its critical success factors. As Customers Bancorp evaluates potential acquisition opportunities, it believes there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden.

Competitive Strengths

•

Experienced and respected management team. An integral element of the business strategy of Customers Bancorp is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, many of the members of the current management team of Customers Bancorp have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer of Customers Bank and Warren Taylor, President of Community Banking for Customers Bank. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. In addition, the residential lending group, which includes mortgage loans to individuals and commercial loans (warehouse facilities) to residential mortgage originators, is led by Glenn Hedde, who brings more than 23 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

•	Unique Asset and Deposit Generation Strategies. Customers Bancorp focuses on local market lending combined with relatively low-risk specialty lending segments. Local market asset generation provides various types of business lending products and consumer lending products, such as mortgage loans and home equity loans. The Bank has also established a multi-family and commercial real estate product line that is focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on refinancing existing loans with conservative underwriting and to keep costs low. Through the multi-family and commercial real estate product, Customers Bank earns interest and fee income and generates commercial deposits. Customers Bank also maintains a specialty lending business, commercial loans to mortgage originators, which is a national business where the Bank provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage bankers business, Customers Bank earns interest and fee income and generates core deposits.

•	Attractive risk profile. Customers Bancorp has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. The Bancorp has also formed a special assets department to both manage the covered assets portfolio and to review other classified and non-performing assets. As of December 31, 2013, approximately $ 405.0 million, or 12.6%, of the Bank’s loans (by dollar amount) were acquired loans. Additionally, 2.7% of the Bank’s loans, 29.5% of the non-performing loans and 56.7% of the Bank’s other real estate owned (“OREO”) (each by dollar amount), are covered by a loss sharing arrangement with the FDIC in which the FDIC will reimburse the Bank for 80% of its losses on these assets.

Please refer to the Asset Quality tables regarding legacy and acquired loans appearing in the Management’s Discussion and Analysis section.

•	Superior Community Banking Model. Customers Bancorp expects to drive organic growth by employing its “concierge banking” strategy, which provides specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows the Bank to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture and mobile banking, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows the Bank to generate core deposits. The “high-tech, high-touch,” model of Customers Bancorp requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.

•	Acquisition Expertise. The depth of Customers Bancorp’s management team and their experience working together and successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers Bancorp’s team, which includes the acquisition and integration of over 35 institutions, as well as numerous branch acquisitions, provides to the Bancorp a substantial advantage in pursuing and consummating future acquisitions. Additionally, management believes the Bancorp’s strengths in structuring transactions to limit its risk, its experience in the financial reporting and regulatory process related to troubled bank acquisitions, and its ongoing risk management expertise, particularly in problem loan workouts, collectively enable it to capitalize on the potential of the franchises it acquires. With the Bancorp’s depth of operational experience in connection with completing merger and acquisition transactions, it expects to be able to integrate and reposition acquired franchises cost-efficiently and with a minimum disruption to customer relationships.

Customers Bancorp believes its ability to operate efficiently is enhanced by its centralized risk management structure, its access to attractive labor and real estate costs in its markets, and an infrastructure that is unencumbered by legacy systems. Furthermore, Customers Bancorp anticipates additional expense synergies from the integration of its acquisitions, which it believes will enhance its financial performance.

Acquisitions

Since July 2010, Customers Bancorp completed three acquisitions, two of which were FDIC-assisted transactions. Customers Bancorp believes it has structured acquisitions that limit its credit risk, which has positioned it for attractive risk-adjusted returns. A summary of these acquisitions appears below.

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

Concurrently with the acquisition of USA Bank, the FDIC agreed to absorb a portion of the future credit losses and workout expenses through loss sharing agreements that cover certain legacy assets, including the entire loan portfolio and other real estate owned. At July 9, 2010, the covered assets consisted of assets with a book value of $126.7 million. The total UPB of the covered assets at July 9, 2010 was $159.2 million. Customers Bank acquired other USA Bank assets that were not covered by the loss sharing agreements with the FDIC including cash and certain investment securities purchased at fair market value. The loss sharing agreements do not apply to subsequently acquired, purchased, or originated assets. Customers Bank entered into this transaction to expand its franchise into a lucrative new market, accrete its book value per share, and add significant capital.

Pursuant to the terms of the loss sharing agreements, the FDIC reimburses Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank reimburses the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the loss sharing agreements. The FDIC’s guarantee for commercial loans expires in July 2015 and for residential mortgage loans in July 2020. As of December 31, 2013, Customers’ remaining covered assets from the USA Bank Acquisition totaled $46.0 million, of which $21.7 million was not paying in accordance with the contractual provisions.

Customers Bank has received an aggregate of $22.4 million from the FDIC in reimbursements under the loss sharing agreements for claims filed for losses incurred through December 31, 2013.

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

Concurrently with the acquisition of ISN Bank, the FDIC agreed to absorb a portion of all future credit losses and workout expenses through loss sharing agreements that cover certain legacy assets, including the entire loan portfolio and other real estate owned. At September 17, 2010, the covered assets consisted of assets with a book value of $52.6 million. The total UPB of the covered assets at September 17, 2010 was $58.2 million. Customers Bank acquired other ISN Bank assets that were not covered by the loss sharing agreements with the FDIC including cash, certain investment securities purchased at fair market value, and other tangible assets. The loss sharing agreements do not apply to subsequently acquired, purchased or originated assets. Customers Bank entered into this transaction to enhance book value per share, add capital, and enter the New Jersey market in a more efficient manner than de novo expansion.

Pursuant to the terms of the loss sharing agreements, the FDIC reimburses Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank reimburses the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the loss sharing agreements. The FDIC’s guarantee for commercial loans expires in September 2015 and for residential mortgage loans in September 2020. As of December 31, 2013, Customers’ remaining covered assets from the ISN Bank Acquisition totaled $20.9 million, of which $4.7 million was not paying in accordance with the contractual provisions.

Customers Bank has received an aggregate of $9.4 million from the FDIC in reimbursements under the ISN loss sharing agreements for claims filed for losses incurred through December 31, 2013.

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

Berkshire Bancorp’s operating results are included in Customers Bancorp’s financial results from the date of acquisition.

Acquisition of Manufactured Housing Loans

During the years 2010, 2011, and 2012, Customers Bank purchased manufactured housing loans from Tammac Holding Corporation (“Tammac”). These purchases were opportunistic purchases and may not be indicative of future strategies or purchases.

On August 6, 2010, Customers Bank purchased from Tammac Holding Corporation (“Tammac”) a $105.8 million manufactured housing loan portfolio for a purchase price of $105.8 million. These loans were supported by a cash reserve balance of $10.5 million at the date of purchase that covered all estimated losses and delinquent interest, and is maintained in a demand deposit account at the Bank.

On September 30, 2011, Customers Bank purchased from Tammac $19.3 million of manufactured housing loans and a 1.50% interest- only-strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac for a total purchase price of $13 million.

On July 24, 2012, Customers Bank paid $63.2 million to acquire manufactured housing loans from Vanderbilt Mortgage and Finance Inc. at par. These loans were originated by Tammac Holding Corporation, and secure the interest-only-strip security that was purchased in September 2011. The loans carry an 11.3% coupon rate, where Tammac earns a 2.0% servicing fee and also retains the rights to a 2.0% IO Strip in relation to this pool of loans. The full recourse for losses on the July 2012 loan purchase resides with Tammac.

2013 Acquisition Agreements

CMS Bancorp, Inc. Acquisition

On December 20, 2013, Customers Bancorp announced it had mutually consented with CMS Bancorp, Inc to terminate the August 10, 2012 Agreement and Plan of Merger (the “Agreement”), as amended, between Customers Bancorp and CMS Bancorp, Inc. CMS is a Mount Vernon, New York bank holding company with approximately $250 million in assets. Under the provisions of the Agreement, no termination fees are paid to either party if the termination is by mutual consent.

Acacia Federal Savings Bank Acquisition

On April 4, 2013, Customers Bancorp, Inc., Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced their mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Company and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party recognized its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest. Costs related to the acquisition have been expensed.

New England Loan Purchases

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan commitments, of which $155.1 million was drawn at the date of acquisition. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices, one in Boston, MA and one in Providence, RI. The purchase price was 98.7% of loans outstanding.

On January 15, 2014, Customers Bank purchased $277.9 million of residential adjustable-rate jumbo mortgage loans (indexed to one-year LIBOR) from Flagstar Bank. The purchase price was 100.75% of loans outstanding.

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

Products

Customers Bancorp offers a broad range of traditional loan and deposit banking products and financial services to its commercial and consumer customers. Customers Bank offers an array of lending products to cater to its customers’ needs, including small business loans, mortgage warehouse loans, multi-family and commercial real estate loans, residential mortgage loans and consumer loans. Customers Bank also offers traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and cash management services. Deposits products are available to customers only through branches of Customers Bank.

Lending Activities

Customers Bank focuses its lending efforts on the following lending areas:

•	Commercial Lending – Includes Business Banking commercial and industrial, Small Business, including small business administration (SBA) loans, Multi-family and Commercial Real Estate lending, and commercial loans to mortgage originators; and

•	Consumer Lending – Local market mortgage lending and home equity lending.

Commercial Lending

The Bank’s commercial lending is divided into four distinct groups: Multi-family/Commercial real estate, Business Banking and Small Business Banking, and mortgage banking lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.

The Business Banking lending group focuses on companies with annual revenues ranging from $5.0 million to $50.0 million, which typically have credit requirements between $0.5 million and $10.0 million. This division is serviced by very experienced local relationship managers or private bankers who are supported by a centralized credit function.

The Small Business Banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated Small Business relationship managers. The support administration of the platform for this segment is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for the sales force, ensuring that the Bank has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.

The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family and commercial real estate loans within its covered markets, while cross selling its other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the year ended December 31, 2013, the Bank originated and closed $725.1 million of multi-family loan commitments. During the year ended December 31, 2012, the Bank originated and closed $291.9 million of multi-family loan commitments, or $542.6 million including the multi-family loan commitments above.

The goal of the residential lending group is to provide loans to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the loans are insured or guaranteed by the U.S. government through one of their programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is currently expanding its product offerings to mortgage banks to meet a wider array of business needs.

As of December 31, 2013, 2012, and 2011, the Bank had $2.2 billion, $1.0 billion, and $0.5 billion, respectively, in commercial loans outstanding, composing approximately 67.1%, 37.0%, and 35.3%, respectively, of its total loan portfolio, which includes loans held for sale. As of December 31, 2013, 2012, and 2011, outstanding loans in the mortgage banking lending portfolio totaled $0.7 billion, $1.4 billion, and $0.8 billion, respectively, composing approximately 23.1%, 52.4%, and 52.3%, respectively, of the Bank’s total loan portfolio, which includes loans held for sale. During the years ended December 31, 2013 and 2012, the Bank originated and closed $0.4 billion and $0.3 billion, respectively, of commercial loans and commitments. During the years ended December 31, 2013 and 2012, the Bank funded $20.6 billion and $19.5 billion of mortgage loans, respectively, to mortgage originators and warehouses.

Consumer Lending

The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. These areas also support Customers Bancorp’s commitment to lower and moderate income families in its market area. The Bank plans to expand its product offerings in real estate secured consumer lending.

Customers Bank has launched a community outreach program in Philadelphia to encourage a higher percentage of homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. As part of this commitment, a loan production office is open in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s assessment areas.

As of December 31, 2013, 2012, and 2011, the Bank had $166.1 million, $131.4 million, and $78.1 million respectively, in consumer loans outstanding, composing 5.2%, 4.8%, and 5.1%, respectively, of the Bank’s total loan portfolio, which includes loans held for sale. During the years ended December 31, 2013 and 2012, the Bank originated and closed $41.6 million and $67.3 million of consumer loans, respectively.

Private Banking

Beginning in 2013, Customers Bank introduced a Private Banking model for its commercial clients in the major markets within its geographical footprint. This unique model provides unparalleled service to customers through an in-market team of experienced private bankers. Acting as a single-point-of-contact for all the banking needs of the Bank’s commercial clients, these private bankers will deliver the whole bank – not only to its clients, but to their families, their management teams, and their employees, as well. With a world-class suite of sophisticated cash management products, these private bankers will deliver on Customers Bancorp’s “high-tech, high-touch” strategy and provide real value to its mid-market Commercial clients.

Customers Bank opened its first private banking representative office in Manhattan in the second quarter of 2013, and eventually, all of its markets will be served by private bankers.

Deposit Products and Other Funding Sources

Customers Bank offers a variety of deposit products to its customers, including checking accounts, savings accounts, money market deposit accounts and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Using its high touch supported by high tech model, the Bank has experienced significantly higher above average growth in core deposits in all of its markets.

Financial Products and Services

In addition to traditional banking activities, Customers Bank provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts).

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

Many competitors are significantly larger than Customers Bank, and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers Bank is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers Bank’s larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers Bank competes for business principally on the basis of high-quality, personal service to customers, customer access to Customers Bank’s decision makers, and competitive interest and fee structure. Customers Bank also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet banking, and the convenience of concierge banking.

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

Employees

As of December 31, 2013, Customers Bancorp had 375 full-time and 13 part-time employees.

Available Information

Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on Customers Bancorp’s website (accessible under “About Us” – “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the Securities and Exchange Commission (“SEC”). Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by Customers Bancorp with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov.

SUPERVISION AND REGULATION

GENERAL

Customers Bancorp is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking and Securities and, as a member of the Federal Reserve System, by the Federal Reserve Board. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates it charges and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

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

Under the Pennsylvania Banking Code, Customers Bank, our bank subsidiary is permitted to branch throughout Pennsylvania. Pennsylvania law also provides Pennsylvania state-chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the Pennsylvania Department of Banking and Securities. The Pennsylvania Banking Code also imposes restrictions on payment of dividends, as well as minimum capital requirements.

On October 24, 2012, Pennsylvania enacted three new laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the new law, which applies to Customers Bank, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.

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

In April 2008, Banking Regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by eliminating duplicative host state compliance exams.

Under the Interstate MOU, the activities of branches Customers Bancorp established in New Jersey or New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the Pennsylvania Department of Banking and Securities. In the event that the Pennsylvania Department of Banking and Securities and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the Pennsylvania Department of Banking and Securities and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

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

Safety and Soundness; Regulation of Bank Management. The Federal Reserve Board possesses the power to prohibit a bank from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution’s Federal supervisory agency; restricted and further regulated lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricted management personnel from borrowing from another institution that has a correspondent relationship with the bank for which they work.

Capital Rules. Federal banking agencies have issued certain “risk-based capital” guidelines, which supplemented existing capital requirements. In addition, the Federal Reserve Board imposes certain “leverage” requirements on member banks. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

The risk-based capital guidelines require all banks and bank holding companies to maintain capital levels in compliance with “risk-based capital” ratios. In these ratios, the on-balance sheet assets and off balance sheet exposures are assigned a risk-weight based upon the perceived and historical risk of incurring a loss of principal from that exposure. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.0%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.0%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also may consider interest rate risk. Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules which have been implemented and proposed will not materially adversely affect its operations.

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

As of December 31, 2013 and 2012, management believed that the Bank and Bancorp met all capital adequacy requirements to which they were subject. For additional information on the Company’s regulatory ratios, refer to “NOTE 18 – REGULATORY MATTERS.”

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules would be:

(i) a new common equity Tier 1 capital ratio of 4.5%;

(ii) a Tier 1 Risk based capital ratio of 6% (increased from 4%);

(iii) a Total Risk based capital ratio of 8% (unchanged from current rules); and

(iv) a Tier 1 leverage ratio of 4% for all institutions.

The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.

The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Considering the capital conservation buffer, to avoid limitations on certain actions or activities, banks will be required to maintain the following ratios beginning in 2019:

(i) a common equity Tier 1 capital ratio of 7.0%;

(ii) a Tier 1 Risk Based capital ratio of 8.5%; and

(iii) a Total Risk based capital ratio of 10.5%.

Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the minimum capital level plus buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Bancorp) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The opt-out election must be elected on the first Call Report filed after January 1, 2015.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i) a new common equity Tier 1 capital ratio of 6.5%;

(ii) a Tier 1 Risk based capital ratio of 8% (increased from 6%);

(iii) a Total Risk based capital ratio of 10% (unchanged from current rules); and

(iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:

(i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act;

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank bill was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. Among many other provisions, the legislation:

•	established the Financial Stability Oversight Council, a federal agency acting as the financial system’s systemic risk regulator with the authority to review the activities of significant bank holding companies and non-bank financial firms, to make recommendations and impose standards regarding capital, leverage, conflicts and other requirements for financial firms and to impose regulatory standards on certain financial firms deemed to pose a systemic threat to the financial health of the U.S. economy;

•	created a new Consumer Financial Protection Bureau within the U.S. Federal Reserve, which has substantive rule-making authority over a wide variety of consumer financial services and products, including the power to regulate unfair, deceptive, or abusive acts or practices;

•	permitted state attorneys general and other state enforcement authorities broader power to enforce consumer protection laws against banks;

•	authorized federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation’s financial system;

•	granted the U.S. government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions, such as bank holding companies, that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation;

•	gave the FDIC substantial new authority and flexibility in assessing deposit insurance premiums, which may result in increased deposit insurance premiums for us in the future;

•	increased the deposit insurance coverage limit for insurable deposits to $250,000 generally, and removes the limit entirely for transaction accounts;

•	permitted banks to pay interest on business demand deposit accounts;

•	extended the national bank lending (or loans-to-one-borrower) limits to other institutions like us;

•	prohibited banks subject to enforcement action such as a memorandum of understanding from changing their charter without the approval of both their existing charter regulator and their proposed new charter regulator; and

•	imposed new limits on asset purchase and sale transactions between banks and their insiders.

Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, including Customers Bank’s primary federal banking regulator, the Federal Reserve. It is not possible to predict at this time the extent to which regulations authorized or mandated by the Dodd-Frank Act will impose requirements or restrictions on Customers Bank in addition to or different from the provisions summarized above.

Deposit Insurance Assessments. Customers Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Act”). Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like Customers Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios.

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Federal banking agencies have recently demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The Federal Reserve Board is required to assess our record to determine if we are meeting the credit needs of the community (including low and moderate neighborhoods) that we serve. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of Customers Bank’s record of meeting the credit needs of its entire community including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating.

Consumer Protection Laws. Customers Bancorp is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of Customers Bancorp.

Bank Holding Company Regulation

As a bank holding company, Customers Bancorp is also subject to additional regulation.

The Bank Holding Company Act requires Customers Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. It also prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located. A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act are subject to review, based upon the record of compliance of the applicant with the CRA.

Customers Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to us, to Customers Bank or to any other subsidiary or on the condition that the customer not obtain other credit or service from a competitor, Customers Bank, or any other subsidiary.

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

Item 1A.	Risk Factors

Risks Related to the Bancorp’s Banking Operations

If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, our earnings could decrease.

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the financial condition and cash flows of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the discount on the loan at the time of its acquisition and capital, which could have regulatory implications;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

At December 31, 2013, the Bancorp’s allowance for loan losses totaled $24.0 million, which represents 1.00% of total loans not covered under the Loss Sharing Agreements with the FDIC. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and loans covered under the Loss Sharing Agreements that did not exhibit evidence of deterioration in credit quality on the acquisition date and the probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. Loans covered under the Loss Sharing Agreements totaled $66.7 million at December 31, 2013. In determining the amount of the allowance for loan losses, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance.

Management reviews and re-estimates the allowance for loan losses quarterly. Additions to our allowance for loan losses as a result on managements review and estimate could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our emphasis on commercial, multi-family/commercial real estate and mortgage warehouse lending may expose us to increased lending risks.

We intend to continue emphasizing the origination of commercial loans and specialty loans, including loans to mortgage banking businesses. Commercial and multi-family/commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or property and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for an increase in probable credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

As a lender to mortgage banking businesses, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents, and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. As discussed in Note 21 – “LOSS CONTINGENCY”, in March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Additional fraudulent transactions could have a material adverse effect on our financial condition and results of operations.

Our lending to mortgage businesses is a significant part of our assets and earnings. This business is subject to cyclicality of the mortgage lending business, and volumes are likely to decline if interest rates increase, generally. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.

The Bank currently operates a residential mortgage banking business but plans to expand our origination, sale, and servicing of residential mortgage loans in the future. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.

On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2013, we held $32.1 million of FHLB capital stock.

The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.

As of December 31, 2013, the fair value of our investment securities portfolio was approximately $497.6 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Changes to estimates and assumptions made by management in preparing financial statements could adversely affect the Bancorp’s business, operating results, reported assets and liabilities, financial condition, and capital levels.

Changes to estimates and assumptions made by management in connection with the preparation of the Bancorp’s consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of the Bancorp’s consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2013, the Bancorp reported $10.0 million as a receivable from the FDIC pursuant to certain loss sharing arrangements. This amount was derived using management’s best estimate of expected future cash flows based on recent performance and expectations of future performance of the covered portfolio. To the extent the covered assets perform better than expected, the Bancorp may not be able to collect all, or a portion of, the receivable balance reported as of December 31, 2013. In the event the covered assets perform better than originally estimated at the time of acquisition, the Bancorp could be required to reimburse all, or a portion of, its discounted purchase price to the FDIC. Further information regarding the FDIC loss sharing receivable, and other accounting policies subject to significant judgment and estimates, is included in “Management’s Discussion and Analysis - Critical Accounting Policies.” Changes to management’s assumptions or estimates could materially and adversely affect the Company’s business, operating results, reported assets and liabilities, financial condition, and capital levels.

Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth.

We may not be able to meet the cash flow requirements of our loan funding obligations, deposit withdrawals or other business needs unless we maintain sufficient liquidity.

Customers Bank must maintain sufficient liquidity to fund its balance sheet growth in order to be able to successfully grow our revenues, make loans and to repay deposit and other liabilities as they become due or are demanded by customers. This would require us to seek third party funding or other sources of liquidity. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our historical asset growth has been funded with various forms of deposits and wholesale funding which is defined as wholesale deposits (primarily certificates of deposit and money market deposit accounts) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2013 represented approximately 20.8% of total funding compared with approximately 24.0% at December 31, 2012. Wholesale funding generally costs more than deposits generated from our traditional branch system and is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity policy limits. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of wholesale funding sources, we might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans. This in turn might reduce our future net income. The amount loaned to us is generally dependent on the value of the collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB, the Federal Reserve Board or correspondent banks would have an adverse effect on our liquidity and profitability.

Downgrades in U.S. Government and federal agency securities could adversely affect Customers Bancorp and the Bank

The long-term impact of the downgrade of the U.S. Government and federal agencies from an AAA to an AA+ credit rating is still uncertain. However, in addition to causing economic and financial market disruptions, the downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities owned by Customers Bank, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

We may not be able to retain a strong core deposit base or other low-cost funding sources.

Customers Bank depends on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. As 38.0% of our deposits as of December 31, 2013 are time deposits, Customers will price its offerings to ensure high customer retention rates which may increase our costs of funding our business and reduce future profitability. During 2014, $719.6 million of our time deposits contractually mature.

We are working to transition certain of our customers to lower cost traditional banking services as higher cost funding sources, such as high interest time deposits, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings and investment products, which could materially and adversely affect us. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with us is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if we are able to grow and maintain our deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. A loss of funds could result in lower loan originations, which could materially and adversely affect us.

We may not be able to maintain consistent earnings or profitability.

Customers Bank and predecessor entities have had periods in which we experienced operating losses, including in 2009, portions of 2010 and the first quarter of 2011. Although we made a profit for the years of 2011, 2012 and 2013, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

Continued or worsening general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy experiences worsening conditions such as a recession, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, instability in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. Adverse changes in any of these factors would be detrimental to our business. Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Adverse changes in economic factors or US government policies could have a negative effect on Customers Bancorp.

The geographic concentration in the Northeast and Mid-Atlantic region makes our business susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.

Our loan and deposit activities are largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends upon economic conditions in this region. This region has experienced deteriorating local economic conditions in the past economic cycle and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this region and because a large percentage of the loans are secured by real property. If there is decline in real estate values, the collateral value for our loans will decrease and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened.

Additionally, Customers has made significant investment in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on the property generating sufficient rental income to service the loan. Economic conditions may affect the tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, the tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected. All of these factors could increase the amount of non-performing loans, increase our provision for loan losses and reduce our net income to service the loan.

Our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to the contractual terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies are designed to reduce the risk of credit losses to a low level, but may not prevent us from incurring substantial credit losses.

Additionally, we may restructure originated or acquired loans if we believe the borrowers are experiencing problems serving the debt pursuant to current terms and we believe the borrower is likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by (1) reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or (2) extension of the maturity date.

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

We believe that the implementation of our strategy will depend in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our Chief Executive Officer, President, and Chief Financial Officer have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.

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

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Certain competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

Our directors and executive officers can influence the outcome of shareholder votes and, in some cases, shareholders may not have the opportunity to evaluate and affect the investment decision regarding a potential investment or acquisition transaction.

As of December 31, 2013, the directors and executive officers of Customers Bancorp as a group owned a total of 1,680,588 shares of Voting Common Stock and exercisable warrants to purchase up to an additional 318,961 shares of Voting Common Stock, which potentially gives them, as a group, the ability to control approximately 8.2% of the issued and outstanding Voting Common Stock. In addition, directors of Customers Bank who are not directors of Customers Bancorp own an additional 207,625 shares of Voting Common Stock and exercisable options or warrants to purchase up to an additional 12,324 shares of Voting Common Stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.0% of the issued and outstanding Voting Common Stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more target institutions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of Voting Common Stock. Accordingly, the shareholder may not have an opportunity to evaluate and affect the investment decision regarding potential investment or acquisition transactions.

We intend to engage in acquisitions of other businesses from time to time. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels, or within timeframes, originally anticipated and may result in unforeseen integration difficulties.

We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating the terms of potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	being potentially exposed to unknown or contingent liabilities of banks and businesses we acquire;

•	being required to expend time and expense to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received; and

•	incurring significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.

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

The success of past FDIC-assisted acquisitions, and any FDIC-assisted acquisitions in which we may participate in the future, will depend on a number of factors, including our ability to:

•	fully integrate, and to integrate successfully, the branches acquired into bank operations;

•	limit the outflow of deposits held by new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted acquisitions;

•	retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	effectively compete in new markets in which we did not previously have a presence;

•	successfully deploy the cash received in the FDIC-assisted acquisitions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	retain and attract the appropriate personnel to staff the acquired branches; and

•	earn acceptable levels of interest and non-interest income, including fee income, from the acquired bank.

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

If we do not open new branches as planned, or do not achieve targeted profitability on new branches, earnings may be reduced.

We plan to open approximately four to six new branches annually for the next several years in and around our target markets of southeastern Pennsylvania, New Jersey, New York, Maryland, Connecticut, Virginia and Delaware. These plans may change. The opening of new branches is subject to regulatory approvals. We cannot predict whether the banking regulators will agree with our growth plans or if or when they will provide the necessary branch approvals. Numerous factors contribute to the performance of a new branch, such as the ability to select a suitable location, competition, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. The initial cost, including capital asset purchases, for each new branch to open would be in a range of approximately $200,000 to $250,000. Additionally, there can be no assurance that any of these new branches will ever become profitable. During the period of time before a branch can become profitable, operating a branch will negatively impact net income.

To the extent that we are unable to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic loan growth. While loan growth has been strong and our loan balances have increased over the past two fiscal years, much of the 2012 growth came from our warehouse lending business and 2013 loan growth came from multi-family and commercial real estate lending. If the bank is unsuccessful with diversifying its loan originations or if we do not grow the existing business lines, our results of operations and financial condition could be negatively impacted.

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

We may not successfully implement improvements to, or integrate, our management information and control systems, credit underwriting and administration, internal and disclosure controls, and procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, if we are unable to manage our current and future expansion in our operations, we may experience compliance, operational and regulatory problems and delays, have to slow our pace of growth or even stop our market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the development of new business activities or the integration process of acquired businesses, the anticipated benefits of any particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes and cost projections, or at all. We also may not be able to preserve the goodwill of an acquired financial institution. Our growth could lead to increases in our legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.

We may not be able to fund our asset growth and profitability unless we also are able to increase our deposit base sufficiently.

We need adequate funding and liquidity for us to continue to increase our earning assets and revenues and to provide sufficient liquidity to meet fluctuations in our business volumes and to repay deposit and other liabilities as these mature or drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances, and Federal funds line borrowings. Wholesale funding at December 31, 2013 represented approximately 20.8% of total funding compared with approximately 24.0% at December 31, 2012. Our loan to deposit ratio was 108.5% at December 31, 2013 and 113.3% at December 31, 2012. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.

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

We expect to depend on customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 38.0% of our deposit base as of December 31, 2013 is time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these currently pay interest at above-market rates. As of December 31, 2013, $719.6 million (63.9%) of our total time deposits are scheduled to mature through December 31, 2014. We are working to transition certain of our customers to lower cost traditional bank deposits as higher cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margins. We may not succeed in moving our deposits to lower yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s noninterest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits to ensure that their deposits with us are fully insured, and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.

Our acquisitions generally will require regulatory approvals, and failure to obtain them would restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises and other businesses. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

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

From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare

Enterprises Limited (or Religare), which is a diversified financial services company and is applying for a banking license in India, represents such an investment. There is no assurance of the timing or Religare’s ability to obtain a banking license in India, which is important to our anticipated investment and cross-referral strategy, and the results of this strategy and the levels of new business derived from such referrals, cannot be predicted. These and other factors may result in lower-than-expected returns, or a loss, on our investment in Religare. We do not expect to receive any dividends on our investment in Religare securities. In addition, our investment in Religare may not have the market liquidity needed to realize a gain or avoid losses on our investment and any dispositions of our Religare common stock or warrants may be limited or delayed by market conditions or the need for regulatory or other approvals in India, and the value of our investment will be subject to fluctuations in the currency exchange rates between the Indian rupee and the United States dollar. On December 31, 2013, we announced that our investment in Religare would be capped at $23.0 million (4.1 million common shares). We had the ability to purchase warrants to acquire up to an additional $28.0 million of Religare stock but decided not to acquire the warrants or otherwise increase our holdings of Religare stock. Our current holdings represent 2.8% of current outstanding Religare shares.

We will be required to hold capital for United States bank regulatory purposes to support our investment in Religare securities.

Under the newly adopted U.S. capital adequacy rules, which are currently scheduled to be effective as of January 1, 2015, we will have to hold risk based capital based on the amount of Religare common stock we own. The impact of the final capital adequacy rules is still being evaluated. Depending upon the implementation of the final U.S. capital adequacy rules, these investments, to the extent still held, will be risk weighted within a range of 100% to 600% of the amount of the investment. Any capital that is required to be used to support our Religare investment will not be available to support our United States operations or Customers Bank, if needed.

Some institutions we could acquire may have distressed assets and there can be no assurance that we will be able to realize the value predicted from these assets or that we will make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

Loan portfolios and other assets acquired in transactions may experience increases in delinquencies and losses in the loan portfolios, or in amounts that exceed initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, asset values may be impaired in the future due to factors that cannot currently be predicted, including deterioration in economic conditions and subsequent declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions acquired and of our business as a whole. Further, as a registered bank holding company, if we acquire bank subsidiaries, they may become subject to cross-guaranty liability under applicable banking law. If we do so and any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other subsidiaries. Asset valuations are estimates of value and there is no certainty that we will be able to sell assets of target institutions at the estimated value, even if it is determined to be in our best interests to do so. The institutions we may target may have substantial amounts of asset classes for which there is currently limited or no marketability.

As a result of an investment or acquisition transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations.

We conduct due diligence investigations of target institutions we intend to acquire. Due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if extensive due diligence is conducted on a target institution with which we may be combined, this diligence may not reveal all material issues that may affect a particular target institution, and factors outside our control, or the control of the target institution, may later arise. If, during the diligence process, we fail to identify issues specific to a target institution or the environment in which the target institution operates, we may be forced to later write down or write off assets, restructure operations or incur impairment or other charges that could result in reporting losses. These charges may also occur if we are not successful in integrating and managing the operations of the target institution with which we combine. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming preexisting debt held by a target institution or by virtue of obtaining debt financing.

Resources could be expended in considering or evaluating potential investment or acquisition transactions that are not consummated, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target institution and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific investment or acquisition transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target institution, we may fail to consummate the investment or acquisition transaction for any number of reasons, including those beyond our control. Any such event will result in a loss of the related costs incurred, and could result in additional costs or expenses, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another institution and our reported earnings.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our Voting Common Stock. For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation – Changes in Laws, Regulations or Policies and the Dodd-Frank Act.”

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to: (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only payments; (iii) negative-amortization; and (iv) terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt service-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding

Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as Customers Bancorp, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Management is currently evaluating the Final Rules, which are lengthy and detailed.

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

Our most recent Community Reinvestment Act rating could have a negative effect on the Federal Reserve’s review of certain banking applications.

In early 2013, our primary federal regulator, the Federal Reserve, conducted a regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the Community Reinvestment Act (“CRA”). CRA and related regulations require banks, such as the Bank, to help meet the credit needs of their communities, including low and moderate income neighborhoods. During the fourth quarter of 2013, the Federal Reserve issued the Bank’s CRA Performance Evaluation. The Bank received a rating of “needs to improve” (which is lower than the “satisfactory” rating received in the 2010 examination) principally as a result of alleged fair lending issues associated with our limited mortgage origination activities during 2011 and 2012. The Federal Reserve considers, among other factors, a bank’s compliance with the CRA in reviewing corporate applications, such as applications to establish branches or conduct mergers and acquisitions, and a rating below “satisfactory” can result in the denial of such applications. The failure to receive a rating of “satisfactory” or better can also result in other restrictions on activities. Such restrictions may last until such time as the Bank receives a rating of “satisfactory” or better with respect to CRA, and a new review of the Bank’s compliance may not occur for several months.

We are subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations, and our failure to comply with such laws and regulations or to adequately address any matters identified during our examinations could materially and adversely affect us.

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

Risks Relating to Our Voting Common Stock

Customers Bancorp stock, listed on The Nasdaq Stock Market, LLC (“NASDAQ”), is thinly traded and market liquidity may decrease in the event of adverse performance or changing market conditions.

Customers Bancorp, Inc. shares are traded on NASDAQ. Adverse news or a market event could affect the liquidity for Customers stock. Accordingly, shareholders may not be able to sell their shares of our Voting Common Stock at the volume, price and time desired. A public trading market having the desired characteristics of depth, liquidity and orderliness, depends upon the presence in the marketplace of willing buyers and sellers of our Voting common stock at any given time, which presence will be dependent upon the individual decisions of investors, over which we have no control. Illiquidity of the stock market, or Customers Bancorp’s stock traded on NASDAQ, could have a material adverse effect on the value of our Voting Common Stock.

We do not expect to pay cash dividends on our Voting Common Stock in the foreseeable future, and our ability to pay dividends is subject to regulatory limitations.

We have not historically declared nor paid cash dividends on our Voting Common Stock and we do not expect to do so in the near future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, and other factors deemed relevant by the board of directors.

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

Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our Voting Common Stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our Voting Common Stock could also significantly dilute the voting power of the Voting Common Stock. In 2013, we issued 6,174,104 shares of Voting Common Stock in a public offering, and in 2012, we issued 7,111,819 shares of Voting Common Stock in private offerings.

We have also made grants of restricted stock units and stock options with respect to shares of Voting Common Stock and Class B Non-Voting Common Stock to our directors and certain employees. We may also issue further equity-based awards in the future. As such shares are issued upon vesting and as such options may be exercised and the underlying shares are or become freely tradeable, the value or voting power of our Voting Common Stock may be adversely affected and our ability to sell more equity or equity-related securities could also be adversely affected.

Except for 588,813 warrants held by certain investors at December 31, 2013, we are not required to issue any additional equity securities to existing holders of our Voting Common Stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of Voting Common Stock and such issuances or the perception of such issuances may reduce the market price of our Voting Common Stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Voting Common Stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our Voting Common Stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our Voting Common Stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below summarizes our leased branch and office properties, by county, as of December 31, 2013. We do not currently own any real property.

Bank Branches
County	State	Leased
Berks (1)	PA	4
Bucks	PA	3
Chester (2)	PA	3
Delaware	PA	2
Westchester	NY	1
Mercer	NJ	1

		14

Administrative Offices
County	State	Leased
Berks (3)	PA	3
Bucks (6)	PA	1
Chester (2)	PA	2
Delaware (7)	PA	1
Philadelphia (8)	PA	1
Fairfax (9)	VA	1
Mercer (4)	NJ	1
New York (10)	NY	1
Westchester (5)	NY	2
Providence (11)	RI	1
Suffolk (12)	MA	1

		15

(1)	Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition. The lease on this location expires in 2015.
(2)	Includes the corporate headquarters of Customers Bank and a full service branch located in a freestanding building at 99 Bridge St., Phoenixville, PA 19460, wherein we lease approximately 23,176 square feet on 3 floors. The lease on this location expires in 2020. Also includes the lease of 5,523 square feet of property at 513 Kimberton Road in Phoenixville, Pennsylvania where we maintain a full service commercial bank branch and corporate offices. The lease on this location expires in 2014.
(3)	Includes the corporate headquarters of Customers Bancorp and a full service branch located at 1015 Penn Avenue, Wyomissing, PA. The leased space covers a total of 9,604 square feet. This lease expires in 2015. Also, includes the administrative offices for the corporate lending group which is housed within the Exeter branch location and two other administrative offices for Company personnel.
(4)	We lease 7,327 square feet of space in Hamilton, New Jersey from which we conduct our mortgage warehouse and retail lending activities. The lease on this location expires in 2019.
(5)	Represents administrative offices for Company personnel. The lease on this location expires in 2022.
(6)	Represents administrative office for Company personnel. The lease on this location expires in 2017.
(7)	Represents administrative office for Company personnel. The lease on this location expires in 2014.
(8)	Represents loan office for Company personnel. The lease on this location expires in 2014.
(9)	Represents administrative office for Company personnel. The lease on this location expires in 2018.
(10)	Represents loan office for Company personnel. The lease on this location expires in 2020.
(11)	Represents administrative office for Company personnel. The lease on this location expires in 2014.
(12)	Represents administrative office for Company personnel. The lease on this location expires in 2014.

The Bank branch locations, which range in size from approximately 1,800 to 3,900 square feet, have leases on these locations which expire between 2014 and 2022.

The total minimum cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $208,000 per month.

Item 3.	Legal Proceedings

On August 7, 2013, Customers received a letter from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) of its determination, in connection with its consumer compliance and Community Reinvestment Act examinations of the Bank for the period of 2011 and 2012, to make a referral to the Department of Justice. The Reserve Bank informed us that it made the referral based on its belief that

Customers Bank has not complied with certain provisions of the Equal Credit Opportunity Act (“ECOA”), Fair Housing Act (“FHA”) and Regulation B with regard to the City of Philadelphia. Customers Bank received notification as of September 24, 2013 that the Department of Justice has initiated an investigation of Customers under the ECOA and FHA. Customers believes that the Bank has complied with these laws and regulations. We are cooperating fully with the Department of Justice in the conduct of its investigation. Other than requests for information, to which we have responded, we have not received any communication from the Department of Justice regarding the results of their investigation of this matter.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Trading Market for Voting Common Stock

Since May 2013, the common stock of Customers Bancorp has been listed for quotation on the Nasdaq Global Select Market under the symbol “CUBI.” Prior to May 2013, bid quotations for the common stock of Customers Bancorp were listed on the OTC Pink Sheets under the symbol “CUUU.”

Market Price of Voting Common Stock

The chart below displays the high and low sale prices of the common stock of Customers Bancorp as reported on the Nasdaq Global Select Market between May 16, 2013 and December 31, 2013. From January 1, 2012 until May 15, 2013, the chart displays the high and low sale prices of the common stock of Customers Bancorp known by management to have occurred or bid quotations on the OTC Pink Sheets.

Quarter ended	High	Low
December 31, 2013	$23.14	$15.83
September 30, 2013	17.99	15.53
June 30, 2013	18.00	15.15
March 31, 2013	18.50	13.50

December 31, 2012	18.25	13.00
September 30, 2012	14.00	13.99
June 30, 2012	12.00	12.00
March 31, 2012	12.00	12.00

As of March 3, 2014, there were: (1) approximately 441 shareholders of record of our Voting Common Stock and one shareholder of record of our Class B Non-Voting Common Stock; and (2) 23,264,351 outstanding shares of our Voting Common Stock and 1,019,755 outstanding shares of our Class B Non-Voting Common Stock.

Dividends on Voting Common Stock

Neither Customers Bancorp nor Customers Bank (prior to the reorganization into a Bank Holding Company structure), historically has paid any cash dividends on its shares of common stock, and it does not expect to do so in the near future. Any future determination relating to dividend policy will be made at the discretion of Customers Bancorp’s board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, and other factors deemed relevant by the board of directors.

In addition, as a bank holding company, Customers Bancorp is subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that bank subsidiaries can pay to their parent holding company without regulatory approval. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels, and limits exist on paying dividends in excess of net income for specified periods.

Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid, will be limited to the extent the bank capital ratios do not exceed the minimum required levels plus 250 basis points (see discussion on the risk-based capital requirements on page 71).

Issuer Purchases of Equity Securities

On November 26, 2013, the Bancorp’s Board of Directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program.

The following table presents the Bancorp’s monthly repurchases of its common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	—	—	—	—
November 1, 2013 to November 30, 2013	484,641	$16.00	484,641	750,551
December 1, 2013 to December 31, 2013	—	—	484,641	750,551

Common Stock Performance Graph

The following graph compares the performance of our common stock for the year ended December 31, 2013, to that of the total return index for the SNL Mid-Atlantic Bank Index and the SNL U.S. Bank NASDAQ Index, assuming an investment of $100 on December 31, 2012. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

Customers Bancorp, Inc. and Subsidiaries

The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet and income statement data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 from its audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report. Certain amounts reported in this table have been reclassified to conform to the 2013 presentation. These reclassifications did not significantly impact Bancorp’s financial position or results of operations.

	2013	2012	2011 (1)	2010 (2)	2009
	(dollars in thousands, except per share information)
For the Year ended December 31,
Interest income	$127,516	$93,543	$61,245	$30,907	$13,486
Interest expense	24,301	21,761	22,464	11,546	6,336
Net interest income	103,215	71,782	38,781	19,361	7,150
Provision for loan losses	2,236	14,270	7,495	10,397	11,778
Bargain purchase gains on acquisitions	0	0	0	40,254	0
Total non-interest income, excluding bargain purchase gains	23,343	29,229	11,469	5,416	1,043
Total non-interest expense	74,024	50,651	36,886	26,168	9,650
Income (loss) before taxes	50,298	36,090	5,869	28,466	(13,235)
Income tax expense	17,604	12,272	1,835	4,731	0
Net income (loss)	32,694	23,818	4,034	23,735	(13,235)
Net income (loss) attributable to common shareholders	32,694	23,818	3,990	23,735	(13,235)
Basic earnings (loss) per common share (3)	1.47	1.78	0.40	3.78	(10.98)
Diluted earnings (loss) per common share (3)	1.43	1.73	0.39	3.69	(10.98)
At Period End
Total assets	$4,153,173	$3,201,234	$2,077,532	$1,374,407	$349,760
Cash and cash equivalents	233,068	186,016	73,570	238,724	68,807
Investment securities (4)	497,573	129,093	398,684	205,828	44,588
Loans held for sale (6)	747,593	1,439,889	174,999	199,970	0
Loans receivable not covered by Loss Sharing Agreements with the FDIC (5)	2,398,353	1,216,941	1,215,117	514,087	230,298
Allowance for loan losses	23,998	25,837	15,032	15,129	10,032
Loans receivable covered by Loss Sharing Agreements with the FDIC (5)	66,725	107,526	126,276	164,885	0
FDIC loss sharing receivable (5)	10,046	12,343	13,077	16,702	0
Deposits	2,959,922	2,440,818	1,583,189	1,245,690	313,927
Borrowings	771,750	471,000	331,000	11,000	0
Shareholders’ equity	386,623	269,475	147,748	105,140	21,503
Tangible common equity (8)	382,947	265,786	144,043	105,140	21,503
Selected Ratios and Share Data
Return on average assets	0.95%	1.02%	0.24%	3.40%	(4.69)%
Return on average equity	9.49%	12.69%	3.06%	41.29%	(65.35)%
Book value per share (3)	$15.96	$14.60	$13.02	$12.52	$11.68
Tangible book value per common share (3)(8)	$15.81	$14.40	$12.69	$12.52	$11.68
Common shares outstanding (3)	24,224,151	18,459,502	11,347,683	8,398,014	1,840,902
Net interest margin	3.17%	3.26%	2.47%	2.76%	2.62%
Equity to assets	9.31%	8.42%	7.11%	7.65%	6.14%
Tangible common equity to tangible assets (8)	9.23%	8.31%	6.95%	7.65%	6.14%
Tier 1 leverage ratio – Customers Bank	10.81%	7.74%	7.11%	8.67%	6.68%
Tier 1 leverage ratio – Customers Bancorp	10.11%	9.30%	7.37%	n/a	n/a
Tier 1 risk-based capital ratio – Customers Bank	13.33%	8.50%	9.66%	19.65%	9.76%
Tier 1 risk-based capital ratio – Customers Bancorp	12.44%	10.23%	10.01%	n/a	n/a
Total risk-based capital ratio – Customers Bank	14.11%	9.53%	10.78%	21.14%	11.77%
Total risk-based capital ratio – Customers Bancorp	13.21%	11.26%	11.13%	n/a	n/a
Asset Quality – Non-covered Assets (5)
Non-performing loans	$13,513	$22,347	$29,633	$22,242	$10,341
Non-performing loans to total non-covered loans	0.56%	1.84%	2.44%	4.33%	4.49%
Other real estate owned	$5,312	$4,005	$7,316	$1,906	$1,155
Non-performing assets	18,825	26,352	36,949	24,148	11,496
Non-performing non-covered assets to total non-covered assets	0.78%	2.16%	3.02%	4.68%	4.97%
Allowance for loan losses to total non-covered loans (7)	0.62%	1.20%	1.24%	2.94%	4.36%
Allowance for loan losses to non-performing non-covered loans (7)	109.16%	65.26%	50.73%	68.02%	97.01%
Net charge-offs	$6,894	$5,466	$9,547	$5,250	$4,622
Net charge-offs to average non-covered loans	0.38%	0.45%	1.10%	1.41%	2.04%
Asset Quality – Covered Assets (5)
Non-performing loans	$5,650	$10,504	$6,993	$8,084	$0
Non-performing loans to total covered loans	8.47%	22.69%	16.72%	9.18%	0.00%
Other real estate owned	$6,953	$4,109	$6,166	$5,342	$0
Non-performing assets	12,603	14,613	13,159	13,426	0
Non-performing assets to total covered assets	17.11%	13.09%	9.94%	7.89%	0.00%

(1)	On September 17, 2011, Customers Bancorp completed its acquisition of Berkshire Bancorp, Inc. using the purchase accounting method in accounting for the acquisition. The purchase method provides that all transactions after the acquisition date are reflected in the acquirers’ financial accounting records.
(2)	During the third quarter of 2010, Customers Bancorp acquired two banks in FDIC assisted transactions using the purchase accounting method.
(3)	Effective September 17, 2011, Customers Bank reorganized into the holding company structure pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a one-for-three basis for common stock of Customers Bancorp. All share and per share information for periods prior to the reorganization has been restated retrospectively to reflect the reorganization.
(4)	Includes available-for-sale and held-to-maturity investment securities.
(5)	Certain loans and other real estate owned (described as “covered”) acquired in the two FDIC assisted transactions in 2010 are subject to loss sharing agreements between Customers Bank and the FDIC. If certain provisions within the loss sharing agreements are maintained, the FDIC will reimburse Customers Bank for 80% of the unpaid principal balances and certain expenses. A loss sharing receivable was recorded based upon the credit evaluation of the acquired loan portfolio and the estimated periods for repayments. Loans receivable and assets that are not subject to the loss sharing agreement are described as “non-covered”.
(6)	In 2013 and 2012, loans held for sale included $747,593 and $1,248,935 of mortgage warehouse loans at fair value, respectively.
(7)	Allowance for loan losses used for this calculation excludes the portion related to purchased-credit-impaired (“PCI”) loans of $9.2 million in 2013 and $11.3 million in 2012.
(8)	Customers Bancorp’s selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include tangible common equity and tangible book value per common share and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Customers Bancorp calculates tangible common equity by excluding intangible assets from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding.

A reconciliation of shareholders’ equity to tangible common equity is set forth below.

	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Shareholders’ equity	$386,623	$269,475	$147,748	$105,140	$21,503
Less: intangible assets	(3,676)	(3,689)	(3,705)	0	0

Tangible common equity	$382,947	$265,786	$144,043	$105,140	$21,503

Shares outstanding	24,224	18,460	11,348	8,398	1,841

Book value per share	$15.96	$14.60	$13.02	$12.52	$11.68
Less: effect of excluding intangible assets	(0.15)	(0.20)	(0.33)	0	0

Tangible book value per share	$15.81	$14.40	$12.69	$12.52	$11.68

Total assets	$4,153,173	$3,201,234	$2,077,532	$1,374,407	$349,760
Less: intangible assets	(3,676)	(3,689)	(3,705)	0	0

Total tangible assets	$4,149,497	$3,197,545	$2,073,827	$1,374,407	$349,760

Equity to assets	9.31%	8.42%	7.11%	7.65%	6.15%
Less: effect of excluding intangible assets	(0.08)	(0.11)	(0.16)	0	0

Tangible common equity to tangible assets	9.23%	8.31%	6.95%	7.65%	6.15%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management Discussion and Analysis in conjunction with “Business – Executive Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2013. Certain amounts reported in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

Critical Accounting Policies

Customers Bancorp has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements. The Bancorp’s significant accounting policies are described in” NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to its audited financial statements.

Certain accounting policies involve significant judgments and assumptions by Customers Bancorp that have a material impact on the carrying value of certain assets and liabilities. Customers Bancorp considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of the Bancorp’s assets and liabilities and results of operations.

The following is a summary of the policies Customers Bancorp recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Available for Sale Securities, Fair Value Accounting, Accounting for Purchased-Credit-Impaired (PCI) Loans, FDIC Receivable for Loss, and Deferred Income Taxes.

Allowance for Loan Losses. Customers Bancorp maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated credit losses incurred as of the report date. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, the size and composition of the loan portfolio, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Bancorp’s results of operations in the future.

Estimates of cash flows expected to be collected for purchased-credit-impaired loans are updated each reporting period. If the Bank has probable decreases in expected cash flows to be collected after acquisition, the Bank charges the provision for loan losses and establishes an allowance for loan losses.

Stock-Based Compensation. Customers Bancorp recognizes compensation expense for share-based awards in accordance with FASB Accounting Standards Codification (“ASC”) 718 Compensation – Stock Compensation. Expense related to stock option awards is based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. Customers Bancorp utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price of the option, the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on our stock, and the current risk-free interest rate for the expected life of the option. The Bancorp’s estimate of the fair value of a stock option is based on expectations derived from its limited historical experience and may not necessarily equate to market value when fully vested.

Unrealized Gains and Losses on Securities Available for Sale. Customers Bancorp receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage backed securities and U.S. government agency securities. Customers Bancorp uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with securities that management does not intend to sell, and more likely than not that we will not be required to sell prior to maturity or market price recovery, were not considered to be other-than-temporarily impaired as of December 31, 2013 and December 31, 2012, because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. The unrealized losses associated with the equity investments that management does not intend to sell, and more likely than not we will not be required to sell, were not considered other-than- temporarily impaired as of December 31, 2013 or 2012 because the decrease in market price or foreign currency exchange rates was estimated to be temporary.

Fair Value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Customers Bancorp estimates fair value. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. US GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant uses of fair values include residential mortgage loans acquired subject to an agreement to resell, residential mortgage loans originated with an intent to sell, impaired loans and foreclosed property and the net assets acquired in business combinations. For additional information, refer to “NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.”

Purchased Credit-Impaired Loans

For certain acquired loans that have experienced a deterioration of credit quality, Customers Bancorp follows the guidance contained in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that were acquired in business combinations or asset purchases with evidence of credit deterioration since origination to the date acquired and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and non-accrual status, borrower credit scores and recent loan to value percentages. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance unless the loan type is excluded from its scope.

The fair value of loans with evidence of credit deterioration is recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent decreases in the estimated cash flows of the loan will generally result in a provision for loan losses. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at the time of acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.

Purchased-credit-impaired loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, the Bank re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on purchased-credit-impaired loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as non-accrual loans; however, when the timing and amounts of expected cash flows for purchased-credit-impaired loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans. Charge-offs are not recorded on purchased-credit-impaired loans until actual losses exceed the estimated losses that were recorded as purchase accounting adjustments at acquisition date.

FDIC Receivable for Loss Share Agreements. The majority of the loans and other real estate assets acquired in an FDIC-assisted acquisition is covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Bank for 80% of all losses incurred in connection with those assets. Management estimated the amount that the Bank will receive from the FDIC under the loss share agreements that will result from losses incurred as the Bank disposes of covered loans and other real estate assets and records the estimate as a receivable from the FDIC.

The FDIC loss sharing receivable is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. Management estimated the fair value of the FDIC loss sharing receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. Management reviews and updates the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and other real estate owned change. The ultimate realization of the FDIC loss sharing receivable depends on the performance of the underlying covered assets, the passage of time, and claims paid by the FDIC. Changes in estimated cash flows of the covered assets likewise result in changes in the estimated cash flows to be received pursuant to the reimbursement agreement between the Bank and the FDIC. An increase in a cash flow estimate for a covered loan will result in a decrease in the indemnification asset, and a decrease in a cash flow estimate for a covered loan will result in an increase in the indemnification asset. Increases to the indemnification asset are recorded as a reduction to the provision for loan losses and decreases to the indemnification asset are recorded either as an increase to the provision for loan losses (to the extent an increase in the FDIC receivable balance was previously recorded as a reduction to the provision for loan losses) or recognized over the life of the loss share agreements.

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

Accounting Changes

The Fair Value Option

The Bank elected the fair value option for mortgage warehouse lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short-term nature of the transaction and its inherent credit risk. The Bank also elected the fair value option for mortgage loans originated with the intent to sell effective October 1, 2013. These adoptions are in accordance with the parameters established by Accounting Standards Codification (“ASC”) 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. The interest income from the warehouse lending transactions and mortgage loans originated with the intent to sell are classified in “Interest Income – Loans held for sale” on the income statement. The unrealized fair value changes related to these loans are classified in “Mortgage banking income” on the consolidated statements of income. An allowance for loan losses is not recorded for loans measured at fair value since under ASC 825 as the exit price (the repurchase price or sales price) used as the fair value measure considers estimated credit losses.

Change in Accounting Estimates

Estimates of cash flows from purchased-credit-impaired loans were revised during the third quarter of 2012 due to a conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, interest income is based on an acquired loan’s expected cash flows. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software is a more precise quantification of future cash flows than the analysis that was previously calculated manually. Upon conversion to the new software, acquisition date loan values were loaded into the system, and the new software calculated their fair values using its complex valuation model. Conversion to the new system was completed in September 2012. To adjust the acquisition date loan balances recorded on Customers Bank’s books to the amounts calculated by the new software, approximately $4.5 million was recognized in other non-interest income in the third quarter of 2012. The revised valuation for the purchased-credit-impaired acquisition date loan balances due to the conversion to the new software was accounted for prospectively as a change in accounting estimate.

When converting to the new software system, the Bank was required to calculate the estimated cash flows from the various acquisition dates of the purchased-credit-impaired loans through the date the software was implemented as it was impracticable to perform these calculations on a monthly or quarterly basis. In the third quarter of 2012, approximately $4.5 million was recognized in interest income related to this change. The impact of the revised valuation of cash flows for the purchased-credit-impaired loan activity due to the conversion to the new software was accounted for prospectively as a change in accounting estimate.

Also during the third quarter of 2012, the Bank re-estimated the cash flows for the purchased-credit-impaired loans using current data. The re-estimated expected cash flows decreased from prior estimated cash flows. Consistent with ASC 310-10’s fundamental premise that a decrease in expected cash flows results in accrual of a loss contingency and should not result in a change in yield, the Bank evaluated the adequacy of the allowance for loan losses for purchased-credit-impaired loans and determined that an additional provision for loan losses of $7.5 million was appropriate. As a result of the changes in estimates, net income for the year ended December 31, 2012 increased by $900,000, net of tax, and basic and diluted earnings increased by $0.07 per share.

Background and Reorganization

Customers Bancorp was formed in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which Customers Bank became a wholly owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011. Pursuant to the Reorganization, all of the issued and outstanding shares of Voting Common Stock and Class B Non-Voting Common Stock of

Customers Bank were exchanged on a one-for-three basis for shares of Voting Common Stock and Class B Non-Voting Common Stock, respectively, of Customers Bancorp. The Bancorp is authorized to issue up to 100,000,000 shares of Voting Common Stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock. All share and per share information for periods prior to the reorganization has been restated to reflect the Reorganization, including the one-for-three consideration used in the Reorganization.

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

Accordingly, descriptions of balance sheet and income statement items prior to September 17, 2011 represent those of Customers Bank, and descriptions of balance sheet and income statement items after September 17, 2011 represent the consolidated results of Customers Bancorp. The consolidated results of operations and financial condition presented for those periods after the Reorganization Date, September 17, 2011, include combined results for Customers Bancorp and Customers Bank. All share and per share information has been retrospectively restated to reflect the Reorganization, including the one-for-three consideration used in the Reorganization.

Overview

The following discussion and analysis presents material factors affecting the financial condition of Customers Bancorp as of December 31, 2013 and December 31, 2012 and results of operations for the years ended December 31, 2013, 2012, and 2011. This discussion and analysis should be read in conjunction with the financial statements, notes thereto and other financial information of Customers Bancorp appearing elsewhere in this Form 10-K.

Like most financial institutions, Customers Bancorp derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. The Bancorp’s primary source of funds for making these loans and investments is its deposits, on which it pays interest. Consequently, one of the key measures of the Bancorp’s success is its amount of net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on these interest-bearing liabilities, which is called net interest spread.

There is credit risk inherent in all loans, so Customers Bancorp maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. The Bancorp maintains this allowance by charging a provision for loan losses against its operating earnings. Customers Bancorp has included a detailed discussion of this process, as well as several tables describing its allowance for loan losses.

2014 Economic Outlook

The growth outlook over the next twelve months looks moderate as the US economy continues to recover from the 2008-2009 recession. The economy has overcome many headwinds since the recession officially ended in 2009. Growth is likely to be restrained in 2014 because the consumer remains under pressure from a lack of true income growth. However, there are several positive developments. There is less uncertainty facing businesses in 2014 due to the two year budget agreement and a more certain political landscape. Unemployment rates continue to be moderate in the geographic regions in which Customers competes. The Federal Reserve has begun reducing its historic quantitative easing economic intervention, indicating its views of a more stable economy. Furthermore, the Federal Reserve has indicated short-term interest rates are not expected to increase until 2015, and the Federal Reserve has indicated it will tolerate some inflation over increasing short-term rates. Additionally, there is a more robust manufacturing base and balanced housing market which should all contribute to growth in the 2.00% to 2.50% range for 2014.

While the outlook in the US remains optimistic, fears of a slowing China could have a negative impact on the US economy as well as the global economy. While many feel that a Chinese slowdown is expected, a deeper than expected slowdown could cause ripple effects across the globe. In the Bancorp’s market area, management sees continued moderate (2%-3%) growth in 2014. The housing market appears to have stabilized with modest increases in value in selected areas. Unemployment should remain at current rates or slightly improve during the year. Management is seeing improvement in loan demand in the Bancorp’s commercial and industrial, multi-family and commercial real estate loan portfolios and expects to significantly improve mortgage lending in the coming year. There continues to be some uncertainty in the political and external environments in 2014, and it is likely that these challenging conditions will continue in the next few years. Overall, the Bancorp’s management is optimistic that 2014 will show a continuation of the improving environment that was seen in 2013.

Results of Operations

The following discussion of Customers Bancorp’s consolidated results of operations should be read in conjunction with its consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES” and “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” for information concerning certain significant accounting policies and estimates applied in determining reported results of operations.

For the years ended December 31, 2013 and 2012

Net income available to common shareholders increased $8.9 million (37.3%) to $32.7 million for the year ended December 31, 2013, compared to $23.8 million for the year ended December 31, 2012. The increased net income resulted from a $31.4 million increase in net interest income and a $12.0 million decrease in the provision for loan losses, offset by decreases in non-interest income of $5.9 million, an increase in non-interest expense of $23.4 million and a $5.3 million increase in income tax expense.

The increased net interest income of $31.4 million (43.8%) for the year ended December 31, 2013 to $103.2 million compared to $71.8 million for the year ended December 31, 2012 resulted principally from an increase in average loan balances (loans held for sale and loans receivable) of $964.7 million to $2.8 billion, offset in part by a 39 basis point decrease in average yields on loans to 4.26% net with a 22 basis point decrease in the cost of funding. The growth in average loans was principally in loans to mortgage bankers to fund warehouse lines and multi-family and other commercial real estate loans. The decrease in yield results from a combination of changed market conditions, including increased competition for loans, and product mix, as secured multi-family loans yield less than other commercial products and was our primary growth area.

During 2013, the provision for loan losses was $2.2 million, a decrease of $12.0 million from a provision of $14.3 million during 2012. The decrease in the provision for loan losses in 2013 resulted primarily from (i) $7.5 million increase in the provision recorded in 2012 due to the re-estimation of cash flows related to purchased-credit-impaired loans, (ii) $2.6 million reduction in the provision during 2013 due to better sustained performance of the Bancorp’s commercial (including multi-family) and residential mortgage loan portfolios, (iii) $0.3 million net reduction in the provision, including the effect of a write-down of the FDIC receivable balance, in 2013 upon final payoff of covered loans which previously had a specific allowance, and (iv) approximately $1.6 million net reduction in the provision due to generally decreased delinquencies and improved asset quality and market conditions partially offset by an increase in the provision for asset growth during 2013.

Non-interest income declined $5.9 million in the year ended December 31, 2013 to $23.3 million compared to $29.2 million for the year ended December 31, 2012. The decrease in 2013 is attributed to the $7.7 million decrease in gains on sales of investment securities, offset in part by the launching of the mortgage banking business (generating $1.1 million of income) and increased investment in bank-owned life insurance (generating an increase in income of $1.1 million).

Non-interest expense increased $23.4 million during the year ended December 31, 2013 to $74.0 million compared to $50.7 million during the year ended December 31, 2012. Expenses increased in 2013 compared to 2012 principally for salaries and employee benefits as staffing levels grew to support the growing business (up $11.6 million), assessment for FDIC insurance and other regulatory fees as the bank grew and other costs were incurred ($2.5 million), professional services for loan workout, litigation, and development of materials to respond to regulatory inquiries increased reflecting growth and more complex issues ($2.1 million), occupancy as the business expansion into new markets and increased activity in existing markets required additional facilities ($2.0 million), and a provision for loss contingency as a result of a fraud perpetrated on a loan to fund a residential mortgage warehouse line of credit ($2.0 million).

Income tax expense increased $5.3 million in 2013 to $17.6 million compared to $12.3 million in 2012. The increased income tax expense was driven primarily from the increase in taxable income in 2013 compared to 2012 (up $36.1 million to $50.3 million) and a 1.0% increase in the effective tax rate to 35.0% from 34.0% due to an increase in pre-tax book income.

For the years ended December 31, 2012 and 2011

Net income available to common shareholders increased $19.8 million (496.9%) to $23.8 million for the year ended December 31, 2012 compared to $4.0 million for the year ended December 31, 2011. The $19.8 million increase in net income resulted principally from a $33.0 million increase in net interest income and a $17.8 million increase in non-interest income, offset in part by a $6.8 million increase in the provision for loan losses, a $13.8 million increase in non-interest expenses, and a $10.4 million increase in income tax expense.

The increase in net interest income of $33.0 million (85.1%) to $71.8 million for the year ended December 31, 2012 resulted largely from an increase in average loan balances (loans held for sale and loan receivable) of $916.6 million to $1.9 billion, offset in part by a 33 basis point decrease in average yields on loans to 4.65% net with a decrease in the cost of funding of 47 basis points. The increased average balances resulted generally from Customers efforts to build its loans to fund mortgage business activities as well as its other loan lines. The decrease in interest rates reflects general market behavior as rates declined during 2012. Customers also decreased its investment security balances during 2012 (average securities balances were down approximately $257.2 million in 2012 compared to 2011), using the sales proceeds to fund a portion of the loan growth.

2012 Non-interest income increased $17.8 million to $29.2 million compared to 2011 non-interest income of $11.5 million. Non-interest income increased largely due to an increase in the gain on sale of investment securities of $6.3 million as the securities portfolio was in part liquidated to fund loan growth, the increase in mortgage warehouse transactional fees of $6.7 million as loans to fund mortgage warehouse lines of credit grew indicating a higher number of transactions flowing through the accounts, and a $4.5 million addition to the FDIC Indemnification asset to reflect changed estimated of related cash flows.

The $6.8 million provision for loan losses increase in 2012 to $14.3 million compared to $7.5 million in 2011 resulted largely from the $7.5 million provision made to recognize impairment related to the purchased-credit-impaired loan portfolio. In 2012 a review of the estimated cash flows of these loans identified decreases in estimated amounts to be received than previously estimated, resulting in recognition of the impairment.

The increase in non-interest expense of $13.8 million in 2012 to $50.7 million compared to the 2011 non-interest expense of $36.9 million resulted principally from an increase in salaries and employee benefits of $7.2 million as the business expanded and employees were hired and an increase in occupancy of $2.5 million as facilities were expanded or added to support the growing business.

Income tax expense increased $10.4 million in 2012 to $12.3 million compared to $1.8 million in 2011. The increased income tax expense resulted in large part from the increase in taxable income in 2012 compared to 2011 (up $30.2 million to $36.1 million) and a 2.7% increase in the effective tax rate to 34.0% from 31.3% due to an increase in pre-tax book income, which diluted the impact of bank owned life insurance and other permanent differences.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings. The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	For the Year ended December 31,
	2013			2012			2011
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
	(dollars in thousands)
Assets
Interest-earning deposits	$190,642	$482	0.25%	$138,655	$352	0.25%	$164,376	$416	0.25%
Federal funds sold	0	0	0.00	0	0	0.00	2,285	3	0.15
Investment securities, taxable (A)	260,862	6,314	2.42	224,075	6,663	2.97	481,319	14,063	2.92
Investment securities, non-taxable (A)	0	0	0.00	1,642	68	4.16	2,080	86	4.15
Loans held for sale	992,421	38,140	3.84	423,886	15,950	3.76	139,072	5,279	3.80
Loans, taxable (B)	1,825,634	82,127	4.50	1,429,200	70,334	4.92	797,435	41,335	5.18
Loans, non-taxable (B)	16,677	453	2.71	7,596	176	2.31	1,304	63	4.86
Allowance for loan losses	(26,800)			(17,865)			(15,316)

Total interest-earning assets	3,259,436	127,516	3.91	2,207,189	93,543	4.24	1,572,555	61,245	3.89

Non-interest-earning assets	195,900			118,114			83,017

Total assets	$3,455,336			$2,325,303			$1,655,572

Liabilities
Interest checking	$45,613	237	0.52	$36,701	193	0.52	20,364	95	0.46
Money market deposit accounts	1,112,009	7,606	0.68	856,338	7,423	0.87	505,269	6,705	1.33
Other savings	26,191	120	0.46	20,267	112	0.56	13,542	92	0.68
Certificates of deposit	1,251,707	13,057	1.04	935,207	13,348	1.43	808,637	14,969	1.85

Total interest-bearing deposits	2,435,520	21,020	0.86	1,848,513	21,076	1.14	1,347,812	21,861	1.62
Borrowings	278,297	3,281	1.18	100,484	685	0.68	68,553	603	0.88

Total interest-bearing liabilities	2,713,817	24,301	0.90	1,948,997	21,761	1.12	1,416,365	22,464	1.59

Non-interest-bearing deposits	385,175			180,719			94,768

Total deposits and borrowings	3,098,992		0.78	2,129,716		1.02	1,511,133		1.49
Other non-interest-bearing liabilities	11,791			7,952			12,423

Total liabilities	3,110,783			2,137,668			1,523,556
Shareholders’ Equity	344,553			187,635			132,016

Total liabilities and shareholders’ equity	$3,455,336			$2,325,303			$1,655,572

Net interest earnings		103,215			71,782			38,781
Tax-equivalent adjustment (C)		244			131			81

Net interest earnings		$103,459			$71,913			$38,862

Interest spread			3.13%			3.22%			2.41%
Net interest margin (D)			3.17			3.25			2.47
Net interest margin tax equivalent (C)(D)			3.17			3.26			2.47

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

(D)	Excluding the adjustment to interest income for the change in accounting estimate on purchased-credit-impaired loans of $4.5 million, net interest margin and net interest margin tax equivalent are 3.05% for the twelve months ended December 31, 2012.
(E)	Certain amounts reported in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Interest income:

Interest earning deposits	$0	$130	$130	$0	$(64)	$(64)
Federal funds sold	0	0	0	(3)	0	(3)
Investment securities, taxable	(1,232)	883	(349)	241	(7,641)	(7,400)
Investment securities, non-taxable	(68)	0	(68)	0	(18)	(18)
Loans held for sale	339	21,851	22,190	(56)	10,727	10,671
Loans, taxable	(6,003)	17,796	11,793	(2,073)	31,072	28,999
Loans, non-taxable	30	247	277	(33)	146	113

Total interest income	(6,934)	40,907	33,973	(1,924)	34,222	32,298

Interest expense:
Interest checking	0	44	44	12	86	98
Money market deposit accounts	(1,627)	1,810	183	(2,324)	3,042	718
Savings	(20)	28	8	(16)	36	20
Certificates of deposit	(3,647)	3,356	(291)	(3,396)	1,775	(1,621)

Total interest bearing deposits	(5,294)	5,238	(56)	(5,724)	4,939	(785)
Borrowings	502	2,094	2,596	(137)	219	82

Total interest expense	(4,792)	7,332	2,540	(5,861)	5,158	(703)

Net interest income	$(2,142)	$33,575	$31,433	$3,937	$29,064	$33,001

For the years ended December 31, 2013 and 2012

Net interest income for the year ended December 31, 2013 was $103.2 million, an increase of $31.4 million, or 43.8%, when compared to net interest income for the year ended December 31, 2012 of $71.8 million. This increase in net interest income was primarily attributable to an increase of $568.5 million in average loans held for sale, principally loans to mortgage bankers to fund inventory, and an increase of $396.4 million in average loans, taxable driven by increased average balances in commercial and multi-family loans.

The key measure of net interest income is net interest margin. While the Bancorp’s net interest margin decreased to 3.17% for the year ended December 31, 2013 from 3.25% for the year ended December 31, 2012, the impact on net interest income was secondary to the significant increases in loan volume.

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

The key measure of net interest income is net interest margin. The Bancorp’s net interest margin increased to 3.25% for 2012 from 2.47% for 2011.

PROVISION FOR LOAN LOSSES

For more information about our provision and allowance for loan losses methodology and our loss experience, see “Credit Risk” and “Asset Quality” herein and “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.”

For the years ended December 31, 2013 and 2012

Customers maintains its allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The allowance for loan losses is estimated as of the end of each quarter and compared to the balance recorded in the general ledger net of charge-offs and recoveries. The allowance is adjusted to the estimated allowance for loan losses balance via a charge (or debit) to the provision for loan losses. At December 31, 2013, approximately 2.1 % of the total loan portfolio was covered under loss sharing agreements with the FDIC. Reductions in estimated cash flows on the covered loans are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements.

During 2013, the provision for loan losses was $2.2 million, a decrease of $12.0 million from a provision of $14.3 million during 2012. The decrease in the provision for loan losses in 2013 resulted primarily from (i) $7.5 million increase in the provision recorded in 2012 due to the re-estimation of cash flows related to purchased-credit-impaired loans, (ii) $2.6 million reduction in the provision during 2013 due to better sustained performance of the Bancorp’s commercial (including multi-family) and residential mortgage loan portfolios, (iii) $0.3 million net reduction in the provision, including the effect of a write-down of the FDIC receivable balance, in 2013 upon final payoff of covered loans which previously had a specific allowance, and (iv) approximately $1.6 million net reduction in the provision due to generally decreased delinquencies and improved asset quality and market conditions, partially offset by an increase in the provision for asset growth during 2013.

The majority of the Bank’s borrowers are small, local businesses and individuals with investments in residential or commercial real estate. The typical borrower provides self-prepared or accountant-assisted financial statements and tax returns that are not audited, and therefore are less reliable than information that would be obtained from more sophisticated borrowers. The absence of objectively verified financial information is a challenge to all community banks and represents a layer of risk that must be considered in judging the adequacy of the allowance for loan losses.

For the years ended December 31, 2012 and 2011

During 2012, the provision for loan losses was $14.3 million, an increase of $6.8 million from $7.5 million in 2011. The year over year increase is primarily related to asset growth in the commercial and residential real estate loan portfolios as well as a $7.5 million adjustment that is attributable to the change in accounting estimate for the re-estimation of cash flows for the purchased-credit-impaired loans. Since July 2012, the majority of the Bank’s warehouse loans were accounted for at fair value, and accordingly no allowance for loan losses was recognized for these loans in 2012, compared to an allowance of $0.9 million in 2011. Net charge-offs were $5.5 million and $9.5 million, respectively, for the years ended December 31, 2012 and 2011.

As a result of significant changes to the Bank’s underwriting guidelines in 2009, all loans originated subsequent to 2009 have been grouped separately and are called the Post 2009 portfolio. This portfolio continues to perform very well with almost no delinquencies, however, due to growth in loan volume for construction and commercial real estate, the allowance related to the Post 2009 portfolio increased by $3.5 million. This increase was offset by a decrease in the Legacy, or pre-2009, originated portfolio of $1.6 million due mainly to principal repayments.

For the acquired portfolio, the level of delinquent, non-performing, and impaired loans increased in 2012 compared to 2011. Customers Bancorp recorded a provision for loan losses of $4.1 million for Berkshire in 2012, and increased the provision for the FDIC covered loans by $3.2 million. These increases were recorded in part in an adjustment of $7.5 million that was recorded to the provision for loan losses during the third quarter of 2012 that was related to a change in accounting estimate for the purchased-credit-impaired loans. For additional information about the change in accounting estimate refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION – Change in Accounting Estimates.”

On July 24, 2012, the Bank purchased $62.4 million in manufactured housing loans with a recourse provision, whereby the Bank is reimbursed by the originator for any incurred losses on them, and therefore there are no anticipated losses requiring an allowance for loan losses for these loans.

NON-INTEREST INCOME

The chart below shows the various components of non-interest income for each of the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Mortgage warehouse transaction fees	$12,962	$12,289	$5,581
Bank owned life insurance	2,482	1,332	1,404
Gains on sales of investment securities	1,274	9,017	2,731
Mortgage banking income	1,142	0	0
Gains on sales of SBA loans	852	357	329
Deposit fees	675	481	436
Other	3,956	5,753	988

Total non-interest income	$23,343	$29,229	$11,469

For the years ended December 31, 2013 and 2012

Non-interest income was $23.3 million for the year ended December 31, 2013, a decrease of $5.9 million from non-interest income of $29.2 million for the year ended December 31, 2012. The decrease was primarily the result of the $9.0 million gain realized on the sale of available-for-sale securities, the majority of which were realized in the second quarter of 2012 in the amount of $8.8 million, which was executed to provide funding for loan growth. Also, 2012 other non-interest income includes a benefit of $4.5 million resulting from an increased estimate of cash flows to be received from the FDIC for future losses on covered loans. Offsetting these decreases is income recognized on mortgage banking income of $1.1 million as Customers launched this business and a gain of $1.3 million on securities sold to strategically reduce interest rate risk in the investment portfolio.

For the years ended December 31, 2012 and 2011

Non-interest income was $29.2 million for the year ended December 31, 2012, an increase of $17.8 million from non-interest income of $11.5 million for the year ended December 31, 2011. This increase was due to: (1) an increase of $6.7 million in mortgage warehouse transaction fees due to increased volume during the year, (2) a net gain on the sale of investment securities of $9.0 was realized in 2012 primarily due to the sale of $257.6 million in available-for-sale securities in the second quarter of 2012, which was executed to provide funding for loan growth, and (3) an adjustment of $4.5 million to other non-interest income that was related to a change in accounting estimate for the purchased-credit-impaired loans. For additional information about the change in accounting estimate refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION– Change in Accounting Estimates.”

NON-INTEREST EXPENSE

The below chart shows the various components of non-interest expense for each of the years ended December 31, 2013, 2012, and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Salaries and employee benefits	$35,493	$23,846	$16,602
Occupancy	8,829	6,816	4,286
FDIC assessments, taxes, and regulatory fees	5,568	3,037	2,366
Professional services	5,548	3,468	5,124
Technology, communication and bank operations	4,330	2,805	1,797
Loan workout	2,245	2,243	1,429
Loss contingency	2,000	0	0
Other real estate owned	1,365	(85)	809
Advertising and promotion	1,274	1,219	994
Merger related expenses	352	90	531
Stock offering expenses	0	1,437	0
Other	7,020	5,775	2,948

Total non-interest expenses	$74,024	$50,651	$36,886

The below chart shows the various components of other non-interest expense for each of the years ended December 31, 2013, 2012, and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Loan insurance expense	$477	$1,344	$928
Loan origination and servicing fees	2,069	905	137
Customer related and office supplies	394	345	317
Other	4,080	3,181	1,566

Total other non-interest expenses	$7,020	$5,775	$2,948

For the years ended December 31, 2013 and 2012

Non-interest expense was $74.0 million for the year ended December 31, 2013, which was an increase of $23.4 million over non-interest expense of $50.7 million for the year ended December 31, 2012.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $11.6 million (48.8%) to $35.5 million for the year ended December 31, 2013 from $23.8 million for the year ended December 31, 2012. The primary reason for this increase was due to the increase in the number of employees from 242 full-time equivalents at December 31, 2012 to 383 full-time equivalents at December 31, 2013. This was directly related to the need for additional employees to support our organic growth and the expansion into new markets. Specifically, the increased headcount is needed to support our growing commercial loan, multi-family/commercial real estate, and mortgage banking businesses and the related administrative support.

Occupancy expense increased by 29.5%, or $2.0 million, rising to $8.8 million for the year-ended December 31, 2013 from $6.8 million for the year-ended December 31, 2012. The increase was related to building the infrastructure to support our growth as well as the cost of expansion into new markets.

FDIC assessments, taxes and regulatory fees increased by 83.3%, or $2.5 million to $5.6 million for the year-ended December 31, 2013 from $3.0 million for the year-ended December 31, 2012. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, deposit premiums and other regulatory and filing fees.

Professional services expense increased by 60.0%, or $2.1 million, to $5.5 million for the year-ended December 31, 2013 from $3.5 million for the year-ended December 31, 2012. This increase was primarily attributable to higher legal and consulting expenses in 2013 related to regulatory filings and other matters, including responding to alleged Fair Lending violations.

Technology communication and bank operations increased by 54.4%, or $1.5 million, rising to $4.3 million for the year-ended December 31, 2013 from $2.8 million for the year-ended December 31, 2012. The primary reason for this increase was related to building the infrastructure to support the growth through increased technology improvements and upgrades as well as the costs related to expanding of technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million. The Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold during 2013. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator in 2013. During 2013, a loss contingency expense of $2.0 million was provided, resulting in a net amount of $0.7 million classified in other assets as of December 31, 2013.

Other expenses increased by 21.6%, or $1.2 million to $7.0 million for the year-ended December 31, 2013, compared to $5.8 million for the year-ended December 31, 2012. The increase was primarily attributed to the $1.2 million increase in loan origination and servicing fees to $2.1 million for the year-ended December 31, 2013, compared to $0.9 million for the year-ended December 31, 2012.

For the years ended December 31, 2012 and 2011

Non-interest expense was $50.7 million for the year ended December 31, 2012, which was an increase of $13.8 million over non-interest expense of $36.9 million for the year ended December 31, 2011. The following contributed to the higher 2012 non-interest expense: Salaries and employee benefits, which represent the largest component of non-interest expense, increased by $7.2 million; occupancy expense increased by $2.5 million; and technology, communications, and bank operations expense increased by $1.0 million. The increase in these expenses related primarily to the hiring of additional employees to support the Bancorp’s growth, the Berkshire acquisition which added three additional branches, and opening of additional branches. The stock offering expenses of $1.4 million were recorded in 2012 as a result of the postponement of the Bancorp’s public offering of Voting Common Stock in May 2012. The increase of $0.7 million in FDIC assessments, taxes, and regulatory fees was attributed to increases in FDIC premiums primarily as a result of the growth of the Bancorp’s assessment base (average consolidated total assets minus average tangible equity) and additional Pennsylvania shares tax expense due to the Bancorp’s increased asset size. Offsetting the increased expenses were decreases in professional services expense of $1.7 million. This decrease was primarily attributable to legal and consulting expenses incurred in 2011 related to regulatory filings and the Berkshire acquisition. Loan insurance and loan origination and servicing fees increased due to higher loan volume.

INCOME TAXES

For the years ended December 31, 2013 and 2012

The income tax expense and effective tax rate include both federal and state income taxes. In 2013, income tax expense was $17.6 million with an effective tax rate of 35%, compared to an expense of $12.3 million and a rate of 34.00% for 2012. Income tax expense was driven primarily by net income before taxes of $50.3 million and $36.1 million, for the twelve months ended December 31, 2013, and December 31, 2012, respectively. In 2013, income tax expense was offset by a tax benefit from bank-owned life insurance of $869,000, or a 1.73% tax rate reduction. In 2012, income tax expense was offset by a tax benefit from bank owned life insurance of $466,000, or a 1.29% tax rate reduction.

For the years ended December 31, 2012 and 2011

The income tax expense and effective tax rate include both federal and state income taxes. In 2012, income tax expense was $12.3 million with an effective tax rate of 34%, compared to an expense of $1.8 million and a rate of 31.27% for 2011. Income tax expense was driven primarily by net income before taxes of $36.1 million and $5.9 million, for the twelve months ended December 31, 2012, and December 31, 2011, respectively. In 2012, income tax expense was offset by a tax benefit from bank-owned life insurance of $466,000, or a 1.29% tax rate reduction. In 2011, income tax expense was offset by a tax benefit from bank owned life insurance of $490,000, or an 8.35% tax rate reduction.

For additional information regarding the Bancorp’s income taxes, refer to “NOTE 15 – INCOME TAXES” in the consolidated financial statements appearing in Part II, Item 8.

FINANCIAL CONDITION

GENERAL

Total assets were $4.2 billion at December 31, 2013. This represented a $1.0 billion, or 29.7% increase from $3.2 billion at December 31, 2012. The major change in our financial position occurred as the result of the growth in loans receivable not covered by loss sharing agreements with the FDIC, which increased by 97.1% or $1.2 billion to $2.4 billion at September 30, 2013, from $1.2 billion at December 31, 2012.

The main driver of the increase in assets was primarily from the expansion of multi-family/commercial real estate lending, which increased by $1.0 billion (111.2%) to $1.8 billion at December 31, 2013 from $0.8 billion at December 31, 2012. Additionally, commercial and industrial loans increased by $159.0 million (184.4%) to $245.3 million at December 31, 2013 from $86.3 million at December 31, 2012. Approximately 97.5% of the commercial loan growth from December 31, 2012 was the result of the purchase of $155.1 million of commercial loans from Flagstar Bank on March 28, 2013. In addition, as part of our organic growth strategy, Customers established a branch in the City of Philadelphia to, among other objectives, service underserved and lower-and-moderate-income customers.

Total liabilities were $3.8 billion at December 31, 2013. This represented a $0.8 billion, or 28.5%, increase from $2.9 billion at December 31, 2012. The increase in total liabilities was due to a higher level of deposits in 2013, compared to 2012. Total deposits grew by $0.5 billion (21.3%), to $3.0 billion at December 31, 2013 from $2.4 billion at December 31, 2012. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. These networks provide low-cost funding alternatives to retail deposits and diversity to the Bank’s sources of funds. The increase in bank deposits was primarily due to the introduction of student deposits in 2013. The growth in retail deposits was primarily due to exceptional sales execution, despite lower interest rates in 2013.

The following table sets forth certain key condensed balance sheet data:

	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$233,068	$186,016
Investment securities, available for sale	497,573	129,093
Loans held for sale (includes $747,593 and $1,248,935, respectively, at fair value)	747,593	1,439,889
Loans receivable not covered under Loss Sharing Agreements with the FDIC	2,398,353	1,216,941
Loans receivable covered under Loss Sharing Agreements with the FDIC	66,725	107,526
Total loans receivable, net of the allowance for loan losses	2,441,080	1,298,630
Total assets	4,153,173	3,201,234
Total deposits	2,959,922	2,440,818
Federal funds purchased	13,000	5,000
FHLB advances	706,500	471,000
Other borrowings	65,250	2,000
Total liabilities	3,766,550	2,931,759
Total shareholders’ equity	386,623	269,475
Total liabilities and shareholders’ equity	4,153,173	3,201,234

CASH AND DUE FROM BANKS

Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $59.3 million at December 31, 2013. This represents a $46.4 million increase from $12.9 million at December 31, 2012. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank.

INTEREST-EARNING DEPOSITS WITH BANKS

Interest earning deposits consist mainly of deposits at the Federal Reserve Bank of Philadelphia. These deposits totaled $173.7 million at December 31, 2013, which is a $0.6 million decrease from $173.1 million at December 31, 2012. This balance varies from day to day, depending on several factors, such as variations in customers’ deposits with the Bank and the payment of checks drawn on customers’ accounts.

INVESTMENT SECURITIES

The investment securities portfolio is an important source of interest income and liquidity. It consists of U.S. Treasury, government agency and mortgage-backed securities (guaranteed by an agency of the United States government and non-agency guaranteed), municipal securities, domestic corporate debt, asset-backed securities, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.

At December 31, 2013, investment securities were $497.6 million compared to $129.1 million at December 31, 2012. The increase was primarily the result of the purchase of Agency Mortgage-Backed Securities, some of which qualified as CRA-eligible investments. The CRA-eligible securities are comprised of loans in our assessment area. During the third quarter of 2013, Customers Bank invested excess liquidity generated from a reduction in warehouse loan balances and increased non-interest bearing demand deposit account’s into Agency Collateralized Mortgage-Backed Securities.

Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.

The following table sets forth the amortized cost of the investment securities at the last three fiscal year ends:

	December 31,
	2013	2012	2011
	(in thousands)
Available for Sale:
U.S. Treasury and government agencies	$0	$0	$1,002
Mortgage-backed securities (1)	461,988	102,449	55,818
Asset-backed securities	0	0	622
Municipal securities	0	0	2,071
Corporate notes	25,000	25,000	20,000
Equity securities (2)	23,074	6	0

	$510,062	$127,455	$79,513

Held to Maturity:
Mortgage-backed securities (1)	$0	$0	$319,547

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity in 2013.

For financial reporting purposes, available-for-sale securities are carried at fair value.

The following table sets forth information about the maturities and weighted-average yield of the securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2013
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No Specific Maturity	Total	Total
	(dollars in thousands)
Available for Sale

Mortgage-backed securities	$—	$—	$—	$—	$461,988	$461,988	$451,536
Yield	—	—	—	—	2.50%	2.50%	—
Corporate notes	—	25,000	—	—	—	25,000	25,323
Yield	—	2.70%	—	—	—	2.70%	—

Equity securities	—	—	—	—	23,074	23,074	20,714
Yield	—	—	—	—	0.00%	0.00%	—

Total	$—	$25,000	$—	$—	$485,062	$510,062	$497,573

Weighted Average Yield	—%	2.70%	—%	—%	2.50%	2.52%

The mortgage-backed securities in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages. The corporate notes in the portfolio are high-quality investments in financial service industry companies.

LOANS

Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loan portfolio is primarily comprised of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, construction, and commercial and industrial loans. The Bank continues to focus on small business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:

Commercial Lending

The Bank’s commercial lending is divided into three groups: Business Banking, Small Business Banking, and Multi-family/commercial real estate. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.

The commercial lending group focuses on companies with annual revenues ranging from $5 million to $50 million, which typically have credit requirements between $0.5 million and $10 million.

The small business banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated Small Business relationship managers. The support administration of this platform is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for the Bank’s sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.

As of December 31, 2013, the Bank had $2.2 billion in commercial loans outstanding, composing approximately 67.1% of its total loan portfolio, which includes loans held for sale, compared to $1.0 million, composing approximately 37.0% at December 31, 2012.

Specialty Lending

In 2009, the Bank launched its lending to mortgage banking businesses products, which provide financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during the period of excessive market turmoil. There is an opportunity to provide liquidity to this business at attractive spreads. There is also opportunity to attract escrow deposits and to generate fee income in this business.

The goal of the warehouse lending group is to provide liquidity to mortgage companies. These lines are used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The residential loans are taken as collateral for Customers’ loans. As of December 31, 2013, loans in the warehouse lending portfolio totaled $740.7 million outstanding, comprising 23.0% of the Bank’s total loan portfolio, which includes loans held for sale.

The goal of the Bank’s multi-family/commercial real estate lending products is to build a portfolio of high-quality multi-family and commercial real estate loans within the Bank’s covered markets, while cross selling other products and services. This product primarily supports refinancing existing loans using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2013, the Bank had multi-family loans of $1.1 billion outstanding, making up approximately 33.3% of the Bank’s total loan portfolio, which includes loans held for sale, compared to $0.4 billion, or approximately 12.9% of the total loan portfolio at December 31, 2012.

Consumer Lending

The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. As of December 31, 2013, the Bank had $166.1 million in consumer loans outstanding, or 5.2% of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.

Customers Bank has launched a community outreach program in Philadelphia to encourage a higher percentage of homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. As part of this commitment, a loan production office is open in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s assessment areas.

The composition of net loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Covered Loans:
Construction	$14,627	$27,792	$37,926	$38,280	$—
Business Banking:
Commercial real estate	24,258	44,901	48,789	75,245	—
Commercial and industrial	5,814	11,153	13,084	22,876	—
Residential real estate	18,733	19,952	22,465	23,822	—
Manufactured housing	3,293	3,728	4,012	4,662	—

Total loan receivable covered under FDIC loss sharing agreements (a)	66,725	107,526	126,276	164,885	—

Non-Covered Loans:
Construction	36,901	28,897	15,271	13,387	21,742
Commercial real estate/multi-family	1,835,186	835,488	350,929	144,849	133,433
Commercial and industrial	239,509	75,118	69,736	35,942	25,290
Mortgage warehouse (b)	866	9,565	619,318	186,113	16,435
Manufactured housing	139,471	154,703	104,565	102,924	—
Residential real estate	145,188	109,430	53,476	28,964	27,422
Consumer	2,144	2,061	2,211	1,581	5,524
Unearned origination (fees) costs, net	(912)	1,679	(389)	327	452

Total loan receivable not covered under FDIC loss sharing agreements	2,398,353	1,216,941	1,215,117	514,087	230,298

Total loans receivable	2,465,078	1,324,467	1,341,393	678,972	230,298
Allowance for loan losses	(23,998)	(25,837)	(15,032)	(15,129)	(10,032)

Loans receivable, net	$2,441,080	$1,298,630	$1,326,361	$663,843	$220,266

(a)	Covered loans receivable acquired from the former USA Bank and ISN Bank are covered under the FDIC loss sharing agreements over a five to ten year period, depending upon the type of loan.
(b)	During the third quarter of 2012, the Bancorp elected the fair value option for certain warehouse lending transactions originated after July 1, 2012. The documentation on the loans was modified to a purchase with agreement to resell contract. As such, qualified warehouse lending transactions on its balance sheet at December 31, 2013 and 2012, were accounted for at fair value and classified as held for sale. Warehouse lending transactions on the Bancorp’s balance sheet at December 31, 2011 were classified as loans receivable not covered under FDIC loss sharing agreements.

Mortgage warehouse loans and certain residential loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $0.7 billion and $1.4 billion at December 31, 2013 and 2012, respectively. Loans held for sale are not included in the loan receivable amounts. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.

Loans receivable, net, increased by $1.1 billion to $2.4 billion at December 31, 2013 from $1.3 billion at December 31, 2012. In the first quarter of 2013, the bank acquired $182.3 million in commercial loan commitments from Michigan-based Flagstar Bank of which $139.6 million is currently outstanding. In addition, the increase in Loans receivable, net, was also attributable to higher balances for commercial real estate and commercial and industrial loans which increased $979.1 million and $159.1 million, respectively from December 31, 2012. The multi-family/commercial real estate loan balance is increasing due to the focus on this element of Customers’ organic growth strategy. Offsetting these increases in part was the loan runoff for purchased-credit-impaired and covered loans.

The following table sets forth certain categories of loans* as of December 31, 2013, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Construction	$16,639	$1,174	$33,715	$51,528
Commercial real estate	46,288	632,974	1,180,283	1,859,545
Commercial and industrial	62,196	42,496	137,408	242,100

Total	$125,123	$676,644	$1,351,406	$2,153,173

Amount of such loans with:
Predetermined rates	$48,063	$606,319	$1,060,256	$1,714,638
Floating or adjustable rates	77,060	70,325	291,150	438,535

Total	$125,123	$676,644	$1,351,406	$2,153,173

*	Includes covered and non-covered loans.

CREDIT RISK

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing prudential underwriting standards, by collection efforts and by continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added, to the allowance for loan losses when and as appropriate, but at least quarterly. The allowance for loan losses is evaluated at least quarterly.

The provision for loan losses was $2.2 million, $14.3 million, and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $24.0 million, or 1.0% of total non-covered loans, at December 31, 2013, and $25.8 million, or 2.1% of total non-covered loans, at December 31, 2012. The coverage ratio declined during 2013 largely due to the decrease in non-performing loans as a result of net-charge-offs ($6.9 million), transfers to other real estate owned, sustained performance improvements that led to lower reserve factors for commercial, multi-family and residential mortgage loans, and the growth of the multi-family loan portfolio which draws only a 40 bps reserve level due to its historical payment experience. Net charge-offs were $6.9 million for the year ended December 31, 2013, an increase of $1.4 million compared to the $5.5 million for the year ending December 31, 2012. The Bank had approximately $66.7 million in loans that were covered under loss share arrangements with the FDIC as of December 31, 2013 and $107.5 million as of December 31, 2012. Customers Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.

The chart below depicts the Bancorp’s allowance for loan losses, excluding the effects of the FDIC receivable, for the periods indicated.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$25,837	$15,032	$15,129	$10,032	$2,876
Loan charge-offs (1)
Construction	2,096	2,507	1,179	1,214	920
Commercial real estate	3,358	2,462	5,775	964	2,597
Commercial and industrial	1,387	522	2,543	1,699	1,080
Residential real estate	410	649	109	1,366	—
Consumer and other	87	26	55	22	33

Total Charge-offs (2)	7,338	6,166	9,661	5,265	4,630

Loan recoveries
Construction	—	4	2	—	—
Commercial real estate	42	63	94	—	—
Commercial and industrial	391	514	11	6	8
Residential real estate	2	5	—	9	—
Consumer and other	9	114	7	—	—

Total Recoveries	444	700	114	15	8

Total net charge-offs	6,894	5,466	9,547	5,250	4,622
Provision for loan losses (3)	5,055	16,271	9,450	10,397	11,778

Transfer (4)	—	—	—	(50)	—

Balance of the allowance for loan losses at the end of the year	$23,998	$25,837	$15,032	$15,129	$10,032

Net charge-offs as a percentage of average non-covered loans	0.38%	0.43%	1.13%	1.00%	2.05%

(1)	Charge-offs on purchased-credit-impaired loans that are pooled are not recognized until the pool matures.
(2)	The large charge-offs in 2011 were related to loans acquired in the 2010 FDIC assisted transactions and the Legacy portfolio.
(3)	For 2013, 2012 and 2011, excludes the benefit of the FDIC loss share arrangements of $2.8 million, $2.0 million and $2.0 million, respectively. There are no comparable amounts for 2010 and 2009.
(4)	In 2010, Customers Bancorp had a reserve of $50,000 for unfunded commitments previously included in the allowance for loan losses. The reserve for unfunded loan commitments was reclassified to other liabilities.

The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb potential losses. All commercial loans are assigned credit risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans timely. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses. Management’s methodology to estimate an aggregate reserve is described in “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.” See “Asset Quality” for further discussion of the allowance for loan losses.

Customers’ methodology includes an evaluation of loss potential from individual problem credits, as well as a general reserve for the portfolio considering anticipated specific and general economic factors that may positively or adversely affect collectability. This assessment includes a review of changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions that may affect borrowers’ ability to repay, and other factors that may warrant consideration in estimating the reserve. In addition, the Bancorp’s internal auditors, loan review, and various regulatory agencies periodically review the adequacy of the allowance as an integral part of their work responsibilities or examination process. Customers Bancorp may be asked to recognize additions or reductions to the allowance for loan losses based on their judgments of information available at the time of their examination.

In the covered loan table, many of the Bank’s commercial and industrial loans have been classified as covered real estate. Approximately 75-80% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than two years before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.

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

The following table shows how the allowance for loan losses was allocated among the various loan portfolios that were outstanding. This allocation was based on management’s specific review of the credit risk of the outstanding loan portfolios in each category as well as historical trends.

	December 31,
	2013		2012		2011
	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans (a)
	(dollars in thousands)
Construction	$2,385	9.9%	$3,991	4.3%	$4,656	4.0%
Commercial real estate/multi-family	15,705	65.4	15,439	66.5	7,030	29.8
Commercial and industrial	2,638	11.0	1,477	6.5	1,441	6.2
Residential real estate	2,490	10.4	3,233	9.8	844	5.6
Consumer and other	130	0.5	154	0.2	77	0.1
Mortgage warehouse	36	0.2	71	0.7	929	46.2
Manufactured housing	614	2.6	750	12.0	1	8.1
Residual Reserve	—	—	722	—	54	—

	$23,998	100.0%	$25,837	100.0%	$15,032	100.0%

	December 31,
	2010		2009
	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans
	(dollars in thousands)
Construction	$2,126	9.5%	$2,349	9.5%
Commercial real estate/multi-family	6,280	32.0	4,874	58.0
Commercial and industrial	1,663	7.2	1,350	11.0
Residential real estate	3,988	7.8	1,284	11.9
Consumer and other	11	0.2	75	2.4
Mortgage warehouse	465	27.4	—	7.2
Manufactured housing	—	15.9	—	—
Residual Reserve	596	—	100	—

	$15,129	100.0%	$10,032	100.0%

(a)	Total loans include covered and non-covered loans in 2013, 2012, 2011, and 2010. No covered loans were held prior to 2010.

ASSET QUALITY

Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated, and loans that were acquired. Customers further divides originated loans into two categories: those originated prior to the current underwriting standards in 2009 and those originated subject to those standards post 2009, and purchased loans into two categories: those purchased at a credit discount, and those not acquired with credit discount. Management believes that this additional information provides for a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan loss reserves. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves, as described below. The allowance for loan losses is to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. This schedule includes both loans held for sale and loans held for investment.

Asset Quality at December 31, 2013

Loan Type	Total Loans	PCI Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
	(dollars in thousands)
New Century Orig. Loans
Legacy	$74,344	$0	$64,321	$555	$0	$9,468$	$3,754	$13,222	12.74	16.93
TDRs	1,692	0	978	0	0	714	0	714	42.20	42.20

Total Originated Loans	76,036	0	65,299	555	0	10,182	3,754	13,936	13.39	17.47

Originated Loans
Warehouse – Repo	4,743	0	4,743	0	0	0	0	0	0.00	0.00
Manufactured	4,179	0	4,179	0	0	0	0	0	0.00	0.00
Commercial	801,229	0	800,718	0	0	511	0	511	0.06	0.06
Multi-family	1,056,696	0	1,056,696	0	0	0	0	0	0.00	0.00
Consumer/Mortgage	110,593	0	110,593	0	0	0	0	0	0.00	0.00
CRA	8,149	0	8,149	0	0	0	0	0	0.00	0.00

Total Originated Loans	1,985,589	0	1,985,078	0	0	511	0	511	0.03	0.03

Acquired Loans
Berkshire	11,832	0	9,449	10	0	2,373	1,201	3,574	20.06	27.42
FDIC – Covered	42,250	0	35,914	686	0	5,650	6,953	12,603	13.37	25.61
FDIC – Non-covered	15	0	15	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	74,694	0	69,877	4,817	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	357	357	n/a	100.00
Manufactured Housing 2012	53,461	0	46,667	3,022	3,772	0	0	0	0.00	0.00
Flagstar	139,582	0	139,582	0	0	0	0	0	0.00	0.00
TDRs	2,929	0	2,400	82	0	447	0	447	15.26	15.26

Total Acquired Loans	324,763	0	303,904	8,617	3,772	8,470	8,511	16,981	2.61	5.10

Acquired PCI Loans
Berkshire	50,329	50,329	45,303	446	4,580	0	0	0
FDIC – Covered	24,475	24,475	4,325	51	20,099	0	0	0
Manufactured Housing 2011	5,478	5,478	2,534	470	2,474	0	0	0

Total Acquired PCI Loans	80,282	80,282	52,162	967	27,153	0	0	0

Fair Value/Deferred Fees and Expenses	(1,592)	0	(1,592)	0	0	0	0	0

Total Loans Held for Investment	2,465,078	80,282	2,404,851	10,139	30,925	19,163	12,265	31,428
Total Loans Held for Sale	747,593	0	747,593	0	0	0	0	0

Total Portfolio	$3,212,671	$80,282	$3,152,444	$10,139	$30,925	$19,163	$12,265	$31,428	0.60	0.97

Asset Quality at December 31, 2013 (continued)

Loan Type	Total Loans	NPL	ALL	Credit Marks	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
	(dollars in thousands)
New Century Orig. Loans
Legacy	$74,344	$9,468	$2,386	$0	$0	$2,386	3.21	25.20
TDRs	1,692	714	56	0	0	56	3.31	7.84

Total New Century Orig. Loans	76,036	10,182	2,442	0	0	2,442	3.21	23.98

Originated Loans
Warehouse – Repo	4,743	0	36	0	0	36	0.76	n/a
Manufactured	4,179	0	84	0	0	84	2.01	n/a
Commercial	801,229	511	5,936	0	0	5,936	0.74	1161.64
Multi-family	1,056,696	0	4,227	0	0	4,227	0.40	n/a
Consumer/Mortgage	110,593	0	396	0	0	396	0.36	n/a
CRA	8,149	0	61	0	0	61	0.75	n/a

Total Originated Loans	1,985,589	511	10,740	0	0	10,740	0.54	2101.76

Acquired Loans
Berkshire	11,832	2,373	510	0	0	510	4.31	21.49
FDIC – Covered	42,250	5,650	924	0	0	924	2.19	16.35
FDIC – Non-covered	15	0	0	0	0	0	0.00	n/a
Manufactured Housing 2010	74,694	0	0	0	3,086	3,086	4.13	n/a
Manufactured Housing 2011	0	0	0	0	0	0	n/a	n/a
Manufactured Housing 2012	53,461	0	0	0	0	0	0.00	n/a
Flagstar	139,582	0	0	0	0	0	0.00	n/a
TDRs	2,929	447	135	0	0	135	4.61	30.20

Total Acquired Loans	324,763	8,470	1,569	0	3,086	4,655	1.43	54.96

Acquired PCI Loans
Berkshire	50,329	0	4,241	(2,161)	0	2,080	4.13	n/a
FDIC – Covered	24,475	0	4,476	(49)	0	4,427	18.09	n/a
Manufactured Housing 2011	5,478	0	530	4,423	0	4,953	90.42	n/a

Total Acquired PCI Loans	80,282	0	9,247	2,213	0	11,460	14.27	n/a

Fair Value/Deferred Fees and Expenses	(1,592)	0	0	0	0	0

Total Loans Held for Investment	2,465,078	0	0	0	0	0
Total Loans Held for Sale	747,593	0	0	0	0	0

Total Portfolio	$3,212,671	$19,163	$23,998	$2,213	$3,086	$29,297	0.91	152.88

Originated Loans

Originated loans totaled $2.1 billion, or 64.2% of total loans at December 31, 2013 compared to $2.4 billion, or 57.7% at December 31, 2012. $76.0 million of these loans were originated prior to September 2009 (“Legacy Loans/New Century”) when the new management team adopted new underwriting standards that management believes better limits risks of loss. At December 31, 2013, the older New Century/Legacy loans comprised $13.9 million of non-performing assets (“NPA,” which includes non-performing loans of $10.2 million and other real estate owned of $3.7 million), or 96.5% of total NPA for originated loans and 44.4% of total NPA. The high level of non-performing loans (“NPL”) in the Legacy Loan portfolio (13.4% NPL / Loans) is supported by $2.4 million of the allowance for loan losses, or about 25.0% of non-performing Legacy Loans. Non-performing originated loans totaled $0.5 million as of December 31, 2013 and were supported by $10.7 million of allowance for loan losses (nearly 21 times the amount of NPA.)

Originated commercial loans and multi-family loans totaled $1.9 billion and were supported with $10.2 million of the allowance for loan losses. Consumer and mortgage loans totaled $110.6 million and were supported by $0.4 million of the allowance for loan losses. The mortgage warehouse loans are classified as held for sale and credit allowances are embedded in the reported numbers, so no allowance for loan losses is maintained. As previously noted, the total amount of non-performing loans originated since 2009 was $0.5 million.

Acquired Loans

At December 31, 2013, Customers Bank reported $0.4 billion of acquired loans which was 12.6% of total loans compared to $0.3 billion, or 8.1% of total loans at December 31, 2012. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Credit losses on acquired loans are absorbed first by the credit mark on the loan at the time it was acquired and second by the allowance created for deterioration in credit quality subsequent to acquisition. Of the loans purchased from Tammac prior to 2012, $74.7 million were supported by a $3.1 million cash reserve that was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at Customers Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012 in the amount of $56.0 million, Tammac has an obligation to pay Customers Bank the full payoff amount of a defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. A decrease in forecast cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Total NPA in the acquired portfolio were $17.0 million, or 54.0% of total NPA. Of total NPA, 40.1% have FDIC loss share protection (80% FDIC coverage of losses). At December 31, 2013, the FDIC-covered loans had $5.4 million of allowance for loan losses and $2.2 million of nonaccretable difference fair value marks to absorb incurred and future credit losses. 11.4% of total NPA were from loans related to the Berkshire acquisition, while 1.1% of total NPAs were related to loans acquired from Tammac with a cash deposit of $3.1 million to absorb certain losses and a guarantee to absorb certain other losses.

Acquired loans have a significantly higher percentage of non-performing assets than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Management also created a Special Assets group that has a major focus on workouts for these acquired non-performing assets.

Held-for-Sale Loans

The loans held-for-sale portfolio included $740.7 million of loans to mortgage banking businesses and $6.9 million of residential mortgage loans. Held-for-sale loans are carried on our balance sheet at fair value or lower of cost or market. As credit loss expectations are embedded in the fair value estimate, an allowance for loan losses is not needed.

Loans not covered under loss sharing arrangements

The tables below set forth non-covered non-performing loans and non-performing assets and asset quality ratios:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Loans 90+ days delinquent still accruing	$3,772	$1,966	$0	$5	$4,119

Non-accrual loans	$13,513	$22,347	$29,633	$22,242	$10,341
OREO	5,312	4,005	7,316	1,906	1,155

Non-performing non-covered assets	$18,825	$26,352	$36,949	$24,148	$11,496

	December 31,
	2013	2012	2011	2010	2009
Non-accrual non-covered loans to total non-covered loans	0.56%	1.84%	2.44%	4.33%	4.49%
Non-performing non-covered assets to total non-covered assets	0.78%	2.16%	3.02%	4.68%	4.97%
Non-accrual non-covered loans and 90+ days delinquent to total non-covered assets	0.72%	1.99%	2.42%	4.31%	6.25%
Allowance for loan losses to (1):
Total non-covered loans	0.62%	1.20%	1.24%	2.94%	4.36%
Non-performing non-covered loans	109.16%	65.26%	50.73%	68.02%	97.01%
Non-performing non-covered assets	78.36%	55.34%	40.68%	62.65%	87.27%

(1)	Excludes the impact of purchased-credit-impaired loans and their related allowance for loan losses of $9.2 million for 2013 and $11.3 million for 2012. There was no related allowance for loan losses for 2011 and 2010. There were no purchased-credit-impaired loans in the portfolio in 2009.

The table below sets forth types of non-covered loans that were non-performing at December 31, 2013, 2012, 2011, 2010 and 2009.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Construction	$2,049	$2,423	$5,630	$4,673	$2,838
Residential real estate	969	1,669	1,643	1,125	390
Commercial real estate	9,924	17,770	19,535	15,739	6,177
Commercial and industrial	123	288	2,785	705	721
Manufactured housing	448	141	0	0	0
Consumer and other	0	56	40	0	215

Total non-performing loans	$13,513	$22,347	$29,633	$22,242	$10,341

The Bank seeks to manage credit risk through the diversification of the loan portfolio and the application of credit underwriting policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

Asset quality assurance activities include careful monitoring of borrower payment status and the periodic review of borrower current financial information to ensure ongoing financial strength and borrower cash flow viability. The Bank has established credit policies and procedures, seeks the consistent application of those policies and procedures across the organization, and adjusts policies as appropriate for changes in market conditions and applicable regulations.

Problem Loan Identification and Management

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio and residential real estate segments, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, the Bank utilizes the following categories of risk ratings: pass (there are six risk ratings of pass loans), special mention, substandard, doubtful or loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have an identified potential or well-defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

The Bank assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and our credit position. At December 31, 2013 and 2012, special mention loans were $40.4 million and $28.8 million, respectively.

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.

A regular reporting and review process is in place to provide for proper portfolio oversight and control, and to monitor those loans identified as problem credits by management. This process is designed to assess our progress in working toward a solution, and to assist in determining an appropriate specific allowance for possible losses. All loan work-out situations involve the active participation of management and are reported regularly to the Board. When a loan becomes delinquent 90 days or more, or earlier if considered appropriate, the loan is assigned to Customers’ Special Asset Group (“SAG”) for workout or other resolution.

Loan charge-offs are determined on a case-by-case basis. Loans are generally charged off when principal is likely to be unrecoverable and after appropriate collection steps have been taken. Loan charge-offs are proposed by the SAG and approved by the Board of Directors.

Loan policies and procedures are reviewed internally for possible revisions and changes on a regular basis. In addition, these policies and procedures, together with the loan portfolio, are reviewed on a periodic basis by various regulatory agencies and by our internal, external and loan review auditors, as part of their examination and audit procedures.

Troubled Debt Restructurings (TDRs)

At December 31, 2013 and 2012, there were $4.6 million and $6.1 million, respectively, in loans reported as TDRs. TDRs are considered impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as an impaired loan. Generally, Customers Bank requires sustained performance for nine months before returning a TDR to accrual status.

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

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which the Bancorp would not offer in non-troubled situations. During the years ended December 31, 2013 and 2012, respectively, loans aggregating $1.2 million and $1.5 million were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal. As of December 31, 2013 and 2012, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.

There were no valuation losses at the time of the troubled debt restructuring and the TDR had no impact on the allowance for loan losses. During the twelve- month period ending December 31, 2013, five TDR loans defaulted with a total recorded investment of $0.4 million. During the twelve-month period ending December 31, 2012, three TDR loans defaulted with a total recorded investment of $0.3 million. Since these loans were included in the loan portfolio that is subject to the cash reserve, they will be removed from the loan portfolio when they become ninety days past due; accordingly, there were no defaulted TDR loans at December 31, 2013 and 2012.

All loans modified in troubled debt restructurings are considered impaired and measured for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There were no specific allowances resulting from TDR modifications during 2013, compared to specific allowances of $0.1 million during 2012.

Non-performing loans and assets covered under FDIC loss sharing agreements

The tables below set forth non-accrual covered loans and non-performing covered assets covered under FDIC loss sharing agreements excluding purchased-credit-impaired loans.

	December 31,
	2013	2012	2011
	(in thousands)
Non-accrual covered loans	$5,650	$10,504	$6,993
Covered other real estate owned	6,953	4,109	6,166

Total non-performing covered assets	$12,603	$14,613	$13,159

The table below sets forth the types of covered loans that were non-performing excluding purchased-credit-impaired loans.

	December 31,
	2013	2012	2011
	(in thousands)
Construction	$3,382	$5,244	$2,584
Residential real estate	564	1,358	1,074
Commercial real estate	1,691	3,712	3,185
Commercial and industrial	2	100	72
Manufactured housing	11	90	78

Total non-performing covered loans	$5,650	$10,504	$6,993

FDIC LOSS SHARING RECEIVABLE

As of December 31, 2013, $66.7 million, or 2.1%, of outstanding loans, and $ 7.0 million, or 56.7% of other real estate assets, were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses or expenses incurred as we dispose of covered loans and other real estate assets, and included qualifying incurred expenses, we recorded the total as a receivable from the FDIC. The FDIC loss sharing receivable was approximately $10.0 million and $12.3 million as of December 31, 2013 and 2012, respectively. Increases in the FDIC indemnification asset reflect an estimated decrease in cash flows on a covered loan, and a decrease in the indemnification asset reflects an increase in the estimated cash flows of a covered loan, and the change in estimated collections is presented net in the provision for loan losses.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased by $2.6 million or 44.4%, to $8.4 million at December 31, 2013 from $5.8 million at December 31, 2012. This increase primarily was associated with the increase of in total loans receivable of $1.1 billion to $2.4 billion at December 31, 2013 from $1.3 billion at December 31, 2012.

PREMISES AND EQUIPMENT AND OTHER ASSETS

Our premises and equipment, net of accumulated depreciation, was $11.6 million and $9.7 million at December 31, 2013 and 2012, respectively. Leasehold improvements and furniture and equipment purchases from relocation of a bank branch and back office contributed $2.8 million to the increase. Technology equipment contributed $1.0 million due to the increase of additional technology facilities and employees.

Customers Bank’s restricted stock holdings at December 31, 2013 and December 31, 2012 were $42.4 million and $30.2 million, respectively. These consist of stock of the Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Bankers Bank, and are required as part of our relationship with these banks.

Other assets at December 31, 2013 and December 31, 2012 were $41.0 million and $21.6, respectively. Activity that contributed to the increase of $19.4 million included $6.6 million in student deposits, $1.1 million of equity investments and $3.8 million of cash pledged for interest rate swaps.

BOLI purchases of $45.0 million during 2013 contributed to the increase in our BOLI cash surrender value of $102.2 million at December 31, 2013 from $54.7 million at December 31, 2012. BOLI is used by the Bank as tax-free funding for employee benefits. Included in BOLI on the balance sheet is the Supplemental Executive Retirement Plan (“SERP”) balance of $2.3 million and $1.5 million at December 31, 2013 and 2012, respectively.

DEPOSITS

We offer a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $3.0 billion at December 31, 2013, an increase of $519.1 million, or 21.3%, from $2.4 billion at December 31, 2012. We experienced growth in retail deposits due to exceptional sales behaviors, despite lower interest rates in 2013.

The components of deposits were as follows at the dates indicated:

	December 31,
	2013	2012	2011
	(in thousands)
Demand, non-interest bearing	$478,103	$219,687	$114,044
Demand, interest bearing	58,013	37,260	37,044
Savings, including MMDA	1,298,468	1,003,985	719,341
Time, $100,000 and over	797,322	708,487	408,853
Time, other	328,016	471,399	303,907

Total deposits	$2,959,922	$2,440,818	$1,583,189

Time deposits of $100,000 or more were $797.3 million at December 31, 2013 compared to $708.5 million at December 31, 2012, an increase of $88.8 million or 12.5%. The increase was primarily due to deposit promotions and the addition of the Certificate of Deposit Account Registry Service (“CDARS”) deposit program. Non-interest bearing demand deposits totaled $478.1 million at December 31, 2013, up from $258.4 million at December 31, 2012. These accounts include deposits of students made pursuant to a program serviced by a third party on behalf of Customers. Deposits of students totaled $232.8 million as of December 31, 2013 and $0 as of December 31, 2012. These deposits are seasonal, peaking in the fall and mid-winter and lowest in the summer. Average deposit balances by type and the associated average rate paid are summarized below:

	Average Deposit Balances
Year ended December 31,	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Demand deposits	$385,175	0.00%	$180,719	0.00%	$94,768	0.00%
Interest-bearing demand deposits	45,613	0.52	36,701	0.52	22,394	0.46
Savings, including MMDA	1,138,200	0.68	876,605	0.86	516,811	1.32
Time deposits	1,251,707	1.04	935,207	1.43	808,637	1.85

Total	$2,820,695		$2,029,232		$1,442,610

At December 31, 2013, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31,
( in thousands)
3 months or less	$207,460
Over 3 through 6 months	123,147
Over 6 through 12 months	155,235
Over 12 months	311,481

Total	$797,323

FHLB ADVANCES and OTHER BORROWINGS

Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs.

Short-term debt

Short-term debt was as follows:

	December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

FHLB advances	$611,500	0.26%	$411,000	0.25%	$320,000	0.25%
Federal funds purchased	13,000	0.48	5,000	0.20	5,000	0.12

Total short-term borrowings	$624,500		$416,000		$325,000

There were $13.0 million and $5.0 million of Federal funds purchased as of December 31, 2013 and 2012, respectively. Federal funds typically mature in one day. FHLB overnight advances totaled $611.5 million and $411.0 million as of December 31, 2013 and 2012, respectively. For additional information on the Company’s short-term debt, refer to “NOTE 11 – BORROWINGS.”

Long-term debt

Debt, originally issued as long-term, totaled $160.3 million and $62.0 million as of December 31, 2013 and 2012, respectively. The contractual maturities of fixed-rate long-term FHLB advances are as noted below.

	December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(dollars in thousands)
2014	$0	0.00%	$15,000	0.52%
2015	50,000	0.37	25,000	0.61
2016	35,000	0.66	10,000	0.77
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31

	$95,000		$60,000

Senior notes

In July and August 2013, the Bancorp issued $63.3 million in aggregate principal amount of senior notes due 2018. The notes bear interest at 6.375% per year which is payable on March 15, June 15, September 15, and December 15 of each year. The notes are unsecured obligations of the Bancorp and rank equally with all of its secured and unsecured senior indebtedness.

Subordinated debt

Customers Bank issued a subordinated term note during the second quarter of 2004. The note was issued for $2.0 million at a floating rate based upon the three-month LIBOR rate, determined quarterly, plus 2.75% per annum. Quarterly interest payments are made on this note in January, April, July and October. At December 31, 2013, the quarterly average rate was 2.99% and the average rate for the year was 3.02%. The note matures in the fourth quarter of 2014.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $117.1 million to $386.6 million at December 31, 2013, from $269.5 million at December 31, 2012. The increase in equity was primarily the result of a public offering of 6.8 million shares of common stock, which resulted in net proceeds of $ 97.5 million. There were two private offerings of an aggregate of 7.1 million shares of common stock in 2012 that resulted in net proceeds aggregating $94.6 million.

In May 2013, the Bancorp’s Board of Directors approved the conversion of all Class B Non-Voting Common Stock to Class A Voting Common Stock.

In November 2013, the Bancorp’s Board of Directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program.

In addition, during 2013, the Bancorp:

•	sold 6.2 million shares of new issue Voting common stock at a price to the public of $16.75 per share. The net proceeds after deducting underwriting discounts and commissions and offering expenses were $97.5 million;

•	converted 3.7 million shares of Class B Non-Voting common stock into 3.7 million shares of Voting common stock;

•	repurchased 0.5 million shares under the stock repurchase program discussed above;

•	issued 23,413 shares of common stock under share-based compensation arrangements;

•	issued 31,904 shares of Class B Non-Voting common stock and 14,869 shares of Voting common stock upon exercise of outstanding warrants; and

•	repurchased warrants to purchase 17,227 shares of voting common stock and 17,227 shares of Class B Non-Voting stock.

During 2012, the Bancorp:

•	sold 7.1 million shares of common stock in private offerings. The proceeds, net of offering costs, were $94.6 million; and

•	announced that, due to market conditions, it had postponed its initial public offering of voting common stock. Costs related to this postponed offering in the amount of $1.4 million were expensed and are a component of non-interest expenses.

During 2011, the Bancorp:

•	sold an aggregate of 1.3 million shares of common stock and 1.1 million shares of Class B Non-Voting Common Stock in private offerings. Total proceeds, net of offering costs, were $28.5 million;

•	acquired Berkshire Bancorp, Inc. (“BBI”) and exchanged each outstanding share of BBI common stock for 0.1534 shares of the Bancorp’s common stock, resulting in the issuance of 0.6 million shares of the Bancorp’s common stock; and

•	repurchased from the United States Department of Treasury (“Treasury”) 2,892 shares, constituting all of the issued and outstanding shares, of the Bancorp’s Series A Preferred Stock at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $2.9 million plus accrued, unpaid dividends on such shares equal to $17,000, and 145 shares, constituting all of the issued and outstanding shares, of the Bancorp’s Series B Preferred Stock and, together with the Series A Preferred Stock, (the “preferred shares”), at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $145,000, plus accrued, unpaid dividends on such shares equal to $2,000. The total repurchase price for the preferred shares equaled $3.1 million, including accrued dividends. The repurchase of the preferred shares related to the TARP Letter Agreement entered into by and among the Bancorp, Berkshire and the Treasury on September 16, 2011.

For additional details relating to changes in the Bancorp’s shareholders’ equity, refer to the “Consolidated Statements of Changes in Shareholders Equity” presented in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Ensuring adequate liquidity is an objective of the Asset/Liability Management process. Customers Bancorp coordinates its management of liquidity with our interest rate sensitivity and capital position, and strives to maintain a strong liquidity position.

The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As at December 31, 2013 and 2012, our borrowing capacity with the Federal Home Loan Bank was $1.6 billion, and $608.9 million, respectively, of which $611.5 million and $411.0 million, respectively, was used in short-term borrowings. As of December 31, 2013 and 2012, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $92.3 million and $107.0 million, respectively.

Net cash flows provided by operating activities were $722.0 million for the twelve months ended December 31, 2013, compared to net cash flows used in operating activities of $1.2 billion for the twelve months ended December 31, 2012. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $689.6 million to cash flows used in operating activities during 2013. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $1.265 billion to cash flows used in operating activities during 2012.

Investing activities used net cash flows of $1.6 billion for the twelve months ended December 31, 2013. Purchases less proceeds from sales of investment securities contributed $381.8 million, which included the sale of $160.3 million of available-for-sale securities during 2013. A net decrease in loans contributed $1.0 billion to investing activities. For the twelve months ended December 31, 2012, net cash flows provided by investing activities were $262.1 million.

Financing activities provided $913.0 million for the twelve months ended December 31, 2103, as increases in cash from deposits provided $519.2 million, and net proceeds of $97.5 million were received from private securities offerings during 2013. These financing activities, in addition to increases in short-term and FHLB term borrowings of $208.5 million and $91.0 million, respectively, provided sufficient cash flows to support operating and investing activities.

Overall, based on our core deposit base and available sources of borrowed funds, management believes that we have adequate resources to meet our short-term and long-term cash requirements within the foreseeable future.

CAPITAL ADEQUACY

The Board of Governors of the Federal Reserve System has adopted risk-based capital and leverage ratio requirements for bank holding companies like the Bancorp and banks like Customers Bank that are members of the Federal Reserve System. The Pennsylvania Department of Banking and Securities also sets minimum capital requirements. At December 31, 2013 and 2012, the Bancorp met each of our minimum capital requirements. Management believes that the Bancorp meets the regulatory “well capitalized” criteria as of December 31, 2013. Banking regulators have discretion to establish an institution’s classification based on other factors, in addition to the institution’s numeric capital levels.

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

The following table summarizes the required capital ratios and the corresponding regulatory capital positions of the Bancorp and Customers Bank for the periods or dates indicated:

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	≥	$249,196	≥	8.0%	N/A		N/A
Customers Bank	$435,432	14.11%	≥	$246,936	≥	8.0%	$308,670	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	≥	$124,598	≥	4.0%	N/A		N/A
Customers Bank	$411,434	13.33%	≥	$123,468	≥	4.0%	$185,202	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	≥	$153,310	≥	4.0%	N/A		N/A
Customers Bank	$411,434	10.81%	≥	$152,191	≥	4.0%	$190,239	≥	5.0%
As of December 31, 2012:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	≥	$205,443	≥	8.0%	N/A		N/A
Customers Bank	$244,710	9.53%	≥	$205,442	≥	8.0%	$256,802	≥	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	≥	$102,722	≥	4.0%	N/A		N/A
Customers Bank	$218,394	8.50%	≥	$102,721	≥	4.0%	$154,081	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	≥	$112,939	≥	4.0%	N/A		N/A
Customers Bank	$218,394	7.74%	≥	$112,892	≥	4.0%	$141,115	≥	5.0%

Capital Ratios

The Bank continued to build capital during 2013. In general, in the past few years, capital growth has been achieved by earnings and increases in capital from sales of common stock.

The Bank is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

The maintenance of appropriate levels of capital is an important objective of our Asset and Liability Management process. Through our initial capitalization and our subsequent offerings, we believe we have continued to maintain a strong capital position.

Effective January 1, 2015, Customers Bancorp and Customers Bank will become subject to new capital requirements as detailed earlier in this document. Customers has reviewed these new calculations and requirements, and expects to comply with the requirements when they become effective.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is involved with financial instruments and other commitments with off-balance sheet risks. Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.

With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Since they involve credit risk similar to extending a loan, they are subject to the Bank’s Credit Policy and other underwriting standards.

As of December 31, 2013 and 2012, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2013	2012
	(in thousands)
Commitments to fund loans	$202,809	$136,007
Unfunded commitments to fund mortgage warehouse loans	905,442	428,400
Unfunded commitments under lines of credit	177,457	87,220
Letters of credit	29,116	3,064
Other unused commitments	8,010	0

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

Mortgage warehouse loan commitments are agreements to purchase mortgage loans from mortgage bankers that agree to purchase the loans back in a short period of time or to sell to third party mortgage originators. These commitments generally fluctuate monthly as existing loans are repurchased by the mortgage bankers and new loans are purchased by the Bank.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013. Interest on subordinated notes, FHLB long-term advances, and senior notes was calculated using then current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	More than five years
	(in thousands)
Operating leases	$14,211	$3,008	$4,609	$3,771	$2,823
Benefit plan commitments	4,500	0	300	600	3,600
Contractual maturities of time deposits	1,125,339	719,643	339,223	66,473	0
Subordinated notes plus interest expense	2,050	2,050	0	0	0
Loan commitments	1,285,709	1,258,037	733	657	26,282
FHLB long-term advances	95,000	0	85,000	10,000	0
Interest on FHLB long-term advances	2,316	820	1,122	374	0
Senior notes	63,250	0	0	63,250	0
Interest on senior notes	18,480	4,032	8,064	6,384	0
Other commitments (1)	8,010	0	0	8,010	0
Standby letters of credit	29,116	27,288	1,442	341	45

Total	$2,647,981	$2,014,878	$440,493	$159,860	$32,750

(1)	Represents a commitment expiring in approximately four years that is subject to unscheduled requests for payment.

NEW ACCOUNTING PRONOUNCEMENTS

For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” appearing in Part II, Item 8 of this Form 10-K.

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

Through the use of income simulation modeling, we have estimated the net interest income for the year ending December 31, 2013, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2013. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). Rate shocks assume that all interest rates increase or decrease immediately. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2013, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	(4.9)%
Up 2%	(1.2)%
Up 1%	1.1%
Down 1%	(1.4)%
Down 2%	(3.1)%
Down 3%	(5.7)%

The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.

Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2013, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(36.1)%
Up 2%	(20.4)%
Up 1%	(7.8)%
Down 1%	(0.6)%
Down 2%	(4.7)%
Down 3%	(8.9)%

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2013
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$173,729	$0	$0	$0	$0	$57,681	$231,410
Investment securities	32,018	17,235	25,334	103,478	90,770	258,725	527,560
Loans receivable (a)	1,259,257	99,510	176,322	561,706	543,557	549,624	3,189,976

Total interest-earning assets	1,465,004	116,745	201,656	665,184	634,327	866,030	3,948,946
Non interest-earning assets	0	0	0	0	7	171,562	171,569

Total assets	1,465,004	116,745	201,656	665,184	634,334	1,037,592	$4,120,515

Liabilities
Other interest-bearing deposits	$1,264,875	$0	$0	$0	$0	$91,607	$1,356,482
Time deposits	322,103	184,153	231,772	330,002	57,248	57	1,125,335
Other borrowings	619,501	0	15,000	84,996	0	3	719,500
Subordinated debt	2,000	0	0	0	0	0	2,000

Total interest-bearing liabilities	2,208,479	184,153	246,772	414,998	57,248	91,667	3,203,317
Non-interest-bearing liabilities	0	0	0	0	0	503,606	503,606
Shareholders’ equity	0	0	0	7	102	413,483	413,592

Total liabilities and shareholders’ equity	2,208,479	184,153	246,772	415,005	57,350	1,008,756	$4,120,515

Interest sensitivity gap	$(743,475)	$(67,408)	$(45,116)	$250,179	$576,984	$28,836
Cumulative interest sensitivity gap	0	(810,883)	(855,999)	(605,820)	(28,836)	0
Cumulative interest sensitivity gap to total assets	(18.0)%	(19.7)%	(20.8)%	(14.7)%	(0.7)%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	66.3%	66.1%	67.6%	80.2%	99.1%	123.3%

(a)	Including loans held for sale

As shown above, we have a negative cumulative gap (cumulative interest sensitive assets are lower than cumulative interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to a decrease in net interest income, and a decrease in rates may lead to an increase in net interest income. Interest rate sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities. Thus indications based on a negative or positive gap position need to be analyzed in conjunction with other interest rate risk management tools.

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

December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Customers Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Customers Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 12, 2014

Report of Independent Registered Public Accounting Firm on Internal Controls

Board of Directors and Shareholders

Customers Bancorp, Inc.

We have audited Customers Bancorp, Inc. and Subsidiaries’ (the “Bancorp”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Customers Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2013 and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flow for the year then ended and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 12, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Customers Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Customers Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania

March 18, 2013

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$59,339	$12,908
Interest earning deposits	173,729	173,108

Cash and cash equivalents	233,068	186,016
Investment securities available for sale, at fair value	497,573	129,093
Loans held for sale (includes $747,593 and $1,248,935, respectively, at fair value)	747,593	1,439,889

Loans receivable not covered under Loss Sharing Agreements with the FDIC	2,398,353	1,216,941
Loans receivable covered under Loss Sharing Agreements with the FDIC	66,725	107,526
Allowance for loan losses	(23,998)	(25,837)

Total loans receivable, net of allowance for loan losses	2,441,080	1,298,630
FHLB, Federal Reserve Bank, and other restricted stock	42,424	30,163
Accrued interest receivable	8,362	5,790
FDIC loss sharing receivable	10,046	12,343
Bank premises and equipment, net	11,625	9,672
Bank-owned life insurance	104,433	56,191
Other real estate owned (includes $6,953 and $4,109, respectively, covered under Loss Sharing Agreements with the FDIC)	12,265	8,114
Goodwill and other intangibles	3,676	3,689
Other assets	41,028	21,644

Total assets	$4,153,173	$3,201,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$478,103	$219,687
Interest bearing	2,481,819	2,221,131

Total deposits	2,959,922	2,440,818
Federal funds purchased	13,000	5,000
FHLB advances	706,500	471,000
Other borrowings	65,250	2,000
Accrued interest payable and other liabilities	21,878	12,941

Total liabilities	3,766,550	2,931,759

Commitments and contingencies (NOTES 17 and 21)

Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized, none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 24,756,411 and 18,507,121 shares issued as of December 31, 2013 and 2012; 24,224,151 and 18,459,502 shares outstanding as of December 31, 2013 and 2012	24,756	18,507
Additional paid in capital	307,231	212,090
Retained earnings	71,008	38,314
Accumulated other comprehensive (loss) income, net	(8,118)	1,064
Treasury stock, at cost (532,260 and 47,619 shares, respectively)	(8,254)	(500)

Total shareholders’ equity	386,623	269,475

Total liabilities and shareholders’ equity	$4,153,173	$3,201,234

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Loans receivable, including fees	$82,580	$70,510	$41,398
Loans held for sale	38,140	15,950	5,279
Investment securities	6,314	6,731	14,149
Other	482	352	419

Total interest income	127,516	93,543	61,245

Interest expense:
Deposits	21,020	21,076	21,861
Other borrowings	1,988	69	66
FHLB advances	1,192	606	447
Federal funds purchased	101	10	2
Securities sold under repurchase agreements	0	0	88

Total interest expense	24,301	21,761	22,464

Net interest income	103,215	71,782	38,781
Provision for loan losses	2,236	14,270	7,495

Net interest income after provision for loan losses	100,979	57,512	31,286

Non-interest income:
Mortgage warehouse transactional fees	12,962	12,289	5,581
Bank-owned life insurance	2,482	1,332	1,404
Gains on sales of investment securities	1,274	9,017	2,731
Mortgage banking income	1,142	0	0
Gains on sales of SBA loans	852	357	329
Deposit fees	675	481	436
Other	3,956	5,753	988

Total non-interest income	23,343	29,229	11,469

Non-interest expense:
Salaries and employee benefits	35,493	23,846	16,602
Occupancy	8,829	6,816	4,286
FDIC assessments, taxes, and regulatory fees	5,568	3,037	2,366
Professional services	5,548	3,468	5,124
Technology, communication and bank operations	4,330	2,805	1,797
Loan workout	2,245	2,243	1,429
Loss contingency	2,000	0	0
Other real estate owned	1,365	(85)	809
Advertising and promotion	1,274	1,219	994
Merger related expenses	352	90	531
Stock offering expenses	0	1,437	0
Other	7,020	5,775	2,948

Total non-interest expense	74,024	50,651	36,886

Income before income tax expense	50,298	36,090	5,869
Income tax expense	17,604	12,272	1,835

Net income	32,694	23,818	4,034
Dividends on preferred stock	0	0	44

Net income available to common shareholders	$32,694	$23,818	$3,990

Basic earnings per common share	$1.47	$1.78	$0.40
Diluted earnings per common share	1.43	1.73	0.39

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$32,694	$23,818	$4,034

Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(12,860)	2,522	5,271
Income tax effect	4,501	(883)	(1,845)
Unrealized holding gains on foreign currency items arising during the period	7	0	0
Income tax effect	(2)	0	0
Unrealized holding gains on available-for-sale securities transferred from the held-to-maturity category into the available-for-sale category	0	8,509	0
Income tax effect	0	(2,978)	0
Reclassification adjustment for available-for-sale-security gains included in net income	(1,274)	(9,017)	(2,731)
Income tax effect	446	3,156	956

Other comprehensive (loss) income, net of income tax effect	(9,182)	1,309	1,651

Comprehensive income	$23,512	$25,127	$5,685

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(dollars in thousands)

	Shares of Preferred Stock	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2011	0	8,398,015	$0	$8,398	$88,132	$10,506	$(1,896)	$0	$105,140
Net income						4,034			4,034
Other comprehensive income							1,651		1,651
Share-based compensation expense					704				704
Issuance of common stock, net of costs of $603		2,373,601		2,374	26,152				28,526
Acquisition of Berkshire Bancorp	3,037	623,686	3,037	623	7,614				11,274
Repurchase of preferred stock	(3,037)		(3,037)						(3,037)
Repurchase of shares		(47,619)						(500)	(500)
Dividends on preferred stock						(44)			(44)

Balance, December 31, 2011	0	11,347,683	0	11,395	122,602	14,496	(245)	(500)	147,748
Net Income						23,818			23,818
Other comprehensive income							1,309		1,309
Share-based compensation expense					2,014				2,014
Issuance of common stock, net of costs of $4,970		7,111,819		7,112	87,474				94,586

Balance, December 31, 2012	0	18,459,502	0	18,507	212,090	38,314	1,064	(500)	269,475
Net income						32,694			32,694
Other comprehensive loss							(9,182)		(9,182)
Share-based compensation expense					3,368				3,368
Public offering of common stock, net of costs of $5,994		6,179,104		6,179	91,328				97,507
Exercise and redemption of warrants		46,773		47	217				264
Issuance of common stock under share-based-compensation arrangements		23,413		23	228				251
Repurchase of shares		(484,641)						(7,754)	(7,754)

Balance, December 31, 2013	0	24,224,151	$0	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$32,694	$23,818	$4,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, net of FDIC receivable benefit	2,236	14,270	7,495
Loss contingency	2,000	0	0
Provision for depreciation and amortization	3,129	2,024	1,375
Share-based compensation expense	3,368	2,014	704
Deferred taxes	2,210	(3,731)	(2,728)
Net amortization (accretion) of investment securities premiums and discounts	475	3,062	(143)
Gain on sale of investment securities	(1,274)	(9,017)	(2,731)
Gain on sale of SBA loans	(852)	(357)	(329)
Origination of loans held for sale	(20,670,866)	(13,410,485)	(2,243,122)
Proceeds from the sale of loans held for sale	21,360,465	12,145,595	2,268,340
Net increase in FDIC loss sharing receivable	(1,610)	(3,838)	(1,965)
(Accretion) amortization of fair value discounts	(912)	(240)	280
Loss (gain) on sales of other real estate owned	732	1,228	(367)
Impairment charges on other real estate owned	839	295	576
Change in investment in bank-owned life insurance	(2,482)	(1,458)	(1,404)
(Increase) decrease in accrued interest receivable and other assets	(15,091)	(9,587)	2,257
Increase (decrease) in accrued interest payable and other liabilities	6,974	4,346	(2,369)

Net Cash Provided by (Used in) Operating Activities	722,035	(1,242,061)	29,903

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(542,110)	(114,049)	(72,932)
Purchases of investment securities held to maturity	0	0	(397,482)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	25,109	31,420	22,137
Proceeds from maturities and principal repayments on investment securities held to maturity	0	50,968	78,049
Proceeds from sales of investment securities available for sale	135,193	309,221	182,743
Net (increase) decrease in loans	(1,008,410)	61,202	(581,339)
Purchase of loan portfolios	(164,033)	(63,246)	(10,000)
Proceeds from sale of SBA loans	11,624	4,502	5,172
Net (purchase of) proceeds from bank-owned life insurance	(45,465)	(25,465)	273
Purchase of FHLB, Federal Reserve Bank, and other restricted stock	(12,261)	(8,345)	(16,702)
Reimbursements from the FDIC on loss sharing agreements	6,726	6,573	7,545
Purchases of bank premises and equipment	(3,894)	(2,713)	(2,721)
Cash proceeds from acquisitions	0	0	19,207
Proceeds from sales of other real estate owned	9,506	12,062	5,572

Net Cash (Used in) Provided by Investing Activities	(1,588,015)	262,130	(760,478)

Cash Flows from Financing Activities
Net increase in deposits	519,179	857,791	215,495
Net increase in short-term borrowed funds	208,500	91,000	325,000
Proceeds from long-term FHLB borrowings	35,000	49,000	0
Proceeds from issuance of long-term debt, net	60,336	0	0
Exercise and redemption of warrants	264	0	0
Purchase of treasury stock	(7,754)	0	(500)
Repayment of TARP	0	0	(3,056)
Net proceeds from issuance of common stock	97,507	94,586	28,526
Payment of TARP preferred stock dividends	0	0	(44)

Net Cash Provided by Financing Activities	913,032	1,092,377	565,421

Net Increase (Decrease) in Cash and Cash Equivalents	47,052	112,446	(165,154)
Cash and Cash Equivalents – Beginning	186,016	73,570	238,724

Cash and Cash Equivalents – Ending	$233,068	$186,016	$73,570

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Supplementary Cash Flow Information
Interest paid	$24,157	$21,709	$22,642
Income taxes paid	9,815	19,366	2,816

Non-cash Items:
Transfer of loans to other real estate owned	$15,003	$10,457	$8,630
Transfer of held-to-maturity securities to available for sale	0	268,671	0
Issuance of common stock related to the merger	0	0	624

Acquisitions:
Assets acquired	$0	$0	$130,481
Liabilities assumed	0	0	122,836

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS

Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (the “Bank”). Customers Bancorp also has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank and non-bank subsidiaries, serve residences and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties), Rye, New York (Westchester County), Hamilton, New Jersey (Mercer County), Boston, Massachusetts, Providence, Rhode Island and Manhattan, New York. On September 17, 2011, the Bancorp purchased Berkshire Bancorp, Inc. In 2010, Customers Bank acquired two banks, USA Bank and ISN Bank, in FDIC assisted transactions that expanded its footprint into central New Jersey and southeast New York. The Bank has 14 branches and provides commercial banking products, primarily loans and deposits. Customers Bank provides loan products to customers through its loan production offices in Boston Massachusetts, Providence, Long Island, Manhattan, New York and Philadelphia, Pennsylvania. The Bancorp also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.

NOTE 2 – REORGANIZATION AND ACQUISITION ACTIVITY

Reorganization into Customers Bancorp, Inc.

The Bancorp and the Bank entered into a Plan of Merger and Reorganization effective September 17, 2011 pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a one-for-three basis for shares of Voting common stock and Non-Voting common stock of the Bancorp (i.e., each three shares of Customers Bank was exchanged for one share of Customers Bancorp). The Bank became a wholly owned subsidiary of the Bancorp (the “Reorganization”). The Bancorp is authorized to issue up to 100,000,000 shares of common stock, 100,000,000 shares of Class B Non-Voting Common Stock and 100,000,000 shares of preferred stock.

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

Acquisition Activity

CMS Bancorp, Inc. Acquisition

On December 20, 2013, Customers Bancorp announced the termination of the Merger Agreement between Customers Bancorp and CMS. Customers Bancorp believes the termination was by mutual consent. As per the terms of the Merger Agreement, in the event the Agreement was terminated by mutual consent, Customers would not owe CMS a $1.0 million termination fee.

Acacia Federal Savings Bank Acquisition

On April 4, 2013, Customers Bancorp, Inc., Acacia Life Insurance Company (“Acacia”) and Ameritas Life Insurance Corp. (together with Acacia, “Sellers”) announced their mutual decision, due to delays in the receipt of regulatory approvals, not to extend the term of that certain Stock Purchase Agreement, dated as of June 20, 2012, as amended by those certain Amendment to Stock Purchase

Agreement, dated as of December 18, 2012, Amendment No. 2 to Stock Purchase Agreement dated as of January 30, 2013, and Amendment No. 3 to Stock Purchase Agreement dated as of February 28, 2013, by and among the Company and Sellers (the “Purchase Agreement”). Instead, on April 4, 2013, the parties entered into a Termination and Non-Renewal Agreement to terminate the Purchase Agreement and the transactions contemplated thereby (the “Termination Agreement”). Each party recognized its own costs and expenses in connection with the terminated transaction, without penalties. The parties mutually agreed that the termination was in each company’s best interest. Costs related to the acquisition have been expensed.

New England Commercial Lending Acquisition

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan and related commitments, of which $155.1 million was drawn at the date of acquisition. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

Berkshire Bancorp

On September 17, 2011, the Bancorp completed its acquisition of Berkshire Bancorp, Inc. (“BBI”) and its subsidiary, Berkshire Bank (collectively, “Berkshire”). Berkshire Bank merged with and into the Bank immediately following the acquisition. BBI served Berks County, Pennsylvania through the five branches of its subsidiary, Berkshire Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (a total of 4,067,729) was exchanged for 0.1534 shares of the Bancorp’s common stock, resulting in the issuance of 623,686 shares of the Bancorp’s common stock. Cash was paid in lieu of fractional shares. The then most recent price at the time for the sale of the Bancorp common stock, $13.20, was used to determine the fair value of the Bancorp stock issued. The total purchase price was approximately $11.3 million.

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

In addition, the Bancorp exchanged each share of BBI’s shares of Series A Preferred Securities and Series B Preferred Shares owned by the U.S. Treasury for one share of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock for the total issuance of 2,892 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and 145 shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) with a par value of $1.00 per share and a liquidation value of $1,000 per share. Cumulative dividends on the Series A Preferred Stock were 5% per year and Series B Preferred Stock were 9%. Upon the exchange of the Series A and B preferred shares, the Bancorp paid to the Treasury $218,000 of cumulative dividends which were previously unpaid.

The acquisition was accounted for under ASC 810, Business Combinations, and accordingly, assets acquired, liabilities assumed, and consideration transferred were recorded at estimated fair value on the acquisition date. Subsequent to the acquisition date, the Bancorp received new information about the facts and circumstances surrounding other real estate owned (“OREO”), customer’s loans and the acquired federal net operating loss. As a result, the Bancorp adjusted its acquisition date information by recognizing increases to goodwill and deferred tax assets of $1.2 million and $1.6 million, respectively, offset by decreases to other real estate owned of $1.4 million, and loans receivable not covered by loss sharing agreements with the FDIC of $1.4 million. In addition, the adjustment to deferred tax assets included a $626,000 write-off of acquired NOLs that would have expired before having been used. These measurement-period adjustments have been retrospectively applied to comparative financial information for prior periods.

The following table presents the final fair values of assets acquired and liabilities assumed.

	Berkshire Bank September 17, 2011
	(in thousands)
Total purchase price		$11,274

Net assets acquired:
Cash	$19,207
Restricted investments	947
Loans	97,014
Accrued interest receivable	276
Premises and equipment, net	3,416
Other real estate owned	1,817
Deferred tax assets	4,815
Other assets	2,989
Time deposits	(45,721)
Deposits other than time deposits	(76,145)
Accrued interest payable	(48)
Other liabilities	(922)

		7,645

Goodwill resulting from Berkshire Merger		$3,629

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

Manufactured Housing Loans

During 2011 and 2012, Customers Bank purchased manufacturing housing loans from Tammac Holding Corporation (“Tammac”). These following purchases were opportunistic purchases and may not be indicative of future strategies or purchases:

•	On September 30, 2011, the Bank purchased from Tammac $19.3 million of manufactured housing loans and a 1.50% interest only strip security with an estimated value of $3 million secured by a pool of $70 million of loans originated by Tammac for a total purchase price of $13 million.

•	On July 24, 2012, the Bank paid $63.2 million to acquire manufactured housing loans from Vanderbilt Mortgage and Finance Inc. at par. These loans were originated by Tammac and will be serviced by Tammac on the Bank’s behalf. Approximately 85% of the loans are chattel, with the other 15% representing real estate. The loans carry an 11.3% coupon rate, where Tammac earns a 2.0% servicing fee and also retains the rights to a 2.0% IO Strip in relation to this pool of loans. The full recourse for losses on these loans resides with Tammac.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accounting and reporting policies of the Bancorp are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchased-credit-impaired loans, FDIC indemnification asset, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, the fair value of financial instruments, and annual goodwill impairment analysis.

Certain amounts reported in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. Customers Bank includes the accounts of its wholly owned subsidiary CIC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks with a maturity date of three months or less.

Restrictions on Cash and Amounts due from Banks

Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, these reserve balances were $50.1 million and $26.2 million, respectively.

Investment Securities

Customers acquires securities, largely mortgage-backed securities, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Securities are classified at the time of acquisition as available for sale, held to maturity, or trading, and their designation determines their accounting as follows:

Available for sale: Investments securities classified as available for sale are those debt and equity securities that the Bancorp intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded at the trade date. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Held to maturity: Investment securities classified as held to maturity are those debt securities that the Bancorp has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years. For additional information about this restriction refer to NOTE 5 – “INVESTMENT SECURITIES”.

Trading: Investment securities classified as trading as those debt and equity securities that management intends to actively trade. These securities are carried at their current fair value, with changes in fair value reported in income. Customers has not actively traded any securities.

For available-for-sale and held-to-maturity securities, management must periodically assess whether the securities are other than temporarily impaired. Other-than-temporary impairment means that management believes the security’s reduction in value is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. When a held-to-maturity or available-for-sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Bancorp intends to sell the security, and (b) whether it is more likely than not that the Bancorp will be required to sell the security prior to recovery of its amortized cost basis.

If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the consolidated statements of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Bancorp does not expect to recover the entire amortized cost, an other-than-temporary impairment has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

For marketable equity securities, the Bancorp considers the issuer’s financial condition, capital strength and near term prospects to determine whether an impairment is temporary or other-than-temporary. The Bancorp also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment as of the balance sheet date is recognized in earnings even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value.

Loan Accounting Framework

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. The Bank accounts for loans based on the following categories:

•	Loans held for sale

•	Loans at fair value

•	Purchased loans

•	Loans receivable not covered under Loss Sharing Agreements with the FDIC

•	Loans receivable covered under Loss Sharing Agreements with the FDIC

The following provides a detailed discussion of the accounting for loans in these categories:

Loans Held for Sale

Loans originated by the Bank with the intent to sell in the secondary market are carried either at the lower of cost or fair value, determined in the aggregate, or at fair value, depending upon the election made at the time the loan is made. These loans are sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans accounted for at lower of cost or fair value are recognized in earnings based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any. As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value.

Loans originated by the Bank with the intent to sell for which fair value accounting is elected are marked to fair value with any difference between the proceeds received and the carrying amount of the loan recognized in earnings. No fees or costs related to such loans are deferred, so they do not affect the gain or loss calculation at the time of sale.

We also elected the fair value option for certain lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012. This adoption is in accordance with the parameters established by ASC 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, these lending transactions are classified as “Loans held for sale” and are carried at fair value on the balance sheet with unrealized changes in fair value presented in earnings.

An allowance for loan losses is not maintained relative to loans classified as held for sale as either the lower cost or market or fair value has an embedded mark for credit losses.

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

Transfers of financial assets, including loan participations sold, are accounted for as sales, when control over the assets has been surrendered (settlement date). Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Purchased Loans

The Bancorp believes that the varying circumstances under which it purchases loans and the diverse quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be purchased-credit-impaired loans. Therefore, loan acquisitions are and will be evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are and will be accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are and will be accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Loans Receivable Covered Under Loss Sharing Agreements

Loans acquired in the FDIC assisted transactions in 2010 from USA Bank and ISN Bank are subject to loss sharing agreements with the FDIC. These loans are referred to as “covered loans” and are reported separately in the balance sheet.

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

The Bank’s portfolio groups include commercial and industrial, commercial real estate, construction, residential real estate, mortgage warehouse, manufactured housing, consumer, and PCI loans. The Bank further disaggregates its residential real estate portfolio into two classes based upon certain risk characteristics; first mortgages and home equity. The remaining portfolio groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segregated.

The total allowance for loan losses consists of an allowance for impaired loans, a general allowance for losses, and may also include residual non-specific reserve amounts. The allowance for loan losses is maintained at a level considered adequate to provide for losses that are estimated to have been incurred. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The Bank’s current methodology for determining the allowance for loan losses is based on historical loss rates, risk ratings, specific allocation on loans identified as impaired above specified thresholds and other qualitative adjustments.

The impaired loan component relates to loans for which it is likely that the Bank will be unable to collect all contractual principal and interest due. For such loans, an allowance is established when the (i) discounted cash flows, (ii) collateral value, or (iii) the impaired loan value is lower than the carrying value of the loan.

The general component of the reserve for loan losses covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon loan risk ratings and historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors. Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired. These qualitative risk factors include:

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

A residual reserve may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual reserve amount reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Residential real estate loans are secured by one to four dwelling units. This group is further divided into first mortgage and home equity loans. First mortgages have limited risk as they are originated at a loan to value ratio of 80% or less. Home equity loans have additional risks as a result of typically being in a second position or lower in the event collateral is liquidated.

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

Estimates of cash flows expected to be collected for PCI loans are updated each reporting period. If the Bank estimates decreases in expected cash flows to be collected after acquisition, the Bank charges the provision for loan losses and establishes an allowance for loan losses.

Credit Quality Factors

Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan. Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality factor ratings refer to “NOTE 7 – “LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES.”

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for both covered and non-covered loans for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less cost to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of Customers’ collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.

Covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring that is applied to the non-covered loan portfolio. If credit deterioration is experienced subsequent to the initial acquisition as indicated above, such deterioration will be measured, and a provision for loan losses will be charged to earnings. These provisions will be offset by an increase to the FDIC loss sharing receivable for the estimated portion anticipated to be received from the FDIC.

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred.

FHLB, Federal Reserve Bank, and other restricted stock

FHLB, Federal Reserve Bank, and other restricted stock represents required investment in the capital stock of the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank, and Atlantic Central Bankers Bank and is carried at cost. In February 2012, the FHLB of Pittsburgh declared a dividend payable to their shareholders and also resumed repurchase of excess capital stock. This was a recovery from December 2009, when the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less the cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the statement of income. Certain other real estate owned that was acquired from USA Bank and ISN Bank or through the foreclosure of loans of those banks is subject to Loss Sharing Agreements with the FDIC.

FDIC Loss Sharing Receivable

The FDIC loss sharing receivable is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferrable if the assets are sold. The FDIC loss sharing receivable was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreements. The difference between the present value and the undiscounted cash flows the Bank expects to collect from the FDIC is accreted into interest income over the life of the FDIC loss sharing receivable.

The FDIC loss sharing receivable is reviewed quarterly and adjusted for changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Increases in estimated cash flows on the covered assets will reduce the FDIC loss sharing receivable and decreases in estimated cash flows on the covered assets will increase the FDIC loss sharing receivable. Increases to the FDIC loss sharing receivable are recorded as a reduction to the provision for loan losses and decreases to the FDIC loss sharing receivable are recorded either as an increase to the provision for loan losses (to the extent an increase in the FDIC receivable balance was previously recorded as a reduction to the provision for loan losses) or recognized over the life of the loss share agreements.

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

Treasury Stock

Common stock purchased for treasury is recorded at cost. No treasury stock has been reissued.

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

Compensation cost for all share awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with cliff-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Black-Scholes model is used to estimate the fair value of stock options, while the market price of Customers Bancorp’s common stock at the date of grant is used for restricted stock awards.

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income. Unrealized gains and losses on securities available for sale include a component for unrealized changes in foreign currency exchange rates relating to the Bancorp’s investment in certain foreign equity securities. Unrealized gains and losses on available for sale securities are the only components of accumulated other comprehensive income.

Earnings per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes all potentially dilutive common shares outstanding during the period. Potential common shares that may be issued related to outstanding stock options, restricted stock units, and warrants are determined using the treasury stock method.

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

Accounting Changes

The Fair Value Option

We elected the fair value option for loans to provide liquidity to mortgage bankers under a Master Repurchase Agreement originated after July 1, 2012 in order to more accurately represent the short term nature of the transaction and its inherent credit risk. This adoption is in accordance with the parameters established by Accounting Standards Codification (“ASC”) 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, new warehouse lending transactions are classified as “Loans held for sale” on the balance sheet. The interest income from the warehouse lending transactions are classified in “Interest Income – Loans held for sale” on the consolidated statements of income. An allowance for loan losses is not recorded for the warehouse lending transactions when measured at fair value since under ASC 825, the exit price (the repurchase price) for warehouse lending transactions considers the effect of expected credit losses.

We also elected to use fair value accounting for residential mortgage loans originated after October 1, 2013 with the intent to sell at time of origination. The accounting for the residential mortgage loans subject to this fair value election follows the accounting described for the warehouse loans also subject to the fair value accounting election. The unrealized fair value changes related to these loans are classified in “Mortgage banking income” on the consolidated statements of income.

Change in Accounting Estimates

Estimates of cash flows from purchased credit-impaired (“PCI”) loans were revised during the third quarter of 2012 due to a conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, interest income is based on an acquired loan’s expected cash flows. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software is a more precise quantification of future cash flows than the analysis that was previously calculated manually. Upon conversion to the new software, acquisition date loan values were loaded into the system and the new software calculated their fair values using its complex valuation model. Conversion to the new system was completed in September 2012. To adjust the acquisition date loan balances recorded on Customers Bank’s books to the amounts calculated by the new software, approximately $4.5 million was recognized in other non-interest income in the third quarter of 2012. The revised valuation for the PCI acquisition date loan balances due to the conversion to the new software is accounted for prospectively as a change in accounting estimate.

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

Recently Issued Accounting Standards and Updates

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force. The ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Business Entity – An Addition to the Master Glossary. The ASU improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the guidance in this ASU. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a consensus of the FASB Emerging Issues Task Force. The ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The ASU also removes the restriction on using different benchmark rates for similar hedges. The guidance in this ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU has not had a significant impact on the Bancorp’s financial condition or results of operation.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force. The guidance in this USU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements were effective for fiscal years and interim periods beginning after December 15, 2012 for public companies.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with relevant accounting guidance or subject to an enforceable master netting arrangement or similar agreement. The guidance in this ASU was effective for the first interim or annual period beginning on or after January 1, 2013 (the same effective date for ASU 2011-11) and was to be applied retrospectively. See “NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for the required disclosures.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). This ASU requires an entity to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. The amendments in this ASU were effective for the first interim periods or annual period beginning on or after December 15, 2012 and were to have been applied prospectively. This ASU has not had a significant impact on the Bancorp’s financial condition or results of operation.

NOTE 4 – EARNINGS PER SHARE

The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented:

	December 31,
	2013	2012	2011
	(dollars in thousands, except per share data)
Net income available to common shareholders	$32,694	$23,818	$3,990

Weighted-average number of common shares outstanding – basic	22,259,162	13,416,396	10,071,566
Stock-based compensation plans	421,867	250,701	141,263
Warrants	180,473	119,978	71,532

Weighted-average number of common shares – diluted	22,861,502	13,787,075	10,284,361

Basic earnings per share	$1.47	$1.78	$0.40
Diluted earnings per share	1.43	1.73	0.39

The following is a summary of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

	December 31,
	2013	2012	2011
Anti-dilutive securities:
Share-based compensation awards	745,035	152,251	34,130
Warrants	118,745	129,946	130,047

Total anti-dilutive securities	863,780	282,197	164,177

NOTE 5 – INVESTMENT SECURITIES

In May 2012, Customers Bancorp reclassified its $269.0 million held-to-maturity investment portfolio to available for sale. Due to its strong outlook for loan growth, falling interest rates, and its then recent decision to postpone its initial public offering of stock, the Bancorp decided to proceed with this reclassification to provide liquidity. The reclassification increased total shareholders’ equity by $5.5 million associated with recording the net security gains on the portfolio, net of tax effects, to accumulated other comprehensive income. These securities were subsequently sold during 2012. In accordance with regulatory and accounting requirements, the Bancorp is prohibited from classifying security purchases as held to maturity for a period of two years, ending May 2014.

The amortized cost and approximate fair value of investment securities are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for Sale:

Mortgage-backed securities (1)	$461,988	$207	$(10,659)	$451,536
Corporate notes	25,000	344	(21)	25,323
Equity securities (2)	23,074	0	(2,360)	20,714

Total	$510,062	$551	$(13,040)	$497,573

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for Sale:

Mortgage-backed securities (1)	$102,449	$1,795	$(109)	$104,135
Corporate notes	25,000	89	(137)	24,952
Equity securities	6	0	0	6

Total	$127,455	$1,884	$(246)	$129,093

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

The following table shows proceeds from the sale of available-for-sale investment securities, gross gains, and gross losses on those sales of securities:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds from sale of available-for-sale investment securities	$135,193	$309,221	$182,743

Gross gains	$1,274	$9,017	$2,731
Gross losses	0	0	0

Net gains	$1,274	$9,017	$2,731

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

The following table shows investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	December 31, 2013
	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$0	$0
Due after one year through five years	25,000	25,323
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	461,988	451,536

Total debt securities	$486,988	$476,859

The Bancorp’s investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position were as follows:

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Mortgage-backed securities (1)	$425,623	$(10,061)	$5,274	$(598)	$430,897	$(10,659)
Corporate notes	4,982	(18)	4,997	(3)	9,979	(21)
Equity securities (2)	20,714	(2,360)	0	0	20,714	(2,360)

Total	$451,319	$(12,439)	$10,271	$(601)	$461,590	$(13,040)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Mortgage-backed securities (1)	$5,695	$(87)	$429	$(22)	$6,124	$(109)
Corporate notes	0	0	9,862	(137)	9,862	(137)

Total	$5,695	$(87)	$10,291	$(159)	$15,986	$(246)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

At December 31, 2013, there were thirty-six available for sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2012, there were two available-for-sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. Customers has analyzed these investments for other than temporary impairment. The unrealized losses on the mortgage backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market prices and market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price or foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and would recover by way of changes in market prices or foreign currency exchange rates. The Company intends to hold these securities for the foreseeable future, and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired.

At December 31, 2013 and 2012, Customers Bank had pledged investment securities aggregating $451.1 million and $103.5 million fair value, respectively, as collateral that the counterparties do not have the ability to sell or repledge.

NOTE 6 – LOANS HELD FOR SALE

The composition of loans held for sale was as follows:

	December 31,
	2013	2012
	(in thousands)
Mortgage warehouse loans at fair value	$740,694	$1,248,935
Other mortgage warehouse loans	0	190,954
Residential mortgage loans at fair value	6,899	0

Loans held for sale	$747,593	$1,439,889

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following table presents loans receivable as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Construction	$14,627	$27,792
Commercial real estate	24,258	44,901
Commercial and industrial	5,814	11,153
Residential real estate	18,733	19,952
Manufactured housing	3,293	3,728

Total loans receivable covered under FDIC loss sharing agreements (1)	66,725	107,526

Construction	36,901	28,897
Commercial real estate	1,835,186	835,488
Commercial and industrial	239,509	75,118
Mortgage warehouse	866	9,565
Manufactured housing	139,471	154,703
Residential real estate	145,188	109,430
Consumer	2,144	2,061

Total loans receivable not covered under FDIC loss sharing agreements	2,399,265	1,215,262

Total loans receivable	2,465,990	1,322,788
Deferred (fees) costs, net	(912)	1,679
Allowance for loan losses	(23,998)	(25,837)

Loans receivable, net	$2,441,080	$1,298,630

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Loans

The following table summarizes non-covered loans by class and performance status as of December 31, 2013 and 2012:

	December 31, 2013
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)

Commercial and industrial	$10	$0	$10	$123	$237,453	$1,923	$239,509
Commercial real estate	0	0	0	9,924	1,788,144	37,118	1,835,186
Construction	0	0	0	2,049	33,922	930	36,901
Residential real estate	555	0	555	969	133,158	10,506	145,188
Consumer	0	0	0	0	1,728	416	2,144
Mortgage warehouse	0	0	0	0	866	0	866
Manufactured housing (5)	7,921	3,772	11,693	448	122,416	4,914	139,471

Total	$8,486	$3,772	$12,258	$13,513	$2,317,687	$55,807	$2,399,265

	December 31, 2012
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)

Commercial and industrial	$38	$0	$38	$288	$72,715	$2,077	$75,118
Commercial real estate	1,437	0	1,437	17,770	770,508	45,773	835,488
Construction	0	0	0	2,423	25,022	1,452	28,897
Residential real estate	381	0	381	1,669	95,396	11,984	109,430
Consumer	0	0	0	56	1,486	519	2,061
Mortgage warehouse	0	0	0	0	9,565	0	9,565
Manufactured housing (5)	9,234	1,966	11,200	141	135,924	7,438	154,703

Total	$11,090	$1,966	$13,056	$22,347	$1,110,616	$69,243	$1,215,262

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Loans where next payment due is less than 30 days from the report date.
(3)	Purchased-credit-impaired loans that were aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Bank recognizes interest income on each pool of loans, they are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans. For additional information about purchased-credit-impaired loans, refer to refer to NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION – Purchased Loans.”
(4)	Amounts exclude deferred costs and fees and the allowance for loan losses.
(5)	Manufactured housing loans purchased in 2010 are subject to cash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

Covered Loans

The following table summarizes covered loans by class and performance status as of December 31, 2013 and 2012:

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)

Commercial and industrial	$295	$0	$295	$2	$3,172	$2,345	$5,814
Commercial real estate	245	0	245	1,691	13,586	8,736	24,258
Construction	0	0	0	3,382	1,967	9,278	14,627
Residential real estate	90	0	90	564	14,108	3,971	18,733
Manufactured housing	56	0	56	11	3,081	145	3,293

Total	$686	$0	$686	$5,650	$35,914	$24,475	$66,725

	December 31, 2012
	30- 89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)

Commercial and industrial	$220	$0	$220	$100	$8,404	$2,429	$11,153
Commercial real estate	0	0	0	3,712	20,859	20,330	44,901
Construction	0	0	0	5,244	6,472	16,076	27,792
Residential real estate	0	0	0	1,358	14,226	4,368	19,952
Manufactured housing	48	0	48	90	3,527	63	3,728

Total	$268	$0	$268	$10,504	$53,488	$43,266	$107,526

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Purchased loans from the FDIC with no evidence of credit deterioration since origination.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Bank recognizes interest income on each pool of loans, they are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans. For additional information about purchased-credit-impaired loans, refer to refer to NOTE 3 “SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION – Purchased Loans” .
(4)	Amounts exclude deferred costs and fees and allowance for loan losses.

Allowance for Loan Losses and FDIC Loss Sharing Receivable

Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows are recognized by recording an allowance for loan losses with the related provision for loan losses reduced for the amount reimbursable by the FDIC. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bancorp records a reduction in the allowance for loan losses with a related reduction in losses reimbursable by the FDIC. Increases in expected cash flows of purchased loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income.

The following table presents changes in the allowance for loans losses and the FDIC sharing receivable for the years ended December 31, 3013, 2012 and 2011.

	Allowance for Loan Losses For The Years Ended December 31,
	2013	2012	2011
	(in thousands)

Beginning Balance	$25,837	$15,032	$15,129
Provision for loan losses (1)	5,055	16,271	9,450
Charge-offs	(7,338)	(6,166)	(9,661)
Recoveries	444	700	114

Ending Balance	$23,998	$25,837	$15,032

	FDIC Loss Sharing Receivable For The Years Ended December 31,
	2013	2012	2011
	(in thousands)

Beginning Balance	$12,343	$13,077	$16,702
Increased estimated cash flows (2)	2,819	2,001	1,955
Other activity, net (3)	1,610	3,838	1,965
Cash receipts from FDIC	(6,726)	(6,573)	(7,545)

Ending Balance	$10,046	$12,343	$13,077

(1) Provision for loan losses	$5,055	$16,271	$9,450
(2) Benefit attributable to FDIC loss share arrangements	(2,819)	(2,001)	(1,955)

Net amount reported as provision for loan losses	$2,236	$14,270	$7,495

(3)	Includes external costs, such as legal fees, real estate taxes and appraisal expenses, that qualify for reimbursement under loss share arrangements. For 2012, includes change in accounting estimate as described in “NOTE 3—SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.”

Impaired Loans – Covered and Non-Covered

The following tables present a summary of impaired loans as of the years ended December 31, 2013 and 2012. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2013
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$13,097	$13,159	$		$9,953	$35
Commercial real estate	14,397	15,249			22,475	158
Construction	2,777	4,046			6,408	0
Consumer	0	0			90	0
Residential real estate	2,831	2,831			2,523	898
With an allowance recorded:
Commercial and industrial	2,469	3,739		829	1,616	25
Commercial real estate	2,261	3,167		946	7,497	82
Construction	1,132	1,132		351	5,054	0
Consumer	64	64		17	48	5
Residential real estate	252	252		199	875	254

Total	$39,280	$43,639		$2,342	$56,539	$1,457

	December 31, 2012
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$3,844	$3,844	$		$4,922	$209
Commercial real estate	26,626	27,477			23,089	1,247
Construction	6,588	6,618			7,420	9
Consumer	101	101			130	1
Residential real estate	3,188	3,188			2,543	63
With an allowance recorded:
Commercial and industrial	374	374		295	673	12
Commercial real estate	8,708	10,022		2,505	8,998	149
Construction	5,116	6,022		1,541	6,545	205
Consumer	100	100		14	43	6
Residential real estate	1,331	1,331		270	1,040	13

Total	$55,976	$59,077		$4,625	$55,403	$1,914

Troubled Debt Restructurings

At December 31, 2013 and 2012, there were $4.6 million and $6.1 million, respectively, in loans categorized as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bancorp requires sustained performance for nine months before returning a TDR to accrual status.

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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession at December 31, 2013 and 2012. There were no modifications that involved forgiveness of debt.

	December 31, 2013
	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(in thousands)
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	790	448	1,238

Total	$790	$448	$1,238

	December 31, 2012
	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(in thousands)
Extended under forbearance	$0	$514	$514
Multiple extensions resulting from financial difficulty	47	0	47
Interest rate reductions	792	141	933

Total	$839	$655	$1,494

The following tables provide by class the number of loans modified in troubled debt restructurings and recorded investments at December 31, 2013 and 2012.

	December 31, 2013
	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	8	758	5	448
Residential real estate	0	0	0	0
Consumer	1	32	0	0

Total loans	9	$790	5	$448

	December 31, 2012
	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	4	223	3	141
Residential real estate	1	564	1	67
Consumer	1	52	1	447

Total loans	6	$839	5	$655

As of December 31, 2013 and 2012, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.

For the year ended December 31, 2013, the recorded investment of loans determined to be TDRs was $1.2 million, both before and after restructuring. For the year ended December 31, 2012, the recorded investment of loans determined to be TDRs was $1.5 million, both before and after restructuring. During the year period ending December 31, 2013, five TDR loans defaulted with a recorded investment of $0.4 million. During the year end December 31, 2012, three TDR loans defaulted with a recorded investment of $0.3 million. Since these loans were included in the loan portfolio that is subject to the cash reserve, they will be removed from the loan portfolio when they become ninety days past due.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during 2013, compared to specific allowances of $0.1 million for 2012.

Credit Quality Indicators

Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan.

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction, and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. Consumer loans are not assigned to a risk rating. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

The risk rating grades are defined as follows:

“1” – Pass/Excellent

Loans rated 1 represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets.

“2” – Pass/Superior

Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position, borrowers are virtually immune to local economies in stable growing industries, and where management is well respected and the company has ready access to public markets.

“3” – Pass/Strong

Loans rated 3 are those loans for which the borrower has above average financial condition and flexibility; more than satisfactory debt service coverage, balance sheet and operating ratios are consistent with or better than industry peers, have little industry risk, move in diversified markets and are experienced and competent in their industry. These borrowers access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.

“4” – Pass/Good

Loans rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, bust sources are not as widely available as they are to a higher grade borrower. These loans carry a normal level of risk, with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans.

“5” – Satisfactory

Loans rated 5 are extended to borrowers who are determined to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher grad loans. If adverse circumstances arise, the impact on the borrower may be significant.

“6” – Satisfactory/Bankable with Care

Loans rated 6 are those for which the borrower has higher than normal credit risk; however cash flow and asset values are generally intact. These borrowers may exhibit declining financial characteristics, which increasing leverage and decreasing liquidity and may have limited resources and access to financial alternatives. Signs of weakness in these borrowers may include delinquent taxes, trade slowness and eroding profit margins.

“7” – Special Mention

Loans rated Special Mention are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event that potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the debt in the future may occur. This grade is not assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable with the credit was originally approved. Loans where significant actual, not potential, weaknesses or problems are clearly evident are graded in the category below.

“8” – Substandard

Loans are classified Substandard when the loans are inadequately protected by the current sound worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected.

“9” – Doubtful

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

“10” – Loss

The Bank assigns a loss rating to loans considered uncollectible and of such little value that their continuance as an active asset is not warranted. Loss estimates in excess of 30% will result in a loss classification. Amounts classified as loss are immediately charged off.

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and nonperforming.

The following presents the credit quality tables as of December 31, 2013 and 2012 for the non-covered loan portfolio.

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)

Pass/Satisfactory	$228,748	$1,808,804	$34,822	$142,588
Special Mention	10,314	12,760	29	940
Substandard	447	13,622	2,050	1,660
Doubtful	0	0	0	0

Total	$239,509	$1,835,186	$36,901	$145,188

	Consumer	Mortgage Warehouse	Manufactured Housing
	(in thousands)

Performing	$2,144	$866	$127,330
Non-performing (1)	0	0	12,141

Total	$2,144	$866	$139,471

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)

Pass/Satisfactory	$70,955	$794,187	$26,020	$105,490
Special Mention	3,836	18,737	454	1,017
Substandard	327	21,801	1,971	2,919
Doubtful	0	763	452	4

Total	$75,118	$835,488	$28,897	$109,430

	Consumer	Mortgage Warehouse	Manufactured Housing
	(in thousands)

Performing	$2,005	$9,565	$154,562
Non-performing (1)	56	0	141

Total	$2,061	$9,565	$154,703

(1)	Includes loans that are on non-accrual status at December 31, 2013 and 2012.

The following presents the credit quality tables as of December 31, 2013 and 2012 for the covered loan portfolio.

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)

Pass/Satisfactory	$3,688	$14,330	$1,967	$14,137
Special Mention	223	2,989	0	455
Substandard	1,903	6,939	12,660	4,141
Doubtful	0	0	0	0

Total	$5,814	$24,258	$14,627	$18,733

Manufactured Housing
(in thousands)

Performing	$3,226
Non-performing (1)	67

Total	$3,293

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)

Pass/Satisfactory	$8,888	$26,195	$2,434	$14,021
Special Mention	51	225	4,038	455
Substandard	2,214	18,481	21,320	5,476
Doubtful	0	0	0	0

Total	$11,153	$44,901	$27,792	$19,952

Manufactured Housing
(in thousands)

Performing	$3,638
Non-performing (1)	90

Total	$3,728

(1)	Includes loans that are on non-accrual status at December 31, 2013 and 2012.

The changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 and the loans and allowance for loan losses by class and impairment method as of December 31, are presented in the tables below. The amounts presented below for the provision for loan losses do not include expected benefits resulting from the FDIC loss share arrangements for the covered loans.

Twelve months ended December 31, 2013	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
	(in thousands)
Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	(1,387)	(3,358)	(2,096)	(410)	0	(87)	0	0	(7,338)
Recoveries	391	42	0	2	0	9	0	0	444
Provision for loan losses	2,157	3,582	490	(335)	(136)	54	(35)	(722)	5,055

Ending Balance, December 31, 2013	$2,638	$15,705	$2,385	$2,490	$614	$130	$36	$0	$23,998

Loans:
Individually evaluated for impairment	$15,566	$16,658	$3,909	$3,083	$0	$64	$0		$39,280
Collectively evaluated for impairment	225,489	1,796,932	37,411	146,361	137,705	1,664	866		2,346,428
Loans acquired with credit deterioration	4,268	45,854	10,208	14,477	5,059	416	0		80,282

	$245,323	$1,859,444	$51,528	$163,921	$142,764	$2,144	$866		$2,465,990

Allowance for loan losses:
Individually evaluated for impairment	$829	$946	$351	$199	$0	$17	$0	$0	$2,342
Collectively evaluated for impairment	1,574	9,642	267	767	84	38	36	0	12,408
Loans acquired with credit deterioration	235	5,117	1,767	1,524	530	75	0	0	9,248

	$2,638	$15,705	$2,385	$2,490	$614	$130	$36	$0	$23,998

Twelve months ended December 31, 2012	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
	(in thousands)
Beginning Balance, January 1, 2012	$1,441	$7,029	$4,656	$844	$18	$61	$929	$54	$15,032
Charge-offs	(522)	(2,462)	(2,507)	(649)	0	(26)	0	0	(6,166)
Recoveries	514	63	4	5	0	114	0	0	700
Provision for loan losses	44	10,809	1,838	3,033	732	5	(858)	668	16,271

Ending Balance, December 31, 2012	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837

Loans:
Individually evaluated for impairment	$4,218	$35,334	$11,704	$4,519	$0	$201	$0		$55,976
Collectively evaluated for impairment	77,547	778,952	27,457	108,511	150,930	1,341	9,565		1,154,303
Loans acquired with credit deterioration	4,506	66,103	17,528	16,352	7,501	519	0		112,509

	$86,271	$880,389	$56,689	$129,382	$158,431	$2,061	$9,565		$1,322,788

Allowance for loan losses:
Individually evaluated for impairment	$295	$2,505	$1,541	$270	$0	$14	$0	$0	$4,625
Collectively evaluated for impairment	731	7,048	350	917	63	55	71	722	9,957
Loans acquired with credit deterioration	451	5,886	2,100	2,046	687	85	0	0	11,255

	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At December 31, 2013 and 2012, funds available for reimbursement, if necessary, were $3.1 million and $3.5 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The following table presents the changes in accretable yield related to purchased-credit-impaired loans:

	December 31,
	2013	2012	2011
	(in thousands)
Accretable yield balance, beginning of period	$32,174	$45,358	$7,176
Additions resulting from acquisition	0	0	41,306
Accretion to interest income	(6,213)	(11,723)	(3,556)
Reclassification from nonaccretable difference and disposals, net	(3,404)	(1,461)	432

Accretable yield balance, end of period	$22,557	$32,174	$45,358

NOTE 8 – BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment were as follows:

		December 31,
	Expected Useful Life	2013	2012
		(in thousands)
Leasehold improvements	3 to 25 years	$11,507	$9,789
Furniture, fixtures and equipment	5 to 10 years	4,353	3,268
IT equipment	3 to 5 years	3,740	2,752
Automobiles	5 to 10 years	172	112

		19,772	15,921

Accumulated depreciation		(8,147)	(6,249)

Total		$11,625	$9,672

Future minimum rental commitments under non-cancelable leases were as follows:

December 31, 2013
(in thousands)
2014	$3,008
2015	2,390
2016	2,219
2017	2,001
2018	1,770
Subsequent to 2018	2,823

Total minimum payments	$14,211

Rent expense, which includes reimbursements to the lessor for real estate taxes, was approximately $2.5 million, $2.1 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Bancorp’s leases are for land and branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

NOTE 9 – GOODWILL

The Bancorp’s goodwill was recognized in connection with the acquisition of Berkshire Bank on September 17, 2011. The following table presents changes to goodwill as originally estimated at September 17, 2011, and measurement period adjustments to the fair values of certain assets acquired as information about facts and circumstances that existed as of the acquisition date became available.

(in thousands)
Balance at January 1, 2011	$0
Goodwill resulting from the Berkshire acquisition, as originally estimated at September 17	2,465
Subsequent adjustments relating to deferred income taxes	(867)

Balance at December 31, 2011, as originally reported	1,598
Final adjustments relating to the Berkshire acquisition:
Loans receivable	1,147
Other real estate owned	1,668
Deferred income taxes	(784)

Balance at December 31, 2012 and 2013	$3,629

The goodwill acquired in the Berkshire acquisition is not deductible for income tax purposes.

In accordance with ASC 350-20, Goodwill and Other Intangibles, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if impairment indicators arise. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If this qualitative test determines it is unlikely (less than 50% probability) that the carrying value of the reporting unit is less than its fair value, then the Bancorp does not have to perform a step one impairment test. The Bancorp performed its annual analysis applying a qualitative factor test as of October 31, 2013. In accordance with the requirements of ASC 350-20, the Bancorp identified qualitative factors that were relevant to the general banking industry and specifically to Customers. As part of its assessment, the Bancorp reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance, merger and acquisition trends in the banking industry and other current conditions and trends specific to the banking industry. The qualitative analysis was constructed to determine whether the weight of evidence indicated whether it was more likely than not that the carrying value of the reporting unit exceeded its fair value. The resulting summation of the qualitative assessments were less than 50%, therefore the Bancorp was not required to proceed with Step One impairment testing.

Based on the results of the Qualitative Goodwill Impairment Test, the Bancorp determined that there was no impairment on the current goodwill balance of $3.6 million.

NOTE 10 – DEPOSITS

The components of deposits were as follows:

	December 31,
	2013	2012
	(in thousands)
Demand, non-interest bearing	$478,103	$219,687
Demand, interest bearing	58,013	37,260
Savings, including money market deposit accounts	1,298,468	1,003,985
Time, $100,000 and over	797,322	708,487
Time, other	328,016	471,399

Total deposits	$2,959,922	$2,440,818

Time deposits scheduled maturities at December 31, 2013 were as follows:

December 31, 2013
(in thousands)
2014	$719,643
2015	127,682
2016	211,541
2017	48,725
2018	17,747

Total time deposits	$1,125,338

The aggregate amount of demand deposit overdrafts that were reclassified as loans totaled $1.0 million at December 31, 2013, compared to an immaterial amount as of December 31, 2012.

Included in the savings balances above were $277.7 million and $203.1 million of brokered money market deposits, respectively, as of December 31, 2013 and 2012. Also, included in time, other balances above were $36.0 million and $149.9 million of brokered time deposits, respectively, as of December 31, 2013 and 2012.

NOTE 11 – BORROWINGS

Short-term debt

Short-term debt was as follows:

	December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(dollars in thousands)
FHLB advances	$611,500	0.26%	$411,000	0.25%
Federal funds purchased	13,000	0.48%	5,000	0.20%

Total short-term borrowings	$624,500		$416,000

The following is a summary of the Bancorp’s short-term borrowings:

	December 31,
	2013	2012	2011
	(dollars in thousands)
FHLB advances:
Maximum outstanding at any month end	$769,750	$411,000	$329,000
Average balance during the year	120,309	74,336	25,015
Weighted average interest rate during the year	0.55%	0.38%	0.34%
Federal funds purchased:
Maximum outstanding at any month end	125,000	55,000	8,000
Average balance during the year	32,351	4,336	1,415
Weighted average interest rate during the year	0.31%	0.24%	0.12%

At December 31, 2013 and 2012, the Bank had aggregate availability under federal funds lines totaling $35.0 million and $135.0 million, respectively.

Long-term debt

FHLB advances

The contractual maturities of long-term advances from the FHLB were as follows:

	December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(dollars in thousands)

2014	$0	0.00%	$15,000	0.52%
2015	50,000	0.54	25,000	0.61%
2016	35,000	0.66	10,000	0.77
2017	5,000	3.08	5,000	3.08
2018	5,000	3.31	5,000	3.31

	$95,000		$60,000

Of the $95.0 million of long-term advances above, $10.0 million in FHLB advances that mature in 2017 and 2018 are convertible select advances. One $5.0 million advance may be converted during any quarter to a floating-rate advance with a rate of three-month LIBOR plus 17 basis points. The remaining $5.0 million advance may be converted in any quarter to a floating-rate advance with a rate of three-month LIBOR plus 18 basis points. If the Bancorp were to convert these advances to a floating rate, the Bancorp would have the right to prepay the advances with no penalty.

The Bank had a total borrowing capacity with the Federal Home Loan Bank of $1.6 billion and with the Federal Reserve Bank of Philadelphia of $92.3 million at December 31, 2013. The Bank had a total borrowing capacity with the Federal Home Loan Bank of $608.9 million and with the Federal Reserve Bank of Philadelphia of $107.0 million at December 31, 2012. Amounts can be borrowed as short-term or long-term. As of December 31, 2013, advances under these arrangements are secured by certain assets, which include a blanket lien on securities of $0.4 billion and qualifying loans of Customers Bank of $1.3 billion.

Senior notes

In July and August 2013, the Bancorp issued $63.3 million in aggregate principal amount of senior notes due 2018. The notes bear interest at 6.375% per year which is payable on March 15, June 15, September 15, and December 15 of each year. The notes are unsecured obligations of the Bancorp and rank equally with all of its secured and unsecured senior indebtedness.

Subordinated debt

Customers Bank issued a subordinated term note during the second quarter of 2004. The note was issued for $2.0 million at a floating rate based upon the three-month LIBOR rate, determined quarterly, plus 2.75% per annum. Quarterly interest payments are made on this note in January, April, July and October. At December 31, 2013, the quarterly average rate was 2.99%, and the average rate for the year was 3.02%. The note matures in the fourth quarter of 2014.

NOTE 12 – SHAREHOLDERS’ EQUITY

In November 2013, the Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program.

At December 31, 2013, there were warrants outstanding to purchase 588,813 shares of the Bancorp’s common stock. At December 31, 2012, there were warrants outstanding to purchase 670,041 shares of the Bancorp’s common stock. The purchase prices at December 31, 2013 and 2012 ranged from $10.50 per share to $73.01 per share.

NOTE 13 – EMPLOYEE BENEFIT PLANS

401(k) Plan

Customers Bank has a 401(k) profit sharing plan whereby eligible employees may contribute up to 15% of their salary to the Plan. Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the employee. Employer contributions for the years ended December 31, 2013, 2012, and 2011 were $0.6 million, $0.3 million, and $0.2 million, respectively.

Supplemental Executive Retirement Plans

Customers Bank entered into a supplemental executive retirement plan (SERP) with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year, but that level of retirement benefit is not guaranteed by the Bank, and the ultimate retirement benefit can be less than or greater than the target. The Bank intends to fund its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which is owned by the Bank. As a result of the acquisition of USA Bank on July 9, 2010, the SERP became effective and the Chairman and Chief Executive Officer is entitled to receive the balance of his account in accordance with the terms of the SERP. The present value of the amount owed as of December 31, 2013 was $3.5 million and was included in other liabilities.

NOTE 14 – SHARE-BASED COMPENSATION PLANS

Summary

During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”), and during 2012, the shareholders of Customers Bancorp approved the 2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of the Bancorp by linking the personal interests of the members of the Board of Directors and employees, officers, and executives of Customers Bank to those of the shareholders of the Bancorp and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of the Bancorp. The 2010 Plan and 2004 Plan are intended to provide flexibility to the Bancorp in its ability to motivate, attract, and retain the services of members of the Board of Directors, and employees, officers, and executives of Customers Bank. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by the Bancorp or continues to serve on the Board. With respect to stock options granted under the 2010 Plan, vested options shall be exercisable only when the Bancorp’s fully diluted tangible book value will have increased by 50% from the date of grant. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than ten years from the date of grant.

The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,333,334 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights (“SARS”), restricted stock, restricted stock units, and unrestricted stock to employees, officers, executives, and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,500,000 shares. At December 31, 2013, the aggregate number of shares of common stock available for grant under these plans was 2,498,602 shares.

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

Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of the Bancorp. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011 which were payable in the first quarter of 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2013, restricted stock units outstanding under this plan totaled 107,172.

Share-based compensation expense is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2013, 2012, and 2011 was $3.4 million, $2.0 million, and $0.7 million, respectively. At December 31, 2013 there was $10.3 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2018.

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

In addition, options to purchase an aggregate of 80,000 shares of Voting Common Stock were granted to certain officers in 2013.

The Bancorp estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options. Expected volatility was based upon limited historical information because the Bancorp’s common stock has only been traded since February 2012. Expected life was management’s estimate which took into consideration the five-year vesting requirement and the fact that there have been no exercises since 2010. The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of an option.

	2013	2012	2011
Weighted-average risk-free interest rate	1.42%	1.15%	2.00%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average expected volatility	13.77%	17.47%	20.00%
Weighted-average expected life (in years)	7.00	6.98	7.00
Weighted-average fair value of each option granted	$3.17	$3.04	$4.14

The following summarizes stock option activity for the year ended December 31, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
	(dollars in thousands, except Weighted-average exercise price)

Outstanding, January 1, 2013	2,003,889	$12.49
Issued	790,597	16.68
Forfeited	(15,000)	16.43

Outstanding, December 31, 2013	2,779,486	$13.66	7.91	$18,350

Exercisable at December 31, 2013	14,438	$20.06	3.32	$55

A summary of the status of the Bancorp’s non-vested options at December 31, 2013 and changes during the year ended December 31, 2013 is as follows:

	Options	Weighted- average exercise price
Non-vested at January 1, 2013	1,999,451	$12.44
Granted	790,597	16.68
Vested	(10,000)	14.94
Forfeited	(15,000)	16.43

Non-vested at December 31, 2013	2,765,048	13.66

Restricted Stock Units

The fair value of restricted stock units granted under the 2004 Plan is determined based on the market price of the Bancorp’s common stock on the date of grant. The fair value of restricted stock units granted under the BRRP is measured as of the date on which such portion of the bonus would have been paid but for the deferral.

In February 2012, the Compensation Committee recommended and the board of directors approved a restricted stock reward program that has two vesting requirements. The first requirement is that the recipient remains an employee or director through December 31, 2016. The second requirement is that the Bancorp’s Voting Common Stock will have traded at a price greater than $18.90 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five-year period ending December 31, 2016. This second requirement was satisfied during the fourth quarter of 2013.

The table below presents the status of the restricted stock units at December 31, 2013 and changes during the year ended December 31, 2013:

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at January 1, 2013	542,648	$12.74
Granted	72,126	14.94
Forfeited	(1,310)	12.80

Outstanding and unvested at December 31, 2013	613,464	$13.00

NOTE 15 – INCOME TAXES

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current	$15,394	$16,003	$4,563
Deferred	2,210	(3,731)	(2,728)

Total	$17,604	$12,272	$1,835

Effective tax rates differ from the federal statutory rate of 35%, which is applied to income before income tax expense, due to the following:

	For the Year Ended December 31,
	2013		2012		2011
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
	(dollars in thousands)
Federal income tax at statutory rate	$17,604	35.00%	$12,631	35.00%	$2,054	35.00%

State income tax	353	0.70	184	0.51	64	1.09
Tax-exempt interest	(155)	(0.31)	(85)	(0.24)	(14)	(0.23)
Interest disallowance	7	0.01	4	0.01	3	0.05
Bank-owned life insurance	(868)	(1.73)	(466)	(1.29)	(490)	(8.35)
Other	663	1.33	4	0.01	218	3.71

Effective income tax rate	$17,604	35.00%	$12,272	34.00%	$1,835	31.27%

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

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$8,399	$9,043
Net unrealized losses on securities	4,371	0
OREO expenses	403	147
Non-accrual interest	1,236	3,153
Net operating losses	2,003	2,274
Deferred compensation	4,250	2,422
Fair value adjustments on acquisitions	2,063	2,119
Other	1,587	606

Total deferred tax assets	24,312	19,764

Deferred tax liabilities:
Tax basis discount on acquisitions	(7,998)	(7,139)
Net unrealized gains on securities	(0)	(573)
Deferred loan costs	(2,438)	(1,502)
Bank premises and equipment	(1,182)	(1,003)
Other	(819)	(406)

Total deferred tax liabilities	(12,437)	(10,623)

Net deferred tax asset	$11,875	$9,141

The Bancorp had approximately $5.7 million of federal net operating loss carryovers at December 31, 2013, that expire in 2023 through 2031.

The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the U.S. Years that remain open for potential review by the Internal Revenue Service are 2010 through 2012 and the state taxing authorities are 2009 through 2012.

The Bancorp’s policy is to record interest and penalties in other expense.

NOTE 16 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS, AND PRINCIPAL SHAREHOLDERS

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

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance – January 1	$3,272	$3,657	$0
Additions	9,280	14	3,660
Repayments	(5,279)	(399)	(3)

Balance – December 31	$7,273	$3,272	$3,657

Some current directors, nominees for director and executive officers of the Bancorp and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving the Bancorp in the ordinary course of business during the fiscal year ended December 31, 2013. None of these transactions involved amounts in excess of 5% of the Bancorp’s gross revenues during 2013 nor was the Bancorp indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of the Bancorp’s total consolidated assets at December 31, 2013. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

For the years ended December 31, 2013, 2012, and 2011 the Bancorp has paid approximately $0.2 million, $0.4 million, and $0.3 million, respectively to Clipper Magazine and its division, Spencer Advertising Marketing as well as Jaxxon Promotions, Inc. A director of the Bancorp was the Chief Executive Officer of Clipper Magazine up to June 30, 2013, an affiliate of Gannett Co., Inc., and a 25% shareholder of Jaxxon Promotions, Inc.

For the year ended December 31, 2013, 2012, and 2011 the Bancorp has paid approximately $3,800, $6,400, and $11,000, respectively to Jastrem Premium Landscapes. An immediate family member of an Executive Vice President of the Bank is the sole proprietor of Jastrem Premium Landscapes.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2013	2012
	(in thousands)
Commitments to fund loans	$202,809	$136,007
Unfunded commitments to fund mortgage warehouse loans	905,442	428,400
Unfunded commitments under lines of credit	177,457	87,220
Letters of credit	29,116	3,064
Other unused commitments	8,010	0

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

Outstanding letters of credit written are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bancorp requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liabilities as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

NOTE 18 – REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At December 31, 2013 and 2012, the Bank and Bancorp met all capital adequacy requirements to which they were subject.

The Bank experienced rapid loan growth during the final days of 2012. During the standard closing process of the Bank’s December 2012 financial statements, management determined on January 30, 2013 that the rapid loan growth resulted in a reduction in the Bank’s capital ratios, causing the Bank to become adequately capitalized as of December 31, 2012. Management immediately transferred sufficient capital from the Bancorp to the Bank, which returned the Bank to well-capitalized status. Sufficient cash is maintained at the Bancorp to ensure that the Bank remains well capitalized, and management remains committed to taking all steps necessary to ensure that both the Bancorp and the Bank remain well capitalized going forward. Since the Bank was therefore adequately capitalized at December 31, 2012, regulatory approval was required to accept, renew or roll over any brokered deposits. Effective January 1, 2013, the interest rate paid for deposits by institutions that are less than well capitalized was limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. This limitation on rates paid for deposits was removed effective with the Bank’s compliance with the well-capitalized thresholds, and the Bank in no longer subject to any limits on interest rates paid for deposits.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2013:

Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	≥	$249,196	≥	8.0%	≥	N/A		N/A
Customers Bank	$435,432	14.11%	≥	$246,936	≥	8.0%	≥	$308,670	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	≥	$124,598	≥	4.0%	≥	N/A		N/A
Customers Bank	$411,434	13.33%	≥	$123,468	≥	4.0%	≥	$185,202	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	≥	$153,310	≥	4.0%	≥	N/A		N/A
Customers Bank	$411,434	10.81%	≥	$152,191	≥	4.0%	≥	$190,239	≥	5.0%

As of December 31, 2012:

Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$289,035	11.26%	≥	$205,443	≥	8.0%	≥	N/A		N/A
Customers Bank	$244,710	9.53%	≥	$205,442	≥	8.0%	≥	$256,802	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$262,719	10.23%	≥	$102,722	≥	4.0%	≥	N/A		N/A
Customers Bank	$218,394	8.50%	≥	$102,721	≥	4.0%	≥	$154,081	≥	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$262,719	9.30%	≥	$112,939	≥	4.0%	≥	N/A		N/A
Customers Bank	$218,394	7.74%	≥	$112,892	≥	4.0%	≥	$141,115	≥	5.0%

NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and to disclose the fair value of its financial instruments. FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.

The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at December 31, 2013 and 2012:

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Investment securities:

The fair value of investment securities available for sale and held to maturity are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are included as Level 1, 2, or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The carrying amount of FHLB and Federal Reserve stock approximates fair value, and considers the limited marketability of such securities. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Loans held for sale - Residential mortgage loans:

The Bancorp generally estimates the fair values of loans held for sale based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Loans held for sale - Mortgage warehouse loans:

The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor or they have been hedged by the mortgage company. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 17 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Impaired loans:

Impaired loans are those that are accounted for under ASC 450, Contingencies, in which the Bancorp has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FDIC loss sharing receivable:

The FDIC loss sharing receivable is measured separately from the related covered assets, as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold. Fair value is estimated using projected cash flows related to the loss sharing agreements based on the estimated losses to be incurred on the loans and the expected reimbursements for losses using the applicable loss share percentages. These cash flows are discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC. This asset is included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements.

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

Deposit liabilities:

The fair values disclosed for deposits (e.g., interest and noninterest checking, passbook savings and money market deposit accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Federal funds purchased:

For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Borrowings:

Borrowings consist of long-term and short-term FHLB advances, five-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The five-year senior unsecured notes are traded on recognized exchanges, and their price can be obtained daily. Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Derivatives (Assets and Liabilities):

The fair values of interest rate swaps are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bancorp and its counterparties. These assets and liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bancorp uses commitments on hand from third party investors to estimate an exit price, and adjusts for the probability of the commitment being exercised based on the Bancorp’s internal experience. These assets and liabilities are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Off-balance-sheet financial instruments:

Fair values for the Bancorp’s off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These financial instruments are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2013 and 2012, there were no off-balance-sheet financial instruments in excess of their contract value.

The following information should not be interpreted as an estimate of the fair value of the entire Bancorp since a fair value calculation is only provided for a limited portion of the Bancorp’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between the Bancorp’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Bancorp’s financial instruments were as follows at December 31, 2013 and 2012.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Cash and cash equivalents	$233,068	$233,068	$233,068	$0	$0
Investment securities, available for sale	497,573	497,573	20,714	476,859	0
Loans held for sale	747,593	747,593	0	747,593	0
Loans receivable, net	2,441,080	2,444,900	0	0	2,444,900
FHLB and Federal Reserve Bank stock	42,424	42,424	0	42,424	0
Accrued interest receivable	8,362	8,362	0	8,362	0
FDIC loss sharing receivable	10,046	10,046	0	0	10,046
Derivatives not designated as hedging instruments	3,763	3,763	0	3,523	240

Liabilities:
Deposits	$2,959,922	$2,919,935	$478,103	$2,441,832	$0
Federal funds purchased	13,000	13,000	13,000	0	0
Borrowings	771,750	774,793	0	774,793	0
Derivatives not designated as hedging instruments	3,537	3,537	0	3,537	0
Accrued interest payable	1,675	1,675	0	1,675	0

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Cash and cash equivalents	$186,016	$186,016	$186,016	$0	$0
Investment securities, available for sale	129,093	129,093	6	129,087	0
Loans held for sale	1,439,889	1,439,889	0	1,439,889	0
Loans receivable, net	1,298,630	1,307,049	0	0	1,307,049
FHLB and Federal Reserve stock	30,163	30,163	0	30,163	0
Accrued interest receivable	5,790	5,790	0	5,790	0
FDIC loss sharing receivable	12,343	12,343	0	0	12,343

Liabilities:
Deposits	$2,440,818	$2,674,765	$219,687	$2,455,078	$0
Federal funds purchased	5,000	5,000	5,000	0	0
Borrowings	473,000	473,432	0	473,432	0
Accrued interest payable	1,530	1,530	0	1,530	0

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$451,536	$0	$451,536
Corporate notes	0	25,323	0	25,323
Equity securities	20,714	0	0	20,714
Derivatives not designated as hedging instruments (1)	0	3,523	240	3,763
Loans held for sale – fair value option	0	747,593	0	747,593

Total assets - recurring fair value measurements	$20,714	$1,227,975	$240	$1,248,929

Liabilities
Derivatives not designated as hedging instruments (2)	$0	$3,537	$0	$3,537

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,342	$0	$0	$3,836	$3,836
Other real estate owned	0	0	335	335

Total assets - nonrecurring fair value measurements	$0	$0	$4,171	$4,171

(1)	Included in Other Assets
(2)	Included in Other Liabilities

	December 31, 2012
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$104,135	$0	$104,135
Corporate notes	0	24,952	0	24,952
Equity securities	6	0	0	6
Mortgage warehouse loans held for sale	0	1,248,935	0	1,248,935

Total assets - recurring fair value measurements	$6	$1,378,022	$0	$1,378,028

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $4,625	$0	$0	$11,004	$11,004
Other real estate owned	0	0	5,737	5,737

Total assets - nonrecurring fair value measurements	$0	$0	$16,741	$16,741

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Loans Held for Sale (1)	Residential Mortgage Loan Commitments	Total
		(in thousands)
Balance at January 1, 2013	$0	$0	$0
Transfer from Level 2 to Level 3(1)	3,173	0	3,173
Recoveries	(1,463)	0	(1,463)
Sales	(1,013)	0	(1,013)
Transfer from loans held for sale to other assets (1)	(697)	0	(697)
Issuances	0	240	240

Balance at December 31, 2013	$0	$240	$240

(1)	For additional information, refer to “NOTE 21 –LOSS CONTINGENCY.”

	December 31, 2012
	Mortgage- backed securities	Corporate notes	Total
		(in thousands)
Balance at January 1, 2012	$2,894	$19,217	$22,111
Total gains included in other comprehensive income (before taxes)	0	735	735
Amortization included in interest income	(291)	0	(291)
Settlements	(2,603)	0	(2,603)
Purchases	0	5,000	5,000
Transfers out of Level 3	0	(24,952)	(24,952)

Balance at December 31, 2012	$0	$0	$0

The	Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2013 and 2012 for which the Bancorp utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
	(dollars in thousands)

Impaired loans	$3,836	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	335	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
	(dollars in thousands)

Impaired loans	$11,004	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	5,737	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Risk Management Objectives of Using Derivatives

The Bancorp is exposed to certain risks arising from both its business operations and economic conditions. The Bancorp manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. The Bank also enters into interest rate derivatives with certain qualifying customers to facilitate their risk-management activities.

Derivatives Not Designated as Hedging Instruments

None of the Bancorp’s derivatives are designated in qualifying hedging relationships under U.S. GAAP. The Bank’s derivatives are not speculative and result from a service implemented in the first quarter of 2013 that the Bank provides to certain customers and other banking activities with mortgage companies.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating rate loan to fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At December 31, 2013, the Bancorp had 28 interest rate swaps with an aggregate notional amount of $150.3 million related to this program.

The Bank enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At December 31, 2013, the Bank had an outstanding notional balance of residential mortgage loan commitments of $7.1 million.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,523	Other liabilities	$3,537
Residential mortgage loan commitments	Other assets	240	Other liabilities	0

Total		$3,763		$3,537

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of the Bancorp’s derivative financial instruments on comprehensive income for the year ended December 31, 2013.

	Year Ended December 31, 2013
	Income Statement Location	Amount of income (loss) recognized in earnings
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(14)
Residential mortgage loan commitments	Mortgage banking income	240

Total		$226

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

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of December 31, 2013, the termination value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $3.0 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, and at December 31, 2013 had posted $3.8 million of cash as collateral. The Bancorp records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

Disclosures about Offsetting Assets and Liabilities

The following tables present derivative instruments that are subject to enforceable master netting arrangements. The Bancorp’s interest rate swaps with institutional counterparties are subject to master netting arrangements and are included in the table below. Interest rate swaps with commercial banking customers and residential mortgage loan commitments are not subject to master netting arrangements and are excluded from the table below. The Bancorp has not made a policy election to offset its derivative positions.

Offsetting of Financial Assets and Derivative Assets For the Year Ended December 31, 2013

				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$392	$0	$392	$392	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities

           For the Year Ended December 31, 2013

				Gross amounts not offset in the consolidated balance sheet
	Gross amount of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$3,191	$0	$3,191	$392	$2,799	$0

NOTE 21 — LOSS CONTINGENCY

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

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

On September 17, 2011, Customers Bank and Customers Bancorp, Inc. completed a Plan of Merger and reorganization pursuant to which all of the issued and outstanding common stock of the Bank was exchanged on a one-for-three basis for shares of common stock and non-voting common stock of the Bancorp. Following is the condensed balance sheet of Customers Bancorp, Inc. as of December 31, 2013 and 2012 and the income statement and statement of cash flows for each of the three years ending December 31, 2013, 2012 and 2011:

Balance Sheets

	December 31,
	2013	2012
	(in thousands)
Assets
Cash in subsidiary bank	$13,254	$44,679
Investment securities available for sale, at fair value	5	6
Investments in and receivables due from subsidiaries	432,064	225,150
Other assets	5,044	12

Total assets	$450,367	$269,847

Liabilities and Shareholders’ equity
Other liabilities	63,744	372

Total liabilities	63,744	372
Shareholders’ equity	386,623	269,475

Total Liabilities and Shareholders’ Equity	$450,367	$269,847

Income Statements

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating income:
Other	$758	$0	$0

Total operating income	758	0	0

Operating expense:
Interest	1,923	0	0
Other	3,395	2,708	0

Total operating expense	5,318	2,708	0

Loss before taxes and undistributed income of subsidiaries	(4,560)	(2,708)	0
Income tax benefit	1,596	948	0

Loss before undistributed income of subsidiaries	(2,964)	(1,760)	0
Equity in undistributed income of subsidiaries	35,658	25,578	4,034

Net income	32,694	23,818	4,034
Dividends on preferred stock	0	0	44

Net income available to common shareholders	$32,694	$23,818	$3,990

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$32,694	$23,818	$4,034
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(35,658)	(25,578)	(4,034)
Increase in other assets	(1,465)	(12)	0
(Decrease) increase in other liabilities	(281)	372	0

Net Cash Used in Operating Activities	(4,710)	(1,400)	0

Cash Flows from Investing Activities:
Purchases of investment securities available for sale	0	(6)	0
Payments for investments in and advances to subsidiaries	(177,068)	(53,500)	(4,420)

Net Cash Used in Investing Activities	(177,068)	(53,506)	(4,420)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	97,507	94,586	13,000
Proceeds from issuance of long-term debt	60,336	0	0
Repayment of TARP	0	0	(3,037)
Payment of preferred dividends	0	0	(44)
Exercise and redemption of warrants	264	0	0
Purchase of treasury stock	(7,754)	0	(500)

Net Cash Provided by Financing Activities	150,353	94,586	9,419

Net (Decrease) Increase in Cash and Cash Equivalents	(31,425)	39,680	4,999
Cash and Cash Equivalents – Beginning	44,679	4,999	0

Cash and Cash Equivalents – Ending	$13,254	$44,679	$4,999

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013
Quarter Ended	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Interest income	$34,497	$33,551	$31,549	$27,920
Interest expense	6,803	6,547	5,557	5,395

Net interest income	27,694	27,004	25,992	22,525
Provision for loan losses	(512)	750	4,620	1,100
Non-interest income	7,915	4,855	8,178	6,115
Non-interest expenses	22,301	18,347	16,895	16,480

Income before income taxes	13,820	12,762	12,655	11,060
Provision for income taxes	4,810	4,494	4,429	3,871

Net income available to common shareholders	$9,010	$8,268	$8,226	$7,189

Earnings per common share:
Basic	$0.37	$0.34	$0.39	$0.39
Diluted	0.36	0.33	0.38	0.38

	2012
Quarter Ended	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Interest income	$27,245	$27,962	$19,700	$18,636
Interest expense	5,580	5,407	5,548	5,226

Net interest income	21,665	22,555	14,152	13,410
Provision for loan losses	1,617	10,116	2,738	1,800
Non-interest income	4,482	9,778	13,238	3,732
Non-interest expenses	13,443	12,007	14,574	10,627

Income before income taxes	11,087	10,210	10,078	4,715
Provision for income taxes	3,521	3,574	3,574	1,603

Net income available to common shareholders	$7,566	$6,636	$6,504	$3,112

Earnings per common share:
Basic	$0.41	$0.53	$0.57	$0.27
Diluted	0.40	0.51	0.56	0.27

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

The independent registered public accounting firm of BDO USA, LLP audits Customers Bancorp’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Management of Customers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective.

Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.

Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2013. BDO USA, LLP’s attestation report is incorporated herein by reference.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

(c)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of July 24, 2013, by and among Customers Bancorp, Inc., Customers Bank and Janney Montgomery Scott LLC, as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on July 26, 2013

1.2	Underwriting Agreement, dated as of May 15, 2013, by and among Customers Bancorp, Inc., Customers Bank and FBR Capital Markets & Co., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Customers Bancorp 8-K filed with the SEC on May 16, 2013

2.1	Plan of Merger and Reorganization, dated September 15, 2011, incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on September 22, 2011

2.2	Agreement and Plan of Merger, dated as of August 23, 2010, by and among Customers Bank, Customers Bancorp, Inc., Berkshire Bank and Berkshire Bancorp, Inc., incorporated by reference to Exhibit 2.2 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3	Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.4	Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.5	Amendment to Agreement and Plan of Merger, dated as of April 27, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp, Inc., and Customers Bank, incorporated by reference to Exhibit 2.5 to the Customers Bancorp Form S-1/A filed with the SEC on June 13, 2011

2.6	Amendment to Agreement and Plan of Merger, dated as of September 16, 2011, by and among Berkshire Bancorp, Inc., Berkshire Bank, Customers Bancorp, Inc., and Customers Bank, incorporated by reference to Exhibit 2.2 to the Customers Bancorp Form 8-K filed with the SEC on September 22, 2011

Exhibit No.	Description

2.7	Stock Purchase Agreement, dated as of June 20, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on June 21, 2012

2.8	Agreement and Plan of Merger, dated as of August 10, 2012, by and between Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

2.9	Amendment to Stock Purchase Agreement, dated as of December 18, 2012, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on December 20, 2012

2.10	Amendment No. 2 to Stock Purchase Agreement, dated as of January 30, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on January 31, 2013

2.11	Amendment No. 3 to Stock Purchase Agreement, dated as of February 28, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on March 4, 2013

2.12	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

2.13	Amendment No. 3 to Stock Purchase Agreement, dated as of February 28, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on March 4, 2013

2.14	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013, by and among Customers Bancorp, Inc. and CMS Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp Form 8-K filed with the SEC on April 24, 2013

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

Exhibit No.	Description

4.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.4	Specimen stock certificate of Customers Bancorp, Inc. Voting Common Stock and Class B Non-Voting Common Stock, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

4.5	Indenture, dated as of June 29, 2004, by and between New Century Bank and Wilmington Trust Company, relating to Floating Rate Subordinated Debt Securities Due 2014, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.6	Form of Warrant issued to investors in New Century Bank’s March and February 2010 private offerings, 2009 private offering, and in partial exchange for New Century Bank’s shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock in June 2009, incorporated by reference to Exhibit 4.8 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.7	Warrants issued to Jay S. Sidhu, June 30, 2009, incorporated by reference to Exhibit 4.9 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.8	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.9	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.10	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.11	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.12	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

10.1+	New Century Bank Management Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.2+	Amended and Restated Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

Exhibit No.	Description

10.3+	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Jay S. Sidhu, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.4+	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.5 +	Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Thomas Brugger, incorporated by reference to Exhibit 10.5 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.6	Agreement, dated as of May 19, 2009, by and between New Century Bank and Jay Sidhu, incorporated by reference to Exhibit 10.6 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.7+	Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.8	Lease Agreement, dated January 5, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.10 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.9	Amendment to Lease, dated May 4, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.11 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.10+	Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.11	Stock Purchase Agreement, dated as of September 30, 2011, by and between Customers Bancorp, Inc. and Robert Tambur, incorporated by reference to Exhibit 10.24 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

10.12	Subscription Agreement, dated May 19, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.13 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.13	Amendment to Subscription Agreement, dated June 29, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.14 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.14	Amendment #2 to Subscription Agreement, dated as of June 30, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.15+	Amended and Restated Customers Bancorp, Inc. Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

Exhibit No.	Description

10.16 +	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.18	Form of Voting and Lock-Up Agreement entered into with the various directors and executive officers of CMS Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 10, 2012

10.19	Form of Stock Purchase Agreement used in the July and August 2012 private placement of voting common stock, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.20	Stock Purchase Agreement, dated as of August 17, 2012, by and between Customers Bancorp, Inc. and S.J. Finance Investment Fund, L.P., incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.21	Securities Purchase Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.22	Registration Rights Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.23+	Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.24+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.25+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.26	TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.27	ARRA Letter Agreement, dated as of September 17, 2011, by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.2 to Customer Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.28	Letter Agreement dated as of December 28, 2011 by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 4, 2012

10.29+	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

Exhibit No.	Description

10.30+	Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.31	Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

16.1	Letter dated July 2, 2013 from ParenteBeard LCC to the Securities and Exchange Commission, incorporated by reference to Exhibit 16.1 to the Customers Bancorp Form 8-K filed with the SEC on July 3, 2013

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of BDO USA, LLP, filed herewith

23.2	Consent of ParenteBeard LLC, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) Balance Sheets as of December 31, 2013 and 2012, (b) Statements of Income for the years ended December 31, 2013, 2012 and 2011, (c) Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (d) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (f) Notes to Financial Statements for the years ended December 31, 2013, 2012 and 2011.

+	Management Contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

March 12, 2014	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

March 12, 2014	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:

/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 12, 2014
Jay S. Sidhu

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 12, 2014
Robert E. Wahlman

/s/ Daniel K. Rothermel	Director
Daniel K. Rothermel		March 12, 2014

/s/ Bhanu Choudhrie	Director
Bhanu Choudhrie		March 12, 2014

/s/ John R. Miller	Director
John R. Miller		March 12, 2014

/s/ T. Lawrence Way	Director
T. Lawrence Way		March 12, 2014

/s/ Steven J. Zuckerman	Director
Steven J. Zuckerman		March 12, 2014