Form 10-Q
period 2014-03-31
Customers Bancorp, Inc.
filed 2014-05-08
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

On May 1, 2014, 23,274,409 shares of Voting Common Stock and 1,019,755 shares of Class B Non-Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Customers Bancorp, Inc.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — UNAUDITED

(dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$73,544	$59,339
Interest-earning deposits	216,923	173,729

Cash and cash equivalents	290,467	233,068
Investment securities available for sale, at fair value	458,302	497,573
Loans held for sale, at fair value	697,532	747,593
Loans receivable not covered under Loss Sharing Agreements with the FDIC	3,294,908	2,398,353
Loans receivable covered under Loss Sharing Agreements with the FDIC	61,639	66,725
Allowance for loan losses	(26,704)	(23,998)

Total loans receivable, net of allowance for loan losses	3,329,843	2,441,080
FHLB, Federal Reserve Bank, and other restricted stock	50,430	42,424
Accrued interest receivable	9,629	8,362
FDIC loss sharing receivable	8,272	10,046
Bank premises and equipment, net	11,234	11,625
Bank-owned life insurance	105,303	104,433
Other real estate owned (includes $9,329 and $6,953, respectively, covered under Loss Sharing Agreements with the FDIC)	15,670	12,265
Goodwill and other intangibles	3,673	3,676
Other assets	33,876	41,028

Total assets	$5,014,231	$4,153,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$634,578	$478,103
Interest bearing	2,971,754	2,481,819

Total deposits	3,606,332	2,959,922
Federal funds purchased	0	13,000
FHLB advances	905,000	706,500
Other borrowings	65,250	65,250
Accrued interest payable and other liabilities	36,711	21,878

Total liabilities	4,613,293	3,766,550
Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized, none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 24,826,424 and 24,756,411 shares issued as of March 31, 2014 and December 31, 2013; 24,294,164 and 24,224,151 shares outstanding as of March 31, 2014 and December 31, 2013	24,826	24,756
Additional paid in capital	308,820	307,231
Retained earnings	79,144	71,008
Accumulated other comprehensive loss, net	(3,598)	(8,118)
Treasury stock, at cost (532,260 shares, respectively)	(8,254)	(8,254)

Total shareholders’ equity	400,938	386,623

Total liabilities and shareholders’ equity	$5,014,231	$4,153,173

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans receivable	$28,355	$16,099
Loans held for sale	5,083	10,884
Investment securities	3,040	829
Other	116	108

Total interest income	36,594	27,920

Interest expense:
Deposits	5,415	5,136
Other borrowings	1,171	21
FHLB advances	496	238

Total interest expense	7,082	5,395

Net interest income	29,512	22,525
Provision for loan losses	4,368	(117)

Net interest income after provision for loan losses	25,144	22,642
Non-interest income:
Gain on sale of investment securities	2,832	0
Mortgage warehouse transactional fees	1,759	3,668
Bank-owned life insurance	835	476
Mortgage banking income	409	0
Deposit fees	214	130
Other	1,541	624

Total non-interest income	7,590	4,898

Non-interest expense:
Salaries and employee benefits	9,351	7,397
Occupancy	2,637	1,910
Professional services	2,282	706
FDIC assessments, taxes, and regulatory fees	2,131	1,347
Technology, communications and bank operations	1,560	841
Loan workout	441	674
Advertising and promotion	414	115
Other real estate owned	351	36
Loss contingency	0	2,000
Other	2,002	1,454

Total non-interest expense	21,169	16,480

Income before income tax expense	11,565	11,060
Income tax expense	3,429	3,871

Net income	$8,136	$7,189

Basic earnings per share	$0.34	$0.39
Diluted earnings per share	0.32	0.38

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$8,136	$7,189

Unrealized gains (losses) on securities:
Unrealized holding gain (loss) on securities arising during the period (1)	9,121	(1,093)
Income tax effect (1)	(3,193)	383
Less: reclassification adjustment for gains on securities included in net income	(2,832)	0
Income tax effect	992	0

Net unrealized gains/ (losses)	4,088	(710)
Unrealized gains on cash flow hedges:
Unrealized gain on cash flow hedges arising during the period	664	0
Income tax effect	(232)	0

Net unrealized gains	432	0
Other comprehensive income (loss), net of tax	4,520	(710)

Comprehensive income	$12,656	$6,479

(1)	Includes immaterial gains on foreign currency items for the first quarter 2014.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2014
	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2014	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income				8,136			8,136
Other comprehensive income					4,520		4,520
Share-based compensation expense			955				955
Issuance of common stock under share-based compensation arrangements	70,013	70	634				704

Balance, March 31, 2014	24,294,164	$24,826	$308,820	$79,144	$(3,598)	$(8,254)	$400,938

	For the Three Months Ended March 31, 2013
	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2013	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Net income				7,189			7,189
Other comprehensive loss					(710)		(710)
Share-based compensation expense			704				704
Issuance of common stock under share-based compensation arrangements	23,411	24	228				252

Balance, March 31, 2013	18,482,913	$18,531	$213,022	$45,503	$354	$(500)	$276,910

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$8,136	$7,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net of change to FDIC receivable	4,368	(117)
Loss contingency	0	2,000
Provision for depreciation and amortization	890	628
Share-based compensation	955	704
Deferred taxes	2,215	1
Net amortization of investment securities premiums and discounts	177	108
Gain on sale of investment securities	(2,832)	0
Gain on sale of loans	(498)	(50)
Origination of loans held for sale	(2,819,236)	(6,035,469)
Proceeds from the sale of loans held for sale	2,869,796	6,113,541
Increase in FDIC loss sharing receivable	(990)	(723)
Amortization (accretion) of fair value discounts	(129)	41
Net loss (gain) on sales of other real estate owned	47	(29)
Valuation and other adjustments to other real estate owned	127	89
Earnings on investment in bank-owned life insurance	(835)	(476)
Decrease (increase) in accrued interest receivable and other assets	1,552	(176)
Increase in accrued interest payable and other liabilities	15,562	778

Net Cash Provided by Operating Activities	79,305	88,039
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	10,264	4,902
Proceeds from sales of investment securities available for sale	187,891	0
Purchases of investment securities available for sale	(149,940)	(35,620)
Net increase in loans	(608,672)	(141,965)
Purchase of loan portfolios	(288,253)	(155,306)
Proceeds from sales of SBA loans	424	436
Purchases of bank-owned life insurance	0	(10,000)
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(8,006)	(3,918)
Reimbursements from the FDIC on loss sharing agreements	1,297	2,370
Purchases of bank premises and equipment	(207)	(290)
Proceeds from sales of other real estate owned	1,376	445

Net Cash Used In Investing Activities	(853,826)	(338,946)
Cash Flows from Financing Activities
Net increase in deposits	646,420	95,031
Net increase in short-term borrowed funds	185,500	101,000
Proceeds from long-term FHLB borrowings	0	50,000

Net Cash Provided by Financing Activities	831,920	246,031

Net Increase (Decrease) in Cash and Cash Equivalents	57,399	(4,876)
Cash and Cash Equivalents – Beginning	233,068	186,016

Cash and Cash Equivalents – Ending	$290,467	$181,140

Supplementary Cash Flows Information
Interest paid	$7,017	$5,383
Income taxes paid	2,082	337
Non-cash items:
Transfer of loans to other real estate owned	$4,955	$1,935
Issuance of common stock under share-based compensation arrangements	704	252
Securities purchased not settled	0	3,421

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS

Customers Bancorp, Inc. (the “Bancorp”, “Customers Bancorp”, or the “Company”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (the “Bank”). Customers Bancorp also has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

Customers Bancorp, Inc. and its wholly owned subsidiary, Customers Bank, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties), Rye, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; and Providence, Rhode Island. The Bank has 14 branches and provides commercial and consumer banking products, primarily loans and deposits. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.

NOTE 2 — ACQUISITION ACTIVITY

Acquisition Activity

New England Lending Acquisitions

On January 15, 2014, Customers Bank purchased $277.9 million of residential adjustable-rate jumbo mortgage loans (indexed to one-year LIBOR) from Michigan-based Flagstar Bank. The purchase price was 100.75% of loans outstanding.

On March 28, 2013, Customers Bank completed the purchase of certain commercial loans from Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan and related commitments, of which $155.1 million was drawn at the date of acquisition. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited consolidated financial statements of Customers Bancorp, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2013 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2013 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents; Restrictions on Cash and Amounts due from Banks; Investment Securities, Loan Accounting Framework; Allowance for Loan Losses; Goodwill; FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable; Bank Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Comprehensive Income; Earnings per Share; Segment Information; and Accounting Changes. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Customers Bancorp’s significant accounting policies that were updated during the three months ended March 31, 2014 to address new or evolving activities and recently issued accounting standards and updates that were issued or effective during first quarter 2014.

Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Bancorp’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Customers Bancorp records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Bancorp may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Prior to first quarter 2014, none of Customer Bancorp’s financial derivatives were designated in qualifying hedge relationships in accordance with the applicable accounting guidance. As such, all changes in fair value of the financial derivatives were recognized directly in earnings. In March 2014, Customers Bancorp entered into a $150.0 million notional balance forward starting pay fixed interest rate swap to hedge the variable cash flows associated with the forecasted issuance of debt. The Bancorp documented and designated this swap as a cash flow hedge. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to financial derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Customers Bancorp purchased credit derivatives with a notional balance of $13.4 million to hedge the performance risk of one of its counterparties during first quarter 2014. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings.

In accordance with the FASB’s fair value measurement guidance, Customers Bancorp made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued Accounting Standards

In January 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-06, Technical Corrections and Improvements Related to Glossary Terms. This ASU is limited to amendments related to the Master Glossary, including technical corrections related to glossary links, glossary term deletions, and glossary term name changes. The amendments in this ASU apply to all reporting entities within the scope of the affected accounting guidance and were effective upon issuance. This ASU has not had a significant impact on the Bancorp’s financial condition or results of operation.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

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

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force. The guidance in this USU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU was effective in first quarter 2014. This ASU has not had a significant impact on the Bancorp’s financial condition or results of operation.

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (1)

The following table presents the changes in accumulated other comprehensive income by component for the three months ended March 31, 2014 and 2013.

	Unrealized Gains
	and Losses on	Unrealized Gains
	Available-for-sale	on
(amounts in thousands)	Securities	Cash Flow Hedges	Total
Beginning balance - January 1, 2014	$(8,118)	$0	$(8,118)

Other comprehensive income before reclassifications	5,929	432	6,361
Amounts reclassified from accumulated other comprehensive loss to net income (2)	(1,841)	0	(1,841)

Net current-period other comprehensive (loss) income	4,088	432	4,520

Ending balance - March 31, 2014	$(4,030)	$432	$(3,598)

Unrealized Gains
and Losses on
Available-for-sale
(amounts in thousands)	Securities (3)
Beginning balance - January 1, 2013	$1,064

Other comprehensive loss before reclassifications	(710)
Amounts reclassified from accumulated other comprehensive loss to net income	0

Net current-period other comprehensive (loss) income	(710)

Ending balance - March 31, 2013	$354

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.
(2)	Reclassification amount reported as gain on sale of investment securities on the Consolidated Statements of Income.
(3)	Prior to first quarter 2014, all amounts deferred in accumulated other comprehensive income were related to available-for-sale securities.

NOTE 5 — EARNINGS PER SHARE

The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented:

	Three Months Ended March 31,
	2014	2013
(dollars in thousands, except per share data)
Net income available to common shareholders	$8,136	$7,189

Weighted-average number of common shares outstanding - basic	24,260,518	18,471,207
Share-based compensation plans	769,001	283,580
Warrants	220,509	155,152

Weighted-average number of common shares - diluted	25,250,028	18,909,939

Basic earnings per share	$0.34	$0.39
Diluted earnings per share	$0.32	$0.38

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2014	2013
Anti-dilutive securities:
Share-based compensation awards	122,438	102,684
Warrants	118,745	129,946

Total anti-dilutive securities	241,183	232,630

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of March 31, 2014 and December 31, 2013 are summarized in the tables below:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$416,428	$1,314	$(6,661)	$411,081
Corporate notes	25,000	278	(2)	25,276
Equity securities (2)	23,074	0	(1,129)	21,945

	$464,502	$1,592	$(7,792)	$458,302

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$461,988	$207	$(10,659)	$451,536
Corporate notes	25,000	344	(21)	25,323
Equity securities(2)	23,074	0	(2,360)	20,714

	$510,062	$551	$(13,040)	$497,573

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Proceeds from sale of available-for-sale securities	$187,891	$0

Gross gains	$2,832	$0
Gross losses	0	0

Net gains	$2,832	$0

These gains and losses were determined using the specific identification method and were included in non-interest income.

The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	March 31, 2014
	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$0	$0
Due after one year through five years	25,000	25,276
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	416,428	411,081

Total debt securities	$441,428	$436,357

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$234,566	$(4,990)	$21,429	$(1,671)	$255,995	$(6,661)
Corporate notes	0	0	4,998	(2)	4,998	(2)
Equity securities (2)	21,945	(1,129)	0	0	21,945	(1,129)

Total	$256,511	$(6,119)	$26,427	$(1,673)	$282,938	$(7,792)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for Sale:
Mortgage-backed securities (1)	$425,623	$(10,061)	$5,274	$(598)	430,897	$(10,659)
Corporate notes	4,982	(18)	4,997	(3)	9,979	(21)
Equity securities (2)	20,714	(2,360)	0	0	20,714	(2,360)

Total	$451,319	$(12,439)	$10,271	$(601)	$461,590	$(13,040)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA
(2)	Comprised primarily of equity securities in a foreign entity.

At March 31, 2014, there were twenty-two available-for-sale investment securities in the less-than-twelve-month category and ten available-for-sale investment securities in the twelve-month-or-more category. At December 31, 2013, there were thirty-six available for sale investment securities in the less-than-twelve-month category and eight available-for-sale investment securities in the twelve-month-or-more category. Customers has analyzed these investments for other than temporary impairment. The unrealized losses on the mortgage backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price or foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and would recover by way of changes in market prices or foreign currency exchange rates. The Company intends to hold these securities for the foreseeable future, and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired.

At March 31, 2014 and December 31, 2013, Customers Bank had pledged investment securities aggregating $410.6 million and $451.1 million fair value, respectively, as collateral that the counterparties do not have the ability to sell or repledge.

NOTE 7 – LOANS HELD FOR SALE

The composition of loans held for sale was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Mortgage warehouse loans at fair value	$693,405	$740,694
Residential mortgage loans at fair value	4,127	6,899

Loans held for sale	$697,532	$747,593

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following table presents loans receivable as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Construction	$12,775	$14,627
Commercial real estate	23,176	24,258
Commercial and industrial	6,131	5,814
Residential real estate	16,324	18,733
Manufactured housing	3,233	3,293

Total loans receivable covered under FDIC loss sharing agreements (1)	61,639	66,725
Construction	36,132	36,901
Commercial real estate	2,470,589	1,835,186
Commercial and industrial	240,099	239,509
Mortgage warehouse	655	866
Manufactured housing	136,952	139,471
Residential real estate	408,417	145,188
Consumer	1,822	2,144

Total loans receivable not covered under FDIC loss sharing agreements	3,294,666	2,399,265

Total loans receivable	3,356,305	2,465,990
Deferred (fees) costs, net	242	(912)
Allowance for loan losses	(26,704)	(23,998)

Loans receivable, net	$3,329,843	$2,441,080

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Loans

The following tables summarize non-covered loans by class and performance status as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial and industrial	$1,607	$0	$1,607	$1,697	$235,031	$1,764	$240,099
Commercial real estate	717	0	717	9,448	2,425,015	35,409	2,470,589
Construction	0	0	0	451	34,991	690	36,132
Residential real estate	853	0	853	454	397,054	10,056	408,417
Consumer	0	0	0	0	1,433	389	1,822
Mortgage warehouse	0	0	0	0	655	0	655
Manufactured housing (5)	7,091	3,938	11,029	562	120,697	4,664	136,952

Total	$10,268	$3,938	$14,206	$12,612	$3,214,876	$52,972	$3,294,666

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial and industrial	$10	$0	$10	$123	$237,453	$1,923	$239,509
Commercial real estate	0	0	0	9,924	1,788,144	37,118	1,835,186
Construction	0	0	0	2,049	33,922	930	36,901
Residential real estate	555	0	555	969	133,158	10,506	145,188
Consumer	0	0	0	0	1,728	416	2,144
Mortgage warehouse	0	0	0	0	866	0	866
Manufactured housing (5)	7,921	3,772	11,693	448	122,416	4,914	139,471

Total	$8,486	$3,772	$12,258	$13,513	$2,317,687	$55,807	$2,399,265

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Loans where next payment due is less than 30 days from the report date.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)	Amounts exclude deferred costs and fees and the allowance for loan losses.
(5)	Manufactured housing loans purchased in 2010 are subject to cash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

Covered Loans

The following tables summarize covered loans by class and performance status as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased - Credit Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial and industrial	$39	$0	$39	$219	$3,461	$2,412	$6,131
Commercial real estate	243	0	243	1,279	13,130	8,524	23,176
Construction	0	0	0	3,382	530	8,863	12,775
Residential real estate	750	0	750	561	13,231	1,782	16,324
Manufactured housing	71	0	71	16	3,018	128	3,233

Total	$1,103	$0	$1,103	$5,457	$33,370	$21,709	$61,639

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial and industrial	$295	$0	$295	$2	$3,172	$2,345	$5,814
Commercial real estate	245	0	245	1,691	13,586	8,736	24,258
Construction	0	0	0	3,382	1,967	9,278	14,627
Residential real estate	90	0	90	564	14,108	3,971	18,733
Manufactured housing	56	0	56	11	3,081	145	3,293

Total	$686	$0	$686	$5,650	$35,914	$24,475	$66,725

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Purchased loans in FDIC assisted transactions with no evidence of credit deterioration since origination.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)	Amounts exclude deferred costs and fees and allowance for loan losses.

Allowance for Loan Losses and FDIC Loss Sharing Receivable

Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows are recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time the FDIC indemnification asset is increased reflecting an estimated future collection from the FDIC with a related credit to the provision for loan losses. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bancorp records a reduction in the allowance for loan losses with a related credit to the provision for loan losses accompanied by a reduction in the FDIC receivable and a charge to the provision for loan losses. Increases in expected cash flows of purchased loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income.

The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable for the three months ended March 31, 2014 and 2013.

	Allowance for Loan Losses
	For the Three Months Ended March 31,
(amounts in thousands)	2014	2013
Beginning balance	$23,998	$25,837
Provision for loan losses (1)	2,901	1,100
Charge-offs	(536)	(563)
Recoveries	341	65

Ending balance	$26,704	$26,439

	FDIC Loss Sharing Receivable
	For the Three Months Ended March 31,
(amounts in thousands)	2014	2013
Beginning balance	$10,046	$12,343
(Decreased)/Increased estimated cash flows (2)	(1,467)	1,217
Other activity, net (3)	990	853
Cash receipts from FDIC	(1,297)	(2,370)

Ending balance	$8,272	$12,043

(1) Provision for loan losses	$2,901	$1,100
(2) Effect attributable to FDIC loss share arrangements	1,467	(1,217)

Net amount reported as provision for loan losses	$4,368	$(117)

(3)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, that qualify for reimbursement under loss sharing arrangements.

Impaired Loans — Covered and Non-Covered

The following tables present a summary of impaired loans as of March 31, 2014 and December 31, 2013 and the average recorded investment and interest income recognized for the three months ended March 31, 2014 and 2013. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	March 31, 2014			For the Three Months Ended March 31, 2014
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$10,909	$12,241		$12,003	$99
Commercial real estate	19,881	20,733		17,139	274
Construction	2,325	3,594		2,551	0
Consumer	5	5		3	0
Residential real estate	1,951	1,951		2,391	13
With an allowance recorded:
Commercial and industrial	836	734	$588	1,653	8
Commercial real estate	2,438	3,328	1,093	2,350	1
Construction	1,568	1,568	347	1,350	15
Consumer	64	5	14	64	1
Residential real estate	250	250	197	251	1

Total	$40,227	$44,409	$2,239	$39,755	$412

	December 31, 2013			For the Three Months EndedMarch 31, 2013
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$13,097	$13,159		$4,796	$56
Commercial real estate	14,397	15,249		23,627	198
Construction	2,777	4,046		7,320	2
Consumer	0	0		103	0
Residential real estate	2,831	2,831		2,463	8
With an allowance recorded:
Commercial and industrial	2,469	3,739	$829	671	7
Commercial real estate	2,261	3,167	946	8,585	11
Construction	1,132	1,132	351	6,307	49
Consumer	64	64	17	53	1
Residential real estate	252	252	199	1,103	2

Total	$39,280	$43,639	$2,342	$55,028	$334

Troubled Debt Restructurings

At March 31, 2014 and 2013, there were $5.1 million and $6.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bancorp requires sustained performance for nine months before returning a TDR to accrual status.

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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2014 and 2013. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(in thousands)
Three months ended March 31, 2014
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	247	127	374

Total	$247	$127	$374

Three months ended March 31, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	257	257

Total	$0	$257	$257

The following table provides, by class, the number of loans modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three months ended March 31, 2014 and 2013.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Three months ended March 31, 2014
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	1	47	2	127
Residential real estate	3	200	0	0
Consumer	0	0	0	0

Total	4	$247	2	$127

Three months ended March 31, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	3	257
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	0	$0	3	$257

At March 31, 2014 and 2013, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

For the three months ended March 31, 2014 and 2013, the recorded investment of loan determined to be TDRs was $0.4 million and $0.3 million, respectively, both before and after restructuring. During the three month period ended March 31, 2014, two TDR loans defaulted with a recorded investment of $0.1 million. During the three month period ended March 31, 2013, three TDR loans defaulted with a recorded investment of $0.3 million.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during the three months ended March 31, 2014 and 2013.

Credit Quality Indicators

Commercial and industrial, commercial real estate, residential real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan.

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction, and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. Consumer loans are not assigned a risk rating. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

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

“3” – Pass/Strong

Loans rated 3 are those loans for which the borrower has above average financial condition and flexibility; more than satisfactory debt service coverage, balance sheet and operating ratios are consistent with or better than industry peers, have little industry risk, move in diversified markets and are experienced and competent in their industry. These borrowers’ access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.

“4” – Pass/Good

Loans rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher grade borrower. These loans carry a normal level of risk, with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans.

“5” – Satisfactory

Loans rated 5 are extended to borrowers who are determined to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher grade loans. If adverse circumstances arise, the impact on the borrower may be significant.

“6” – Satisfactory/Bankable with Care

Loans rated 6 are those for which the borrower has higher than normal credit risk; however, cash flow and asset values are generally intact. These borrowers may exhibit declining financial characteristics, with increasing leverage and decreasing liquidity and may have limited resources and access to financial alternatives. Signs of weakness in these borrowers may include delinquent taxes, trade slowness and eroding profit margins.

“7” – Special Mention

Loans rated Special Mention are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event that potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the debt in the future may occur. This grade is not assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where significant actual, not potential, weaknesses or problems are clearly evident are graded in the category below.

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

The following table presents the credit ratings of the non-covered loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)
Pass/Satisfactory	$229,557	$2,442,494	$35,652	$406,515
Special Mention	8,487	15,173	29	864
Substandard	2,055	12,922	451	1,038
Doubtful	0	0	0	0

Total loans receivable, non-covered	$240,099	$2,470,589	$36,132	$408,417

	Consumer	Mortgage Warehouse	Manufactured Housing
	(in thousands)
Performing	$1,822	$655	$125,361
Nonperforming (1)	0	0	11,591

Total loans receivable, non-covered	$1,822	$655	$136,952

(1)	Includes loans that are on nonaccrual status at March 31, 2014.

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)
Pass/Satisfactory	$228,748	$1,808,804	$34,822	$142,588
Special Mention	10,314	12,760	29	940
Substandard	447	13,622	2,050	1,660
Doubtful	0	0	0	0

Total loans receivable, non-covered	$239,509	$1,835,186	$36,901	$145,188

	Consumer	Mortgage Warehouse	Manufactured Housing
	(in thousands)
Performing	$2,144	$866	$127,330
Nonperforming (1)	0	0	12,141

Total loans receivable, non-covered	$2,144	$866	$139,471

(1)	Includes loans that are on nonaccrual status at December 31, 2013.

The following table presents the credit ratings of the covered loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)
Pass/Satisfactory	$4,027	$13,630	$531	$13,914
Special Mention	0	3,205	0	455
Substandard	2,104	6,341	12,244	1,955
Doubtful	0	0	0	0

Total loans receivable, covered	$6,131	$23,176	$12,775	$16,324

Manufactured Housing
(in thousands)
Performing	$3,146
Nonperforming (1)	87

Total loans receivable, covered	$3,233

(1)	Includes loans that are on nonaccrual status at March 31, 2014.

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
	(in thousands)
Pass/Satisfactory	$3,688	$14,330	$1,967	$14,137
Special Mention	223	2,989	0	455
Substandard	1,903	6,939	12,660	4,141
Doubtful	0	0	0	0

Total loans receivable, covered	$5,814	$24,258	$14,627	$18,733

Manufactured Housing
(in thousands)
Performing	$3,226
Nonperforming (1)	67

Total loans receivable, covered	$3,293

(1)	Includes loans that are on nonaccrual status at December 31, 2013.

Allowance for loan losses

The changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
	(in thousands)
Three months ended March 31, 2014
Beginning Balance, January 1, 2014	$2,638	$15,705	$2,385	$2,490	$614	$130	$36	$0	$23,998
Charge-offs	0	(248)	0	(288)	0	0	0	0	(536)
Recoveries	90	25	0	224	0	2	0	0	341
Provision for loan losses	(285)	3,370	(43)	(119)	(21)	(5)	4	0	2,901

Ending Balance, March 31, 2014	$2,443	$18,852	$2,342	$2,307	$593	$127	$40	$0	$26,704

At March 31, 2014
Loans:
Individually evaluated for impairment	$11,745	$22,319	$3,893	$2,201	$0	$69	$0	$0	$40,227
Collectively evaluated for impairment	230,309	2,427,513	35,461	410,702	135,393	1,364	655	0	3,241,397
Loans acquired with credit deterioration	4,176	43,933	9,553	11,838	4,792	389	0	0	74,681

									$3,356,305

Allowance for loan losses:
Individually evaluated for impairment	$588	$1,093	$347	$197	$0	$14	$0	$0	$2,239
Collectively evaluated for impairment	1,670	12,532	241	791	86	35	40	0	15,395
Loans acquired with credit deterioration	185	5,227	1,754	1,319	507	78	0	0	9,070

	$2,443	$18,852	$2,342	$2,307	$593	$127	$40	$0	$26,704

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
	(in thousands)
Three months ended March 31, 2013
Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	(20)	(410)	0	(133)	0	0	0	0	(563)
Recoveries	11	52	0	(3)	0	5	0	0	65
Provision for loan losses	522	142	288	151	96	(18)	(17)	(64)	1,100

Ending Balance, March 31, 2013	$1,990	$15,223	$4,279	$3,248	$846	$141	$54	$658	$26,439

At March 31, 2013
Loans:
Individually evaluated for impairment	$4,828	$32,835	$11,935	$3,480	$0	$201	$0	$0	$53,279
Collectively evaluated for impairment	180,530	975,651	34,086	110,588	148,016	1,145	7,220	0	1,457,236
Loans acquired with credit deterioration	5,710	62,783	17,187	15,875	5,693	478	0	0	107,726

									$1,618,241

Allowance for loan losses:
Individually evaluated for impairment	$420	$2,207	$1,490	$364	$0	$14	$0	$0	$4,495
Collectively evaluated for impairment	1,322	8,459	374	955	72	50	54	658	11,944
Loans acquired with credit deterioration	248	4,557	2,415	1,929	774	77	0	0	10,000

	$1,990	$15,223	$4,279	$3,248	$846	$141	$54	$658	$26,439

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At March 31, 2014 and 2013, funds available for reimbursement, if necessary, were $3.2 million and $3.1 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The changes in accretable yield related to purchased-credit-impaired loans for the three months ended March 31, 2014 and 2013 were as follows:

For the Three Months Ended March 31,	2014	2013
	(in thousands)
Accretable yield balance, beginning of period	$22,557	$32,174
Accretion to interest income	(1,080)	(2,071)
Reclassification from nonaccretable difference and disposals, net	(858)	(438)

Accretable yield balance, end of period	$20,619	$29,665

NOTE 9 — SHARE-BASED COMPENSATION

Stock Options

In February 2014, options to purchase an aggregate of 88,000 shares of voting common stock were granted to certain officers and team members. The options are subject to five-year cliff vesting. The fair values of the options were estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of the options granted.

March 31, 2014
Weighted-average risk-free interest rate	2.20%
Expected dividend yield	0.00%
Weighted-average expected volatility	17.61%
Weighted-average expected life (in years)	7.00
Weighted-average fair value of each option granted	$4.88

The following table summarizes stock option activity for the three months ended March 31, 2014.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(dollars in thousands, except Weighted-average exercise price)
Outstanding at January 1, 2014	2,779,486	$13.66
Granted	88,000	19.42
Forfeited	(5,000)	14.94

Outstanding at March 31, 2014	2,862,486	$13.84	7.93	$20,183

Exercisable at March 31, 2014	14,438	$20.06	3.07	$59

Also in February 2014, 142,395 restricted stock units were granted to certain officers and team members. Of the aggregate restricted stock units, 47,760 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remainders are subject to three-year cliff vesting. The following table summarizes restricted stock activity for the three months ended March 31, 2014.

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at January 1, 2014	613,464	$13.00
Granted	142,395	19.42
Vested	(34,414)	12.00

Outstanding and unvested at March 31, 2014	721,445	$14.30

Total share-based compensation expense for the three months ended March 31, 2014 and 2013 was $1.0 million and $0.7 million, respectively.

Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. In January 2014, Customers Bancorp issued 25,541 shares of voting common stock with a fair value of $0.5 million to the directors as compensation for their services during 2013. In March 2014, Customers Bancorp issued 10,058 shares of voting common stock with a fair value of $0.2 million to directors as compensation for their services during first quarter 2014. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At March 31, 2014 and December 31, 2013, the Bank and Bancorp met all capital adequacy requirements to which they were subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$424,941	11.62%	$292,570	8.0%	N/A	N/A
Customers Bank	$448,604	12.36%	$290,307	8.0%	$362,884	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$398,237	10.89%	$146,285	4.0%	N/A	N/A
Customers Bank	$421,900	11.63%	$145,154	4.0%	$217,731	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$398,237	9.10%	$174,957	4.0%	N/A	N/A
Customers Bank	$421,900	9.71%	$173,813	4.0%	$217,266	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and liabilities to disclose the fair value of its financial instruments. FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Investment securities:

The fair value of investment securities available for sale are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are included as Level 1, 2, or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Loans receivable, net:

The fair values of loans held for investment are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Borrowings:

Borrowings consist of long-term and short-term FHLB advances, five-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The five-year senior unsecured notes are traded on The NASDAQ Stock Market, and their price can be obtained daily. Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Derivatives (Assets and Liabilities):

The fair values of interest rate swaps and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bancorp and its counterparties. These assets and liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bancorp uses commitments on hand from third party investors to estimate an exit price, and adjusts for the probability of the commitment being exercised based on the Bancorp’s internal experience (i.e., pull-through rate). These assets and liabilities are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Off-balance-sheet financial instruments:

Fair values for the Bancorp’s off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These financial instruments are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2014 and December 31, 2013, there were no off-balance-sheet financial instruments in excess of their contract value.

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

The estimated fair values of the Bancorp’s financial instruments were as follows at March 31, 2014 and December 31, 2013.

			Fair Value Measurements at March 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$290,467	$290,467	$290,467	$0	$0
Investment securities, available for sale	458,302	458,302	21,945	436,357	0
Loans held for sale	697,532	697,532	0	697,532	0
Loans receivable, net	3,329,843	3,374,676	0	0	3,374,676
FHLB, Federal Reserve Bank and other stock	50,430	50,430	0	50,430	0
Accrued interest receivable	9,629	9,629	0	9,629	0
FDIC loss sharing receivable	8,272	8,272	0	0	8,272
Derivatives	5,160	5,160	0	5,057	103
Liabilities:
Deposits	$3,606,332	$3,569,597	$634,578	$2,935,019	$0
Borrowings	970,250	974,599	0	974,599	0
Derivatives	4,346	4,346	0	4,346	0
Accrued interest payable	1,740	1,740	0	1,740	0

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$233,068	$233,068	$233,068	$0	$0
Investment securities, available for sale	497,573	497,573	20,714	476,859	0
Loans held for sale	747,593	747,593	0	747,593	0
Loans receivable, net	2,441,080	2,444,900	0	0	2,444,900
FHLB, Federal Reserve Bank and other stock	42,424	42,424	0	42,424	0
Accrued interest receivable	8,362	8,362	0	8,362	0
FDIC loss sharing receivable	10,046	10,046	0	0	10,046
Derivatives	3,763	3,763	0	3,523	240
Liabilities:
Deposits	$2,959,922	$2,919,935	$478,103	$2,441,832	$0
Federal funds purchased	13,000	13,000	13,000	0	0
Borrowings	771,750	774,793	0	774,793	0
Derivatives	3,537	3,537	0	3,537	0
Accrued interest payable	1,675	1,675	0	1,675	0

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

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$411,081	$0	$411,081
Corporate notes	0	25,276	0	25,276
Equity securities	21,945	0	0	21,945
Derivatives (1)	0	5,057	103	5,160
Loans held for sale – fair value option	0	697,532	0	697,532

Total assets - recurring fair value measurements	$21,945	$1,138,946	$103	$1,160,994

Liabilities
Derivatives (2)	$0	$4,346	$0	$4,346

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,239	$0	$0	$2,917	$2,917
Other real estate owned	0	0	504	504

Total assets - nonrecurring fair value measurements	$0	$0	$3,421	$3,421

	December 31, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$451,536	$0	$451,536
Corporate notes	0	25,323	0	25,323
Equity securities	20,714	0	0	20,714
Derivatives (1)	0	$3,523	240	$3,736
Loans held for sale – fair value option	0	747,593	0	747,593

Total assets - recurring fair value measurements	$20,714	$1,227,975	$240	$1,248,929

Liabilities
Derivatives (2)	0	$3,537	0	$3,537

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,342	$0	$0	$3,836	$3,836
Other real estate owned	0	0	335	335

Total assets - nonrecurring fair value measurements	$0	$0	$4,171	$4,171

(1)	Included in Other Assets
(2)	Included in Other Liabilities

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 are summarized as follows.

Residential Mortgage Loan Commitments
(in thousands)
Balance at January 1, 2014	$240
Issuances	103
Settlements	(240)

Balance at March 31, 2014	$103

Loans Held for Sale (1)
(in thousands)
Balance at January 1, 2013	$0
Transfer from Level 2 to Level 3 (1)	3,173

Balance at March 31, 2013	$3,173

(1)

The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. During first quarter 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management transferred these loans and the related loss contingency from Level

2 to Level 3. During second quarter 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was determined that these assets no longer met the definition of a loan, and since the Bank is pursuing restitution through the involved parties, the Bank determined this to be a receivable. As a result, the remaining aggregate $2.7 million of loans and the related $2.0 million reserve were transferred to other assets.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2014 and December 31, 2013 on a recurring and nonrecurring basis for which the Bancorp utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
	(dollars in thousands)
Impaired loans	$2,917	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	$504	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Residential mortgage loan commitments	$103	Adjusted market bid	Pull-through rate	80%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
	(dollars in thousands)
Impaired loans	$3,836	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	$335	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Residential mortgage loan commitments	$240	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objectives of Using Derivatives

The Bancorp is exposed to certain risks arising from both its business operations and economic conditions. The Bancorp manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, the Bancorp enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bancorp’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Bancorp’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed-rate borrowings. The Bancorp also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage interest-rate risk in assets or liabilities. The Bank manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Cash Flow Hedges of Interest Rate Risk

The Bancorp’s objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Bancorp primarily uses interest rate swaps as part of its interest-rate-risk management strategy. Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bancorp making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, the Bancorp did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Bancorp’s variable-rate debt. The Bancorp does not expect to reclassify any amounts from accumulated other comprehensive income to interest expense during the next 12 months as the Bancorp’s derivatives are effective after April 2016.

The Bancorp is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

At March 31, 2014, the Bancorp had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk.

Derivatives Not Designated as Hedging Instruments

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating rate loan to a fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At March 31, 2014, the Bancorp had 32 interest rate swaps with an aggregate notional amount of $201.0 million related to this program. At December 31, 2013, the Bancorp had 28 interest rate swaps with an aggregate notional amount of $150.3 million related to this program.

The Bank enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At March 31, 2014, the Bank had an outstanding notional balance of residential mortgage loan commitments of $5.9 million. At December 31, 2013, the Bank had an outstanding notional balance of residential mortgage loan commitments of $7.1 million.

During first quarter 2014, the Bank purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2014, the Bank had an outstanding notional balance of credit derivatives of $13.4 million.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$664	Other liabilities	$0

Total		$664		$0

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$4,274	Other liabilities	$4,346
Credit contracts	Other assets	119	Other liabilities	0
Residential mortgage loan commitments	Other assets	103	Other liabilities	0

Total		$4,496		$4,346

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,523	Other liabilities	$3,537
Residential mortgage loan commitments	Other assets	240	Other liabilities	0

Total		$3,763		$3,537

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Income Statement Location	Amount of income (loss) recognized in earnings
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(59)
Credit contracts	Other non-interest income	(149)
Residential mortgage loan commitments	Mortgage banking income	(137)

Total		$(345)

	Three Months Ended March 31, 2013
	Income Statement Location	Amount of income (loss) recognized in earnings
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$43

Three Months Ended March 31, 2014
		Location of Gain	Amount of Gain
	Amount of Gain	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives (Effective Portion) (1)	Income (Effective Portion)	Income (Effective Portion)
(in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$432	Interest expense	$0

(1)	Net of taxes

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

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of March 31, 2014, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $4.1 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, and at March 31, 2014 had posted $4.8 million as collateral. The Bancorp records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

Offsetting of Financial Assets and Derivative Assets

At March 31, 2014

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Assets Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
(in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$229	$0	$229	$229	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities At March 31, 2014

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Liabilities Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
(in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,144	$0	$4,144	$229	$4,772	$0

Offsetting of Financial Assets and Derivative Assets At December 31, 2013

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Assets Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
(in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$392	$0	$392	$392	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities At December 31, 2013

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Liabilities Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
(in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$3,191	$0	$3,191	$392	$2,799	$0

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

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three months ended March 31, 2014. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2013 Form 10-K and updated in this quarterly report on Form 10-Q for the three months ended March 31, 2014.

Certain accounting policies involve significant judgments and assumptions by Customers Bancorp that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2013 Form 10-K.

First Quarter Events of Note

Following a successful 2013, Customers Bancorp continued its strong performance in first quarter 2014. Most notably, total assets were $5.0 billion as of March 31, 2014, an increase of 21% from December 31, 2013 and a record high. During first quarter 2014, the Bancorp achieved significant organic loan growth in its multi-family loans (up $495 million) and commercial real estate and commercial and industrial loans (up $135 million). Additionally, the Company acquired $278 million of residential adjustable-rate jumbo mortgage loans from Michigan-based Flagstar Bank. Asset quality remained high and capital ratios exceeded levels established for “well capitalized” banks. First quarter financial results for 2014 included strong earnings of $8.1 million, or $0.32 per diluted share.

Results of Operations

First Quarter 2014 Compared to First Quarter 2013

Net income available to common shareholders increased $0.9 million (13.2%) to $8.1 million for the three months ended March 31, 2014, compared to $7.2 million for the three months ended March 31, 2013. The increased net income resulted from increased net interest income of $7.0 million, increased non-interest income of $2.7 million, and reduced income tax expense of $0.4 million, partially offset by increased non-interest expense of $4.7 million and increased provision for loan losses of $4.5 million.

Net interest income increased $7.0 million (31.0%) for the three months ended Month 31, 2014 to $29.5 million, compared to $22.5 million for the three months ended March 31, 2013. This increase resulted principally from an increase in average loan balances (loans held for sale and loans receivable) of $894.4 million to $3.4 billion, offset in part by a 37 basis point decrease in average yields on loans to 3.92% net of a 3 basis point decrease in the cost of funding. The reduced yields are primarily driven by a decrease in market interest rates on loans, payoffs on maturing higher yielding loans and growth of multi-family loans, which have high credit quality but yield below the current loan portfolio average yield.

The provision for loan losses increased by $4.5 million to $4.4 million for the three months ended March 31, 2014, compared to $(0.1) million for the same period in 2013. The increase in the provision for loan losses during first quarter 2014 is primarily related to first quarter loan growth and reduced estimated benefits from the FDIC loss sharing receivable.

Non-interest income increased $2.7 million during the three months ended March 31, 2014 to $7.6 million, compared to $4.9 million for the three months ended March 31, 2013. The increase in 2014 is attributable to gains realized from sales of investment securities ($2.8 million), management advisory fees earned in conjunction with an equity investment in a foreign entity ($0.5 million), mortgage banking income ($0.4 million), increased fees earned by executing interest rate swaps with commercial banking customers (up $0.4 million), increased income from bank owned life insurance (up $0.4 million), offset in part by decreased mortgage warehouse transactional fees (down $1.9 million).

Non-interest expense increased $4.7 million during the three months ended March 31, 2014 to $21.2 million, compared to $16.5 million during the three months ended March 31, 2013. Expenses increased in 2014 compared to 2013 principally for salaries and employee benefits as staffing levels grew to support the growing business (up $2.0 million), professional services for loan workout, litigation, and development of materials to respond to increased regulatory inquiries triggered by increasing levels of growth and complexity (up $1.6 million), assessment for FDIC insurance and other regulatory fees as the bank grew and other costs were incurred (up $0.8 million), technology, communication and bank operation to further support and build infrastructure (up $0.7 million) and occupancy as the business expansion into new markets and increased activity in existing markets required additional facilities (up $0.7 million). These increases were offset in part by a provision for loss contingency recorded during first quarter 2013 as a result of a fraud perpetrated on a loan to fund a residential mortgage warehouse line of credit (down $2.0 million).

Income tax expense decreased $0.4 million in the three months ended March 31, 2014 to $3.4 million compared to $3.9 million in the same period of 2013. The decrease in the income tax expense is primarily due to an out of period adjustment of $0.6 million recorded in first quarter 2014 that related to the period ended December 31, 2013.

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings. The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(dollars in thousands)
Assets
Interest-earning deposits	$187,085	$116	0.25%	$174,637	$108	0.25%
Investment securities, taxable (A)	516,902	3,040	2.35%	143,028	829	2.32%
Loans held for sale	566,535	5,083	3.64%	1,123,420	10,884	3.93%
Loans, taxable (B)	2,818,023	28,188	4.05%	1,379,228	16,027	4.71%
Loans, non-taxable (B)	24,027	167	2.83%	11,491	72	2.53%
Less: Allowance for loan losses	(24,524)			(26,299)

Total interest-earning assets	4,088,048	36,594	3.62%	2,805,505	27,920	4.03%

Non-interest-earning assets	282,192			156,969

Total assets	$4,370,240			$2,962,474

Liabilities
Interest checking	$57,067	115	0.81%	$35,892	39	0.43%
Money market deposit accounts	1,397,299	2,155	0.63%	999,525	1,704	0.69%
Other savings	38,312	40	0.43%	21,638	26	0.49%
Certificates of deposit	1,252,871	3,105	1.01%	1,192,330	3,367	1.15%

Total interest bearing deposits	2,745,549	5,415	0.80%	2,249,385	5,136	0.93%
Borrowings	551,339	1,667	1.22%	171,333	259	0.61%

Total interest-bearing liabilities	3,296,888	7,082	0.87%	2,420,718	5,395	0.90%

Non-interest-bearing deposits	666,775			254,859

Total deposits & borrowings	3,963,663		0.72%	2,675,577		0.82%
Other non-interest-bearing liabilities	11,619			12,550

Total liabilities	3,975,282			2,688,127
Shareholders’ Equity	394,958			274,347

Total liabilities and shareholders’ equity	$4,370,240			$2,962,474

Net interest earnings		29,512			22,525
Tax-equivalent adjustment (C)		90			39

Net interest earnings		$29,602			$22,564

Interest spread			2.90%			3.21%

Net interest margin			2.92%			3.25%

Net interest margin tax equivalent (C)			2.93%			3.26%

(A)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax-equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase (decrease) due to change in
	Rate	Volume	Total
	(in thousands)
Interest income:
Interest earning deposits	$(1)	$9	$8
Investment securities	48	2,163	2,211
Loans held for sale	(3,267)	(2,534)	(5,801)
Loans, taxable	(9,085)	21,246	12,161
Loans, non-taxable	34	61	95

Total interest income	(12,271)	20,945	8,674

Interest expense:
Interest checking	135	(60)	75
Money market deposit accounts	(662)	1,122	460
Savings	(19)	25	6
Certificates of deposit	(1,668)	1,406	(262)

Total interest bearing deposits	(2,214)	2,493	279
Borrowings	(2,835)	4,243	1,408

Total interest expense	(5,049)	6,736	1,687

Net interest income	$(7,222)	$14,209	$6,987

Net interest income was $29.5 million for the three months ended March 31, 2014, compared to $22.5 million for the three months ended March 31, 2013, an increase of $7.0 million or 31.0%. This net increase was attributable to an increase of $1.3 billion in the average balance of interest-earning assets, offset in part by an increase of $0.9 billion in the average balance of interest-bearing liabilities. The primary driver of the increase in net interest income was higher loan volume from the following:

•	$756.8 million increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$439.3 million increase in the average balance of commercial loans primarily due to growth of the commercial and industrial loan portfolio including owner occupied commercial real estate loans.

The key measure of our net interest income is net interest margin. Our net interest margin decreased to 2.92% for the three months ended March 31, 2014 from 3.25% for the same period in 2013. The decrease was driven by a decrease in the average yield on loans from 4.29% to 3.92%, primarily due to the maturity of higher yielding loans, and the growth of multi-family loan products with higher credit quality but yields below the portfolio average yield. The effect of this decrease was marginally offset by the decrease in the cost of deposits and borrowings from 0.90% to 0.87%.

In addition to an increase in interest income from investment securities of $2.2 million, interest income from multi-family loans, and commercial and industrial loans increased by $7.1 million and $3.3 million, respectively, partially offset by a decrease of $5.9 million of interest income from warehouse lending. Driving the rise in interest income was higher average loan volume for multi-family loans of $756.8 million, and commercial loan volume of $439.3 million. The higher loan volume was a result of our strategy to grow our multi-family and commercial real estate businesses. The purchase of approximately $321.0 million of investment securities in the third quarter of 2013 led to their higher average volume in the first quarter of 2014 compared to the same quarter in 2013. In the three months ended March 31, 2014 interest expense for borrowings increased by $1.4 million. The average balance of borrowings increased by $380.0 million which was primarily driven by the increase in average FHLB advances of $322.1 million in the first quarter of 2014 compared to the same quarter in 2013, and the addition of the five year senior unsecured notes (“Senior Notes”) in the amount of $63.3 million during the third quarter of 2013. The Senior Notes carry a stated interest rate of 6.375% which contributed to the overall increase in borrowings costs of 0.60% when comparing the cost of 1.22% for the quarter ended March 31, 2014 versus 0.61% for the period ended March 31, 2013.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At March 31, 2014, approximately 1.52% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses.

The provision for loan losses increased by $4.5 million to $4.4 million for the three months ended March 31, 2014, compared to $(0.1) million for the same period in 2013. The increase in the 2014 provision compared to the same period in 2013 was principally a result of a provision of $2.9 million recorded mainly to reflect first quarter 2014 loan growth and $1.5 million for reduced estimated benefits to be derived from the FDIC loss sharing receivable.

For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gain on sale of investment securities, net	$2,832	$0
Mortgage warehouse transactional fees	1,759	3,668
Bank-owned life insurance	835	476
Mortgage banking income	409	0
Deposit fees	214	130
Other	1,541	624

Total non-interest income	$7,590	$4,898

Non-interest income was $7.6 million for the three months ended March 31, 2014, an increase of $2.7 million from non-interest income of $4.9 million for the three months ended March 31, 2013. The increase was primarily the result of $2.8 million of gains realized from sales of available-for-sale investment securities (executed to shorten the duration of the asset portfolio), $0.5 million of management advisory fees earned in conjunction with an equity investment in a foreign entity that was made during third quarter 2013 and mortgage banking income of $0.4 million as Customers launched its mortgage banking activities in the latter half of 2013. There were also increased fees earned by executing interest rate swaps with commercial banking customers of $0.4 million and increased bank owned life insurance income of $0.4 million due to additional policies purchased during 2013. Partially offsetting these items was a decrease in mortgage warehouse transactional fees of $1.9 million as lending to mortgage companies to finance their inventories prior to sale of the loans has significantly decreased since this same period last year.

Non-Interest Expense

The table below presents the components of non-interest expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Salaries and employee benefits	$9,351	$7,397
Occupancy	2,637	1,910
Professional services	2,282	706
FDIC assessments, taxes and regulatory fees	2,131	1,347
Technology, communications and bank operations	1,560	841
Loan workout	441	674
Advertising and promotion	414	115
Other real estate owned	351	36
Loss contingency	0	2,000
Other	2,002	1,454

Total non-interest expense	$21,169	$16,480

Non-interest expense was $21.2 million for the three months ended March 31, 2014, an increase of $4.7 million from non-interest expense of $16.5 million for the three months ended March 31, 2013.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $2.0 million (26.4%) to $9.4 million for the three months ended March 31, 2014 from $7.4 million for the three months ended March 31, 2013. The primary reason for this increase was an increase in the number of employees from 283 full-time equivalents at March 31, 2013 to 387 full-time equivalents at March 31, 2014. This was directly related to the need for additional employees to support our organic growth and expansion into new markets. More specifically, the increased headcount is needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios.

Professional services expense increased by 223.2%, or $1.6 million, to $2.3 million for the three months ended March 31, 2014 from $0.7 million for the three months ended March 31, 2013. This increase was primarily attributable to higher legal and consulting expenses in 2014 related to loan workout, litigation and other general regulatory matters.

Occupancy expense increased by 38.1%, or $0.7 million, rising to $2.6 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013. The increase was related to building the infrastructure to support growth and expansion into new markets.

FDIC assessments, taxes and regulatory fees increased by 58.2%, or $0.8 million to $2.1 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, increased deposit premiums and other regulatory and filing fees.

Technology, communication and bank operations increased by 85.5%, or $0.7 million, rising to $1.6 million for the three months ended March 31, 2014 from $0.8 million for the three months ended March 31, 2013. The primary reason for this increase was related to building the infrastructure to support growth through increased technology improvements and upgrades as well as the costs related to expanding technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million. The Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold during 2013. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator in 2013. During 2013, a loss contingency expense of $2.0 million was provided, resulting in a net amount of $0.7 million classified in other assets as of March 31, 2014.

Other expenses increased by 37.7%, or $0.5 million, to $2.0 million for the three months ended March 31, 2014, compared to $1.5 million for the three months ended March 31, 2013 reflecting increased general expenses to support a rapidly growing business.

Income Taxes

Income tax expense was $3.4 million and $3.9 million, respectively, for the three months ended March 31, 2014 and 2013. The decrease in the income tax expense was primarily due to an out of period adjustment of $0.6 million recorded in first quarter 2014 that related to 2013.

The effective tax rate for the three months ended March 31, 2014 and 2013 was approximately 30 percent and 35 percent, respectively. The decrease in the effective tax rate for first quarter 2014 was primarily due to the out of period adjustment noted above.

Financial Condition

General

Total assets were $5.0 billion at March 31, 2014. This represented an $861.1 million, or 20.7% increase from $4.2 billion at December 31, 2013. The major change in our financial position occurred as the result of the growth in loans receivable not covered by loss sharing agreements with the FDIC, which increased by 37.4% or $0.9 billion to $3.3 billion at March 31, 2013, from $2.4 billion at December 31, 2013.

The main driver of the increase in assets was primarily from the expansion of multi-family loans, which increased by $495.3 million (46.7%) to $1.6 billion at March 31, 2014 from $1.1 billion at December 31, 2013. Adjustable rate 1-4 family residential mortgage loans increased $260.3 million (83.3%) to $572.8 million at March 31, 2014 from $312.5 million at December 31, 2013; this increase was due to the purchased loan portfolio on January 15, 2014. Additionally, commercial real estate and commercial and industrial loans increased by $134.6 million (12.6%) to $1.2 billion at March 31, 2014 from $1.1 billion at December 31, 2013.

Total liabilities were $4.6 billion at March 31, 2014. This represented a $0.8 billion, or 22.5%, increase from $3.8 billion at December 31, 2013. The increase in total liabilities was due to a higher level of deposits at March 31, 2014 compared to December 31, 2013. Total deposits grew by $0.6 billion (21.8%) to $3.6 billion at March 31, 2014 from $3.0 billion at December 31, 2013. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. These networks provide low-cost funding alternatives to retail deposits and diversity to the Bank’s sources of funds. The increase in bank deposits was primarily due to the seasonal inflow of student deposits and the growth in brokered money market deposit accounts.

The following table sets forth certain key condensed balance sheet data:

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$290,467	$233,068
Investment securities, available for sale	458,302	497,573
Loans held for sale	697,532	747,593
Loans receivable not covered under FDIC Loss Sharing Agreements	3,294,908	2,398,353
Loans receivable covered under FDIC Loss Sharing Agreements	61,639	66,725
Total loans receivable, net of the allowance for loan losses	3,329,843	2,441,080
Total assets	5,014,231	4,153,173
Total deposits	3,606,332	2,959,922
Federal funds purchased	0	13,000
FHLB advances	905,000	706,500
Other borrowings	65,250	65,250
Total liabilities	4,613,293	3,766,550
Total shareholders’ equity	400,938	386,623
Total liabilities and shareholders’ equity	5,014,231	4,153,173

Cash and Cash Equivalents

Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $73.5 million at March 31, 2014. This represents a $14.2 million increase from $59.3 million at December 31, 2013. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank.

Investment Securities

Our investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (principally guaranteed by an agency of the United States government), domestic corporate debt and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings, and diversify the credit risk of earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.

At March 31, 2014, our investment securities were $458.3 million compared to $497.6 million in December 31, 2013. The decrease is primarily the result of our sale of securities to strategically reduce interest rate risk in the investment portfolio, shortening the duration of the investment securities term.

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

Mortgage warehouse loans and certain residential loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $0.7 billion at March 31, 2014 and December 31, 2013. Loans held for sale are not included in the loan receivable amounts. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.

Loans receivable, net, increased by $0.9 billion to $3.3 billion at March 31, 2014 from $2.4 billion at December 31, 2013. The multi-family/commercial real estate loan balance is increasing due to the focus on this element of Customers’ organic growth strategy. Offsetting these increases in part was the loan runoff for purchased-credit-impaired and covered loans. The composition of loan receivable as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Construction	$12,775	$14,627
Commercial real estate	23,176	24,258
Commercial and industrial	6,131	5,814
Residential real estate	16,324	18,733
Manufactured housing	3,233	3,293

Total loans receivable covered under FDIC loss sharing agreements (1)	61,639	66,725
Construction	36,132	36,901
Commercial real estate	2,470,589	1,835,186
Commercial and industrial	240,099	239,509
Mortgage warehouse	655	866
Manufactured housing	136,952	139,471
Residential real estate	408,417	145,188
Consumer	1,822	2,144

Total loans receivable not covered under FDIC loss sharing agreements	3,294,666	2,399,265

Total loans receivable	3,356,305	2,465,990
Deferred (fees) costs, net	242	(912)
Allowance for loan losses	(26,704)	(23,998)

Loans receivable, net	$3,329,843	$2,441,080

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing arrangements with the FDIC are referred to as “covered loans” throughout this Management’s Discussion and Analysis.

Credit Risk

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing prudent underwriting standards, by collection efforts and by continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added, to the allowance for loan losses when and as appropriate, but at least quarterly. The allowance for loan losses is evaluated at least quarterly.

The provision for loan losses was $4.4 million and $(0.1) million for the three months ended March 31, 2014 and 2013, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $26.7 million, or 0.8% of total non-covered loans, at March 31, 2014, and $26.4 million, or 1.7% of total non-covered loans, at March 31, 2013. The coverage ratio declined largely due to the decrease in non-performing loans as a result of net-charge-offs ($6.6 million for the twelve months ended March 31, 2014), transfers to other real estate owned, sustained performance improvements that led to lower reserve factors for commercial, multi-family and residential mortgage loans, and the growth of the multi-family loan portfolio which draws only a 40 basis point reserve level due to its historical payment experience. Net charge-offs were $0.2 million for the three months ended March 31, 2014, a decrease of $0.3 million compared to the same period in 2013. The Bank had approximately $61.6 million in loans that were covered under loss share arrangements with the FDIC as of March 31, 2014 compared to $66.7 million as of December 31, 2013. The Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Balance at the beginning of the period	$23,998	$25,837
Loan charge-offs
Construction	0	0
Commercial real estate	248	410
Commercial and industrial	0	20
Residential real estate	288	133
Consumer and other	0	0

Total Charge-offs	536	563

Loan recoveries
Construction	0	0
Commercial real estate	25	52
Commercial and industrial	90	11
Residential real estate	224	(3)
Consumer and other	2	5

Total Recoveries	341	65

Total net charge-offs	195	498
Provision for loan losses	2,901	1,100

Balance at the end of the period	$26,704	$26,439

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

Nearly 90% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than two years before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.

These evaluations, however, are inherently subjective as they require material estimates, including, among other estimates, the amounts and timing of expected future cash flows on impaired loans, estimated losses in the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change. Pursuant to ASC 450 Contingencies and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting of non-accrual and restructured loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.

Asset Quality

Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers further divides originated loans into two categories: those originated prior to the current underwriting standards in 2009 and those originated subject to those standards post 2009, and purchased loans into two categories: those purchased credit impaired, and those not acquired credit impaired. Management believes that this additional information provides for a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan loss reserves. Credit losses from acquired loans are absorbed by the allowance for loan losses and cash reserves, as described below. This schedule includes both loans held for sale and loans held for investment.

Asset Quality at March 31, 2014
Loan Type	Total Loans	PCI Loans (1)	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
	(dollars in thousands)
New Century Orig. Loans
Legacy	$67,244	$0	$56,729	$1,569	$0	$8,946	$5,197	$14,143	13.30	19.52
TDRs	1,738	0	1,080	0	0	658	0	658	37.86	37.86

Total Originated Loans	68,982	0	57,809	1,569	0	9,604	5,197	14,801	13.92	19.95

Originated Loans
Warehouse –Repo	5,386	0	5,386	0	0	0	0	0	0.00	0.00
Manufactured	4,303	0	4,281	22	0	0	0	0	0.00	0.00
Commercial	958,709	0	956,609	1,607	0	493	0	493	0.05	0.05
Multi-family	1,553,426	0	1,553,426	0	0	0	0	0	0.00	0.00
Consumer/Mortgage	112,687	0	112,687	0	0	0	0	0	0.00	0.00
CRA	15,872	0	15,872	0	0	0	0	0	0.00	0.00
TDRs	320	0	320	0	0	0	0	0	0.00	0.00

Total Originated Loans	2,650,703	0	2,648,581	1,629	0	493	0	493	0.02	0.02

Acquired Loans
Berkshire	11,054	0	9,091	0	0	1,963	813	2,776	17.76	23.39
FDIC –Covered	39,386	0	32,826	1,103	0	5,457	9,329	14,786	13.86	30.35
FDIC – Non-covered	15	0	15	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	73,428	0	68,971	4,457	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	331	331	0.00	100.0
Manufactured Housing 2012	52,184	0	45,694	2,552	3,938	0	0	0	0.00	0.00
Flagstar (Commercial)	128,883	0	128,883	0	0	0	0	0	0.00	0.00
Flagstar (Residential)	254,447	0	254,447	0	0	0	0	0	0.00	0.00
TDRs	3,074	0	2,461	61	0	552	0	552	17.96	17.96

Total Acquired Loans	562,471	0	542,388	8,173	3,938	7,972	10,473	18,445	1.42	3.22

Acquired PCI Loans
Berkshire	47,797	47,797	43,322	239	4,236	0	0	0
FDIC –Covered	21,709	21,709	4,426	0	17,283	0	0	0
Manufactured Housing 2011	5,175	5,175	2,389	575	2,211	0	0	0

Total Acquired PCI Loans	74,681	74,681	50,137	814	23,730	0	0	0

Unamortized fees and expenses	(290)	0	(290)	0	0	0	0	0

Total Loans Held for Investment	3,356,547	74,681	3,298,625	12,185	27,668	18,069	15,670	33,739
Total Loans Held for Sale	697,532	0	697,532	0	0	0	0	0

Total Portfolio	$4,054,079	$74,681	$3,996,157	$12,185	$27,668	$18,069	$15,670	$33,739	0.45	0.83

(1)	Purchased-credit-impaired (“PCI”) loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.

Asset Quality at March 31, 2014 (continued)
Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
		(dollars in thousands)
New Century Orig. Loans
Legacy	$67,244	$8,946	$2,095	$0	$2,095	3.12	23.42
TDRs	1,738	658	56	0	56	3.20	8.44

Total New Century Orig. Loans	68,982	9,604	2,151	0	2,151	3.12	22.39

Originated Loans
Warehouse – Repo	5,386	0	40	0	40	0.74	0.00
Manufactured	4,303	0	86	0	86	2.00	0.00
Commercial	958,709	493	7,111	0	7,111	0.74	1442.39
Multi-family	1,553,426	0	6,218	0	6,218	0.40	0.00
Consumer/Mortgage	112,687	0	399	0	399	0.35	0.00
CRA	15,872	0	119	0	119	0.75	0.00
TDRs	320	0	0	0	0	0.00	0.00

Total Originated Loans	2,650,703	493	13,973	0	13,973	0.53	2834.48

Acquired Loans
Berkshire	11,054	1,963	512	0	512	4.63	26.08
FDIC – Covered	39,386	5,457	857	0	857	2.18	15.70
FDIC – Non-covered	15	0	0	0	0	0.00	0.00
Manufactured Housing 2010	73,428	0	0	3,177	3,177	4.33	0.00
Manufactured Housing 2011	0	0	0	0	0	0.00	0.00
Manufactured Housing 2012	52,184	0	0	0	0	0.00	0.00
Flagstar (Commercial)	128,883	0	0	0	0	0.00	0.00
Flagstar (Residential)	254,447	0	0	0	0	0.00	0.00
TDRs	3,074	552	141	0	141	4.59	25.54

Total Acquired Loans	562,471	7,972	1,510	3,177	4,687	0.83	58.79

Acquired PCI Loans
Berkshire	47,797	0	4,368	0	4,368	9.14	0.00
FDIC – Covered	21,709	0	4,195	0	4,195	19.32	0.00
Manufactured Housing 2011	5,175	0	507	0	507	9.80	0.00

Total Acquired PCI Loans	74,681	0	9,070	0	9,070	12.14	0.00

Unamortized fees and expenses	(290)	0	0	0	0

Total Loans Held for Investment	3,356,547	18,069	26,704	3,177	29,881
Total Loans Held for Sale	697,532	0	0	0	0

Total Portfolio	$4,054,079	$18,069	$26,704	$3,177	$29,881	0.74	165.37

Originated Loans

Originated loans totaled $2.7 billion, or 67.1% of total loans at March 31, 2014 compared to $2.1 billion, or 64.2% at December 31, 2013. $69.0 million of these loans were originated prior to September 2009 (“Legacy Loans”) when the new management team adopted new underwriting standards that management believes better limits risks of loss. At March 31, 2014, the older Legacy Loans comprised $14.8 million of non-performing assets (“NPA,” which includes non-performing loans of $9.6 million and other real estate owned of $5.2 million), or 96.8% of total NPA for originated loans and 43.9% of total NPA. The high level of non-performing loans (“NPL”) in the Legacy Loan portfolio (13.9% NPL / Loans) was supported by $2.2 million of the allowance for loan losses, or about 3.12% of total Legacy Loans. Non-performing originated loans totaled $0.5 million as of March 31, 2014 and were supported by $14.0 million of allowance for loan losses (approximately 28 times the amount of NPA).

Originated commercial loans and multi-family loans totaled $2.5 billion and were supported with $13.3 million of the allowance for loan losses. Consumer and mortgage loans totaled $112.7 million and were supported by $0.4 million of the allowance for loan losses. The mortgage warehouse loans are classified as held for sale and reported at their fair value, so no allowance for loan losses is maintained.

Acquired Loans

At March 31, 2014, Customers Bank reported $0.6 billion of acquired loans which was 15.7% of total loans compared to $0.4 billion, or 12.6%, of total loans at December 31, 2013. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the loans purchased from Tammac prior to 2012, $73.4 million were supported by a $3.2 million cash reserve that was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012 in the amount of $52.2 million, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. A decrease in forecast cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Total NPA in the acquired portfolio were $18.4 million, or 54.7% of total NPA. Of total NPA, 43.8% have FDIC loss share protection (80% FDIC coverage of losses). At March 31, 2014, the FDIC-covered loans had $5.1 million of allowance for loan losses. 8.2% of total NPA were from loans related to the Berkshire acquisition, while 1.0% of total NPA were related to loans acquired from Tammac with a cash deposit of $3.2 million to absorb certain losses and a guarantee to absorb certain other losses.

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

Held-for-Sale Loans

The loans held-for-sale portfolio included $693.4 million of loans to mortgage banking businesses and $4.1 million of residential mortgage loans. Held-for-sale loans are carried on our balance sheet at fair value due to the election of the fair value option. As credit loss expectations are embedded in the fair value estimate, an allowance for loan losses is not needed.

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-covered non-performing loans, non-performing assets and asset quality ratios:

	March 31, 2014	December 31, 2013
	(in thousands)
Loans 90+ days delinquent and still accruing	$3,938	$3,772

Non-accrual loans	$12,612	$13,513
Other real estate owned	6,341	5,312

Non-performing non-covered assets	$18,953	$18,825

	March 31, 2014	December 31, 2013
Non-accrual non-covered loans to total non-covered loans receivable (excludes loans held for sale)	0.38%	0.56%
Non-performing, non-covered assets to total non-covered assets	0.58%	0.78%
Non-accrual loans and 90+ days delinquent to total non-covered assets	0.50%	0.72%
Allowance for loan losses to (1):
Total non-covered loans	0.54%	0.62%
Non-performing, non-covered loans	139.82%	109.16%

(1)	Excludes the impact of purchased-credit-impaired loans and their related allowance for loan losses of $9.1 million at March 31, 2014 and $9.2 million at December 31, 2013.

The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(in thousands)
Non-accrual covered loans	$5,457	$5,650
Covered other real estate owned	9,329	6,953

Non-performing, covered assets	$14,786	$12,603

Deposits

We offer a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $3.6 billion at March 31, 2014, an increase of $646.4 million, or 21.8%, from $3.0 billion at December 31, 2013. Demand, non-interest bearing deposits were $634.6 million at March 31, 2014 compared to $478.1 million at December 31, 2013, an increase of $156.5 million, or 32.7%. The increase was primarily due to an increase of $144.4 million of student deposits. These deposits are seasonal, peaking in the fall, mid-winter, and lowest in the summer. Savings, including MMDA totaled $1.6 billion at March 31, 2014, and increase of $318.4 million or 24.5%, primarily attributed to the increase in brokered savings accounts. Time deposits were $1.3 billion at March 31, 2014, an increase of $170.1 million or 15.1%. We experienced growth in retail deposits due to exceptional sales behaviors, despite lower interest rates in 2014.

The components of deposits were as follows at the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Demand	$693,986	$536,116
Savings, including MMDA	1,616,863	1,298,468
Time, $100,000 and over	780,099	797,322
Time, other	515,384	328,016

Total deposits	$3,606,332	$2,959,922

Other Borrowings

Other borrowings are funds used to meet Customers’ financing needs in excess of deposits and equity. As of March 31, 2014, other borrowings consisted of $905.0 million borrowings from the Federal Home Loan Bank with various maturities up to 4.5 years and interest rates ranging from 0.28% to 3.3%. Other borrowings also includes $63.3 million five-year senior unsecured notes bearing an interest rate of 6.375% issued in the third quarter of 2013, maturing in the third quarter of 2018.

Capital Adequacy and Shareholders’ Equity

Shareholders’ equity increased by $14.3 million to $400.9 million at March 31, 2014, from $386.6 million at December 31, 2013. Net income was $8.1 million for the three months ended March 31, 2014. In addition, the recognition of stock-based compensation of $1.0 million and unrealized gains on securities of $4.1 million increased equity. Lastly 70,013 shares of voting common stock were issued during the first quarter of 2014 to directors who were entitled to receive these as compensation for their service as a director of Customers Bancorp or the Bank, which resulted in a $0.7 million increase in shareholders’ equity.

We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At March 31, 2014, we met all capital adequacy requirements to which we were subject and were well capitalized.

The capital ratios for the Bank and Customers Bancorp at March 31, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$424,941	11.62%	$292,570	8.0%	N/A	N/A
Customers Bank	$448,604	12.36%	$290,307	8.0%	$362,884	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$398,237	10.89%	$146,285	4.0%	N/A	N/A
Customers Bank	$421,900	11.63%	$145,154	4.0%	$217,731	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$398,237	9.10%	$174,957	4.0%	N/A	N/A
Customers Bank	$421,900	9.71%	$173,813	4.0%	$217,266	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%

Liquidity and Capital Resources

Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Ensuring adequate liquidity is an objective of the asset/liability management process. Customers Bancorp coordinates its management of liquidity with its interest rate sensitivity and capital position, and strives to maintain a strong liquidity position.

The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of March 31, 2014, our borrowing capacity with the Federal Home Loan Bank was $2.1 billion of which $835.0 million was utilized in short-term borrowings. As of March 31, 2014, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $90.0 million.

Net cash flows provided by operating activities were $79.3 million for the three months ended March 31, 2014, compared to net cash flows provided by operating activities of $88.0 million for the three months ended March 31, 2013. For first quarter 2014, proceeds received from the sale of loans exceeded originations of loans held for sale by $50.6 million. For first quarter 2013, proceeds received from the sale of loans exceeded originations of loans held for sale by $78.1 million.

Investing activities used net cash flows of $853.8 million for the three months ended March 31, 2014, compared to $338.9 million for the three months ended March 31, 2013. Net cash used to originate loans totaled $608.7 million for first quarter 2014, compared to $142.0 million for first quarter 2013. Net cash used to purchase loans was $288.3 million in first quarter 2014, compared to $155.3 million for first quarter 2013.

Financing activities provided $831.9 million for the three months ended March 31, 2014, as increases in cash from deposits provided $646.4 million, and net proceeds of $185.5 million were received from short-term borrowed funds. Financing activities provided $246.0 million for the three months ended March 31, 2013 driven by a net increase in cash from deposits of $95.0 million, increased cash from short term borrowed funds of $101.0 million, and net proceeds of $50.0 million from long-term borrowed funds. These financing activities provided sufficient cash flows to support the Bancorp’s investing activities.

Overall, based on our core deposit base and available sources of borrowed funds, management believes that the Bancorp has adequate resources to meet its short-term and long-term cash requirements within the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2014, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2013 Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2014.

During the quarter ended March 31, 2014, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed within our 2013 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in “Risk Factors” included within the 2013 Form 10-K. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

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

During first quarter 2014, the Bancorp did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.

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

Customers Bancorp, Inc.

May 8, 2014	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

May 8, 2014	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

31.1.	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2.	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.