Form 10-Q
period 2014-06-30
Customers Bancorp, Inc.
filed 2014-08-08
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

On August 1, 2014, 25,607,630 shares of Voting Common Stock and 1,121,730 shares of Class B Non-Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — UNAUDITED

(amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$48,521	$60,709
Interest-earning deposits	217,013	172,359

Cash and cash equivalents	265,534	233,068
Investment securities available for sale, at fair value	425,061	497,573
Loans held for sale, at fair value	1,061,395	747,593
Loans receivable not covered under Loss Sharing Agreements with the FDIC	3,589,630	2,398,353
Loans receivable covered under Loss Sharing Agreements with the FDIC	54,474	66,725
Allowance for loan losses	(28,186)	(23,998)

Total loans receivable, net of allowance for loan losses	3,615,918	2,441,080
FHLB, Federal Reserve Bank, and other restricted stock	75,558	43,514
Accrued interest receivable	11,613	8,362
FDIC loss sharing receivable	8,919	10,046
Bank premises and equipment, net	11,075	11,625
Bank-owned life insurance	106,668	104,433
Other real estate owned (includes $6,177 and $6,953, respectively, covered under Loss Sharing Agreements with the FDIC)	12,885	12,265
Goodwill and other intangibles	3,670	3,676
Other assets	37,432	39,938

Total assets	$5,635,728	$4,153,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$555,936	$478,103
Interest bearing	3,134,958	2,481,819

Total deposits	3,690,894	2,959,922
Federal funds purchased	0	13,000
FHLB advances	1,301,500	706,500
Other borrowings	88,250	63,250
Subordinated debt	112,000	2,000
Accrued interest payable and other liabilities	29,344	21,878

Total liabilities	5,221,988	3,766,550
Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized, none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,261,620 and 24,756,411 shares issued as of June 30, 2014 and December 31, 2013; 26,729,360 and 24,224,151 shares outstanding as of June 30, 2014 and December 31, 2013	27,262	24,756
Additional paid in capital	353,371	307,231
Retained earnings	43,581	71,008
Accumulated other comprehensive loss, net	(2,220)	(8,118)
Treasury stock, at cost (532,260 shares as of June 30, 2014 and December 31, 2013)	(8,254)	(8,254)

Total shareholders’ equity	413,740	386,623

Total liabilities and shareholders’ equity	$5,635,728	$4,153,173

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$35,220	$19,196	$63,576	$35,295
Loans held for sale	6,715	11,157	11,798	22,041
Investment securities	2,543	1,082	5,583	1,911
Other	614	238	1,011	447

Total interest income	45,092	31,673	81,968	59,694

Interest expense:
Deposits	5,727	5,136	11,142	10,272
Other borrowings	1,184	74	2,340	79
FHLB advances	1,141	330	1,637	568
Subordinated debt	110	17	126	33

Total interest expense	8,162	5,557	15,245	10,952

Net interest income	36,930	26,116	66,723	48,742
Provision for loan losses	2,886	2,116	7,253	1,998

Net interest income after provision for loan losses	34,044	24,000	59,470	46,744
Non-interest income:
Mortgage warehouse transactional fees	2,215	3,868	3,974	7,536
Mortgage loan and banking income	1,554	0	1,963	0
Bank-owned life insurance	836	567	1,670	1,043
Gain on sale of SBA loans	572	358	571	408
Gain on sale of investment securities	359	0	3,191	0
Deposit fees	212	159	426	289
Other	1,163	598	2,425	1,070

Total non-interest income	6,911	5,550	14,220	10,346

Non-interest expense:
Salaries and employee benefits	11,591	8,508	20,942	15,905
FDIC assessments, taxes, and regulatory fees	3,078	1,058	5,209	2,405
Occupancy	2,595	2,110	5,231	4,020
Professional services	1,881	1,252	4,163	1,958
Technology, communications and bank operations	1,621	1,061	3,181	1,902
Other real estate owned	890	525	1,242	561
Loan workout	477	72	918	746
Advertising and promotion	428	408	843	523
Loss contingency	0	0	0	2,000
Other	2,644	1,901	4,642	3,355

Total non-interest expense	25,205	16,895	46,371	33,375

Income before income tax expense	15,750	12,655	27,319	23,715
Income tax expense	5,517	4,429	8,945	8,300

Net income	$10,233	$8,226	$18,374	$15,415

Basic earnings per share (1)	$0.38	$0.35	$0.69	$0.71
Diluted earnings per share (1)	0.37	0.34	0.66	0.69

(1)	Earnings per share amounts have been adjusted to give effect to the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$10,233	$8,226	$18,374	$15,415

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period (1)	4,101	(5,976)	13,222	(7,069)
Income tax effect (1)	(1,435)	2,092	(4,628)	2,475
Less: reclassification adjustment for gains on securities included in net income	(359)	0	(3,191)	0
Income tax effect	125	0	1,117	0

Net unrealized gains (losses)	2,432	(3,884)	6,520	(4,594)
Unrealized losses on cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(1,621)	0	(957)	0
Income tax effect	567	0	335	0

Net unrealized losses	(1,054)	0	(622)	0
Other comprehensive income (loss), net of tax	1,378	(3,884)	5,898	(4,594)

Comprehensive income	$11,611	$4,342	$24,272	$10,821

(1)	Includes immaterial gains or losses on foreign currency items for the three and six months ended June 30, 2014.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

(amounts in thousands, except share data)

	For the six months ended June 30, 2014
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balance, January 1, 2014	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income				18,374			18,374
Other comprehensive income					5,898		5,898
Stock dividend	2,429,375	2,429	43,364	(45,801)			(8)
Share-based compensation expense			2,034				2,034
Issuance of common stock under share-based compensation arrangements	75,834	77	742				819

Balance, June 30, 2014	26,729,360	$27,262	$353,371	$43,581	$(2,220)	$(8,254)	$413,740

	For the six months ended June 30, 2013
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balance, January 1, 2013	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Net income				15,415			15,415
Other comprehensive loss					(4,594)		(4,594)
Share-based-compensation expense			1,535				1,535
Public offering of common stock, net of costs of $5,811	6,179,104	6,179	91,511				97,690
Issuance of common stock under share-based-compensation arrangements	23,413	24	228				252

Balance, June 30, 2013	24,662,019	$24,710	$305,364	$53,729	$(3,530)	$(500)	$379,773

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$18,374	$15,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable	7,253	1,998
Loss contingency	0	2,000
Provision for depreciation and amortization	1,807	1,279
Share-based compensation	2,034	1,535
Deferred taxes	2,216	1
Net amortization of investment securities premiums and discounts	370	228
Gain on sale of investment securities	(3,191)	0
Gain on sale of loans	(2,424)	(408)
Origination of loans held for sale	(6,893,530)	(12,445,164)
Proceeds from the sale of loans held for sale	6,581,581	12,467,413
Increase in FDIC loss sharing receivable	(1,972)	(1,093)
Amortization (accretion) of fair value discounts	(203)	(273)
Net loss on sales of other real estate owned	555	180
Valuation and other adjustments to other real estate owned	442	13
Earnings on investment in bank-owned life insurance	(1,670)	(1,043)
Increase in accrued interest receivable and other assets	(5,048)	(3,492)
Increase (decrease) in accrued interest payable and other liabilities	7,303	(1,913)

Net Cash (Used In) Provided by Operating Activities	(286,103)	36,676
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	22,055	9,252
Proceeds from sales of investment securities available for sale	213,249	0
Purchases of investment securities available for sale	(149,940)	(69,770)
Net increase in loans	(897,928)	(377,601)
Purchase of loan portfolios	(294,615)	(155,306)
Proceeds from sales of SBA loans	5,967	3,900
Purchases of bank-owned life insurance	(465)	(10,465)
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(32,044)	(3,025)
Reimbursements from the FDIC on loss sharing agreements	1,477	3,128
Purchases of bank premises and equipment	(644)	(1,344)
Proceeds from sales of other real estate owned	5,281	2,599

Net Cash Used In Investing Activities	(1,127,607)	(598,632)
Cash Flows from Financing Activities
Net increase in deposits	730,954	334,935
Net increase in short-term borrowed funds	382,000	99,000
Proceeds from long-term FHLB borrowings	200,000	50,000
Net proceeds from issuance of long-term debt	133,222	0
Net proceeds from stock offering	0	97,690

Net Cash Provided by Financing Activities	1,446,176	581,625

Net Increase in Cash and Cash Equivalents	32,466	19,669
Cash and Cash Equivalents – Beginning	233,068	186,016

Cash and Cash Equivalents – Ending	$265,534	$205,685

Supplementary Cash Flows Information
Interest paid	$15,084	$10,955
Income taxes paid	11,038	5,574
Non-cash items:
Transfer of loans to other real estate owned	$6,898	$5,424
Issuance of common stock under share-based compensation arrangements	819	252

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited consolidated financial statements of Customers Bancorp, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2013 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2013 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents; Restrictions on Cash and Amounts due from Banks; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Goodwill; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable; Bank Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Comprehensive Income; Earnings per Share; Segment Information; and Accounting Changes. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Customers Bancorp’s significant accounting policies that were updated during the six months ended June 30, 2014 to address new or evolving activities and recently issued accounting standards and updates that were issued or effective during 2014.

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

As required by ASC 815, Customers Bancorp records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Bancorp may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Recently Issued Accounting Standards

In June 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-12, Compensation—Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing. The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In May 2014, the FASB issued ASU2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2016. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

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

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force. The guidance in this ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU was effective in first quarter 2014. This ASU has not had a significant impact on the Bancorp’s financial condition or results of operation.

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)

The following tables present the changes in accumulated other comprehensive income by component for the three months and six months ended June 30, 2014 and 2013.

	For the three months ended June 30, 2014
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Total
Beginning balance - April 1, 2014	$(4,030)	$432	$(3,598)

Other comprehensive income (loss) before reclassifications	2,666	(1,054)	1,612
Amounts reclassified from accumulated other comprehensive loss to net income (2)	(234)	0	(234)

Net current-period other comprehensive income (loss)	2,432	(1,054)	1,378

Ending balance - June 30, 2014	$(1,598)	$(622)	$(2,220)

	For the six months ended June 30, 2014
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities	Unrealized Losses on Cash Flow Hedges	Total
Beginning balance - January 1, 2014	$(8,118)	$0	$(8,118)

Other comprehensive income (loss) before reclassifications	8,594	(622)	7,972
Amounts reclassified from accumulated other comprehensive loss to net income (2)	(2,074)	0	(2,074)

Net current-period other comprehensive income (loss)	6,520	(622)	5,898

Ending balance - June 30, 2014	$(1,598)	$(622)	$(2,220)

For the three months ended June 30, 2013
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities (3)
Beginning balance - April 1, 2013	$354

Other comprehensive loss before reclassifications	(3,884)
Amounts reclassified from accumulated other comprehensive loss to net income	0

Net current-period other comprehensive (loss)	(3,884)

Ending balance – June 30, 2013	$(3,530)

For the six months ended June 30, 2013
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities (3)
Beginning balance - January 1, 2013	$1,064

Other comprehensive loss before reclassifications	(4,594)
Amounts reclassified from accumulated other comprehensive loss to net income	0

Net current-period other comprehensive (loss) income	(4,594)

Ending balance – June 30, 2013	$(3,530)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.
(2)	Reclassification amounts are reported as gain on sale of investment securities on the Consolidated Statements of Income.
(3)	Prior to first quarter 2014, all amounts deferred in accumulated other comprehensive income/(loss) were related to available-for-sale securities.

NOTE 5 — EARNINGS PER SHARE

The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented. Share and per share amounts have been adjusted to give effect to the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(dollars in thousands, except per share data)
Net income available to common shareholders	$10,233	$8,226	$18,374	$15,415

Weighted-average number of common shares outstanding - basic	26,724,499	23,393,557	26,705,620	21,864,419
Share-based compensation plans	997,012	438,052	924,398	376,221
Warrants	260,893	208,468	251,796	190,007

Weighted-average number of common shares - diluted	27,982,404	24,040,077	27,881,814	22,430,647

Basic earnings per share	$0.38	$0.35	$0.69	$0.71
Diluted earnings per share	$0.37	$0.34	$0.66	$0.69

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Share-based compensation awards and warrants have been adjusted to give effect to the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive securities:
Share-based compensation awards	118,386	61,117	86,786	89,729
Warrants	118,745	130,620	118,745	130,620

Total anti-dilutive securities	237,131	191,737	205,531	220,349

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of June 30, 2014 and December 31, 2013 are summarized in the tables below:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$404,445	$2,181	$(5,015)	$401,611
Equity securities (2)	23,074	377	(1)	23,450

	$427,519	$2,558	$(5,016)	$425,061

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$461,988	$207	$(10,659)	$451,536
Corporate notes	25,000	344	(21)	25,323
Equity securities(2)	23,074	0	(2,360)	20,714

	$510,062	$551	$(13,040)	$497,573

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(amounts in thousands)

Proceeds from sale of available-for-sale securities	$25,359	$0	$213,249	$0

Gross gains	$359	$0	$3,191	$0
Gross losses	0	0	0	0

Net gains	$359	$0	$3,191	$0

These gains and losses were determined using the specific identification method and were reported as gains on sale of investment securities included in non-interest income.

The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	June 30, 2014
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	404,445	401,611

Total debt securities	$404,445	$401,611

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$59,038	$(613)	$121,905	$(4,402)	$180,943	$(5,015)
Equity securities (2)	0	0	5	(1)	5	(1)

Total	$59,038	$(613)	$121,910	$(4,403)	$180,948	$(5,016)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$425,623	$(10,061)	$5,274	$(598)	430,897	$(10,659)
Corporate notes	4,982	(18)	4,997	(3)	9,979	(21)
Equity securities (2)	20,714	(2,360)	0	0	20,714	(2,360)

Total	$451,319	$(12,439)	$10,271	$(601)	$461,590	$(13,040)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

At June 30, 2014, there were five available-for-sale investment securities in the less-than-twelve-month category and twenty-one available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The Company intends to hold these securities for the foreseeable future, and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired as of June 30, 2014.

At June 30, 2014 and December 31, 2013, Customers Bank had pledged investment securities aggregating $401.2 million and $451.1 million fair value, respectively, as collateral against its borrowings primarily with the FHLB. The FHLB does not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE

The composition of loans held for sale as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
(amounts in thousands)
Mortgage warehouse loans at fair value	$1,053,641	$740,694
Residential mortgage loans at fair value	7,754	6,899

Loans held for sale	$1,061,395	$747,593

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following table presents loans receivable as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
(amounts in thousands)
Construction	$11,544	$14,627
Commercial real estate/multi-family	21,150	24,258
Commercial and industrial	4,039	5,814
Residential real estate	14,600	18,733
Manufactured housing	3,141	3,293

Total loans receivable covered under FDIC loss sharing agreements (1)	54,474	66,725
Construction	51,377	36,901
Commercial real estate/multi-family	2,820,492	1,835,186
Commercial and industrial	299,122	239,509
Mortgage warehouse	9	866
Manufactured housing	133,307	139,471
Residential real estate	283,713	145,188
Consumer	2,015	2,144

Total loans receivable not covered under FDIC loss sharing agreements	3,590,035	2,399,265
Total loans receivable	3,644,509	2,465,990
Deferred (fees) costs, net	(405)	(912)
Allowance for loan losses	(28,186)	(23,998)

Loans receivable, net	$3,615,918	$2,441,080

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Loans

The following tables summarize non-covered loans by class and performance status as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$478	$0	$478	$1,974	$295,073	$1,597	$299,122
Commercial real estate	267	0	267	8,714	2,777,671	33,840	2,820,492
Construction	0	0	0	451	50,419	507	51,377
Residential real estate	597	0	597	834	272,555	9,727	283,713
Consumer	4	0	4	0	1,673	338	2,015
Mortgage warehouse	0	0	0	0	9	0	9
Manufactured housing (5)	6,228	4,208	10,436	727	117,817	4,327	133,307

Total	$7,574	$4,208	$11,782	$12,700	$3,515,217	$50,336	$3,590,035

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$10	$0	$10	$123	$237,453	$1,923	$239,509
Commercial real estate	0	0	0	9,924	1,788,144	37,118	1,835,186
Construction	0	0	0	2,049	33,922	930	36,901
Residential real estate	555	0	555	969	133,158	10,506	145,188
Consumer	0	0	0	0	1,728	416	2,144
Mortgage warehouse	0	0	0	0	866	0	866
Manufactured housing (5)	7,921	3,772	11,693	448	122,416	4,914	139,471

Total	$8,486	$3,772	$12,258	$13,513	$2,317,687	$55,807	$2,399,265

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Loans where next payment due is less than 30 days from the report date.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)	Amounts exclude deferred costs and fees and the allowance for loan losses.
(5)	Manufactured housing loans purchased in 2010 are subject to cash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

Covered Loans

The following tables summarize covered loans by class and performance status as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased - Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$0	$0	$0	$217	$3,304	$518	$4,039
Commercial real estate	0	0	0	628	13,070	7,452	21,150
Construction	0	0	0	2,412	526	8,606	11,544
Residential real estate	3	0	3	1,012	11,770	1,815	14,600
Manufactured housing	53	0	53	83	2,863	142	3,141

Total	$56	$0	$56	$4,352	$31,533	$18,533	$54,474

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$295	$0	$295	$2	$3,172	$2,345	$5,814
Commercial real estate	245	0	245	1,691	13,586	8,736	24,258
Construction	0	0	0	3,382	1,967	9,278	14,627
Residential real estate	90	0	90	564	14,108	3,971	18,733
Manufactured housing	56	0	56	11	3,081	145	3,293

Total	$686	$0	$686	$5,650	$35,914	$24,475	$66,725

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Purchased loans in FDIC assisted transactions with no evidence of credit deterioration since origination.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)	Amounts exclude deferred costs and fees and allowance for loan losses.

Allowance for Loan Losses and FDIC Loss Sharing Receivable

Losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows on the covered loans are recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset is increased reflecting an estimated future collection from the FDIC with a related credit to the provision for loan losses. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bancorp records a reduction in the allowance for loan losses with a related credit to the provision for loan losses accompanied by a reduction in the FDIC receivable and a charge to the provision for loan losses. Increases in expected cash flows of covered loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income.

The following tables present changes in the allowance for loan losses and the FDIC loss sharing receivable for the three and six months ended June 30, 2014 and 2013.

	Allowance for Loan Losses
	For the three months ended June 30,
(amounts in thousands)	2014	2013
Beginning balance	$26,704	$26,439
Provision for loan losses (1)	2,730	4,620
Charge-offs	(1,405)	(3,093)
Recoveries	157	176

Ending balance	$28,186	$28,142

	FDIC Loss Sharing Receivable
	For the three months ended June 30,
(amounts in thousands)	2014	2013
Beginning balance	$8,272	$12,043
(Decreased)/Increased estimated cash flows (2)	(156)	2,504
Other activity, net (a)	983	380
Cash receipts from FDIC	(180)	(758)

Ending balance	$8,919	$14,169

(1) Provision for loan losses	$2,730	$4,620
(2) Effect attributable to FDIC loss share arrangements	156	(2,504)

Net amount reported as provision for loan losses	$2,886	$2,116

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements

	Allowance for Loan Losses
	For the six months ended June 30,
(amounts in thousands)	2014	2013
Beginning balance	$23,998	$25,837
Provision for loan losses (1)	5,631	5,720
Charge-offs	(1,941)	(3,656)
Recoveries	498	241

Ending balance	$28,186	$28,142

	FDIC Loss Sharing Receivable
	For the six months ended June 30,
(amounts in thousands)	2014	2013
Beginning balance	$10,046	$12,343
(Decreased)/Increased estimated cash flows (2)	(1,622)	3,722
Other activity, net (a)	1,972	1,232
Cash receipts from FDIC	(1,477)	(3,128)

Ending balance	$8,919	$14,169

(1) Provision for loan losses	$5,631	$5,720
(2) Effect attributable to FDIC loss share arrangements	1,622	(3,722)

Net amount reported as provision for loan losses	$7,253	$1,998

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements.

Impaired Loans — Covered and Non-Covered

The following tables present the recorded investment (net of charge-offs), unpaid principal balance and related allowance for impaired loans as of June 30, 2014 and December 31, 2013 and the average recorded investment and interest income recognized for the three and six months ended June 30, 2014 and 2013. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	June 30, 2014			For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$14,988	$15,406	$—	$12,949	$57	$12,998	$66
Commercial real estate	17,640	18,491	—	18,761	45	17,306	103
Construction	2,325	3,594	—	2,325	—	2,476	—
Consumer	83	83	—	44	—	29	—
Residential real estate	1,934	1,934	—	1,943	—	2,239	6
With an allowance recorded:
Commercial and industrial	1,655	1,655	915	1,246	7	1,653	12
Commercial real estate	2,913	2,913	812	2,676	—	2,537	1
Construction	1,553	1,553	671	1,561	—	1,418	—
Consumer	53	53	5	59	1	60	2
Residential real estate	248	248	175	249	1	250	2

Total	$43,392	$45,930	$2,578	$41,813	$111	$40,966	$192

	December 31, 2013			For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$13,097	$13,159	$—	$6,068	$92	$5,249	$118
Commercial real estate	14,397	15,249	—	27,251	206	24,277	337
Construction	2,777	4,046	—	6,214	10	7,075	10
Consumer	—	—	—	89	—	100	—
Residential real estate	2,831	2,831	—	2,168	6	2,436	10
With an allowance recorded:
Commercial and industrial	2,469	3,739	829	1,419	32	886	63
Commercial real estate	2,261	3,167	946	5,838	19	8,095	34
Construction	1,132	1,132	351	5,238	—	6,172	—
Consumer	64	64	17	50	—	45	—
Residential real estate	252	252	199	1,023	1	1,035	2

Total	$39,280	$43,639	$2,342	$55,358	$366	$55,370	$574

Troubled Debt Restructurings

At June 30, 2014 and 2013, there were $5.3 million and $9.2 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bancorp requires sustained performance for nine months before returning a TDR to accrual status.

Modification of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2014 and 2013. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
(amounts in thousands)
Three months ended June 30, 2014
Extended under forbearance	$167	$0	$167
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	176	176

Total	$167	$176	$343

Six months ended June 30, 2014
Extended under forbearance	$167	$0	$167
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	247	303	550

Total	$414	$303	$717

Three months ended June 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	93	910	1,003

Total	$93	$910	$1,003

Six months ended June 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	93	1,167	1,260

Total	$93	$1,167	$1,260

The following table provides, by class, the number of loans modified in troubled debt restructurings and the recorded investments and unpaid principal balances during the three and six months ended June 30, 2014 and 2013.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Three months ended June 30, 2014
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	3	176
Residential real estate	0	0	0	0
Consumer	4	167	0	0

Total	4	$167	3	$176

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Six months ended June 30, 2014
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	1	47	5	303
Residential real estate	3	200	0	0
Consumer	4	167	0	0

Total	8	$414	5	$303

Three months ended June 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	2	60	7	910
Residential real estate	0	0	0	0
Consumer	1	33	0	0

Total	3	$93	7	$910

Six months ended June 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	2	60	10	1,167
Residential real estate	0	0	0	0
Consumer	1	33	0	0

Total	3	$93	10	$1,167

At June 30, 2014 and 2013, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

For the three and six months ended June 30, 2014 and 2013, the recorded investment of loans determined to be TDRs was $0.3 million, $0.7 million, $1.0 million and $1.2 million, respectively, both before and after restructuring. During the three month period ended June 30, 2014, three TDR loans defaulted with a recorded investment of $0.2 million. During the six month period ended June 30, 2014, six TDR loans defaulted with a recorded investment of $0.5 million. There were no TDRs that defaulted in the three and six month periods ended June 30, 2013.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during the three and six months ended June 30, 2014 and 2013.

Credit Quality Indicators

Commercial and industrial, commercial real estate, residential real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan and are not assigned internal risk ratings.

To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction, and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans.

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

The following tables present the credit ratings of the non-covered loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$283,044	$2,793,438	$50,899	$281,713
Special Mention	13,750	14,838	27	467
Substandard	2,328	12,216	451	1,533

Total loans receivable, non-covered	$299,122	$2,820,492	$51,377	$283,713

	Consumer	Mortgage Warehouse	Manufactured Housing
(amounts in thousands)
Performing	$2,015	$9	$122,144
Nonperforming (1)	0	0	11,163

Total loans receivable, non-covered	$2,015	$9	$133,307

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$228,748	$1,808,804	$34,822	$142,588
Special Mention	10,314	12,760	29	940
Substandard	447	13,622	2,050	1,660

Total loans receivable, non-covered	$239,509	$1,835,186	$36,901	$145,188

	Consumer	Mortgage Warehouse	Manufactured Housing
(amounts in thousands)
Performing	$2,144	$866	$127,330
Nonperforming (1)	0	0	12,141

Total loans receivable, non-covered	$2,144	$866	$139,471

(1)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

The following tables present the credit ratings of the covered loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$3,700	$13,325	$526	$12,194
Special Mention	0	3,159	0	0
Substandard	339	4,666	11,018	2,406

Total loans receivable, covered	$4,039	$21,150	$11,544	$14,600

Manufactured Housing
(amounts in thousands)
Performing	$3,005
Nonperforming (1)	136

Total loans receivable, covered	$3,141

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$3,688	$14,330	$1,967	$14,137
Special Mention	223	2,989	0	455
Substandard	1,903	6,939	12,660	4,141

Total loans receivable, covered	$5,814	$24,258	$14,627	$18,733

Manufactured Housing
(amounts in thousands)
Performing	$3,226
Nonperforming (1)	67

Total loans receivable, covered	$3,293

(1)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Allowance for loan losses

The changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
(amounts in thousands)
Three months ended June 30, 2014
Beginning Balance, April 1, 2014	$2,443	$18,852	$2,342	$2,307	$593	$127	$40	$0	$26,704
Charge-offs	(445)	(912)	0	(15)	0	(33)	0	0	(1,405)
Recoveries	135	1	3	18	0	0	0	0	157
Provision for loan losses	1,060	2,148	(158)	(282)	(192)	44	110	0	2,730

Ending Balance, June 30, 2014	$3,193	$20,089	$2,187	$2,028	$401	$138	$150	$0	$28,186

Six months ended June 30, 2014
Beginning Balance, January 1, 2014	$2,638	$15,705	$2,385	$2,490	$614	$130	$36	$0	$23,998
Charge-offs	(445)	(1,160)	0	(303)	0	(33)	0	0	(1,941)
Recoveries	225	26	3	242	0	2	0	0	498
Provision for loan losses	775	5,518	(201)	(401)	(213)	39	114	0	5,631

Ending Balance, June 30, 2014	$3,193	$20,089	$2,187	$2,028	$401	$138	$150	$0	$28,186

At June 30, 2014
Loans:
Individually evaluated for impairment	$16,643	$20,553	$3,878	$2,182	$0	$136	$0	$0	$43,392
Collectively evaluated for impairment	284,403	2,779,797	49,930	284,589	131,979	1,541	9	0	3,532,248
Loans acquired with credit deterioration	2,115	41,292	9,113	11,542	4,469	338	0	0	68,869

Total loans receivable, excluding deferred fees and costs	$303,161	$2,841,642	$62,921	$298,313	$136,448	$2,015	$9	0	$3,644,509

Allowance for loan losses:
Individually evaluated for impairment	$915	$812	$671	$175	$0	$5	$0	$0	$2,578
Collectively evaluated for impairment	2,017	14,270	390	861	86	32	150	0	17,806
Loans acquired with credit deterioration	261	5,007	1,126	992	315	101	0	0	7,802

Total Allowance for loan losses	$3,193	$20,089	$2,187	$2,028	$401	$138	$150	$0	$28,186

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
(amounts in thousands)
Three months ended June 30, 2013
Beginning Balance, April 1, 2013	$1,990	$15,223	$4,279	$3,248	$846	$141	$54	$658	$26,439
Charge-offs	(76)	(1,481)	(1,471)	(65)	0	0	0	0	(3,093)
Recoveries	154	8	0	10	0	4	0	0	176
Provision for loan losses	417	2,935	1,509	359	(168)	(39)	2	(395)	4,620

Ending Balance, June 30, 2013	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142

Six months ended June 30, 2013
Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	(96)	(1,891)	(1,471)	(198)	0	0	0	0	(3,656)
Recoveries	165	60	0	7	0	9	0	0	241
Provision for loan losses	939	3,077	1,797	510	(72)	(57)	(15)	(459)	5,720

Ending Balance, June 30, 2013	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142

At June 30, 2013
Loans:
Individually evaluated for impairment	$10,147	$33,344	$10,970	$2,901	$0	$77	$0	$0	$57,439
Collectively evaluated for impairment	180,933	1,200,004	31,695	121,973	143,925	1,228	7,560	0	1,687,318
Loans acquired with credit deterioration	5,159	58,034	16,563	15,121	5,507	503	0	0	100,887

Total loans receivable, excluding deferred fees and costs	$196,239	$1,291,382	$59,228	$139,995	$149,432	$1,808	$7,560	$0	$1,845,644

Allowance for loan losses:
Individually evaluated for impairment	$602	$1,818	$1,533	$327	$0	$0	$0	$0	$4,280
Collectively evaluated for impairment	1,477	9,402	279	1,022	76	48	56	263	12,623
Loans acquired with credit deterioration	406	5,465	2,505	2,203	602	58	0	0	11,239

Total Allowance for loan losses	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At June 30, 2014 and 2013, funds available for reimbursement, if necessary, were $3.2 million and $2.7 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The changes in accretable yield related to purchased-credit-impaired loans for the three and six months ended June 30, 2014 and 2013 were as follows:

For the three months ended June 30,	2014	2013
(amounts in thousands)
Accretable yield balance, beginning of period	$20,619	$29,665
Accretion to interest income	(543)	(1,601)
Reclassification from nonaccretable difference and disposals, net	(385)	(415)

Accretable yield balance, end of period	$19,691	$27,649

For the six months ended June 30,	2014	2013
(amounts in thousands)
Accretable yield balance, beginning of period	$22,557	$32,174
Accretion to interest income	(1,623)	(3,672)
Reclassification from nonaccretable difference and disposals, net	(1,243)	(853)

Accretable yield balance, end of period	$19,691	$27,649

NOTE 9 — BORROWINGS

On June 26, 2014, Customers Bancorp, Inc. closed a private placement transaction in which it issued $25 million of 4.625% senior notes due 2019, and Customers Bank closed a private placement transaction in which it issued $110 million of fixed-to-floating-rate subordinated notes due 2029. The aggregate net proceeds from the sale of the notes totaled $133.2 million.

The senior notes bear interest at a rate of 4.625%, and interest will be paid semi-annually in arrears in June and December. The subordinated notes will bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest will be paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. Customers Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100 percent of the principal balance at certain times on or after June 26, 2024.

The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

During second quarter 2014, Customers Bank borrowed $200 million of long-term FHLB advances. On May 13, 2014, $100 million was issued at a fixed rate of 1.04% with a maturity on May 15, 2017. On May 20, 2014, there were two additional issuances of $50 million, at fixed rates of 0.54 % and 1.44%, maturing on May 20, 2016 and May 21, 2018, respectively.

NOTE 10 — SHARE-BASED COMPENSATION

The following information includes the effects of changes in stock options and exercise prices and restricted stock units resulting from the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

Stock Options

During the six months ended June 30, 2014, options to purchase an aggregate of 114,978 shares of voting common stock were granted to certain officers and team members. The options are subject to five-year cliff vesting. The fair values of the options were estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of the options granted.

June 30, 2014
Weighted-average risk-free interest rate	2.20%
Expected dividend yield	0.00%
Weighted-average expected volatility	17.55%
Weighted-average expected life (in years)	7.00
Weighted-average fair value of each option granted	$4.45

The following table summarizes stock option activity for the six months ended June 30, 2014.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(dollars in thousands, except Weighted-average exercise price)
Outstanding at January 1, 2014	3,057,435	$12.42
Granted	114,978	17.71
Forfeited	(7,696)	17.69

Outstanding at June 30, 2014	3,164,717	$12.60	7.70	$23,478

Exercisable at June 30, 2014	13,683	$16.67	3.04	$71

Also during the six months ended June 30, 2014, 157,459 restricted stock units were granted to certain officers and team members. Of the aggregate restricted stock units, 52,537 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remainders are subject to three-year cliff vesting. The following table summarizes restricted stock activity for the six months ended June 30, 2014.

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at January 1, 2014	674,810	$11.81
Granted	157,459	17.65
Vested	(37,857)	10.91
Forfeited	(2,901)	11.45

Outstanding and unvested at June 30, 2014	791,511	$13.01

Total share-based compensation expense for the six months ended June 30, 2014 and 2013 was $2.0 million and $1.5 million, respectively.

Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. In January 2014, Customers Bancorp issued 28,095 shares of voting common stock with a fair value of $0.5 million to the directors as compensation for their services during 2013. During the six months ended June 30, 2014, Customers Bancorp issued 16,885 shares of voting common stock with a fair value of $0.3 million to directors as compensation for their services during the first six months of 2014. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

NOTE 11 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At June 30, 2014 and December 31, 2013, the Bank and Bancorp met all capital adequacy requirements to which they were subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$548,583	12.82%	$342,299	8.0%	N/A	N/A
Customers Bank	$572,550	13.47%	$339,919	8.0%	$424,899	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$410,397	9.59%	$171,149	4.0%	N/A	N/A
Customers Bank	$434,364	10.22%	$169,960	4.0%	$254,939	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$410,397	7.82%	$209,853	4.0%	N/A	N/A
Customers Bank	$434,364	8.33%	$208,696	4.0%	$260,870	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%

NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In accordance with ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bancorp’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments as of June 30, 2014 and December 31, 2013:

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

The carrying amount of FHLB, Federal Reserve Bank, and other restricted stock approximates fair value, and considers the limited marketability of such securities. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Loans held for sale - Mortgage warehouse loans:

The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 17 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Loans receivable, net of allowance for loan losses:

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

Deposit liabilities:

The fair values disclosed for deposits (e.g., interest and noninterest checking, passbook savings and money market deposit accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). These liabilities are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Federal funds purchased:

For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value. These liabilities are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Borrowings:

Borrowings consist of long-term and short-term FHLB advances, five-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is included as Level 1. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity. For the newly issued $25 million senior unsecured notes, the carrying value was considered a reasonable estimate of fair value as of second quarter 2014 because the notes were issued in an orderly transaction between willing market participants on June 26, 2014. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on The NASDAQ Stock Market, and their price can be obtained daily. This fair value measurement is classified as Level 1.

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

Off-balance-sheet financial instruments:

Fair values for the Bancorp’s off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These financial instruments are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2014 and December 31, 2013, there were no off-balance-sheet financial instruments in excess of their contract value.

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

The estimated fair values of the Bancorp’s financial instruments were as follows at June 30, 2014 and December 31, 2013.

			Fair Value Measurements at June 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$265,534	$265,534	$265,534	$0	$0
Investment securities, available for sale	425,061	425,061	23,450	401,611	0
Loans held for sale	1,061,395	1,061,395	0	1,061,395	0
Loans receivable, net of allowance for loan losses	3,615,918	3,642,418	0	0	3,642,418
FHLB, Federal Reserve Bank and other restricted stock	75,558	75,558	0	75,558	0
Accrued interest receivable	11,613	11,613	0	11,613	0
FDIC loss sharing receivable	8,919	8,919	0	0	8,919
Derivatives	6,097	6,097	0	6,043	54
Liabilities:
Deposits	$3,690,894	$3,656,978	$555,936	$3,101,042	$0
FHLB advances	1,301,500	1,303,876	991,500	312,376	0
Other borrowings	88,250	90,780	65,780	25,000	0
Subordinated debt	112,000	111,987	0	111,987	0
Derivatives	7,189	7,189	0	7,189	0
Accrued interest payable	1,836	1,836	0	1,836	0

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$233,068	$233,068	$233,068	$0	$0
Investment securities, available for sale	497,573	497,573	20,714	476,859	0
Loans held for sale	747,593	747,593	0	747,593	0
Loans receivable, net of allowance for loan losses	2,441,080	2,444,900	0	0	2,444,900
FHLB, Federal Reserve Bank and other stock	43,514	43,514	0	43,514	0
Accrued interest receivable	8,362	8,362	0	8,362	0
FDIC loss sharing receivable	10,046	10,046	0	0	10,046
Derivatives	3,763	3,763	0	3,523	240
Liabilities:
Deposits	$2,959,922	$2,919,935	$478,103	$2,441,832	$0
Federal funds purchased	13,000	13,000	13,000	0	0
FHLB advances	706,500	708,025	596,500	111,525	0
Other borrowings	63,250	64,768	64,768	0	0
Subordinated debt	2,000	2,000	0	2,000	0
Derivatives	3,537	3,537	0	3,537	0
Accrued interest payable	1,675	1,675	0	1,675	0

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$401,611	$0	$401,611
Equity securities	23,450	0	0	23,450
Derivatives (1)	0	6,043	54	6,097
Loans held for sale – fair value option	0	1,061,395	0	1,061,395

Total assets - recurring fair value measurements	$23,450	$1,469,049	$54	$1,492,553

Liabilities
Derivatives (2)	$0	$7,189	$0	$7,189

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,578	$0	$0	$3,844	$3,844
Other real estate owned	0	0	793	793

Total assets - nonrecurring fair value measurements	$0	$0	$4,637	$4,637

	December 31, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
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
(amounts in thousands)
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,342	$0	$0	$3,836	$3,836
Other real estate owned	0	0	335	335

Total assets - nonrecurring fair value measurements	$0	$0	$4,171	$4,171

(1)	Included in Other Assets
(2)	Included in Other Liabilities

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 are summarized as follows.

Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at April 1, 2014	$103
Issuances	54
Settlements	(103)

Balance at June 30, 2014	$54

Loans Held for Sale (1)
(amounts in thousands)
Balance at April 1, 2013	$3,173
Recoveries	(1,463)
Sales	(1,013)
Transfer from loans held for sale to other assets (1)	(697)

Balance at June 30, 2013	$0

Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1, 2014	$240
Issuances	157
Settlements	(343)

Balance at June 30, 2014	$54

Loans Held for Sale (1)
(amounts in thousands)
Balance at January 1, 2013	$0
Transfer from Level 2 to Level 3 (1)	3,173
Recoveries	(1,463)
Sales	(1,013)
Transfer from loans held for sale to other assets (1)	(697)

Balance at June 30, 2013	$0

(1)	The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers. There were no transfers between levels during the first six months of 2014. During first quarter 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management transferred these loans and the related loss contingency from Level 2 to Level 3. During second quarter 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was determined that these assets no longer met the definition of a loan, and since the Bank is pursuing restitution through the involved parties, the Bank determined this to be a receivable. As a result, the remaining aggregate $2.7 million of loans and the related $2.0 million reserve were transferred to other assets.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2014 and December 31, 2013 on a recurring and nonrecurring basis for which the Bancorp utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$3,844	Collateral appraisal (1)	Liquidation expenses (2)	-8%
Other real estate owned	$793	Collateral appraisal (1)	Liquidation expenses (2)	-8%
Residential mortgage loan commitments	$54	Adjusted market bid	Pull-through rate	75%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$3,836	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	$335	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Residential mortgage loan commitments	$240	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

NOTE 13 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objectives of Using Derivatives

Customers Bancorp is exposed to certain risks arising from both its business operations and economic conditions. Customers Bancorp manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers Bancorp enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Customers Bancorp’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers Bancorp’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed-rate borrowings. Customers Bancorp also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage the Bank’s interest-rate risk in assets or liabilities. The Bank manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.

Cash Flow Hedges of Interest Rate Risk

Customers Bancorp’s objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Bancorp primarily uses interest rate swaps as part of its interest-rate-risk management strategy. Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bancorp making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, Customers Bancorp did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Bancorp’s variable-rate debt. The Bancorp does not expect to reclassify any amounts from accumulated other comprehensive income to interest expense during the next 12 months as Customers Bancorp’s derivatives are effective after April 2016.

Customers Bancorp is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

At June 30, 2014, Customers Bancorp had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk.

Derivatives Not Designated as Hedging Instruments

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating rate loan to a fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At June 30, 2014, the Bancorp had 42 interest rate swaps with an aggregate notional amount of $251.1 million related to this program. At December 31, 2013, the Bancorp had 28 interest rate swaps with an aggregate notional amount of $150.3 million related to this program.

The Bank enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At June 30, 2014 and December 31, 2013, the Bank had an outstanding notional balance of residential mortgage loan commitments of $7.6 million and $7.1 million, respectively.

During first quarter 2014, the Bank purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At June 30, 2014, the Bank had an outstanding notional balance of credit derivatives of $13.4 million.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$0	Other liabilities	$957

Total		$0		$957

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,910	Other liabilities	$6,232
Credit contracts	Other assets	133	Other liabilities	0
Residential mortgage loan commitments	Other assets	54	Other liabilities	0

Total		$6,097		$6,232

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,523	Other liabilities	$3,537
Residential mortgage loan commitments	Other assets	240	Other liabilities	0

Total		$3,763		$3,537

Effect of Derivative Instruments on Comprehensive Income

The following tables present the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(250)
Credit contracts	Other non-interest income	14
Residential mortgage loan commitments	Mortgage loan and banking income	(49)

Total		$(285)

	Three Months Ended June 30, 2013
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$155

	Six Months Ended June 30, 2014
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(309)
Credit contracts	Other non-interest income	(135)
Residential mortgage loan commitments	Mortgage loan and banking income	(186)

Total		$(630)

	Six Months Ended June 30, 2013
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$198

Three Months Ended June 30, 2014
		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives (Effective Portion) (1)	Income (Effective Portion)	Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(1,054)	Interest expense	$0

Six Months Ended June 30, 2014
		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives (Effective Portion) (1)	Income (Effective Portion)	Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(622)	Interest expense	$0

(1)	Net of taxes

Credit-risk-related Contingent Features

By entering into derivative contracts, the Bank is exposed to credit risk. The credit risk associated with derivatives executed with Bank customers is the same as that involved in extending the related loans and is subject to the same standard credit policies. To mitigate the credit-risk exposure to major derivative dealer counterparties, the Bancorp only enters into agreements with those counterparties that maintain credit ratings of high quality.

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of June 30, 2014, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $7.3 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, and at June 30, 2014 had posted $7.4 million as collateral. The Bancorp records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

Offsetting of Financial Assets and Derivative Assets

At June 30, 2014

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Assets Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$53	$0	$53	$53	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities

At June 30, 2014

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Liabilities Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$7,141	$0	$7,141	$53	$7,088	$0

Offsetting of Financial Assets and Derivative Assets

At December 31, 2013

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Assets Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$392	$0	$392	$392	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities

At December 31, 2013

		Gross Amounts	Net Amounts of	Gross Amounts not Offset in the
		Offset in the	Liabilities Presented	Consolidated Balance Sheet
	Gross Amount of	Consolidated	in the Consolidated	Financial	Cash Collateral
	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$3,191	$0	$3,191	$392	$2,799	$0

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

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three and six months ended June 30, 2014. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2013 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended June 30, 2014.

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

Second Quarter Events of Note

Following a successful 2013 and first quarter of 2014, Customers Bancorp continued its strong performance through second quarter 2014. Most notably, total assets were $5.6 billion as of June 30, 2014, an increase of $0.6 billion from March 31, 2014 and $1.5 billion from December 31, 2013. During second quarter 2014, the Bancorp achieved significant organic loan growth in its multi-family loans (up $246 million) and commercial real estate and commercial and industrial loans (up $157 million). Loans held for sale grew $364 million during second quarter 2014 driven by increased lending to mortgage companies as home sales and refinancing activity rebounded nationally. Asset quality remained high and capital ratios exceeded levels established for “well-capitalized” banks. During second quarter 2014, the Bank issued $110 million in fixed-to-floating rate subordinated debt, which increased the Tier 2 capital for the Bank and the Bancorp, and the Bancorp issued $25 million in senior unsecured debt. Financial results for second quarter 2014 included strong earnings of $10.2 million, a record high, or $0.37 per diluted share. Customers Bancorp also declared a 10 percent stock dividend on May 15, 2014 which was issued on June 30, 2014. Amounts reported in common stock, additional paid in capital and retained earnings as of June 30, 2014, as well as all per share amounts in this Form 10-Q for the quarterly period ended June 30, 2014, have been adjusted to give effect to this stock dividend.

Results of Operations

Second Quarter 2014 Compared to Second Quarter 2013

Net income available to common shareholders increased $2.0 million (24.4%) to $10.2 million for the three months ended June 30, 2014, compared to $8.2 million for the three months ended June 30, 2013. The increased net income resulted from increased net interest income of $10.8 million and increased non-interest income of $1.4 million, partially offset by increased non-interest expense of $8.3 million, increased income tax expense of $1.1 million, and increased provision for loan losses of $0.8 million.

Net interest income increased $10.8 million (41.4%) for the three months ended June 30, 2014 to $36.9 million, compared to $26.1 million for the three months ended June 30, 2013. This increase resulted principally from an increase in average loan balances of $1.8 billion, offset in part by a 33 basis point decrease in average yields on interest earning assets to 3.60% net of a 5 basis point decrease in the cost of funding. The reduced yields are primarily driven by a decrease in market interest rates on loans, payoffs on maturing higher yielding loans, and growth of multi-family loans, which have high credit quality but yield less than the average yield on the current loan portfolio.

The provision for loan losses increased by $0.8 million to $2.9 million for the three months ended June 30, 2014, compared to $2.1 million for the same period in 2013. The increase in the provision for loan losses during second quarter 2014 was primarily driven by growth in the portfolio of loans held for investment and reduced estimated benefits from the FDIC loss sharing receivable.

Non-interest income increased $1.4 million during the three months ended June 30, 2014 to $6.9 million, compared to $5.6 million for the three months ended June 30, 2013. The increase in 2014 was attributable to mortgage loan and banking income, which includes a gain realized from the sale of loans acquired from Flagstar Bank (up $1.6 million), management advisory fees earned in conjunction with an equity investment in a foreign entity (up $0.5 million), gains realized from sales of investment securities (up $0.4 million), increased income from bank owned life insurance (up $0.3 million), and increased gains realized from sales of SBA loans (up $0.2 million), offset in part by decreased mortgage warehouse transactional fees (down $1.7 million).

Non-interest expense increased $8.3 million during the three months ended June 30, 2014 to $25.2 million, compared to $16.9 million during the three months ended June 30, 2013. Expenses increased in 2014 principally for salaries and employee benefits as staffing levels grew to support the growing business (up $3.1 million), assessment for FDIC insurance and other regulatory fees as the bank grew and other costs were incurred (up $2.0 million), professional services for loan workout, litigation, and development of materials to respond to increased regulatory inquiries triggered by increasing levels of growth and complexity (up $1.0 million), technology, communication and bank operations to further support and build infrastructure (up $0.6 million), occupancy as the business expansion into new markets and increased activity in existing markets required additional facilities (up $0.5 million), and increased expenses associated with other real estate owned (up $0.4 million).

Income tax expense increased $1.1 million in the three months ended June 30, 2014 to $5.5 million compared to $4.4 million in the same period of 2013. The increase in the income tax expense was primarily due to an increase of $3.1 million in net income before taxes over the same period in 2013.

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings. The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$211,438	$133	0.25%	$178,628	$114	0.25%
Investment securities, taxable (A)	448,059	2,543	2.27%	181,557	1,082	2.38%
Loans held for sale	777,000	6,715	3.47%	1,158,974	11,157	3.86%
Loans, taxable (B)	3,520,211	35,042	3.99%	1,696,979	19,099	4.51%
Loans, non-taxable (B)	24,653	178	2.90%	14,525	97	2.68%
Less: Allowance for loan losses	(27,452)			(26,533)
Other interest-earning assets	64,063	481	3.01%	29,523	124	1.69%

Total interest earning assets	5,017,972	45,092	3.60%	3,233,653	31,673	3.93%

Non-interest earning assets	230,017			144,794

Total assets	$5,247,989			$3,378,447

Liabilities
Interest checking	$59,619	76	0.51%	$44,094	47	0.42%
Money market	1,641,332	2,517	0.62%	1,056,802	1,857	0.70%
Other savings	45,289	50	0.44%	29,621	36	0.49%
Certificates of deposit	1,319,357	3,084	0.94%	1,278,898	3,196	1.00%

Total interest bearing deposits	3,065,597	5,727	0.75%	2,409,415	5,136	0.86%
Borrowings	1,171,766	2,435	0.83%	357,780	421	0.47%

Total interest-bearing liabilities	4,237,363	8,162	0.77%	2,767,195	5,557	0.81%

Non-interest-bearing deposits	585,370			269,618

Total deposits & borrowings	4,822,733		0.68%	3,036,813		0.73%
Other non-interest bearing liabilities	16,622			15,266

Total liabilities	4,839,355			3,052,079
Shareholders’ Equity	408,634			326,368

Total liabilities and shareholders’ equity	$5,247,989			$3,378,447

Net interest earnings		36,930			26,116
Tax equivalent adjustment (C)		96			52

Net interest earnings		$37,026			$26,168

Interest spread			2.92%			3.19%

Net interest margin			2.95%			3.24%

Net interest margin tax equivalent (C)			2.96%			3.25%

(A)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax-equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Three Months Ended June 30,
	2014 vs. 2013
	Increase (decrease) due to change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$(1)	$20	$19
Investment securities	(53)	1,514	1,461
Loans held for sale	(1,052)	(3,390)	(4,442)
Loans, taxable	(2,437)	18,380	15,943
Loans, non-taxable	9	72	81
Other interest-earning assets	143	214	357

Total interest income	(3,391)	16,810	13,419

Interest expense:
Interest checking	11	18	29
Money market deposit accounts	(260)	920	660
Savings	(4)	18	14
Certificates of deposit	(211)	99	(112)

Total interest bearing deposits	(464)	1,055	591
Borrowings	507	1,507	2,014

Total interest expense	43	2,562	2,605

Net interest income	$(3,434)	$14,248	$10,814

Net interest income for the three months ended June 30, 2014 was $36.9 million, an increase of $10.8 million, or 41.4%, when compared to net interest income of $26.1 million for the three months ended June 30, 2013. This net increase was primarily the result of an increase of $1.8 billion in average interest-earning assets, offset by a decrease of 33 basis points in the average yield on interest-earning assets. Although average interest-bearing liabilities for the three months ended June 30, 2014 increased by $1.5 billion when compared to average interest-bearing liabilities for the three months ended June 30, 2013, the related average cost of interest-bearing liabilities decreased 4 basis points; and as a result, these changes had a minimal net impact on net interest income for the same time period.

As evidenced by the table above, both rate and volume changes within “Loans, taxable” had a significant effect on net interest income. Within “Loans, taxable,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$1.1 billion increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$366.4 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio, including owner occupied commercial real estate loans.

These particular increases in loan volume were the result of concentrated efforts by Customers Bank’s lending teams to execute an organic growth strategy.

The key measure of net interest income is net interest margin. Customers’ net interest margin (tax equivalent) decreased 29 basis points to 2.96% for the three months ended June 30, 2014 when compared to the net interest margin (tax equivalent) of 3.25% for the same period in 2013. The decrease resulted primarily from a decrease in the average yield on loans from 4.51% to 3.99%, due to the maturity of higher-yielding loans and the growth of multi-family loan products, which have higher credit quality but yield less than the average yield on the current loan portfolio.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At June 30, 2014, approximately 1.16% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses.

The provision for loan losses increased by $0.8 million to $2.9 million for the three months ended June 30, 2014, compared to $2.1 million for the same period in 2013. The increase in the 2014 provision was principally the result of growth in the portfolio of loans held for investment as asset quality continues to improve.

For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The table below presents the components of non-interest income for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
(amounts in thousands)
Mortgage warehouse transactional fees	$2,215	$3,868
Mortgage loan and banking income	1,554	0
Bank-owned life insurance	836	567
Gain on sale of SBA loans	572	358
Gain on sale of investment securities	359	0
Deposit fees	212	159
Other	1,163	598

Total non-interest income	$6,911	$5,550

Non-interest income increased $1.4 million during the three months ended June 30, 2014 to $6.9 million, compared to $5.6 million for the three months ended June 30, 2013. The increase in 2014 is attributable to mortgage loan and banking income, which includes a gain realized from the sale of loans from Flagstar Bank (up $1.6 million), management advisory fees earned in conjunction with an equity investment in a foreign entity (up $0.5 million), gains realized from sales of investment securities (up $0.4 million), increased income from bank owned life insurance (up $0.3 million), and increased gains realized from sales of SBA loans (up $0.2 million), offset in part by decreased mortgage warehouse transactional fees (down $1.7 million).

Non-Interest Expense

The table below presents the components of non-interest expense for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
(amounts in thousands)
Salaries and employee benefits	$11,591	$8,508
FDIC assessments, taxes and regulatory fees	3,078	1,058
Occupancy	2,595	2,110
Professional services	1,881	1,252
Technology, communications and bank operations	1,621	1,061
Other real estate owned	890	525
Loan workout	477	72
Advertising and promotion	428	408
Other	2,644	1,901

Total non-interest expense	$25,205	$16,895

Non-interest expense was $25.2 million for the three months ended June 30, 2014, an increase of $8.3 million from non-interest expense of $16.9 million for the three months ended June 30, 2013.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $3.1 million (36.2%) to $11.6 million for the three months ended June 30, 2014. The primary reason for this increase was an increase in the number of employees from 332 full-time equivalents at June 30, 2013 to 407 full-time equivalents at June 30, 2014. This was directly related to the need for additional employees to support our organic growth and expansion into new markets. More specifically, the increased headcount is needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios.

FDIC assessments, taxes and regulatory fees increased by $2.0 million, or 190.9% to $3.1 million for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, increased deposit premiums and other regulatory and filing fees.

Occupancy expense increased by $0.5 million, or 23.0%, rising to $2.6 million for the three months ended June 30, 2014 from $2.1 million for the three months ended June 30, 2013. The increase was related to building the infrastructure to support growth and expansion into new markets.

Professional services expense increased by $0.6 million, or 50.2%, to $1.9 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013. This increase was primarily attributable to higher legal and consulting expenses in 2014 related to loan workout, litigation and other general regulatory matters.

Technology, communication and bank operations increased by $0.6 million, or 52.8%, rising to $1.6 million for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013. The primary reason for this increase was related to building the infrastructure to support growth through increased technology improvements and upgrades as well as the costs related to expanding technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

Other expenses increased by $0.7 million, or 39.1%, to $2.6 million for the three months ended June 30, 2014, compared to $1.9 million for the three months ended June 30, 2013 reflecting increased general expenses to support a rapidly growing business.

Income Taxes

Income tax expense was $5.5 million and $4.4 million, respectively, for the three months ended June 30, 2014 and 2013. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $3.1 million.

The effective tax rate for the three months ended June 30, 2014 and 2013 was approximately 35 percent.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Customers Bancorp had net income of $18.4 million for the six months ended June 30, 2014 compared to net income of $15.4 million for the six months ended June 30, 2013, an increase of $3.0 million, or 19.2%. Diluted earnings per share were $0.66 for the six months ended June 30, 2014 and $0.69 for the six months ended June 30, 2013, an earnings decrease of $0.03 per share.

Net-Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$199,069	$249	0.25%	$176,559	$222	0.25%
Investment securities, taxable (A)	482,290	5,583	2.32%	162,399	1,911	2.35%
Loans held for sale	672,349	11,798	3.54%	1,141,295	22,041	3.89%
Loans, taxable (B)	3,171,057	63,231	4.02%	1,538,982	35,126	4.60%
Loans, non-taxable (B)	24,342	345	2.86%	13,016	169	2.61%
Less: Allowance for loan losses	(25,996)			(26,417)
Other interest-earning assets	51,108	762	3.01%	29,458	225	1.54%

Total interest earning assets	4,574,219	81,968	3.61%	3,035,292	59,694	3.96%

Non-interest earning assets	237,320			136,317

Total assets	$4,811,539			$3,171,609

Liabilities
Interest checking	$58,350	146	0.50%	$40,016	85	0.43%
Money market	1,519,990	4,716	0.63%	1,025,803	3,552	0.70%
Other savings	41,819	90	0.43%	28,166	71	0.50%
Certificates of deposit	1,286,298	6,190	0.97%	1,235,857	6,564	1.07%

Total interest bearing deposits	2,906,457	11,142	0.77%	2,329,842	10,272	0.89%
Borrowings	863,267	4,103	0.95%	265,072	680	0.52%

Total interest-bearing liabilities	3,769,724	15,245	0.81%	2,594,914	10,952	0.85%

Non-interest-bearing deposits	625,847			262,291

Total deposits & borrowings	4,395,571		0.70%	2,857,205		0.77%
Other non-interest bearing liabilities	14,134			13,903

Total liabilities	4,409,705			2,871,108
Shareholders’ equity	401,834			300,501

Total liabilities and shareholders’ equity	$4,811,539			$3,171,609

Net interest earnings		66,723			48,742
Tax equivalent adjustment (C)		186			91

Net interest earnings		$66,909			$48,833

Interest spread			2.91%			3.19%

Net interest margin (D)			2.94%			3.24%

Net interest margin tax equivalent (C)			2.95%			3.24%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Six Months Ended June 30,
	2014 vs. 2013
	Increase (decrease) due to change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$(1)	$28	$27
Investment securities	(31)	3,703	3,672
Loans held for sale	(1,865)	(8,378)	(10,243)
Loans, taxable	(4,949)	33,054	28,105
Loans, non-taxable	17	159	176
Other interest-earning assets	302	235	537

Total interest income	(6,527)	28,801	22,274

Interest expense:
Interest checking	17	44	61
Money market deposit accounts	(401)	1,565	1,164
Savings	(11)	30	19
Certificates of deposit	(634)	260	(374)

Total interest bearing deposits	(1,029)	1,899	870
Borrowings	932	2,491	3,423

Total interest expense	(97)	4,390	4,293

Net interest income	$(6,430)	$24,411	$17,981

Net interest income for the six months ended June 30, 2014 was $66.7 million, an increase of $18.0 million, or 36.9%, when compared to net interest income of $48.7 million for the six months ended June 30, 2013. This net increase was primarily the result of an increase of $1.5 billion in average interest-earning assets, offset by a decrease of 35 basis points in the average yield on interest-earning assets. Although average interest-bearing liabilities for the six months ended June 30, 2014 increased by $1.2 billion when compared to average interest-bearing liabilities for the six months ended June 30, 2013, the related average cost of interest-bearing liabilities decreased 4 basis points; and as a result, these changes had a minimal net impact on net interest income for the same time period.

As evidenced by the table above, both rate and volume changes within “Loans, taxable” had a significant effect on net interest income. Within “Loans, taxable,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$929.7 million increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$327.0 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio, including owner occupied commercial real estate loans.

These particular increases in loan volume were the result of concentrated efforts by Customers Bank’s lending teams to execute corporate strategy in support of organic loan growth.

The key measure of net interest income is net interest margin. Customers’ net interest margin (tax equivalent) decreased 29 basis points to 2.95% for the six months ended June 30, 2014 when compared to the net interest margin (tax equivalent) of 3.24% for the same period in 2013. The decrease was driven by a decrease in the average yield on loans from 4.60% to 4.02%, primarily due to the maturity of higher-yielding loans and the growth of multi-family loan products, which have higher credit quality but yields below the portfolio average yield.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on the statement of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At June 30, 2014, approximately 1.16% of the loan portfolio (including loans held for sale) was covered under loss sharing agreements with the FDIC. Charge-offs incurred above the original estimated value are taken as additional provisions and a corresponding receivable due from the FDIC is recorded through non-interest income for the portion anticipated to be recovered under the loss sharing agreements.

The provision for loan losses increased by $5.3 million to $7.3 million for the six months ended June 30, 2014, compared to $2.0 million for the same period in 2013. The increase in the 2014 provision was primarily attributable to significant organic loan growth in the held for investment loan portfolio during the first half of 2014.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
(amounts in thousands)
Mortgage warehouse transactional fees	$3,974	$7,536
Mortgage loan and banking income	1,963	0
Bank-owned life insurance	1,670	1,043
Gain on sale of SBA loans	571	408
Gain on sale of investment securities	3,191	0
Deposit fees	426	289
Other	2,425	1,070

Total non-interest income	$14,220	$10,346

Non-interest income was $14.2 million for the six months ended June 30, 2014, an increase of $3.9 million from $10.3 million for the six months ended June 30, 2013. The increase was primarily the result of the $3.2 million gain realized on the sale of available-for-sale securities, an increase of $2.0 million related to mortgage loan and banking income (which includes a gain realized from the sale of loans acquired from Flagstar Bank), an increase of $1.0 million of management advisory fees earned in conjunction with an equity investment in a foreign entity that was made during the third quarter of 2013, and increased fees earned by executing interest rate swaps with commercial banking customers of $0.8 million. These increases were offset by a decrease of $3.6 million in mortgage warehouse transactional fees, which is consistent with the decline in our mortgage warehouse activity from 2013.

Non-Interest Expense

The below chart shows ours results in the various components of non-interest expense for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
(amounts in thousands)
Salaries and employee benefits	$20,942	$15,905
FDIC assessments, taxes and regulatory fees	5,209	2,405
Occupancy	5,231	4,020
Professional services	4,163	1,958
Technology, communication and bank operations	3,181	1,902
Other real estate owned	1,242	561
Loan workout	918	746
Advertising and promotion	843	523
Loss contingency	0	2,000
Other	4,642	3,355

Total non-interest expenses	$46,371	$33,375

Non-interest expense was $46.4 million for the six months ended June 30, 2014, an increase of $13.0 million when compared to $33.4 million for the same period in 2013.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased by $5.0 million or 31.7% to $20.9 million for the six months ended June 30, 2014. The primary reason for this increase was the addition of 75 full-time equivalent employees since June 30, 2013. This was directly related to the need for additional employees to support our organic growth and expansion into new markets.

FDIC assessments, taxes and regulatory fees increased by $2.8 million, or 116.6% to $5.2 million for the six months ended June 30, 2014 from $2.4 million for the six months ended June 30, 2013. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, increased deposit premiums and other regulatory and filing fees.

Occupancy expense increased $1.2 million or 30.1% to $5.2 million for the six months ended June 30, 2014 from $4.0 million for the same period in 2013. The increase was related to building the infrastructure to support growth and expansion into new markets.

Professional services expense increased $2.2 million, or 112.6%, to $4.2 million for the six months ended June 30, 2014 when compared to $2.0 million for the same period of 2013. This increase was primarily attributable to legal and consulting expenses incurred in 2014 related to loan workout, litigation and other general regulatory matters.

Technology, communications, and bank operations expense increased $1.3 million, or 67.3%, to $3.2 million for the six months ended June 30, 2014 from $1.9 million for the same period in 2013. The primary reason for this increase was related to building the infrastructure to support growth through increased technology improvements and upgrades as well as the costs related to expanding technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million. The Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold during 2013. In addition, the Bank recorded $1.5 million in cash from the alleged perpetrator in 2013. During 2013, a loss contingency expense of $2.0 million was provided, resulting in a net amount of $0.7 million classified in other assets as of June 30, 2014.

Other expense increased $1.3 million, or 38.4%, to $4.6 million for the six months ended June 30, 2014 from $3.4 million for the same period in 2013. The Company experienced higher expenses in most categories due to the expansion of the franchise which contributed to the overall increase in other expenses.

Income Taxes

Income tax expense was $9.0 million and $8.3 million, respectively, for the six months ended June 30, 2014 and 2013. The increase in the income tax provision was primarily due to the increase in net income before taxes of approximately $3.6 million.

The effective tax rate for the six months ended June 30, 2014 and 2013 was approximately 33 percent and 35 percent, respectively. The decrease in the effective tax rate for 2014 was primarily due to an out of period adjustment recorded in first quarter 2014 that related to 2013.

Financial Condition

General

Total assets were $5.6 billion at June 30, 2014. This represented a $1.5 billion, or 35.7% increase from $4.2 billion at December 31, 2013. The major change in our financial position occurred as the result of the growth in loans receivable not covered by loss sharing agreements with the FDIC, which increased by 49.7% or $1.2 billion to $3.6 billion at June 30, 2014 from $2.4 billion at December 31, 2013.

The main driver of the increase in assets was primarily from the expansion of multi-family loans, which increased by $741.2 million (69.9%) to $1.8 billion at June 30, 2014 from $1.1 billion at December 31, 2013. Additionally, commercial real estate and commercial and industrial loans increased by $292.7 million (26.9%) to $1.4 billion at June 30, 2014 from $1.1 billion at December 31, 2013.

Total liabilities were $5.2 billion at June 30, 2014. This represented a $1.5 billion, or 38.6%, increase from $3.8 billion at December 31, 2013. The increase in total liabilities was due to a higher level of deposits at June 30, 2014 compared to December 31, 2013. Total deposits grew by $0.7 billion (24.7%) to $3.7 billion at June 30, 2014 from $3.0 billion at December 31, 2013. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. These broker networks provide low-cost funding alternatives to retail deposits and increase the diversity of the Bank’s sources of funds. The increase in bank deposits was primarily due to the seasonal inflow of student deposits and the growth in brokered money market deposit accounts.

The following table sets forth certain key condensed balance sheet data:

	June 30, 2014	December 31, 2013
(amounts in thousands)
Cash and cash equivalents	$265,534	$233,068
Investment securities, available for sale	425,061	497,573
Loans held for sale	1,061,395	747,593
Loans receivable not covered under FDIC Loss Sharing Agreements	3,589,630	2,398,353
Loans receivable covered under FDIC Loss Sharing Agreements	54,474	66,725
Total loans receivable, net of the allowance for loan losses	3,615,918	2,441,080
Total assets	5,635,728	4,153,173
Total deposits	3,690,894	2,959,922
Federal funds purchased	0	13,000
FHLB advances	1,301,500	706,500
Other borrowings	88,250	63,250
Subordinated debt	112,000	2,000
Total liabilities	5,221,988	3,766,550
Total shareholders’ equity	413,740	386,623
Total liabilities and shareholders’ equity	5,635,728	4,153,173

Cash and Cash Equivalents

Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $48.5 million at June 30, 2014. This represents a $12.2 million decrease from $60.7 million at December 31, 2013. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank.

Investment Securities

The investment securities portfolio is an important source of interest income and liquidity. At June 30, 2014, it consisted of mortgage-backed securities (principally guaranteed by an agency of the United States government) and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings, and diversify the credit risk of earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.

At June 30, 2014, our investment securities were $425.1 million compared to $497.6 million in December 31, 2013. The decrease is primarily the result of our sale of securities to strategically reduce interest rate risk in the investment portfolio by shortening the duration of the investment securities term.

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

Mortgage warehouse loans and certain residential loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $1.1 billion at June 30, 2014 and $0.7 billion December 31, 2013. Loans held for sale are not included in the loan receivable amounts. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.

Loans receivable, net, increased by $1.2 billion to $3.6 billion at June 30, 2014 from $2.4 billion at December 31, 2013. The multi-family/commercial real estate loan balance is increasing due to the focus on this element of Customers’ organic growth strategy. Offsetting these increases in part was the loan runoff for purchased-credit-impaired and covered loans. The composition of loan receivable as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
(amounts in thousands)
Construction	$11,544	$14,627
Commercial real estate/multi-family	21,150	24,258
Commercial and industrial	4,039	5,814
Residential real estate	14,600	18,733
Manufactured housing	3,141	3,293

Total loans receivable covered under FDIC loss sharing agreements (1)	54,474	66,725
Construction	51,377	36,901
Commercial real estate/multi-family	2,820,492	1,835,186
Commercial and industrial	299,122	239,509
Mortgage warehouse	9	866
Manufactured housing	133,307	139,471
Residential real estate	283,713	145,188
Consumer	2,015	2,144

Total loans receivable not covered under FDIC loss sharing agreements	3,590,035	2,399,265
Total loans receivable	3,644,509	2,465,990
Deferred (fees) costs, net	(405)	(912)
Allowance for loan losses	(28,186)	(23,998)

Loans receivable, net	$3,615,918	$2,441,080

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing arrangements with the FDIC are referred to as “covered loans” throughout this Management’s Discussion and Analysis.

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

The provision for loan losses was $7.3 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $28.2 million, or 0.8% of total non-covered loans, at June 30, 2014, $28.1 million, or 1.6% of total non-covered loans, at June 30, 2013, and $24.0 million, or 1.0% of total non-covered loans, at December 31, 2013. The coverage ratio declined largely due to the decrease in non-performing loans as a result of net-charge-offs ($4.9 million for the twelve months ended June 30, 2014), transfers to other real estate owned, sustained performance improvements that led to lower reserve factors for commercial, multi-family and residential mortgage loans, and the growth of the multi-family loan portfolio which draws only a 40 basis point reserve level based on its historical payment experience. Net charge-offs were $1.4 million for the six months ended June 30, 2014, a decrease of $2.0 million compared to the same period in 2013. The Bank had approximately $54.5 million in loans that were covered under loss share arrangements with the FDIC as of June 30, 2014 compared to $66.7 million as of December 31, 2013. The Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(amounts in thousands)
Balance at the beginning of the period	$26,704	$26,439	$23,998	$25,837
Loan charge-offs
Construction	0	1,471	0	1,471
Commercial real estate	912	1,481	1,160	1,891
Commercial and industrial	445	76	445	96
Residential real estate	15	65	303	198
Consumer and other	33	0	33	0

Total Charge-offs	1,405	3,093	1,941	3,656

Loan recoveries
Construction	3	0	3	0
Commercial real estate	1	8	26	60
Commercial and industrial	135	154	225	165
Residential real estate	18	10	242	7
Consumer and other	0	4	2	9

Total Recoveries	157	176	498	241

Total net charge-offs	1,248	2,917	1,443	3,415
Provision for loan losses	2,730	4,620	5,631	5,720

Balance at the end of the period	$28,186	$28,142	$28,186	$28,142

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

Nearly 80% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than two years before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.

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

Asset Quality

Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers further divides originated loans into two categories: those originated prior to the current underwriting standards in 2009 (“Legacy”) and those originated subject to those standards post 2009 (“Total Originated Loans”), and purchased loans into two categories: those purchased credit impaired, and those not acquired credit impaired. Management believes that this additional information provides for a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan loss reserves. Credit losses from acquired loans are absorbed by the allowance for loan losses and cash reserves, as described below. This schedule includes both loans held for sale and loans held for investment.

Asset Quality at June 30, 2014
Loan Type	Total Loans	PCI Loans (1)	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Legacy Originated Loans
Loans	$63,450	$0	$53,952	$1,330	$0	$8,168	$5,231	$13,399	12.87	19.51
TDRs	1,719	0	1,062	0	0	657	0	657	38.22	38.22

Total Legacy Loans	65,169	0	55,014	1,330	0	8,825	5,231	14,056	13.54	19.97

Originated Loans
Warehouse –Repo	20,040	0	20,040	0	0	0	0	0	0.00	0.00
Manufactured	4,297	0	4,235	62	0	0	0	0	0.00	0.00
Commercial	1,127,504	0	1,125,819	15	0	1,670	335	2,005	0.15	0.18
Multi-family	1,799,699	0	1,799,699	0	0	0	0	0	0.00	0.00
Consumer/Mortgage	120,362	0	120,362	0	0	0	0	0	0.00	0.00
CRA	23,777	0	23,777	0	0	0	0	0	0.00	0.00
TDRs	483	0	483	0	0	0	0	0	0.00	0.00

Total Originated Loans	3,096,162	0	3,094,415	77	0	1,670	335	2,005	0.05	0.06

Acquired Loans
Berkshire	10,327	0	8,849	0	0	1,478	648	2,126	14.31	19.37
FDIC –Covered	35,410	0	30,994	56	0	4,360	6,177	10,537	12.31	25.34
FDIC – Non-covered	9	0	9	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	71,708	0	67,900	3,808	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	494	494	0.00	100.0
Manufactured Housing 2012	50,540	0	44,008	2,324	4,208	0	0	0	0.00	0.00
Flagstar (Commercial)	128,270	0	128,270	0	0	0	0	0	0.00	0.00
Flagstar (Residential)	115,307	0	115,307	0	0	0	0	0	0.00	0.00
TDRs	3,124	0	2,370	35	0	719	0	719	23.02	23.02

Total Acquired Loans	414,695	0	397,707	6,223	4,208	6,557	7,319	13,876	1.58	3.29

Acquired PCI Loans
Berkshire	45,559	45,559	41,139	5	4,415	0	0	0
FDIC –Covered	18,532	18,532	4,285	0	14,247	0	0	0
Manufactured Housing 2011	4,778	4,778	2,295	545	1,938	0	0	0

Total Acquired PCI Loans	68,869	68,869	47,719	550	20,600	0	0	0

Unamortized fees, expenses, premiums and discounts	(791)	0	(791)	0	0	0	0	0

Total Loans Held for Investment	3,644,104	68,869	3,594,064	8,180	24,808	17,052	12,885	29,937
Total Loans Held for Sale	1,061,395	0	1,061,395	0	0	0	0	0

Total Portfolio	$4,705,499	$68,869	$4,655,459	$8,180	$24,808	$17,052	$12,885	$29,937	0.36	0.63

(1)	Purchased-credit-impaired (“PCI”) loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.

Asset Quality at June 30, 2014 (continued)
Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)

Legacy Originated Loans
Loans	$63,450	$8,168	$2,854	$0	$2,854	4.50	34.94
TDRs	1,719	657	77	0	77	4.48	11.72

Total Legacy Originated Loans	65,169	8,825	2,931	0	2,931	4.50	33.21

Originated Loans
Warehouse – Repo	20,040	0	150	0	150	0.75	0.00
Manufactured	4,297	0	86	0	86	2.00	0.00
Commercial	1,127,504	1,670	8,299	0	8,299	0.74	496.95
Multi-family	1,799,699	0	7,204	0	7,204	0.40	0.00
Consumer/Mortgage	120,362	0	427	0	427	0.35	0.00
CRA	23,777	0	178	0	178	0.75	0.00
TDRs	483	0	0	0	0	0.00	0.00

Total Originated Loans	3,096,162	1,670	16,344	0	16,344	0.53	978.68

Acquired Loans
Berkshire	10,327	1,478	463	0	463	4.48	31.33
FDIC – Covered	35,410	4,360	516	0	516	1.46	11.83
FDIC – Non-covered	9	0	0	0	0	0.00	0.00
Manufactured Housing 2010	71,708	0	0	3,218	3,218	4.49	0.00
Manufactured Housing 2011	0	0	0	0	0	0.00	0.00
Manufactured Housing 2012	50,540	0	0	0	0	0.00	0.00
Flagstar (Commercial)	128,270	0	0	0	0	0.00	0.00
Flagstar (Residential)	115,307	0	0	0	0	0.00	0.00
TDRs	3,124	719	130	0	130	4.16	18.08

Total Acquired Loans	414,695	6,557	1,109	3,218	4,327	1.04	65.99

Acquired PCI Loans
Berkshire	45,559	0	4,487	0	4,487	9.85	0.00
FDIC – Covered	18,532	0	3,000	0	3,000	16.19	0.00
Manufactured Housing 2011	4,778	0	315	0	315	6.59	0.00

Total Acquired PCI Loans	68,869	0	7,802	0	7,802	11.33	0.00

Unamortized fees, expenses, premiums and discounts	(791)	0	0	0	0

Total Loans Held for Investment	3,644,104	17,052	28,186	3,218	31,404
Total Loans Held for Sale	1,061,395	0	0	0	0

Total Portfolio	$4,705,499	$17,052	$28,186	$3,218	$31,404	0.67	184.17

Originated Loans

Originated loans totaled $3.2 billion, or 67.2% of total loans at June 30, 2014 compared to $2.1 billion, or 64.2% at December 31, 2013. At June 30, 2014, $65.2 million of these loans were originated prior to September 2009 (“Legacy”), compared to $76.0 million at December 31, 2013, when the new management team adopted new underwriting standards that management believes better limits risks of loss. At June 30, 2014, the older Legacy loans comprised $14.1 million of non-performing assets (“NPA,” which includes non-performing loans of $8.8 million and other real estate owned of $5.2 million), or 87.5% of total NPA for originated loans and 47.0% of total NPA. At December 31, 2013, the older Legacy loans comprised $13.9 million of NPAs (which includes non-performing loans of $10.2 million and other real estate owned of $3.7 million), or 96.5% of total NPA for originated loans and 44.4% of total NPA. The high level of non-performing loans (“NPL”) in the Legacy portfolio (13.5% NPL / Loans) was supported by $2.9 million of the allowance for loan losses, or about 4.5% of total Legacy loans at June 30, 2014, compared to (13.4% NPL / Loans) supported by $2.4 million of the allowance for loan losses, or about 25.0% of non-performing Legacy loans at December 31, 2013. Non-performing originated loans totaled $1.7 million as of June 30, 2014 and were supported by $16.3 million of allowance for loan losses, compared to non-performing originated loans of $0.5 million, supported by $10.7 million of allowance for loan losses at December 31, 2013.

Originated commercial loans and multi-family loans totaled $2.9 billion and were supported with $15.5 million of the allowance for loan losses at June 30, 2014, compared to balances of $1.9 billion, supported by $10.2 million of the allowance for loan losses at December 31, 2013. Consumer and mortgage loans totaled $120.4 million and were supported by $0.4 million of the allowance for loan losses at June 30, 2014, compared to balances of $110.6 million, supported by $0.4 million of the allowance for loan losses at December 31, 2013. The mortgage warehouse loans are classified as held for sale and reported at their fair value, so no allowance for loan losses is maintained.

Acquired Loans

At June 30, 2014, Customers Bank reported $0.5 billion of acquired loans which was 10.3% of total loans compared to $0.4 billion, or 12.6%, of total loans at December 31, 2013. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the loans purchased from Tammac prior to 2012, $71.7 million were supported by a $3.2 million cash reserve at June 30, 2014, compared to $74.7 million supported by a cash reserve of $3.1 million at December 31, 2013. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At June 30, 2014, $50.5 million of these loans were outstanding, compared to $53.5 million at December 31, 2013.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. A decrease in forecast cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Total NPA in the acquired portfolio were $13.9 million at June 30, 2014, or 46.4% of total NPA, compared to $17.0 million, or 54.0% of total NPA at December 31, 2013. Of total NPA, 35.2% have FDIC loss share protection (80% FDIC coverage of losses), compared to 40.1% at December 31, 2013. At June 30, 2014, the FDIC-covered loans were supported by $3.5 million of allowance for loan losses, compared to $5.4 million at December 31, 2013. 7.1% of total NPA were from loans related to the Berkshire acquisition, compared to 11.4% at December 31, 2013, while 1.7% of total NPA were related to loans acquired from Tammac, compared to 1.1% at December 31, 2013 with a cash deposit of $3.2 million to absorb certain losses and a guarantee to absorb certain other losses, compared to $3.1 million cash deposit at December 31, 2013.

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

Held-for-Sale Loans

The loans held-for-sale portfolio at June 30, 2014 included $1.1 billion of loans to mortgage banking businesses and $7.8 million of residential mortgage loans, compared to $740.7 million of loans to mortgage banking businesses and $6.9 million of residential mortgages loans at December 31, 2013. Held-for-sale loans are carried on our balance sheet at fair value due to the election of the fair value option. As credit loss expectations are embedded in the fair value estimate, an allowance for loan losses is not needed.

Nonperforming loans and assets not covered under FDIC loss sharing agreements

The tables below set forth non-covered non-performing loans, non-performing assets and asset quality ratios:

	June 30, 2014	December 31, 2013
(amounts in thousands)
Loans 90+ days delinquent and still accruing	$4,208	$3,772

Non-accrual loans	$12,700	$13,513
Other real estate owned	6,708	5,312

Non-performing non-covered assets	$19,408	$18,825

	June 30, 2014	December 31, 2013
Non-accrual non-covered loans to total non-covered loans receivable (excludes loans held for sale)	0.35%	0.56%
Non-performing, non-covered assets to total non-covered assets	0.54%	0.78%
Non-accrual loans and 90+ days delinquent to total non-covered assets	0.47%	0.72%
Allowance for loan losses to (1):
Total non-covered loans	0.57%	0.62%
Non-performing, non-covered loans	160.51%	109.16%

(1)	Excludes the impact of purchased-credit-impaired loans and their related allowance for loan losses of $7.8 million at June 30, 2014 and $9.2 million at December 31, 2013.

The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.

The tables below set forth non-accrual loans and non-performing assets covered under FDIC loss sharing agreements at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
(amounts in thousands)
Non-accrual covered loans	$4,352	$5,650
Covered other real estate owned	6,177	6,953

Non-performing, covered assets	$10,529	$12,603

Deposits

We offer a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $3.7 billion at June 30, 2014, an increase of $730.9 million, or 24.7%, from $3.0 billion at December 31, 2013. Demand deposits were $610.9 million at June 30, 2014 compared to $536.1 million at December 31, 2013, an increase of $74.8 million, or 13.9%. These amounts were comprised primarily of non-interest bearing demand deposits. Savings, including MMDA totaled $1.7 billion at June 30, 2014, and increase of $398.4 million or 30.7%, primarily attributed to the increase in brokered savings accounts. Time deposits were $1.4 billion at June 30, 2014, an increase of $257.8 million or 22.9%. We experienced growth in retail deposits due primarily to exceptional sales behaviors, despite lower interest rates in 2014.

The components of deposits were as follows at the dates indicated:

	June 30, 2014	December 31, 2013
(amounts in thousands)
Demand	$610,891	$536,116
Savings, including MMDA	1,696,877	1,298,468
Time, $100,000 and over	748,991	797,322
Time, other	634,135	328,016

Total deposits	$3,690,894	$2,959,922

Borrowings

On June 26, 2014, the Bancorp closed a private placement transaction in which it issued $25 million of 4.625% senior notes due 2019, and the Bank closed a private placement transaction in which it issued $110 million of fixed-to-floating-rate subordinated notes due 2029. The aggregate net proceeds from the sale of the notes totaled $133.2 million.

The senior notes bear interest at a rate of 4.625%, and interest will be paid semi-annually in arrears in June and December. The subordinated notes will bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest will be paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. The Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100 percent of the principal balance at certain times on or after June 26, 2024.

The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

During second quarter 2014, Customers Bank borrowed $200 million of long-term FHLB advances. On May 13, 2014, $100 million was issued at fixed rate of 1.04% with a maturity on May 15, 2017. On May 20, 2014, there were two additional issuances of $50 million, at fixed rates of 0.54 % and 1.44%, maturing on May 20, 2016 and May 21, 2018, respectively.

Capital Adequacy and Shareholders’ Equity

Shareholders’ equity increased by $27.1 million to $413.7 million at June 30, 2014, from $386.6 million at December 31, 2013. Net income was $18.4 million for the six months ended June 30, 2014. In addition, the recognition of stock-based compensation of $2.0 million and improvements in the fair values of available for sale securities of $6.5 million, offset in part by unrealized fair value losses on derivatives designated in cash flow hedge relationships, increased equity. Lastly, 41,420 shares of voting common stock were issued during the six months ended June 30, 2014 to directors who were entitled to receive these as compensation for their service as a director of the Bancorp or the Bank, and 34,414 shares were issued under other share based compensation arrangements which resulted in a $0.7 million aggregate increase in shareholders’ equity.

We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At June 30, 2014, we met all capital adequacy requirements to which we were subject and were well capitalized.

The capital ratios for the Bank and the Bancorp at June 30, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$548,583	12.82%	$342,299	8.0%	N/A	N/A
Customers Bank	$572,550	13.47%	$399,919	8.0%	$424,899	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$410,397	9.59%	$171,149	4.0%	N/A	N/A
Customers Bank	$434,364	10.22%	$169,960	4.0%	$254,939	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$410,397	7.82%	$209,853	4.0%	N/A	N/A
Customers Bank	$434,364	8.33%	$208,696	4.0%	$260,870	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%

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

The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of June 30, 2014, our borrowing capacity with the Federal Home Loan Bank was $2.6 billion of which $1.0 billion was utilized in short-term borrowings. As of June 30, 2014, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $82.5 million.

Net cash flows used in operating activities were $286.1 million for the six months ended June 30, 2014, compared to net cash flows provided by operating activities of $36.7 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, originations of loans held for sale exceeded proceeds received from the sale of loans by $311.9 million. For the six months ended June 30, 2013, proceeds received from the sale of loans exceeded originations of loans held for sale by $22.2 million.

Investing activities used net cash flows of $1.1 billion for the six months ended June 30, 2014, compared to $0.6 billion for the six months ended June 30, 2013. Net cash used to originate loans totaled $897.9 million for the six months ended June 30, 2014, compared to $377.6 million for the six months ended June 30, 2013. Net cash used to purchase loans was $294.6 million in the six months ended June 30, 2014, compared to $155.3 million for the six months ended June 30, 2013.

Financing activities provided $1.4 billion for the six months ended June 30, 2014, as increases in cash from deposits provided $731.0 million, net proceeds of $382.0 million were received from short-term borrowed funds and net proceeds of $333.2 million from long-term borrowed funds and issuance of long-term debt. Financing activities provided $581.6 million for the six months ended June 30, 2013 driven by a net increase in cash from deposits of $334.9 million, increased cash from short term borrowed funds of $99.0 million, net proceeds of $97.7 million from the issuance of stock and net proceeds of $50.0 million from long-term borrowed funds. These financing activities provided sufficient cash flows to support the Bancorp’s investing and operating activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2014, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2013 Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2014.

During the quarter ended June 30, 2014, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed within our 2013 Form 10-K.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2013 Form 10-K and below. The risks described herein and in the 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

Reviews performed by the Internal Revenue Service and State Taxing Authorities for the fiscal years that remain open for investigation may result in a change to income taxes recorded in our consolidated financial statements and adversely affect our results of operations.

The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Years that remain open for potential review by (1) the Internal Revenue Service are 2010 through 2012, and (2) state taxing authorities are 2009 through 2012. The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.

Our financial results may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.

The U.S. Congress and the Administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. Also, the Governor of New York has issued a proposal to reform the New York state corporate income tax. It is not possible at this time to quantify either the one-time impacts from the remeasurement of deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impacts reform proposals might have on income tax expense.

Regulatory action that may be taken by the Federal Reserve against one of our business partners may adversely affect our results of operations.

Customers Bank provides deposit accounts and services to college students, utilizing the technological services and relationships of Higher One, Inc. (“Higher One”) with colleges and universities in the United States. Higher One and a predecessor bank that Customers Bank replaced in August 2013 have announced that the Federal Reserve believes that certain disclosures and operating processes of these entities may have violated certain laws and regulations, and may result in fines and restitution. The predecessor bank has consented to a cease and desist order pursuant to which it must discontinue certain practices and has agreed to pay a total of $4.1 million in fines to federal and state authorities and an additional amount that it may be required to pay in restitution to students in the event Higher One is unable to pay the restitution obligations imposed on Higher One, if any. The Federal Reserve has notified Customers Bank that it is reviewing the relationship between Customers Bank and Higher One to determine whether there have been violations of certain laws and regulations. Customers Bank believes that the circumstances of its relationship with Higher One are different than the relationship between the predecessor bank and Higher One, with Customers Bank having identified the alleged deficiencies within 30 days of forming a relationship with Higher One, and causing such deficiencies to be remediated within 120 days of initiating its relationship with Higher One. However, it is possible that the Federal Reserve may determine that Customers Bank may have violated certain laws and regulations, and Customers Bank may be subjected to a cease and desist order and may be fined by the Federal Reserve and the Commonwealth of Pennsylvania and may be required to pay restitution to students who opened accounts between the time Customers Bank formed its relationship with Higher One and the deficiencies were remediated. While Customers Bancorp is presently unable to reasonably estimate the amount of fines or penalties that might be imposed by the Federal Reserve or other regulatory agencies, Customers Bancorp does not presently believe that any such fines or penalties for which it may ultimately be responsible would have a material impact on Customers Bancorp’s consolidated results of operations.

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

During the three and six months ended June 30, 2014, the Bancorp did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013.

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.6	Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1	Amendment, dated June 25, 2014, to the Customers Bancorp, Inc. 2010 Stock Option Plan, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

August 8, 2014	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

August 8, 2014	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013.

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.6	Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1	Amendment, dated June 25, 2014, to the Customers Bancorp, Inc. 2010 Stock Option Plan, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.