Form 10-Q
period 2014-09-30
Customers Bancorp, Inc.
filed 2014-11-07
CIK 1488813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

On November 3, 2014, 25,613,305 shares of Voting Common Stock and 1,121,730 shares of Class B Non-Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — UNAUDITED

(amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$89,728	$60,709
Interest-earning deposits	241,578	172,359

Cash and cash equivalents	331,306	233,068
Investment securities available for sale, at fair value	409,303	497,573
Loans held for sale, (includes $1,231,039 and $747,593, respectively, at fair value)	1,395,720	747,593
Loans receivable not covered under Loss Sharing Agreements with the FDIC	4,065,672	2,398,353
Loans receivable covered under Loss Sharing Agreements with the FDIC	44,463	66,725
Allowance for loan losses	(31,083)	(23,998)

Total loans receivable, net of allowance for loan losses	4,079,052	2,441,080
FHLB, Federal Reserve Bank, and other restricted stock	85,732	43,514
Accrued interest receivable	13,744	8,362
FDIC loss sharing receivable	5,995	10,046
Bank premises and equipment, net	11,147	11,625
Bank-owned life insurance	137,575	104,433
Other real estate owned (includes $10,208 and $6,953, respectively, covered under Loss Sharing Agreements with the FDIC)	17,755	12,265
Goodwill and other intangibles	3,667	3,676
Other assets	41,439	39,938

Total assets	$6,532,435	$4,153,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$697,415	$478,103
Interest bearing	3,586,725	2,481,819

Total deposits	4,284,140	2,959,922
Federal funds purchased	0	13,000
FHLB advances	1,594,500	706,500
Other borrowings	88,250	63,250
Subordinated debt	112,000	2,000
Accrued interest payable and other liabilities	27,746	21,878

Total liabilities	6,106,636	3,766,550
Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized, none issued	0	0
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,267,295 and 24,756,411 shares issued as of September 30, 2014 and December 31, 2013; 26,735,035; and 24,224,151 shares outstanding as of September 30, 2014 and December 31, 2013	27,267	24,756
Additional paid in capital	354,561	307,231
Retained earnings	55,245	71,008
Accumulated other comprehensive loss, net	(3,020)	(8,118)
Treasury stock, at cost (532,260 shares as of September 30, 2014 and December 31, 2013)	(8,254)	(8,254)

Total shareholders’ equity	425,799	386,623

Total liabilities and shareholders’ equity	$6,532,435	$4,153,173

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$39,640	$22,485	$103,216	$57,780
Loans held for sale	8,503	9,495	20,301	31,536
Investment securities	2,361	1,423	7,944	3,334
Other	794	342	1,805	789

Total interest income	51,298	33,745	133,266	93,439
Interest expense:
Deposits	6,179	5,470	17,321	15,742
Other borrowings	1,494	789	3,834	868
FHLB advances	1,711	272	3,348	840
Subordinated debt	1,700	16	1,826	49

Total interest expense	11,084	6,547	26,329	17,499

Net interest income	40,214	27,198	106,937	75,940
Provision for loan losses	5,035	750	12,288	2,748

Net interest income after provision for loan losses	35,179	26,448	94,649	73,192
Non-interest income:
Mortgage warehouse transactional fees	2,154	3,090	6,128	10,626
Bank-owned life insurance	976	615	2,646	1,658
Gain (loss) on sale of loans	695	(6)	1,266	402
Mortgage loan and banking income	212	50	2,175	50
Deposit fees	192	198	618	487
Gain on sale of investment securities	0	0	3,191	0
Other	873	714	3,298	1,784

Total non-interest income	5,102	4,661	19,322	15,007
Non-interest expense:
Salaries and employee benefits	12,070	8,963	33,012	24,868
FDIC assessments, taxes, and regulatory fees	3,320	1,105	8,529	3,510
Occupancy	2,931	2,289	8,162	6,309
Professional services	1,671	1,191	5,834	3,149
Technology, communications and bank operations	1,485	1,121	4,666	3,023
Other real estate owned	603	401	1,845	962
Loan workout	388	928	1,306	1,674
Advertising and promotion	261	450	1,104	973
Loss contingency	0	0	0	2,000
Other	1,950	1,899	6,592	5,254

Total non-interest expense	24,679	18,347	71,050	51,722

Income before income tax expense	15,602	12,762	42,921	36,477
Income tax expense	3,940	4,494	12,885	12,794

Net income	$11,662	$8,268	$30,036	$23,683

Basic earnings per share (1)	$0.44	$0.30	$1.12	$1.00
Diluted earnings per share (1)	0.42	0.30	1.08	0.98

(1)	Earnings per share amounts have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$11,662	$8,268	$30,036	$23,683

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period (1)	(1,886)	(10)	11,335	(7,079)
Income tax effect (1)	660	3	(3,967)	2,478
Less: reclassification adjustment for gains on securities included in net income	0	0	(3,191)	0
Income tax effect	0	0	1,117	0

Net unrealized gains (losses)	(1,226)	(7)	5,294	(4,601)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	661	0	(296)	0
Income tax effect	(235)	0	100	0

Net unrealized gains (losses)	426	0	(196)	0

Other comprehensive income (loss), net of tax	(800)	(7)	5,098	(4,601)

Comprehensive income	$10,862	$8,261	$35,134	$19,082

(1)	Includes immaterial gains or losses on foreign currency items for the three and nine months ended September 30, 2014 and 2013.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

(amounts in thousands, except share data)

	For the nine months ended September 30, 2014
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income				30,036			30,036
Other comprehensive income					5,098		5,098
Stock dividend	2,429,375	2,429	43,364	(45,799)			(6)
Share-based compensation expense			3,124				3,124
Issuance of common stock under share-based compensation arrangements	81,509	82	842				924

Balance, September 30, 2014	26,735,035	$27,267	$354,561	$55,245	$(3,020)	$(8,254)	$425,799

	For the nine months ended September 30, 2013
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2013	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Net income				23,683			23,683
Other comprehensive loss					(4,601)		(4,601)
Share-based compensation expense			2,461				2,461
Public offering of common stock, net of costs of $5,994	6,179,104	6,179	91,328				97,507
Exercise and redemption of warrants	31,904	32	76				108
Issuance of common stock under share-based compensation arrangements	23,413	24	228				252

Balance, September 30, 2013	24,693,923	$24,742	$306,183	$61,997	$(3,537)	$(500)	$388,885

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$30,036	$23,683
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable	12,288	2,748
Loss contingency	0	2,000
Provision for depreciation and amortization	2,782	2,115
Share-based compensation	3,124	2,461
Deferred taxes	117	(5)
Net amortization of investment securities premiums and discounts	574	368
Gain on sale of investment securities	(3,191)	0
Gain on sale of mortgages and other loans	(3,401)	(402)
Origination of loans held for sale	(12,298,823)	(17,177,835)
Proceeds from the sale of loans held for sale	11,817,512	17,697,088
Increase in FDIC loss sharing receivable	(2,713)	(1,332)
Amortization (accretion) of fair value discounts	(231)	(724)
Net loss on sales of other real estate owned	728	254
Valuation and other adjustments to other real estate owned	641	161
Earnings on investment in bank-owned life insurance	(2,646)	(1,658)
Increase in accrued interest receivable and other assets	(8,874)	(3,888)
Increase in accrued interest payable and other liabilities	6,474	42,976

Net Cash (Used In) Provided by Operating Activities	(445,603)	588,010
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	35,716	14,816
Proceeds from sales of investment securities available for sale	213,249	0
Purchases of investment securities available for sale	(149,940)	(390,735)
Net increase in loans	(1,625,024)	(638,992)
Purchase of loan portfolios	(308,242)	(155,306)
Proceeds from sales of loans	109,913	4,276
Purchases of bank-owned life insurance	(30,465)	(27,965)
Net (purchases of) proceeds from FHLB, Federal Reserve Bank, and other restricted stock	(42,218)	11,050
Reimbursements from the FDIC on loss sharing agreements	3,329	6,134
Purchases of bank premises and equipment	(1,321)	(2,740)
Proceeds from sales of other real estate owned	6,509	4,582

Net Cash Used In Investing Activities	(1,788,494)	(1,174,880)
Cash Flows from Financing Activities
Net increase in deposits	1,324,193	802,556
Net increase (decrease) in short-term borrowed funds	610,000	(339,000)
Net increase in long-term FHLB borrowings	265,000	35,000
Exercise and redemption of warrants	0	108
Net proceeds from issuance of long-term debt	133,142	60,336
Net proceeds from stock offering	0	97,507

Net Cash Provided by Financing Activities	2,332,335	656,507

Net Increase in Cash and Cash Equivalents	98,238	69,637
Cash and Cash Equivalents – Beginning	233,068	186,016

Cash and Cash Equivalents – Ending	$331,306	$255,653

Supplementary Cash Flows Information
Interest paid	$23,840	$17,268
Income taxes paid	18,375	7,743
Non-cash items:
Transfer of loans to other real estate owned	$13,368	$10,259
Transfer of loans held for investment to held for sale	164,681	0
Issuance of common stock under share-based compensation arrangements	924	252

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS

Customers Bancorp, Inc. (the “Bancorp”, “Customers Bancorp”, or the “Company”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (the “Bank”). Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited consolidated financial statements of Customers Bancorp, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2013 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2013 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements of Customers Bancorp and subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents; Restrictions on Cash and Amounts Due from Banks; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Goodwill; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable; Bank Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Comprehensive Income; Earnings per Share; Segment Information; and Accounting Changes. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Customers Bancorp’s significant accounting policies that were updated during the nine months ended September 30, 2014 to address new or evolving activities and recently issued accounting standards and updates that were issued or effective during 2014.

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

Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance in this ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in this ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The guidance in this ASU affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	The loan has a government guarantee that is not separable from the loan before foreclosure.

2.	At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

3.	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance in this ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted if ASU 2014-04 has been adopted. The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. A reporting entity must apply the same method of transition as elected under ASU 2014-04.The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance in this ASU applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance in this ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2016. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The guidance in this ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.

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

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)

The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30, 2014
(amounts in thousands)	Unrealized (Losses) on Available-for-sale Securities (2)	Unrealized Gains and (Losses) on Cash Flow Hedges	Total
Beginning balance - July 1, 2014	$(1,598)	$(622)	$(2,220)

Other comprehensive income (loss) before reclassifications	(1,226)	426	(800)
Amounts reclassified from accumulated other comprehensive loss to net income	0	0	0

Net current-period other comprehensive income (loss)	(1,226)	426	(800)

Ending balance - September 30, 2014	$(2,824)	$(196)	$(3,020)

	For the Nine Months Ended September 30, 2014
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities (2)	Unrealized Losses on Cash Flow Hedges	Total
Beginning balance - January 1, 2014	$(8,118)	$0	$(8,118)

Other comprehensive income (loss) before reclassifications	7,368	(196)	7,172
Amounts reclassified from accumulated other comprehensive loss to net income (3)	(2,074)	0	(2,074)

Net current-period other comprehensive income (loss)	5,294	(196)	5,098

Ending balance - September 30, 2014	$(2,824)	$(196)	$(3,020)

For the Three Months Ended September 30, 2013
(amounts in thousands)	Unrealized Losses on Available-for-sale Securities (2)(4)
Beginning balance - July 1, 2013	$(3,530)

Other comprehensive loss before reclassifications	(7)
Amounts reclassified from accumulated other comprehensive loss to net income	0

Net current-period other comprehensive (loss)	(7)

Ending balance – September 30, 2013	$(3,537)

For the Nine Months Ended September 30, 2013
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities (2)(4)
Beginning balance - January 1, 2013	$1,064

Other comprehensive loss before reclassifications	(4,601)
Amounts reclassified from accumulated other comprehensive loss to net income	0

Net current-period other comprehensive (loss) income	(4,601)

Ending balance – September 30, 2013	$(3,537)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.
(2)	Includes immaterial gains or losses on foreign currency items for the three and nine months ended September 30, 2014 and 2013.
(3)	Reclassification amounts are reported as gain on sale of investment securities on the Consolidated Statements of Income.
(4)	Prior to first quarter 2014, all amounts deferred in accumulated other comprehensive income/(loss) were related to available-for-sale securities.

NOTE 5 — EARNINGS PER SHARE

The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented. Share and per share amounts have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in thousands, except per share data)
Net income available to common shareholders	$11,662	$8,268	$30,036	$23,683

Weighted-average number of common shares outstanding - basic	26,730,347	27,146,109	26,713,953	23,644,329
Share-based compensation plans	1,001,966	523,586	949,584	421,659
Warrants	252,527	201,188	252,043	193,599

Weighted-average number of common shares - diluted	27,984,840	27,870,883	27,915,580	24,259,587

Basic earnings per share	$0.44	$0.30	$1.12	$1.00
Diluted earnings per share	$0.42	$0.30	$1.08	$0.98

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Share-based compensation awards and eligible warrants have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive securities:
Share-based compensation awards	116,370	101,470	116,420	95,842
Warrants	118,745	118,745	118,745	118,745

Total anti-dilutive securities	235,115	220,215	235,165	214,587

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities as of September 30, 2014 and December 31, 2013 are summarized in the tables below:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$390,580	$1,837	$(4,898)	$387,519
Equity securities (2)	23,074	31	(1,321)	21,784

	$413,654	$1,868	$(6,219)	$409,303

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$461,988	$207	$(10,659)	$451,536
Corporate notes	25,000	344	(21)	25,323
Equity securities (2)	23,074	0	(2,360)	20,714

	$510,062	$551	$(13,040)	$497,573

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(amounts in thousands)

Proceeds from sale of available-for-sale securities	$0	$0	$213,249	$0

Gross gains	$0	$0	$3,191	$0
Gross losses	0	0	0	0

Net gains	$0	$0	$3,191	$0

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

The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	September 30, 2014
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	0	0
Due after ten years	0	0
Mortgage-backed securities	390,580	387,519

Total debt securities	$390,580	$387,519

The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$90,123	$(742)	$118,521	$(4,156)	$208,644	$(4,898)
Equity securities (2)	20,747	(1,320)	5	(1)	20,752	(1,321)

Total	$110,870	$(2,062)	$118,526	$(4,157)	$229,396	$(6,219)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$425,623	$(10,061)	$5,274	$(598)	430,897	$(10,659)
Corporate notes	4,982	(18)	4,997	(3)	9,979	(21)
Equity securities (2)	20,714	(2,360)	0	0	20,714	(2,360)

Total	$451,319	$(12,439)	$10,271	$(601)	$461,590	$(13,040)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.
(2)	Comprised primarily of equity securities in a foreign entity.

At September 30, 2014, there were ten available-for-sale investment securities in the less-than-twelve-month category and twenty-two available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price or adverse changes in foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and would recover by way of increases in market price or positive changes in foreign currency exchange rates. The Company intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired as of September 30, 2014.

At September 30, 2014 and December 31, 2013, Customers Bank had pledged investment securities aggregating $387.1 million and $451.1 million fair value, respectively, as collateral against its borrowings primarily with the FHLB. The FHLB does not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE

The composition of loans held for sale as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
(amounts in thousands)
Mortgage warehouse loans at fair value	$1,226,920	$740,694
Residential mortgage loans at fair value	4,119	6,899
Multi-family loans at lower of cost or fair value	164,681	0

Loans held for sale	$1,395,720	$747,593

Effective September 30, 2014, Customers Bank transferred $164.7 million of multi-family loans from held for investment to held for sale because the Company was actively marketing these loans and no longer had the intent to retain these loans in its portfolio. Customers Bank transferred these loans at their amortized cost, which was lower than the estimated fair value at the time of transfer.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following table presents loans receivable as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
(amounts in thousands)
Construction	$6,755	$14,627
Commercial real estate/multi-family	18,366	24,258
Commercial and industrial	3,520	5,814
Residential real estate	12,769	18,733
Manufactured housing	3,053	3,293

Total loans receivable covered under FDIC loss sharing agreements (1)	44,463	66,725
Construction	56,603	36,901
Commercial real estate/multi-family	3,153,980	1,835,186
Commercial and industrial	432,917	239,509
Mortgage warehouse	8	866
Manufactured housing	129,798	139,471
Residential real estate	290,621	145,188
Consumer	1,684	2,144

Total loans receivable not covered under FDIC loss sharing agreements	4,065,611	2,399,265
Total loans receivable	4,110,074	2,465,990
Deferred (fees) costs, net (2)	61	(912)
Allowance for loan losses	(31,083)	(23,998)

Loans receivable, net	$4,079,052	$2,441,080

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.
(2)	Includes $3.5 million and $0.6 million of unamortized premiums on purchased loans at September 30, 2014 and December 31, 2013, respectively.

Non-Covered Loans

The following tables summarize non-covered loans by class and performance status as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$405	$0	$405	$1,956	$429,358	$1,198	$432,917
Commercial real estate	146	0	146	5,523	3,115,862	32,449	3,153,980
Construction	0	0	0	451	55,925	227	56,603
Residential real estate	585	0	585	1,070	279,390	9,576	290,621
Consumer	0	0	0	0	1,420	264	1,684
Mortgage warehouse	0	0	0	0	8	0	8
Manufactured housing (5)	6,652	4,082	10,734	895	114,055	4,114	129,798

Total	$7,788	$4,082	$11,870	$9,895	$3,996,018	$47,828	$4,065,611

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$10	$0	$10	$123	$237,453	$1,923	$239,509
Commercial real estate	0	0	0	9,924	1,788,144	37,118	1,835,186
Construction	0	0	0	2,049	33,922	930	36,901
Residential real estate	555	0	555	969	133,158	10,506	145,188
Consumer	0	0	0	0	1,728	416	2,144
Mortgage warehouse	0	0	0	0	866	0	866
Manufactured housing (5)	7,921	3,772	11,693	448	122,416	4,914	139,471

Total	$8,486	$3,772	$12,258	$13,513	$2,317,687	$55,807	$2,399,265

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Loans where next payment due is less than 30 days from the report date.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)	Amounts exclude deferred costs and fees and the allowance for loan losses.
(5)	Manufactured housing loans purchased in 2010 are subject to cash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

Covered Loans

The following tables summarize covered loans by class and performance status as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased - Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$0	$0	$0	$217	$2,961	$342	$3,520
Commercial real estate	0	0	0	290	11,226	6,850	18,366
Construction	0	0	0	2,411	0	4,344	6,755
Residential real estate	0	0	0	1,007	10,926	836	12,769
Manufactured housing	17	0	17	135	2,758	143	3,053

Total	$17	$0	$17	$4,060	$27,871	$12,515	$44,463

	December 31, 2013
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$295	$0	$295	$2	$3,172	$2,345	$5,814
Commercial real estate	245	0	245	1,691	13,586	8,736	24,258
Construction	0	0	0	3,382	1,967	9,278	14,627
Residential real estate	90	0	90	564	14,108	3,971	18,733
Manufactured housing	56	0	56	11	3,081	145	3,293

Total	$686	$0	$686	$5,650	$35,914	$24,475	$66,725

(1)	Includes past due loans that are accruing interest because collection is considered probable.
(2)	Purchased loans in FDIC assisted transactions with no evidence of credit deterioration since origination.
(3)	Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)	Amounts exclude deferred costs and fees and allowance for loan losses.

Allowance for Loan Losses and FDIC Loss Sharing Receivable

Losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows on the covered loans are recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset is increased reflecting an estimated future collection from the FDIC, which is recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bancorp records a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance and a charge to the provision for loan losses. Increases in expected cash flows of covered loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the FDIC loss sharing arrangements reach their contractual maturities and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The FDIC loss sharing arrangements for non-single family loans expire in third quarter 2015. The loss sharing arrangements for single family loans expire in third quarter 2020.

The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable for the three months ended September 30, 2014 and 2013.

	Allowance for Loan Losses
	For the Three Months Ended September 30,
(amounts in thousands)	2014	2013
Beginning balance	$28,186	$28,142
Provision for loan losses (1)	3,222	750
Charge-offs	(792)	(2,294)
Recoveries	467	202

Ending balance	$31,083	$26,800

	FDIC Loss Sharing Receivable
	For the Three Months Ended September 30,
(amounts in thousands)	2014	2013
Beginning balance	$8,919	$14,169
(Decreased)/Increased estimated cash flows (2)	(1,813)	0
Other activity, net (a)	741	(125)
Cash receipts from FDIC	(1,852)	(3,006)

Ending balance	$5,995	$11,038

(1) Provision for loan losses	$3,222	$750
(2) Effect attributable to FDIC loss share arrangements	1,813	0

Net amount reported as provision for loan losses	$5,035	$750

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements

The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable for the nine months ended September 30, 2014 and 2013.

	Allowance for Loan Losses
	For the Nine Months Ended September 30,
(amounts in thousands)	2014	2013
Beginning balance	$23,998	$25,837
Provision for loan losses (1)	8,853	6,470
Charge-offs	(2,733)	(5,950)
Recoveries	965	443

Ending balance	$31,083	$26,800

	FDIC Loss Sharing Receivable
	For the Nine Months Ended September 30,
(amounts in thousands)	2014	2013
Beginning balance	$10,046	$12,343
(Decreased)/Increased estimated cash flows (2)	(3,435)	3,722
Other activity, net (a)	2,713	1,107
Cash receipts from FDIC	(3,329)	(6,134)

Ending balance	$5,995	$11,038

(1) Provision for loan losses	$8,853	$6,470
(2) Effect attributable to FDIC loss share arrangements	3,435	(3,722)

Net amount reported as provision for loan losses	$12,288	$2,748

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements.

Loans Individually Evaluated for Impairment — Covered and Non-Covered

The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance for loans that are individually evaluated for impairment as of September 30, 2014 and December 31, 2013 and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2014 and 2013. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	September 30, 2014			For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$15,765	$16,183	$—	$15,377	$216	$13,690	$520
Commercial real estate	23,993	24,138	—	20,817	288	18,978	634
Construction	2,325	3,594	—	2,325	—	2,438	—
Consumer	21	21	—	52	—	27	—
Residential real estate	1,913	1,913	—	1,924	—	2,157	19
With an allowance recorded:
Commercial and industrial	2,120	2,120	1,066	1,888	11	1,770	26
Commercial real estate	1,322	1,322	841	2,118	3	2,234	5
Construction	1,542	1,542	722	1,548	—	1,449	—
Consumer	114	114	32	84	—	74	1
Residential real estate	343	343	235	296	—	273	1

Total	$49,458	$51,290	$2,896	$46,429	$518	$43,090	$1,206

	December 31, 2013			For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$13,097	$13,159	$—	$12,400	$177	$8,202	$453
Commercial real estate	14,397	15,249	—	22,205	116	24,338	537
Construction	2,777	4,046	—	4,220	4	5,462	9
Consumer	—	—	—	49	6	75	8
Residential real estate	2,831	2,831	—	2,550	10	2,588	27
With an allowance recorded:
Commercial and industrial	2,469	3,739	829	2,755	30	1,637	108
Commercial real estate	2,261	3,167	946	5,922	152	6,768	166
Construction	1,132	1,132	351	3,255	11	4,185	11
Consumer	64	64	17	27	3	64	4
Residential real estate	252	252	199	504	4	939	5

Total	$39,280	$43,639	$2,342	$53,887	$513	$54,258	$1,328

Troubled Debt Restructurings

At September 30, 2014 and 2013, there were $5.5 million and $6.9 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bancorp requires sustained performance for nine months before returning a TDR to accrual status.

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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2014 and 2013. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
(amounts in thousands)
Three Months Ended September 30, 2014
Extended under forbearance	$81	$0	$81
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	168	168

Total	$81	$168	$249

Nine Months Ended September 30, 2014
Extended under forbearance	$448	$0	$448
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	47	471	518

Total	$495	$471	$966

Three Months Ended September 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	0	12	12

Total	$0	$12	$12

Nine Months Ended September 30, 2013
Extended under forbearance	$0	$0	$0
Multiple extensions resulting from financial difficulty	0	0	0
Interest-rate reductions	93	1,179	1,272

Total	$93	$1,179	$1,272

The following table provides, by class, the number of loans modified in troubled debt restructurings and the related recorded investment during the three and nine months ended September 30, 2014 and 2013.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Three Months Ended September 30, 2014
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	2	168
Residential real estate	0	0	0	0
Consumer	2	81	0	0

Total	2	$81	2	$168

Nine Months Ended September 30, 2014
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	1	47	7	471
Residential real estate	0	0	0	0
Consumer	9	448	0	0

Total	10	$495	7	$471

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Three Months Ended September 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	0	0	1	12
Residential real estate	0	0	0	0
Consumer	0	0	0	0

Total	0	$0	1	$12

Nine Months Ended September 30, 2013
Commercial and industrial	0	$0	0	$0
Commercial real estate	0	0	0	0
Construction	0	0	0	0
Manufactured housing	2	60	11	1,179
Residential real estate	0	0	0	0
Consumer	1	33	0	0

Total	3	$93	11	$1,179

At September 30, 2014 and 2013, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructuring.

For the three and nine months ended September 30, 2014 and 2013, the recorded investment of loans determined to be TDRs was $0.2 million, $1.0 million, $12 thousand and $1.3 million, respectively, both before and after restructuring. During the three month period ended September 30, 2014, two manufactured housing TDR loans defaulted with a recorded investment of $0.2 million. During the nine month period ended September 30, 2014, seven manufactured housing TDR loans defaulted with a recorded investment of $0.5 million. There were no TDRs that defaulted in the three and nine month periods ended September 30, 2013.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during the three and nine months ended September 30, 2014 and 2013.

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

“ 5” – Satisfactory

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

Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and nonperforming. The following tables present the credit ratings of the non-covered loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$417,350	$3,123,392	$56,131	$288,554
Special Mention	13,461	21,674	21	4
Substandard	2,106	8,914	451	1,607

Total loans receivable, non-covered	$432,917	$3,153,980	$56,603	$290,621

	Consumer	Mortgage Warehouse	Manufactured Housing
(amounts in thousands)
Performing	$1,684	$8	$118,169
Nonperforming (1)	0	0	11,629

Total loans receivable, non-covered	$1,684	$8	$129,798

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$228,748	$1,808,804	$34,822	$142,588
Special Mention	10,314	12,760	29	940
Substandard	447	13,622	2,050	1,660

Total loans receivable, non-covered	$239,509	$1,835,186	$36,901	$145,188

	Consumer	Mortgage Warehouse	Manufactured Housing
(amounts in thousands)
Performing	$2,144	$866	$127,330
Nonperforming (1)	0	0	12,141

Total loans receivable, non-covered	$2,144	$866	$139,471

(1)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

The following tables present the credit ratings of the covered loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$3,179	$9,271	$0	$11,361
Special Mention	0	5,333	0	0
Substandard	341	3,762	6,755	1,408

Total loans receivable, covered	$3,520	$18,366	$6,755	$12,769

Manufactured Housing
(amounts in thousands)
Performing	$2,901
Nonperforming (1)	152

Total loans receivable, covered	$3,053

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate
(amounts in thousands)
Pass/Satisfactory	$3,688	$14,330	$1,967	$14,137
Special Mention	223	2,989	0	455
Substandard	1,903	6,939	12,660	4,141

Total loans receivable, covered	$5,814	$24,258	$14,627	$18,733

Manufactured Housing
(amounts in thousands)
Performing	$3,226
Nonperforming (1)	67

Total loans receivable, covered	$3,293

(1)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Allowance for loan losses

The changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Total
(amounts in thousands)
Three Months Ended September 30, 2014
Beginning Balance, July 1, 2014	$3,193	$20,089	$2,187	$2,028	$401	$138	$150	$28,186
Charge-offs	(91)	(278)	(284)	(139)	0	0	0	(792)
Recoveries	67	369	4	23	0	4	0	467
Provision for loan losses	1,335	2,139	(208)	217	(80)	(31)	(150)	3,222

Ending Balance, September 30, 2014	$4,504	$22,319	$1,699	$2,129	$321	$111	$0	$31,083

Nine Months Ended September 30, 2014
Beginning Balance, January 1, 2014	$2,638	$15,705	$2,385	$2,490	$614	$130	$36	$23,998
Charge-offs	(536)	(1,438)	(284)	(442)	0	(33)	0	(2,733)
Recoveries	292	395	7	265	0	6	0	965
Provision for loan losses	2,110	7,657	(409)	(184)	(293)	8	(36)	8,853

Ending Balance, September 30, 2014	$4,504	$22,319	$1,699	$2,129	$321	$111	$0	$31,083

At September 30, 2014
Loans:
Individually evaluated for impairment	$17,885	$25,315	$3,867	$2,256	$0	$135	$0	$49,458
Collectively evaluated for impairment	417,012	3,107,732	54,920	290,722	128,594	1,285	8	4,000,273
Loans acquired with credit deterioration	1,540	39,299	4,571	10,412	4,257	264	0	60,343

Total loans receivable, excluding deferred fees and costs	$436,437	$3,172,346	$63,358	$303,390	$132,851	$1,684	$8	$4,110,074

Allowance for loan losses:
Individually evaluated for impairment	$1,066	$841	$722	$235	$0	$32	$0	$2,896
Collectively evaluated for impairment	3,179	15,756	391	917	88	29	0	20,360
Loans acquired with credit deterioration	259	5,722	586	977	233	50	0	7,827

Total Allowance for loan losses	$4,504	$22,319	$1,699	$2,129	$321	$111	$0	$31,083

	Commercial and Industrial	Commercial Real Estate	Construction	Residential Real Estate	Manufactured Housing	Consumer	Mortgage Warehouse	Residual Reserve	Total
(amounts in thousands)
Three Months Ended September 30, 2013
Beginning Balance, July 1, 2013	$2,485	$16,685	$4,317	$3,552	$678	$106	$56	$263	$28,142
Charge-offs	(1,311)	(851)	0	(116)	0	(16)	0	0	(2,294)
Recoveries	16	186	0	0	0	0	0	0	202
Provision for loan losses	2,029	(349)	(1,163)	(216)	1	13	(14)	449	750

Ending Balance, September 30, 2013	$3,219	$15,671	$3,154	$3,220	$679	$103	$42	$712	$26,800

Nine Months Ended September 30, 2013
Beginning Balance, January 1, 2013	$1,477	$15,439	$3,991	$3,233	$750	$154	$71	$722	$25,837
Charge-offs	(1,407)	(2,742)	(1,470)	(315)	0	(16)	0	0	(5,950)
Recoveries	181	246	0	7	0	9	0	0	443
Provision for loan losses	2,968	2,728	633	295	(71)	(44)	(29)	(10)	6,470

Ending Balance, September 30, 2013	$3,219	$15,671	$3,154	$3,220	$679	$103	$42	$712	$26,800

At September 30, 2013
Loans:
Individually evaluated for impairment	$20,162	$22,910	$3,978	$3,205	$0	$75	$0	$0	$50,330
Collectively evaluated for impairment	195,857	1,449,009	39,058	134,582	140,869	1,258	1,006	0	1,961,639
Loans acquired with credit deterioration	4,601	48,634	13,830	14,949	5,189	556	0	0	87,759

Total loans receivable, excluding deferred fees and costs	$220,620	$1,520,553	$56,866	$152,736	$146,058	$1,889	$1,006	$0	$2,099,728

Allowance for loan losses:
Individually evaluated for impairment	$961	$2,233	$368	$187	$0	$1	$0	$0	$3,750
Collectively evaluated for impairment	1,991	8,315	241	1,115	80	40	42	712	12,536
Loans acquired with credit deterioration	267	5,123	2,545	1,918	599	62	0	0	10,514

Total Allowance for loan losses	$3,219	$15,671	$3,154	$3,220	$679	$103	$42	$712	$26,800

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At September 30, 2014 and 2013, funds available for reimbursement, if necessary, were $3.2 million and $2.7 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30, 2014 and 2013 were as follows:

For the Three Months Ended September 30,	2014	2013
(amounts in thousands)
Accretable yield balance, beginning of period	$19,691	$27,649
Accretion to interest income	(839)	(1,362)
Reclassification from nonaccretable difference and disposals, net	(378)	(754)

Accretable yield balance, end of period	$18,474	$25,533

For the Nine Months Ended September 30,	2014	2013
(amounts in thousands)
Accretable yield balance, beginning of period	$22,557	$32,174
Accretion to interest income	(2,462)	(5,034)
Reclassification from nonaccretable difference and disposals, net	(1,621)	(1,607)

Accretable yield balance, end of period	$18,474	$25,533

NOTE 9 — BORROWINGS

On June 26, 2014, Customers Bancorp, Inc. closed a private placement transaction in which it issued $25 million of 4.625% senior notes due 2019, and Customers Bank closed a private placement transaction in which it issued $110 million of fixed-to-floating rate subordinated notes due 2029. The aggregate net proceeds from the sale of the notes totaled $133.1 million.

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

During the nine months ended September 30, 2014, Customers Bank borrowed $275 million of long-term FHLB advances. On May 13, 2014, $100 million was issued at a fixed rate of 1.04% with a maturity date of May 15, 2017. On May 20, 2014, there were two additional issuances of $50 million, at fixed rates of 0.54 % and 1.44%, maturing on May 20, 2016 and May 21, 2018, respectively. On September 9, 2014, $75 million was issued at a fixed rate of 1.30% with a maturity date of September 11, 2017.

NOTE 10 — SHARE-BASED COMPENSATION

The following information includes the effects of changes in stock options and exercise prices and restricted stock units resulting from the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

Stock Options

There were no stock options granted during the three months ended September 30, 2014. During the nine months ended September 30, 2014, options to purchase an aggregate of 114,978 shares of voting common stock were granted to certain officers and team members. The options are subject to five-year cliff vesting. The fair values of the options were estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted.

September 30, 2014
Weighted-average risk-free interest rate	2.20%
Expected dividend yield	0.00%
Weighted-average expected volatility	17.55%
Weighted-average expected life (in years)	7.00
Weighted-average fair value of each option granted	$4.45

The following table summarizes stock option activity for the nine months ended September 30, 2014.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(dollars in thousands, except Weighted-average exercise price)
Outstanding at January 1, 2014	3,057,435	$12.42
Granted	114,978	17.71
Forfeited	(12,096)	17.68

Outstanding at September 30, 2014	3,160,317	$12.59	7.44	$16,996

Exercisable at September 30, 2014	13,683	$16.67	2.79	$48

There were no restricted stock units granted during the three months ended September 30, 2014. During the nine months ended September 30, 2014, 157,459 restricted stock units were granted to certain officers and team members. Of the aggregate restricted stock units, 52,537 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remainders are subject to three-year cliff vesting. The following table summarizes restricted stock activity for the nine months ended September 30, 2014.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at January 1, 2014	674,810	$11.81
Granted	157,459	17.65
Vested	(37,857)	10.91
Forfeited	(4,597)	13.54

Outstanding and unvested at September 30, 2014	789,815	$13.00

Total share-based compensation expense for the nine months ended September 30, 2014 and 2013 was $3.1 million and $2.5 million, respectively.

Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. In January 2014, Customers Bancorp issued 28,095 shares of voting common stock with a fair value of $0.5 million to the directors as compensation for their services during 2013. During the nine months ended September 30, 2014, Customers Bancorp issued 22,560 shares of voting common stock with a fair value of $0.4 million to directors as compensation for their services during the first nine months of 2014. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At September 30, 2014 and December 31, 2013, the Bank and Bancorp met all capital adequacy requirements to which they were subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$563,506	11.22%	$401,910	8.0%	N/A	N/A
Customers Bank	$589,714	11.81%	$399,448	8.0%	$499,310	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$422,423	8.41%	$200,955	4.0%	N/A	N/A
Customers Bank	$448,631	8.99%	$199,724	4.0%	$299,586	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$422,423	7.07%	$239,016	4.0%	N/A	N/A
Customers Bank	$448,631	7.55%	$237,820	4.0%	$297,275	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%

NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Bancorp, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, the Bancorp utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.

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

The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments as of September 30, 2014 and December 31, 2013:

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Loans held for sale - Residential mortgage loans:

The Bancorp generally estimates the fair values of residential mortgage loans held for sale based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Loans held for sale – Multi-family loans:

The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third party investors or recent sale transactions within the secondary markets for loans with similar characteristics. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Borrowings:

Borrowings consist of long-term and short-term FHLB advances, five-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is included as Level 1. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial advisor using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on The NASDAQ Stock Market, and their price can be obtained daily. This fair value measurement is classified as Level 1.

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

The estimated fair values of the Bancorp’s financial instruments were as follows at September 30, 2014 and December 31, 2013.

			Fair Value Measurements at September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$331,306	$331,306	$331,306	$0	$0
Investment securities, available for sale	409,303	409,303	21,784	387,519	0
Loans held for sale	1,395,720	1,396,972	0	1,231,039	165,933
Loans receivable, net of allowance for loan losses	4,079,052	4,232,480	0	0	4,232,480
FHLB, Federal Reserve Bank and other restricted stock	85,732	85,732	0	85,732	0
Accrued interest receivable	13,744	13,744	0	13,744	0
FDIC loss sharing receivable	5,995	5,995	0	0	5,995
Derivatives	5,720	5,720	0	5,685	35
Liabilities:
Deposits	$4,284,140	$4,303,335	$770,664	$3,532,671	$0
FHLB advances	1,594,500	1,595,951	1,224,500	371,451	0
Other borrowings	88,250	90,913	65,780	25,133	0
Subordinated debt	112,000	113,001	0	113,001	0
Derivatives	6,127	6,127	0	6,127	0
Accrued interest payable	4,163	4,163	0	4,163	0

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$233,068	$233,068	$233,068	$0	$0
Investment securities, available for sale	497,573	497,573	20,714	476,859	0
Loans held for sale	747,593	747,593	0	747,593	0
Loans receivable, net of allowance for loan losses	2,441,080	2,444,900	0	0	2,444,900
FHLB, Federal Reserve Bank and other stock	43,514	43,514	0	43,514	0
Accrued interest receivable	8,362	8,362	0	8,362	0
FDIC loss sharing receivable	10,046	10,046	0	0	10,046
Derivatives	3,763	3,763	0	3,523	240
Liabilities:
Deposits	$2,959,922	$2,977,948	$536,116	$2,441,832	$0
Federal funds purchased	13,000	13,000	13,000	0	0
FHLB advances	706,500	708,025	596,500	111,525	0
Other borrowings	63,250	64,768	64,768	0	0
Subordinated debt	2,000	2,000	0	2,000	0
Derivatives	3,537	3,537	0	3,537	0
Accrued interest payable	1,675	1,675	0	1,675	0

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$387,519	$0	$387,519
Equity securities	21,784	0	0	21,784
Derivatives (1)	0	5,685	35	5,720
Loans held for sale – fair value option	0	1,231,039	0	1,231,039

Total assets - recurring fair value measurements	$21,784	$1,624,243	$35	$1,646,062

Liabilities
Derivatives (2)	$0	$6,127	$0	$6,127

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,896	$0	$0	$2,545	$2,545
Other real estate owned	0	0	7,978	7,978

Total assets - nonrecurring fair value measurements	$0	$0	$10,523	$10,523

	December 31, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$0	$451,536	$0	$451,536
Corporate notes	0	25,323	0	25,323
Equity securities	20,714	0	0	20,714
Derivatives (1)	0	3,523	240	$3,736
Loans held for sale – fair value option	0	747,593	0	747,593

Total assets - recurring fair value measurements	$20,714	$1,227,975	$240	$1,248,929

Liabilities
Derivatives (2)	0	$3,537	0	$3,537

Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,342	$0	$0	$3,836	$3,836
Other real estate owned	0	0	335	335

Total assets - nonrecurring fair value measurements	$0	$0	$4,171	$4,171

(1)	Included in Other Assets
(2)	Included in Other Liabilities

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013 are summarized as follows.

For the Three Months Ended September 30, 2014	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at July 1, 2014	$54
Issuances	35
Settlements	(54)

Balance at September 30, 2014	$35

There were no Level 3 assets or liabilities measured a fair value on a recurring basis during the three months ended September 30, 2013.

For the Nine Months Ended September 30, 2014	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1, 2013	$240
Issuances	192
Settlements	(397)

Balance at September 30, 2014	$35

For the Nine Months Ended September 30, 2013	Loans Held for Sale (1)
(amounts in thousands)
Balance at January 1, 2013	$0
Transfer from Level 2 to Level 3 (1)	3,173
Recoveries	(1,463)
Sales	(1,013)
Transfer from loans held for sale to other assets (1)	(697)

Balance at September 30, 2013	$0

(1)	The Bancorp’s policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the first nine months of 2014. During first quarter 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. Due to the uncertainty surrounding the amount of loss, management transferred these loans and the related loss contingency from Level 2 to Level 3. During second quarter 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was determined that these assets no longer met the definition of a loan, and since the Bank is pursuing restitution through the involved parties, the Bank determined this to be a receivable. As a result, the remaining aggregate $2.7 million of loans and the related $2.0 million reserve were transferred to other assets.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2014 and December 31, 2013 on a recurring and nonrecurring basis for which the Bancorp utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$2,545	Collateral appraisal (1)	Liquidation expenses (2)	-8%
Other real estate owned	$7,978	Collateral appraisal (1)	Liquidation expenses (2)	-8%
Residential mortgage loan commitments	$35	Adjusted market bid	Pull-through rate	80%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$3,836	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	$335	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Residential mortgage loan commitments	$240	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.
(2)	Fair value is adjusted for costs to sell.
(3)	Presented as a percentage of the value determined by appraisal.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and nine months ended September 30, 2014, Customers Bancorp did not record any hedge ineffectiveness.

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

At September 30, 2014, Customers Bancorp had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk.

Derivatives Not Designated as Hedging Instruments

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating rate loan to a fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At September 30, 2014, the Bancorp had 42 interest rate swaps with an aggregate notional amount of $249.6 million related to this program. At December 31, 2013, the Bancorp had 28 interest rate swaps with an aggregate notional amount of $150.3 million related to this program.

The Bank enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At September 30, 2014 and December 31, 2013, the Bank had an outstanding notional balance of residential mortgage loan commitments of $1.8 million and $7.1 million, respectively.

During first quarter 2014, the Bank purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At September 30, 2014, the Bank had an outstanding notional balance of credit derivatives of $13.4 million.

Fair Value of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Bancorp’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$0	Other liabilities	$296

Total		$0		$296

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,556	Other liabilities	$5,831
Credit contracts	Other assets	129	Other liabilities	0
Residential mortgage loan commitments	Other assets	35	Other liabilities	0

Total		$5,720		$5,831

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,523	Other liabilities	$3,537
Residential mortgage loan commitments	Other assets	240	Other liabilities	0

Total		$3,763		$3,537

Effect of Derivative Instruments on Comprehensive Income

The following tables present the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$47
Credit contracts	Other non-interest income	(4)
Residential mortgage loan commitments	Mortgage loan and banking income	(19)

Total		$24

	Three Months Ended September 30, 2013
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$38

	Nine Months Ended September 30, 2014
	Income Statement Location	Amount of Loss Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$686
Credit contracts	Other non-interest income	(139)
Residential mortgage loan commitments	Mortgage loan and banking income	(205)

Total		$342

	Nine Months Ended September 30, 2013
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$236

Three Months Ended September 30, 2014
		Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives (Effective Portion) (1)	Income (Effective Portion)	Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$426	Interest expense	$0

Nine Months Ended September 30, 2014
		Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives (Effective Portion) (1)	Income (Effective Portion)	Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(196)	Interest expense	$0

(1)	Net of taxes

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

Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of September 30, 2014, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $6.1million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties, and at September 30, 2014 had posted $7.0 million of cash as collateral. The Bancorp records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

Offsetting of Financial Assets and Derivative Assets

At September 30, 2014

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$108	$0	$108	$108	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities

At September 30, 2014

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$6,026	$0	$6,026	$108	$5,918	$0

Offsetting of Financial Assets and Derivative Assets

At December 31, 2013

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$392	$0	$392	$392	$0	$0

Offsetting of Financial Liabilities and Derivative Liabilities

At December 31, 2013

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$3,191	$0	$3,191	$392	$2,799	$0

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

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three and nine months ended September 30, 2014. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2013 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended September 30, 2014.

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

Third Quarter Events of Note

Following a successful 2013 and first half of 2014, Customers Bancorp continued its strong performance through third quarter 2014. Most notably, total assets were $6.5 billion at September 30, 2014, an increase of $0.9 billion from June 30, 2014 and $2.4 billion from December 31, 2013. During third quarter 2014, the Bancorp achieved significant organic loan and deposit growth as loan balances increased $0.8 billion and deposits grew $0.6 billion. During third quarter 2014, multi-family loans increased $357 million, commercial loans (including commercial real estate) increased $256 million and warehouse loans increased $187 million. Asset quality remained high and capital ratios exceeded levels established for “well-capitalized” banks. Financial results for third quarter 2014 included strong earnings of $11.7 million, a record high, or $0.42 per diluted share. Return on average common equity continued to trend upwards, reaching 11.0% for third quarter 2014, and the efficiency ratio declined to 54.5%. During the quarter, Customers sold approximately $100 million of multi-family loans in a market-based transaction, which resulted in a gain on sale of $0.7 million.

Results of Operations

Third Quarter 2014 Compared to Third Quarter 2013

Net income available to common shareholders increased $3.4 million (41.0%) to $11.7 million for the three months ended September 30, 2014, compared to $8.3 million for the three months ended September 30, 2013. The increased net income resulted from increased net interest income of $13.0 million, decreased income tax expense of $0.6 million and increased non-interest income of $0.4 million, partially offset by increased non-interest expense of $6.3 million, and increased provision for loan losses of $4.3 million.

Net interest income increased $13.0 million (47.9%) for the three months ended September 30, 2014 to $40.2 million, compared to $27.2 million for the three months ended September 30, 2013. This increase resulted principally from an increase in average loan balances of $2.0 billion, offset in part by a 31 basis point decrease in average yields on interest earning assets to 3.55% net of a 1 basis point decrease in the cost of funding. The reduced yields are primarily driven by a decrease in market interest rates on loans, payoffs on maturing higher yielding loans, and growth of multi-family loans, which have higher credit quality but yield less than the average yield on the current loan portfolio.

The provision for loan losses increased by $4.3 million to $5.0 million for the three months ended September 30, 2014, compared to $0.8 million for the same period in 2013. The increase in the provision for loan losses during third quarter 2014 was primarily driven by growth in the portfolio of loans held for investment and reduced estimated benefits from the FDIC loss sharing receivable.

Non-interest income increased $0.4 million during the three months ended September 30, 2014 to $5.1 million, compared to $4.7 million for the three months ended September 30, 2013. The increase in 2014 was primarily attributable to the gain on sale of loans (up $0.7 million), income from bank owned life insurance (up $0.4 million), mortgage loan and banking income (up $0.2 million), partially offset by a decrease in mortgage warehouse transactional fees (down $0.9 million).

Non-interest expense increased $6.3 million during the three months ended September 30, 2014 to $24.7 million, compared to $18.3 million during the three months ended September 30, 2013. Expenses increased in 2014 principally for salaries and employee benefits as staffing levels grew to support the growing business (up $3.1 million), assessment for FDIC insurance and other regulatory fees as the Bank grew and other costs were incurred (up $2.2 million), occupancy as the business expansion into new markets and increased activity in existing markets required additional facilities (up $0.6 million), professional services for loan workout, litigation, and other general regulatory matters (up $0.5 million), and technology, communication and bank operations to further support and build infrastructure (up $0.4 million), partially offset by decreased expenses associated with loan workout fees (down $0.5 million).

Income tax expense decreased $0.6 million in the three months ended September 30, 2014 to $3.9 million, compared to $4.5 million in the same period of 2013. The decrease in the income tax expense was primarily due to an adjustment that resulted from a return to provision and deferred tax analysis performed in the third quarter 2014.

Net Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings. The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$244,013	$154	0.25%	$230,992	$148	0.26%
Investment securities, taxable (A)	421,213	2,361	2.24	235,927	1,423	2.41
Loans held for sale	1,014,068	8,503	3.33	985,050	9,495	3.82
Loans, taxable (B)	3,950,977	39,446	3.96	1,982,117	22,363	4.48
Loans, non-taxable (B)	26,430	194	2.91	17,729	122	2.73
Other interest-earning assets	83,313	640	3.05	22,805	194	3.37

Total interest earning assets	5,740,014	51,298	3.55	3,474,620	33,745	3.86

Non-interest earning assets	238,223			158,661

Total assets	$5,978,237			$3,633,281

Liabilities
Interest checking	$58,734	$94	0.63%	$47,569	$47	0.38%
Money market	1,741,007	2,599	0.59	1,148,895	2,046	0.71
Other savings	42,117	43	0.40	32,576	39	0.47
Certificates of deposit	1,426,644	3,443	0.96	1,332,815	3,338	0.99

Total interest bearing deposits	3,268,502	6,179	0.75	2,561,855	5,470	0.85
Borrowings	1,674,576	4,905	1.17	244,149	1,077	1.76

Total interest-bearing liabilities	4,943,078	11,084	0.89	2,806,004	6,547	0.93

Non-interest-bearing deposits	596,497			439,276

Total deposits & borrowings	5,539,575		0.79	3,245,280		0.80
Other non-interest bearing liabilities	16,596			4,993

Total liabilities	5,556,171			3,250,273
Shareholders’ Equity	422,066			383,008

Total liabilities and shareholders’ equity	$5,978,237			$3,633,281

Net interest earnings		40,214			27,198
Tax-equivalent adjustment (C)		104			66

Net interest earnings		$40,318			$27,264

Interest spread			2.75%			3.05%

Net interest margin			2.78%			3.11%

Net interest margin tax equivalent (C)			2.79%			3.11%

(A)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax-equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Three Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$(3)	$9	$6
Investment securities	(109)	1,047	938
Loans held for sale	(1,265)	273	(992)
Loans, taxable	(2,839)	19,922	17,083
Loans, non-taxable	8	64	72
Other interest-earning assets	(20)	466	446

Total interest income	(4,228)	21,781	17,553
Interest expense:
Interest checking	36	11	47
Money market deposit accounts	(373)	926	553
Savings	(6)	10	4
Certificates of deposit	(124)	229	105

Total interest bearing deposits	(467)	1,176	709
Borrowings	(484)	4,312	3,828

Total interest expense	(951)	5,488	4,537

Net interest income	$(3,277)	$16,293	$13,016

Net interest income for the three months ended September 30, 2014 was $40.2 million, an increase of $13.0 million, or 47.9%, when compared to net interest income of $27.2 million for the three months ended September 30, 2013. This net increase was primarily the result of an increase of $2.3 billion in average interest-earning assets, offset by a decrease of 31 basis points in the average yield on interest-earning assets. As shown in the table above, both rate and volume changes within “Loans, taxable” had a significant effect on net interest income. Within “Loans, taxable,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$1.2 billion increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$579.0 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio, including owner occupied commercial real estate loans.

These particular increases in loan volume were the result of concentrated efforts by Customers Bank’s lending teams to execute an organic growth strategy.

Average interest-bearing liabilities for the three months ended September 30, 2014 increased by $2.1 billion when compared to average interest-bearing liabilities for the three months ended September 30, 2013. The related average cost of interest-bearing liabilities decreased 4 basis points; and the net impact of the increased volume and the decreased rate was a decrease of $4.5 million in net interest income. As shown in the table above, primarily volume changes within “Borrowings” had a significant effect on net interest income. Within “Borrowings,” changes in the following categories were responsible for the net increase in the volume of borrowings:

•	$1.1 billion increase in the average balance of short-term FHLB advances; and

•	$157.4 million increase in the average balance of subordinated and senior debt due to the issuances of $135.0 million in June 2014 and $63.3 million in July and August 2013.

The key measure of net interest income is net interest margin. Customers’ net interest margin (tax equivalent) decreased 32 basis points to 2.79% for the three months ended September 30, 2014 when compared to the net interest margin (tax equivalent) of 3.11% for the same period in 2013. The decrease resulted primarily from a decrease in the average yield on “Loans, taxable” from 4.48% to 3.96%, due to the maturity of higher-yielding loans and the growth of multi-family loan products, which have higher credit quality but yield less than the average yield on the third quarter 2013 loan portfolio.

Provision for Loan Losses

Customers Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2014, approximately 0.81% of the loan portfolio was covered under loss sharing agreements with the FDIC. Charge-offs incurred on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the FDIC loss sharing arrangements reach their contractual maturities and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The FDIC loss sharing arrangements for non-single family loans expire in third quarter 2015. The loss sharing arrangements for single family loans expire in third quarter 2020.

The provision for loan losses increased by $4.3 million to $5.0 million for the three months ended September 30, 2014, compared to $0.8 million for the same period in 2013. The increase in the 2014 provision was principally the result of growth in the portfolio of loans held for investment and a reduced benefit expected to be collected from the FDIC as the loss sharing arrangements for the non-single family loans approach their contractual maturity.

For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income

The table below presents the components of non-interest income for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
(amounts in thousands)
Mortgage warehouse transactional fees	$2,154	$3,090
Bank-owned life insurance	976	615
Gain (loss) on sale of loans	695	(6)
Mortgage loan and banking income	212	50
Deposit fees	192	198
Other	873	714

Total non-interest income	$5,102	$4,661

Non-interest income increased $0.4 million during the three months ended September 30, 2014 to $5.1 million, compared to $4.7 million for the three months ended September 30, 2013. The increase in 2014 was primarily attributable to the gain on sale of loans, which resulted from the sale of multi-family loans in a market-based transaction (up $0.7 million), income from bank-owned life insurance (up $0.4 million) as a result of increased purchases during 2014, mortgage loan and banking income (up $0.2 million), partially offset by a decrease in mortgage warehouse transactional fees (down $0.9 million).

Non-Interest Expense

The table below presents the components of non-interest expense for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
(amounts in thousands)
Salaries and employee benefits	$12,070	$8,963
FDIC assessments, taxes and regulatory fees	3,320	1,105
Occupancy	2,931	2,289
Professional services	1,671	1,191
Technology, communications and bank operations	1,485	1,121
Other real estate owned	603	401
Loan workout	388	928
Advertising and promotion	261	450
Other	1,950	1,899

Total non-interest expense	$24,679	$18,347

Non-interest expense was $24.7 million for the three months ended September 30, 2014, an increase of $6.3 million from non-interest expense of $18.3 million for the three months ended September 30, 2013.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $3.1 million (34.7%) to $12.1 million for the three months ended September 30, 2014. The primary reason for this increase was an increase in the number of employees from 356 full-time equivalents at September 30, 2013 to 400 full-time equivalents at September 30, 2014. This was directly related to the need for additional employees to support our organic growth and expansion into new markets. More specifically, the increased headcount is needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios.

FDIC assessments, taxes and regulatory fees increased by $2.2 million, or 200.5%, to $3.3 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, growth of the Bank and increased deposit premiums and other regulatory and filing fees.

Occupancy expense increased by $0.6 million, or 28.0%, rising to $2.9 million for the three months ended September 30, 2014 from $2.3 million for the three months ended September 30, 2013. This increase was driven by the business expansion into new markets and increased activity in existing markets which required additional facilities.

Professional services expense increased by $0.5 million, or 40.3%, to $1.7 million for the three months ended September 30, 2014 from $1.2 million for the three months ended September 30, 2013. This increase was primarily attributable to higher legal and consulting expenses in 2014 related to loan workout, litigation and other general regulatory matters.

Technology, communication and bank operations increased by $0.4 million, or 32.5%, rising to $1.5 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013. The primary reason for this increase was related to building the infrastructure to support growth through increased technology improvements and upgrades as well as the costs related to expanding technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

Loan workout expense decreased $0.5 million, or 58.2%, falling to $0.4 million for the three months ended September 30, 2014 from $0.9 million for the three months ended September 30, 2013. Loan workout expenses fluctuate based on the level of non-performing loans and expenses incurred for delinquent loans.

Income Taxes

Income tax expense was $3.9 million and $4.5 million, respectively, for the three months ended September 30, 2014 and 2013. The decrease in 2014 was primarily due to an adjustment of $1.5 million that resulted from a return to provision and deferred tax analysis performed in the third quarter 2014. This adjustment resulted in an effective tax rate of 25% for the three months ended September 30, 2014, compared to an effective tax rate of 35% for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Customers Bancorp had net income available to common shareholders of $30.0 million for the nine months ended September 30, 2014, compared to $23.7 million for the nine months ended September 30, 2013, an increase of $6.4 million, or 26.8%. Diluted earnings per share were $1.08 for the nine months ended September 30, 2014 and $0.98 for the nine months ended September 30, 2013, an earnings increase of $0.10 per share.

Net-Interest Income

Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with other banks, and interest paid on deposits and borrowings) is the primary source of our earnings. The following table summarizes net interest income and the related spread and margin for the periods indicated:

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$214,215	$403	0.25%	$194,903	$370	0.25%
Investment securities, taxable (A)	461,708	7,944	2.29	187,178	3,334	2.37
Loans held for sale	787,509	20,301	3.45	1,088,641	31,536	3.87
Loans, taxable (B)	3,433,885	102,677	4.00	1,688,317	57,489	4.55
Loans, non-taxable (B)	25,045	539	2.88	14,604	291	2.66
Other interest-earning assets	61,961	1,402	3.03	27,216	419	2.06

Total interest earning assets	4,984,323	133,266	3.57	3,200,859	93,439	3.90

Non-interest earning assets	220,389			126,331

Total assets	$5,204,712			$3,327,190

Liabilities
Interest checking	$58,479	$240	0.55%	$42,561	$131	0.41%
Money market	1,594,472	7,315	0.61	1,067,288	5,600	0.70
Other savings	41,920	133	0.42	29,652	109	0.49
Certificates of deposit	1,333,594	9,633	0.97	1,268,529	9,902	1.04

Total interest bearing deposits	3,028,465	17,321	0.76	2,408,030	15,742	0.87
Borrowings	1,136,675	9,008	1.06	258,021	1,757	0.91

Total interest-bearing liabilities	4,165,140	26,329	0.84	2,666,051	17,499	0.88

Non-interest-bearing deposits	615,956			321,935

Total deposits & borrowings	4,781,096		0.74	2,987,986		0.78
Other non-interest bearing liabilities	14,963			10,898

Total liabilities	4,796,059			2,998,884
Shareholders’ equity	408,653			328,306

Total liabilities and shareholders’ equity	$5,204,712			$3,327,190

Net interest earnings		106,937			75,940
Tax equivalent adjustment (C)		290			157

Net interest earnings		$107,227			$76,097

Interest spread			2.84%			3.12%

Net interest margin			2.87%			3.17%

Net interest margin tax equivalent (C)			2.88%			3.18%

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Nine Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$(4)	$37	$33
Investment securities	(116)	4,726	4,610
Loans held for sale	(3,199)	(8,036)	(11,235)
Loans, taxable	(7,773)	52,961	45,188
Loans, non-taxable	25	223	248
Other interest-earning assets	265	718	983

Total interest income	(10,802)	50,629	39,827
Interest expense:
Interest checking	51	58	109
Money market deposit accounts	(773)	2,488	1,715
Savings	(17)	41	24
Certificates of deposit	(761)	492	(269)

Total interest bearing deposits	(1,500)	3,079	1,579
Borrowings	332	6,919	7,251

Total interest expense	(1,168)	9,998	8,830

Net interest income	$(9,634)	$40,631	$30,997

Net interest income for the nine months ended September 30, 2014 was $106.9 million, an increase of $31.0 million, or 40.8%, when compared to net interest income of $75.9 million for the nine months ended September 30, 2013. This net increase was primarily the result of an increase of $1.8 billion in average interest-earning assets, offset by a decrease of 33 basis points in the average yield on interest-earning assets. As shown in the table above, both rate and volume changes within “Loans, taxable” had a significant effect on net interest income. Within “Loans, taxable,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$1.0 billion increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$484.9 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio, including owner occupied commercial real estate loans.

These particular increases in loan volume were the result of concentrated efforts by Customers Bank’s lending teams to execute an organic growth strategy.

Average interest-bearing liabilities for the nine months ended September 30, 2014 increased by $1.5 billion when compared to average interest-bearing liabilities for the nine months ended September 30, 2013. The related average cost of interest-bearing liabilities decreased 4 basis points; and the net impact of the increased volume and the decreased rate was a decrease of $8.8 million in net interest income. As shown in the table above, primarily volume changes within “Borrowings” had a significant effect on net interest income. Within “Borrowings,” changes in the following categories were responsible for the net increase in the volume of borrowings:

•	$728.3 million increase in the average balance of short-term FHLB advances; and

•	$97.5 million increase in the average balance of subordinated and senior debt due to the issuances of $135.0 million in June 2014 and $63.3 million in July and August 2013.

The key measure of net interest income is net interest margin. Customers’ net interest margin (tax equivalent) decreased 30 basis points to 2.88% for the nine months ended September 30, 2014 when compared to the net interest margin (tax equivalent) of 3.18%

for the same period in 2013. The decrease resulted primarily from a decrease in the average yield on “Loans, taxable” from 4.55% to 4.00%, due to the maturity of higher-yielding loans and the growth of multi-family loan products, which have higher credit quality but yield less than the average yield on the loan portfolio through the first nine months of 2013.

Provision for Loan Losses

Customers Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2014, approximately 0.81% of the total loan portfolio (including loans held for sale) was covered under loss sharing agreements with the FDIC. Charge-offs incurred on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the FDIC loss sharing arrangements reach their contractual maturities and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The FDIC loss sharing arrangements for non-single family loans expire in third quarter 2015. The loss sharing arrangements for single family loans expire in third quarter 2020.

The provision for loan losses increased by $9.5 million to $12.3 million for the nine months ended September 30, 2014, compared to $2.7 million for the same period in 2013. The increase in the provision was primarily attributable to significant organic loan growth in the held-for-investment loan portfolio during the first nine months of 2014 and a reduced benefit expected to be collected from the FDIC as the loss sharing arrangements for the non-single family loans approach their contractual maturity.

Non-Interest Income

The chart below shows our results in the various components of non-interest income for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
(amounts in thousands)
Mortgage warehouse transactional fees	$6,128	$10,626
Bank-owned life insurance	2,646	1,658
Gain on sale of loans	1,266	402
Mortgage loan and banking income	2,175	50
Deposit fees	618	487
Gain on sale of investment securities	3,191	0
Other	3,298	1,784

Total non-interest income	$19,322	$15,007

Non-interest income was $19.3 million for the nine months ended September 30, 2014, an increase of $4.3 million from $15.0 million for the nine months ended September 30, 2013. This increase was primarily the result of gains realized on the sale of available-for-sale investment securities (up $3.2 million), increased mortgage loan and banking income, which includes a gain realized from the sale of mortgage loans acquired from Flagstar Bank (up $2.1 million), higher income from bank-owned life insurance (up $1.0 million) resulting from increased purchases during 2014, increased gains on the sale of loans (up $0.9 million) driven by larger gains realized from the sale of SBA loans of $0.2 million and a gain of $0.7 million realized from the sale of multi-family loans, and increased other income (up $1.5 million) mainly driven by management advisory fees of $1.3 million earned in conjunction with an equity investment in a foreign entity that was made during the third quarter of 2013 and increased fees earned by executing interest rate swaps with commercial banking customers. These increases were offset by a decrease of $4.5 million in mortgage warehouse transactional fees, which is consistent with the decline in our mortgage warehouse activity from 2013 and increased competition for this business reducing fees.

Non-Interest Expense

The below chart shows ours results in the various components of non-interest expense for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
(amounts in thousands)
Salaries and employee benefits	$33,012	$24,868
FDIC assessments, taxes and regulatory fees	8,529	3,510
Occupancy	8,162	6,309
Professional services	5,834	3,149
Technology, communication and bank operations	4,666	3,023
Other real estate owned	1,845	962
Loan workout	1,306	1,674
Advertising and promotion	1,104	973
Loss contingency	0	2,000
Other	6,592	5,254

Total non-interest expenses	$71,050	$51,722

Non-interest expense was $71.1 million for the nine months ended September 30, 2014, an increase of $19.3 million when compared to $51.7 million for the same period in 2013.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased by $8.1 million, or 32.8%, to $33.0 million for the nine months ended September 30, 2014. This increase was primarily driven by increased headcount as Customers recruited larger lending, support, risk management and compliance teams over the past year in support of a greater level of business activities in existing and expanding markets.

FDIC assessments, taxes and regulatory fees increased by $5.0 million, or 143.0% to $8.5 million for the nine months ended September 30, 2014 from $3.5 million for the nine months ended September 30, 2013. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, growth of the Bank and increased deposit premiums and other regulatory and filing fees.

Occupancy expense increased $1.9 million, or 29.4%, to $8.2 million for the nine months ended September 30, 2014 from $6.3 million for the same period in 2013. This increase was driven by the business expansion into new markets and increased activity in existing markets which required additional facilities.

Professional services expense increased $2.7 million, or 85.3%, to $5.8 million for the nine months ended September 30, 2014 when compared to $3.1 million for the same period in 2013. This increase was primarily attributable to legal and consulting expenses incurred in 2014 related to loan workout, litigation and other general regulatory matters.

Technology, communications, and bank operations expense increased $1.6 million, or 54.4%, to $4.7 million for the nine months ended September 30, 2014 from $3.0 million for the same period in 2013. The primary reason for this increase was related to building the infrastructure to support growth through increased technology improvements and upgrades as well as the costs related to expanding technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.

In March 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million. The Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold during 2013. In addition, the Bank recorded $1.5 million in cash from the alleged perpetrator in 2013. During 2013, a loss contingency expense of $2.0 million was provided, resulting in a net amount of $0.7 million classified in other assets as of September 30, 2014.

Other expense increased $1.3 million, or 25.5%, to $6.6 million for the nine months ended September 30, 2014 from $5.3 million for the same period in 2013. The Company experienced higher expenses in most categories due to the expansion of the franchise which contributed to the overall increase in other expenses.

Income Taxes

Income tax expense was $12.9 million and $12.8 million, respectively, for the nine months ended September 30, 2014 and 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was approximately 30 percent and 35 percent, respectively. The decrease in the effective tax rate in 2014 was primarily due to an adjustment of $1.5 million that resulted from a return to provision and deferred tax analysis performed in the third quarter 2014.

Financial Condition

General

Total assets were $6.5 billion at September 30, 2014. This represented a $2.4 billion, or 57.3%, increase from $4.2 billion at December 31, 2013. The major change in our financial position occurred as the result of organic growth in our loan portfolio, which increased by 73.6%, or $2.3 billion to $5.5 billion at September 30, 2014 from $3.1 billion at December 31, 2013.

The main driver of the increase in loans was primarily from the expansion of multi-family loans, which increased by $1.1 billion (103.7%) to $2.2 billion at September 30, 2014 from $1.1 billion at December 31, 2013. Additionally, commercial real estate and commercial and industrial loans increased by $549.3 million (50.5%) to $1.6 billion at September 30, 2014 from $1.1 billion at December 31, 2013.

Total liabilities were $6.1 billion at September 30, 2014. This represented a $2.3 billion, or 62.1%, increase from $3.8 billion at December 31, 2013. The increase in total liabilities was due to a higher level of deposits at September 30, 2014 compared to December 31, 2013. Total deposits grew by $1.3 billion (44.7%) to $4.3 billion at September 30, 2014 from $3.0 billion at December 31, 2013. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. These broker networks provide low-cost funding alternatives to retail deposits and increase the diversity of the Bank’s sources of funds. The increase in bank deposits was largely due to the seasonal inflow of student deposits and growth in money market deposit accounts, primarily brokered accounts.

The following table sets forth certain key condensed balance sheet data:

	September 30, 2014	December 31, 2013
(amounts in thousands)
Cash and cash equivalents	$331,306	$233,068
Investment securities, available for sale	409,303	497,573
Loans held for sale, (includes $1,231,039 and $747,593, respectively, at fair value)	1,395,720	747,593
Loans receivable not covered under FDIC Loss Sharing Agreements	4,065,672	2,398,353
Loans receivable covered under FDIC Loss Sharing Agreements	44,463	66,725
Total loans receivable, net of the allowance for loan losses	4,079,052	2,441,080
Total assets	6,532,435	4,153,173
Total deposits	4,284,140	2,959,922
Federal funds purchased	0	13,000
FHLB advances	1,594,500	706,500
Other borrowings	88,250	63,250
Subordinated debt	112,000	2,000
Total liabilities	6,106,636	3,766,550
Total shareholders’ equity	425,799	386,623
Total liabilities and shareholders’ equity	6,532,435	4,153,173

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $89.7 million at September 30, 2014. This represents a $29.0 million increase from $60.7 million at December 31, 2013. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $241.6 million and $172.4 million at September 30, 2014 and December 31, 2013, respectively.

Investment Securities

The investment securities portfolio is an important source of interest income and liquidity. At September 30, 2014, investments consisted of mortgage-backed securities (principally guaranteed by an agency of the United States government) and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.

At September 30, 2014, our investment securities were $409.3 million compared to $497.6 million at December 31, 2013. The decrease was primarily the result of our sale of securities to strategically reduce interest rate risk by shortening the duration of the investment securities’ term.

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

Mortgage warehouse loans and certain residential and multi-family loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $1.4 billion at September 30, 2014 and $0.7 billion at December 31, 2013. Loans held for sale are not included in the loan receivable amounts. The increase in loans held for sale was primarily driven by an increase in mortgage warehouse loans of $0.5 billion and the reclassification of $164.7 million of multi-family loans from held for investment to held for sale because the Company was actively marketing these loans and no longer had the intent to retain these loans in its portfolio. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.

Loans receivable, net, increased by $1.6 billion to $4.1 billion at September 30, 2014 from $2.4 billion at December 31, 2013. The multi-family/commercial real estate loan balance increased due to the focus on this element of Customers’ organic growth strategy. Offsetting these increases in part was the loan runoff for purchased-credit-impaired and covered loans. The composition of loans receivable as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
(amounts in thousands)
Construction	$6,755	$14,627
Commercial real estate/multi-family	18,366	24,258
Commercial and industrial	3,520	5,814
Residential real estate	12,769	18,733
Manufactured housing	3,053	3,293

Total loans receivable covered under FDIC loss sharing agreements (1)	44,463	66,725
Construction	56,603	36,901
Commercial real estate/multi-family	3,153,980	1,835,186
Commercial and industrial	432,917	239,509
Mortgage warehouse	8	866
Manufactured housing	129,798	139,471
Residential real estate	290,621	145,188
Consumer	1,684	2,144

Total loans receivable not covered under FDIC loss sharing agreements	4,065,611	2,399,265

Total loans receivable	4,110,074	2,465,990
Deferred (fees) costs, net (2)	61	(912)
Allowance for loan losses	(31,083)	(23,998)

Loans receivable, net	$4,079,052	$2,441,080

(1)	Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing arrangements with the FDIC are referred to as “covered loans” throughout this Management’s Discussion and Analysis.
(2)	Includes $3.5 million and $0.6 million of amortized premiums on purchased loans at September 30, 2014 and December 31, 2013, respectively.

Credit Risk

Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing prudent underwriting standards, collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added, to the allowance for loan losses when and as appropriate, but at least quarterly. The allowance for loan losses is evaluated at least quarterly.

The provision for loan losses was $12.3 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $31.1 million, or 0.8% of non-covered loans receivable, at September 30, 2014, $26.8 million, or 1.3% of non-covered loans receivable, at September 30, 2013, and $24.0 million, or 1.0% of non-covered loans receivable, at December 31, 2013. The coverage ratio declined largely due to the decrease in non-performing loans as a result of net-charge-offs ($3.2 million for the twelve months ended September 30, 2014), transfers to other real estate owned, sustained performance improvements that led to lower reserve factors for commercial, multi-family and residential mortgage loans, and the growth of the multi-family loan portfolio which draws only a 40 basis point reserve level based on its historical payment experience. Net charge-offs were $1.8 million for the nine months ended September 30, 2014, a decrease of $3.7 million compared to the same period in 2013. The Bank had approximately $44.5 million in loans that were covered under loss share arrangements with the FDIC as of September 30, 2014 compared to $66.7 million as of December 31, 2013. The Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.

The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(amounts in thousands)
Balance at the beginning of the period	$28,186	$28,142	$23,998	$25,837
Loan charge-offs
Construction	284	0	284	1,470
Commercial real estate	278	851	1,438	2,742
Commercial and industrial	91	1,311	536	1,407
Residential real estate	139	116	442	315
Consumer and other	0	16	33	16

Total Charge-offs	792	2,294	2,733	5,950
Loan recoveries
Construction	4	0	7	0
Commercial real estate	369	186	395	246
Commercial and industrial	67	16	292	181
Residential real estate	23	0	265	7
Consumer and other	4	0	6	9

Total Recoveries	467	202	965	443

Total net charge-offs	325	2,092	1,768	5,507
Provision for loan losses	3,222	750	8,853	6,470

Balance at the end of the period	$31,083	$26,800	$31,083	$26,800

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

Customers’ methodology includes an evaluation of loss potential from individual problem credits (potentially impaired loans), as well as a general reserve for the portfolio considering anticipated specific and general economic factors that may positively or adversely affect collectability. This assessment includes a review of changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions that may affect borrowers’ ability to repay, and other factors that may warrant consideration in estimating the reserve. In addition, the Bancorp’s internal auditors, loan review, and various regulatory agencies periodically review the adequacy of the allowance as an integral part of their work responsibilities or examination process. Customers Bancorp may be asked to recognize additions or reductions to the allowance for loan losses based on their judgments of information available at the time of their examination.

Nearly 90% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values may have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than two years before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.

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

Asset Quality

Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers further divides originated loans into two categories: those originated prior to the current underwriting standards in 2009 (“Legacy”) and those originated subject to those standards post 2009 (“Total Originated Loans”), and purchased loans into two categories: those purchased credit impaired, and those not acquired credit impaired. Management believes that this additional information provides for a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan losses. Credit losses from acquired loans are absorbed by the allowance for loan losses and cash reserves, as described below. The schedule below includes both loans held for sale and loans held for investment.

Asset Quality at September 30, 2014
Loan Type	Total Loans	PCI Loans (1)	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Legacy Originated Loans
Loans	$57,615	$0	$51,655	$782	$0	$5,178	$6,464	$11,642	8.99	18.17
TDRs	1,661	0	1,004	0	0	657	0	657	39.55	39.55

Total Legacy Loans	59,276	0	52,659	782	0	5,835	6,464	12,299	9.84	18.71

Originated Loans
Warehouse –Repo	34,533	0	34,533	0	0	0	0	0	0.00	0.00
Manufactured Housing	4,382	0	4,296	25	0	61	0	61	1.39	1.39
Commercial	1,401,490	0	1,399,680	146	0	1,664	335	1,999	0.12	0.14
Multi-family	1,993,431	0	1,993,431	0	0	0	0	0	0.00	0.00
Consumer/Mortgage	121,811	0	121,811	0	0	0	0	0	0.00	0.00
CRA	35,863	0	35,602	110	0	151	0	151	0.42	0.42
TDRs	557	0	557	0	0	0	0	0	0.00	0.00

Total Originated Loans	3,592,067	0	3,589,910	281	0	1,876	335	2,211	0.05	0.06

Acquired Loans
Berkshire	9,250	0	7,802	98	0	1,350	425	1,775	14.59	18.35
FDIC –Covered	31,412	0	27,333	18	0	4,061	10,208	14,269	12.93	34.28
FDIC – Non-covered	9	0	9	0	0	0	0	0	0.00	0.00
Manufactured Housing 2010	70,004	0	65,408	4,596	0	0	0	0	0.00	0.00
Manufactured Housing 2011	0	0	0	0	0	0	323	323	0.00	100.0
Manufactured Housing 2012	48,729	0	42,710	1,937	4,082	0	0	0	0.00	0.00
Flagstar (Commercial)	126,742	0	126,742	0	0	0	0	0	0.00	0.00
Flagstar (Residential)	109,294	0	109,294	0	0	0	0	0	0.00	0.00
TDRs	3,258	0	2,332	93	0	833	0	833	25.57	25.57

Total Acquired Loans	398,698	0	381,630	6,742	4,082	6,244	10,956	17,200	1.57	4.20

Acquired PCI Loans
Berkshire	43,571	43,571	39,235	79	4,257	0	0	0	0.00	0.00
FDIC –Covered	12,515	12,515	4,175	28	8,312	0	0	0	0.00	0.00
Manufactured Housing 2011	4,257	4,257	2,197	328	1,732	0	0	0	0.00	0.00

Total Acquired PCI Loans	60,343	60,343	45,607	435	14,301	0	0	0	0.00	0.00

Unamortized fees, expenses, premiums and discounts	(249)	0	(249)	0	0	0	0	0

Total Loans Held for Investment	4,110,135	60,343	4,069,557	8,240	18,383	13,955	17,755	31,710	0.34	0.77
Total Loans Held for Sale	1,395,720	0	1,395,720	0	0	0	0	0

Total Portfolio	$5,505,855	$60,343	$5,465,277	$8,240	$18,383	$13,955	$17,755	$31,710	0.25	0.57

(1)	Purchased-credit-impaired (“PCI”) loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.

Asset Quality at September 30, 2014 (continued)
Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)

Legacy Originated Loans
Loans	$57,615	$5,178	$2,943	$0	$2,943	5.11	56.83
TDRs	1,661	657	88	0	88	5.30	13.39

Total Legacy Originated Loans	59,276	5,835	3,031	0	3,031	5.11	51.94

Originated Loans
Warehouse – Repo	34,533	0	259	0	259	0.75	0.00
Manufactured Housing	4,382	61	88	0	88	2.01	0.00
Commercial	1,401,490	1,664	10,213	0	10,213	0.73	613.76
Multi-family	1,993,431	0	7,974	0	7,974	0.40	0.00
Consumer/Mortgage	121,811	0	433	0	433	0.36	0.00
CRA	35,863	151	242	0	242	0.67	0.00
TDRs	557	0	0	0	0	0.00	0.00

Total Originated Loans	3,592,067	1,876	19,209	0	19,209	0.53	1023.88

Acquired Loans
Berkshire	9,250	1,350	342	0	342	3.70	25.33
FDIC – Covered	31,412	4,061	529	0	529	1.68	13.00
FDIC – Non-covered	9	0	0	0	0	0.00	0.00
Manufactured Housing 2010	70,004	0	0	3,308	3,308	4.73	0.00
Manufactured Housing 2011	0	0	0	0	0	0.00	0.00
Manufactured Housing 2012	48,729	0	0	0	0	0.00	0.00
Flagstar (Commercial)	126,742	0	0	0	0	0.00	0.00
Flagstar (Residential)	109,294	0	0	0	0	0.00	0.00
TDRs	3,258	833	145	0	145	4.45	17.41

Total Acquired Loans	398,698	6,244	1,016	3,308	4,324	1.08	69.24

Acquired PCI Loans
Berkshire	43,571	0	5,416	0	5,416	12.44	0.00
FDIC – Covered	12,515	0	2,178	0	2,178	17.36	0.00
Manufactured Housing 2011	4,257	0	233	0	233	5.47	0.00

Total Acquired PCI Loans	60,343	0	7,827	0	7,827	12.97	0.00

Unamortized fees, expenses, premiums and discounts	(249)	0	0	0	0

Total Loans Held for Investment	4,110,135	13,955	31,083	3,308	34,391	0.84	246.44
Total Loans Held for Sale	1,395,720	0	0	0	0

Total Portfolio	$5,505,855	$13,955	$31,083	$3,308	$34,391	0.62	246.44

Originated Loans

Originated loans (excluding held-for-sale loans) totaled $3.7 billion, or 66.3%, of total loans at September 30, 2014, compared to $2.1 billion, or 64.2%, at December 31, 2013. Of the total originated loans at September 30, 2014, $3.6 billion, or 98.4%, were originated post 2009, when the new management team adopted new underwriting standards that management believes better limits risks of loss. Only $1.9 million, or 0.05%, of the post 2009 loans were non-performing at September 30, 2014. Of the total originated loans at December 31, 2013, $2.0 billion, or 96.3%, were originated post 2009. Only $0.5 million, or 0.03%, of the post 2009 loans were non-performing at December 31, 2013. The post 2009 originated loans were supported by an allowance for loan losses of $19.2 million (0.53% of post 2009 originated loans) and $10.7 million (0.54% of post 2009 originated loans), respectively, at September 30, 2014 and December 31, 2013.

Legacy loans declined $16.8 million to $59.3 million at September 30, 2014, compared to $76.0 million at December 31, 2013. Non-performing Legacy loans also declined from $10.2 million at December 31, 2013 to $5.8 million at September 30, 2014 as Customers continued to workout the losses in this portfolio. The Legacy originated loans were supported by an allowance for loan losses of $3.0 million (5.11% of Legacy loans) and $2.4 million (3.21% of Legacy loans), respectively, at September 30, 2014 and December 31, 2013.

Acquired Loans

At September 30, 2014, Customers Bank reported $0.5 billion of acquired loans, which was 8.3% of total loans, compared to $0.4 billion, or 12.6%, of total loans at December 31, 2013. Non-performing acquired loans totaled $6.2 million at September 30, 2014 and $8.5 million at December 31, 2013. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $70.0 million were supported by a $3.3 million cash reserve at September 30, 2014, compared to $74.7 million supported by a cash reserve of $3.1 million at December 31, 2013. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At September 30, 2014, $48.7 million of these loans were outstanding, compared to $53.5 million at December 31, 2013.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $12.2 million (2.65% of total acquired loans) and $13.9 million (3.43% of total acquired loans), respectively, at September 30, 2014 and December 31, 2013.

Held-for-Sale Loans

At September 30, 2014, loans held for sale were $1.4 billion, or 25.4%, of the total loan portfolio, compared to $0.7 billion, or 23.3% of the total loan portfolio at December 31, 2013. The loans held-for-sale portfolio at September 30, 2014 included $1.2 billion of loans to mortgage banking businesses, $164.7 million of multi-family loans and $4.1 million of residential mortgage loans, compared to $740.7 million of loans to mortgage banking businesses and $6.9 million of residential mortgages loans at December 31, 2013. Held-for-sale loans are carried on our balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.

The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At September 30, 2014 and December 31, 2013, non-performing loans to total loans were 0.25% and 0.60%, respectively. Total reserves to non-performing loans were 246.4% and 152.9%, respectively, at September 30, 2014 and December 2013.

Deposits

Customers Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits grew to $4.3 billion at September 30, 2014, an increase of $1.3 billion, or 44.7%, from $3.0 billion at December 31, 2013. Demand deposits were $770.7 million at September 30, 2014, compared to $536.1 million at December 31, 2013, an increase of $234.5 million, or 43.7%. These amounts were comprised primarily of non-interest bearing demand deposits. Savings, including MMDA totaled $2.0 billion at September 30, 2014, an increase of $732.7 million or 56.4%, primarily attributed to the increase in brokered savings accounts. Time deposits were $1.5 billion at September 30, 2014, an increase of $357.0 million or 31.7%. We experienced growth in retail deposits due primarily to exceptional sales behaviors, despite lower interest rates in 2014.

The components of deposits were as follows at the dates indicated:

	September 30, 2014	December 31, 2013
(amounts in thousands)
Demand	$770,664	$536,116
Savings, including MMDA	2,031,182	1,298,468
Time, $100,000 and over	783,346	797,322
Time, other	698,948	328,016

Total deposits	$4,284,140	$2,959,922

Borrowings

On June 26, 2014, Customers Bancorp, Inc. closed a private placement transaction in which it issued $25 million of 4.625% senior notes due 2019, and Customers Bank closed a private placement transaction in which it issued $110 million of fixed-to-floating-rate subordinated notes due 2029. The aggregate net proceeds from the sale of the notes totaled $133.1 million.

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

During the nine months ended September 30, 2014, Customers Bank borrowed $275 million of long-term FHLB advances. On May 13, 2014, $100 million was issued at a fixed rate of 1.04% with a maturity date of May 15, 2017. On May 20, 2014, there were two additional issuances of $50 million, at fixed rates of 0.54 % and 1.44%, maturing on May 20, 2016 and May 21, 2018, respectively. On September 9, 2014, $75 million was issued at a fixed rate of 1.30% with a maturity date of September 11, 2017.

Capital Adequacy and Shareholders’ Equity

Shareholders’ equity increased by $39.2 million to $425.8 million at September 30, 2014, from $386.6 million at December 31, 2013. Net income was $30.0 million for the nine months ended September 30, 2014. In addition, the recognition of stock-based compensation of $3.1 million and improvements in the fair values of available-for-sale securities of $5.3 million, offset in part by unrealized fair value losses on derivatives designated in cash flow hedge relationships, increased equity. Lastly, 47,095 shares of voting common stock were issued during the nine months ended September 30, 2014 to directors who were entitled to receive these as compensation for their service as a director of the Bancorp or the Bank, and 34,414 shares were issued under other share-based-compensation arrangements which resulted in a $0.9 million aggregate increase in shareholders’ equity.

We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At September 30, 2014, we met all capital adequacy requirements to which we were subject and were well capitalized.

The capital ratios for the Bank and the Bancorp at September 30, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$563,506	11.22%	$401,910	8.0%	N/A	N/A
Customers Bank	$589,714	11.81%	$399,448	8.0%	$499,310	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$422,423	8.41%	$200,955	4.0%	N/A	N/A
Customers Bank	$448,631	8.99%	$199,724	4.0%	$299,586	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$422,423	7.07%	$239,016	4.0%	N/A	N/A
Customers Bank	$448,631	7.55%	$237,820	4.0%	$297,275	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%

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

The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of September 30, 2014, our borrowing capacity with the Federal Home Loan Bank was $2.9 billion of which $1.3 billion was utilized in short-term borrowings. As of September 30, 2014, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $64.3 million.

Net cash flows used in operating activities were $445.6 million for the nine months ended September 30, 2014, compared to net cash flows provided by operating activities of $588.0 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, originations of loans held for sale exceeded proceeds received from the sale of loans by $481.3 million. For the nine months ended September 30, 2013, proceeds received from the sale of loans exceeded originations of loans held for sale by $519.3 million.

Investing activities used net cash flows of $1.8 billion for the nine months ended September 30, 2014, compared to $1.2 billion for the nine months ended September 30, 2013. Net cash used to originate loans totaled $1.6 billion for the nine months ended September 30, 2014, compared to $639.0 million for the nine months ended September 30, 2013. Net cash used to purchase loans was $308.2 million in the nine months ended September 30, 2014, compared to $155.3 million for the nine months ended September 30, 2013.

Financing activities provided an aggregate of $2.3 billion for the nine months ended September 30, 2014: increases in deposits provided $1.3 billion, net proceeds from short-term borrowed funds provided $610.0 million, net proceeds from long-term FHLB advances provided $265.0 million, and net proceeds from issuances of privately placed long-term subordinated and senior debt provided $133.1 million. Financing activities provided an aggregate of $656.5 million for the nine months ended September 30, 2013 driven by a net increase in deposits of $802.6 million, decreased cash from short-term borrowed funds of $339.0 million, net proceeds of $97.5 million from the issuance of stock and net proceeds of $60.3 million from long-term borrowed funds. These financing activities provided sufficient cash flows to support the Bancorp’s investing and operating activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2014, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2013 Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined and in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at September 30, 2014.

During the quarter ended September 30, 2014, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed within our 2013 Form 10-K.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2013 Form 10-K and in our subsequently filed quarterly reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

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

During the three and nine months ended September 30, 2014, the Bancorp did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013.

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.6	Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1	Amended and Restated 2014 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-8 Registration statement filed August 8, 2014

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

November 7, 2014	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

November 7, 2014	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

4.1	Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2	First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.3	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.4	Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013.

4.5	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.6	Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1	Amended and Restated 2014 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-8 Registration statement filed August 8, 2014

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.