Form 10-K
period 2014-12-31
Customers Bancorp, Inc.
filed 2015-02-27
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
001-35542
(Commission File Number)
________________________________________

(Exact name of registrant as specified in its charter)
________________________________________

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1015 Penn Avenue
Suite 103
Wyomissing PA 19610
(Address of principal executive offices)
(610) 933-2000
(Registrants telephone number, including area code)
N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
6.375% Senior Notes due 2018	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $450,339,717 as of June 30, 2014, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 20, 2015, 25,685,524 shares of Voting Common Stock and 1,121,730 shares of Class B Non-Voting Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 23, 2015 are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS
Customers Bancorp, Inc. (“the Bancorp”), may from time to time make written or oral “forward-looking statements,” including statements contained in the Bancorp’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in our reports to shareholders and in other communications by the Bancorp, which are made in good faith by the Bancorp pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include statements with respect to the Bancorp’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risk and uncertainties, and are subject to change based on various factors (some of which are beyond the Bancorp’s control). The words “believes,” “expects,” “may,” “will,” “should,” “plans,” “intends,” or “anticipates” or the negative thereof or comparable terminology, or discussions of strategy that involve risks and uncertainties, identify forward-looking statements which generally are not historical in nature. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based on various assumptions that may not prove to be correct.
In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K, important factors to consider and evaluate in such forward-looking statements include:

•	Changes in the external competitive market factors that might impact results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under Basel III and federal prompt corrective action regulations;

•	Changes in business strategy or an inability to execute strategy due to the occurrence of unanticipated events;

•	Ability to identify potential candidates for, and consummate, acquisition or investment transactions;

•	Timing of acquisition or investment transactions;

•	Constraints on our ability to consummate an attractive acquisition or investment transaction because of significant competition for these opportunities;

•	Failure to complete any or all of the transactions described herein on the terms currently contemplated;

•	Local, regional and national economic conditions and events and the impact they may have on the Bancorp and its customers;

•	Ability to attract and retain appropriate levels of deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of the Bank’s borrowers;

•	Changes in the level of non-performing and classified assets and charge-offs;

•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in capital structure resulting from future capital offerings or acquisitions;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and saving habits;

•	Technological changes;

•	Ability to increase market share and control expenses;

•	Continued volatility in the credit and equity markets and its effect on the general economy;

•
Effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Ability to integrate contemplated and future acquisition targets may be unsuccessful, or may be more difficult, time consuming or costly than expected;

•
Material differences in the actual financial results of merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within an expected time frame; and

•	Deposit attrition, customer loss and business disruption following the merger, including, without limitation, difficulties in maintaining relationships with employees being greater than expected.
These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Bancorp. Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this document and the attachments hereto. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to, the dates of those documents. Neither the Bancorp nor Customers Bank undertakes any obligation to release publicly or otherwise provide any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

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
Business Summary
Customers Bancorp, through its wholly owned subsidiary Customers Bank, provides financial products and services to small businesses, not-for-profits, and consumers through its branches and offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Delaware and Philadelphia Counties), Rye Brook and New York, New York (Westchester and New York Counties), Hamilton, New Jersey (Mercer County), Providence, Rhode Island (Providence County) and Boston, Massachusetts (Suffolk County). Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its loans to mortgage banking companies. At December 31, 2014, Customers Bancorp had total assets of $6.8 billion, including net loans (including held-for-sale loans) of $5.7 billion, total deposits of $4.5 billion, and shareholders’ equity of $0.4 billion.
Customers Bancorp’s strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. Customers Bancorp differentiates itself from its competitors through its focus on exceptional customer service supported by state of the art technology. The primary customers of Customers Bank are privately held businesses, consumers, business customers, and not-for-profit organizations. Customers Bank also focuses on certain low-cost, low-risk specialty lending areas such as multi-family/commercial real estate lending and lending to mortgage banking businesses. The Bank’s lending activities are funded by deposits from its branch model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service. Customers Bancorp also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers Bancorp employs.
The management team of Customers Bancorp consists of experienced banking executives led by its Chairman and Chief Executive Officer, Jay Sidhu, who joined Customers Bank in June 2009. Mr. Sidhu brings 40 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, many of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members joining the Customers Bancorp management team have significant experience helping build and lead other banking organizations. Combined, the Customers Bancorp management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions, and developing valuable community and business relationships in its core markets.
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
Current Markets
Customers Bancorp’s target market is broadly defined as extending from the greater Washington, D.C. area to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2014, the Company had bank branches or limited purpose offices (“LPOs”) in the following cities:

Market	Offices	Type
Berks County, PA	4	Branch
Boston, Massachusetts	1	LPO
Mercer County, NJ	1	Branch
New York, NY	1	LPO
Philadelphia-Southeastern PA	8	Branch/LPO
Providence, RI	1	LPO
Westchester County, NY	1	Branch/LPO

 Customers Bancorp believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic growth and acquisition strategies.
Prospective Markets
The organic growth strategy of Customers Bancorp focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee based services through high-touch personalized service supported by state of the art technology for the Bank’s commercial, consumer, not-for-profit, and specialized lending markets. The acquisition strategy of Customers Bancorp has traditionally focused on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Virginia and New England, where such acquisitions further the Bancorp’s objectives and meet its critical success factors. As Customers Bancorp evaluates potential acquisition and asset purchase opportunities, it believes there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden.
Competitive Strengths

•
Experienced and respected management team. An integral element of the business strategy of Customers Bancorp is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, many of the members of the current management team of Customers Bancorp have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer of Customers Bank and Warren Taylor, President of BankMobile and Chief Marketing Officer for Customers Bank. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Steve Issa, and George Maroulis head the Pennsylvania, Boston/Providence, and New York commercial lending areas, respectively, with 31, 38, and 23 years of experience, respectively. Ken Keiser leads the commercial real estate and multi-family lending group and brings more than 38 years of experience including oversight of the Mid Atlantic commercial real estate group at Sovereign. In addition, the residential lending group, which includes mortgage loans to individuals and commercial loans (warehouse facilities) to residential mortgage originators, is led by Glenn Hedde, President of Warehouse Lending who brings more than 24 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

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

•
Attractive risk profile. Customers Bancorp has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. The Bancorp has also formed a special assets department to both manage the covered assets portfolio and to review other classified and non-performing assets. As of December 31, 2014, only $422.3 million, or 7.3%, of the Bank’s loans (by dollar amount) were acquired loans. Additionally, 36.2% of the Bank's non-performing loans and 61.5% of the Bank’s other real estate owned (“OREO”) (each by dollar amount), are covered by a loss sharing arrangement with the FDIC in which the FDIC will reimburse the Bank for 80% of its losses on these assets.

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

•
Acquisition Expertise. The depth of Customers Bancorp’s management team and their experience working together and successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers Bancorp’s team, which includes the acquisition and integration of over 35 institutions, as well as numerous asset and branch acquisitions, provides to the Bancorp a substantial advantage in pursuing and consummating future acquisitions. Additionally, management believes the Bancorp’s strengths in structuring transactions to limit its risk, its experience in the financial reporting and regulatory process related to troubled bank acquisitions, and its ongoing risk management expertise, particularly in problem loan workouts, collectively enable it to capitalize on the potential of the franchises it acquires. With the Bancorp’s depth of operational experience in connection with completing merger and acquisition transactions, it expects to be able to integrate and reposition acquired franchises cost-efficiently and with a minimum disruption to customer relationships.

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
Pursuant to the terms of the loss sharing agreements, the FDIC reimburses Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank reimburses the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the loss sharing agreements. The FDIC’s guarantee for commercial loans expires in July 2015 and for residential mortgage loans in July 2020. As of December 31, 2014, Customers’ remaining covered loans from the USA Bank Acquisition totaled $27.6 million, of which $10.1 million was not paying in accordance with the contractual provisions.
Customers Bank has received an aggregate of $26.7 million from the FDIC in reimbursements under the loss sharing agreements for claims filed for losses incurred through December 31, 2014.
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
Pursuant to the terms of the loss sharing agreements, the FDIC reimburses Customers Bank for 80% of losses, calculated, in each case, based on UPB plus certain interest and expenses. Customers Bank reimburses the FDIC for its share of recoveries with respect to losses for which the FDIC has paid Customers Bank in reimbursement under the loss sharing agreements. The FDIC’s guarantee for commercial loans expires in September 2015 and for residential mortgage loans in September 2020. As of December 31, 2014, Customers’ remaining covered loans from the ISN Bank Acquisition totaled $14.6 million, of which $1.6 million was not paying in accordance with the contractual provisions.
Customers Bank has received an aggregate of $10.5 million from the FDIC in reimbursements under the ISN loss sharing agreements for claims filed for losses incurred through December 31, 2014.
Acquisition of Loan Portfolios
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
Total Manufactured Housing loans were $126.7 million and $139.5 million as of December 31, 2014 and 2013 respectively.
Segments
Customers Bancorp has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.
Products
Customers Bancorp offers a broad range of traditional loan and deposit banking products and financial services, and more recently non-traditional products and services through the successful Phase 1 launch of BankMobile in January 2015, to its commercial and consumer customers. Customers Bank offers an array of lending products to cater to its customers’ needs, including small business loans, mortgage warehouse loans, multi-family and commercial real estate loans, residential mortgage loans and other consumer loans. Customers Bank also offers traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and cash management services. Prior to January 2015, deposits products were available to customers only through branches of Customers Bank. With the successful Phase 1 launch of BankMobile, Customers is able to provide fee free banking to millennials, middle class American families and underserved consumers throughout the United States.
Lending Activities
Customers Bank focuses its lending efforts on the following lending areas:

•
Commercial Lending – Includes Business Banking (commercial and industrial lending), Small Business Banking, including small business administration (SBA) loans, Multi-family and Commercial Real Estate lending, and commercial loans to mortgage originators; and

•	Consumer Lending – Local market mortgage lending and home equity lending.
Commercial Lending
The Bank’s commercial lending is divided into four distinct groups: Business Banking, Small Business Banking, Multi-family and Commercial Real Estate Lending, and mortgage banking lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.

The Business Banking lending group focuses on companies with annual revenues ranging from $5.0 million to $50.0 million, which typically have credit requirements between $0.5 million and $10.0 million. This division is serviced by very experienced local relationship managers or private bankers who are supported by a centralized credit function.
The Small Business Banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated Small Business relationship managers. The support administration of the platform for this lending activity is centralized including risk management, product management, marketing, performance tracking and overall strategic planning. Credit and sales training has been established for the sales force, ensuring that the Bank has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family and commercial real estate loans within its covered markets, while cross selling its other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the years ended December 31, 2014 and 2013, the Bank originated approximately $1.5 billion and $725.1 million, respectively, of multi-family loans.
The goal of mortgage banking lending is to provide loans to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the loans are insured or guaranteed by the U.S. government through one of their programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. The Bank is currently expanding its product offerings to mortgage banks to meet a wider array of business needs. During the years ended December 31, 2014 and 2013, the Bank funded $18.1 billion and $20.6 billion of mortgage loans, respectively, to mortgage originators and warehouses.
As of December 31, 2014 and 2013, the Bank had $5.3 billion and $2.9 billion, respectively, in commercial loans outstanding, composing approximately 92.5% and 90.2%, respectively, of its total loan portfolio, which includes loans held for sale. During the years ended December 31, 2014 and 2013, the Bank originated $0.8 billion and $0.4 billion, respectively, of commercial loans, exclusive of multi-family loan originations and loans to mortgage originators and warehouses.
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
Beginning in 2013, Customers Bank launched a community outreach program in Philadelphia to encourage a higher percentage of homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. As part of this commitment, a loan production office was opened at Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s CRA assessment areas.
As of December 31, 2014 and 2013, the Bank had $432.2 million and $315.7 million, respectively, in consumer loans outstanding, composing 7.5% and 9.8%, respectively, of the Bank’s total loan portfolio, which includes loans held for sale. During the years ended December 31, 2014 and 2013, the Bank originated $77.0 million and $41.6 million of consumer loans, respectively. As of December 31, 2014, consumer loans included a balance of $102.9 million of residential loans acquired from Flagstar in January 2014.
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

Customers Bank opened its first private banking representative office in Manhattan in second quarter 2013, and eventually, all of its markets will be served by private bankers.
Deposit Products and Other Funding Sources
Customers Bank offers a variety of deposit products to its customers, including checking accounts, savings accounts, money market deposit accounts and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Using its high touch supported by high tech model, the Bank has experienced significantly higher above average growth in core deposits in all of its markets. Customers Bank also utilizes wholesale deposit products, money market and certificates of deposit obtained through listing services and borrowings from the FHLB as a source of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the low interest rate environment.
Financial Products and Services
In addition to traditional banking activities, Customers Bank provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, the Bank successfully launched BankMobile, America's first mobile platform based full service consumer bank.
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
Employees
As of December 31, 2014, Customers Bancorp had 414 full-time and 12 part-time employees.
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “About Us” – “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the Securities and Exchange Commission (“SEC”). Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by Customers Bancorp with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov.
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
PENNSYLVANIA BANKING LAWS
Pennsylvania banks that are Federal Reserve members may establish new branch offices only after approval by the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Approval by these regulators can be subject to a variety of factors, including the convenience and needs of the community, whether the institution is sufficiently capitalized and well managed, issues of safety and soundness, the institution’s record of meeting the credit needs of its community, whether there are significant supervisory concerns with respect to the institution or affiliated organizations, and whether any financial or other business arrangement, direct or indirect, involving bank “insiders” (directors, officers, employees and 10%-or-greater shareholders) which involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.
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
The risk-based capital guidelines require all banks and bank holding companies to maintain capital levels in compliance with “risk-based capital” ratios. In these ratios, the on-balance sheet assets and off balance sheet exposures are assigned a risk-weight based upon the perceived and historical risk of incurring a loss of principal from that exposure. For periods ending prior to January 1, 2015 the first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.0%, and the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.0%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.
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
The Federal Reserve Board’s “leverage” ratio rules require member banks which are rated the highest in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of “Tier 1” capital to “adjusted total assets” of not less than 3.0%. For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.0% to 5.0%, or higher at the discretion of the Federal Reserve Board, and is required to be at a level commensurate with the nature of the level of risk of the Bancorp's condition and activities.
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
As of December 31, 2014 and 2013, management believed that the Bank and Bancorp met all capital adequacy requirements to which they were subject. For additional information on the Company’s regulatory ratios, refer to “NOTE 18 – REGULATORY MATTERS.”
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules are:
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
(ii) a Tier 1 Risk Based capital ratio of 8.5%;
(iii) a Total Risk based capital ratio of 10.5%; and
(iv) a Tier 1 leverage ratio of 6.5% for all institutions.
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
In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The opt-out election must be elected on the first Call Report filed for periods ending after January 1, 2015.
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect on January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”
(i) a new common equity Tier 1 capital ratio of 6.5%;
(ii) a Tier 1 Risk based capital ratio of 8% (increased from 6%);
(iii) a Total Risk based capital ratio of 10% (unchanged from current rules); and
(iv) a Tier 1 leverage ratio of 5% (increased from 4%).
The final rules set forth certain changes for the calculation of risk-weighted assets, which were required to be utilized as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:
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
Deposit Insurance Assessments. Customers Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Act”). Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like Customers Bank, is based on the level of perceived risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios.
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
Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Federal banking agencies have recently demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The Federal Reserve Board is required to assess our record to determine if we are meeting the credit needs of the community (including low and moderate neighborhoods) that we serve. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the Bank’s record of meeting the credit needs of its entire community including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating.
Consumer Protection Laws. the Bancorp is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of the Bancorp.
Bank Holding Company Regulation
As a bank holding company, the Bancorp is also subject to additional regulation.
The Bank Holding Company Act requires the Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. It also prohibits acquisition by the Bancorp of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located. A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act are subject to review, based upon the record of compliance of the applicant with the CRA.
The Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to us, to the Bank or to any other subsidiary or on the condition that the customer not obtain other credit or service from a competitor, the Bank, or any other subsidiary.
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
At December 31, 2014, the Bancorp’s allowance for loan losses totaled $30.9 million, which represents 0.72% of total loans held for investment. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and loans covered under the Loss Sharing Agreements that did not exhibit evidence of deterioration in credit quality on the acquisition date and the probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. Loans covered under the loss sharing agreements totaled $42.2 million at December 31, 2014. The FDIC loss sharing agreements for commercial loans expire in third quarter 2015. The loss sharing agreements for single family loans expire in third quarter 2020.
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
Management reviews and re-estimates the allowance for loan losses quarterly. Additions to our allowance for loan losses as a result on management's review and estimate could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
Our emphasis on commercial, multi-family/commercial real estate and mortgage warehouse lending may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans and specialty loans, including loans to mortgage banking businesses. Commercial loans, including multi-family and commercial real estate loans, can expose a lender to risk of non-payment and loss because repayment of the loans often depends on the successful operation of a business or property and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, we may need to increase our allowance for loan losses in the future to account for an increase in probable credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
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
As of December 31, 2014 and 2013, the Bank had $5.3 billion and $2.9 billion, respectively, in commercial loans outstanding, composing approximately 92.5% and 90.2%, respectively, of its total loan portfolio, which includes loans held for sale.
Decreased origination, volume and pricing decisions of competitors may adversely affect our profitability.
The Bank currently operates a residential mortgage banking business but plans to expand our origination, sale, and servicing of residential mortgage loans in the future. The Bank also began selling recent multi-family loan originations to third parties in the third quarter of 2014. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage and multi-family loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans or other rule changes that could affect the multi-family resale market may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business or sell multi-family loans.
Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.
On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2014, we held $71.6 million of FHLB capital stock.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of December 31, 2014, the fair value of our investment securities portfolio was approximately $416.7 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
Changes to estimates and assumptions made by management in preparing financial statements could adversely affect the Bancorp’s business, operating results, reported assets and liabilities, financial condition, and capital levels.
Changes to estimates and assumptions made by management in connection with the preparation of the Bancorp’s consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of the Bancorp’s consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2014, the Bancorp reported $2.3 million as a receivable from the FDIC pursuant to certain loss sharing arrangements. This amount was derived using management’s best estimate of expected future cash flows based on recent performance and expectations of future performance of the covered portfolio. To the extent the covered assets perform better than expected, the Bancorp may not be able to collect all, or a portion of, the receivable balance reported as of December 31, 2014. In the event the covered assets perform better than originally estimated at the time of acquisition, the Bancorp could be required to reimburse all, or a portion of, its discounted purchase price to the FDIC. Further information regarding the FDIC loss sharing receivable, and other accounting policies subject to significant judgment and estimates, is included in “Management’s Discussion and Analysis - Critical Accounting Policies.” Changes to management’s assumptions or estimates could materially and adversely affect the Company’s business, operating results, reported assets and liabilities, financial condition, and capital levels.
Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. Notably, the FASB is currently considering changes to the framework for estimating the allowance for loan and lease losses which could significantly alter the current estimate as well as other elements of the US banking model.
Downgrades in U.S. Government and federal agency securities could adversely affect Customers Bancorp and the Bank.
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
Customers Bank and predecessor entities have had periods in which we experienced operating losses, including in 2009, portions of 2010 and the first quarter of 2011. Although we made a profit for the years of 2011 through 2014, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
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
As of December 31, 2014, the directors and executive officers of Customers Bancorp as a group owned a total of 1,682,185 shares of Voting Common Stock and exercisable warrants to purchase up to an additional 350,858 shares of Voting Common Stock, which potentially gives them, as a group, the ability to control approximately 7.8% of the issued and outstanding Voting Common Stock. In addition, directors of Customers Bank who are not directors of Customers Bancorp own an additional 47,583 shares of Voting Common Stock and exercisable warrants to purchase up to an additional 8,233 shares of Voting Common Stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 8.04% of the issued and outstanding Voting Common Stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more target institutions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of Voting Common Stock. Accordingly, the shareholder may not have an opportunity to evaluate and affect the investment decision regarding potential investment or acquisition transactions.
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
Pursuant to the Purchase and Assumption Agreements we signed in connection with our FDIC-assisted acquisitions of USA Bank and ISN Bank (“Purchase and Assumption Agreements”), we are the beneficiary of loss sharing arrangements with the FDIC (the “Loss Sharing Agreements”) that call for the FDIC to fund a portion of its losses on a majority of the assets acquired in connection with the transactions. Our ability to recover a portion of losses and retain the loss sharing protection is subject to compliance with certain requirements imposed on us in the Purchase and Assumption Agreements. The requirements of the Loss Sharing Agreements relate primarily to loan servicing standards concerning the assets covered by the Loss Sharing Agreements (the “Covered Assets”), as well as obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss sharing benefits. For example, FDIC approval will be required for any merger we undertake that would result in the pre-merger shareholders of such entity owning less than sixty-six and two/thirds percent (66.66%) of the equity of the surviving entity.
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
In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic loan growth. While loan growth has been strong and our loan balances have increased over the past two fiscal years, much of the 2013 and 2014 loan growth came from multi-family and commercial real estate lending. If the bank is unsuccessful with diversifying its loan originations or if we do not grow the existing business lines, our results of operations and financial condition could be negatively impacted.
We may not be able to effectively manage our growth.
Our future operating results and financial condition depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

•
continue to implement and improve our operational, credit underwriting and administration, financial, accounting, enterprise risk management and other internal and disclosure controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;

•	scale our technology and other systems’ platforms;

•	maintain and attract appropriate staffing;

•	operate profitable or raise capital

•	support our asset growth with adequate deposits, funding and liquidity while maintaining our net interest margin and meeting our customers’ and regulators’ liquidity requirements.
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
We may not be able to meet the cash flow requirements of our loan funding obligations, deposit withdrawals, or other business needs and fund our asset growth unless we maintain sufficient liquidity.
Customers Bank must maintain sufficient liquidity to fund its balance sheet growth in order to be able to successfully grow our revenues, make loans and to repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances, and Federal funds line borrowings. Total wholesale deposits including brokered deposits were 35.3% and 10.6% of total deposits as of December 31, 2014 and 2013, respectively. Our gross loan to deposit ratio was 126.8% at December 31, 2014 and 108.5% at December 31, 2013 and our loan to deposit ratios excluding the mortgage warehouse portfolio funded by short term FHLB borrowings were 97.4% and 83.5% as of December 31, 2014 and 2013, respectively. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.

The amount loaned to us is generally dependent on the value of the eligible collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB or correspondent banks could have an adverse effect on our profitability and financial condition, including liquidity.
We may not be able to develop and retain a strong core deposit base and other low-cost, stable funding sources.
Customers Bank depends on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 37.8% of our deposit base as of December 31, 2014 was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2014, $976.1 million (57.0%) of our total time deposits are scheduled to mature through December 31, 2015. We are working to transition certain of our customers to lower cost traditional bank deposits as higher cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s noninterest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits to ensure that their deposits with us are fully insured, and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.
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
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare Enterprises Limited (or Religare), which is a diversified financial services company and is applying for a banking license in India, represents such an investment. There is no assurance of the timing or Religare’s ability to obtain a banking license in India, which is important to our anticipated investment and cross-referral strategy, and the results of this strategy and the levels of new business derived from such referrals, cannot be predicted. These and other factors may result in lower-than-expected returns, or a loss, on our investment in Religare. We do not expect to receive any dividends on our investment in Religare securities. In addition, our investment in Religare may not have the market liquidity needed to realize a gain or avoid losses on our investment and any dispositions of our Religare common stock may be limited or delayed by market conditions or the need for regulatory or other approvals in India, and the value of our investment will be subject to fluctuations in the currency exchange rates between the Indian rupee and the United States dollar. On December 31, 2013, we announced that our investment in Religare would be capped at $23.0 million (4.1 million common shares). We had the ability to purchase warrants to acquire up to an additional $28.0 million of Religare stock but decided not to acquire the warrants or otherwise increase our holdings of Religare stock. Our current holdings represent 2.8% of current outstanding Religare shares.
We will be required to hold capital for United States bank regulatory purposes to support our investment in Religare securities.
Under the newly adopted U.S. capital adequacy rules, which became effective as of January 1, 2015, we have to hold risk based capital based on the amount of Religare common stock we own. The impact of the final capital adequacy rules is still being evaluated. Based upon the implementation of the final U.S. capital adequacy rules, these investments are potentially subject to risk weighting of 300% of the amount of the investment; however, to the extent future aggregated carrying value of certain equity exposures exceed 10% of the Bancorp's then total capital, risk weightings of 300% may apply. Any capital that is required to be used to support our Religare investment will not be available to support our United States operations or Customers Bank, if needed.
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
Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank

Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as Customers Bancorp, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2016, and the Federal Reserve has announced its intention to further extend the conformance period until July 21, 2017. Management is currently evaluating the Final Rules, which are lengthy and detailed.
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
Our 2013 Community Reinvestment Act rating could have a negative effect on the Federal Reserve’s review of certain banking applications.
In early 2013, our primary federal regulator, the Federal Reserve, conducted a regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. CRA and related regulations require banks, such as Customers Bank, to help meet the credit needs of their communities, including low and moderate income neighborhoods. During the fourth quarter of 2013, the Federal Reserve issued the Bank’s CRA Performance Evaluation. The Bank received a rating of “needs to improve” (which is lower than the “satisfactory” rating received in the 2010 examination) principally as a result of alleged fair lending issues associated with our limited mortgage origination activities during 2011 and 2012. The Federal Reserve considers, among other factors, a bank’s compliance with the CRA in reviewing corporate applications, such as applications to establish branches or conduct mergers and acquisitions, and a rating below “satisfactory” can result in the denial of such applications. The failure to receive a rating of “satisfactory” or better can also result in other restrictions on activities. Such restrictions may last until such time as the Bank receives a rating of “satisfactory” or better with respect to CRA, and a new review of the Bank’s compliance may not occur for several months. The Federal Reserve recently completed an examination of the Bank's compliance with CRA, and the Bank's CRA performance evaluation rating is anticipated to be received during the first quarter of 2015.
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
On July 2, 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which became effective on January 1, 2015 for community banks, could increase the required amount of regulatory capital that we must hold and lead to limitations on the dividend payments to us by Customers Bank.
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

The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Years that remain open for potential review by (1) the Internal Revenue Service are

2011 through 2013, and (2) state taxing authorities are 2010 through 2013. The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.
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

Customers Bank provides deposit accounts and services to college students, utilizing the technological services and relationships of Higher One, Inc. (“Higher One”) with colleges and universities in the United States. Higher One and a predecessor bank that Customers Bank replaced in August 2013 have announced that the Federal Reserve believes that certain disclosures and operating processes of these entities may have violated certain laws and regulations, and may result in fines and restitution. The predecessor bank has consented to a cease and desist order pursuant to which it must discontinue certain practices and has agreed to pay a total of $4.1 million in fines to federal and state authorities and an additional amount that it may be required to pay in restitution to students in the event Higher One is unable to pay the restitution obligations imposed on Higher One, if any. The Federal Reserve has notified Customers Bank that it is reviewing the relationship between Customers Bank and Higher One to determine whether there have been violations of certain laws and regulations. Customers Bank believes that the circumstances of its relationship with Higher One are different than the relationship between the predecessor bank and Higher One, with Customers Bank having identified the alleged deficiencies within 30 days of forming a relationship with Higher One, and causing such deficiencies to be remediated within 120 days of initiating its relationship with Higher One. However, it is possible that the Federal Reserve may determine that Customers Bank may have violated certain laws and regulations, and Customers Bank may be subjected to a cease and desist order and may be fined by the Federal Reserve and the Commonwealth of Pennsylvania and may be required to pay restitution to students who opened accounts between the time Customers Bank formed its relationship with Higher One and the deficiencies were remediated. While Customers Bancorp is presently unable to reasonably estimate whether, or the amount of, fines or penalties that might be imposed by the Federal Reserve or other regulatory agencies, Customers Bancorp does not presently believe that any such fines or penalties for which it may ultimately be responsible would have a material impact on Customers Bancorp’s consolidated results of operations.
Risks Relating to Our Voting Common Stock
Customers Bancorp stock, listed on the New York Stock Exchange, is thinly traded and market liquidity may decrease in the event of adverse performance or changing market conditions.
Customers Bancorp, Inc. shares are traded on the New York Stock Exchange. Adverse news or a market event could affect the liquidity for Customers stock. Accordingly, shareholders may not be able to sell their shares of our Voting Common Stock at the volume, price and time desired. A public trading market having the desired characteristics of depth, liquidity and orderliness, depends upon the presence in the marketplace of willing buyers and sellers of our Voting Common Stock at any given time, which presence will be dependent upon the individual decisions of investors, over which we have no control. Illiquidity of the stock market, or Customers Bancorp’s stock traded on the New York Stock Exchange, could have a material adverse effect on the value of our Voting Common Stock.
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
Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our Voting Common Stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our Voting Common Stock could also significantly dilute the voting power of the Voting Common Stock. In 2013, we issued 6,791,514 shares of Voting Common Stock in a public offering, as adjusted for a 2014 10% stock dividend.
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
Except for 635,274 warrants held by certain investors at December 31, 2014, we are not required to issue any additional equity securities to existing holders of our Voting Common Stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of Voting Common Stock and such issuances or the perception of such issuances may reduce the market price of our Voting Common Stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Voting Common Stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our Voting Common Stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our Voting Common Stock.
Future issuances of debt securities, which would rank senior to our Voting Common Stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing holders of Voting Common Stock and may be senior to our Voting Common Stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our Voting Common Stock.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The table below summarizes our leased branch and administrative office properties, by county and state, as of December 31, 2014. We do not currently own any real property.

Bank Branches
County	State	Leased
Berks (1)	PA	4
Bucks	PA	3
Chester (2)	PA	3
Delaware	PA	2
Westchester	NY	1
Mercer	NJ	1
		14

Administrative Offices
County	State	Leased
Berks (3)	PA	3
Bucks (6)	PA	1
Chester (2)	PA	2
Delaware (7)	PA	1
Philadelphia (8)	PA	1
Fairfax (9)	VA	1
Mercer (4)	NJ	1
New York (10)	NY	1
Westchester (5)	NY	2
Suffolk (13)	NY	1
Providence (11)	RI	1
Suffolk (12)	MA	1
		16

(1)	Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition. The lease on this location expires in 2020.

(2)
Includes the corporate headquarters of Customers Bank and a full service branch located in a freestanding building at 99 Bridge St., Phoenixville, PA 19460, wherein we lease approximately 31,054 square feet on 4 floors. The lease on this location expires in 2022. Also includes the lease of 5,523 square feet of property at 513 Kimberton Road in Phoenixville, Pennsylvania where we maintain a full service commercial bank branch and corporate offices. The lease on this location expires in 2018.

(3)
Includes the corporate headquarters of Customers Bancorp and a full service branch located at 1015 Penn Avenue, Wyomissing, PA. The leased space covers a total of 17,407 square feet. This lease expires in 2020. Also, includes the administrative offices for the corporate lending group which is housed within the Exeter branch location and two other administrative offices for Company personnel.

(4)	We lease 7,327 square feet of space in Hamilton, New Jersey from which we conduct our mortgage warehouse and retail lending activities. The lease on this location expires in 2019.

(5)	Represents administrative offices for Company personnel. The lease on this location expires in 2022.

(6)	Represents administrative office for Company personnel. The lease on this location expires in 2017.

(7)	Represents administrative office for Company personnel. The lease on this location expires in 2018.

(8)	Represents loan office for Company personnel. The lease on this location expires in 2023.

(9)	Represents administrative offices. The space is currently sublet to a third party. The lease on this location expires in 2018.

(10)	Represents loan office for Company personnel. The lease on this location expires in 2020.

(11)	Represents administrative office for Company personnel. The lease on this location expires in 2021.

(12)	Represents administrative office for Company personnel. The lease on this location expires in 2019.

(13)	Represents office space currently unoccupied. The lease on this location expires in 2024.
The Bank branch locations, which range in size from approximately 1,800 to 3,900 square feet, have leases on these locations which expire between 2018 and 2023.
The total minimum cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $320,000 per month.

Item 3.        Legal Proceedings
On August 7, 2013, the Bancorp received a letter from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) of its determination, in connection with its consumer compliance and Community Reinvestment Act examinations of the Bank for the period of 2011 and 2012, to make a referral to the Department of Justice. The Reserve Bank informed us that it made the referral based on its belief that Customers Bank has not complied with certain provisions of the Equal Credit Opportunity Act (“ECOA”), Fair Housing Act (“FHA”) and Regulation B with regard to the City of Philadelphia. Customers Bank received notification as of September 24, 2013 that the Department of Justice has initiated an investigation of the Bancorp under the ECOA and FHA.
On August 22, 2014, the Department of Justice informed the Bancorp that it had completed its review and that the circumstances of this matter did not require enforcement action by the Department of Justice at this time. The matter has been referred back to the Federal Reserve. The Bancorp is not able to determine whether further action will be taken at this point with respect to the ultimate resolution of this matter.

Item 4.        Mine Safety Disclosures
Not Applicable.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Trading Market for Voting Common Stock
Since December 30, 2014, the common stock of Customers Bancorp has been listed for quotation on the New York Stock Exchange under the symbol “CUBI.” The common stock of Customers Bancorp was listed for quotation on the Nasdaq Global Select Market under the symbol “CUBI” from May 16, 2013 through December 29, 2014. Prior to May 16, 2013, bid quotations for the common stock of Customers Bancorp were listed on the OTC Pink Sheets under the symbol “CUUU.”

Market Price of Voting Common Stock
The chart below displays the high and low closing sale prices of the common stock of the Bancorp as reported on the Nasdaq Global Select Market and New York Stock Exchange (effective December 30, 2014) between May 16, 2013 and February 20, 2015. From January 1, 2013 until May 15, 2013, the chart displays the high and low sale prices of the common stock of Customers Bancorp known by management to have occurred or bid quotations on the OTC Pink Sheets. Prices have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	High	Low
2015
First quarter (through February 20, 2015)	$22.43	$17.96

2014
Fourth quarter	$20.16	$17.10
Third quarter	20.66	17.71
Second quarter	21.25	18.25
First quarter	20.03	17.27

2013
Fourth quarter	$21.04	$14.39
Third quarter	16.35	14.12
Second quarter	16.36	13.77
First quarter	16.82	12.27
As of February 20, 2015, there were: (1) approximately 504 shareholders of record of our Voting Common Stock and one shareholder of record of our Class B Non-Voting Common Stock; and (2) 25,685,524 outstanding shares of our Voting Common Stock and 1,121,730 outstanding shares of our Class B Non-Voting Common Stock.
Dividends on Voting Common Stock
Neither Customers Bancorp nor Customers Bank (prior to the reorganization into a Bank Holding Company structure), historically has paid any cash dividends on its shares of common stock. Customers Bancorp does not expect to do so in the forseeable future and Customers Bank may begin payment of dividends to the parent in 2015. Any future determination relating to dividend policy will be made at the discretion of Customers Bancorp’s board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, and other factors deemed relevant by the board of directors.
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
Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid, will be limited to the extent the bank capital ratios do not exceed the minimum required levels plus 250 basis points, as these requirements are phased in through January 1, 2019. See "Item 1, Business- Federal Banking Laws" for more information relating to restrictions on the Bank's ability to pay dividends to the Company and the Company's payment of dividends.

Issuer Purchases of Equity Securities
On November 26, 2013, the Bancorp’s Board of Directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There were no common stock repurchases during 2014.
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2014 concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Number of Securities
	Number of Securities		Remaining
	to be Issued upon		Available for Future Issuance
	Exercise of	Weighted-Average	Issuance Under Equity
	Outstanding Options,	Exercise Price of	Compensation Plans
	Warrants, and	Outstanding Options	(Excluding Securities Reflected
Plan Category	Rights (#)	($) (2)	in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	3,957,038	12.61	3,605,394 (3)

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A
(1) Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, the Customers Bancorp, Inc. 2010 Stock Option Plan, the Bonus Recognition and Retention Program ("BRRP"), and the Customers Banorp, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.
(2) Does not include restricted stock units and stock awards for which, by definition, there exists no exercise price.
(3) Does not include securities available for future issuance under the BRRP as there is no specific number of shares reserved under this plan. By its terms, the plan limits the award of restricted stock units to the amount of the cash bonuses paid to the participants in the BRRP.
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2012 to December 31, 2014, to that of the total return index for the SNL Mid-Atlantic Bank Index, SNL U.S. Bank NASDAQ Index and SNL U.S. Bank NYSE Index, assuming an investment of $100 on December 31, 2012. The SNL U.S. Bank NYSE Index was added to the performance graph because the Bancorp changed the listing of its Voting Common Stock to the NYSE from NASDAQ in December 2014. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Total Return Performance

160
140
120
100
80
Q4 '12
Q1 '13
Q2 '13
Q3 '13
Q4 '13
Q1 '14
Q2 '14
Q3 '14
Q4 '14
CUBI-US
SNL Mid-Atlantic U.S. Bank
SNL U.S. Bank NASDAQ
SNL U.S. Bank NYSE

Item 6.        Selected Financial Data
Customers Bancorp, Inc. and Subsidiaries
The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet and income statement data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 from its audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K. Certain amounts reported in this table have been reclassified to conform to the 2014 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

	2014	2013	2012	2011 (1)	2010 (2)
	(dollars in thousands, except per share information)
For the Year ended December 31,
Interest income	$190,427	$128,156	$93,814	$61,245	$30,907
Interest expense	38,504	24,301	21,761	22,464	11,546
Net interest income	151,923	103,855	72,053	38,781	19,361
Provision for loan losses	14,747	2,236	14,270	7,495	10,397
Bargain purchase gains on acquisitions	—	—	—	—	40,254
Total non-interest income, excluding bargain purchase gains	25,126	22,703	28,958	11,469	5,416
Total non-interest expense	98,914	74,024	50,651	36,886	26,168
Income before taxes	63,388	50,298	36,090	5,869	28,466
Income tax expense	20,174	17,604	12,272	1,835	4,731
Net income	43,214	32,694	23,818	4,034	23,735
Net income attributable to common shareholders	43,214	32,694	23,818	3,990	23,735
Basic earnings per common share (3) (9)	1.62	1.34	1.61	0.36	3.44
Diluted earnings per common share (3) (9)	1.55	1.30	1.57	0.35	3.35
At Period End
Total assets	$6,825,370	$4,153,173	$3,201,234	$2,077,532	$1,374,407
Cash and cash equivalents	371,023	233,068	186,016	73,570	238,724
Investment securities (4)	416,685	497,573	129,093	398,684	205,828
Loans held for sale (6)	1,435,459	747,593	1,439,889	174,999	199,970
Loans receivable not covered by Loss Sharing Agreements with the FDIC (5)	4,269,480	2,399,265	1,216,941	1,215,117	514,087
Allowance for loan losses	30,932	23,998	25,837	15,032	15,129
Loans receivable covered by Loss Sharing Agreements with the FDIC (5)	42,181	66,725	107,526	126,276	164,885
FDIC loss sharing receivable (5)	2,320	10,046	12,343	13,077	16,702
Deposits	4,532,538	2,959,922	2,440,818	1,583,189	1,245,690
Borrowings	1,816,250	771,750	471,000	331,000	11,000
Shareholders’ equity	443,145	386,623	269,475	147,748	105,140
Tangible common equity (8)	439,481	382,947	265,786	144,043	105,140
Selected Ratios and Share Data
Return on average assets	0.78%	0.95%	1.02%	0.24%	3.40%
Return on average equity	10.39%	9.49%	12.69%	3.06%	41.29%
Book value per share (3) (9)	$16.57	$14.51	$13.27	$11.84	$11.38
Tangible book value per common share (3) (8) (9)	$16.43	$14.37	$13.09	$11.54	$11.38
Common shares outstanding (3) (9)	26,745,529	26,646,566	20,305,452	12,482,451	9,237,815

Net interest margin	2.86%	3.13%	3.21%	2.47%	2.76%
Equity to assets	6.49%	9.31%	8.42%	7.11%	7.65%
Tangible common equity to tangible assets (8) (9)	6.44%	9.23%	8.31%	6.95%	7.65%
Tier 1 leverage ratio – Customers Bank	7.39%	10.81%	7.74%	7.11%	8.67%
Tier 1 leverage ratio – Customers Bancorp	6.69%	10.11%	9.30%	7.37%	n/a
Tier 1 risk-based capital ratio – Customers Bank	9.27%	13.33%	8.50%	9.66%	19.65%
Tier 1 risk-based capital ratio – Customers Bancorp	8.39%	12.44%	10.23%	10.01%	n/a
Total risk-based capital ratio – Customers Bank	11.98%	14.11%	9.53%	10.78%	21.14%
Total risk-based capital ratio – Customers Bancorp	11.09%	13.21%	11.26%	11.13%	n/a
Asset Quality – Non-covered Assets (5)
Non-performing loans	$7,487	$13,513	$22,347	$29,633	$22,242
Non-performing loans to total non-covered loans	0.18%	0.56%	1.84%	2.44%	4.33%
Other real estate owned	$5,926	$5,312	$4,005	$7,316	$1,906
Non-performing assets	13,413	18,825	26,352	36,949	24,148
Non-performing non-covered assets to total non-covered assets	0.31%	0.78%	2.16%	3.02%	4.68%
Allowance for loan losses to total non-covered loans (7)	0.67%	0.62%	1.20%	1.24%	2.94%
Allowance for loan losses to non-performing non-covered loans (7)	382.80%	109.16%	65.26%	50.73%	68.02%
Net charge-offs	$3,124	$6,894	$5,466	$9,547	$5,250
Net charge-offs to average non-covered loans	0.09%	0.38%	0.45%	1.10%	1.41%
Asset Quality – Covered Assets (5)
Non-performing loans	$4,246	$5,650	$10,504	$6,993	$8,084
Non-performing loans to total covered loans	10.07%	8.47%	22.69%	16.72%	9.18%
Other real estate owned	$9,445	$6,953	$4,109	$6,166	$5,342
Non-performing assets	13,691	12,603	14,613	13,159	13,426
Non-performing assets to total covered assets	26.52%	17.11%	13.09%	9.94%	7.89%

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

(6)	In 2014 and 2013, loans held for sale included $1,332,019 and $740,694 of mortgage warehouse loans at fair value, respectively.

(7)	Allowance for loan losses used for this calculation excludes the portion related to purchased-credit-impaired (“PCI”) loans of $7.0 million in 2014 and $9.2 million in 2013.

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

(9)	Per share amounts have been adjusted to reflect the 10% stock divdend declared on May 15, 2014 and issued on June 30, 2014.
A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Shareholders’ equity	$443,145	$386,623	$269,475	$147,748	$105,140
Less: intangible assets	(3,664)	(3,676)	(3,689)	(3,705)	—
Tangible common equity	$439,481	$382,947	$265,786	$144,043	$105,140
Shares outstanding	26,746	26,647	20,305	12,482	9,238
Book value per share	$16.57	$14.51	$13.27	$11.84	$11.38
Less: effect of excluding intangible assets	(0.14)	(0.14)	(0.18)	(0.30)	—
Tangible book value per share	$16.43	$14.37	$13.09	$11.54	$11.38
Total assets	$6,825,370	$4,153,173	$3,201,234	$2,077,532	$1,374,407
Less: intangible assets	(3,664)	(3,676)	(3,689)	(3,705)	—
Total tangible assets	$6,821,706	$4,149,497	$3,197,545	$2,073,827	$1,374,407
Equity to assets	6.49%	9.31%	8.42%	7.11%	7.65%
Less: effect of excluding intangible assets	(0.05)	(0.08)	(0.11)	(0.16)	—
Tangible common equity to tangible assets	6.44%	9.23%	8.31%	6.95%	7.65%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this Management's Discussion and Analysis in conjunction with “Business – Executive Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2014. Certain amounts reported in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.
Critical Accounting Policies
Customers Bancorp has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (US GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements. The Bancorp’s significant accounting policies are described in “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to its audited financial statements.
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
The following is a summary of the policies Customers Bancorp recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Available for Sale Securities, Fair Value Accounting, Accounting for Purchased-Credit-Impaired (PCI) Loans, FDIC Receivable for Loss Share Agreements, and Deferred Income Taxes.
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
Stock-Based Compensation. Customers Bancorp recognizes compensation expense for share-based awards in accordance with ASC 718 Compensation – Stock Compensation. Expense related to stock option awards is based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. Customers Bancorp utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price of the option, the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on our stock, and the current risk-free interest rate for the expected life of the option. The Bancorp’s estimate of the fair value of a stock option is based on expectations derived from its limited historical experience and may not necessarily equate to market value when fully vested.
Unrealized Gains and Losses on Securities Available for Sale. Customers Bancorp receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage backed securities and U.S. government agency securities. Customers Bancorp uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with securities that management does not intend to sell, and more likely than not will not be required to sell prior to maturity or market price recovery, were not considered to be other-than-temporarily impaired as of December 31, 2014 and December 31, 2013, because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. The unrealized losses associated with the equity investments that management does not intend to sell, and more likely than not will not be required to sell, were not considered other-than-temporarily impaired as of December 31, 2014 or 2013 because the decrease in market price or foreign currency exchange rates was estimated to be temporary.
Fair Value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, the quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Customers Bancorp estimates fair value using unobservable data. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. US GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant uses of fair values include residential mortgage loans acquired subject to an agreement to resell, residential mortgage loans originated with an intent to sell, impaired loans and foreclosed property and the net assets acquired in business combinations. For additional information, refer to “NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.”
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
Accounting Changes
The Fair Value Option
The Bank elected the fair value option for mortgage warehouse lending transactions documented under a master repurchase agreement originated after July 1, 2012 in order to more accurately represent the short-term nature of the transaction and its inherent credit risk. The Bank also elected the fair value option for mortgage loans originated with the intent to sell effective October 1, 2013. These adoptions are in accordance with the parameters established by ASC 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. The interest income from the warehouse lending transactions and mortgage loans originated with the intent to sell are classified in “Interest Income – Loans held for sale” on the income statement. The unrealized fair value changes related to these loans are classified in “Mortgage loan and banking income” on the consolidated statements of income. An allowance for loan losses is not recorded for loans measured at fair value under ASC 825 as the exit price (the repurchase price or sales price) used as the fair value measurement considers estimated credit losses.
Change in Accounting Estimates
Estimates of cash flows from purchased-credit-impaired loans were revised during the third quarter of 2012 due to a conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, interest income is based on an acquired loan’s expected cash flows. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the loan valuation system was determined to be a more precise quantification of future cash flows than the analysis that was previously calculated manually. Upon conversion to the new software, acquisition date loan values were loaded into the system, and the software calculated their fair values using a complex valuation model. Conversion to the new system was completed in September 2012. To adjust the acquisition date loan balances recorded on Customers Bank’s books to the amounts calculated by the new software, approximately $4.5 million was recognized as a reduction to the provision for loan losses in the third quarter of 2012. The revised valuation for the purchased-credit-impaired acquisition date loan balances due to the conversion to the new software was accounted for prospectively as a change in accounting estimate.
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
Also during the third quarter of 2012, the Bank re-estimated the cash flows for the purchased-credit-impaired loans using current data. The re-estimated expected cash flows decreased from prior estimated cash flows. Consistent with ASC 310-10’s fundamental premise that a decrease in expected cash flows results in accrual of a loss contingency and should not result in a change in yield, the Bank evaluated the adequacy of the allowance for loan losses for purchased-credit-impaired loans and determined that an additional provision for loan losses of $7.5 million was appropriate. As a result of the changes in estimates, net income for the year ended December 31, 2012 increased by $900,000, net of tax, and basic and diluted earnings increased by $0.06 per share, as adjusted for 2014 stock dividend.

Overview
Like most financial institutions, the Bancorp derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. The Bancorp’s primary source of funds for making these loans and investments is its deposits, on which it pays interest. Consequently, one of the key measures of the Bancorp’s success is its amount of net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on these interest-bearing liabilities, which is referred to as net interest spread.
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
2015 Economic Outlook

U.S. real GDP is forecasted to grow 2.5% to 3.0% in each of the next two years, marking the strongest two-year period since the middle of the 2001-2007 economic expansion. Growth in the U.S. is expected to be broad-based with much of the improvement coming from a stronger labor market.  It is expected that employers will continue to add an average of 210,000 employees per month and that the unemployment rate will remain below 6.0% in 2015.  At the same time, inflation is expected to drift closer to the Fed’s explicit target of 2.0%.

Consumer Spending is expected to benefit the most from a stronger labor market.  Consumption will be supported by better household balance sheets, stronger income growth and lower gasoline prices. GDP should also be boosted by larger fixed investments by business. In recent quarters, businesses have begun to shift away from share buybacks, dividends and mergers and acquisitions and replaced those outlays with fixed investments.  A potential risk to business fixed investments is the recent decline in oil prices. A sustained decline in the price of oil could have a material impact to business outlays.  Slower economic growth for many of America’s trading partners and a strong dollar mean that trade will likely detract from U.S. real GDP for a second straight year.

Against this favorable backdrop, it is expected that the Federal Reserve will begin raising its short-term rate around the middle of 2015.  Some economists believe that the upper end of the Fed Funds Target Rate will be at 1.0% by the end of 2015 and 2.75% by the end of 2016.

While the outlook in the U.S. remains optimistic, fears of a slowdown in the rest of the world could have a negative impact on the U.S. economy. While the rest of the world continues to take steps to increase growth, the U.S. continues to churn along in a positive direction.  In the Bancorp’s market area, management sees continued moderate (2.00% to 3.00%) growth in 2015, the housing market continuing to improve and unemployment remaining at current levels or slightly improving during the year. Management is seeing improvement in loan demand in the Bancorp’s commercial and industrial, multi-family and commercial real estate loan portfolios and expects to increase lending in the coming year. There continues to be some uncertainty in the political and external environments in 2015, and it is likely that these challenging conditions will continue over the next few years. Overall, the Bancorp’s management is optimistic that 2015 will show a continuation of the improving economic environment experienced in 2014.

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
For the years ended December 31, 2014 and 2013
Net income available to common shareholders increased $10.5 million (32.2%) to $43.2 million for the year ended December 31, 2014, compared to $32.7 million for the year ended December 31, 2013. The increased net income resulted from increases in net interest income of $48.1 million and non-interest income of $2.4 million, partly offset by increases in provision for loan losses of $12.5 million, non-interest expense of $24.9 million, and tax expense of $2.6 million.
Net interest income increased $48.1 million (46.3%) during 2014 to $151.9 million, compared to $103.9 million during 2013 principally due to an increase in the average balance of interest earnings assets of $2.0 billion (from $3.3 billion in 2013 to $5.3 billion in 2014), offset in part by a decline in the net interest margin (tax equivalent) of 27 basis points (from 3.14% in 2013 to 2.87% in 2014). The growth in average interest earning assets was principally driven by increases in multi-family and other commercial loan products. The decrease in net interest margin results from a combination of changed market conditions, including decreased market interest rates and increased competition on loans, and product mix, as secured multi-family loans yield less than other commercial products and was our primary growth area.
Provision for loan losses increased $12.5 million during 2014 to $14.7 million, compared to $2.2 million during 2013. The increase in the provision for loan losses during 2014 was primarily attributable to significant organic loan growth in the held-for-investment loan portfolio, resulting in approximately $10.1 million of provision expense during 2014, and a reduced benefit expected to be collected from the FDIC as collections on covered loans improved and the loss sharing arrangements for the non-single family loans approach their contractual maturity, resulting in approximately $4.6 million of provision expense during 2014.
Non-interest income increased $2.4 million during 2014 to $25.1 million compared to $22.7 million during 2013. The increase in 2014 was attributed to the $2.3 million increase in gains on sales of loans as the Bank began selling excess multi-family loan originations, $1.9 million increase in gains on sales of investment securities as the Bank shortened the duration of its investment portfolio, a $1.2 million increase in bank owned life insurance income as the number of insured employees increased, and a $0.9 million increase in mortgage loan and banking income as the Bank continues to develop that business, offset primarily by a decrease in the mortgage warehouse transactional fees of $4.7 million.
Non-interest expense increased $24.9 million during 2014 to $98.9 million compared to $74.0 million during 2013. Expenses increased in 2014 principally for salaries and employee benefits as staffing levels grew to support the growing business (up $10.9 million), assessments for FDIC insurance and Pennsylvania shares tax increased as the Bank grew (up $6.2 million), professional services related to loan workout, litigation and other general regulatory matters (up $2.2 million), occupancy expense (up $2.2 million) as our need for space grew, other real estate owned resolution expenses as we work through problem properties (up $2.2 million), and technology, communications and bank operations expense (up $1.5 million) as a result of our growth. The increase was offset in by a provision for loss contingency recorded in 2013 of $2.0 million.
Income tax expense increased $2.6 million during 2014 to $20.2 million compared to $17.6 million during 2013. The increased income tax expense was driven primarily from increased taxable income in 2014 (up $13.1 million to $63.4 million), offset in part by a $1.5 million benefit that resulted from a return to provision and deferred tax analysis performed in third quarter 2014.
For the years ended December 31, 2013 and 2012
Net income available to common shareholders increased $8.9 million (37.3%) to $32.7 million for the year ended December 31, 2013, compared to $23.8 million for the year ended December 31, 2012. The increased net income resulted from a $31.8 million increase in net interest income and a $12.0 million decrease in the provision for loan losses, offset by decreases in non-interest income of $6.3 million, an increase in non-interest expense of $23.4 million and a $5.3 million increase in income tax expense.
The increased net interest income of $31.8 million (44.1%) for the year ended December 31, 2013 to $103.9 million compared to $72.0 million for the year ended December 31, 2012 resulted principally from an increase in average loan balances (loans held for sale and loans receivable) of $974.0 million to $2.8 billion, offset in part by a 39 basis point decrease in average yields on loans to 4.26% net with a 22 basis point decrease in the cost of funding. The growth in average loans was principally in loans to mortgage bankers to fund warehouse lines and multi-family and other commercial real estate loans. The decrease in yield results from a combination of changed market conditions, including increased competition for loans, and product mix, as secured multi-family loans yield less than other commercial products and was our primary growth area.
During 2013, the provision for loan losses was $2.2 million, a decrease of $12.0 million from a provision of $14.3 million during 2012. The decrease in the provision for loan losses in 2013 resulted primarily from (i) $7.5 million increase in the provision recorded in 2012 due to the re-estimation of cash flows related to purchased-credit-impaired loans, (ii) $2.6 million reduction in the provision during 2013 due to better sustained performance of the Bancorp’s commercial (including multi-family) and residential mortgage loan portfolios, (iii) $0.3 million net reduction in the provision, including the effect of a write-down of the FDIC receivable balance in 2013 upon final payoff of covered loans which previously had a specific allowance, and (iv) approximately $1.6 million net reduction in the provision due to generally decreased delinquencies and improved asset quality and market conditions partially offset by an increase in the provision for asset growth during 2013.
Non-interest income declined $6.3 million in the year ended December 31, 2013 to $22.7 million compared to $29.0 million for the year ended December 31, 2012. The decrease in 2013 is attributed to the $7.7 million decrease in gains on sales of investment securities, offset in part by the launching of the mortgage banking business (generating $1.1 million of income) and increased investment in bank-owned life insurance (generating an increase in income of $1.1 million).
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
Income tax expense increased $5.3 million in 2013 to $17.6 million compared to $12.3 million in 2012. The increased income tax expense was driven primarily from the increase in taxable income in 2013 compared to 2012 (up $14.2 million to $50.3 million) and a 1.0% increase in the effective tax rate to 35.0% from 34.0% due to an increase in pre-tax book income.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings. The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	For the Year ended December 31,
	2014			2013			2012
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
(amounts in thousands)
Assets
Interest-earning deposits	$228,668	$577	0.25%	$190,298	$482	0.25%	$138,475	$352	0.25%
Investment securities, taxable (A)	451,932	10,386	2.30	260,862	6,314	2.42	224,075	6,663	2.97
Investment securities, non-taxable (A)	—	—	—	—	—	—	1,642	68	4.16
Loans held for sale	911,594	30,801	3.38	992,421	38,140	3.84	423,886	15,950	3.76
Loans receivable	3,656,891	146,388	4.00	1,842,310	82,580	4.48	1,436,805	70,510	4.91
Other interest earning assets	66,669	2,275	3.41	27,095	640	2.36	21,140	271	1.28
Total interest-earning assets	5,315,754	190,427	3.58	3,312,986	128,156	3.87	2,246,023	93,814	4.18
Non-interest-earning assets	227,045			142,350			79,280
Total assets	$5,542,799			$3,455,336			$2,325,303
Liabilities
Interest checking	$62,840	361	0.57	$45,613	191	0.42	36,701	193	0.52
Money market deposit accounts	1,712,896	10,391	0.61	1,106,457	7,619	0.69	853,658	7,404	0.87
Other savings	40,795	172	0.42	31,741	152	0.48	22,947	133	0.58
Certificates of deposit	1,403,774	13,530	0.96	1,251,709	13,058	1.04	935,208	13,346	1.43
Total interest-bearing deposits	3,220,305	24,454	0.76	2,435,520	21,020	0.86	1,848,514	21,076	1.14
Borrowings	1,268,205	14,050	1.11	278,297	3,281	1.18	100,484	685	0.68
Total interest-bearing liabilities	4,488,510	38,504	0.86	2,713,817	24,301	0.90	1,948,998	21,761	1.12
Non-interest-bearing deposits	620,385			385,187			180,722
Total deposits and borrowings	5,108,895		0.75	3,099,004		0.78	2,129,720		1.02
Other non-interest-bearing liabilities	17,905			11,779			7,948
Total liabilities	5,126,800			3,110,783			2,137,668
Shareholders’ Equity	415,999			344,553			187,635
Total liabilities and shareholders’ equity	$5,542,799			$3,455,336			$2,325,303
Net interest earnings		151,923			103,855			72,053
Tax-equivalent adjustment (C)		405			244			131
Net interest earnings		$152,328			$104,099			$72,184
Interest spread			2.83%			3.09%			3.16%
Net interest margin (D)			2.86			3.13			3.21
Net interest margin tax equivalent (C)(D)			2.87			3.14			3.21

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

(D)
Excluding the adjustment to interest income for the change in accounting estimate on purchased-credit-impaired loans of $4.5 million, net interest margin and net interest margin tax equivalent are 3.05% for the twelve months ended December 31, 2012.

(E)
Certain amounts reported in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

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

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$(2)	$97	$95	$(2)	$131	$129
Investment securities, taxable	(335)	4,407	4,072	(1,347)	998	(349)
Investment securities, non-taxable	—	—	—	(34)	(34)	(68)
Loans held for sale	(4,384)	(2,955)	(7,339)	348	21,843	22,191
Loans receivable	(9,683)	73,491	63,808	(6,511)	18,581	12,070
Other interest earning assets	382	1,253	1,635	277	92	369
Total interest income	(14,022)	76,293	62,271	(7,269)	41,611	34,342
Interest expense:
Interest checking	84	86	170	(43)	42	(1)
Money market deposit accounts	(996)	3,768	2,772	(1,710)	1,926	216
Savings	(20)	40	20	(26)	45	19
Certificates of deposit	(1,040)	1,512	472	(4,130)	3,840	(290)
Total interest bearing deposits	(1,972)	5,406	3,434	(5,909)	5,853	(56)
Borrowings	(210)	10,979	10,769	757	1,839	2,596
Total interest expense	(2,182)	16,385	14,203	(5,152)	7,692	2,540
Net interest income	$(11,840)	$59,908	$48,068	$(2,117)	$33,919	$31,802
For the years ended December 31, 2014 and 2013
Net interest income for the year ended December 31, 2014 was $151.9 million, an increase of $48.1 million, or 46.3%, when compared to net interest income for the year ended December 31, 2013 of $103.9 million. This increase in net interest income was primarily attributable to an increase of $1.8 billion in average loans receivable, principally in multi-family and other commercial loans.
The key measure of net interest income is net interest margin. While the Bancorp’s net interest margin decreased to 2.87% for the year ended December 31, 2014 from 3.14% for the year ended December 31, 2013, the impact on net interest income was secondary to the significant increases in loan volume.
For the years ended December 31, 2013 and 2012
Net interest income for the year ended December 31, 2013 was $103.9 million, an increase of $31.8 million, or 44.1%, when compared to net interest income for the year ended December 31, 2012 of $72.1 million. This increase in net interest income was primarily attributable to an increase of $568.5 million in average loans held for sale, principally loans to mortgage bankers to fund inventory, and an increase of $405.5 million in average loans held receivable, driven by increased average balances in commercial and multi-family loans.
The key measure of net interest income is net interest margin. While the Bancorp’s net interest margin decreased to 3.13% for the year ended December 31, 2013 from 3.21% for the year ended December 31, 2012, the impact on net interest income was secondary to the significant increases in loan volume.

PROVISION FOR LOAN LOSSES
For more information about our provision and allowance for loan losses methodology and our loss experience, see “Credit Risk” and “Asset Quality” herein and “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.”
Customers Bancorp maintains its allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The allowance for loan losses is estimated as of the end of each quarter and compared to the balance recorded in the general ledger net of charge-offs and recoveries. The allowance is adjusted to the estimated allowance for loan losses balance via a charge (or debit) to the provision for loan losses.
For the years ended December 31, 2014 and 2013
At December 31, 2014, approximately 0.7 % of the total loan portfolio was covered under loss sharing agreements with the FDIC. Reductions in estimated cash flows on the covered loans are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements.
During 2014, the provision for loan losses was $14.7 million, an increase of $12.5 million from a provision of $2.2 million during 2013. The increase in the provision for loan losses during 2014 was primarily attributable to significant organic loan growth in the held-for-investment loan portfolio, resulting in approximately $10.1 million of provision expense during 2014, and a reduced benefit expected to be collected from the FDIC as collections on covered loans improved and the loss sharing arrangements for the non-single family loans approach their contractual maturity, resulting in approximately $4.7 million of provision expense during 2014.
For the years ended December 31, 2013 and 2012
At December 31, 2013, approximately 2.1% of the total loan portfolio was covered under loss sharing agreements with the FDIC. Reductions in estimated cash flows on the covered loans are taken as additional provisions, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements.
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

NON-INTEREST INCOME
The chart below shows the various components of non-interest income for each of the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Mortgage warehouse transactional fees	$8,233	$12,962	$12,289
Bank-owned life insurance	3,702	2,482	1,332
Gains on sales of investment securities	3,191	1,274	9,017
Gains on sales of loans	3,125	852	357
Mortgage loan and banking income	2,048	1,142	—
Deposit fees	801	675	481
Other	4,026	3,316	5,482
Total non-interest income	$25,126	$22,703	$28,958
For the years ended December 31, 2014 and 2013
Non-interest income increased $2.4 million during 2014 to $25.1 million compared to $22.7 million during 2013. The increase in 2014 was attributed to the $2.3 million increase in gains on sales of loans as the Bank began selling excess multi-family loan originations, $1.9 million increase in gains on sales of investment securities as the Bank shortened the duration of the investment portfolio, a $1.2 million increase in bank owned life insurance income as the number of insured employees increased, and a $0.9 million increase in mortgage loan and banking income as Customers continues to develop that business, offset primarily by a decrease in the mortgage warehouse transactional fees of $4.7 million.
For the years ended December 31, 2013 and 2012
Non-interest income declined $6.3 million in the year ended December 31, 2013 to $22.7 million compared to $29.0 million for the year ended December 31, 2012. The decrease in 2013 is attributed to the $7.7 million decrease in gains on sales of investment securities, offset in part by the launching of the mortgage banking business (generating $1.1 million of income) and increased investment in bank-owned life insurance (generating an increase in income of $1.1 million). Also, 2012 other non-interest income includes a benefit of $4.5 million resulting from an increased estimate of cash flows to be received from the FDIC for future losses on covered loans.

NON-INTEREST EXPENSE
The below chart shows the various components of non-interest expense for each of the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Salaries and employee benefits	$46,427	$35,493	$23,846
FDIC assessments, taxes, and regulatory fees	11,812	5,568	3,037
Occupancy	11,010	8,829	6,816
Professional services	7,748	5,548	3,468
Technology, communication and bank operations	5,856	4,330	2,805
Other real estate owned	3,601	1,365	(85)
Loan workout	1,706	2,245	2,243
Advertising and promotion	1,325	1,274	1,219
Loss contingency	—	2,000	—
Stock offering expenses	—	—	1,437
Other	9,429	7,372	5,865
Total non-interest expenses	$98,914	$74,024	$50,651
For the years ended December 31, 2014 and 2013
Non-interest expense was $98.9 million for the year ended December 31, 2014, which was an increase of $24.9 million over non-interest expense of $74.0 million for the year ended December 31, 2013.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $10.9 million (30.8%) to $46.4 million for the year ended December 31, 2014 from $35.5 million for the year ended December 31, 2013. The primary reason for this increase was due to the increase in the number of employees from 383 full-time equivalents at December 31, 2013 to 422 full-time equivalents at December 31, 2014 and a full year of expense for the growth of employees in 2013 as we increased the number of team members to support our growing commercial loan, multi-family/commercial real estate, and mortgage banking businesses and the related administrative support functions.
FDIC assessments, taxes and regulatory fees increased by $6.2 million to $11.8 million for the year-ended December 31, 2014 from $5.6 million for the year-ended December 31, 2013 due to increased assets subject to the FDIC assessment, higher regulatory fees and higher Pennsylvania bank shares tax expense as a result of the growth of the Bank.
Occupancy expense increased $2.2 million, rising to $11.0 million for the year-ended December 31, 2014 from $8.8 million for the year-ended December 31, 2013 as a result of a full year of facilities expense from expansion into new markets during 2013.
Professional services expense increased $2.2 million, to $7.7 million for the year ended December 31, 2014 from $5.5 million for the year-ended December 31, 2013 due to higher legal and consulting expenses in 2014 related to regulatory filings and other regulatory and legal matters as well as general growth of the Bank.
Technology communication and bank operations increased $1.5 million, rising to $5.9 million for the year ended December 31, 2014 from $4.3 million for the year-ended December 31, 2013 related to the increased number of employees and increased technology improvements to meet the needs of a larger Bank.
Larger expenses classified in other expense include loan origination expenses, supplies, director fees, shareholder relations, sponsorships, and business development expenses. Generally these expenses increased as a direct result of the growth of the Bank.
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
Occupancy expense increased $2.0 million, rising to $8.8 million for the year-ended December 31, 2013 from $6.8 million for the year-ended December 31, 2012. The increase was related to building the infrastructure to support our growth as well as the cost of expansion into new markets.
FDIC assessments, taxes and regulatory fees increased $2.5 million to $5.6 million for the year-ended December 31, 2013 from $3.0 million for the year-ended December 31, 2012. The primary reasons for this increase were related to higher Pennsylvania bank shares tax expense that resulted from legislative changes to the tax calculation, deposit premiums and other regulatory and filing fees.
Professional services expense increased $2.1 million, to $5.5 million for the year-ended December 31, 2013 from $3.5 million for the year-ended December 31, 2012. This increase was primarily attributable to higher legal and consulting expenses in 2013 related to regulatory filings and other matters, including responding to alleged Fair Lending violations.
Technology communication and bank operations increased $1.5 million, rising to $4.3 million for the year-ended December 31, 2013 from $2.8 million for the year-ended December 31, 2012. The primary reason for this increase was related to building the infrastructure to support the growth through increased technology improvements and upgrades as well as the costs related to expanding of technological platforms into new markets. This corresponds with our philosophy of “high touch, high tech”, whereby we provide an exceptional level of customer service supported by state-of-the-art technology.
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
Other expenses increased $1.2 million to $7.0 million for the year-ended December 31, 2013, compared to $5.8 million for the year-ended December 31, 2012. The increase was primarily attributed to the $1.2 million increase in loan origination and servicing fees to $2.1 million for the year-ended December 31, 2013, compared to $0.9 million for the year-ended December 31, 2012.
INCOME TAXES
For the years ended December 31, 2014 and 2013
The income tax expense and effective tax rate include both federal and state income taxes. In 2014, income tax expense was $20.2 million with an effective tax rate of 31.83%, compared to an expense of $17.6 million and a rate of 35.00% for 2013. Income tax expense was driven primarily by net income before taxes of $63.4 million and $50.3 million, for the twelve months ended December 31, 2014, and December 31, 2013, respectively. In 2014, income tax expense was offset by a tax benefit from bank-owned life insurance of $1,269,000, or a 2.04% tax rate reduction. In 2013, income tax expense was offset by a tax benefit from bank-owned life insurance of $869,000, or a 1.73% rate reduction. In addition to the bank-owned life insurance benefit, 2014 was affected by other tax benefits of $1,821,000, or a 2.88% tax rate deduction which included a $1,526,000 benefit from a return to provision and deferred tax analysis performed in the third quarter of 2014.
For the years ended December 31, 2013 and 2012
The income tax expense and effective tax rate include both federal and state income taxes. In 2013, income tax expense was $17.6 million with an effective tax rate of 35.00%, compared to an expense of $12.3 million and a rate of 34.00% for 2012. Income tax expense was driven primarily by net income before taxes of $50.3 million and $36.1 million, for the twelve months ended December 31, 2013, and December 31, 2012, respectively. In 2013, income tax expense was offset by a tax benefit from bank-owned life insurance of $869,000, or a 1.73% tax rate reduction. In 2012, income tax expense was offset by a tax benefit from bank owned life insurance of $466,000, or a 1.29% tax rate reduction.

For additional information regarding the Bancorp’s income taxes, refer to “NOTE 15 – INCOME TAXES”.
FINANCIAL CONDITION
GENERAL
Total assets were $6.8 billion at December 31, 2014. This represented a $2.6 billion, or 64.3% increase from $4.2 billion at December 31, 2013. The major change in our financial position occurred as the result of the growth in loans receivable, which increased by 74.9% or $1.8 billion to $4.3 billion at December 31, 2014, from $2.5 billion at December 31, 2013.
The main driver of the increase in assets was primarily from the expansion of the commercial loan portfolio. Multi-family loans increased by $1.1 billion (100.0%) to $2.2 billion at December 31, 2014 from $1.1 billion at December 31, 2013 not including $99.8 million of multi-family loans held for sale at December 31, 2014. Commercial real estate loans increased by $396.1 million (52.5%) to $1.1 billion from $753.6 million at December 31, 2013. Additionally, commercial and industrial loans increased by $246.1 million (83.0%) to $542.7 million at December 31, 2014 from $296.6 million at December 31, 2013. Loans held for sale increased by $687.9 million (92.0%) to $1.4 billion at December 31, 2014 from $747.6 million at December 31, 2013.
Total liabilities were $6.4 billion at December 31, 2014. This represented a $2.6 billion, or 69.4%, increase from $3.8 billion at December 31, 2013. The increase in total liabilities was due to a higher level of deposits in 2014, compared to 2013. Total deposits grew by $1.6 billion (53.1%), to $4.5 billion at December 31, 2014 from $3.0 billion at December 31, 2013. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. These wholesale and network sources provide low-cost funding alternatives to retail deposits and diversify to the Bank’s sources of funds. The growth in retail deposits was primarily due to exceptional sales execution, despite lower interest rates in 2014. Additional funding for asset growth was obtained through FHLB advances which increased by $911.5 million to $1.6 billion at December 31, 2014 from $706.5 million at December 31, 2013.
The following table sets forth certain key condensed balance sheet data:

	December 31,
	2014	2013
(amounts in thousands)
Cash and cash equivalents	$371,023	$233,068
Investment securities, available for sale	416,685	497,573
Loans held for sale (includes $1,335,668 and $747,593, respectively at fair value)	1,435,459	747,593
Loans receivable	4,312,173	2,465,078
Total loans receivable, net of the allowance for loan losses	4,281,241	2,441,080
Total assets	6,825,370	4,153,173
Total deposits	4,532,538	2,959,922
Federal funds purchased	—	13,000
FHLB advances	1,618,000	706,500
Other borrowings	88,250	63,250
Subordinated debt	110,000	2,000
Total liabilities	6,382,225	3,766,550
Total shareholders’ equity	443,145	386,623
Total liabilities and shareholders’ equity	6,825,370	4,153,173
CASH AND DUE FROM BANKS
Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $62.7 million at December 31, 2014. This represents a $2.0 million increase from $60.7 million at December 31, 2013. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank.

INTEREST-EARNING DEPOSITS
Interest earning deposits consist mainly of deposits at the Federal Reserve Bank of Philadelphia. These deposits totaled $308.3 million at December 31, 2014, which is a $135.9 million increase from $172.4 million at December 31, 2013. This balance varies from day to day, depending on several factors, such as variations in customers’ deposits with the Bank and the payment of checks drawn on customers’ accounts.
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
At December 31, 2014, investment securities were $416.7 million compared to $497.6 million at December 31, 2013. The decrease was primarily the result of the sale of securities to strategically reduce interest rate risk by shortening the duration of the investment securities' term.
Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.

The following table sets forth the amortized cost of the investment securities at the last three fiscal year ends:

	December 31,
	2014	2013	2012
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$376,854	$461,988	$102,449
Corporate notes (2)	15,000	25,000	25,000
Equity securities (3)	23,074	23,074	6
	$414,928	$510,062	$127,455

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Includes subordinated debt issued by other bank holding companies.

(3)	Comprised primarily of equity securities in a foreign entity.
For financial reporting purposes, available-for-sale securities are carried at fair value.
The following table sets forth information about the maturities and weighted-average yield of the securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2014
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No Specific Maturity	Total	Total
	(dollars in thousands)
Available for Sale
Mortgage-backed securities	$—	$—	$—	$—	$376,854	$376,854	$377,311
Yield	—	—	—	—	2.29%	2.29%	—
Corporate notes	—	—	15,000	—	—	15,000	15,104
Yield	—	—	5.58%	—	—	5.58%	—
Equity securities	—	—	—	—	23,074	23,074	24,270
Yield	—	—	—	—	—%	—%	—
Total	$—	$—	$15,000	$—	$399,928	$414,928	$416,685
Weighted Average Yield	—%	—%	5.58%	—%	2.29%	2.28%
The mortgage-backed securities in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages. The corporate notes in the portfolio are high-quality investments in financial service industry companies
LOANS
Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio is primarily comprised of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, construction, and commercial and industrial loans. The Bank continues to focus on small business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:
Commercial Lending
The Bank’s commercial lending is divided into four groups: Business Banking, Small Business Banking, Multi-family, and Commercial real estate. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.
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
In 2009, the Bank launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of excessive market turmoil. The Bank saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business.

The goal of the lending to mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The residential loans are taken as collateral for the Bank’s loans. As of December 31, 2014, loans in the warehouse lending portfolio totaled $1.3 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending product is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2014, the Bank had multi-family loans of $2.2 billion outstanding, making up approximately 38.8% of the Bank’s total loan portfolio, compared to $1.1 billion, or approximately 33.1% of the total loan portfolio at December 31, 2013.
As of December 31, 2014, the Bank had $5.3 billion in commercial loans outstanding, composing approximately 92.5% of its total loan portfolio, which includes loans held for sale, compared to $2.9 billion, composing approximately 90.2% at December 31, 2013.
Consumer Lending
The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. As of December 31, 2014, the Bank had $432.2 million in consumer loans outstanding, or 7.5% of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
Customers Bank has launched a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. As part of this commitment, a loan production office was opened in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s assessment areas.
The composition of loans held for sale was as follows:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Commercial Loans:
Mortgage warehouse loans at fair value (1)	$1,332,019	$740,694	$1,439,889	$174,999	$199,970
Multi-family loans at lower of cost or fair value	99,791	—	—	—	—
Total Commercial Loans Held for Sale	1,431,810	740,694	1,439,889	174,999	199,970
Consumer Loans:
Residential mortgage loans at fair value	3,649	6,899	—	—	—
Loans held for sale	$1,435,459	$747,593	$1,439,889	$174,999	$199,970
(1) Prior to 2012 the Bank had not elected the fair value option on Mortgage warehouse loans held for sale.

During the fourth quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loans and allowance for loan losses as of December 31, 2013 were reclassified to conform to the December 31, 2014 presentation.
The composition of loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Commercial:
Multi-family	$2,127,034	$1,063,459	$362,689	$70,945	$—
Commercial real estate	1,132,072	724,752	437,696	244,106	144,849
Commercial and industrial	540,430	292,937	114,615	109,986	35,942
Construction	56,669	31,314	25,709	10,732	13,387
Mortgage warehouse (b)	—	—	9,565	619,318	186,113
Total Commercial Loans	3,856,205	2,112,462	950,274	1,055,087	380,291

Consumer:
Residential real estate	285,003	145,188	110,008	53,646	28,964
Manufactured housing	126,731	139,471	153,429	104,565	102,924
Home equity / other	1,541	2,144	2,072	2,208	1,581
Total Consumer Loans	413,275	286,803	265,509	160,419	133,469
Total loan receivable not covered under FDIC loss sharing agreements	4,269,480	2,399,265	1,215,783	1,215,506	513,760
Commercial:
Commercial real estate	17,585	28,839	51,636	61,128	75,245
Commercial and industrial	2,235	3,658	11,718	13,798	22,876
Construction	6,705	11,603	19,845	24,873	38,280
Multi-family	372	600	647	—	—
Total Commercial Loans	26,897	44,700	83,846	99,799	136,401

Consumer:
Residential real estate	12,392	18,732	19,952	22,465	23,822
Home equity / other	2,892	3,293	3,729	4,012	4,662
Total Consumer Loans	15,284	22,025	23,681	26,477	28,484
Total loan receivable covered under FDIC loss sharing agreements (a)	42,181	66,725	107,527	126,276	164,885
	4,311,661	2,465,990	1,323,310	1,341,782	678,645
Unearned origination costs, net	512	(912)	1,157	(389)	327
Allowance for loan losses	(30,932)	(23,998)	(25,837)	(15,032)	(15,129)
Loans receivable, net	$4,281,241	$2,441,080	$1,298,630	$1,326,361	$663,843

(a)
Covered loans receivable acquired from the former USA Bank and ISN Bank are covered under the FDIC loss sharing agreements over a five to ten year period which begin to expire in 2015 depending upon the type of loan.

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

Loans to mortgage bank businesses and certain residential loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $1.4 billion and $747.6 million at December 31, 2014 and 2013, respectively. Loans held for sale are not included in the loan receivable amounts. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of the home purchase or refinancing of a mortgage loan through the sale of the loan by the mortgage originator into the secondary market, either through a repurchase facility or the purchase of the underlying mortgages. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.
Loans receivable, net, increased by $1.8 billion to $4.3 billion at December 31, 2014 from $2.4 billion at December 31, 2013. The increase in Loans receivable, net, was also attributable to higher balances for multi-family, commercial real estate, and commercial and industrial loans which increased $1.1 billion, $396.1 million, and $246.1 million, respectively from December 31, 2013. The multi-family, commercial real estate and commercial and industrial loan balance is increasing due to the focus on this element of the Bank's organic growth strategy. Offsetting these increases in part was the loan runoff for purchased-credit-impaired and covered loans.
The following table sets forth certain categories of loans receivable* as of December 31, 2014, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Construction	$7,207	$14,698	$41,469	$63,374
Commercial real estate	32,478	512,365	604,814	1,149,657
Multi-family	11	1,266,938	860,457	2,127,406
Commercial and industrial	131,424	230,178	181,063	542,665
Total	$171,120	$2,024,179	$1,687,803	$3,883,102
Amount of such loans with:
Predetermined rates	$36,013	$1,716,479	$1,117,602	$2,870,094
Floating or adjustable rates	135,107	307,700	570,201	1,013,008
Total	$171,120	$2,024,179	$1,687,803	$3,883,102
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
The provision for loan losses was $14.7 million, $2.2 million, and $14.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $30.9 million, or 0.7% of total non-covered loans, at December 31, 2014, and $24.0 million, or 1.0% of total non-covered loans, at December 31, 2013. The coverage ratio declined during 2014 largely due to the decrease in non-performing loans as a result of net-charge-offs on loans resolved or transferred to other real estate owned, and the growth of the multi-family loan portfolio which draws only a 40 bps reserve level due to its historical payment experience. Net charge-offs were $3.1 million for the year ended December 31, 2014, a decrease of $3.8 million compared to the $6.9 million for the year ending December 31, 2013. The Bank had approximately $42.2 million in loans that were covered under loss share arrangements with the FDIC as of December 31, 2014 and $66.7 million as of December 31, 2013. Customers Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.

The chart below depicts the Bancorp’s allowance for loan losses, excluding the effects of the FDIC receivable, for the periods indicated.

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$23,998	$25,837	$15,032	$15,129	$10,032
Loan charge-offs (1)
Construction	895	2,096	2,507	1,179	1,214
Commercial real estate	2,197	3,358	2,462	5,775	964
Commercial and industrial	1,155	1,387	522	2,543	1,699
Residential real estate	667	410	649	109	1,366
Home equity / other	33	87	26	55	22
Total Charge-offs (2)	4,947	7,338	6,166	9,661	5,265
Loan recoveries
Construction	13	—	4	2	—
Commercial real estate	1,026	42	63	94	—
Commercial and industrial	511	391	514	11	6
Residential real estate	265	2	5	—	9
Home equity / other	8	9	114	7	—
Total Recoveries	1,823	444	700	114	15
Total net charge-offs	3,124	6,894	5,466	9,547	5,250
Provision for loan losses (3)	10,058	5,055	16,271	9,450	10,397
Transfer (4)	—	—	—	—	(50)
Balance of the allowance for loan losses at the end of the year	$30,932	$23,998	$25,837	$15,032	$15,129
Net charge-offs as a percentage of average non-covered loans	0.09%	0.38%	0.43%	1.13%	1.00%

(1)	Charge-offs on purchased-credit-impaired loans that are pooled are not recognized until the pool matures.

(2)	The large charge-offs in 2011 were related to loans acquired in the 2010 FDIC assisted transactions and the Legacy portfolio.

(3)
The 2014, 2013, 2012 and 2011provision amounts excludes the (cost)/benefit of the FDIC loss share arrangements of $(4.7) million, $2.8 million, $2.0 million, and $2.0 million respectively. There are no comparable amounts for 2010.

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
The Bank's methodology includes an evaluation of loss potential from individual problem credits, as well as a general reserve for the portfolio considering anticipated specific and general economic factors that may positively or adversely affect collectability. This assessment includes a review of changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions that may affect borrowers’ ability to repay, and other factors that may warrant consideration in estimating the reserve. In addition, the Bancorp’s internal auditors, loan review, and various regulatory agencies periodically review the adequacy of the allowance as an integral part of their work responsibilities or examination process. Customers Bancorp may be asked to recognize additions or reductions to the allowance for loan losses based on their judgments of information available at the time of their examination.
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
The following table shows how the allowance for loan losses was allocated among the various loan portfolios outstanding as of December 31, 2014, 2013, and 2012, respectively. This allocation was based on management’s specific review of the credit risk of the outstanding loan portfolios in each category as well as historical trends.

	December 31,
	2014		2013		2012
	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans (a)
	(dollars in thousands)
Construction	$1,047	3.4%	$2,385	9.9%	$3,991	15.4%
Commercial real estate	13,572	43.9%	11,478	47.8%	13,645	52.9%
Multi-family	8,493	27.5%	4,227	17.6%	1,794	6.9%
Commercial and industrial	4,746	15.3%	2,674	11.2%	1,477	5.7%
Residential real estate	2,698	8.7%	2,490	10.4%	3,233	12.5%
Home equity / other	114	0.4%	130	0.5%	154	0.6%
Mortgage warehouse	—	—%	—	—%	71	0.3%
Manufactured housing	262	0.8%	614	2.6%	750	2.9%
Residual Reserve	—	—%	—	—%	722	2.8%
	$30,932	100.0%	$23,998	100.0%	$25,837	100.0%

	December 31,
	2011		2010
	Allowance for loan losses	Percent of Loans in each category to total loans (a)	Allowance for loan losses	Percent of Loans in each category to total loans
	(dollars in thousands)
Construction	$4,656	31.0%	$2,126	14.1%
Commercial real estate	5,447	36.2%	6,280	41.5%
Multi-family	1,583	10.5%	—	—%
Commercial and industrial	1,441	9.6%	1,663	11.0%
Residential real estate	844	5.6%	3,988	26.3%
Home equity / other	77	0.5%	11	0.1%
Mortgage warehouse	929	6.2%	465	3.1%
Manufactured housing	1	—%	—	—%
Residual Reserve	54	0.4%	596	3.9%
	$15,032	100.0%	$15,129	100.0%

(a)	Total loans include covered and non-covered loans in 2014, 2013, 2012, and 2011. No covered loans were held prior to 2010.

ASSET QUALITY
The Bank divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated, and loans that were acquired. The Bank further divides originated loans into two categories: those originated prior to the current underwriting standards in 2009 and those originated subject to those standards post 2009, and purchased loans into two categories: those purchased at a credit discount, and those not acquired with credit discount. Management believes that this additional information provides for a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan loss reserves. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves, as described below. The allowance for loan losses is to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. This schedule includes both loans held for sale and loans held for investment.
Asset Quality at December 31, 2014

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
	(dollars in thousands)
Legacy Loans
Legacy	$54,075	$50,322	$1,100	$—	$2,653	$4,958	$7,611	4.91%	12.89%
TDRs	1,060	998	—	—	62	—	62	5.85%	5.85%
Total Legacy Loans	55,135	51,320	1,100	—	2,715	4,958	7,673	4.92%	12.77%

Multi-Family	2,122,473	2,122,473	—	—	—	—	—	0.00%	0.00%
Commercial Real Estate	1,027,184	1,025,330	—	—	1,854	—	1,854	0.18%	0.18%
Commercial & Industrial	466,653	465,746	—	—	907	335	1,242	0.19%	0.27%
Residential	160,225	159,572	492	—	161	—	161	0.10%	0.10%
Construction	56,510	56,510	—	—	—	—	—	0.00%	0.00%
Home equity / other	576	567	—	—	9	—	9	1.56%	1.56%
TDR's	576	576	—	—	—	—	—	0.00%	0.00%
Total Originated Loans	3,834,197	3,830,774	492	—	2,931	335	3,266	0.08%	0.09%
Acquired Loans
Covered	30,282	25,371	665	—	4,246	9,445	13,691	14.02%	34.46%
Non-covered	332,045	320,459	6,219	4,388	979	633	1,612	0.29%	0.48%
TDR's Covered	532	532	—	—	—	—	—	0.00%	0.00%
TDRs Non-Covered	2,853	1,886	105	—	862	—	862	30.21%	30.21%
Total Acquired Loans	365,712	348,248	6,989	4,388	6,087	10,078	16,165	1.66%	4.30%
Acquired PCI Loans
Covered	11,367	3,933	—	7,434	—	—	—	0.00%	0.00%
Non-Covered	45,250	38,951	655	5,644	—	—	—	0.00%	0.00%
Total Acquired PCI Loans	56,617	42,884	655	13,078	—	—	—	0.00%	0.00%
Unearned Origination Fees	512	512	—	—	—	—	—
Total Loans Receivable	4,312,173	4,273,738	9,236	17,466	11,733	15,371	27,104	0.27%	0.63%
Total Loans Held for Sale	1,435,459	1,435,459	—	—	—	—	—
Total Portfolio	$5,747,632	$5,709,197	$9,236	$17,466	$11,733	$15,371	$27,104	0.20%	0.47%

Asset Quality at December 31, 2014 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)

New Century Orig. Loans
Legacy	$54,075	$2,653	$1,546	$—	$1,546	2.86%	58.27%
TDRs	1,060	62	30	—	30	2.83%	48.39%
Total Legacy Loans	55,135	2,715	1,576	—	1,576	2.86%	58.05%

Multi-Family	2,122,473	—	8,491	—	8,491	0.40%	n/a
Commercial Real Estate	1,027,184	1,854	7,610	—	7,610	0.74%	410.46%
Commercial & Industrial	466,653	907	3,418	—	3,418	0.73%	376.85%
Residential	160,225	161	1,171	—	1,171	0.73%	727.33%
Construction	56,510	—	424	—	424	0.75%	n/a
Home equity / other	576	9	8	—	8	1.39%	88.89%
TDR's	576	—	—	—	—	0.00%	n/a
Total Originated Loans	3,834,197	2,931	21,122	—	21,122	0.55%	720.64%
Acquired Loans
Covered	30,282	4,246	603	—	603	1.99%	14.20%
Non-covered	332,045	979	617	3,042	3,659	1.10%	373.75%
TDR's Covered	532	—	—	—	—	0.00%	n/a
TDRs Non-Covered	2,853	862	—	—	—	0.00%	0.00%
Total Acquired Loans	365,712	6,087	1,220	3,042	4,262	1.17%	70.02%
Acquired PCI Loans
Covered	11,367	—	1,669	—	1,669	14.68%	n/a
Non-Covered	45,250	—	5,345	—	5,345	11.81%	n/a
Total Acquired PCI Loans	56,617	—	7,014	—	7,014	12.39%	n/a
Unearned Origination Fees	512
Total Loans Held for Investment	4,312,173	11,733	30,932	3,042	33,974	0.79%	289.56%
Total Loans Held for Sale	1,435,459	—	—	—	—	0.00%	n/a
Total Portfolio	$5,747,632	$11,733	$30,932	$3,042	$33,974	0.59%	289.56%
Originated Loans
Originated loans (excluding held-for-sale loans) totaled $3.8 billion, or 67.7%, of total loans at December 31, 2014, compared to $2.1 billion, or 64.2%, at December 31, 2013. Of the total originated loans at December 31, 2014, $3.8 billion, or 98.6%, were originated post 2009, when the new management team adopted new underwriting standards that management believes better limits risks of loss. Only $2.9 million, or 0.08%, of the post 2009 loans were non-performing at December 31, 2014. Of the total originated loans at December 31, 2013, $2.0 billion, or 96.3%, were originated post 2009. Only $0.5 million, or 0.03%, of the post 2009 loans were non-performing at December 31, 2013. The post 2009 originated loans were supported by an allowance for loan losses of $21.1 million (0.55% of post 2009 originated loans) and $10.7 million (0.54% of post 2009 originated loans), respectively, at December 31, 2014 and December 31, 2013.
Legacy loans declined $20.9 million to $55.1 million at December 31, 2014, compared to $76.0 million at December 31, 2013. Non-performing Legacy loans also declined to $2.7 million at December 31, 2014 from $10.2 million at December 31, 2013 as the Bank continued to workout the losses in this portfolio. The Legacy originated loans were supported by an allowance for loan losses of $1.6 million (2.86% of Legacy loans) and $2.4 million (3.21% of Legacy loans), respectively, at December 31, 2014 and December 31, 2013.
Acquired Loans
At December 31, 2014, Customers Bank reported $0.4 billion of acquired loans, which was 7.4% of total loans, compared to $0.4 billion, or 12.6%, of total loans at December 31, 2013. Non-performing acquired loans totaled $6.1 million at December 31, 2014 and $8.5 million at December 31, 2013. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $70.6 million were supported by a $3.0 million cash reserve at December

31, 2014, compared to $74.7 million supported by a cash reserve of $3.1 million at December 31, 2013. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At December 31, 2014, $47.5 million of these loans were outstanding, compared to $53.5 million at December 31, 2013.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $11.3 million (2.67% of total acquired loans) and $13.9 million (3.43% of total acquired loans), respectively, at December 31, 2014 and December 31, 2013.
Held-for-Sale Loans
At December 31, 2014, loans held for sale were $1.4 billion, or 25.0%, of the total loan portfolio, compared to $0.7 billion, or 23.3% of the total loan portfolio at December 31, 2013. The loans held-for-sale portfolio at December 31, 2014 included $1.3 billion of loans to mortgage banking businesses, $99.8 million of multi-family loans and $3.6 million of residential mortgage loans, compared to $740.7 million of loans to mortgage banking businesses and $6.9 million of residential mortgages loans at December 31, 2013. Held-for-sale loans are carried on our balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.

The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At December 31, 2014 and December 31, 2013, non-performing loans to total loans were 0.20% and 0.60%, respectively. Total reserves to non-performing loans were 289.6% and 152.9%, respectively, at December 31, 2014 and December 2013.

The tables below set forth non-covered non-performing loans and non-performing assets and asset quality ratios:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Loans 90+ days delinquent still accruing	$4,388	$3,772	$1,966	$—	$5
Non-accrual loans	7,487	13,513	22,347	29,633	22,242
OREO	5,926	5,312	4,005	7,316	1,906
Non-performing non-covered assets	$13,413	$18,825	$26,352	$36,949	$24,148

	December 31,
	2014	2013	2012	2011	2010
Non-accrual non-covered loans to total non-covered loans	0.18%	0.56%	1.84%	2.44%	4.33%
Non-performing non-covered assets to total non-covered assets	0.31%	0.78%	2.16%	3.02%	4.68%
Non-accrual non-covered loans and 90+ days delinquent to total non-covered assets	0.28%	0.72%	1.99%	2.42%	4.31%
Allowance for loan losses to (1):
Total non-covered loans	0.56%	0.62%	1.20%	1.24%	2.94%
Non-performing non-covered loans	319.44%	109.16%	65.26%	50.73%	68.02%

(1)
Excludes the impact of purchased-credit-impaired loans and their related allowance for loan losses of $7.0 million for 2014, $9.2 million for 2013, and $11.3 million for 2012. There was no related allowance for loan losses for 2011 and 2010. There were no purchased-credit-impaired loans in the portfolio in 2009.

The table below sets forth types of non-covered loans that were non-performing at December 31, 2014, 2013, 2012, 2011 and 2010.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Construction	$—	$2,049	$2,423	$5,630	$4,673
Residential real estate	849	969	1,669	1,643	1,125
Commercial real estate	3,450	9,924	17,770	19,535	15,739
Commercial and industrial	2,257	123	288	2,785	705
Manufactured housing	931	448	141	—	—
Consumer and other	—	—	56	40	—
Total non-performing loans	$7,487	$13,513	$22,347	$29,633	$22,242
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
The Bank assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and our credit position. At December 31, 2014 and 2013, special mention loans were $34.6 million and $27.7 million, respectively.

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
Troubled Debt Restructurings (TDRs)
At December 31, 2014 and 2013, there were $5.0 million and $4.6 million, respectively, in loans reported as TDRs. TDRs are considered impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as an impaired loan. Generally, Customers Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which the Bancorp would not offer in non-troubled situations. During the years ended December 31, 2014 and 2013, respectively, loans aggregating $1.1 million and $1.2 million were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal. As of December 31, 2014 and 2013, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.
There were no valuation losses at the time of the troubled debt restructuring and the TDR had no impact on the allowance for loan losses. During the twelve- month period ending December 31, 2014, six TDR loans defaulted with a total recorded investment of $0.4 million. During the twelve-month period ending December 31, 2013, five TDR loans defaulted with a total recorded investment of $0.4 million. Since these loans were included in the loan portfolio that is subject to the cash reserve, they will be removed from the loan portfolio when they become ninety days past due; accordingly, there were no defaulted TDR loans at December 31, 2014 and 2013.
All loans modified in troubled debt restructurings are considered impaired and measured for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There were no specific allowances resulting from TDR modifications during 2014 and 2013.

Non-performing loans and assets covered under FDIC loss sharing agreements
The tables below set forth non-accrual covered loans and non-performing covered assets covered under FDIC loss sharing agreements excluding purchased-credit-impaired loans.

	December 31,
	2014	2013	2012
	(in thousands)
Non-accrual covered loans	$4,246	$5,650	$10,504
Covered other real estate owned	9,445	6,953	4,109
Total non-performing covered assets	$13,691	$12,603	$14,613
The table below sets forth the types of covered loans that were non-performing excluding purchased-credit-impaired loans.

	December 31,
	2014	2013	2012
	(in thousands)
Construction	$2,325	$3,382	$5,244
Residential real estate	1,006	564	1,358
Commercial real estate	615	1,691	3,712
Commercial and industrial	165	2	100
Home equity / other	135	11	90
Total non-performing covered loans	$4,246	$5,650	$10,504
FDIC LOSS SHARING RECEIVABLE
As of December 31, 2014, $42.2 million, or 0.7%, of outstanding loans, and $ 9.4 million, or 61.5% of other real estate assets, were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses or expenses incurred as we dispose of covered loans and other real estate assets, and included qualifying incurred expenses, we recorded the total as a receivable from the FDIC. The FDIC loss sharing receivable was approximately $2.3 million and $10.0 million as of December 31, 2014 and 2013, respectively. Increases in the FDIC indemnification asset reflect an estimated decrease in cash flows on a covered loan, and a decrease in the indemnification asset reflects an increase in the estimated cash flows of a covered loan, and the change in estimated collections is presented net in the provision for loan losses.
ACCRUED INTEREST RECEIVABLE
Accrued interest receivable increased by $6.8 million, or 81.8%, to $15.2 million at December 31, 2014 from $8.4 million at December 31, 2013. This increase was primarily associated with the increase in total loans receivable of $1.8 billion to $4.3 billion at December 31, 2014 from $2.5 billion at December 31, 2013.
PREMISES AND EQUIPMENT AND OTHER ASSETS
Our premises and equipment, net of accumulated depreciation, was $10.8 million and $11.6 million at December 31, 2014 and 2013, respectively. Leasehold improvements and furniture and equipment purchases and back office contributed $0.3 million to the increase. Technology equipment contributed $1.0 million due to the increase of additional technology facilities and employees.
Customers Bank’s restricted stock holdings at December 31, 2014 and December 31, 2013 were $82.0 million and $42.4 million, respectively. These consist of stock of the Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Bankers Bank, and are required as part of our relationship with these banks.

Other assets at December 31, 2014 and December 31, 2013 were $52.9 million and $41.0, respectively. Activity that contributed to the increase of $11.9 million included $6.2 million of cash pledged for interest rate swaps, $3.8 million increase in value of interest rate swaps and $1.4 million of technology infrastructure related to BankMobile that was capitalized.
BOLI purchases of $30.5 million during 2014 contributed to the increase in our BOLI cash surrender value of $138.7 million at December 31, 2014 from $104.4 million at December 31, 2013. BOLI is used by the Bank as tax-free funding for employee benefits. Included in BOLI on the balance sheet is the cash surrender value of the Supplemental Executive Retirement Plan (“SERP”) balance of $2.8 million and $2.3 million at December 31, 2014 and 2013, respectively.
DEPOSITS
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $4.5 billion at December 31, 2014, an increase of $1.6 million, or 53.1%, from $3.0 billion at December 31, 2013. Note that $1.1 billion of the deposits were brokered deposits with the remaining generated from the retail network and listing services. We experienced growth in retail deposits due to exceptional sales behaviors, despite continued low interest rates in 2014.
The components of deposits were as follows at the dates indicated:

	December 31,
	2014	2013	2012
	(in thousands)
Demand, non-interest bearing	$546,436	$478,103	$219,687
Demand, interest bearing	71,202	58,013	37,260
Savings, including MMDA	2,203,237	1,298,468	1,003,985
Time, $100,000 and over	1,043,265	797,322	708,487
Time, other	668,398	328,016	471,399
Total deposits	$4,532,538	$2,959,922	$2,440,818
Time deposits of $100,000 or more were $1.0 billion at December 31, 2014 compared to $797.3 million at December 31, 2013, an increase of $245.9 million or 30.9%. We experienced growth in retail deposits, despite lower interest rates in 2014. Non-interest bearing demand deposits totaled $546.4 million at December 31, 2014, up from $478.1 million at December 31, 2013. These accounts include deposits of students made pursuant to a program serviced by a third party on behalf of the Bank. Deposits of students were flat at $232.7 million as of December 31, 2014 and $232.8 million as of December 31, 2013. These deposits are seasonal, peaking in the fall and mid-winter and lowest in the summer.
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Year ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
Demand deposits	$620,385	0.00%	$385,175	0.00%	$180,719	0.00%
Interest-bearing demand deposits	62,840	0.61	45,613	0.52	36,701	0.52
Savings, including MMDA	1,753,691	0.42	1,138,200	0.68	876,605	0.86
Time deposits	1,403,774	0.96	1,251,707	1.04	935,207	1.43
Total	$3,840,690		$2,820,695		$2,029,232

At December 31, 2014, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31,
( in thousands)
3 months or less	$188,976
Over 3 through 6 months	264,206
Over 6 through 12 months	236,626
Over 12 months	353,457
Total	$1,043,265
FHLB ADVANCES and OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. The Bank strategically views the short term FHLB advances as funding the loans to mortgage companies national business.
Short-term debt
Short-term debt was as follows:

	December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,298,000	0.29%	$611,500	0.26%	$411,000	0.25%
Federal funds purchased	—	—%	13,000	0.48%	5,000	0.20%
Total short-term borrowings	$1,298,000		$624,500		$416,000
For additional information on the Company’s short-term debt, refer to “NOTE 11 – BORROWINGS.”
Long-term debt
The contractual maturities of fixed-rate long-term FHLB advances are as noted below.

	December 31,
	2014		2013
	Amount	Rate	Amount	Rate
(amounts in thousands)
2015	$—	—%	$50,000	0.37%
2016	85,000	0.59	35,000	0.66
2017	180,000	1.21	5,000	3.08
2018	55,000	1.61	5,000	3.31
	$320,000		$95,000
Senior notes
On June 26, 2014, Customers Bancorp, Inc. closed a private placement transaction in which it issued $25.0 million of 4.625% senior notes due 2019. Interest is paid semi-annually in arrears in June and December. The notes are unsecured obligations of the Bancorp and rank equally with all of its secured and unsecured senior indebtedness.
In July and August 2013, the Bancorp issued $63.3 million in aggregate principal amount of senior notes due 2018.
The notes bear interest at 6.375% per year which is payable on March 15, June 15, September 15, and December 15.

Subordinated debt
On June 26, 2014, Customers Bank closed a private placement transaction in which it issued $110.0 million of fixed-to-floating rate subordinated notes due 2029. The subordinated notes bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest is paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. Customers Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
SHAREHOLDERS’ EQUITY
Shareholders’ equity increased by $56.5 million to $443.1 million at December 31, 2014, from $386.6 million at December 31, 2013. The increase in equity was primarily the result of net income for 2014 of $43.2 million and a decrease in unrealized losses (net of taxes) on available-for-sale securities of $9.3 million.
In May 2014, the Bancorp's Board of Directors declared a 10% stock dividend to all shareholders of record as of May 27, 2014. This special dividend was paid on June 30, 2014 in the form of an aggregate of 2.4 million additional shares of Common Stock.
During 2014 the Bancorp issued 91,457 shares of Common Stock, 52,770 shares were issued to directors in lieu of meeting retainer fees, 34,414 shares were issued under share-based compensation arrangements and 4,273 shares under the employee stock purchase plan.
During 2013, the Bancorp:

•
sold 6.2 million shares of new issue Voting Common Stock to the public at a price of $16.75 per share. The net proceeds after deducting underwriting discounts and commissions and offering expenses were $97.5 million;

•	converted 3.7 million shares of Class B Non-Voting Common Stock into 3.7 million shares of Voting Common Stock;

•
authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its Common Stock under the program;

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

The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of December 31, 2014 and 2013, our borrowing capacity with the Federal Home Loan Bank was $3.2 billion and $1.6 billion, respectively, of which $1.3 billion and $611.5 million, respectively, was used in short-term borrowings. As of December 31, 2014 and 2013, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $62.7 million and $92.3 million, respectively.
Net cash flows used in operating activities were $543.5 million for the twelve months ended December 31, 2014, compared to net cash flows provided by operating activities of $722.0 million for the twelve months ended December 31, 2013. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $585.1 million to cash flows used in operating activities during 2014. Proceeds from loans held for sale in excess of the originations of loans contributed $689.6 million to cash flows provided by operating activities during 2013.
Investing activities used net cash flows of $1.9 billion for the twelve months ended December 31, 2014. Purchases less proceeds from sales of investment securities provided $97.5 million which was offset by a net increase in loans of $1.8 billion. For the twelve months ended December 31, 2013, net cash flows used in investing activities were $1.6 billion.
Financing activities provided $2.6 billion for the twelve months ended December 31, 2014, as increases in cash from deposits provided $1.6 billion. In addition, increases in short-term and FHLB term borrowings of $633.5 million and $265.0 million, respectively, provided sufficient cash flows to support operating and investing activities. Additionally, $133.1 million in net proceeds were raised by private placement subordinated and senior debt offerings in 2014.
Overall, based on our core deposit base and available sources of borrowed funds, management believes that we have adequate resources to meet our short-term and long-term cash requirements for the foreseeable future.
CAPITAL ADEQUACY
The Board of Governors of the Federal Reserve System has adopted risk-based capital and leverage ratio requirements for bank holding companies like the Bancorp and banks like Customers Bank that are members of the Federal Reserve System. The Pennsylvania Department of Banking and Securities also sets minimum capital requirements. At December 31, 2014 and 2013, the Bancorp met each of our minimum capital requirements. Management believes that the Bancorp meets the regulatory “well capitalized” criteria as of December 31, 2014. Banking regulators have discretion to establish an institution’s classification based on other factors, in addition to the institution’s numeric capital levels.
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

The following table summarizes the required capital ratios and the corresponding regulatory capital positions of the Bancorp and Customers Bank for the periods or dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%
Capital Ratios
The Bank continued to build capital during 2014. In general, in the past few years, capital growth has been achieved by earnings and increases in capital from sales of common stock.
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
Effective January 1, 2015, Customers Bancorp and Customers Bank became subject to new capital requirements as detailed earlier in this document. Management has reviewed these new calculations and requirements, and expects to comply with the requirements when they become effective.

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
As of December 31, 2014 and 2013, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2014	2013
	(in thousands)
Commitments to fund loans	$231,294	$202,809
Unfunded commitments to fund mortgage warehouse loans	713,619	905,442
Unfunded commitments under lines of credit	430,995	177,457
Letters of credit	36,206	29,116
Other unused commitments	7,685	8,010
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

CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014. Interest on subordinated notes, FHLB long-term advances, and senior notes was calculated using then current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	More than five years
(amounts in thousands)
Operating leases	$21,835	$3,574	$6,740	$5,587	$5,934
Benefit plan commitments	4,500	300	600	600	3,000
Contractual maturities of time deposits	1,711,663	976,051	636,771	98,841	0
Subordinated notes	110,000	0	0	0	110,000
Interest on subordinated notes	101,070	6,738	13,476	13,476	67,380
Loan commitments	1,375,908	1,056,862	65,519	116,369	137,158
FHLB long-term advances	320,000	0	265,000	55,000	0
Interest on FHLB long-term advances	5,322	3,552	592	1,178	0
Senior notes	88,250	0	63,250	25,000	0
Interest on senior notes	20,230	5,188	10,377	4,665	0
Other commitments (1)	7,685	0	0	7,685	0
Standby letters of credit	36,206	28,292	1,500	6,414	0
Total	$3,802,669	$2,080,557	$1,063,825	$334,815	$323,472

(1)	Represents a commitment expiring in approximately three years that is subject to unscheduled requests for payment.
NEW ACCOUNTING PRONOUNCEMENTS
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION”.

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
Through the use of income simulation modeling, we have estimated the net interest income for the year ending December 31, 2014, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2013. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). Rate shocks assume that all interest rates increase or decrease immediately. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2014, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(6.3)%
Up 2%	(1.4)%
Up 1%	1.4%
Down 1%	—%
Down 2%	(1.9)%
Down 3%	(4.4)%
The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2014, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(30.0)%
Up 2%	(15.0)%
Up 1%	(3.1)%
Down 1%	(9.6)%
Down 2%	(18.3)%
Down 3%	(11.1)%
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2014
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$308,276	$—	$—	$—	$—	$61,046	$369,322
Investment securities	16,606	16,862	33,684	115,432	85,425	206,407	474,416
Loans (a)	2,228,332	232,401	337,453	1,206,119	1,139,264	573,131	5,716,700
Total interest-earning assets	2,553,214	249,263	371,137	1,321,551	1,224,689	840,584	6,560,438
Non interest-earning assets	—	—	—	—	—	224,430	224,430
Total assets	2,553,214	249,263	371,137	1,321,551	1,224,689	1,065,014	$6,784,868
Liabilities
Other interest-bearing deposits	$2,165,612	$—	$—	$—	$—	$108,827	$2,274,439
Time deposits	335,768	314,626	356,057	615,786	89,393	33	1,711,663
Other borrowings	1,282,998	—	25,002	260,000	50,000	—	1,618,000
Subordinated debt	0	—	—	—	—	110,000	110,000
Total interest-bearing liabilities	3,784,378	314,626	381,059	875,786	139,393	218,860	5,714,102
Non-interest-bearing liabilities	—	—	—	—	—	587,467	587,467
Shareholders’ equity	—	—	—	—	—	483,299	483,761
Total liabilities and shareholders’ equity	3,784,378	314,626	381,059	875,786	139,393	1,289,626	$6,785,330
Interest sensitivity gap	$(1,231,164)	$(65,363)	$(9,922)	$445,765	$1,085,296	$(224,612)
Cumulative interest sensitivity gap		$(1,296,527)	$(1,306,449)	$(860,684)	$224,612	$—
Cumulative interest sensitivity gap to total assets	(18.1)%	(19.1)%	(19.3)%	(12.7)%	3.3%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	67.5%	68.4%	70.8%	83.9%	104.1%	114.8%

(a)	Including loans held for sale
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

Financial Statements for the three years ended
December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Customers Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Bancorp's internal controls over financial reporting.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 27, 2015

Report of Independent Registered Public Accounting Firm on Internal Controls
Board of Directors and Shareholders
Customers Bancorp, Inc.
We have audited Customers Bancorp, Inc. and Subsidiaries’ (the “Bancorp”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.
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
In our opinion, Customers Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flow for the years, then ended and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 27, 2015

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Customers Bancorp, Inc.
We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows of Customers Bancorp, Inc. and Subsidiaries for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Customers Bancorp, Inc. and Subsidiaries' operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
/s/ Baker Tilly Virchow Krause, LLP
Allentown, Pennsylvania
March 18, 2013

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$62,746	$60,709
Interest earning deposits	308,277	172,359
Cash and cash equivalents	371,023	233,068
Investment securities available for sale, at fair value	416,685	497,573
Loans held for sale (includes $1,335,668 and $747,593, respectively at fair value)	1,435,459	747,593
Loans receivable	4,312,173	2,465,078
Allowance for loan losses	(30,932)	(23,998)
Total loans receivable, net of allowance for loan losses	4,281,241	2,441,080
FHLB, Federal Reserve Bank, and other restricted stock	82,002	42,424
Accrued interest receivable	15,205	8,362
FDIC loss sharing receivable	2,320	10,046
Bank premises and equipment, net	10,810	11,625
Bank-owned life insurance	138,676	104,433
Other real estate owned	15,371	12,265
Goodwill and other intangibles	3,664	3,676
Other assets	52,914	41,028
Total assets	$6,825,370	$4,153,173
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$546,436	$478,103
Interest bearing	3,986,102	2,481,819
Total deposits	4,532,538	2,959,922
Federal funds purchased	—	13,000
FHLB advances	1,618,000	706,500
Other borrowings	88,250	63,250
Subordinated debt	110,000	2,000
Accrued interest payable and other liabilities	33,437	21,878
Total liabilities	6,382,225	3,766,550
Commitments and contingencies (NOTES 17 and 21)
Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,277,789 and 24,756,411 shares issued as of December 31, 2014 and 2013; 26,745,529 and 24,224,151 shares outstanding as of December 31, 2014 and 2013	27,278	24,756
Additional paid in capital	355,822	307,231
Retained earnings	68,421	71,008
Accumulated other comprehensive loss, net	(122)	(8,118)
Treasury stock, at cost (532,260 shares as of December 31, 2014 and 2013)	(8,254)	(8,254)
Total shareholders’ equity	443,145	386,623
Total liabilities and shareholders’ equity	$6,825,370	$4,153,173
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Loans receivable, including fees	$146,388	$82,580	$70,510
Loans held for sale	30,801	38,140	15,950
Investment securities	10,386	6,314	6,731
Other	2,852	1,122	623
Total interest income	190,427	128,156	93,814
Interest expense:
Deposits	24,454	21,020	21,076
Other borrowings	5,342	2,024	10
FHLB advances	5,194	1,192	606
Subordinated debt	3,514	65	69
Total interest expense	38,504	24,301	21,761
Net interest income	151,923	103,855	72,053
Provision for loan losses	14,747	2,236	14,270
Net interest income after provision for loan losses	137,176	101,619	57,783
Non-interest income:
Mortgage warehouse transactional fees	8,233	12,962	12,289
Bank-owned life insurance	3,702	2,482	1,332
Gains on sales of investment securities	3,191	1,274	9,017
Gains on sales of loans	3,125	852	357
Mortgage loan and banking income	2,048	1,142	—
Deposit fees	801	675	481
Other	4,026	3,316	5,482
Total non-interest income	25,126	22,703	28,958
Non-interest expense:
Salaries and employee benefits	46,427	35,493	23,846
FDIC assessments, taxes, and regulatory fees	11,812	5,568	3,037
Occupancy	11,010	8,829	6,816
Professional services	7,748	5,548	3,468
Technology, communication and bank operations	5,856	4,330	2,805
Other real estate owned	3,601	1,365	(85)
Loan workout	1,706	2,245	2,243
Advertising and promotion	1,325	1,274	1,219
Loss contingency	—	2,000	—
Stock offering expenses	—	—	1,437
Other	9,429	7,372	5,865
Total non-interest expense	98,914	74,024	50,651
Income before income tax expense	63,388	50,298	36,090
Income tax expense	20,174	17,604	12,272
Net income	$43,214	$32,694	$23,818

Basic earnings per common share (1)	$1.62	$1.34	$1.61
Diluted earnings per common share (1)	1.55	1.30	1.57

(1) Earnings per share amounts have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on
June 30, 2014.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$43,214	$32,694	$23,818
Unrealized gains (losses) on securities:
Unrealized gains (losses) on available-for-sale securities arising during the period (1)	17,437	(12,853)	2,522
Income tax effect (1)	(6,103)	4,499	(883)
Less: reclassification adjustments for gains on securities included in net income	(3,191)	(1,274)	(9,017)
Income tax effect	1,117	446	3,156
Unrealized holding gains on available-for-sale securities transferred from the held-to-maturity category into the available-for-sale category	—	—	8,509
Income tax effect	—	—	(2,978)
Net unrealized gains (losses) on securities	9,260	(9,182)	1,309
Unrealized losses on cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(1,945)	—	—
Income tax effect	681	—	—
Net unrealized losses on cash flow hedges	(1,264)	—	—
Other comprehensive income (loss), net of income tax effect	7,996	(9,182)	1,309
Comprehensive income	$51,210	$23,512	$25,127

(1) Includes immaterial gains or losses on foreign currency items for the years ended December 31, 2014 and 2013. There were no foreign currency items for the year ended December 31, 2012.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2014, 2013 and 2012
(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2012	11,347,683	$11,395	$122,602	$14,496	$(245)	$(500)	$147,748
Net income				23,818			23,818
Other comprehensive income					1,309		1,309
Share-based compensation expense			2,014				2,014
Issuance of common stock, net of costs of $4,970	7,111,819	7,112	87,474				94,586
Balance, December 31, 2012	18,459,502	18,507	212,090	38,314	1,064	(500)	269,475
Net Income				32,694			32,694
Other comprehensive loss					(9,182)		(9,182)
Share-based compensation expense			3,368				3,368
Public offering of common stock, net of costs of $5,994	6,179,104	6,179	91,328				97,507
Exercise and redemption of warrants	46,773	47	217				264
Issuance of common stock under share-based-compensation arrangements	23,413	23	228				251
Repurchase of shares	(484,641)					(7,754)	(7,754)
Balance, December 31, 2013	24,224,151	24,756	307,231	71,008	(8,118)	(8,254)	386,623
Net income				43,214			43,214
Other comprehensive income					7,996		7,996
Stock dividend	2,429,375	2,429	43,364	(45,801)			(8)
Share-based compensation expense			4,209				4,209
Exercise of warrants	546	1	5				6
Issuance of common stock under share-based-compensation arrangements	91,457	92	1,013				1,105
Balance, December 31, 2014	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$43,214	$32,694	$23,818
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable	14,747	2,236	14,270
Loss contingency	—	2,000	—
Provision for depreciation and amortization	3,604	3,129	2,024
Share-based compensation expense	5,237	3,368	2,014
Deferred taxes	(6,187)	2,210	(3,731)
Net amortization of investment securities premiums and discounts	821	475	3,062
Gain on sale of investment securities	(3,191)	(1,274)	(9,017)
Gain on sale of mortgages and other loans	(5,344)	(852)	(357)
Origination of loans held for sale	(18,138,339)	(20,670,866)	(13,410,485)
Proceeds from the sale of loans originated as held for sale	17,553,196	21,360,465	12,145,595
Net increase in FDIC loss sharing receivable	(2,409)	(1,610)	(3,838)
Accretion of fair value discounts	(273)	(912)	(240)
Loss on sales of other real estate owned	966	732	1,228
Valuation and other adjustments to other real estate owned	1,979	839	295
Earnings on investment in bank-owned life insurance	(3,702)	(2,482)	(1,458)
Increase in accrued interest receivable and other assets	(16,423)	(15,091)	(9,587)
Increase in accrued interest payable and other liabilities	9,606	6,974	4,346
Net Cash (Used in) Provided by Operating Activities	(542,498)	722,035	(1,242,061)
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(164,940)	(542,110)	(114,049)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	49,195	25,109	31,420
Proceeds from sales of investment securities available for sale	213,249	135,193	309,221
Proceeds from maturities, calls and principal repayments on investment securities held to maturity	—	—	50,968
Net (increase) decrease in loans	(1,814,196)	(1,008,410)	61,202
Purchase of loan portfolios	(309,927)	(164,033)	(63,246)
Proceeds from sale of loans held for investment	162,724	11,624	4,502
Net purchases of bank-owned life insurance	(30,465)	(45,465)	(25,465)
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(39,578)	(12,261)	(8,345)
Reimbursements from the FDIC on loss sharing agreements	5,446	6,726	6,573
Purchases of bank premises and equipment	(1,419)	(3,894)	(2,713)
Proceeds from sales of other real estate owned	7,991	9,506	12,062
Net Cash (Used in) Provided by Investing Activities	(1,921,920)	(1,588,015)	262,130
Cash Flows from Financing Activities
Net increase in deposits	1,572,648	519,179	857,791
Net increase in short-term borrowed funds	633,500	208,500	91,000
Proceeds from long-term FHLB borrowings	265,000	35,000	49,000
Proceeds from issuance of long-term debt, net	133,142	60,336	—
Repayment of subordinated debt	(2,000)	—	—
Exercise and redemption of warrants	6	264	—
Purchase of treasury stock	—	(7,754)	—
Net proceeds from issuance of common stock	77	97,507	94,586
Net Cash Provided by Financing Activities	2,602,373	913,032	1,092,377
Net Increase in Cash and Cash Equivalents	137,955	47,052	112,446
Cash and Cash Equivalents – Beginning	233,068	186,016	73,570
Cash and Cash Equivalents – Ending	$371,023	$233,068	$186,016
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Supplementary Cash Flow Information
Interest paid	$37,580	$24,157	$21,709
Income taxes paid	29,843	9,815	19,366
Non-cash Items:
Transfer of loans to other real estate owned	$14,042	$15,003	$10,457
Transfer of loans from held for investment to held for sale	164,681	—	—
Transfer of loans from held for sale to held for investment	18,826	—	—
Transfer of held-to-maturity securities to available for sale	—	—	268,671
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank and non-bank subsidiaries, serve residences and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties), Rye, New York (Westchester County), Hamilton, New Jersey (Mercer County), Boston, Massachusetts, Providence, Rhode Island and Manhattan, New York.  In 2011, the Bancorp purchased Berkshire Bancorp, Inc. In 2010, Customers Bank acquired two banks, USA Bank and ISN Bank, in FDIC assisted transactions that expanded its footprint into central New Jersey and southeast New York. The Bank has 14 branches and provides commercial banking products, primarily loans and deposits. Customers Bank provides loan products to customers through its loan production offices in Boston, Massachusetts, Providence, Long Island, Manhattan, New York and Philadelphia, Pennsylvania. The Bancorp also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 – ACQUISITION ACTIVITY
Acquisition of Loan Portfolios
In first quarter 2014, Customers Bank purchased $277.9 million of residential adjustable-rate jumbo mortgage loans (indexed to one-year LIBOR) from Michigan-based Flagstar Bank. The purchase price was 100.75% of loans outstanding.
In first quarter 2013, Customers Bank completed the purchase of certain commercial loans from Michigan-based Flagstar Bank. Under the terms of the agreement, Customers Bank acquired $182.3 million in commercial loan and related commitments, of which $155.1 million was drawn at the date of acquisition. Also, as part of the agreement, Customers Bank assumed the leases for two of Flagstar’s commercial lending offices in New England. The purchase price was 98.7% of loans outstanding.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and reporting policies of the Bancorp are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchased-credit-impaired loans, FDIC indemnification asset, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, the fair value of financial instruments, and annual goodwill impairment analysis.
Certain amounts reported in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation. These reclassifications did not significantly impact the Bancorp’s financial position or results of operations.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks with a maturity date of three months or less and is recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.
Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2014 and 2013, these reserve balances were $61.2 million and $50.1 million, respectively.
Investment Securities
Customers Bank acquires securities, largely mortgage-backed securities, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Securities are classified at the time of acquisition as available for sale, held to maturity, or trading, and their designation determines their accounting as follows:
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
Held to maturity: Investment securities classified as held to maturity are those debt securities that the Bancorp has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. There are no securities classified as held to maturity as of December 31, 2014 or 2013.
Trading: Investment securities classified as trading as those debt and equity securities that management intends to actively trade. These securities are carried at their current fair value, with changes in fair value reported in income. Customers Bank has not actively traded any securities.
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
Loan Accounting Framework
The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. The Bank accounts for loans based on the following categories:

•	Loans Held for Sale

•	Loans at Fair Value

•	Loans Receivable

•	Purchased loans

•	Loans receivable covered under Loss Sharing Agreements with the FDIC
The following provides a detailed discussion of the accounting for loans in these categories:
Loans Held for Sale and Loans at Fair Value
Loans originated by the Bank with the intent to sell in the secondary market are carried either at the lower of cost or fair value, determined in the aggregate, or at fair value, depending upon the election made at the time the loan is made. These loans are sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans accounted for at lower of cost or fair value are recognized in earnings based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any. As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value.
Loans originated by the Bank with the intent to sell for which fair value accounting is elected are marked to fair value with any difference between the proceeds received and the carrying amount of the loan recognized in earnings. No fees or costs related to such loans are deferred, so they do not affect the gain or loss calculation at the time of sale.
Certain lending transactions documented under a Master Repurchase Agreement originated after July 1, 2012 are also carried at fair value based on an election of the fair value option. This election was in accordance with the parameters established by Accounting Standards Codification ("ASC ") 825-10-25, Financial Instruments-Overall-Recognition: The Fair Value Option. As a result of this election, these lending transactions are classified as “Loans held for sale” and are carried at fair value on the balance sheet with unrealized changes in fair value presented in earnings.
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
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans is applied against principal until all principal has been repaid. Thereafter, interest payments are recognized as income until all unpaid interest has been received. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a minimum of six months and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Transfers of financial assets, including loan participations sold, are accounted for as sales when control over the assets has been surrendered (settlement date). Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Purchased Loans
The Bancorp believes that the varying circumstances under which it purchases loans and the diverse quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be purchased-credit-impaired loans. Therefore, loan purchases are and will be evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are and will be accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are and will be accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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

Loans Receivable Covered Under Loss Sharing Agreements
Loans acquired in the FDIC assisted transactions in 2010 from USA Bank and ISN Bank are subject to loss sharing agreements with the FDIC. These loans are referred to as “covered loans” and had outstanding balances of 42.2 million and 66.7 million as of December 31, 2014 and 2013, respectively.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through provisions for loan losses charged against net interest income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is maintained at a level considered appropriate to absorb probable loan losses inherent in the loan portfolio as of the reporting date.
The Bank disaggregates its loan portfolio into groups for purposes of determining the allowance for loan losses.
The Bank’s portfolio groups include multi-family, commercial and industrial, commercial real estate, construction, residential real estate, mortgage warehouse, manufactured housing, consumer, and PCI loans. The Bank further disaggregates its residential real estate portfolio into two classes based upon certain risk characteristics; first mortgages and home equity. The remaining portfolio groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segregated.
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
Commercial real estate and multi-family loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate and multi-family loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate and multi-family loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate and multi-family loans makes them more difficult to monitor and evaluate.
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
Home equity / other consist of loans to individuals originated through the Bank’s retail network and are typically unsecured or secured by personal property. Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.
Delinquency monitoring is used to identify credit risks, and the general reserves are established based on the expected net charge-offs, adjusted for qualitative factors. Loss rates are based on the average net charge-off history by portfolio segment. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and trends in non-accrual loans; changes in loan mix; risk management and loan administration; changes in the internal lending policies and credit standards and collection practices.
Charge-offs on the commercial and industrial, construction, multi-family and commercial real estate loan segments are recorded when management estimates that there are insufficient cash flows to repay the loan contractual obligation based upon financial information available and valuation of the underlying collateral. Additionally, the Bank takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any impaired loans. Accordingly, the Bank may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Bank may carry a loan at a value that is in excess of the appraised value if the Bank has a guarantee from a borrower that the Bank believes has realizable value. In evaluating the strength of any guarantee, the Bank evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Bank. The Bank then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
The Bank records a loan charge-off for the residential real estate, consumer, and manufactured housing loans after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. The Bank may also charge-off these loan types below the net appraised valuation if the Bank holds a junior mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately market the property and the volatile market conditions. In such cases, the Bank may abandon its junior mortgage and charge-off the loan balance in full.
Estimates of cash flows expected to be collected for PCI loans are updated each reporting period. If the Bank estimates decreases in expected cash flows to be collected after acquisition, the Bank charges the provision for loan losses and establishes an allowance for loan losses.
Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate, residential real estate and construction loans are each assigned a numerical rating of risk based on an internal risk rating system. The risk rating indicates management's estimate of the credit quality and the rating is assigned at loan origination and reviewed on a periodic or on an “as needed” basis. Consumer and manufactured housing loans are evaluated based on the payment activity of the loan. Risk ratings are not established for home equity loans, consumer loans, manufactured housing loans, and installment loans, mainly because these portfolios consist of a larger number of homogenous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality factor ratings refer to “NOTE 8 – “LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES.”
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
Impairment is measured on a loan by loan basis for both covered and non-covered loans for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less cost to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of Customers Bank's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
Covered loans are subject to the Bank’s internal and external credit review and monitoring that is applied to the non-covered loan portfolio. If credit deterioration is experienced subsequent to the initial acquisition as indicated above, such deterioration will be measured, and a provision for loan losses will be charged to earnings. These provisions will be offset by an increase to the FDIC loss sharing receivable for the estimated portion anticipated to be received from the FDIC.
Goodwill
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit is less than its fair value, no further evaluation needs to be performed. As part of its qualitative assessment, the Bancorp reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers Bank also considered its own historical performance, expectations of future performance and other trends specific to the banking industry. Based on its qualitative assessment, the Bancorp determined that there was no impairment on the goodwill balance. There was 3.7 million of Goodwill at December 31, 2014 and December 31, 2013.

FHLB, Federal Reserve Bank, and other restricted stock
FHLB, Federal Reserve Bank, and other restricted stock represents required investment in the capital stock of the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank, and Atlantic Central Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2014 and 2013 was $82.0 million and $42.4 million, respectively. As of December 31, 2014 and 2013 there was $71.6 million and $32.1 million of FHLB stock, respectively.
Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less the cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the statement of income. Certain other real estate owned that was acquired from USA Bank and ISN Bank or through the foreclosure of loans of those banks is subject to Loss Sharing Agreements with the FDIC. As of December 31, 2014 and December 31, 2013, other real estate owned subject Loss Sharing Agreements with the FDIC was $9.4 million and $7.0 million, respectively.
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
Bank-Owned Life Insurance
Bank-owned life insurance policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the bank-owned life insurance.
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

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as well as available tax planning strategies, management believes it is more likely than not that the Bancorp will realize the benefits of these deferred tax assets.
Share-Based Compensation
Customers Bancorp has four active share-based compensation plans. Share-based compensation accounting guidance requires that the compensation cost relating to share-based-payment transactions be recognized in financial statements. That cost is measured based on the grant-date fair value of the equity or liability instruments issued.
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
In 2014, the shareholders of the Bancorp approved an employee stock purchase plan. Since purchase price under the plan is 85% of (a 15% discount to) the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense.
Derivative Instruments and Hedging
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
As required by ASC 815, Customers Bancorp records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers Bank has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Bancorp may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Bancorp elects not to apply hedge accounting.
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
Comprehensive Income
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income. Unrealized gains and losses on securities available for sale include a component for unrealized changes in foreign currency exchange rates relating to the Bancorp’s investment in certain foreign equity securities. Other comprehensive income also includes the effective portion of changes in fair value of financial derivatives designated as qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
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
We also elected to use fair value accounting for residential mortgage loans originated after October 1, 2013 with the intent to sell at time of origination. The accounting for the residential mortgage loans subject to this fair value election follows the accounting described for the warehouse loans also subject to the fair value accounting election. The unrealized fair value changes related to these loans are classified in “Mortgage loan and banking income” on the consolidated statements of income.
Change in Accounting Estimates
Estimates of cash flows from purchased credit-impaired (“PCI”) loans were revised during the third quarter of 2012 due to a conversion to a more sophisticated and precise loan valuation system. In accordance with the guidance in ASC 310-30, interest income is based on an acquired loan’s expected cash flows. Complex models are needed to calculate loan-level and/or pool level expected cash flows in accordance with ASC 310-30. The loan data analysis provided by the new software was determined to be a more precise quantification of future cash flows than the analysis that was previously calculated manually. Upon conversion to the new software, acquisition date loan values were loaded into the system and the new software calculated their fair values using its complex valuation model. Conversion to the new system was completed in September 2012. To adjust the acquisition date loan balances recorded on Customers Bank’s books to the amounts calculated by the new software, approximately $4.5 million was recognized as reduction to the provision for loan losses in the third quarter of 2012. The revised valuation for the PCI acquisition date loan balances due to the conversion to the new software was accounted for prospectively as a change in accounting estimate.
When converting to the new software system, we were required to calculate the estimated cash flows from the various acquisition dates of the PCI loans through the date the software was implemented as it was impracticable to perform these calculations on a monthly or quarterly basis. In the third quarter of 2012, approximately $4.5 million was recognized in interest income related to this change. The impact of the revised valuation of cash flows for the PCI loan activity due to the conversion to the new software was accounted for prospectively as a change in accounting estimate.
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
As a result of the changes in estimates, net income for the year ended December 31, 2012 increased by $900,000, net of tax, and basic and diluted earnings increased by $0.06 per share as adjusted for the 2014 stock dividend.
Recently Issued Accounting Standards and Updates
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Subtopic 815-10): Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The guidance in this ASU affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met:

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. A reporting entity must apply the same method of transition as elected under ASU 2014-04. The adoption of this ASU did not have a significant impact on the Bancorp's financial condition or results of operations.

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
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operation.
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing. The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Bancorp's financial condition or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2016. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The guidance in this ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Bancorp's financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU was effective for annual periods and interim reporting periods beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Bancorp's financial condition or results of operations.

NOTE 4 – EARNINGS PER SHARE
The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented. Share and per share amounts have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	For the Year Ended
	December 31,
	2014	2013	2012
(dollars in thousands, except per share data)
Net income available to common shareholders	$43,214	$32,694	$23,818
Weighted-average number of common shares outstanding – basic	26,719,626	24,485,078	14,758,036
Share-based compensation plans	968,671	464,054	275,771
Warrants	250,707	198,520	131,976
Weighted-average number of common shares – diluted	27,939,004	25,147,652	15,165,783
Basic earnings per share	$1.62	$1.34	$1.61
Diluted earnings per share	1.55	1.30	1.57
The following is a summary of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Share-based compensation awards and eligible warrants have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	For the Year Ended
	December 31,
	2014	2013	2012
Anti-dilutive securities:
Share-based compensation awards	135,861	819,539	167,476
Warrants	118,745	118,745	129,946
Total anti-dilutive securities	254,606	938,284	297,422

NOTE 5 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)

The following tables present the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013.

	Unrealized Gains
	(Losses) on Available-	Unrealized Losses on
(amounts in thousands)	for-sale Securities (2)	Cash Flow Hedges	Total
Balance, January 1, 2013	$1,064	$—	$1,064
Other comprehensive loss before reclassifications	(8,354)	—	(8,354)
Amounts reclassified from accumulated other
comprehensive income to net income (3)	(828)	—	(828)
Net current-period other comprehensive loss	(9,182)	—	(9,182)
Balance, December 31, 2013	(8,118)	—	(8,118)
Other comprehensive income (loss) before
reclassifications	11,334	(1,264)	10,070
Amounts reclassified from accumulated other
comprehensive income to net income (3)	(2,074)	—	(2,074)
Net current-period other comprehensive
income (loss)	9,260	(1,264)	7,996
Balance, December 31, 2014	$1,142	$(1,264)	$(122)

(1) All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.
(2) Includes immaterial gains or losses on foreign currency items.
(3) Reclassification amounts are reported as gains on sales of investment securities on the Consolidated Statements of Income.

NOTE 6 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for Sale:
Mortgage-backed securities (1)	$376,854	$2,805	$(2,348)	$377,311
Corporate notes (2)	15,000	104	—	15,104
Equity securities (3)	23,074	1,197	(1)	24,270
Total	$414,928	$4,106	$(2,349)	$416,685

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for Sale:
Mortgage-backed securities (1)	$461,988	$207	$(10,659)	$451,536
Corporate notes (2)	25,000	344	(21)	25,323
Equity securities (3)	23,074	—	(2,360)	20,714
Total	$510,062	$551	$(13,040)	$497,573

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Includes subordinated debt issued by other bank holding companies.

(3)	Comprised primarily of equity securities in a foreign entity.
The following table shows proceeds from the sale of available-for-sale investment securities, gross gains, and gross losses on those sales of securities:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Proceeds from sale of available-for-sale investment securities	$213,249	$135,193	$309,221
Gross gains	$3,191	$1,274	$9,017
Gross losses	—	—	—
Net gains	$3,191	$1,274	$9,017
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
The following table shows investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	December 31, 2014
	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	15,000	15,104
Due after ten years	—	—
Mortgage-backed securities	376,854	377,311
Total debt securities	$391,854	$392,415

The Bancorp’s investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position were as follows:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Mortgage-backed securities (1)	$60,388	$(81)	$80,426	$(2,267)	$140,814	$(2,348)
Corporate notes	—	—	—	—	—	—
Equity securities	—	—	5	(1)	5	(1)
Total	$60,388	$(81)	$80,431	$(2,268)	$140,819	$(2,349)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Mortgage-backed securities (1)	$425,623	$(10,061)	$5,274	$(598)	$430,897	$(10,659)
Corporate notes	4,982	(18)	4,997	(3)	9,979	(21)
Equity securities (2)	20,714	(2,360)	—	—	20,714	(2,360)
Total	$451,319	$(12,439)	$10,271	$(601)	$461,590	$(13,040)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.
At December 31, 2014, there were eight available-for-sale investment securities in the less-than-twelve-month category and eighteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The Company intends to hold these securities for the foreseeable future, and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired as of December 31, 2014.
At December 31, 2014 and 2013, Customers Bank had pledged investment securities aggregating $376.9 million and $451.1 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and a unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale was as follows:

	December 31,
	2014	2013
(in thousands)
Commercial Loans:
Mortgage warehouse loans at fair value	$1,332,019	$740,694
Multi-family loans at lower of cost or fair value	99,791	—
Total Commercial Loans Held for Sale	1,431,810	740,694
Consumer Loans:
Residential mortgage loans at fair value	3,649	6,899
Loans held for sale	$1,435,459	$747,593

Effective September 30, 2014, Customers Bank transferred $164.7 million of multi-family loans from loans receivable to held for sale because the Bank was actively marketing these loans and no longer had the intent to retain these loans in its portfolio. Effective December 31, 2014, Customers Bank transferred 18.8 million of these loans back to loans receivable because the Bank no longer has the intent to sell the loans. Customers Bank transfered these loans at their amortized cost, which was lower than the estimated fair value at the time of transfer.

NOTE 8 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
During the fourth quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loans and allowance for loan losses as of December 31, 2013 were reclassified to conform to the December 31, 2014 presentation.
The following table presents loans receivable as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Commercial:
Multi-family	$2,127,034	$1,063,459
Commercial real estate	1,132,072	724,752
Commercial and industrial	540,430	292,937
Construction	56,669	31,314
Total Commercial Loans	3,856,205	2,112,462

Consumer:
Residential real estate	285,003	145,188
Manufactured housing	126,731	139,471
Home equity / other	1,541	2,144
Total Consumer Loans	413,275	286,803

Total loan receivable not covered under FDIC loss sharing agreements (1)	4,269,480	2,399,265
Commercial:
Commercial real estate	17,585	28,839
Commercial and industrial	2,235	3,658
Construction	6,705	11,603
Multi-family	372	600
Total Commercial Loans	26,897	44,700

Consumer:
Residential real estate	12,392	18,732
Home equity / other	2,892	3,293
Total Consumer Loans	15,284	22,025

Total loan receivable covered under FDIC loss sharing agreements (1)	42,181	66,725
Total all loans	4,311,661	2,465,990
Deferred (fees) costs and unamortized premiums/(discounts), net	512	(912)
Allowance for loan losses	(30,932)	(23,998)
Loans receivable, net	$4,281,241	$2,441,080

(1)	Loans that were acquired in the two FDIC assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Loans
The following table summarizes non-covered loans by loan type and performance status as of December 31, 2014 and 2013:

	December 31, 2014
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial real estate	$—	$—	$—	$3,450	$1,101,119	$27,503	$1,132,072
Multi-family	—	—	—	—	2,124,448	2,586	2,127,034
Commercial and industrial	366	—	366	2,257	536,326	1,481	540,430
Construction	—	—	—	—	56,510	159	56,669
Residential real estate	1,226	—	1,226	849	273,565	9,363	285,003
Home equity / other	—	—	—	—	1,333	208	1,541
Manufactured housing (5)	6,324	4,388	10,712	931	111,072	4,016	126,731
Total	$7,916	$4,388	$12,304	$7,487	$4,204,373	$45,316	$4,269,480

	December 31, 2013
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial real estate	$—	$—	$—	$5,948	$685,999	$32,805	$724,752
Multi-family	—	—	—	—	1,060,137	3,322	1,063,459
Commercial and industrial	10	—	10	4,564	284,767	3,596	292,937
Construction	—	—	—	1,584	29,482	248	31,314
Residential real estate	555	—	555	969	133,158	10,506	145,188
Home equity / other	—	—	—	—	1,728	416	2,144
Manufactured housing (5)	7,921	3,772	11,693	448	122,416	4,914	139,471
Total	$8,486	$3,772	$12,258	$13,513	$2,317,687	$55,807	$2,399,265

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

(4)	Amounts exclude deferred costs and fees, unamortized premiums and discounts, and the allowance for loan losses.

(5)
Manufactured housing loans purchased in 2010 are supported bycash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

Covered Loans
The following table summarizes covered loans by class and performance status as of December 31, 2014 and 2013:

	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial and industrial	$518	$—	$518	$165	$361	$1,191	$2,235
Multi-family	—	—	—	—	372	—	372
Commercial real estate	—	—	—	615	11,884	5,086	17,585
Construction	—	—	—	2,325	—	4,380	6,705
Residential real estate	—	—	—	1,006	10,782	604	12,392
Home equity / other	147	—	147	135	2,570	40	2,892
Total	$665	$—	$665	$4,246	$25,969	$11,301	$42,181

	December 31, 2013
	30- 89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
	(in thousands)
Commercial and industrial	$178	$—	$178	$151	$1,067	$2,262	$3,658
Commercial real estate	362	—	362	2,599	17,059	8,819	28,839
Multi-family	—	—	—	—	600	—	600
Construction	—	—	—	2,325	—	9,278	11,603
Residential real estate	90	—	90	564	14,107	3,971	18,732
Home equity / other	56	—	56	11	3,081	145	3,293
Total	$686	$—	$686	$5,650	$35,914	$24,475	$66,725

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Purchased loans in FDIC assisted transactions with no evidence of credit deterioration since origination.

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

(4)	Amounts exclude deferred costs and fees, unamortized premiums and discounts, and the allowance for loan losses.
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

The following table presents changes in the allowance for loans losses and the FDIC loss sharing receivable for the years ended December 31, 2014, 2013 and 2012.

	Allowance for Loan Losses For The Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning Balance	$23,998	$25,837	$15,032
Provision for loan losses (1)	10,058	5,055	16,271
Charge-offs	(4,947)	(7,338)	(6,166)
Recoveries	1,823	444	700
Ending Balance	$30,932	$23,998	$25,837

	FDIC Loss Sharing Receivable For The Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning Balance	$10,046	$12,343	$13,077
Increased (decreased) estimated cash flows (2)	(4,689)	2,819	2,001
Other activity, net (a)	2,409	1,610	3,838
Cash receipts from FDIC	(5,446)	(6,726)	(6,573)
Ending Balance	$2,320	$10,046	$12,343

(1) Provision for loan losses	$10,058	$5,055	$16,271
(2) Effect attributable to FDIC loss share arrangements	4,689	(2,819)	(2,001)
Net amount reported as provision for loan losses	$14,747	$2,236	$14,270

(a) Includes external costs, such as legal fees, real estate taxes and appraisal expenses, that qualify for reimbursement under loss share arrangements.

Impaired Loans – Covered and Non-Covered
The following tables present a summary of impaired loans as of the years ended December 31, 2014 and 2013. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2014
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$13,825	$15,348	$—	$13,329	$674
Commercial real estate	18,977	19,121	—	17,974	887
Construction	2,325	2,325	—	2,415	41
Home equity / other	21	21	—	26	—
Residential real estate	1,455	3,697	—	1,925	13
With an allowance recorded:
Commercial and industrial	1,833	1,833	818	1,725	28
Commercial real estate	1,410	1,410	304	2,086	39
Construction	—	—	—	851	—
Home equity / other	114	114	32	82	1
Residential real estate	365	365	188	296	1
Total	$40,325	$44,234	$1,342	$40,709	$1,684

	December 31, 2013
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$13,097	$13,159	$—	$9,953	$603
Commercial real estate	14,397	15,249	—	22,475	978
Construction	2,777	4,046	—	6,408	6
Home equity / other	—	—	—	90	8
Residential real estate	2,831	2,831	—	2,523	31
With an allowance recorded:
Commercial and industrial	2,469	3,739	829	1,616	44
Commercial real estate	2,261	3,167	946	7,497	2
Construction	1,132	1,132	351	5,054	—
Home equity / other	64	64	17	48	5
Residential real estate	252	252	199	875	4
Total	$39,280	$43,639	$2,342	$56,539	$1,681
Troubled Debt Restructurings
At December 31, 2014 and 2013, there were $5.0 million and $4.6 million, respectively, in loans categorized as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bancorp requires sustained performance for nine months before returning a TDR to accrual status.
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
The following is an analysis of loans modified in a troubled debt restructuring by type of concession at December 31, 2014 and 2013. There were no modifications that involved forgiveness of debt.

	December 31, 2014
	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(in thousands)
Extended under forbearance	$460	$—	$460
Multiple extensions resulting from financial difficulty	—	—	—
Interest-rate reductions	231	389	620
Total	$691	$389	$1,080

	December 31, 2013
	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
	(in thousands)
Extended under forbearance	$—	$—	$—
Multiple extensions resulting from financial difficulty	—	—	—
Interest rate reductions	790	448	1,238
Total	$790	$448	$1,238
The following tables provide by class the number of loans modified in troubled debt restructurings and recorded investments at December 31, 2014 and 2013.

	December 31, 2014
	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Manufactured housing	4	231	6	389
Residential real estate	—	—	—	—
Home equity / other	11	460	—	—
Total loans	15	$691	6	$389

	December 31, 2013
	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Manufactured housing	8	758	5	448
Residential real estate	—	—	—	—
Home equity / other	1	32	—	—
Total loans	9	$790	5	$448
As of December 31, 2014 and 2013, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
For the year ended December 31, 2014 and 2013, the recorded investment of loans determined to be TDRs was $1.1 million and $1.2 million, respectively, both before and after restructuring. During the year ending December 31, 2014, six TDR loans defaulted with a recorded investment of $0.4 million. During the year ending December 31, 2013, five TDR loans defaulted with a recorded investment of $0.4 million. Since these loans were included in the loan portfolio that is subject to the cash reserve, they will be removed from the loan portfolio when they become ninety days past due.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during 2014 or 2013.
Credit Quality Indicators
Commercial and industrial, commercial real estate, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at the loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse, multi-family and manufactured housing loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction, multi-family and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. Consumer loans are not assigned to a risk rating. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.
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
The following presents the credit quality tables as of December 31, 2014 and 2013 for the non-covered loan portfolio.

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Home equity / other	Manufactured Housing	Total
	(in thousands)
Pass/Satisfactory	$524,848	$1,109,565	$2,127,034	$56,669	$283,240	$—	$—	$4,101,356
Special Mention	13,238	16,002	—	—	243	—	—	29,483
Substandard	2,344	6,505	—	—	1,520	—	—	10,369
Performing (1)	—	—	—	—	—	1,541	115,088	116,629
Non-performing (2)	—	—	—	—	—	—	11,643	11,643
Total	$540,430	$1,132,072	$2,127,034	$56,669	$285,003	$1,541	$126,731	$4,269,480

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Home equity / other	Manufactured Housing	Total
	(in thousands)
Pass/Satisfactory	$277,491	$703,636	$1,062,411	$29,701	$142,588	$—	$—	$2,215,827
Special Mention	10,175	11,995	905	29	940	—	—	24,044
Substandard	5,271	9,121	143	1,584	1,660	—	—	17,779
Performing (1)	—	—	—	—	—	2,144	127,330	129,474
Non-performing (2)	—	—	—	—	—	—	12,141	12,141
Total	$292,937	$724,752	$1,063,459	$31,314	$145,188	$2,144	$139,471	$2,399,265

(1)	Includes home equity, consumer, and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on non-accrual status.

The following presents the credit quality tables as of December 31, 2014 and 2013 for the covered loan portfolio.

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Home equity / other	Total

Pass/Satisfactory	$1,104	$10,207	$372	$—	$10,985	$—	$22,668
Special Mention	—	5,076	—	—	—	—	5,076
Substandard	1,131	2,302	—	6,705	1,407	—	11,545
Performing	—	—	—	—	—	2,610	2,610
Non-performing (1)	—	—	—	—	—	282	282
Total	$2,235	$17,585	$372	$6,705	$12,392	$2,892	$42,181

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Home equity / other	Total

Pass/Satisfactory	$1,582	$17,803	$600	$—	$14,137	$—	$34,122
Special Mention	106	3,107	—	—	455	—	3,668
Substandard	1,970	7,929	—	11,603	4,140	—	25,642
Performing	—	—	—	—	—	3,226	3,226
Non-performing (1)	—	—	—	—	—	67	67
Total	$3,658	$28,839	$600	$11,603	$18,732	$3,293	$66,725

(1)	Includes loans that are past due and still accruing interest and loans on non-accrual status.
The changes in the allowance for loan losses for the years ended December 31, 2014 and 2013 and the loans and allowance for loan losses by class and impairment method as of December 31, are presented in the tables that follow. The amounts presented below for the provision for loan losses do not include expected benefits resulting from the FDIC loss share arrangements for the covered loans.

Twelve months ended December 31, 2014	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Manufactured Housing	Home equity / other	Total
	(in thousands)
Beginning Balance, January 1, 2014	$2,674	$11,478	$4,227	$2,385	$2,490	$614	$130	$23,998
Charge-offs	(1,155)	(2,197)	—	(895)	(667)	—	(33)	(4,947)
Recoveries	511	1,026	—	13	265	—	8	1,823
Provision for loan losses	2,716	3,265	4,266	(456)	610	(352)	9	10,058
Ending Balance, December 31, 2014	$4,746	$13,572	$8,493	$1,047	$2,698	$262	$114	$30,932
Loans:
Individually evaluated for impairment	$15,658	$20,387	$—	$2,325	$1,820	$—	$135	$40,325
Collectively evaluated for impairment	524,335	1,096,681	2,124,820	56,510	285,608	122,715	4,050	4,214,719
Loans acquired with credit deterioration	2,672	32,589	2,586	4,539	9,967	4,016	248	56,617
	$542,665	$1,149,657	$2,127,406	$63,374	$297,395	$126,731	$4,433	$4,311,661
Allowance for loan losses:
Individually evaluated for impairment	$818	$304	$—	$—	$188	$—	$32	$1,342
Collectively evaluated for impairment	3,766	8,336	8,493	424	1,436	92	28	22,575
Loans acquired with credit deterioration	162	4,932	—	623	1,074	170	54	7,015
	$4,746	$13,572	$8,493	$1,047	$2,698	$262	$114	$30,932

Twelve months ended December 31, 2013	Commercial and Industrial	Commercial Real Estate	Multi- family	Construction	Residential Real Estate	Manufactured Housing	Home equity / other	Residual Reserve	Total
	(in thousands)
Beginning Balance, January 1, 2013	$1,548	$13,644	$1,795	$3,991	$3,233	$750	$154	$722	$25,837
Charge-offs	(1,387)	(3,358)	—	(2,096)	(410)	—	(87)	—	(7,338)
Recoveries	391	42	—	—	2	—	9	—	444
Provision for loan losses	2,122	1,150	2,432	490	(335)	(136)	54	(722)	5,055
Ending Balance, December 31, 2013	$2,674	$11,478	$4,227	$2,385	$2,490	$614	$130	$—	$23,998
Loans:
Individually evaluated for impairment	$15,566	$16,658	$—	$3,909	$3,083	$—	$64	$—	$39,280
Collectively evaluated for impairment	275,171	695,309	1,060,736	29,482	146,361	134,557	4,812	—	2,346,428
Loans acquired with credit deterioration	5,858	41,624	3,322	9,526	14,477	4,914	561	—	80,282
	$296,595	$753,591	$1,064,058	$42,917	$163,921	$139,471	$5,437	$—	$2,465,990
Allowance for loan losses:
Individually evaluated for impairment	$829	$946	$—	$351	$199	$—	$17	$—	$2,342
Collectively evaluated for impairment	1,610	5,415	4,227	267	767	84	38	—	12,408
Loans acquired with credit deterioration	235	5,117	—	1,767	1,524	530	75	—	9,248
	$2,674	$11,478	$4,227	$2,385	$2,490	$614	$130	$—	$23,998

The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At December 31, 2014 and 2013, funds available for reimbursement, if necessary, were $3.0 million and $3.1 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

The following table presents the changes in accretable yield related to purchased-credit-impaired loans:

	December 31,
	2014	2013	2012
	(in thousands)
Accretable yield balance, beginning of period	$22,557	$32,174	$45,358
Accretion to interest income	(3,201)	(6,213)	(11,723)
Reclassification from nonaccretable difference and disposals, net	(1,750)	(3,404)	(1,461)
Accretable yield balance, end of period	$17,606	$22,557	$32,174

NOTE 9 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment were as follows:

		December 31,
	Expected Useful Life	2014	2013
		(in thousands)
Leasehold improvements	3 to 25 years	$11,680	$11,507
Furniture, fixtures and equipment	5 to 10 years	4,504	4,353
IT equipment	3 to 5 years	4,696	3,740
Automobiles	5 to 10 years	174	172
		21,054	19,772
Accumulated depreciation		(10,244)	(8,147)
Total		$10,810	$11,625
Future minimum rental commitments under non-cancelable leases were as follows:

December 31, 2014
(in thousands)
2015	$3,574
2016	3,475
2017	3,265
2018	3,038
2019	2,549
Subsequent to 2019	5,934
Total minimum payments	$21,835
Rent expense, which includes reimbursements to the lessor for real estate taxes, was approximately $3.1 million, $2.5 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Bancorp’s leases are for land and branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

NOTE 10 – DEPOSITS
The components of deposits at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(in thousands)
Demand, non-interest bearing	$546,436	$478,103
Demand, interest bearing	71,202	58,013
Savings, including money market deposit accounts	2,203,237	1,298,468
Time, $100,000 and over	1,043,265	797,322
Time, other	668,398	328,016
Total deposits	$4,532,538	$2,959,922

Time deposits scheduled maturities at December 31, 2014 were as follows:

December 31, 2014
(in thousands)
2015	$976,051
2016	438,340
2017	198,431
2018	53,927
2019	44,914
Total time deposits	$1,711,663
The aggregate amount of demand deposit overdrafts that were reclassified as loans were $0.8 million at December 31, 2014, compared to $1.0 million as of December 31, 2013.
Included in the savings balances above were $632.7 million and $277.7 million of brokered money market deposits, respectively, as of December 31, 2014 and 2013. Also, included in time, other balances above were $483.2 million and $36.0 million of brokered time deposits, respectively, as of December 31, 2014 and 2013.
NOTE 11 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2014 and 2013 was as follows:

	December 31,
	2014		2013
	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,298,000	0.29%	$611,500	0.26%
Federal funds purchased	—	—	13,000	0.48
Total short-term debt	$1,298,000		$624,500

The following is a summary of additional information relating to the Bancorp’s short-term debt:

	December 31,
	2014	2013	2012
(amounts in thousands)
FHLB advances:
Maximum outstanding at any month end	$1,383,000	$769,750	$411,000
Average balance during the year	898,396	120,309	74,336
Weighted-average interest rate during the year	0.46%	0.55%	0.38%
Federal funds purchased:
Maximum outstanding at any month end	35,000	125,000	55,000
Average balance during the year	13,312	32,351	4,336
Weighted-average interest rate during the year	0.31%	0.31%	0.24%
At December 31, 2014 and 2013, the Bank had aggregate availability under federal funds lines totaling $95.0 million and $35.0 million, respectively.

Long-term debt
FHLB advances
The contractual maturities of long-term advances from the FHLB were as follows:

	December 31,
	2014		2013
	Amount	Rate	Amount	Rate
(amounts in thousands)
2015	$—	—%	$50,000	0.37%
2016	85,000	0.59	35,000	0.66
2017	180,000	1.21	5,000	3.08
2018	55,000	1.61	5,000	3.31
	$320,000		$95,000
Of the $320.0 million of long-term advances enumerated above, all but $10.0 million are fixed rate.
The Bank had a total maximum borrowing capacity with the Federal Home Loan Bank of $3.2 billion and with the Federal Reserve Bank of Philadelphia of $62.7 million at December 31, 2014. The Bank had a total borrowing capacity with the Federal Home Loan Bank of $1.6 billion and with the Federal Reserve Bank of Philadelphia of $92.3 million at December 31, 2013. Amounts can be borrowed as short-term or long-term. As of December 31, 2014, advances under these arrangements were secured by certain assets, which included a blanket lien on securities of $342.0 million and qualifying loans of Customers Bank of $2.9 billion.
Senior notes
On June 26, 2014, the Bancorp closed a private placement transaction in which it issued $25.0 million of 4.625% senior notes due 2019. Interest is paid semi-annually in arrears in June and December.
In July and August 2013, the Bancorp issued $63.3 million in aggregate principal amount of senior notes due 2018. The notes bear interest at 6.375% per year which is payable on March 15, June 15, September 15, and December 15.
The notes are unsecured obligations of the Bancorp and rank equally with all of its secured and unsecured senior indebtedness.
Subordinated debt
On June 26, 2014, Customers Bank closed a private placement transaction in which it issued $110.0 million of fixed-to-floating rate subordinated notes due 2029. The subordinated notes bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest is paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. Customers Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

NOTE 12 – SHAREHOLDERS’ EQUITY
In May 2014, the Bancorp announced that its Board of Directors had declared a 10% stock dividend to all shareholders of record as of May 27, 2014. This special dividend was paid on June 30, 2014 in the form of an aggregate of 2,429,375 additional shares.
In November 2013, the Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There was no stock repurchased during 2014 or 2013.
At December 31, 2014, there were warrants outstanding to purchase 635,274 shares of the Bancorp’s common stock. At December 31, 2013, there were warrants outstanding to purchase 635,820 shares of the Bancorp’s common stock. The purchase prices at December 31, 2014 and 2013 ranged from $9.55 per share to $73.01 per share.
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers Bank has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2014, 2013, and 2012 were $1.0 million, $0.6 million, and $0.3 million, respectively.

Supplemental Executive Retirement Plans
Customers Bank entered into a supplemental executive retirement plan (SERP) with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year, but that level of retirement benefit is not guaranteed by the Bank, and the ultimate retirement benefit can be less than or greater than the target. The Bank intends to fund its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which is owned by the Bank. The present value of the amount owed as of December 31, 2014 was $3.6 million and was included in other liabilities.
NOTE 14 – SHARE-BASED COMPENSATION PLANS
Summary
During 2010, the shareholders of Customers Bank approved the 2010 Stock Option Plan (“2010 Plan”), and during 2012, the shareholders of Customers Bancorp approved the 2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of the Bancorp by linking the personal interests of the members of the Board of Directors and employees, officers, and executives of Customers Bank to those of the shareholders of the Bancorp and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of the Bancorp. The 2010 Plan and 2004 Plan are intended to provide flexibility to the Bancorp in its ability to motivate, attract, and retain the services of members of the Board of Directors, and employees, officers, and executives of Customers Bank. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by the Bancorp or continues to serve on the Board. With respect to stock options granted under the 2010 Plan, vested options shall be exercisable only when the Bancorp’s fully diluted tangible book value will have increased by 50% from the date of grant. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than 10 years from the date of grant.

The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock to employees, officers, executives, and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. At December 31, 2014, the aggregate number of shares of common stock available for grant under these plans was 2,510,117 shares.
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
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of the Bancorp. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011 which were payable in the first quarter of 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2014, restricted stock units outstanding under this plan totaled 170,429.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2014, 2013, and 2012 was 5.2 million, 3.4 million, and 2.0 million, respectively. At December 31, 2014, there was $9.3 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2017.
In 2014, the shareholders of Customers Bancorp approved the 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to encourage team member participation in the ownership and economic progress of the Bancorp. This plan is intended to qualify as an employee stock purchase plan within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of the Board of Directors.
Under the ESPP, team members may elect to purchase shares of the Bancorp's common stock through payroll deduction. Since the purchase price under the plan is 85% of (a 15% discount to) the fair market value of a share of common stock on the first day of each quarterly subscription period, the Bancorp's ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2014 was $12.0 thousand.

Stock Options
The Bancorp estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options. Expected volatility was based upon limited historical information because the Bancorp’s common stock has only been traded since February 2012. Expected life was management’s estimate which took into consideration the five-year vesting requirement and the fact that there have been no exercises since 2010. The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of an option.

	2014	2013	2012
Weighted-average risk-free interest rate	2.16%	1.42%	1.15%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	18.00%	13.77%	17.47%
Weighted-average expected life (in years)	7.00	7.00	6.98
Weighted-average fair value of each option granted	$4.52	$3.17	$3.04
The following summarizes stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(dollars in thousands, except Weighted-average Exercise Price)
Outstanding, January 1, 2014	3,051,939	$12.42
Issued	130,978	17.78
Forfeited	(12,650)	17.72
Expired	(2,200)	27.95
Outstanding, December 31, 2014	3,168,067	$12.61	7.20	$21,735
Exercisable at December 31, 2014	13,683	$16.67	2.53	$65
A summary of the status of the Bancorp’s non-vested options at December 31, 2014 and changes during the year ended December 31, 2014 is as follows:

	Options	Weighted- average exercise price
Non-vested at January 1, 2014	3,036,056	$12.42
Granted	130,978	17.78
Forfeited	(12,650)	17.72
Non-vested at December 31, 2014	3,154,384	12.59
Restricted Stock Units
The fair value of restricted stock units granted under the 2004 Plan is determined based on the market price of the Bancorp’s common stock on the date of grant. The fair value of restricted stock units granted under the BRRP is measured as of the date on which such portion of the bonus would have been paid but for the deferral.
In February 2012, the Compensation Committee recommended and the Board of Directors approved a restricted stock reward program that has two vesting requirements. The first requirement is that the recipient remains an employee or director through December 31, 2016. The second requirement is that the Bancorp’s Voting Common Stock will have traded at a price greater than $17.18 per share (adjusted for any stock splits or stock dividends) for at least 5 consecutive trading days during the five-year period ending December 31, 2016. This second requirement was satisfied during the fourth quarter of 2013.

The table below presents the status of the restricted stock units at December 31, 2014 and changes during the year ended December 31, 2014:

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at January 1, 2014	675,638	$11.81
Granted	156,624	17.65
Vested	(37,857)	10.91
Forfeited	(5,434)	13.87
Outstanding and unvested at December 31, 2014	788,971	$13.00

Customers Bancorp has a policy that permits its directors to elect to receive shares of Voting Common Stock in lieu of their cash retainers. In January 2014, Customers Bancorp issued 28,095 shares of Voting Common Stock with a fair value of $0.5 million to the directors as compensation for their services during 2013. During the year ended December 31, 2014, Customers Bancorp issued 28,235 shares of Voting Common Stock with a fair value of $0.5 million to directors as compensation for their services during 2014. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

NOTE 15 – INCOME TAXES
The components of income tax expense were as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current	$26,361	$15,394	$16,003
Deferred	(6,187)	2,210	(3,731)
Total	$20,174	$17,604	$12,272
Effective tax rates differ from the federal statutory rate of 35%, which is applied to income before income tax expense, due to the following:

	For the Year Ended December 31,
	2014		2013		2012
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
	(dollars in thousands)
Federal income tax at statutory rate	$22,185	35.00%	$17,604	35.00%	$12,631	35.00%
State income tax	1,355	2.14	353	0.70	184	0.51
Tax-exempt interest	(260)	(0.41)	(155)	(0.31)	(85)	(0.24)
Interest disallowance	11	0.02	7	0.01	4	0.01
Bank-owned life insurance	(1,296)	(2.04)	(868)	(1.73)	(466)	(1.29)
Other	(1,821)	(2.88)	663	1.33	4	0.01
Effective income tax rate	$20,174	31.83%	$17,604	35.00%	$12,272	34.00%
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

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$11,555	$8,399
Net unrealized losses on securities	—	4,371
OREO expenses	588	403
Non-accrual interest	541	1,236
Net operating losses	1,892	2,003
Deferred compensation	5,112	4,250
Fair value adjustments on acquisitions	—	2,063
Cash flow hedge	681	—
Incentive compensation	1,558	942
Other	1,047	645
Total deferred tax assets	22,974	24,312
Deferred tax liabilities:
Tax basis discount on acquisitions	(1,898)	(7,998)
Net unrealized gains on securities	(615)	—
Deferred loan costs	(4,524)	(2,438)
Bank premises and equipment	(991)	(1,182)
Other	(1,189)	(819)
Total deferred tax liabilities	(9,217)	(12,437)
Net deferred tax asset	$13,757	$11,875
The Bancorp had approximately $5.4 million of federal net operating loss carryovers at December 31, 2014, that expire in 2023 through 2031.
The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the U.S. Years that remain open for potential review by the Internal Revenue Service are 2011 through 2013 and the state taxing authorities are 2010 through 2013.
The Bancorp’s policy is to record interest and penalties in other expense. Interest and penalties were immaterial for the years ended December 31, 2014 and 2013.

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

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Balance – January 1	$7,273	$3,272	$3,657
Additions	5	9,280	14
Repayments	(7,269)	(5,279)	(399)
Balance – December 31	$9	$7,273	$3,272
Some current directors, nominees for director and executive officers of the Bancorp and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving the Bancorp in the ordinary course of business during the fiscal year ended December 31, 2014. None of these transactions involved amounts in excess of 5% of the Bancorp’s gross revenues during 2014 nor was the Bancorp indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of the Bancorp’s total consolidated assets at December 31, 2014. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
For the year ended December 31, 2013 and 2012 the Bancorp has paid approximately  $0.2 million, and $0.4 million, respectively to Clipper Magazine and its division, Spencer Advertising Marketing as well as Jaxxon Promotions, Inc.  A director of the Bancorp was the Chief Executive Officer of Clipper Magazine until retiring in June 30, 2013. The director remains a 25% shareholder of Jaxxon Promotions, Inc., which the Bancorp paid $46,900 for services for the year ended December 31, 2014.
For the year ended December 31, 2014, 2013, and 2012 the Bancorp has paid approximately $11,300, $3,800, and $6,400, respectively to Jastrem Premium Landscapes. An immediate family member of an Executive Vice President of the Bank is the sole proprietor of Jastrem Premium Landscapes.
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
The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2014	2013
	(in thousands)
Commitments to fund loans	$231,294	$202,809
Unfunded commitments to fund mortgage warehouse loans	713,619	905,442
Unfunded commitments under lines of credit	430,995	177,457
Letters of credit	36,206	29,116
Other unused commitments	7,685	8,010

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
Outstanding letters of credit written are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bancorp requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liabilities as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At December 31, 2014 and 2013, the Bank and Bancorp met all capital adequacy requirements to which they were subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%
December 31, 2013
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$411,527	13.21%	$249,196	8.0%	N/A	N/A
Customers Bank	$435,432	14.11%	$246,936	8.0%	$308,670	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$387,529	12.44%	$124,598	4.0%	N/A	N/A
Customers Bank	$411,434	13.33%	$123,468	4.0%	$185,202	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$387,529	10.11%	$153,310	4.0%	N/A	N/A
Customers Bank	$411,434	10.81%	$152,191	4.0%	$190,239	5.0%
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
The fair value guidance provides a consistent definition of fair value, focusing on an exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions and establishes a fair value hierarchy to rank the quality and reliability of the information used to determine fair values. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. The fair value hierarchy is defined as follows:

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

The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments at December 31, 2014 and 2013:
Cash and cash equivalents:
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Investment securities:
The fair value of investment securities available for sale are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1) and matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. These assets are included as Level 1 and 2, based upon the lowest level of input that is significant to the fair value measurements.
The carrying amount of FHLB, Federal Reserve, and other restricted stock approximates fair value and considers the limited marketability of such securities. These assets are included in Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans held for sale - Mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor or they have been hedged by the mortgage company. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 20 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - Multi-family loans:
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

Other real estate owned:
The fair value of OREO is determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 inputs). All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice. Appraisals are certified to the Bancorp and performed by appraisers on the Bancorp’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Borrowings:
Borrowings consist of long-term and short-term FHLB advances, senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is included as Level 1. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial advisor using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63.3 million senior unsecured notes issued during third quarter 2013 are traded on the New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.

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
The estimated fair values of the Bancorp’s financial instruments were as follows at December 31, 2014 and 2013.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$371,023	$371,023	$371,023	$—	$—
Investment securities, available for sale	416,685	416,685	24,270	392,415	—
Loans held for sale	1,435,459	1,436,460	—	1,335,668	100,792
Loans receivable, net of allowance for loan losses	4,281,241	4,285,537	—	—	4,285,537
FHLB, Federal Reserve Bank and other restricted stock	82,002	82,002	—	82,002	—
Accrued interest receivable	15,205	15,205	—	15,205	—
FDIC loss sharing receivable	2,320	2,320	—	—	2,320
Derivatives	7,552	7,552	—	7,509	43
Liabilities:
Deposits	$4,532,538	$4,540,507	$546,436	$3,994,071	$—
FHLB advances	1,618,000	1,619,858	1,298,000	321,858	—
Other borrowings	88,250	92,069	66,944	25,125	—
Subordinated debt	110,000	111,925	—	111,925	—
Derivatives	9,716	9,716	—	9,716	—
Accrued interest payable	2,599	2,599	—	2,599	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at		December 31, 2013
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$233,068	$233,068	$233,068	$—	$—
Investment securities, available for sale	497,573	497,573	20,714	476,859	—
Loans held for sale	747,593	747,593	—	747,593	—
Loans receivable, net of allowance for loan losses	2,441,080	2,444,900	—	—	2,444,900
FHLB and Federal Reserve Bank stock	42,424	42,424	—	42,424	—
Accrued interest receivable	8,362	8,362	—	8,362	—
FDIC loss sharing receivable	10,046	10,046	—	—	10,046
Derivatives	3,763	3,763	—	3,523	240
Liabilities:
Deposits	$2,959,922	$2,919,935	$478,103	$2,441,832	$—
Federal funds purchased	13,000	13,000	13,000	—	—
FHLB advances	706,500	708,025	596,500	111,525	—
Other borrowings	63,250	64,768	64,768	—	—
Subordinated debt	2,000	2,000	—	2,000	—
Derivatives	3,537	3,537	—	3,537	—
Accrued interest payable	1,675	1,675	—	1,675	—
For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$377,311	$—	$377,311
Corporate notes	—	15,104	—	15,104
Equity securities	24,270	—	—	24,270
Derivatives (1)	—	7,509	43	7,552
Loans held for sale – fair value option	—	1,335,668	—	1,335,668
Total assets - recurring fair value measurements	$24,270	$1,735,592	$43	$1,759,905
Liabilities
Derivatives (2)	$—	$9,716	$—	$9,716
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $1,342	$—	$—	$2,380	$2,380
Other real estate owned	—	—	9,149	9,149
Total assets - nonrecurring fair value measurements	$—	$—	$11,529	$11,529

	December 31, 2013
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$451,536	$—	$451,536
Corporate notes	—	25,323	—	25,323
Equity securities	20,714	—	—	20,714
Derivatives (1)	—	3,523	240	3,763
Loans held for sale – fair value option	—	747,593	—	747,593
Total assets - recurring fair value measurements	$20,714	$1,227,975	$240	$1,248,929
Liabilities
Derivatives (2)	$—	$3,537	$—	$3,537
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,342	$—	$—	$3,836	$3,836
Other real estate owned	—	—	335	335
Total assets - nonrecurring fair value measurements	$—	$—	$4,171	$4,171

(1)	Included in Other Assets

(2)	Included in Other Liabilities
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 are summarized as follows:

Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1, 2014	$240
Issuances	235
Settlements	(432)
Balance at December 31, 2014	$43

	Loans Held for Sale (1)	Residential Mortgage Loan Commitments	Total
(amounts in thousands)
Balance at January 1, 2013	$—	$—	$—
Transfer from Level 2 to Level 3(1)	3,173	—	3,173
Recoveries	(1,463)	—	(1,463)
Sales	(1,013)	—	(1,013)
Transfer from loans held for sale to other assets (1)	(697)	—	(697)
Issuances	—	240	240
Balance at December 31, 2013	$—	$240	$240

(1)	For additional information, refer to “NOTE 21 –LOSS CONTINGENCY.”

The Bancorp’s policy is to recognize transfers between levels when events or circumstances warrant transfers.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2014 and 2013 for which the Bancorp utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$2,380	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	9,149	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	43	Adjusted market bid	Pull-through rate	80%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$3,836	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Other real estate owned	335	Collateral appraisal (1)	Liquidation expenses (2)	-3% to -8% (-5.5%)
Residential mortgage loan commitments	240	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.

(2)	Fair value is adjusted for costs to sell.

(3)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.
NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
Customers Bancorp’s objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Bancorp primarily uses interest rate swaps as part of its interest-rate-risk management strategy. Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bancorp's making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During 2014, Customers Bancorp did not record any hedge ineffectiveness.

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
At December 31, 2014, Customers Bancorp had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April of 2019.
Derivatives Not Designated as Hedging Instruments
The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating rate loan to a fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At December 31, 2014, the Bancorp had 44 interest rate swaps with an aggregate notional amount of $251.9 million related to this program. At December 31, 2013, the Bancorp had 28 interest rate swaps with an aggregate notional amount of $150.3 million related to this program.
The Bank enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At December 31, 2014 and December 31, 2013, the Bank had an outstanding notional balance of residential mortgage loan commitments of $3.8 million and $7.1 million, respectively.
During first quarter 2014, the Bank purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2014, the Bank had an outstanding notional balance of credit derivatives of $13.4 million.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Bancorp’s derivative financial instruments as well as the classification on the balance sheet.

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$1,945
Total		$—		$1,945
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$7,332	Other liabilities	$7,771
Credit contracts	Other assets	177	Other liabilities	—
Residential mortgage loan commitments	Other assets	43	Other liabilities	—
Total		$7,552		$7,771

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,523	Other liabilities	$3,537
Residential mortgage loan commitments	Other assets	240	Other liabilities	—
Total		$3,763		$3,537
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of the Bancorp’s derivative financial instruments on comprehensive income for the years ended December 31, 2014 and 2013. Interest rate swap income amounts include premiums received from Bank customers.

	December 31, 2014
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$550
Credit Contracts	Other non-interest income	(91)
Residential mortgage loan commitments	Mortgage loan and banking income	(197)
Total		$262

	December 31, 2013
	Income Statement Location	Amount of income recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$711
Residential mortgage loan commitments	Mortgage loan and banking income	240
Total		$951

December 31, 2014
		Location of Gain	Amount of Gain (Loss)
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,264)	Interest expense	$—

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of December 31, 2014, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $9.9 million. In addition, the Bancorp has collateral posting thresholds with certain of these counterparties and at December 31, 2014, had posted $10.0 million of cash as collateral. The Bancorp records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$192	$—	$192	$192	$—	$—

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$392	$—	$392	$392	$—	$—

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,703	$—	$9,703	$192	$9,511	$—

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2013
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$3,191	$—	$3,191	$392	$2,799	$—

NOTE 21 — LOSS CONTINGENCY
During the first quarter of 2013, a suspected fraud was discovered in the Bank’s loans held-for-sale portfolio. Total loans involved in this fraud initially appeared to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. During the second quarter of 2013, the Bank determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, the Bank recovered $1.5 million in cash from the alleged perpetrator. Since it was resolved that the loans no longer met the definition of “a loan,” and since the Bank is pursuing restitution through the involved parties, the Bank determined this to be a receivable. As a result, the remaining aggregate of $2.7 million of loans and the related $2.0 million reserve were transferred to other assets. As of December 31, 2014, the net amount of the receivable and reserve of $0.6 million remains in other assets.

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Following are the condensed balance sheets of Customers Bancorp, Inc. as of December 31, 2014 and 2013 and the income statements and statements of cash flows for each of the three years ending December 31, 2014, 2013 and 2012:
Balance Sheets

	December 31,
	2014	2013
(amounts in thousands)
Assets
Cash in subsidiary bank	$16,465	$13,254
Investment securities available for sale, at fair value	5	5
Investments in and receivables due from subsidiaries	509,465	432,064
Other assets	6,678	5,044
Total assets	$532,613	$450,367
Liabilities and Shareholders’ equity
Borrowings	88,250	63,250
Other liabilities	1,218	494
Total liabilities	89,468	63,744
Shareholders’ equity	443,145	386,623
Total Liabilities and Shareholders’ Equity	$532,613	$450,367

Income Statements

	Year Ended December 31,
	2014	2013	2012
(amounts in thousands)
Operating income:
Other	$90	$758	$—
Total operating income	90	758	—
Operating expense:
Interest	5,251	1,923	—
Other	5,611	3,395	2,708
Total operating expense	10,862	5,318	2,708
Loss before taxes and undistributed income of subsidiaries	(10,772)	(4,560)	(2,708)
Income tax benefit	3,797	1,596	948
Loss before undistributed income of subsidiaries	(6,975)	(2,964)	(1,760)
Equity in undistributed income of subsidiaries	50,189	35,658	25,578
Net income	$43,214	$32,694	$23,818

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$43,214	$32,694	$23,818
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(50,189)	(35,658)	(25,578)
Increase in other assets	(1,354)	(1,465)	(12)
Increase (decrease) in other liabilities	1,497	(281)	372
Net Cash Used in Operating Activities	(6,832)	(4,710)	(1,400)
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	—	(6)
Payments for investments in and advances to subsidiaries	(15,032)	(177,068)	(53,500)
Net Cash Used in Investing Activities	(15,032)	(177,068)	(53,506)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	77	97,507	94,586
Proceeds from issuance of long-term debt	25,000	60,336	—
Exercise and redemption of warrants	6	264	—
Payments on partial shares for stock dividend	(8)	—	—
Purchase of treasury stock	—	(7,754)	—
Net Cash Provided by Financing Activities	25,075	150,353	94,586
Net Increase (Decrease) in Cash and Cash Equivalents	3,211	(31,425)	39,680
Cash and Cash Equivalents – Beginning	13,254	44,679	4,999
Cash and Cash Equivalents – Ending	$16,465	$13,254	$44,679

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$57,161	$51,298	$45,092	$36,876
Interest expense	12,175	11,084	8,162	7,082
Net interest income	44,986	40,214	36,930	29,794
Provision for loan losses	2,459	5,035	2,886	4,368
Non-interest income	5,804	5,102	6,911	7,308
Non-interest expenses	27,864	24,679	25,205	21,169
Income before income taxes	20,467	15,602	15,750	11,565
Provision for income taxes	7,289	3,940	5,517	3,429
Net income available to common shareholders	$13,178	$11,662	$10,233	$8,136
Earnings per common share:
Basic (1)	$0.49	$0.44	$0.38	$0.31
Diluted (1)	0.47	0.42	0.37	0.29

	2013
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$34,717	$33,745	$31,673	$28,021
Interest expense	6,803	6,547	5,557	5,394
Net interest income	27,914	27,198	26,116	22,627
Provision for loan losses	(512)	750	2,116	(118)
Non-interest income	7,695	4,661	5,550	4,797
Non-interest expenses	22,301	18,347	16,895	16,481
Income before income taxes	13,820	12,762	12,655	11,061
Provision for income taxes	4,810	4,494	4,429	3,871
Net income available to common shareholders	$9,010	$8,268	$8,226	$7,190
Earnings per common share:
Basic (1)	$0.33	$0.30	$0.35	$0.35
Diluted (1)	0.32	0.30	0.34	0.35

(1) Per share amounts (where applicable) have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

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
Management of Customers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective.
Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.
Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2014. BDO USA, LLP’s attestation report, which appears in Part II, Item 8, "Financial Statements and Supplementary Data," is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During fourth quarter 2014, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Bancorp’s internal control over financial reporting.

Item 9B.    Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2015 annual meeting in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2015 annual meeting in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item will be included in the Proxy Statement for the 2015 annual meeting in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2015 annual meeting in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2015 annual meeting in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV
Item 15    Exhibits and Financial Statement Schedules

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

4.2
Form of Warrant issued to investors in New Century Bank’s March and February 2010 private offerings, 2009 private offering, and in partial exchange for New Century Bank’s shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock in June 2009, incorporated by reference to Exhibit 4.8 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.3	Warrants issued to Jay S. Sidhu, June 30, 2009, incorporated by reference to Exhibit 4.9 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

4.4
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.5
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.6	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

Exhibit No.	Description
4.7
Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.8	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

4.9
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate) incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

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

10.5	Agreement, dated as of May 19, 2009, by and between New Century Bank and Jay Sidhu, incorporated by reference to Exhibit 10.6 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.6+
Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.7
Lease Agreement, dated January 5, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.10 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.8
Amendment to Lease, dated May 4, 2007, by and between New Century Bank and Gateway Partnership LLC, incorporated by reference to Exhibit 10.11 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.9+
Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.10
Stock Purchase Agreement, dated as of September 30, 2011, by and between Customers Bancorp, Inc. and Robert Tambur, incorporated by reference to Exhibit 10.24 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

10.11
Subscription Agreement, dated May 19, 2009, by and between New Century Bank and Jay S. Sidhu, incorporated by reference to Exhibit 10.13 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

10.12
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

10.14+	Amended and Restated Customers Bancorp, Inc. Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.15+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.16
Form of Stock Purchase Agreement used in the July and August 2012 private placement of voting common stock, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

Exhibit No.	Description
10.17
Stock Purchase Agreement, dated as of August 17, 2012, by and between Customers Bancorp, Inc. and S.J. Finance Investment Fund, L.P., incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-3 filed with the SEC on October 22, 2012

10.18
Securities Purchase Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.19
Registration Rights Agreement, dated as of September 14, 2012, by and among the Corporation and the purchasers party thereto, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on September 17, 2012

10.20+
Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.21+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.22+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.23
TARP Letter Agreement, dated as of September 16, 2011, by and among Customers Bancorp, Berkshire Bancorp, Inc. and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.24
ARRA Letter Agreement, dated as of September 17, 2011, by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.2 to Customer Bancorp’s Form 8-K filed with the SEC on September 22, 2011

10.25
Letter Agreement dated as of December 28, 2011 by and among Customers Bancorp and Treasury, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 4, 2012

10.26+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.27+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.28
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

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of BDO USA, LLP, filed herewith

23.2	Consent of Baker Tilly Virchow Krause, LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) Balance Sheets as of December 31, 2014 and 2013, (b) Statements of Income for the years ended December 31, 2014, 2013 and 2012, (c) Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (d) Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (f) Notes to Financial Statements for the years ended December 31, 2014, 2013 and 2012.

Exhibit No.	Description
+	Management Contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

February 27, 2015	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

February 27, 2015	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 27, 2015
Jay S. Sidhu

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2015
Robert E. Wahlman

/s/ Carla A. Leibold	Senior Vice President - Chief Accounting Officer and Controller (principal accounting officer)	February 27, 2015
Carla A. Leibold

/s/ Daniel K. Rothermel	Director
Daniel K. Rothermel		February 27, 2015

/s/ Bhanu Choudhrie	Director
Bhanu Choudhrie		February 27, 2015

/s/ John R. Miller	Director
John R. Miller		February 27, 2015

/s/ T. Lawrence Way	Director
T. Lawrence Way		February 27, 2015

/s/ Steven J. Zuckerman	Director
Steven J. Zuckerman		February 27, 2015