Form 10-Q
period 2015-03-31
Customers Bancorp, Inc.
filed 2015-05-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
On April 30, 2015, 26,828,600 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	54

PART II

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

SIGNATURES		60

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$68,216	$62,746
Interest-earning deposits	265,607	308,277
Cash and cash equivalents	333,823	371,023
Investment securities available for sale, at fair value	396,194	416,685
Loans held for sale (includes $1,676,891 and $1,335,668, respectively, at fair value)	1,758,084	1,435,459
Loans receivable	4,337,851	4,312,173
Allowance for loan losses	(33,566)	(30,932)
Total loans receivable, net of allowance for loan losses	4,304,285	4,281,241
FHLB, Federal Reserve Bank, and other restricted stock	81,798	82,002
Accrued interest receivable	15,702	15,205
FDIC loss sharing receivable	3,427	2,320
Bank premises and equipment, net	11,061	10,810
Bank-owned life insurance	154,821	138,676
Other real estate owned	13,127	15,371
Goodwill and other intangibles	3,661	3,664
Other assets	57,242	52,914
Total assets	$7,133,225	$6,825,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$670,771	$546,436
Interest-bearing	4,222,550	3,986,102
Total deposits	4,893,321	4,532,538
FHLB advances	1,545,000	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Accrued interest payable and other liabilities	38,703	33,437
Total liabilities	6,675,274	6,382,225
Shareholders’ equity:
Preferred stock, no par value or as set by the board; 100,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,356,299 and 27,277,789 shares issued as of March 31, 2015 and December 31, 2014; 26,824,039; and 26,745,529 shares outstanding as of March 31, 2015 and December 31, 2014	27,356	27,278
Additional paid in capital	357,523	355,822
Retained earnings	82,373	68,421
Accumulated other comprehensive loss, net	(1,047)	(122)
Treasury stock, at cost (532,260 shares as of March 31, 2015 and December 31, 2014)	(8,254)	(8,254)
Total shareholders’ equity	457,951	443,145
Total liabilities and shareholders’ equity	$7,133,225	$6,825,370
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans receivable	$43,093	$28,355
Loans held for sale	10,900	5,083
Investment securities	2,363	3,040
Other	2,362	396
Total interest income	58,718	36,874
Interest expense:
Deposits	7,526	5,415
Other borrowings	1,488	1,155
FHLB advances	1,689	496
Subordinated debt	1,685	16
Total interest expense	12,388	7,082
Net interest income	46,330	29,792
Provision for loan losses	2,964	4,368
Net interest income after provision for loan losses	43,366	25,424
Non-interest income:
Mortgage warehouse transactional fees	2,273	1,759
Gain on sale of loans	1,231	—
Bank-owned life insurance	1,061	835
Deposit fees	179	214
Mortgage loan and banking income	151	409
Gain on sale of investment securities	—	2,832
Other	838	1,261
Total non-interest income	5,733	7,310
Non-interest expense:
Salaries and employee benefits	13,952	9,351
FDIC assessments, taxes, and regulatory fees	3,278	2,131
Occupancy	3,078	2,637
Professional services	1,913	2,282
Technology, communications and bank operations	1,554	1,560
Other real estate owned	884	351
Advertising and promotion	347	414
Loan workout	269	441
Other	2,190	2,002
Total non-interest expense	27,465	21,169
Income before income tax expense	21,634	11,565
Income tax expense	7,682	3,429
Net income	$13,952	$8,136
Basic earnings per share (1)	$0.52	$0.30
Diluted earnings per share (1)	0.49	0.29

(1)	Earnings per share amounts for the three months ended March 31, 2014 have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$13,952	$8,136
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period (1)	459	9,121
Income tax effect (1)	(216)	(3,193)
Less: reclassification adjustment for gains on securities included in net income	—	(2,832)
Income tax effect	—	992
Net unrealized gains	243	4,088
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	(1,946)	664
Income tax effect	778	(232)
Net unrealized gains (losses)	(1,168)	432
Other comprehensive income (loss), net of tax	(925)	4,520
Comprehensive income	$13,027	$12,656

(1)	Includes immaterial gains or losses on foreign currency items.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except share data)

	Three Months Ended March 31, 2015
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2015	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	13,952	—	—	13,952
Other comprehensive loss	—	—	—	—	(925)	—	(925)
Share-based compensation expense	—	—	1,170	—	—	—	1,170
Issuance of common stock under share-based compensation arrangements	78,510	78	531	—	—	—	609
Balance, March 31, 2015	26,824,039	$27,356	$357,523	$82,373	$(1,047)	$(8,254)	$457,951

	Three Months Ended March 31, 2014
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income	—	—	—	8,136	—	—	8,136
Other comprehensive income	—	—	—	—	4,520	—	4,520
Share-based compensation expense	—	—	955	—	—	—	955
Issuance of common stock under share-based compensation arrangements	70,013	70	634	—	—	—	704
Balance, March 31, 2014	24,294,164	$24,826	$308,820	$79,144	$(3,598)	$(8,254)	$400,938
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$13,952	$8,136
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable	2,964	4,368
Provision for depreciation and amortization	1,033	890
Share-based compensation	1,416	1,659
Deferred taxes	(1,540)	2,215
Net amortization of investment securities premiums and discounts	211	177
Gain on sale of investment securities	—	(2,832)
Gain on sale of mortgages and other loans	(1,266)	(498)
Origination of loans held for sale	(6,627,070)	(2,819,236)
Proceeds from the sale of loans held for sale	6,285,952	2,869,796
Increase in FDIC loss sharing receivable	(134)	(990)
Amortization (accretion) of fair value discounts	32	(129)
Net loss on sales of other real estate owned	441	47
Valuation and other adjustments to other real estate owned	343	127
Earnings on investment in bank-owned life insurance	(1,061)	(835)
(Increase) decrease in accrued interest receivable and other assets	(3,259)	1,552
Increase in accrued interest payable and other liabilities	3,574	14,858
Net Cash (Used In) Provided by Operating Activities	(324,412)	79,305
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	20,739	10,264
Proceeds from sales of investment securities available for sale	—	187,891
Purchases of investment securities available for sale	—	(149,940)
Net increase in loans	(148,554)	(608,672)
Purchase of loan portfolios	—	(288,253)
Proceeds from sales of loans	141,437	424
Purchases of bank-owned life insurance	(15,000)	—
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	204	(8,006)
(Payments to) reimbursements from the FDIC on loss sharing agreements	(302)	1,297
Purchases of bank premises and equipment	(829)	(207)
Proceeds from sales of other real estate owned	1,619	1,376
Net Cash Used In Investing Activities	(686)	(853,826)
Cash Flows from Financing Activities
Net increase in deposits	360,789	646,420
Net (decrease) increase in short-term borrowed funds	(98,000)	185,500
Proceeds from long-term FHLB borrowings	25,000	—
Proceeds from issuance of common stock	109	—
Net Cash Provided by Financing Activities	287,898	831,920
Net (Decrease) Increase in Cash and Cash Equivalents	(37,200)	57,399
Cash and Cash Equivalents – Beginning	371,023	233,068
Cash and Cash Equivalents – Ending	$333,823	$290,467

Supplementary Cash Flows Information
Interest paid	$10,550	$7,017
Income taxes paid	2,762	2,082
Non-cash items:
Transfer of loans to other real estate owned	$159	$4,955
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2014 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2014 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2014 consolidated financial statements of Customers Bancorp and subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents; Restrictions on Cash and Amounts Due from Banks; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Goodwill; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable; Bank Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Derivative Instruments and Hedging; Comprehensive Income; Earnings per Share; Segment Information; and Accounting Changes. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.
Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance in this ASU is intended to simplify presentation of debt issuance costs, and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance in this ASU is intended to amend the update, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update affect the following areas:

1.	Limited partnerships and similar legal entities

2.	Evaluating fees paid to a decision maker or a service provider as a variable interest

3.	The effect of fee arrangements on the primary beneficiary determination

4.	The effect of related parties on the primary beneficiary determination

5.	Certain investment funds
The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The guidance in this ASU affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met:

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

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance in this ASU applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance in this ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017. The Bancorp does not expect this ASU to have a significant impact on its financial condition or results of operations.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The guidance in this ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU was effective in the first quarter 2015. The adoption of this ASU did not have a significant impact on the Bancorp's financial condition or results of operations.

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

NOTE 3 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
(amounts in thousands)	Unrealized Gains on Available-for-sale Securities (2)	Unrealized Loss on Cash Flow Hedges	Total
Beginning balance - January 1, 2015	$1,142	$(1,264)	$(122)
Other comprehensive income (loss) before reclassifications	243	(1,168)	(925)
Amounts reclassified from accumulated other comprehensive loss to net income	—	—	—
Net current-period other comprehensive income (loss)	243	(1,168)	(925)
Ending balance - March 31, 2015	$1,385	$(2,432)	$(1,047)

	Three Months Ended March 31, 2014
(amounts in thousands)	Unrealized Gains and (Losses) on Available-for-sale Securities (2)	Unrealized Gain on Cash Flow Hedges	Total
Beginning balance - January 1, 2014	$(8,118)	$—	$(8,118)
Other comprehensive income before reclassifications	5,929	432	6,361
Amounts reclassified from accumulated other comprehensive loss to net income (3)	(1,841)	—	(1,841)
Net current-period other comprehensive income	4,088	432	4,520
Ending balance - March 31, 2014	$(4,030)	$432	$(3,598)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Includes immaterial gains or losses on foreign currency items.

(3)	Reclassification amounts are reported as gain on sale of investment securities on the Consolidated Statements of Income.

NOTE 4 — EARNINGS PER SHARE
The following are the components and results of the Bancorp’s earnings per share calculation for the periods presented. Share and per share amounts for the three months ended March 31, 2014 have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	Three Months Ended March 31,
	2015	2014
(amounts in thousands, except per share data)
Net income available to common shareholders	$13,952	$8,136
Weighted-average number of common shares outstanding - basic	26,777,389	26,686,570
Share-based compensation plans	1,276,340	845,901
Warrants	284,074	242,560
Weighted-average number of common shares - diluted	28,337,803	27,775,031
Basic earnings per share	$0.52	$0.30
Diluted earnings per share	0.49	0.29
The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Share-based compensation awards and eligible warrants for the three months ended March 31, 2014 have been adjusted to reflect the 10% stock dividend declared on May 15, 2014 and issued on June 30, 2014.

	Three Months Ended March 31,
	2015	2014
Anti-dilutive securities:
Share-based compensation awards	18,683	134,682
Warrants	52,242	118,745
Total anti-dilutive securities	70,925	253,427
NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of March 31, 2015 and December 31, 2014 are summarized in the tables below:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$355,904	$4,075	$(1,262)	$358,717
Corporate Bonds	15,000	172	—	15,172
Equity securities (2)	23,074	56	(825)	22,305
	$393,978	$4,303	$(2,087)	$396,194

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$376,854	$2,805	$(2,348)	$377,311
Corporate notes	15,000	104	—	15,104
Equity securities (2)	23,074	1,197	(1)	24,270
	$414,928	$4,106	$(2,349)	$416,685

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$—	$187,891
Gross gains	$—	$2,832
Gross losses	—	—
Net gains	$—	$2,832
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

The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	March 31, 2015
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	15,000	15,172
Due after ten years	—	—
Mortgage-backed securities	355,904	358,717
Total debt securities	$370,904	$373,889
The Bancorp’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$23,331	$(5)	$78,848	$(1,257)	$102,179	$(1,262)
Equity securities (2)	21,244	(824)	6	(1)	21,250	(825)
Total	$44,575	$(829)	$78,854	$(1,258)	$123,429	$(2,087)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$60,388	$(81)	$80,426	$(2,267)	140,814	$(2,348)
Equity securities (2)	—	—	5	(1)	5	(1)
Total	$60,388	$(81)	$80,431	$(2,268)	$140,819	$(2,349)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.
At March 31, 2015, there were seven available-for-sale investment securities in the less-than-twelve-month category and eighteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and would recover by way of increases in market price. The Company intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired as of March 31, 2015.
At March 31, 2015 and December 31, 2014, Customers Bank had pledged investment securities aggregating $358.3 million and $376.9 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,674,014	$1,332,019
Multi-family loans at lower of cost or fair value	81,193	99,791
Commercial loans held for sale	1,755,207	1,431,810
Consumer loans:
Residential mortgage loans at fair value	2,877	3,649
Loans held for sale	$1,758,084	$1,435,459
NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
(amounts in thousands)
Commercial:
Multi-family	$2,053,379	$2,127,034
Commercial real estate	1,177,725	1,132,072
Commercial and industrial	606,091	540,430
Construction	62,430	56,669
Total commercial loans	3,899,625	3,856,205
Consumer:
Residential real estate	277,167	285,003
Manufactured housing	121,622	126,731
Other	1,324	1,541
Total consumer loans	400,113	413,275
Total loans receivable not covered under FDIC loss sharing agreements	4,299,738	4,269,480
Commercial:
Commercial real estate	16,347	17,585
Commercial and industrial	1,746	2,235
Construction	3,975	6,705
Multi-family	361	372
Total commercial loans	22,429	26,897
Consumer:
Residential real estate	12,159	12,392
Other	2,777	2,892
Total consumer loans	14,936	15,284
Total loans receivable covered under FDIC loss sharing agreements (1)	37,365	42,181
Total loans receivable	4,337,103	4,311,661
Deferred (fees) costs and unamortized premiums/(discounts), net	748	512
Allowance for loan losses	(33,566)	(30,932)
Loans receivable, net	$4,304,285	$4,281,241

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Loans
The following tables summarize non-covered loans by loan type and performance status as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial real estate	$288	$—	$288	$3,436	$1,147,262	$26,739	$1,177,725
Multi-family	—	—	—	—	2,050,830	2,549	2,053,379
Commercial and industrial	—	—	—	2,307	602,407	1,377	606,091
Construction	—	—	—	—	62,343	87	62,430
Residential real estate	289	—	289	946	266,670	9,262	277,167
Other consumer	—	—	—	—	1,129	195	1,324
Manufactured housing (5)	3,896	4,546	8,442	1,047	108,258	3,875	121,622
Total	$4,473	$4,546	$9,019	$7,736	$4,238,899	$44,084	$4,299,738
	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial real estate	$—	$—	$—	$3,450	$1,101,119	$27,503	$1,132,072
Multi-family	—	—	—	—	2,124,448	2,586	2,127,034
Commercial and industrial	366	—	366	2,257	536,326	1,481	540,430
Construction	—	—	—	—	56,510	159	56,669
Residential real estate	1,226	—	1,226	849	273,565	9,363	285,003
Other consumer	—	—	—	—	1,333	208	1,541
Manufactured housing (5)	6,324	4,388	10,712	931	111,072	4,016	126,731
Total	$7,916	$4,388	$12,304	$7,487	$4,204,373	$45,316	$4,269,480

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

Covered Loans
The following tables summarize covered loans by loan type and performance status as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased - Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$26	$—	$26	$158	$825	$737	$1,746
Multi-family	—	—	—	—	361	—	361
Commercial real estate	25	—	25	497	10,765	5,060	16,347
Construction	—	—	—	2,325	—	1,650	3,975
Residential real estate	294	—	294	1,006	10,255	604	12,159
Other consumer	136	—	136	73	2,529	39	2,777
Total	$481	$—	$481	$4,059	$24,735	$8,090	$37,365
	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$518	$—	$518	$165	$361	$1,191	$2,235
Multi-family	—	—	—	—	372	—	372
Commercial real estate	—	—	—	615	11,884	5,086	17,585
Construction	—	—	—	2,325	—	4,380	6,705
Residential real estate	—	—	—	1,006	10,782	604	12,392
Other consumer	147	—	147	135	2,570	40	2,892
Total	$665	$—	$665	$4,246	$25,969	$11,301	$42,181

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Purchased loans in FDIC assisted transactions with no evidence of credit deterioration since origination.

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
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable for the three months ended March 31, 2015 and 2014.

	Allowance for Loan Losses Three Months Ended March 31,
(amounts in thousands)	2015	2014
Beginning balance	$30,932	$23,998
Provision for loan losses (1)	3,635	2,901
Charge-offs	(1,144)	(536)
Recoveries	143	341
Ending balance	$33,566	$26,704

	FDIC Loss Sharing Receivable Three Months Ended March 31,
(amounts in thousands)	2015	2014
Beginning balance	$2,320	$10,046
Increased (decreased) estimated cash flows (2)	671	(1,467)
Other activity, net (a)	134	990
Cash payments to/(from) FDIC	302	(1,297)
Ending balance	$3,427	$8,272

(1) Provision for loan losses	$3,635	$2,901
(2) Effect attributable to FDIC loss share arrangements	(671)	1,467
Net amount reported as provision for loan losses	$2,964	$4,368

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements

Loans Individually Evaluated for Impairment — Covered and Non-Covered
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of March 31, 2015 and December 31, 2014 and the average recorded investment and interest income recognized for the three months ended March 31, 2015 and 2014. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	March 31, 2015			Three Months Ended March 31, 2015
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$6,922	$8,376	$—	$10,374	$164
Commercial real estate	11,496	11,641	—	15,237	191
Construction	2,325	3,594	—	2,325	—
Other consumer	20	20	—	21	—
Residential real estate	1,438	1,438	—	1,447	—
With an allowance recorded:
Commercial and industrial	6,478	6,488	2,295	4,156	5
Commercial real estate	1,409	1,409	864	1,410	—
Construction	—	—	—	—	—
Other consumer	53	53	25	84	1
Residential real estate	362	362	185	364	—
Total	$30,503	$33,381	$3,369	$35,418	$361

	December 31, 2014			Three Months Ended March 31, 2014
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$13,825	$15,348	$—	$12,003	$99
Commercial real estate	18,977	19,121	—	17,139	274
Construction	2,325	2,325	—	2,551	—
Other consumer	21	21	—	3	—
Residential real estate	1,455	3,697	—	2,391	13
With an allowance recorded:
Commercial and industrial	1,833	1,833	818	1,653	8
Commercial real estate	1,410	1,410	304	2,350	1
Construction	—	—	—	1,350	15
Other consumer	114	114	32	64	1
Residential real estate	365	365	188	251	1
Total	$40,325	$44,234	$1,342	$39,755	$412

Troubled Debt Restructurings
At March 31, 2015 and 2014, there were $5.2 million and $5.1 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bancorp requires sustained performance for nine months before returning a TDR to accrual status.
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
The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2015 and 2014. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
(amounts in thousands)
Three Months Ended March 31, 2015
Extended under forbearance	$—	$—	$—
Multiple extensions resulting from financial difficulty	—	—	—
Interest-rate reductions	198	207	405
Total	$198	$207	$405
Three Months Ended March 31, 2014
Extended under forbearance	$—	$—	$—
Multiple extensions resulting from financial difficulty	—	—	—
Interest-rate reductions	247	127	374
Total	$247	$127	$374
The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment during the three months ended March 31, 2015 and 2014.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Three Months Ended March 31, 2015
Commercial and industrial	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Manufactured housing	—	—	2	207
Residential real estate	1	198	—	—
Other consumer	—	—	—	—
Total	1	$198	2	$207
Three Months Ended March 31, 2014
Commercial and industrial	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Manufactured housing	1	47	2	127
Residential real estate	3	200	—	—
Other consumer	—	—	—	—
Total	4	$247	2	$127

At March 31, 2015 and 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
For the three months ended March 31, 2015 and 2014, the recorded investment of loans determined to be TDRs was $0.4 million and $0.4 million, respectively, both before and after restructuring. During the three month period ended March 31, 2015, two manufactured housing TDR loans defaulted with a recorded investment of $0.2 million. There were two TDRs that defaulted in the three month period ended March 31, 2014, with a recorded investment of $0.1 million.
Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during the three months ended March 31, 2015 and 2014.
Credit Quality Indicators
Commercial and industrial, multi-family, commercial real estate, residential real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan and are not assigned internal risk ratings.
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

The following tables present the credit ratings of the non-covered loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Other Consumer	Manufactured Housing	Total
(amounts in thousands)
Pass/Satisfactory	$592,072	$1,160,583	$2,053,379	$62,430	$275,426	$—	$—	$4,143,890
Special Mention	11,484	10,608	—	—	—	—	—	22,092
Substandard	2,535	6,534	—	—	1,741	—	—	10,810
Performing (1)	—	—	—	—	—	1,324	112,133	113,457
Non-performing (2)	—	—	—	—	—	—	9,489	9,489
Total	$606,091	$1,177,725	$2,053,379	$62,430	$277,167	$1,324	$121,622	$4,299,738

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Other Consumer	Manufactured Housing	Total
(amounts in thousands)
Pass/Satisfactory	$524,848	$1,109,565	$2,127,034	$56,669	$283,240	$—	$—	$4,101,356
Special Mention	13,238	16,002	—	—	243	—	—	29,483
Substandard	2,344	6,505	—	—	1,520	—	—	10,369
Performing (1)	—	—	—	—	—	1,541	115,088	116,629
Non-performing (2)	—	—	—	—	—	—	11,643	11,643
Total	$540,430	$1,132,072	$2,127,034	$56,669	$285,003	$1,541	$126,731	$4,269,480

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

The following tables present the credit ratings of the covered loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$1,061	$10,117	$361	$—	$10,752	$—	$22,291
Special Mention	—	4,046	—	—	—	—	4,046
Substandard	685	2,184	—	3,975	1,407	—	8,251
Performing (1)	—	—	—	—	—	2,568	2,568
Non-performing (2)	—	—	—	—	—	209	209
Total	$1,746	$16,347	$361	$3,975	$12,159	$2,777	$37,365

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$1,104	$10,207	$372	$—	$10,985	$—	$22,668
Special Mention	—	5,076	—	—	—	—	5,076
Substandard	1,131	2,302	—	6,705	1,407	—	11,545
Performing (1)	—	—	—	—	—	2,610	2,610
Non-performing (2)	—	—	—	—	—	282	282
Total	$2,235	$17,585	$372	$6,705	$12,392	$2,892	$42,181

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

As of March 31, 2015, the Bank had $5.3 million of residential real estate held in other real estate owned. As of March 31, 2015, the Bank had initiated foreclosure proceedings on residential real estate securing outstanding loan balances of $0.2 million.
Allowance for loan losses
The changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

Three Months Ended March 31, 2015	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, January 1, 2015	$4,746	$13,572	$8,493	$1,047	$2,698	$262	$114	$30,932
Charge-offs	(21)	(318)	—	(769)	—	—	(36)	(1,144)
Recoveries	45	—	—	15	—	—	83	143
Provision for loan losses	1,977	1,067	(297)	559	297	84	(52)	3,635
Ending Balance, March 31, 2015	$6,747	$14,321	$8,196	$852	$2,995	$346	$109	$33,566
Loans:
Individually evaluated for impairment	$13,400	$12,905	$—	$2,325	$1,800	$—	$73	$30,503
Collectively evaluated for impairment	592,323	1,149,368	2,051,191	62,343	277,660	117,747	3,794	4,254,426
Loans acquired with credit deterioration	2,114	31,799	2,549	1,737	9,866	3,875	234	52,174
	$607,837	$1,194,072	$2,053,740	$66,405	$289,326	$121,622	$4,101	$4,337,103
Allowance for loan losses:
Individually evaluated for impairment	$2,295	$864	$—	$—	$185	$—	$25	$3,369
Collectively evaluated for impairment	4,294	8,645	8,196	468	1,648	90	30	23,371
Loans acquired with credit deterioration	158	4,812	—	384	1,162	256	54	6,826
	$6,747	$14,321	$8,196	$852	$2,995	$346	$109	$33,566

Three Months Ended March 31, 2014	Commercial and Industrial	Commercial Real Estate	Multi-family	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, January 1, 2014	$2,674	$11,478	$4,227	$2,385	$2,490	$614	$130	$23,998
Charge-offs	—	(248)	—	—	(288)	—	—	(536)
Recoveries	90	25	—	—	224	—	2	341
Provision for loan losses	(281)	1,377	1,993	(43)	(119)	(21)	(5)	2,901
Ending Balance, March 31, 2014	$2,483	$12,632	$6,220	$2,342	$2,307	$593	$127	$26,704
As of December 31, 2014
Loans:
Individually evaluated for impairment	$15,658	$20,387	$—	$2,325	$1,820	$—	$135	$40,325
Collectively evaluated for impairment	524,335	1,096,681	2,124,820	56,510	285,608	122,715	4,050	4,214,719
Loans acquired with credit deterioration	2,672	32,589	2,586	4,539	9,967	4,016	248	56,617
	$542,665	$1,149,657	$2,127,406	$63,374	$297,395	$126,731	$4,433	$4,311,661
Allowance for loan losses:
Individually evaluated for impairment	$818	$304	$—	$—	$188	$—	$32	$1,342
Collectively evaluated for impairment	3,766	8,336	8,493	424	1,436	92	28	22,575
Loans acquired with credit deterioration	162	4,932	—	623	1,074	170	54	7,015
	$4,746	$13,572	$8,493	$1,047	$2,698	$262	$114	$30,932
The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At March 31, 2015 and December 31, 2014, funds available for reimbursement, if necessary, were $1.1 million and $3.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.
The changes in accretable yield related to purchased-credit-impaired loans for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
(amounts in thousands)
Accretable yield balance, beginning of period	$17,606	$22,557
Accretion to interest income	(660)	(1,080)
Reclassification from nonaccretable difference and disposals, net	(1,522)	(858)
Accretable yield balance, end of period	$15,424	$20,619

NOTE 8 — SHARE-BASED COMPENSATION
Stock Options
There were no stock options granted, exercised or forfeited during the three months ended March 31, 2015.
The following table summarizes stock option activity for the three months ended March 31, 2015.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(amount in thousands, except Weighted-average exercise price)
Outstanding at January 1, 2015	3,168,067	$12.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2015	3,168,067	$12.61	6.95	$37,246
Exercisable at March 31, 2015	13,683	$16.67	2.29	$119
Restricted Stock Units
There were 146,920 restricted stock units granted during the three months ended March 31, 2015. Of the aggregate restricted stock units granted, 84,392 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining units are subject to three-year waterfall vesting with one third of the amount vesting annually. The following table summarizes restricted stock unit activity for the three months ended March 31, 2015.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at January 1, 2015	788,971	$13.00
Granted	146,920	19.09
Vested	(62,605)	11.45
Forfeited	(1,658)	14.32
Outstanding and unvested at March 31, 2015	871,628	$14.13
Total share-based compensation expense for the three months ended March 31, 2015 and 2014 was $1.2 million and $1.0 million, respectively.
Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. During the three months ended March 31, 2015, Customers Bancorp issued 10,631 shares of voting common stock with a fair value of $0.3 million to directors as compensation for their services during the first three months of 2015. The fair values were determined based on the opening price of the common stock on the day the shares were issued.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At March 31, 2015 and December 31, 2014, the Bank and Bancorp met all capital adequacy requirements to which they were subject.
The Dodd-Frank Act required the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depositary subsidiaries. In 2013, the federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms effective January 1, 2015, that (i) introduced a new capital ratio pursuant to the prompt corrective action provisions, the common equity tier 1 capital to risk rated assets ratio, (ii) increased the adequately capitalized and well capitalized thresholds for the Tier 1 risk based capital ratios to 6% and 8%, respectively, (iii) changed the treatment of certain capital components for determining Tier 1 and Tier 2 capital, and (iv) changed the risk weighting of certain assets and off balance sheet items in determining risk weighted assets.
To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Common equity Tier 1 (to risk weighted assets)
Customers Bancorp, Inc.	$454,889	8.25%	$248,013	4.5%	N/A	N/A
Customers Bank	$496,018	9.05%	$246,741	4.5%	$356,404	6.5%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$587,473	10.66%	$440,913	8.0%	N/A	N/A
Customers Bank	$639,584	11.66%	$438,651	8.0%	$548,314	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$454,889	8.25%	$330,684	6.0%	N/A	N/A
Customers Bank	$496,018	9.05%	$328,988	6.0%	$438,651	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$454,889	6.72%	$270,915	4.0%	N/A	N/A
Customers Bank	$496,018	7.35%	$269,801	4.0%	$337,251	5.0%
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

The new risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio equates to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

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
The following methods and assumptions were used to estimate the fair values of the Bancorp’s financial instruments as of March 31, 2015 and December 31, 2014:
Cash and cash equivalents:
The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Investment securities:
The fair values of investment securities available for sale are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are included as Level 1, 2, or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans held for sale - Mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 16 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale – Multi-family loans:
The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third-party investors or recent sale transactions within the secondary markets for loans with similar characteristics. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Deposit liabilities:
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market deposit accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). These liabilities are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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
Borrowings:
Borrowings consist of long-term and short-term FHLB advances, five-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is included as Level 1. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial adviser using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on The New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.
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
Off-balance-sheet financial instruments:

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts
The following information should not be interpreted as an estimate of the fair value of the entire Bancorp since a fair value calculation is only provided for a limited portion of the Bancorp’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between the Bancorp’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Bancorp’s financial instruments were as follows at March 31, 2015 and December 31, 2014.

			Fair Value Measurements at March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$333,823	$333,823	$333,823	$—	$—
Investment securities, available for sale	396,194	396,194	22,305	373,889	—
Loans held for sale	1,758,084	1,758,695	—	1,676,891	81,804
Loans receivable, net of allowance for loan losses	4,304,285	4,311,848	—	—	4,311,848
FHLB, Federal Reserve Bank and other restricted stock	81,798	81,798	—	81,798	—
FDIC loss sharing receivable	3,427	3,427	—	—	3,427
Derivatives	8,810	8,810	—	8,723	87
Liabilities:
Deposits	$4,893,321	$4,905,100	$3,059,457	$1,845,643	$—
FHLB advances	1,545,000	1,547,465	1,175,147	372,318	—
Other borrowings	88,250	92,928	67,678	25,250	—
Subordinated debt	110,000	113,025	—	113,025	—
Derivatives	12,938	12,938	—	12,938	—

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$371,023	$371,023	$371,023	$—	$—
Investment securities, available for sale	416,685	416,685	24,270	392,415	—
Loans held for sale	1,435,459	1,436,460	—	1,335,668	100,792
Loans receivable, net of allowance for loan losses	4,281,241	4,285,537	—	—	4,285,537
FHLB, Federal Reserve Bank and other stock	82,002	82,002	—	82,002	—
FDIC loss sharing receivable	2,320	2,320	—	—	2,320
Derivatives	7,552	7,552	—	7,509	43
Liabilities:
Deposits	$4,532,538	$4,540,507	$2,820,875	$1,719,632	$—
FHLB advances	1,618,000	1,619,858	1,298,000	321,858	—
Other borrowings	88,250	92,069	66,944	25,125	—
Subordinated debt	110,000	111,925	—	111,925	—
Derivatives	9,716	9,716	—	9,716	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$358,717	$—	$358,717
Corporate notes	—	15,172	—	15,172
Equity securities	22,305	—	—	22,305
Derivatives (1)	—	8,723	87	8,810
Loans held for sale – fair value option	—	1,676,891	—	1,676,891
Total assets - recurring fair value measurements	$22,305	$2,059,503	$87	$2,081,895
Liabilities
Derivatives (2)	$—	$12,938	$—	$12,938
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $3,369	$—	$—	$4,943	$4,943
Other real estate owned	—	—	546	546
Total assets - nonrecurring fair value measurements	$—	$—	$5,489	$5,489

	December 31, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$377,311	$—	$377,311
Corporate notes	—	15,104	—	15,104
Equity securities	24,270	—	—	24,270
Derivatives (1)	—	7,509	43	$7,552
Loans held for sale – fair value option	—	1,335,668	—	1,335,668
Total assets - recurring fair value measurements	$24,270	$1,735,592	$43	$1,759,905
Liabilities
Derivatives (2)	—	$9,716	—	$9,716
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $1,342	$—	$—	$2,380	$2,380
Other real estate owned	—	—	9,149	9,149
Total assets - nonrecurring fair value measurements	$—	$—	$11,529	$11,529

(1)	Included in Other Assets

(2)	Included in Other Liabilities

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 are summarized as follows.

Three Months Ended March 31, 2015	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1, 2015	$43
Issuances	87
Settlements	(43)
Balance at March 31, 2015	$87

Three Months Ended March 31, 2014	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1, 2014	$240
Issuances	103
Settlements	(240)
Balance at March 31, 2014	$103

The Bancorp’s policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the first three months of 2015 nor 2014.
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2015 and December 31, 2014 on a recurring and nonrecurring basis for which the Bancorp utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$4,943	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	546	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	87	Adjusted market bid	Pull-through rate	80%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$2,380	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	9,149	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	43	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bancorp does not discount appraisals.

(2)	Fair value is adjusted for costs to sell.

(3)	Presented as a percentage of the value determined by appraisal.

NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
Customers Bancorp’s objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest-rate movements. To accomplish this objective, the Bancorp primarily uses interest rate swaps as part of its interest-rate-risk management strategy. Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bancorp making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three months ended March 31, 2015 and 2014, Customers Bancorp did not record any hedge ineffectiveness.
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
At March 31, 2015 and December 31, 2014, Customers Bancorp had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan to a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that the Bank executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At March 31, 2015, the Bancorp had 46 interest rate swaps with an aggregate notional amount of $263.0 million related to this program. At December 31, 2014, the Bancorp had 44 interest rate swaps with an aggregate notional amount of $251.9 million related to this program.
The Bank enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At March 31, 2015 and December 31, 2014, the Bank had an outstanding notional balance of residential mortgage loan commitments of $3.0 million and $3.8 million, respectively.

The Bank also purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2015 and December 31, 2014, the Bank had an outstanding notional balance of credit derivatives of $14.8 million and $13.4 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Bancorp’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$3,891
Total		$—		$3,891
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$8,515	Other liabilities	$9,047
Credit contracts	Other assets	208	Other liabilities	—
Residential mortgage loan commitments	Other assets	87	Other liabilities	—
Total		$8,810		$9,047

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$1,945
Total		$—		$1,945
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$7,332	Other liabilities	$7,771
Credit contracts	Other assets	177	Other liabilities	—
Residential mortgage loan commitments	Other assets	43	Other liabilities	—
Total		$7,552		$7,771

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of the Bancorp’s derivative financial instruments on comprehensive income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$121
Credit contracts	Other non-interest income	30
Residential mortgage loan commitments	Mortgage loan and banking income	44
Total		$195

	Three Months Ended March 31, 2014
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$520
Credit contracts	Other non-interest income	(149)
Residential mortgage loan commitments	Mortgage loan and banking income	(137)
Total		$234

	Three Months Ended March 31, 2015
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(1,168)	Interest expense	$—

	Three Months Ended March 31, 2014
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$432	Interest expense	$—

(1)	Net of taxes
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of the Bancorp’s indebtedness would be considered a default on its derivative obligations. The Bancorp also has entered into agreements that contain provisions under which the counterparty could require the Bancorp to settle its obligations if the Bancorp fails to maintain its status as a well/adequately-capitalized institution. As of March 31, 2015, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $13.2 million. In addition, the Bancorp has minimum collateral posting thresholds with certain of these counterparties and at March 31, 2015 had posted $12.8 million of cash as collateral. The Bancorp records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At March 31, 2015

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$208	$—	$208	$208	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At March 31, 2015

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$12,938	$—	$12,938	$208	$12,730	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2014

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$192	$—	$192	$192	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2014

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,703	$—	$9,703	$192	$9,511	$—

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers Bancorp’s financial condition and results of operations as of and for the three months ended March 31, 2015. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers Bancorp’s filing on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2014 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended March 31, 2015.
Certain accounting policies involve significant judgments and assumptions by Customers Bancorp that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2014 Form 10-K.
First Quarter Events of Note
Customers Bancorp continued its strong financial performance through first quarter 2015. Most notably, total assets were $7.1 billion at March 31, 2015, an increase of $0.3 billion from December 31, 2014. During first quarter 2015, Customers achieved significant organic loan and deposit growth as loan balances increased $0.3 billion and deposits grew $0.4 billion. During first quarter 2015, commercial loans including loans held for sale increased $362 million. Asset quality remained high and capital ratios exceeded levels established for “well-capitalized” banks. Financial results for first quarter 2015 included strong earnings of $14.0 million, a record high, or $0.49 per diluted share. Return on average common equity continued to trend upwards, reaching 12.5% for first quarter 2015, and the efficiency ratio declined to 52.8%. During the quarter, Customers sold approximately $140 million of multi-family loans in market based transactions which resulted in a gain on sale of approximately $1.2 million. Additionally, in January 2015 Customers launched Phase 1 of Bank Mobile, an absolutely no customer fee mobile bank offering, and the first to allow opening of deposit accounts using smart phone technology.

Results of Operations
First Quarter 2015 Compared to First Quarter 2014
Net income available to common shareholders increased $5.8 million, or 71.5%, to $14.0 million for the three months ended March 31, 2015, compared to $8.1 million for the three months ended March 31, 2014. The increased net income resulted from increased net interest income of $16.5 million, largely reflecting the loan portfolio growth of the past year and decreased provision for loan losses of $1.4 million, partially offset by decreased non-interest income of $1.6 million, increased non-interest expense of $6.3 million, and increased income tax expense of $4.3 million resulting from higher level of pre-tax income and increase in the effective tax rate.
Net interest income increased $16.5 million, or 55.5%, for the three months ended March 31, 2015 to $46.3 million, compared to $29.8 million for the three months ended March 31, 2014. This increase resulted principally from an increase in average loan balances (loans plus loans held for sale) of $2.3 billion.
The provision for loan losses decreased by $1.4 million to $3.0 million for the three months ended March 31, 2015, compared to $4.4 million for the same period in 2014. The provision for loan losses for the three months ended March 31, 2015 included $2.0 million for decreased valuation estimates on property collateralizing impaired loans, $0.9 million for growth and change in mix of the held for investment portfolio, and $0.8 million for increased loss estimates on purchased credit impaired loans, partially offset by $0.7 million for increased benefits expected to be collected from the FDIC. Provision expense for the three months ended March 31, 2014 was driven primarily by growth in loans held for investment of nearly $900 million during the quarter.
Non-interest income decreased $1.6 million during the three months ended March 31, 2015 to $5.7 million, compared to $7.3 million for the three months ended March 31, 2014. The decrease in first quarter 2015 was primarily attributable to gains realized from sales of investment securities in first quarter 2014 of $2.8 million, partially offset by gains realized from loan sales in first quarter 2015 of $1.2 million.
Non-interest expense increased $6.3 million during the three months ended March 31, 2015 to $27.5 million, compared to $21.2 million during the three months ended March 31, 2014 primarily as a result of the $2.0 billion growth in Customers' loan portfolio, requiring increased staffing for loan origination and administrative support of approximately $4.6 million and increased occupancy expense, FDIC assessments, taxes, and other regulatory fees of $1.6 million. Costs related to Bank Mobile totaling approximately $1.0 million are also included in first quarter 2015 operating expenses.
Income tax expense increased $4.3 million in the three months ended March 31, 2015 to $7.7 million, compared to $3.4 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $10.1 million in first quarter 2015 and an out of period adjustment of $0.6 million recorded in the first quarter 2014 that reduced income tax expense.
Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers Bancorp’s earnings.

The following table summarizes the Bancorp’s net interest income and related spread and margin for the periods indicated.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$283,613	$179	0.25%	$186,563	$116	0.25%
Investment securities, taxable (A)	406,600	2,363	2.32	516,902	3,040	2.35
Loans held for sale	1,367,301	10,900	3.23	566,535	5,083	3.64
Loans (B)	4,361,664	43,093	4.00	2,842,050	28,355	4.04
Other interest-earning assets	75,068	2,183	11.80	38,010	280	2.99
Total interest earning assets	6,494,246	58,718	3.66%	4,150,060	36,874	3.59%
Non-interest earning assets	285,280			220,180
Total assets	$6,779,526			$4,370,240
Liabilities
Interest checking	$93,880	$154	0.67%	$57,067	$69	0.49%
Money market	2,196,850	3,021	0.56	1,397,299	2,199	0.64
Other savings	35,138	38	0.44	38,312	40	0.43
Certificates of deposit	1,795,394	4,313	0.97	1,252,871	3,107	1.01
Total interest bearing deposits	4,121,262	7,526	0.74	2,745,549	5,415	0.80
Borrowings	1,471,494	4,862	1.33	551,339	1,667	1.22
Total interest-bearing liabilities	5,592,756	12,388	0.90	3,296,888	7,082	0.87
Non-interest-bearing deposits	708,901			666,775
Total deposits & borrowings	6,301,657		0.79	3,963,663		0.72
Other non-interest bearing liabilities	24,542			11,619
Total liabilities	6,326,199			3,975,282
Shareholders’ Equity	453,327			394,958
Total liabilities and shareholders’ equity	$6,779,526			$4,370,240
Net interest earnings		46,330			29,792
Tax-equivalent adjustment (C)		125			90
Net interest earnings		$46,455			$29,882
Interest spread			2.87%			2.87%
Net interest margin			2.89%			2.90%
Net interest margin tax equivalent (C)			2.90%			2.91%

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

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$2	$61	$63
Investment securities	(35)	(642)	(677)
Loans held for sale	(625)	6,442	5,817
Loans	(254)	14,992	14,738
Other interest-earning assets	1,430	473	1,903
Total interest income	518	21,326	21,844
Interest expense:
Interest checking	30	55	85
Money market deposit accounts	(307)	1,129	822
Savings	1	(3)	(2)
Certificates of deposit	(99)	1,305	1,206
Total interest bearing deposits	(375)	2,486	2,111
Borrowings	177	3,018	3,195
Total interest expense	(198)	5,504	5,306
Net interest income	$716	$15,822	$16,538
Net interest income for the three months ended March 31, 2015 was $46.3 million, an increase of $16.5 million, or 55.5%, when compared to net interest income of $29.8 million for the three months ended March 31, 2014. This net increase was primarily the result of an increase of $800.8 million in the average balance of "Loans held for sale" and an increase of $1.5 billion in the average balance of "Loans." Within “Loans,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$969.5 million increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$628.7 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio, including owner occupied commercial real estate loans.
These particular increases in loan volume were the result of concentrated efforts by Customers Bank’s lending teams to execute an organic growth strategy.
Average interest-bearing deposits for the three months ended March 31, 2015 increased by $1.4 billion when compared to average interest-bearing deposits for the three months ended March 31, 2014. Interest expense on total interest bearing deposits increased $2.1 million in first quarter 2015 compared to first quarter 2014. The average rate on interest bearing deposits decreased 6 basis points, and the net impact of the increased deposit volume and the decreased deposit rate resulted in increased interest expense in first quarter 2015. Borrowings also had a significant effect on net interest income due to increased volume as well as an 11 basis point increase in the average rate due to the issuance in June 2014 of subordinated and senior debt. The increased borrowings volume included the following:

•	$789.4 million increase in the average balance of FHLB advances; and

•
$133.3 million increase in the average balance of subordinated and senior debt due to the issuances of $110 million of subordinated debt with an interest rate of 6.125%, and $25 million of senior debt with an interest rate of 4.625% in June 2014.

Customers’ net interest margin (tax equivalent) decreased 1 basis point to 2.90% for the three months ended March 31, 2015 when compared to the net interest margin (tax equivalent) of 2.91% for the same period in 2014.

Provision for Loan Losses
Customers Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At March 31, 2015, approximately $37 million, or 0.6% of the total loan portfolio, was covered under loss sharing agreements with the FDIC. Charge-offs incurred on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the FDIC loss sharing arrangements reach their contractual maturities and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The FDIC loss sharing arrangements for non-single family loans expire in third quarter 2015. The loss sharing arrangements for single family loans expire in third quarter 2020.
The provision for loan losses decreased by $1.4 million to $3.0 million for the three months ended March 31, 2015, compared to $4.4 million for the same period in 2014. The decrease in the first quarter 2015 provision for loan losses was primarily driven by an increase in the estimated benefits expected to be collected from the FDIC of $0.7 million compared to a reduction of estimated benefits expected to be derived from the FDIC loss sharing agreements of $1.4 million in first quarter 2014. This decrease was partially offset by an increase in the provision of loan losses of $0.7 million mainly driven by reduced valuation estimates on property collateralizing impaired loans in first quarter 2015.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
(amounts in thousands)
Mortgage warehouse transactional fees	$2,273	$1,759
Gain on sale of loans	1,231	—
Bank-owned life insurance	1,061	835
Deposit fees	179	214
Mortgage loan and banking income	151	409
Gain on sale of investment securities	—	2,832
Other	838	1,261
Total non-interest income	$5,733	$7,310
Non-interest income decreased $1.6 million during the three months ended March 31, 2015 to $5.7 million, compared to $7.3 million for the three months ended March 31, 2014. The decrease in first quarter 2015 was primarily attributable to gains realized from the sale of investment securities in first quarter 2014 of $2.8 million, partially offset by gains realized from the sales of loans in first quarter 2015 of $1.2 million. In addition, in first quarter 2015 mortgage warehouse transactional fees increased $0.5 million due to the increased level of warehouse transactions, and bank-owned life insurance increased $0.2 million as a result of policies purchased throughout 2014 and first quarter 2015. These increases were offset by reduced mortgage loan and banking income of $0.3 million resulting from lower gains realized from the sale of mortgages and decreased other income of $0.4 million primarily due to management advisory fees recognized in first quarter 2014.
Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
(amounts in thousands)
Salaries and employee benefits	$13,952	$9,351
FDIC assessments, taxes, and regulatory fees	3,278	2,131
Occupancy	3,078	2,637
Professional services	1,913	2,282
Technology, communications and bank operations	1,554	1,560
Other real estate owned	884	351
Loan workout	347	414
Advertising and promotion	269	441
Other	2,190	2,002
Total non-interest expense	$27,465	$21,169
Non-interest expense was $27.5 million for the three months ended March 31, 2015, an increase of $6.3 million from non-interest expense of $21.2 million for the three months ended March 31, 2014.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $4.6 million, or 49.2%, to $14.0 million for the three months ended March 31, 2015. The primary reason for this increase was an increase in the number of employees to 449 full-time equivalents at March 31, 2015 from 387 full-time equivalents at March 31, 2014. This was directly related to the need for additional employees to support our organic growth. More specifically, the increased headcount is needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios.
FDIC assessments, taxes and regulatory fees increased by $1.1 million, or 53.8%, to $3.3 million for the three months ended March 31, 2015 from $2.1 million for the three months ended March 31, 2014. The primary reasons for this increase were increased deposit premiums and other regulatory and filing fees as a result of the growth of the Bank. Many of the premiums and fees are based upon assets of the Bank.
Occupancy expense increased by $0.4 million, or 16.7%, to $3.1 million for the three months ended March 31, 2015 from $2.6 million for the three months ended March 31, 2014. This increase was driven by increased business activity in existing markets which require additional people and space for their work activities.
Professional services expense decreased by $0.4 million, or 16.2%, to $1.9 million for the three months ended March 31, 2015 from $2.3 million for the three months ended March 31, 2014. This decrease was primarily attributable to lower legal and consulting expenses in first quarter 2015 related to litigation and other general regulatory matters.
Technology, communication and bank operations were unchanged at $1.6 million for the three months ended March 31, 2015 and March 31, 2014 as core processing and other technology fees have remained flat in the first quarter 2014 despite the growth of the Bank.
Other real estate owned expense increased by $0.5 million, or 151.8%, to $0.9 million for the three months ended March 31, 2015 from $0.4 million for the three months ended March 31, 2014. The increase was primarily attributable to higher valuation write downs based on updated appraisals received on foreclosed properties.

Income Taxes
Income tax expense increased $4.3 million in the three months ended March 31, 2015 to $7.7 million, compared to $3.4 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $10.1 million in first quarter 2015 and an out of period adjustment of $0.6 million recorded in the first quarter 2014 that reduced income tax expense.

Financial Condition
General
Total assets were $7.1 billion at March 31, 2015. This represented a $0.3 billion, or 4.5%, increase from total assets of $6.8 billion at December 31, 2014. The major change in our financial position occurred as the result of organic growth in our loan portfolio, which increased by $0.3 billion, or 6.1%, to $6.1 billion at March 31, 2015. The main driver of the increase in loans in first quarter 2015 was increased mortgage warehouse loans of $342 million (up to $1.7 billion at March 31, 2015 compared to $1.3 billion at December 31, 2014) as a result of a decline in interest rates and increased level of refinancing activity.
Total liabilities were $6.7 billion at March 31, 2015. This represented a $0.3 billion, or 4.6%, increase from $6.4 billion at December 31, 2014. The increase in total liabilities resulted from increased deposits at March 31, 2015 compared to December 31, 2014. Total deposits increased by $0.4 billion, or 8.0%, to $4.9 billion at March 31, 2015 from $4.5 billion at December 31, 2014. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. Broker networks provide low-cost funding alternatives to retail deposits and increase the diversity of the Bank’s sources of funds. The increase in bank deposits was largely due to the seasonal inflow of student deposits and growth in certificates of deposits and money market and other interest bearing demand deposit accounts.
The following table sets forth certain key condensed balance sheet data:

	March 31, 2015	December 31, 2014
(amounts in thousands)
Cash and cash equivalents	$333,823	$371,023
Investment securities, available for sale	396,194	416,685
Loans held for sale (includes $1,676,891 and $1,335,668, respectively, at fair value)	1,758,084	1,435,459
Loans receivable	4,337,851	4,312,173
Total loans receivable, net of the allowance for loan losses	4,304,285	4,281,241
Total assets	7,133,225	6,825,370
Total deposits	4,893,321	4,532,538
FHLB advances	1,545,000	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Total liabilities	6,675,274	6,382,225
Total shareholders’ equity	457,951	443,145
Total liabilities and shareholders’ equity	7,133,225	6,825,370
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $68.2 million at March 31, 2015. This represents a $5.5 million increase from $62.7 million at December 31, 2014. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $265.6 million and $308.3 million at March 31, 2015 and December 31, 2014, respectively.

Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At March 31, 2015, investments consisted of mortgage-backed securities (principally guaranteed by an agency of the United States government), corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At March 31, 2015, our investment securities were $396.2 million compared to $416.7 million at December 31, 2014. The decrease was primarily the result of maturities and principal repayments on mortgage-backed securities during the quarter.
Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.
Loans
Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio is primarily comprised of loans to support mortgage banking companies’ funding needs, multi-family, commercial real estate, construction, and commercial and industrial loans. The Bank continues to focus on small business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:
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
The goal of the lending to mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The residential loans are taken as collateral for the Bank’s loans. As of March 31, 2015, loans in the warehouse lending portfolio totaled $1.7 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2015, the Bank had multi-family loans of $2.1 billion outstanding, making up approximately 35.0% of the Bank’s total loan portfolio, compared to $2.2 billion, or approximately 38.8% of the total loan portfolio at December 31, 2014.

As of March 31, 2015, the Bank had $5.7 billion in commercial loans outstanding, composing approximately 93.1% of its total loan portfolio, which includes loans held for sale, compared to $5.3 billion, composing approximately 92.5% at December 31, 2014.
Consumer Lending
The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. As of March 31, 2015, the Bank had $417.9 million in consumer loans outstanding, or 6.9%, of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
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
The composition of loans held for sale as of March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,674,014	$1,332,019
Multi-family loans at lower of cost or fair value	81,193	99,791
Total commercial loans held for sale	1,755,207	1,431,810
Consumer loans:
Residential mortgage loans at fair value	2,877	3,649
Loans held for sale	$1,758,084	$1,435,459

Loans receivable, net, increased by $23.0 million during first quarter 2015. The composition of loans receivable as of March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
(amounts in thousands)
Commercial:
Multi-family	$2,053,379	$2,127,034
Commercial real estate	1,177,725	1,132,072
Commercial and industrial	606,091	540,430
Construction	62,430	56,669
Total commercial loans	3,899,625	3,856,205
Consumer:
Residential real estate	277,167	285,003
Manufactured housing	121,622	126,731
Other	1,324	1,541
Total consumer loans	400,113	413,275
Total loan receivable not covered under FDIC loss sharing agreements (1)	4,299,738	4,269,480
Commercial:
Commercial real estate	16,347	17,585
Commercial and industrial	1,746	2,235
Construction	3,975	6,705
Multi-family	361	372
Total commercial loans	22,429	26,897
Consumer:
Residential real estate	12,159	12,392
Other	2,777	2,892
Total consumer loans	14,936	15,284
Total loans receivable covered under FDIC loss sharing agreements (1)	37,365	42,181
Total loans receivable	4,337,103	4,311,661
Deferred (fees) costs and unamortized premiums/(discounts), net	748	512
Allowance for loan losses	(33,566)	(30,932)
Loans receivable, net	$4,304,285	$4,281,241

(1)
Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing arrangements with the FDIC are referred to as “covered loans” throughout this Management’s Discussion and Analysis.

Credit Risk
Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards, diligent collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added, to the allowance for loan losses when and as appropriate. The allowance for loan losses is evaluated at least quarterly.
The provision for loan losses was $3.0 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $33.6 million, or 0.78% of non-covered loans receivable, at March 31, 2015, $30.9 million, or 0.72% of non-covered loans receivable, at December 31, 2014, and $26.7 million, or 0.81% of non-covered loans receivable, at March 31, 2014. The coverage ratio increased from December 31, 2014 primarily due to provisions for estimated loan losses recorded to reflect decreased valuation estimates on properties collateralizing certain impaired loans as well as the change in the mix of the held for investment portfolio and increased loss estimates on purchase credit impaired loans. Net charge-offs were $1.0 million for the three months ended March 31, 2015, an increase of $0.8 million compared to the same period in 2014. The Bank had approximately

$37.4 million in loans that were covered under loss share arrangements with the FDIC as of March 31, 2015 compared to $42.2 million as of December 31, 2014 and $61.6 million as of March 31, 2014. The Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.
The chart below depicts changes in Customers Bancorp’s allowance for loan losses for the periods indicated.
Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2015	2014
(amounts in thousands)
Balance at the beginning of the period	$30,932	$23,998
Loan charge-offs
Construction	769	—
Commercial real estate	318	248
Commercial and industrial	21	—
Residential real estate	—	288
Other consumer	36	—
Total Charge-offs	1,144	536
Loan recoveries
Construction	15	—
Commercial real estate	—	25
Commercial and industrial	45	90
Residential real estate	—	224
Other consumer	83	2
Total Recoveries	143	341
Total net charge-offs	1,001	195
Provision for loan losses	3,635	2,901
Balance at the end of the period	$33,566	$26,704
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
Nearly 90% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values may have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the quantification of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than one year before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.
These evaluations, are inherently subjective as they require material estimates, including, among other estimates, the amounts and timing of expected future cash flows on impaired loans, estimated losses in the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change. Pursuant to ASC 450 Contingencies and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting of non-accrual and restructured loans, are considered in the methodology for determining the allowance for loan losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
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

Asset Quality at March 31, 2015

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Legacy Loans
Legacy	$49,559	$46,946	$76	$—	$2,537	$4,104	$6,641	5.12%	12.38%
TDRs	1,251	1,189	—	—	62	—	62	4.96%	4.96%
Total Legacy Loans	50,810	48,135	76	—	2,599	4,104	6,703	5.12%	12.21%

Multi-Family	2,049,029	2,049,029	—	—	—	—	—	—%	—%
Commercial Real Estate	1,077,664	1,075,524	288	—	1,852	—	1,852	0.17%	0.17%
Commercial & Industrial	534,884	533,983	—	—	901	271	1,172	0.17%	0.22%
Residential	157,109	156,766	183	—	160	—	160	0.10%	0.10%
Construction	62,343	62,343	—	—	—	—	—	—%	—%
Other consumer	391	391	—	—	—	—	—	—%	—%
TDRs	551	551	—	—	—	—	—	—%	—%
Total Originated Loans	3,881,971	3,878,587	471	—	2,913	271	3,184	0.08%	0.08%
Acquired Loans
Covered	28,747	24,208	481	—	4,058	8,239	12,297	14.12%	33.25%
Non-covered	319,998	310,648	3,681	4,546	1,123	513	1,636	0.35%	0.51%
TDRs Covered	528	528	—	—	—	—	—	—%	—%
TDRs Non-Covered	2,875	1,528	245	—	1,102	—	1,102	38.33%	38.33%
Total Acquired Loans	352,148	336,912	4,407	4,546	6,283	8,752	15,035	1.78%	4.17%
Acquired PCI Loans
Covered	8,090	3,806	—	4,284	—	—	—	—%	—%
Non-Covered	44,084	37,603	677	5,804	—	—	—	—%	—%
Total Acquired PCI Loans	52,174	41,409	677	10,088	—	—	—	—%	—%
Deferred (fees) costs and unamortized premiums/(discounts), net	748	748	—	—	—	—	—
Total Loans Receivable	4,337,851	4,305,791	5,631	14,634	11,795	13,127	24,922	0.27%	0.57%
Total Loans Held for Sale	1,758,084	1,758,084	—	—	—	—	—
Total Portfolio	$6,095,935	$6,063,875	$5,631	$14,634	$11,795	$13,127	$24,922	0.19%	0.41%

Asset Quality at March 31, 2015 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
New Century Orig. Loans
Legacy	$49,559	$2,537	$1,691	$—	$1,691	3.41%	66.65%
TDRs	1,251	62	2	—	2	0.16%	3.23%
Total Legacy Loans	50,810	2,599	1,693	—	1,693	3.33%	65.14%

Multi-Family	2,049,029	—	8,196	—	8,196	0.40%	—%
Commercial Real Estate	1,077,664	1,852	9,900	—	9,900	0.92%	534.56%
Commercial & Industrial	534,884	901	3,946	—	3,946	0.74%	437.96%
Residential	157,109	160	1,393	—	1,393	0.89%	870.63%
Construction	62,343	—	468	—	468	0.75%	—%
Other consumer	391	—	6	—	6	1.53%	—%
TDRs	551	—	—	—	—	—%	—%
Total Originated Loans	3,881,971	2,913	23,909	—	23,909	0.62%	820.77%
Acquired Loans
Covered	28,747	4,058	672	—	672	2.34%	16.56%
Non-covered	319,998	1,123	467	1,065	1,532	0.48%	136.42%
TDRs Covered	528	—	—	—	—	—%	—%
TDRs Non-Covered	2,875	1,102	—	—	—	—%	—%
Total Acquired Loans	352,148	6,283	1,139	1,065	2,204	0.63%	35.08%
Acquired PCI Loans
Covered	8,090	—	1,220	—	1,220	15.08%	—%
Non-Covered	44,084	—	5,605	—	5,605	12.71%	—%
Total Acquired PCI Loans	52,174	—	6,825	—	6,825	13.08%	—%
Deferred (fees) costs and unamortized premiums/(discounts), net	748
Total Loans Held for Investment	4,337,851	11,795	33,566	1,065	34,631	0.80%	293.61%
Total Loans Held for Sale	1,758,084	—	—	—	—
Total Portfolio	$6,095,935	$11,795	$33,566	$1,065	$34,631	0.57%	293.61%
The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At March 31, 2015 and December 31, 2014, non-performing loans to total loans were 0.19% and 0.20%, respectively. Total reserves to non-performing loans were 293.6% and 289.6%, respectively, at March 31, 2015 and December 31, 2014.
Originated Loans
Originated loans (excluding held-for-sale loans) totaled $3.9 billion, or 64.5%, of total loans at March 31, 2015, compared to $3.8 billion, or 67.7%, at December 31, 2014. Of the total originated loans at March 31, 2015, $3.9 billion, or 98.7%, were originated post 2009, when the new management team adopted new underwriting standards that management believes better limits risks of loss. Only $2.9 million, or 0.08%, of the post 2009 loans were non-performing at March 31, 2015. Of the total originated loans at December 31, 2014, $3.8 billion, or 98.6%, were originated post 2009. Only $2.9 million, or 0.08%, of the post 2009 loans were non-performing at December 31, 2014. The post 2009 originated loans were supported by an allowance for loan losses of $23.9 million (0.62% of post 2009 originated loans) and $21.1 million (0.55% of post 2009 originated loans), respectively, at March 31, 2015 and December 31, 2014.
Legacy loans declined $4.3 million to $50.8 million at March 31, 2015, compared to $55.1 million at December 31, 2014. Non-performing Legacy loans also declined from $2.7 million at December 31, 2014 to $2.6 million at March 31, 2015 as Customers continued to workout the losses in this portfolio. The Legacy originated loans were supported by an allowance for loan losses of $1.7 million (3.33% of Legacy loans) and $1.6 million (2.86% of Legacy loans), respectively, at March 31, 2015 and December 31, 2014.

Acquired Loans
At March 31, 2015, Customers Bank reported $404.3 million of acquired loans, which was 6.6% of total loans, compared to $422.3 million, or 7.4%, of total loans at December 31, 2014. Non-performing acquired loans totaled $6.3 million at March 31, 2015 and $6.1 million at December 31, 2014. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $67.4 million were supported by a $1.1 million cash reserve at March 31, 2015, compared to $70.6 million supported by a cash reserve of $3.0 million at December 31, 2014. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At March 31, 2015, $45.9 million of these loans were outstanding, compared to $47.5 million at December 31, 2014.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $9.0 million (2.23% of total acquired loans) and $11.3 million (2.67% of total acquired loans), respectively, at March 31, 2015 and December 31, 2014.
Held-for-Sale Loans
At March 31, 2015, loans held for sale were $1.8 billion, or 28.8%, of the total loan portfolio, compared to $1.4 billion, or 25.0% of the total loan portfolio at December 31, 2014. The loans held-for-sale portfolio at March 31, 2015 included $1.7 billion of loans to mortgage banking businesses, $81.2 million of multi-family loans and $2.9 million of residential mortgage loans, compared to $1.3 billion of loans to mortgage banking businesses, $3.6 million of residential mortgages loans and $99.8 million of multi-family loans at December 31, 2014. Held-for-sale loans are carried on our balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.

Deposits
Customers Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits grew to $4.9 billion at March 31, 2015, an increase of $0.4 billion, or 8.0%, from $4.5 billion at December 31, 2014. Demand deposits were $797.8 million at March 31, 2015, compared to $617.6 million at December 31, 2014, an increase of $180.2 million, or 29.2%. These amounts were comprised primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $2.3 billion at March 31, 2015, an increase of $58.4 million or 2.7%, primarily attributed to the increase in brokered savings accounts. Time deposits were $1.8 billion at March 31, 2015, an increase of $122.2 million or 7.1%. At March 31, 2015, the Bank had $675.5 million in state and municipal deposits which are subject to a reduction in the amount of available borrowing capacity through the FHLB based on collateral agreements with the depositors. State and municipal deposits under this program increased $96.3 million, or 16.6% from December 31, 2014.
The components of deposits were as follows at the dates indicated:

	March 31, 2015	December 31, 2014
(amounts in thousands)
Demand	$797,819	$617,638
Savings, including MMDA	2,261,638	2,203,237
Time, $100,000 and over	1,174,894	1,043,265
Time, other	658,970	668,398
Total deposits	$4,893,321	$4,532,538

Borrowings
During the three months ended March 31, 2015, Customers Bank borrowed $25 million of long-term FHLB advances and repaid $98 million of short-term FHLB advances.
Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $14.8 million to $458.0 million at March 31, 2015 when compared to shareholders' equity of $443.1 million at December 31, 2014. The components of the increase were as follows:

•	net income of $14.0 million for the three months ended March 31, 2015;

•	share-based compensation expense of $1.2 million;

•	net other comprehensive loss of $0.9 million; and

•	the issuance of 78,510 shares of voting common stock under share-based-compensation plans.
We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At March 31, 2015, Customers Bank and Customers Bancorp met all capital adequacy requirements to which they were subject and were well capitalized.

The capital ratios for the Bank and the Bancorp at March 31, 2015 and December 31, 2014 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$454,889	8.25%	$248,013	4.5%	N/A	N/A
Customers Bank	$496,018	9.05%	$246,741	4.5%	$356,404	6.5%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$587,473	10.66%	$440,913	8.0%	N/A	N/A
Customers Bank	$639,584	11.66%	$438,651	8.0%	$548,314	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$454,889	8.25%	$330,684	6.0%	N/A	N/A
Customers Bank	$496,018	9.05%	$328,988	6.0%	$438,651	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$454,889	6.72%	$270,915	4.0%	N/A	N/A
Customers Bank	$496,018	7.35%	$269,801	4.0%	$337,251	5.0%
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the first quarter of 2015. As of March 31, 2015, the Bank and Bancorp were in compliance with the new requirements. See "NOTE 9 - REGULATORY MATTERS" for additional discussion regarding regulatory capital requirements.
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
The Bank’s investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of March 31, 2015, our borrowing capacity with the Federal Home Loan Bank was $3.2 billion of which $1.2 billion was utilized in short-term borrowings and $901.2 million of available capacity utilized to collateralize state and municipal deposits.  As of March 31, 2015, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $60.9 million.

Net cash flows used in operating activities were $324.4 million for the three months ended March 31, 2015, compared to net cash flows provided by operating activities of $79.3 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, originations of loans held for sale exceeded proceeds by $341.1 million. For the three months ended March 31, 2014, proceeds received from the sale of loans exceeded originations of loans held for sale by $50.6 million.
Investing activities used net cash flows of $0.7 million for the three months ended March 31, 2015, compared to $0.9 billion for the three months ended March 31, 2014. Net cash used to originate loans totaled $0.1 billion for the three months ended March 31, 2015, compared to $0.6 billion for the three months ended March 31, 2014. No loans were purchased in the three months ended March 31, 2015, compared to $288.3 million for the three months ended March 31, 2014.
Financing activities provided an aggregate of $0.3 billion for the three months ended March 31, 2015, increases in deposits provided $0.4 billion, repayments of short-term borrowed funds used $98.0 million, net proceeds from long-term FHLB advances provided $25.0 million, and proceeds from the issuance of common stock provided $0.1 million. Financing activities provided an aggregate of $831.9 million for the three months ended March 31, 2014 driven by a net increase in deposits of $646.4 million, and cash proceeds from short-term borrowed funds of $185.5 million. These financing activities provided sufficient cash flows to support the Bancorp’s investing and operating activities.
Overall, based on our core deposit base and available sources of borrowed funds, management believes that the Bancorp has adequate resources to meet its short-term and long-term cash requirements for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2015, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2014 Form 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2015.
During the quarter ended March 31, 2015, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2014 Form 10-K.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Risk Factors" included within the 2014 Form 10-K and included below. The risks described herein and in the 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements."

The information presented below updates and should be read in connection with the risk factors and information disclosed in our 2014 Annual Report.

Other litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the recent financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements. We may, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

Our “high-touch” personalized service banking model may be replicated by competitors.

We expect to drive organic growth by employing our “concierge banking” strategy, which provides specific relationship managers or private bankers for all customers. Many of our competitors provide similar services and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.

Competitors’ technology-driven products and services and improvements to such products and services may adversely affect our ability to generate core deposits through mobile banking.

Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture and mobile banking. These technological advances, such as BankMobile, are intended to allow the Bank to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes, or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.

We may not be able to attract and retain our relationship manager and private bankers, who are central to our strategic model.

Our customers rely on us to deliver personalized financial services. Our strategic model is dependent upon relationship managers and private bankers who act as a customer’s point of contact to us. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities and we may not be able to retain such relationships absent the individuals. In any case, if we are unable to attract and retain our relationship managers and private bankers, and recruit individuals with appropriate skills and knowledge to support our business, our growth strategy, business, financial condition and results of operations may be adversely affected.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business and have other ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design, their implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

Loans that we make through certain federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with their requirements.

We participate in various U.S. government agency guarantee programs, including programs operated by the Small Business Administration. We are responsible for following all applicable U.S. government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk we would not otherwise be exposed to or underwritten as part of our origination process for U.S. government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, financial condition or results of operations.

The Federal Reserve is pursuing regulatory action against one of our business partners, which has subjected us to regulatory inquiry and potential regulatory action, which may result in liabilities adversely affecting our business, financial conditions and/or results of operations or in reputational harm.

Customers Bank provides deposit accounts and services to college students through relationships a third party, Higher One, Inc. (“Higher One”), has with colleges and universities in the United States using Higher One’s technological services. Because Higher One is not a bank, it must partner with one or more banks to provide deposit accounts and services to students. Higher One and one of Higher One’s former bank partners (the “predecessor bank”), announced in May 2014 that the Board of

Governors of the Federal Reserve (the “Federal Reserve”) notified them that certain disclosures and operating processes of these entities may have violated certain laws and regulations and may result in penalties and restitution. In May, 2014, the Federal Reserve also informed Customers Bank, as one of Higher One’s bank partners since August 2013, that it is reviewing similar disclosures and processes related to deposit accounts provided by Customers Bank to determine whether there have been similar violations of certain laws and regulations.

Although the predecessor bank referenced above, which no longer is a partner with Higher One, has entered into a consent order to cease and desist pursuant to which it has agreed to pay a total of $4.1 million in civil money penalties and an additional amount that it may be required to pay in restitution to students in the event Higher One is unable to pay the restitution obligations, if any, imposed on Higher One (“back-up restitution”), Customers Bank believes that the circumstances of its relationship with Higher One and the student customers are different than the relationship between the predecessor bank and Higher One and the student customers. Notably, Customers Bank believes that it identified the critical alleged compliance deficiencies within 30 days of beginning its relationship with Higher One, and caused such deficiencies to be remediated within 120 days. In addition, we understand that the amount of the total fees that Higher One collected from students who opened accounts at Customers Bank during the relevant time period is substantially less than the total fees that Higher One collected from students who opened deposit accounts at the predecessor bank during its relevant time period. Therefore, we anticipate, although we cannot assure you, that any back-up restitution obligations imposed on us would be substantially less than the back-up restitution obligations imposed on the predecessor bank.

Nonetheless, the Federal Reserve or other regulatory agencies which supervise us may determine that Customers Bank has responsibility for the violations of certain laws and regulations in connection with its relationship with Higher One and the student customers and may take regulatory action against Customers Bank that could include, among other things, entry into a consent order to cease and desist, civil money penalties and an obligation to provide back-up restitution to students who opened deposit accounts at Customer Bank during the relevant time period, in the event Higher One is unable to pay such restitution amounts. While Higher One has publicly disclosed that it amended its credit facility in February 2015 to allow, among other things, for the payment of up to $75 million in connection with the resolution of these regulatory matters, we cannot assure you that Higher One will use or have access to the credit facility or otherwise have resources to satisfy its restitution obligations, if any. If any of the regulatory actions described herein were to occur, or if any other regulatory actions were to be taken against us, alone or in combination, such regulatory actions could have an adverse effect on our business or financial condition. We are currently in discussions with the Federal Reserve regarding these matters and at this time cannot predict the outcome of those discussions, including the amount of any civil money penalties or restitution that might be sought from us. However, based on these discussions and information currently available to us regarding Higher One and the predecessor bank, we currently do not believe that any penalties or customer restitution for which we may ultimately be responsible would have a material adverse effect on our business or financial condition.

We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.

Based on our current total assets and growth strategy, we do not anticipate our bank’s total assets to exceed $10 billion in the near future, however, our bank’s total assets ultimately could exceed that level. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the Consumer Financial Protection Bureau (“CFPB”) with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank’s total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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
During the three months ended March 31, 2015, the Bancorp did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

Customers Bancorp, Inc.

May 7, 2015	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

May 7, 2015	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

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