Form 10-Q
period 2015-06-30
Customers Bancorp, Inc.
filed 2015-08-07
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
On July 31, 2015, 26,871,745 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4.	Controls and Procedures	68

PART II

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

SIGNATURES		71

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$44,064	$62,746
Interest-earning deposits	347,525	308,277
Cash and cash equivalents	391,589	371,023
Investment securities available for sale, at fair value	373,953	416,685
Loans held for sale (includes $1,949,572 and $1,335,668, respectively, at fair value)	2,030,348	1,435,459
Loans receivable	4,524,825	4,312,173
Allowance for loan losses	(37,491)	(30,932)
Total loans receivable, net of allowance for loan losses	4,487,334	4,281,241
FHLB, Federal Reserve Bank, and other restricted stock	78,148	82,002
Accrued interest receivable	15,958	15,205
FDIC loss sharing receivable	—	2,320
Bank premises and equipment, net	11,453	10,810
Bank-owned life insurance	155,940	138,676
Other real estate owned	13,319	15,371
Goodwill and other intangibles	3,658	3,664
Other assets	55,943	52,914
Total assets	$7,617,643	$6,825,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$584,380	$546,436
Interest-bearing	4,892,777	3,986,102
Total deposits	5,477,157	4,532,538
FHLB advances	1,388,000	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Accrued interest payable and other liabilities	30,735	33,437
Total liabilities	7,094,142	6,382,225
Shareholders’ equity:
Preferred stock, $1.00 par value per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 2,300,000 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	55,569	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,402,005 and 27,277,789 shares issued as of June 30, 2015 and December 31, 2014; 26,871,745 and 26,745,529 shares outstanding as of June 30, 2015 and December 31, 2014	27,402	27,278
Additional paid in capital	359,455	355,822
Retained earnings	93,422	68,421
Accumulated other comprehensive loss, net	(4,114)	(122)
Treasury stock, at cost (530,260 shares as of June 30, 2015 and 532,260 shares as of December 31, 2014)	(8,233)	(8,254)
Total shareholders’ equity	523,501	443,145
Total liabilities and shareholders’ equity	$7,617,643	$6,825,370
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$42,801	$35,220	$85,894	$63,576
Loans held for sale	13,522	6,715	24,422	11,798
Investment securities	2,253	2,543	4,616	5,583
Other	1,107	614	3,469	1,011
Total interest income	59,683	45,092	118,401	81,968
Interest expense:
Deposits	8,145	5,727	15,671	11,142
Other borrowings	1,496	1,184	2,984	2,340
FHLB advances	1,799	1,141	3,488	1,637
Subordinated debt	1,685	110	3,370	126
Total interest expense	13,125	8,162	25,513	15,245
Net interest income	46,558	36,930	92,888	66,723
Provision for loan losses	9,335	2,886	12,299	7,253
Net interest income after provision for loan losses	37,223	34,044	80,589	59,470
Non-interest income:
Mortgage warehouse transactional fees	2,799	2,215	5,072	3,974
Bank-owned life insurance	1,169	836	2,230	1,670
Gain on sale of loans	827	572	2,058	571
Mortgage loans and banking income	287	1,554	438	1,963
Deposit fees	247	212	426	426
Gain (loss) on sale of investment securities	(69)	359	(69)	3,191
Other	1,133	1,163	1,971	2,425
Total non-interest income	6,393	6,911	12,126	14,220
Non-interest expense:
Salaries and employee benefits	14,448	11,591	28,400	20,942
Technology, communication and bank operations	2,838	2,305	5,369	4,470
Professional services	2,792	1,881	4,705	4,163
Occupancy	2,199	1,911	4,300	3,942
FDIC assessments, taxes, and regulatory fees	995	3,078	4,273	5,209
Advertising and promotion	429	428	776	843
Loan workout expense (income)	(13)	477	256	918
Other real estate owned expense (income)	(580)	890	304	1,242
Other	2,552	2,644	4,742	4,642
Total non-interest expense	25,660	25,205	53,125	46,371
Income before income tax expense	17,956	15,750	39,590	27,319
Income tax expense	6,400	5,517	14,082	8,945
Net income	11,556	10,233	25,508	18,374
Preferred stock dividend	507	—	507	—
Net income available to common shareholders	$11,049	$10,233	$25,001	$18,374
Basic earnings per common share	$0.41	$0.38	$0.93	$0.69
Diluted earnings per common share	0.39	0.37	0.88	0.66

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,556	$10,233	$25,508	$18,374
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period (1)	(5,423)	4,101	(4,964)	13,222
Income tax effect (1)	2,034	(1,435)	1,818	(4,628)
Less: reclassification adjustment for (gains) losses on securities included in net income	69	(359)	69	(3,191)
Income tax effect	(26)	125	(26)	1,117
Net unrealized gains (losses)	(3,346)	2,432	(3,103)	6,520
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	446	(1,621)	(1,500)	(957)
Income tax effect	(167)	567	611	335
Net unrealized gains (losses)	279	(1,054)	(889)	(622)
Other comprehensive income (loss), net of tax	(3,067)	1,378	(3,992)	5,898
Comprehensive income	$8,489	$11,611	$21,516	$24,272

(1)	Includes immaterial gains or losses on foreign currency items.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Six Months Ended June 30, 2015
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2015	—	$—	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	—	—	25,508	—	—	25,508
Other comprehensive loss	—	—	—	—	—	—	(3,992)	—	(3,992)
Issuance of preferred stock, net of offering costs	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividend	—	—	—	—	—	(507)	—	—	(507)
Share-based compensation expense	—	—	—	—	2,359	—	—	—	2,359
Issuance of common stock under share-based compensation arrangements	—	—	126,216	124	1,274	—	—	21	1,419
Balance, June 30, 2015	2,300,000	$55,569	26,871,745	$27,402	$359,455	$93,422	$(4,114)	$(8,233)	$523,501

	Six Months Ended June 30, 2014
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	—	$—	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income	—	—	—	—	—	18,374	—	—	18,374
Other comprehensive income	—	—	—	—	—	—	5,898	—	5,898
Stock dividend	—	—	2,429,375	2,429	43,364	(45,801)	—		(8)
Share-based compensation expense	—	—	—	—	2,034	—	—	—	2,034
Issuance of common stock under share-based compensation arrangements	—	—	75,834	77	742	—	—	—	819
Balance, June 30, 2014	—	$—	26,729,360	$27,262	$353,371	$43,581	$(2,220)	$(8,254)	$413,740
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$25,508	$18,374
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	12,299	7,253
Provision for depreciation and amortization	2,068	1,807
Share-based compensation	2,755	2,853
Deferred taxes	(3,476)	2,216
Net amortization of investment securities premiums and discounts	404	370
Loss (gain) on sale of investment securities	69	(3,191)
Gain on sale of mortgages and other loans	(2,094)	(2,424)
Origination of loans held for sale	(15,090,554)	(6,893,530)
Proceeds from the sale of loans held for sale	14,476,771	6,581,581
Increase in FDIC loss sharing receivable net of clawback liability	(1,924)	(1,972)
Amortization (accretion) of fair value discounts	632	(203)
Net loss on sales of other real estate owned	334	555
Valuation and other adjustments to other real estate owned	(308)	442
Earnings on investment in bank-owned life insurance	(2,230)	(1,670)
Decrease (increase) in accrued interest receivable and other assets	1,158	(5,064)
Decrease (increase) in accrued interest payable and other liabilities	(4,314)	6,500
Net Cash Used In Operating Activities	(582,902)	(286,103)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	43,872	22,055
Proceeds from sales of investment securities available for sale	492	213,249
Purchases of investment securities available for sale	(7,000)	(149,940)
Net increase in loans	(345,630)	(897,928)
Purchase of loan portfolios	—	(294,615)
Proceeds from sales of loans	148,916	5,967
Purchases of bank-owned life insurance	(15,000)	(465)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	3,854	(32,044)
Reimbursements from the FDIC on loss sharing agreements	503	1,477
Purchases of bank premises and equipment	(1,799)	(644)
Proceeds from sales of other real estate owned	4,431	5,281
Net Cash Used In Investing Activities	(167,361)	(1,127,607)
Cash Flows from Financing Activities
Net increase in deposits	944,632	730,954
Net (decrease) increase in short-term borrowed funds from the FHLB	(255,000)	382,000
Proceeds from long-term FHLB borrowings	25,000	200,000
Net proceeds from issuance of long-term debt	—	133,222
Net proceeds from issuance of preferred stock	55,569	—
Proceeds from issuance of common stock	628	—
Net Cash Provided by Financing Activities	770,829	1,446,176
Net Increase in Cash and Cash Equivalents	20,566	32,466
Cash and Cash Equivalents – Beginning	371,023	233,068
Cash and Cash Equivalents – Ending	$391,589	$265,534

	(continued)
Supplementary Cash Flows Information
Interest paid	$25,302	$15,084
Income taxes paid	17,387	11,038
Non-cash items:
Transfer of loans to other real estate owned	$2,405	$6,898
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS
Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (the “Bank”), collectively referred to as "Customers" herein. Customers Bancorp also has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties), Rye, New York (Westchester County), Hamilton, New Jersey (Mercer County), Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, and Manhattan, New York.  The Bank has 14 branches and provides commercial banking products, primarily loans and deposits. Customers Bank provides loan products to customers through its loan production offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
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
Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance in this ASU is intended to simplify presentation of debt issuance costs, and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2015. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance in this ASU is intended to amend the update, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update affect the following areas:

1.	Limited partnerships and similar legal entities.

2.	Evaluating fees paid to a decision maker or a service provider as a variable interest.

3.	The effect of fee arrangements on the primary beneficiary determination.

4.	The effect of related parties on the primary beneficiary determination.

5.	Certain investment funds.
The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. A reporting entity must apply the same method of transition as elected under ASU 2014-04. The adoption of this ASU in first quarter 2015 did not have a significant impact on Customers financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance in this ASU applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance in this ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing. The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The guidance in this ASU was effective in the second quarter 2015. The adoption of this ASU did not have a significant impact on Customers financial condition or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The guidance in this ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU was effective in first quarter 2015. The adoption of this ASU did not have a significant impact on Customers' financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU was effective for annual periods and interim reporting periods beginning after December 15, 2014. The adoption of this ASU in first quarter 2015 did not have a significant impact on Customers' financial condition or results of operations.

NOTE 3 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
(amounts in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities (2)	Unrealized Gain (Loss) on Cash Flow Hedge	Total
Beginning balance - April 1, 2015	$1,385	$(2,432)	$(1,047)
Other comprehensive income (loss) before reclassifications	(3,389)	279	(3,110)
Amounts reclassified from accumulated other comprehensive loss to net income (3)	43	—	43
Net current-period other comprehensive income (loss)	(3,346)	279	(3,067)
Ending balance - June 30, 2015	$(1,961)	$(2,153)	$(4,114)

	Six Months Ended June 30, 2015
(amounts in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities (2)	Unrealized Loss on Cash Flow Hedge	Total
Beginning balance - January 1, 2015	$1,142	$(1,264)	$(122)
Other comprehensive (loss) before reclassifications	(3,146)	(889)	(4,035)
Amounts reclassified from accumulated other comprehensive loss to net income (3)	43	—	43
Net current-period other comprehensive (loss)	(3,103)	(889)	(3,992)
Ending balance - June 30, 2015	$(1,961)	$(2,153)	$(4,114)

	Three Months Ended June 30, 2014
(amounts in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities (2)	Unrealized Gain (Loss) on Cash Flow Hedge	Total
Beginning balance - April 1, 2014	$(4,030)	$432	$(3,598)
Other comprehensive income (loss) before reclassifications	2,666	(1,054)	1,612
Amounts reclassified from accumulated other comprehensive loss to net income (3)	(234)	—	(234)
Net current-period other comprehensive income (loss)	2,432	(1,054)	1,378
Ending balance - June 30, 2014	$(1,598)	$(622)	$(2,220)

	Six Months Ended June 30, 2014
(amounts in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities (2)	Unrealized Loss on Cash Flow Hedge	Total
Beginning balance - January 1, 2014	$(8,118)	$—	$(8,118)
Other comprehensive income (loss) before reclassifications	8,594	(622)	7,972
Amounts reclassified from accumulated other comprehensive loss to net income (3)	(2,074)	—	(2,074)
Net current-period other comprehensive income (loss)	6,520	(622)	5,898
Ending balance - June 30, 2014	$(1,598)	$(622)	$(2,220)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Includes immaterial gains or losses on foreign currency items.

(3)	Reclassification amounts are reported as gain or loss on sale of investment securities on the Consolidated Statements of Income.

NOTE 4 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculation for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$11,049	$10,233	$25,001	$18,374
Weighted-average number of common shares outstanding - basic	26,839,799	26,724,499	26,808,766	26,705,620
Share-based compensation plans	1,509,521	997,012	1,405,578	924,398
Warrants	331,344	260,893	307,840	251,796
Weighted-average number of common shares - diluted	28,680,664	27,982,404	28,522,184	27,881,814
Basic earnings per common share	$0.41	$0.38	$0.93	$0.69
Diluted earnings per common share	0.39	0.37	$0.88	$0.66
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive securities:
Share-based compensation awards	12,383	118,386	12,383	86,786
Warrants	52,242	118,745	52,242	118,745
Total anti-dilutive securities	64,625	237,131	64,625	205,531
NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of June 30, 2015 and December 31, 2014 are summarized in the tables below:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$332,577	$2,127	$(3,349)	$331,355
Corporate notes	22,000	324	—	22,324
Equity securities (2)	22,514	—	(2,240)	20,274
	$377,091	$2,451	$(5,589)	$373,953

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$376,854	$2,805	$(2,348)	$377,311
Corporate notes	15,000	104	—	15,104
Equity securities (2)	23,074	1,197	(1)	24,270
	$414,928	$4,106	$(2,349)	$416,685

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.

The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$492	$25,359	$492	$213,249
Gross gains	$—	$359	$—	$3,191
Gross losses	(69)	—	(69)	—
Net gains (losses)	$(69)	$359	$(69)	$3,191
These gains and losses were determined using the specific identification method and were reported as gains/(losses) on sale of investment securities included in non-interest income.

The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2015
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	20,000	20,324
Due after ten years	2,000	2,000
Mortgage-backed securities	332,577	331,355
Total debt securities	$354,577	$353,679
Customers' investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$75,517	$(421)	$75,478	$(2,928)	$150,995	$(3,349)
Equity securities (2)	20,268	(2,239)	6	(1)	20,274	(2,240)
Total	$95,785	$(2,660)	$75,484	$(2,929)	$171,269	$(5,589)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$60,388	$(81)	$80,426	$(2,267)	140,814	$(2,348)
Equity securities (2)	—	—	5	(1)	5	(1)
Total	$60,388	$(81)	$80,431	$(2,268)	$140,819	$(2,349)

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.
At June 30, 2015, there were eight available-for-sale investment securities in the less-than-twelve-month category and twenty available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and would recover by way of increases in market price. The Company intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired as of June 30, 2015.
At June 30, 2015 and December 31, 2014, Customers Bank had pledged investment securities aggregating $336.0 million and $376.9 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,944,803	$1,332,019
Multi-family loans at lower of cost or fair value	80,776	99,791
Commercial loans held for sale	2,025,579	1,431,810
Consumer loans:
Residential mortgage loans at fair value	4,769	3,649
Loans held for sale	$2,030,348	$1,435,459

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
(amounts in thousands)
Commercial:
Multi-family	$2,236,757	$2,206,403
Commercial and industrial (including owner occupied commercial real estate)	913,898	770,220
Commercial real estate non-owner occupied	886,982	827,940
Construction	68,073	44,642
Total commercial loans	4,105,710	3,856,205
Consumer:
Residential real estate	265,469	285,003
Manufactured housing	119,786	126,731
Other	1,241	1,541
Total consumer loans	386,496	413,275
Total loans receivable not covered under FDIC loss sharing agreements	4,492,206	4,269,480

Commercial:
Multi-family	1,730	2,002
Commercial and industrial (including owner occupied commercial real estate)	6,585	2,543
Commercial real estate non-owner occupied	8,798	11,370
Construction	669	5,076
Total commercial loans	17,782	26,897
Consumer:
Residential real estate	11,186	12,392
Other	2,721	2,892
Total consumer loans	13,907	15,284
Total loans receivable covered under FDIC loss sharing agreements (1)	31,689	42,181
Total loans receivable	4,523,895	4,311,661
Deferred (fees) costs and unamortized premiums/(discounts), net	930	512
Allowance for loan losses	(37,491)	(30,932)
Loans receivable, net	$4,487,334	$4,281,241

(1)	Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements.

Non-Covered Loans
The following tables summarize non-covered loans by loan type and performance status as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,234,308	$2,449	$2,236,757
Commercial and industrial	—	—	—	1,919	648,548	1,747	652,214
Commercial real estate - owner occupied	—	—	—	1,597	244,941	15,146	261,684
Commercial real estate - non-owner occupied	—	—	—	663	876,512	9,807	886,982
Construction	—	—	—	—	68,073	—	68,073
Residential real estate	298	—	298	1,003	255,297	8,871	265,469
Manufactured housing (5)	3,080	2,637	5,717	2,664	107,579	3,826	119,786
Other consumer	1	—	1	—	1,055	185	1,241
Total	$3,379	$2,637	$6,016	$7,846	$4,436,313	$42,031	$4,492,206
	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,203,686	$2,717	$2,206,403
Commercial and industrial	366	—	366	2,257	542,667	2,102	547,392
Commercial real estate - owner occupied	—	—	—	2,342	211,453	16,033	229,828
Commercial real estate - non-owner occupied	—	—	—	1,108	816,114	10,718	827,940
Construction	—	—	—	—	44,483	159	44,642
Residential real estate	1,226	—	1,226	849	273,565	9,363	285,003
Manufactured housing (5)	6,324	4,388	10,712	931	111,072	4,016	126,731
Other consumer	—	—	—	—	1,333	208	1,541
Total	$7,916	$4,388	$12,304	$7,487	$4,204,373	$45,316	$4,269,480

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

Covered Loans
The following tables summarize covered loans by loan type and performance status as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased - Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$149	$—	$149	$—	$908	$146	$1,203
Commercial real estate owner occupied	—	—	—	55	5,327	—	5,382
Commercial real estate non-owner occupied	—	—	—	547	4,583	3,668	8,798
Construction	—	—	—	669	—	—	669
Multi-family	—	—	—	—	350	1,380	1,730
Residential real estate	—	—	—	1,297	9,287	602	11,186
Other consumer	65	—	65	142	2,476	38	2,721
Total	$214	$—	$214	$2,710	$22,931	$5,834	$31,689
	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$518	$—	$518	$256	$578	$1,191	$2,543
Commercial real estate owner occupied	—	—	—	172	5,734	—	5,906
Commercial real estate non-owner occupied	—	—	—	352	5,932	5,086	11,370
Construction	—	—	—	2,325	—	2,751	5,076
Multi-family	—	—	—	—	373	1,629	2,002
Residential real estate	—	—	—	1,006	10,782	604	12,392
Other consumer	147	—	147	135	2,570	40	2,892
Total	$665	$—	$665	$4,246	$25,969	$11,301	$42,181

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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
Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
Losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows on the covered loans are recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset is increased reflecting an estimated future collection from the FDIC, which is recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bank records a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance and a charge to the provision for loan losses. Increases in expected cash flows on covered loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing arrangements approaches expiration and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing arrangements for non-single family loans expires in third quarter 2015. The period to submit losses under the FDIC loss sharing arrangements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing arrangements occurs in third quarter 2020.

As part of the FDIC loss sharing arrangements, the Bank also assumed a liability ("Clawback Liability”) to be paid within 45 days subsequent to the maturity or termination of the loss sharing arrangements that is contingent upon actual losses incurred over the life of the arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to continued cash payments on the covered loans in excess of expectations, the Bank now anticipates that it will be required to pay the FDIC at the end of its loss sharing arrangements. Accordingly, a clawback liability of $2.4 million was recorded as of June 30, 2015, with a corresponding increase to the provision for loan losses recorded during second quarter 2015. To the extent actual losses on the covered loans are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered loans are more than the estimated losses, the clawback liability will decrease.

As of June 30, 2015, the Bank expected to collect $1.0 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability at $2.4 million. The net amount of $1.5 million is included in "Accrued interest payable and other liabilities" in the accompanying consolidated balance sheet.
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effect of the estimated clawback liability for the three months and six months ended June 30, 2015 and 2014.

	Allowance for Loan Losses Three Months Ended June 30,
(amounts in thousands)	2015	2014
Beginning balance	$33,566	$26,704
Provision for loan losses (1)	4,924	2,730
Charge-offs	(1,804)	(1,405)
Recoveries	805	157
Ending balance	$37,491	$28,186

	FDIC Loss Sharing Receivable/ Clawback Liability Three Months Ended June 30,
(amounts in thousands)	2015	2014
Beginning balance	$3,427	$8,272
Decreased estimated cash flows (2)	(4,411)	(156)
Other activity, net (a)	334	983
Cash receipts from FDIC	(805)	(180)
Ending balance	$(1,455)	$8,919

(1) Provision for loan losses	$4,924	$2,730
(2) Effect attributable to FDIC loss share arrangements	4,411	156
Net amount reported as provision for loan losses	$9,335	$2,886

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements

	Allowance for Loan Losses Six Months Ended June 30,
(amounts in thousands)	2015	2014
Beginning balance	$30,932	$23,998
Provision for loan losses (1)	8,559	5,631
Charge-offs	(2,948)	(1,941)
Recoveries	948	498
Ending balance	$37,491	$28,186

	FDIC Loss Sharing Receivable/ Clawback Liability Six Months Ended June 30,
(amounts in thousands)	2015	2014
Beginning balance	$2,320	$10,046
Decreased estimated cash flows (2)	(3,740)	(1,622)
Other activity, net (a)	468	1,972
Cash receipts from FDIC	(503)	(1,477)
Ending balance	$(1,455)	$8,919

(1) Provision for loan losses	$8,559	$5,631
(2) Effect attributable to FDIC loss share arrangements	3,740	1,622
Net amount reported as provision for loan losses	$12,299	$7,253

(a)	Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements

Loans Individually Evaluated for Impairment — Covered and Non-Covered
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of June 30, 2015 and December 31, 2014 and the average recorded investment and interest income recognized for the three and six months ended June 30, 2015 and 2014. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$7,321	$8,792	$—	$7,122	$439	$9,356	$604
Commercial real estate owner occupied	5,358	5,503	—	5,157	122	6,165	185
Commercial real estate non-owner occupied	7,070	7,070	—	6,805	246	8,135	374
Construction	669	1,938	—	1,497	—	1,773	—
Other consumer	50	50	—	35	—	30	—
Residential real estate	1,603	1,603	—	1,521	—	1,499	—
With an allowance recorded:
Commercial and industrial	14,895	15,243	8,138	10,686	96	7,735	101
Commercial real estate owner occupied	13	13	2	18	—	20	—
Commercial real estate non-owner occupied	759	759	204	1,072	7	1,177	7
Construction	—	—	—	—	—	—	—
Other consumer	93	93	35	73	—	87	—
Residential real estate	545	545	301	454	—	424	—
Total	$38,376	$41,609	$8,680	$34,440	$910	$36,401	$1,271

	December 31, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$14,600	$16,122	$—	$12,949	$97	$12,998	$377
Commercial real estate owner occupied	12,599	12,744	—	10,651	115	9,825	228
Commercial real estate non-owner occupied	5,602	5,602	—	8,110	46	7,481	108
Construction	2,325	2,325	—	2,325	—	2,476	—
Other consumer	21	21	—	44	19	29	19
Residential real estate	1,455	3,697	—	1,943	—	2,239	—
With an allowance recorded:
Commercial and industrial	1,923	1,923	857	1,246	8	1,653	14
Commercial real estate owner occupied	750	750	95	1,519	—	1,440	—
Commercial real estate non-owner occupied	571	571	170	1,157	1	1,097	1
Construction	—	—	—	1,561	—	1,418	—
Other consumer	114	114	32	59	2	60	4
Residential real estate	365	365	188	249	—	250	—
Total	$40,325	$44,234	$1,342	$41,813	$288	$40,966	$751
Troubled Debt Restructurings
At June 30, 2015 and December 31, 2014, there were $10.0 million and $5.0 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2015 and 2014. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
(amounts in thousands)
Three Months Ended June 30, 2015
Interest-rate reductions	$2,484	$2,528	$5,012
Total	$2,484	$2,528	$5,012
Six Months Ended June 30, 2015
Interest-rate reductions	$2,682	$2,735	$5,417
Total	$2,682	$2,735	$5,417
Three Months Ended June 30, 2014
Extended under forbearance	$167	$—	$167
Interest-rate reductions	—	176	176
Total	$167	$176	$343
Six Months Ended June 30, 2014
Extended under forbearance	$167	$—	$167
Interest-rate reductions	247	303	550
Total	$414	$303	$717
The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment during the three and six months ended June 30, 2015 and 2014.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Three Months Ended June 30, 2015
Commercial and industrial	—	$—	2	$608
Manufactured housing	75	2,484	31	1,709
Residential real estate	—	—	1	211
Total	75	$2,484	34	$2,528
Six Months Ended June 30, 2015
Commercial and industrial	—	$—	2	$608
Manufactured housing	75	2,484	33	1,916
Residential real estate	1	198	1	211
Total	76	$2,682	36	$2,735
Three Months Ended June 30, 2014
Manufactured housing	—	—	3	176
Other consumer	4	167	—	—
Total	4	$167	3	$176
Six Months Ended June 30, 2014
Manufactured housing	1	47	5	303
Residential real estate	3	200	—	—
Other consumer	4	167	—	—
Total	8	$414	5	$303
At June 30, 2015 and December 31, 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.

For the three and six months ended June 30, 2015 , the recorded investment of loans determined to be TDRs was $5.0 million and $5.4 million, respectively, both before and after restructuring. During the three month period ended June 30, 2015, thirty-one manufactured housing TDR loans defaulted with a recorded investment of $1.7 million, two commercial and industrial TDR loans defaulted with a recorded investment of $0.6 million, and one residential real estate TDR loan defaulted with a recorded investment of $0.2 million. During the six month period ended June 30, 2015, thirty-three manufactured housing TDR loans defaulted with a recorded investment of $1.9 million, two commercial and industrial TDR loans defaulted with a recorded investment of $0.6 million, and one residential real estate TDR loan defaulted with a recorded investment of $0.2 million.
Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were two specific allowances resulting from TDR modifications during the three and six months ended June 30, 2015, totaling $70 thousand for one commercial and industrial loan, and $20 thousand for one residential real estate loan. There were no specific allowances resulting from TDR modifications during the three and six months ended June 30, 2014.
Credit Quality Indicators
Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, residential real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic or on an “as needed” basis. Consumer, mortgage warehouse and manufactured housing loans are evaluated based on the payment activity of the loan and are not assigned internal risk ratings.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans.
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
“2” – Pass/Superior
Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position, are virtually immune to local economies in stable growing industries, and management is well respected and the company has ready access to public markets.
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
Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and nonperforming.

The following tables present the credit ratings of the non-covered loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,236,757	$638,293	$250,887	$881,058	$68,073	$263,633	$—	$—	$4,338,701
Special Mention	—	11,841	6,387	5,047	—	—	—	—	23,275
Substandard	—	2,080	4,410	877	—	1,836	—	—	9,203
Performing (1)	—	—	—	—	—	—	111,405	1,240	112,645
Non-performing (2)	—	—	—	—	—	—	8,381	1	8,382
Total	$2,236,757	$652,214	$261,684	$886,982	$68,073	$265,469	$119,786	$1,241	$4,492,206

	December 31, 2014
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,206,403	$530,468	$212,326	$824,279	$44,642	$283,240	$—	$—	$4,101,358
Special Mention	—	14,565	12,352	2,322	—	243	—	—	29,482
Substandard	—	2,359	5,150	1,339	—	1,520	—	—	10,368
Performing (1)	—	—	—	—	—	—	115,088	1,541	116,629
Non-performing (2)	—	—	—	—	—	—	11,643	—	11,643
Total	$2,206,403	$547,392	$229,828	$827,940	$44,642	$285,003	$126,731	$1,541	$4,269,480

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.
The following tables present the credit ratings of the covered loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Multi-family	Residential Real Estate	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$1,057	$4,636	$4,643	$—	$355	$9,488	$—	$20,179
Special Mention	—	691	3,287	—	—	—	—	3,978
Substandard	146	55	868	669	1,375	1,698	—	4,811
Performing (1)	—	—	—	—	—	—	2,514	2,514
Non-performing (2)	—	—	—	—	—	—	207	207
Total	$1,203	$5,382	$8,798	$669	$1,730	$11,186	$2,721	$31,689

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Multi-family	Residential Real Estate	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$1,322	$5,030	$4,959	$—	$373	$10,985	$—	$22,669
Special Mention	—	704	4,372	—	—	—	—	5,076
Substandard	1,221	172	2,039	5,076	1,629	1,407	—	11,544
Performing (1)	—	—	—	—	—	—	2,610	2,610
Non-performing (2)	—	—	—	—	—	—	282	282
Total	$2,543	$5,906	$11,370	$5,076	$2,002	$12,392	$2,892	$42,181

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

As of June 30, 2015, the Bank had $5.0 million of residential real estate held in other real estate owned. As of June 30, 2015, the Bank had initiated foreclosure proceedings on residential real estate securing outstanding loan balances of $0.1 million.
Allowance for loan losses
During the three months ended June 30, 2015, the Bank refined its methodology for estimating the general allowance for loan losses. Previously, the general allowance for the portion of the loan portfolio originated after December 31, 2009 ("Post 2009 loan portfolio") was based generally on qualitative factors due to insufficient historical loss data on the portfolio. During the three months ended June 30, 2015, the Bank began using objectively verifiable industry and peer loss data to estimate probable incurred losses as of the balance sheet date for the Post 2009 loan portfolio until sufficient internal loss history is available. The same methodology was also adopted for the portion of the loan portfolio originated on or before December 31, 2009 ("Legacy loan portfolio") that had no loss history over the past two years.
The changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

Three Months Ended June 30, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, April 1, 2015	$8,196	$6,747	$4,583	$9,738	$852	$2,995	$346	$109	$33,566
Charge-offs	—	(1,213)	(270)	—	(295)	(26)	—	—	(1,804)
Recoveries	—	58	1	—	172	572	—	2	805
Provision for loan losses	538	8,470	(663)	(3,428)	115	(86)	(30)	8	4,924
Ending Balance, June 30, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491
Six Months Ended June 30, 2015
Beginning Balance, January 1, 2015	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(1,234)	(343)	(245)	(1,064)	(26)	—	(36)	(2,948)
Recoveries	—	103	1	—	187	572	—	85	948
Provision for loan losses	241	10,409	(343)	(2,643)	674	211	54	(44)	8,559
Ending Balance, June 30, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491
Loans:
Individually evaluated for impairment	$—	$22,216	$5,371	$7,829	$669	$2,148	$—	$143	$38,376
Collectively evaluated for impairment	2,234,658	629,308	246,549	874,476	68,073	265,034	115,960	3,596	4,437,654
Loans acquired with credit deterioration	3,829	1,893	15,146	13,475	—	9,473	3,826	223	47,865
	$2,238,487	$653,417	$267,066	$895,780	$68,742	$276,655	$119,786	$3,962	$4,523,895
Allowance for loan losses:
Individually evaluated for impairment	$—	$8,138	$2	$204	$—	$301	$—	$35	$8,680
Collectively evaluated for impairment	8,734	5,580	1,058	3,707	844	1,876	95	31	21,925
Loans acquired with credit deterioration	—	344	2,591	2,399	—	1,278	221	53	6,886
Ending Balance, June 30, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491

Three Months Ended June 30, 2014	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, April 1, 2014	$6,220	$2,483	$2,770	$9,862	$2,342	$2,307	$593	$127	$26,704
Charge-offs	—	(445)	(200)	(712)	—	(15)	—	(33)	(1,405)
Recoveries	—	135	—	1	3	18	—	—	157
Provision for loan losses	985	1,168	256	909	(158)	(282)	(192)	44	2,730
Ending Balance, June 30, 2014	$7,205	$3,341	$2,826	$10,060	$2,187	$2,028	$401	$138	$28,186
Six Months Ended June 30, 2014
Beginning Balance, January 1, 2014	$4,227	$2,674	$2,517	$8,961	$2,385	$2,490	$614	$130	$23,998
Charge-offs	—	(445)	(254)	(906)	—	(303)	—	(33)	(1,941)
Recoveries	—	225	6	20	3	242	—	2	498
Provision for loan losses	2,978	887	557	1,985	(201)	(401)	(213)	39	5,631
Ending Balance, June 30, 2014	$7,205	$3,341	$2,826	$10,060	$2,187	$2,028	$401	$138	$28,186
As of December 31, 2014
Loans:
Individually evaluated for impairment	$—	$16,523	$13,349	$6,173	$2,325	$1,820	$—	$135	$40,325
Collectively evaluated for impairment	2,204,059	530,119	206,352	817,333	44,483	285,608	122,715	4,050	4,214,719
Loans acquired with credit deterioration	4,346	3,293	16,033	15,804	2,910	9,967	4,016	248	56,617
	$2,208,405	$549,935	$235,734	$839,310	$49,718	$297,395	$126,731	$4,433	$4,311,661
Allowance for loan losses:
Individually evaluated for impairment	$—	$856	$96	$170	$—	$188	$—	$32	$1,342
Collectively evaluated for impairment	8,493	3,766	1,756	6,580	424	1,436	92	28	22,575
Loans acquired with credit deterioration	—	162	2,484	2,448	623	1,074	170	54	7,015
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At June 30, 2015 and December 31, 2014, funds available for reimbursement, if necessary, were $1.6 million and $3.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.
The changes in accretable yield related to purchased-credit-impaired loans for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
(amounts in thousands)
Accretable yield balance, beginning of period	$15,424	$20,619
Accretion to interest income	(578)	(543)
Reclassification from nonaccretable difference and disposals, net	(544)	(385)
Accretable yield balance, end of period	$14,302	$19,691

	Six Months Ended June 30,
	2015	2014
(amounts in thousands)
Accretable yield balance, beginning of period	$17,606	$22,557
Accretion to interest income	(1,239)	(1,623)
Reclassification from nonaccretable difference and disposals, net	(2,065)	(1,243)
Accretable yield balance, end of period	$14,302	$19,691

NOTE 8 - SHAREHOLDERS’ EQUITY

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $25.00 per share.

Customers Bancorp will pay dividends on the Series C Preferred Stock only when, as, and if declared by the board of directors or a duly authorized committee of the board and to the extent that it has lawfully available funds to pay dividends. Dividends on the Series C Preferred Stock will accrue and be payable quarterly in arrears, on the 15th day of March, June, September, and December of each year, commencing on September 15, 2015, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum.

Dividends on the Series C Preferred Stock will not be cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C Preferred Stock for any future dividend period.

The Series C Preferred Stock has no stated maturity, is not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020 or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C Preferred Stock is subject to prior approval of the Board of Governors of the Federal Reserve System. The Series C Preferred Stock qualifies as Tier 1 capital under regulatory capital guidelines.

Except in limited circumstances, the Series C Preferred Stock does not have any voting rights.
NOTE 9 — SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2015.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(amounts in thousands, except Weighted-average exercise price)
Outstanding at January 1, 2015	3,168,067	$12.61
Granted	600	26.89
Exercised	(31,168)	10.53		$455
Forfeited	—	—
Outstanding at June 30, 2015	3,137,499	$12.63	6.73	$44,744
Exercisable at June 30, 2015	586,858	$8.95	4.75	$10,533

Cash received from the exercise of options during the six months ended June 30, 2015 was $0.3 million with a related tax benefit of $0.2 million.
Restricted Stock Units
There were 158,581 restricted stock units granted during the six months ended June 30, 2015. Of the aggregate restricted stock units granted, 84,392 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting with one third of the amount vesting annually or a three-year cliff vesting. The following table summarizes restricted stock unit activity for the six months ended June 30, 2015.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at January 1, 2015	788,971	$13.00
Granted	158,581	19.67
Vested	(65,166)	12.01
Forfeited	(2,339)	14.99
Outstanding and unvested at June 30, 2015	880,047	$14.27
Total share-based compensation expense for the three months ended June 30, 2015 and 2014 was $1.2 million and $1.1 million, respectively. Total share-based compensation expense for the six months ended June 30, 2015 and 2014 was $2.4 million and $2.0 million, respectively.
Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. During the six months ended June 30, 2015, Customers Bancorp issued 16,312 shares of voting common stock with a fair value of $0.4 million to directors as compensation for their services during the first six months of 2015. The fair values were determined based on the opening price of the common stock on the day the shares were issued.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At June 30, 2015 and December 31, 2014, the Bank and Bancorp met all capital adequacy requirements to which they were subject.
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
To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Common equity Tier 1 (to risk weighted assets)
Customers Bancorp, Inc.	$467,017	7.92%	$265,347	4.5%	N/A	N/A
Customers Bank	$536,100	9.13%	$264,123	4.5%	$381,511	6.5%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$659,247	11.18%	$471,728	8.0%	N/A	N/A
Customers Bank	$683,591	11.65%	$469,552	8.0%	$586,940	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$522,586	8.86%	$353,796	6.0%	N/A	N/A
Customers Bank	$536,100	9.13%	$352,164	6.0%	$469,552	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$522,586	7.36%	$284,164	4.0%	N/A	N/A
Customers Bank	$536,100	7.57%	$283,106	4.0%	$353,883	5.0%
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

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
NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.
In accordance with ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Customers' various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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
The fair value guidance also establishes a fair value hierarchy and describes the following three levels used to classify fair value measurements.
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2015 and December 31, 2014:
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
Loans held for sale - Residential mortgage loans:
The Bank generally estimates the fair values of residential mortgage loans held for sale based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - Mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 18 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Loans held for sale – Multi-family loans:
The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third-party investors, recent sale transactions within the secondary markets for loans with similar characteristics, or non-binding indicative bids from brokers. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans receivable, net of allowance for loan losses:
The fair values of loans held for investment are estimated using discounted cash flow analysis, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Impaired loans:
Impaired loans are those that are accounted for under ASC 450, Contingencies, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
FDIC loss sharing receivable, net of clawback liability:
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
Beginning in second quarter 2015, the Bank estimated a clawback liability payable to the FDIC upon final maturity of the loss sharing arrangements in 2020. This amount was estimated based on forecasted losses to be incurred over the life of the loss sharing arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions. The clawback liability is presented net of the FDIC loss sharing receivable and is included as a Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurement.
Other real estate owned:
The fair value of OREO is determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs). All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice. Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Derivatives (Assets and Liabilities):
The fair values of interest rate swaps and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bank and its counterparties. These assets and liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bank uses commitments on hand from third party investors to estimate an exit price, and adjusts for the probability of the commitment being exercised based on the Bank’s internal experience (i.e., pull-through rate). These assets and liabilities are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Off-balance-sheet financial instruments:

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts
The following information should not be interpreted as an estimate of the fair value of the entire Customers since a fair value calculation is only provided for a limited portion of the Customers' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between the Customer’s disclosures and those of other companies may not be meaningful.

The estimated fair values of Customers' financial instruments were as follows at June 30, 2015 and December 31, 2014.

			Fair Value Measurements at June 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$391,589	$391,589	$391,589	$—	$—
Investment securities, available for sale	373,953	373,953	20,274	353,679	—
Loans held for sale	2,030,348	2,030,954	—	1,949,572	81,382
Loans receivable, net of allowance for loan losses	4,487,334	4,489,039	—	—	4,489,039
FHLB, Federal Reserve Bank and other restricted stock	78,148	78,148	—	78,148	—
Derivatives	6,768	6,768	—	6,697	71
Liabilities:
Deposits	$5,477,157	$5,488,758	$3,215,694	$2,273,064	$—
FHLB advances	1,388,000	1,390,872	1,018,153	372,719	—
Other borrowings	88,250	93,560	68,310	25,250	—
Subordinated debt	110,000	113,025	—	113,025	—
FDIC clawback liability, net of FDIC receivable	1,455	1,455	—	—	1,455
Derivatives	10,234	10,234	—	10,234	—

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$371,023	$371,023	$371,023	$—	$—
Investment securities, available for sale	416,685	416,685	24,270	392,415	—
Loans held for sale	1,435,459	1,436,460	—	1,335,668	100,792
Loans receivable, net of allowance for loan losses	4,281,241	4,285,537	—	—	4,285,537
FHLB, Federal Reserve Bank and other stock	82,002	82,002	—	82,002	—
FDIC loss sharing receivable	2,320	2,320	—	—	2,320
Derivatives	7,552	7,552	—	7,509	43
Liabilities:
Deposits	$4,532,538	$4,540,507	$2,820,875	$1,719,632	$—
FHLB advances	1,618,000	1,619,858	1,298,000	321,858	—
Other borrowings	88,250	92,069	66,944	25,125	—
Subordinated debt	110,000	111,925	—	111,925	—
Derivatives	9,716	9,716	—	9,716	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$331,355	$—	$331,355
Corporate notes	—	22,324	—	22,324
Equity securities	20,274	—	—	20,274
Derivatives (1)	—	6,697	71	6,768
Loans held for sale – fair value option	—	1,949,572	—	1,949,572
Total assets - recurring fair value measurements	$20,274	$2,309,948	$71	$2,330,293
Liabilities
Derivatives (2)	$—	$10,234	$—	$10,234
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $8,680	$—	$—	$7,625	$7,625
Other real estate owned	—	—	4,597	4,597
Total assets - nonrecurring fair value measurements	$—	$—	$12,222	$12,222

	December 31, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014 are summarized as follows.

	Three Months Ended June 30,
	2015	2014
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at April 1	$87	$103
Issuances	71	54
Settlements	(87)	(103)
Balance at June 30	$71	$54

	Six Months Ended June 30,
	2015	2014
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1	$43	$240
Issuances	158	157
Settlements	(130)	(343)
Balance at June 30	$71	$54

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and six months ended June 30, 2015 and 2014.
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2015 and December 31, 2014 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$7,625	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	4,597	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	71	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$2,380	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	9,149	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	43	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not discount appraisals.

(2)	Fair value is adjusted for costs to sell.

(3)	Presented as a percentage of the value determined by appraisal.

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Customers' derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers' known or expected cash receipts and its known or expected cash payments principally related to certain fixed-rate borrowings. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers' interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Customers' objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest-rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest-rate-risk management strategy. Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and six months ended June 30, 2015 and 2014, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $0.5 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At June 30, 2015 and December 31, 2014, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan to a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Since the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At June 30, 2015, Customers had 48 interest rate swaps with an aggregate notional amount of $297.0 million related to this program. At December 31, 2014, Customers had 44 interest rate swaps with an aggregate notional amount of $251.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At June 30, 2015 and December 31, 2014, Customers had an outstanding notional balance of residential mortgage loan commitments of $4.3 million and $3.8 million, respectively.
Customers also purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At June 30, 2015 and December 31, 2014, Customers had an outstanding notional balance of credit derivatives of $18.4 million and $13.4 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Customers' derivative financial instruments as well as their classification on the balance sheet as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$3,445
Total		$—		$3,445
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$6,556	Other liabilities	$6,789
Credit contracts	Other assets	141	Other liabilities	—
Residential mortgage loan commitments	Other assets	71	Other liabilities	—
Total		$6,768		$6,789

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$1,945
Total		$—		$1,945
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$7,332	Other liabilities	$7,771
Credit contracts	Other assets	177	Other liabilities	—
Residential mortgage loan commitments	Other assets	43	Other liabilities	—
Total		$7,552		$7,771

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of the Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$588
Credit contracts	Other non-interest income	(66)
Residential mortgage loan commitments	Mortgage loan and banking income	(17)
Total		$505

	Three Months Ended June 30, 2014
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$118
Credit contracts	Other non-interest income	14
Residential mortgage loan commitments	Mortgage loan and banking income	(49)
Total		$83

	Six Months Ended June 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$710
Credit contracts	Other non-interest income	(36)
Residential mortgage loan commitments	Mortgage loan and banking income	28
Total		$702

	Six Months Ended June 30, 2014
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$638
Credit contracts	Other non-interest income	(135)
Residential mortgage loan commitments	Mortgage loan and banking income	(186)
Total		$317

	Three Months Ended June 30, 2015
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$279	Interest expense	$—

	Three Months Ended June 30, 2014
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(1,054)	Interest expense	$—

(1)	Net of taxes

	Six Months Ended June 30, 2015
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(889)	Interest expense	$—

	Six Months Ended June 30, 2014
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(622)	Interest expense	$—
Credit-risk-related Contingent Features
By entering into derivative contracts, Customers is exposed to credit risk. The credit risk associated with derivatives executed with customers is the same as that involved in extending the related loans and is subject to the same standard credit policies. To mitigate the credit-risk exposure to major derivative dealer counterparties, Customers only enters into agreements with those counterparties that maintain credit ratings of high quality.
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of June 30, 2015, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $10.5 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at June 30, 2015 had posted $11.2 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
Disclosures about Offsetting Assets and Liabilities
The following tables present derivative instruments that are subject to enforceable master netting arrangements. Customers' interest rate swaps with institutional counterparties are subject to master netting arrangements and are included in the table below. Interest rate swaps with commercial banking customers and residential mortgage loan commitments are not subject to master netting arrangements and are excluded from the table below. Customers has not made a policy election to offset its derivative positions.
Offsetting of Financial Assets and Derivative Assets
At June 30, 2015

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$18	$—	$18	$18	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
At June 30, 2015

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$10,220	$—	$10,220	$18	$10,202	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2014

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$192	$—	$192	$192	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2014

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,703	$—	$9,703	$192	$9,511	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto as well as other written or oral communications made from time to time by Customers may contain certain forward-looking information within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” “anticipates,” “strategies” or the negative thereof or comparable terminology, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based on various assumptions that may not prove to be correct. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of Customers. Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this report and attachments hereto. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents referred to, the dates of those documents. Customers undertakes no obligation to release publicly or otherwise provide any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers financial condition and results of operations as of and for the three and six months ended June 30, 2015. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2014 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended June 30, 2015.
Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Second Quarter Events of Note
On July 22, 2015, Customers detected potentially fraudulent activity by one of its Pennsylvania based commercial customers. Customers immediately commenced an internal investigation and review of the Bank's loan portfolio. As a result of the investigation, Customers determined that the potentially fraudulent activity is isolated to one loan and Customers prudently reserved against the credit while continuing to investigate the matter and aggressively pursue all collection efforts. While Customers had internal controls in place to detect fraudulent activity of this nature, Customers has taken steps to enhance its internal controls to reduce the possibility that a potential fraud of this nature could occur in the future. This matter has resulted in an increase in the provision for loan losses of $6.0 million for second quarter 2015 and a decrease in GAAP net income available to common shareholders of $3.9 million, or $0.13 per diluted share. Because this amount has a material effect on net income and we believe is isolated to one loan and not indicative of future financial performance, Customers believes it is useful to disclose key financial information excluding this one-time event. Excluding the effect of the $6.0 million specific allowance related to this one loan, Customers' non-GAAP core earnings for second quarter 2015 was $14.9 million, or $0.52 per diluted share. The return on average assets and average equity for second quarter 2015 also would have been 0.87% and 12.46%, respectively. Reconciliations of GAAP net income available to common shareholders to core earnings and certain GAAP to non-GAAP financial metrics is presented in "Results of Operations."
Despite the potentially fraudulent activity described above, Customers' asset quality at June 30, 2015 remained strong, with non-performing loans of $10.6 million, or 0.16%, of total loans of $6.6 billion, compared to $11.7 million, or 0.20%, of total loans at December 31, 2014. Additionally, Customers achieved significant organic loan and deposit growth as loan balances increased $0.5 billion, or 7.5%, and deposits grew $0.6 billion during second quarter 2015. Total assets were $7.6 billion at June 30, 2015, up from $7.1 billion at March 31, 2015 and $6.8 billion at December 31, 2014. Customers also raised $55.6 million of Tier 1 capital through the issuance of non-cumulative perpetual preferred stock in second quarter 2015 and capital ratios exceeded levels established for “well-capitalized” banks and bank holding companies at June 30, 2015.
Results of Operations
Second Quarter 2015 Compared to Second Quarter 2014
GAAP net income available to common shareholders increased $0.8 million, or 8.0%, to $11.0 million for the three months ended June 30, 2015, compared to $10.2 million for the three months ended June 30, 2014. The increased net income resulted from increased net interest income of $9.6 million, largely reflecting the loan portfolio growth of the past year, offset by increased provision expense of $6.4 million, decreased non-interest income of $0.5 million, increased non-interest expense of $0.5 million, increased income tax expense of $0.9 million, and the accrual of preferred stock dividends of $0.5 million.
Net interest income increased $9.6 million, or 26.1%, for the three months ended June 30, 2015 to $46.6 million, compared to $36.9 million for the three months ended June 30, 2014. This increase resulted principally from an increase in average loan balances (loans plus loans held for sale) of $1.8 billion, offset in part by a slightly more narrow net interest margin.
The provision for loan losses increased by $6.4 million to $9.3 million for the three months ended June 30, 2015, compared to $2.9 million for the same period in 2014. The second quarter 2015 provision for loan losses of $9.3 million includes $6.0 million for an isolated case of potentially fraudulent activity related to one loan described under the heading "Second Quarter Events of Note," a $1.3 million increase for second quarter growth in the loan portfolio, and $4.4 million predominantly for increases in amounts estimated to be paid to the FDIC related to the assisted transactions completed in 2010 for the clawback liability (defined in Note 7 to the accompanying consolidated financial statements) and reimbursement to the FDIC of collections of previously charged-off loans, offset in part by a $2.4 million provision release primarily resulting from Customers' low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates.
Non-interest income decreased $0.5 million during the three months ended June 30, 2015 to $6.4 million, compared to $6.9 million for the three months ended June 30, 2014. The decrease in second quarter 2015 was primarily attributable to a $1.3 million decrease in mortgage loan and banking income, due to gains realized on the sale of residential mortgage loans in second quarter 2014, and gains realized from sales of investment securities in second quarter 2014 of $0.4 million, partially offset by an increase in mortgage warehouse transactional fees of $0.6 million, due to higher volumes of activity, increased gains realized from SBA loan sales in second quarter 2015 of $0.3 million, and increased earnings on Bank-owned life insurance of $0.3 million due to higher levels of investment.
Non-interest expense increased $0.5 million during the three months ended June 30, 2015 to $25.7 million, compared to $25.2 million during the three months ended June 30, 2014 primarily as a result of the $1.8 billion growth in Customers' loan portfolio, requiring increased staffing for loan origination and administrative support of approximately $2.9 million and increased occupancy, technology and professional services expenses of $1.7 million. These increases were offset in part by a $2.1 million decrease in FDIC assessments, taxes, and regulatory fees primarily driven by an adjustment of $2.3 million that reduced Pennsylvania shares taxes and a decrease of $2.0 million in loan workout and real estate owned expenses as workout costs are decreasing driven by declining problem loans, recoveries of past expenses, recoveries on real estate owned sales, and current valuations on real estate owned.
Income tax expense increased $0.9 million in the three months ended June 30, 2015 to $6.4 million, compared to $5.5 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $2.2 million in second quarter 2015.

Preferred stock dividends increased $0.5 million in second quarter 2015 due to the accrual of dividends on Customers' newly issued Series C Preferred Stock on May 18, 2015.
Non-GAAP core earnings were $14.9 million for the three months ended June 30, 2015, compared to $10.2 million for the three months ended June 30, 2014, an increase of $4.7 million, or 46%. The adjustment required to reconcile from GAAP net income available to common shareholders to Customers' core earnings is related to the one-time specific allowance of $6.0 million recorded in second quarter 2015 for an isolated case of potentially fraudulent activity on one loan. An adjustment is made to exclude this item because it is an isolated one-time occurrence that Customers believes is not indicative of future operating results and does not reflect the trends and expected performance of Customers' existing loan portfolio. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Customer's disclosure of this non-GAAP financial measure is not intended to replace GAAP but, rather, to supplement it.
Reconciliations of GAAP net income available to common shareholders to core earnings and certain GAAP to non-GAAP financial metrics for the second quarter 2015 are presented in the following tables:

Reconciliation of GAAP Net Income to Core Earnings
(amounts in thousands)	Three Months Ended June 30, 2015
	Net Income	Diluted EPS

GAAP net income available to common shareholders	$11,049	$0.39
After-tax effect of the $6.0 million specific allowance	3,870	0.13
Core Earnings	$14,919	$0.52

Weighted average shares		28,681

Reconciliation of GAAP to Non-GAAP Financial Metrics
(amounts in thousands)	Three Months Ended June 30, 2015
	GAAP Amounts	Reconciling Item	Non-GAAP Amounts
Net Income	$11,556	$3,870	$15,426
Average Assets	7,110,199	43	7,110,242
Average Equity	496,557	43	496,600

Return on Average Assets	0.65%	0.22%	0.87%
Return on Average Equity	9.33%	3.13%	12.46%

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$290,241	$186	0.26%	$211,438	$133	0.25%
Investment securities, taxable (A)	384,324	2,253	2.34	448,059	2,543	2.27
Loans held for sale	1,692,622	13,522	3.20	776,919	6,715	3.47
Loans (B)	4,404,304	42,801	3.90	3,544,859	35,220	3.98
Other interest-earning assets	77,822	921	4.75	64,063	481	3.01
Total interest earning assets	6,849,313	59,683	3.49%	5,045,338	45,092	3.58%
Non-interest earning assets	260,886			202,651
Total assets	$7,110,199			$5,247,989
Liabilities
Interest checking	$128,537	164	0.51%	$59,619	76	0.51%
Money market	2,319,306	3,057	0.53	1,641,332	2,517	0.62
Other savings	36,160	26	0.29	45,289	50	0.44
Certificates of deposit	1,915,161	4,898	1.03	1,319,357	3,084	0.94
Total interest bearing deposits	4,399,164	8,145	0.74	3,065,597	5,727	0.75
Borrowings	1,511,481	4,980	1.32	1,171,766	2,435	0.83
Total interest-bearing liabilities	5,910,645	13,125	0.89	4,237,363	8,162	0.77
Non-interest-bearing deposits	669,411			585,370
Total deposits & borrowings	6,580,056		0.80	4,822,733		0.68
Other non-interest bearing liabilities	33,586			16,622
Total liabilities	6,613,642			4,839,355
Shareholders’ Equity	496,557			408,634
Total liabilities and shareholders’ equity	$7,110,199			$5,247,989
Net interest earnings		46,558			36,930
Tax-equivalent adjustment (C)		107			96
Net interest earnings		$46,665			$37,026
Interest spread			2.69%			2.91%
Net interest margin			2.73%			2.93%
Net interest margin tax equivalent (C)			2.73%			2.94%

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

	Three Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$2	$51	$53
Investment securities	79	(369)	(290)
Loans held for sale	(534)	7,341	6,807
Loans	(767)	8,348	7,581
Other interest-earning assets	320	120	440
Total interest income	(900)	15,491	14,591
Interest expense:
Interest checking	—	88	88
Money market deposit accounts	(391)	931	540
Savings	(15)	(9)	(24)
Certificates of deposit	314	1,500	1,814
Total interest bearing deposits	(92)	2,510	2,418
Borrowings	1,703	842	2,545
Total interest expense	1,611	3,352	4,963
Net interest income	$(2,511)	$12,139	$9,628
Net interest income for the three months ended June 30, 2015 was $46.6 million, an increase of $9.6 million, or 26.1%, when compared to net interest income of $36.9 million for the three months ended June 30, 2014. This net increase was primarily the result of an increase of $915.7 million in the average balance of "Loans held for sale" and an increase of $859.4 million in the average balance of "Loans." Within “Loans,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$436.1 million increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$535.5 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio and commercial real estate loans.
These particular increases in loan volume were the result of concentrated efforts by Customers' lending teams to execute an organic growth strategy.
Average interest-bearing deposits for the three months ended June 30, 2015 increased by $1.3 billion when compared to average interest-bearing deposits for the three months ended June 30, 2014. Interest expense on total interest-bearing deposits increased $2.4 million in second quarter 2015 compared to second quarter 2014. This increase resulted from increased deposit volume as the average rate on interest-bearing deposits decreased 1 basis point for the second quarter 2015.
Borrowings also had a significant effect on net interest income due to a 49 basis-point increase in the average rate primarily due to the issuance in June 2014 of $110.0 million of subordinated debt bearing an interest rate of 6.125% and $25.0 million of senior debt with an interest rate of 4.625%. In addition, there was an increase in average FHLB borrowings of $223.8 million accompanied by a 13 basis-point increase in the related average rate.

Customers’ net interest margin (tax equivalent) decreased 21 basis point to 2.73% for the three months ended June 30, 2015 when compared to the net interest margin (tax equivalent) of 2.94% for the same period in 2014. The decrease was primarily the result of the $110.0 million and $25.0 million debt issuances in June 2014. Higher volumes on the lower-yielding mortgage warehouse held for sale portfolio also contributed to the decrease in net interest margin.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At June 30, 2015, approximately $31.7 million, or 0.5% of the loan portfolio including loans held for sale, was covered under loss sharing agreements with the FDIC. Decreases in the estimated cash flows on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses on the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expires in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a liability ("Clawback Liability”) to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to continued cash payments on the covered loans in excess of expectations, the Bank now anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. Accordingly, a clawback liability of $2.4 million was recorded as of June 30, 2015, with a corresponding increase to the provision for loan losses. To the extent actual losses on the covered loans are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered loans are more than the estimated losses, the clawback liability will decrease.
The provision for loan losses increased by $6.4 million to $9.3 million for the three months ended June 30, 2015, compared to $2.9 million for the same period in 2014. The second quarter 2015 provision for loan losses of $9.3 million includes $6.0 million for an isolated case of potentially fraudulent activity related to one loan as discussed under the heading "Second Quarter Events of Note," a $1.3 million increase for second quarter growth in the loan portfolio, and $4.4 million predominantly for increases in amounts estimated to be paid to the FDIC related to the assisted transactions completed in 2010 for the clawback liability and reimbursement to the FDIC of collections of previously charged-off loans, offset in part by a $2.4 million provision release primarily resulting from Customers' low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
(amounts in thousands)
Mortgage warehouse transactional fees	$2,799	$2,215
Bank-owned life insurance	1,169	836
Gain on sale of loans	827	572
Mortgage loans and banking income	287	1,554
Deposit fees	247	212
Gain (loss) on sale of investment securities	(69)	359
Other	1,133	1,163
Total non-interest income	$6,393	$6,911

Non-interest income decreased $0.5 million during the three months ended June 30, 2015 to $6.4 million, compared to $6.9 million for the three months ended June 30, 2014. The decrease in second quarter 2015 was primarily attributable to lower mortgage loan and banking income of $1.3 million as a result of mortgage loan sales in second quarter 2014 and gains realized from the sale of investment securities in second quarter 2014 of $0.4 million. Partially offsetting these decreases were increases realized from the sales of SBA loans in second quarter 2015 of $0.3 million, increased mortgage warehouse transactional fees of $0.6 million due to an increased volume of warehouse transactions, and an increase of $0.3 million in bank-owned life insurance as a result of additional investments made since second quarter 2014.
Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
(amounts in thousands)
Salaries and employee benefits	$14,448	$11,591
Technology, communication and bank operations	2,838	2,305
Professional services	2,792	1,881
Occupancy	2,199	1,911
FDIC assessments, taxes, and regulatory fees	995	3,078
Advertising and promotion	429	428
Loan workout expense (income)	(13)	477
Other real estate owned expense (income)	(580)	890
Other	2,552	2,644
Total non-interest expense	$25,660	$25,205
Non-interest expense was $25.7 million for the three months ended June 30, 2015, an increase of $0.5 million from non-interest expense of $25.2 million for the three months ended June 30, 2014.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $2.9 million, or 24.6%, to $14.4 million for the three months ended June 30, 2015. The primary reason for this increase was an increase in the number of employees to 491 full-time equivalents at June 30, 2015 from 402 full-time equivalents at June 30, 2014. This was directly related to the need for additional employees to support our organic growth. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios.
Technology, communication and bank operations increased by $0.5 million, or 23.1%, to $2.8 million for the three months ended June 30, 2015 from $2.3 million for the three months ended June 30, 2014. This increase was primarily attributable to costs incurred for BankMobile and other technology related expenses driven by the organic growth of the Bank.
Professional services expense increased by $0.9 million, or 48.4%, to $2.8 million for the three months ended June 30, 2015 from $1.9 million for the three months ended June 30, 2014. This increase was primarily attributable to costs incurred for BankMobile and other professional service expenses driven by the organic growth of the Bank.
Occupancy expense increased by $0.3 million, or 15.1%, to $2.2 million for the three months ended June 30, 2015 from $1.9 million for the three months ended June 30, 2014. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.
FDIC assessments, taxes and regulatory fees decreased by $2.1 million, or 67.7%, to $1.0 million for the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014. The primary reason for this decrease was an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million.
Loan workout expense (income) decreased by $0.5 million, or 102.7%, to income of $13.0 thousand for the three months ended June 30, 2015 from expense of $0.5 million for the three months ended June 30, 2014. This decrease was attributable to lower workout costs due to reduced levels of non-performing loans and recoveries of prior expenses incurred on two resolved loans during second quarter 2015.

Other real estate owned expense (income) decreased by $1.5 million, or 165.2%, to income of $0.6 million for the three months ended June 30, 2015 from expense of $0.9 million for the three months ended June 30, 2014. This decrease was primarily attributable to net gains realized from the sale of properties in second quarter 2015 compared to net losses in second quarter 2014, and increases in current period appraisal valuations on foreclosed properties.
Income Taxes
Income tax expense increased $0.9 million in the three months ended June 30, 2015 to $6.4 million, compared to $5.5 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $2.2 million in second quarter 2015.

Six months ended June 30, 2015 Compared to Six months ended June 30, 2014
GAAP net income available to common shareholders increased $6.6 million, or 36.1%, to $25.0 million for the six months ended June 30, 2015, compared to $18.4 million for the six months ended June 30, 2014. The increased net income resulted from increased net interest income of $26.2 million, largely reflecting the loan portfolio growth of the past year, offset in part by increased provision for loan losses of $5.0 million, decreased non-interest income of $2.1 million, increased non-interest expense of $6.8 million, increased income tax expense of $5.1 million, and the accrual of preferred stock dividends of $0.5 million.
Net interest income increased $26.2 million, or 39.2%, for the six months ended June 30, 2015 to $92.9 million, compared to $66.7 million for the six months ended June 30, 2014. This increase resulted principally from an increase in average loan balances (loans plus loans held for sale) of $2.0 billion offset in part by a slightly more narrow net interest margin.
The provision for loan losses increased by $5.0 million to $12.3 million for the six months ended June 30, 2015, compared to $7.3 million for the same period in 2014. The provision for loan losses of $12.3 million includes $6.0 million for an isolated case of potentially fraudulent activity related to one loan as discussed under "Second Quarter Events of Note," a $2.2 million increase for growth and change in mix of the held for investment loan portfolio, $2.0 million for decreased valuation estimates on property collateralizing impaired loans, $0.8 million for increased loss estimates on purchased credit impaired loans, and $3.7 million predominantly for increases in amounts estimated to be paid to the FDIC related to the assisted transactions completed in 2010 for the clawback liability and reimbursement to the FDIC of collections of previously charged-off loans, offset in part by a $2.4 million provision release primarily resulting from Customers' low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates.
Non-interest income decreased $2.1 million during the six months ended June 30, 2015 to $12.1 million, compared to $14.2 million for the six months ended June 30, 2014. The decrease in the six months ended June 30, 2015 was primarily attributable to gains realized from sales of investment securities of $3.2 million and higher mortgage loan and banking income of $1.5 million related to the gain on sale of residential mortgage loans during the six months ended June 30, 2014, partially offset by increased mortgage warehouse transactional fees of $1.1 million and increased gains realized from sales of multi-family and SBA loans of $1.5 million during the six months ended June 30, 2015.
Non-interest expense increased $6.8 million during the six months ended June 30, 2015 to $53.1 million, compared to $46.4 million during the six months ended June 30, 2014 primarily as a result of the $2.0 billion growth in average loan balances (loans plus loans held for sale) during the period, requiring increased staffing for loan origination and administrative support of approximately $7.5 million and increased occupancy, technology and professional services expenses of $1.8 million. These increases were offset partially by a $0.9 million decrease in FDIC assessments, taxes, and regulatory fees primarily due to an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million and a decrease of $1.6 million in loan workout and real estate owned expenses as workout costs are decreasing driven by declining problem loans, recoveries of past expenses, recoveries on real estate owned sales, and current valuations on real estate owned.
Income tax expense increased $5.1 million in the six months ended June 30, 2015 to $14.1 million, compared to $8.9 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $12.3 million in the first six months of 2015.
Preferred stock dividends increased $0.5 million in the six months ended June 30, 2015 due to the accrual of dividends on Customers' newly issued Series C Preferred Stock on May 18, 2015.

Non-GAAP core earnings were $28.9 million during the six months ended June 30, 2015, compared to $18.4 million for the six months ended June 30, 2014, an increase of $10.5 million, or 57%. The adjustment required to reconcile from GAAP net income available to common shareholders to Customers' core earnings is related to the one-time specific allowance of $6.0 million recorded in second quarter 2015 for an isolated case of potentially fraudulent activity on one loan. A reconciliation of GAAP net income available to common shareholders to core earnings for the six months ended June 30, 2015 is presented in the following table:

Reconciliation of GAAP Net Income to Core Earnings
(amounts in thousands)	Six Months Ended June 30, 2015
	Net Income	Diluted EPS

GAAP net income available to common shareholders	$25,001	$0.88
After-tax effect of the $6.0 million specific allowance	3,870	0.13
Core Earnings	$28,871	$1.01

Weighted average shares		28,522

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes the Customers' net interest income and related spread and margin for the periods indicated.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$286,945	$364	0.25%	$199,069	$249	0.25%
Investment securities, taxable (A)	395,401	4,616	2.33	482,290	5,583	2.32
Loans held for sale	1,530,938	24,422	3.22	672,308	11,798	3.54
Loans (B)	4,383,102	85,894	3.95	3,195,396	63,576	4.01
Other interest-earning assets	76,453	3,105	8.19	51,108	762	3.01
Total interest earning assets	6,672,839	118,401	3.58%	4,600,171	81,968	3.59%
Non-interest earning assets	272,937			211,368
Total assets	$6,945,776			$4,811,539
Liabilities
Interest checking	$111,304	318	0.58%	$58,350	146	0.50%
Money market	2,258,416	6,078	0.54	1,519,990	4,716	0.63
Other savings	35,652	65	0.36	41,819	90	0.43
Certificates of deposit	1,855,608	9,210	1.00	1,286,298	6,190	0.97
Total interest bearing deposits	4,260,980	15,671	0.74	2,906,457	11,142	0.77
Borrowings	1,491,598	9,842	1.33	863,267	4,103	0.95
Total interest-bearing liabilities	5,752,578	25,513	0.89	3,769,724	15,245	0.81
Non-interest-bearing deposits	689,047			625,847
Total deposits & borrowings	6,441,625		0.80	4,395,571		0.70
Other non-interest bearing liabilities	29,089			14,134
Total liabilities	6,470,714			4,409,705
Shareholders’ Equity	475,062			401,834
Total liabilities and shareholders’ equity	$6,945,776			$4,811,539
Net interest earnings		92,888			66,723
Tax-equivalent adjustment (C)		232			186
Net interest earnings		$93,120			$66,909
Interest spread			2.78%			2.89%
Net interest margin			2.81%			2.92%
Net interest margin tax equivalent (C)			2.81%			2.93%

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

	Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$4	$111	$115
Investment securities	46	(1,013)	(967)
Loans held for sale	(1,163)	13,787	12,624
Loans	(941)	23,259	22,318
Other interest-earning assets	1,820	523	2,343
Total interest income	(234)	36,667	36,433
Interest expense:
Interest checking	24	148	172
Money market deposit accounts	(692)	2,054	1,362
Savings	(13)	(12)	(25)
Certificates of deposit	201	2,819	3,020
Total interest bearing deposits	(480)	5,009	4,529
Borrowings	2,007	3,732	5,739
Total interest expense	1,527	8,741	10,268
Net interest income	$(1,761)	$27,926	$26,165
Net interest income for the six months ended June 30, 2015 was $92.9 million, an increase of $26.2 million, or 39.2%, when compared to net interest income of $66.7 million for the six months ended June 30, 2014. This net increase was primarily the result of an increase of $858.6 million in the average balance of "Loans held for sale" and an increase of $1.2 billion in the average balance of "Loans." Within “Loans,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$701.3 million increase in the average balance of multi-family loans due to growth of the multi-family lending business; and

•	$581.8 million increase in the average balance of commercial loans primarily due to the growth of the commercial and industrial loan portfolio and commercial real estate loans.
These particular increases in loan volume were the result of concentrated efforts by the Bank's lending teams to execute an organic growth strategy.
Average interest-bearing deposits for the six months ended June 30, 2015 increased by $1.4 billion when compared to average interest-bearing deposits for the six months ended June 30, 2014. Interest expense on total interest-bearing deposits increased $4.5 million for the first six months of 2015 compared to the first six months of 2014. This increase resulted from increased deposit volume as the average rate on interest-bearing deposits decreased 3 basis points for the first six months of 2015.
Borrowings also had a significant effect on net interest income due to increased volume as well as a 38 basis-point increase in the average rate primarily due to the issuance in June 2014 of $110.0 million of subordinated debt bearing an interest rate of 6.125% and $25.0 million of senior debt with an interest rate of 4.625%. In addition, there was an increase in average FHLB borrowings of $505.0 million accompanied by a 13 basis-point increase in the related average rate.

Customers’ net interest margin (tax equivalent) decreased 12 basis point to 2.81% for the six months months ended June 30, 2015 when compared to the net interest margin (tax equivalent) of 2.93% for the same period in 2014. The decrease was primarily the result of the $110.0 million and $25.0 million debt issuances in June 2014. Higher volumes on the lower-yielding mortgage warehouse held-for-sale portfolio also contributed to the decrease. A special dividend from the FHLB in first quarter 2015 of $1.3 million partially offset the decrease.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At June 30, 2015, approximately $31.7 million, or 0.5% of the loan portfolio including loans held for sale, was covered under loss sharing agreements with the FDIC. Decreases in the estimated cash flows on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses on the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expires in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a clawback liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to continued cash payments on the covered loans in excess of expectations, the Bank now anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. Accordingly, a clawback liability of $2.4 million was recorded as of June 30, 2015, with a corresponding increase to the provision for loan losses. To the extent actual losses on the covered loans are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered loans are more than the estimated losses, the clawback liability will decrease.
The provision for loan losses increased by $5.0 million to $12.3 million for the six months ended June 30, 2015, compared to a provision of $7.3 million for the same period in 2014. The provision for loan losses of $12.3 million includes $6.0 million for an isolated case of potentially fraudulent activity related to one loan as discussed under "Second Quarter Events of Note," a $2.2 million increase for growth and change in mix of the held for investment loan portfolio, $2.0 million for decreased valuation estimates on property collateralizing impaired loans, $0.8 million for increased loss estimates on purchased credit impaired loans, and $3.7 million predominantly for increases in amounts estimated to be paid to the FDIC related to the assisted transactions completed in 2010 for the clawback liability and reimbursement to the FDIC of collections of previously charged-off loans, offset in part by a $2.4 million provision release primarily resulting from the Bank's low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income
The table below presents the components of non-interest income for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015
	2015	2014
(amounts in thousands)
Mortgage warehouse transactional fees	$5,072	$3,974
Bank-owned life insurance	2,230	1,670
Gain on sale of loans	2,058	571
Mortgage loans and banking income	438	1,963
Deposit fees	426	426
Gain (loss) on sale of investment securities	(69)	3,191
Other	1,971	2,425
Total non-interest income	$12,126	$14,220
Non-interest income decreased $2.1 million during the six months ended June 30, 2015 to $12.1 million, compared to $14.2 million for the six months ended June 30, 2014. The decrease was primarily attributable to gains realized from the sale of investment securities in the first six months of 2014 of $3.2 million, higher mortgage loan and banking income of $1.5 million related to the gain on sale of mortgage loans during the first six months of 2014 and decreased other income of $0.5 million primarily due to management advisory fees recognized in the first six months of 2014. These decreases were partially offset by increased mortgage warehouse transactional fees of $1.1 million driven by higher volumes of warehouse transactions, increased gains realized from sales of multi-family and SBA loans of $1.5 million, and increased income from bank-owned life insurance of $0.6 million resulting from additional investments during the first six months of 2015.
Non-Interest Expense
The table below presents the components of non-interest expense for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015
	2015	2014
(amounts in thousands)
Salaries and employee benefits	$28,400	$20,942
Technology, communication and bank operations	5,369	4,470
Professional services	4,705	4,163
Occupancy	4,300	3,942
FDIC assessments, taxes, and regulatory fees	4,273	5,209
Advertising and promotion	776	843
Loan workout expense	256	918
Other real estate owned expense	304	1,242
Other	4,742	4,642
Total non-interest expense	$53,125	$46,371
Non-interest expense was $53.1 million for the six months ended June 30, 2015, an increase of $6.8 million from non-interest expense of $46.4 million for the six months ended June 30, 2014.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $7.5 million, or 35.6%, to $28.4 million for the six months ended June 30, 2015. The primary reason for this increase was an increase in the number of employees to 491 full-time equivalents at June 30, 2015 from 402 full-time equivalents at June 30, 2014. This was directly related to the need for additional employees to support our organic growth. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios.
FDIC assessments, taxes, and regulatory fees decreased by $0.9 million, or 18.0%, to $4.3 million for the six months ended June 30, 2015 from $5.2 million for the six months ended June 30, 2014. The primary reason for this decrease was due to an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million recorded in second quarter 2015 offset in part by increased deposit premiums and other regulatory and filing fees.
Occupancy expense increased by $0.4 million, or 9.1%, to $4.3 million for the six months ended June 30, 2015 from $3.9 million for the six months ended June 30, 2014. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.
Professional services expense increased by $0.5 million, or 13.0%, to $4.7 million for the six months ended June 30, 2015 from $4.2 million for the six months ended June 30, 2014. This increase was primarily attributable to costs incurred for BankMobile and other professional service expenses driven by the organic growth of the Bank.
Technology, communication and bank operations increased by $0.9 million, or 20.1%, to $5.4 million for the six months ended June 30, 2015 from $4.5 million for the six months ended June 30, 2014. This increase was primarily attributable to costs incurred for BankMobile and other technology related expenses driven by the organic growth of the Bank.
Loan workout expense decreased by $0.7 million, or 72.1%, to $0.3 million for the six months ended June 30, 2015 from $0.9 million for the six months ended June 30, 2014. The decrease was attributable to lower workout costs driven by reduced levels of non-performing loans and recoveries of prior expenses incurred on two resolved loans during the six months ended June 30, 2015.
Other real estate owned expense decreased by $0.9 million, or 75.5%, to $0.3 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014. The decrease was primarily attributable to lower net losses from the sale of properties in the first six months of 2015 compared to the first six months of 2014 and increased property valuations resulting from previous valuation estimates.
Income Taxes
Income tax expense increased $5.1 million in the six months ended June 30, 2015 to $14.1 million, compared to $8.9 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $12.3 million in the first six months of 2015.
Financial Condition
General
Total assets were $7.6 billion at June 30, 2015. This represented a $0.8 billion, or 11.6%, increase from total assets of $6.8 billion at December 31, 2014. The major change in our financial position occurred as the result of organic growth in our loan portfolio, which increased by $0.8 billion, or 14.0%, to $6.6 billion at June 30, 2015. The main driver was the growth of mortgage warehouse loans of $0.6 billion (up to $1.9 billion at June 30, 2015 compared to $1.3 billion at December 31, 2014) as a result of higher levels of refinance activity and seasonal increases in home buying activity. Commercial loans held for investment increased $0.2 billion, or 6.2%, to $4.1 billion at June 30, 2015 compared to $3.9 billion at December 31, 2014 as a result of organic growth.
Total liabilities were $7.1 billion at June 30, 2015. This represented a $0.7 billion, or 11.2%, increase from $6.4 billion at December 31, 2014. The increase in total liabilities resulted from increased deposits at June 30, 2015 compared to December 31, 2014. Total deposits increased by $0.9 billion, or 20.8%, to $5.5 billion at June 30, 2015 from $4.5 billion at December 31, 2014. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. Broker networks provide low-cost funding alternatives to retail deposits and increase the diversity of the Bank’s sources of funds. The increase in bank deposits was largely due to growth in municipal money market and certificates of deposit.

The following table sets forth certain key condensed balance sheet data:

	June 30, 2015	December 31, 2014
(amounts in thousands)
Cash and cash equivalents	$391,589	$371,023
Investment securities, available for sale	373,953	416,685
Loans held for sale (includes $1,949,572 and $1,335,668, respectively, at fair value)	2,030,348	1,435,459
Loans receivable	4,524,825	4,312,173
Allowance for loan losses	37,491	30,932
Total assets	7,617,643	6,825,370
Total deposits	5,477,157	4,532,538
FHLB advances	1,388,000	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Total liabilities	7,094,142	6,382,225
Total shareholders’ equity	523,501	443,145
Total liabilities and shareholders’ equity	7,617,643	6,825,370
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $44.1 million at June 30, 2015. This represents a $18.7 million decrease from $62.7 million at December 31, 2014. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $347.5 million and $308.3 million at June 30, 2015 and December 31, 2014, respectively.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At June 30, 2015, investments consisted of mortgage-backed securities (principally guaranteed by an agency of the United States government), corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At June 30, 2015, investment securities were $374.0 million compared to $416.7 million at December 31, 2014. The decrease was primarily the result of maturities and principal repayments on mortgage-backed securities during the six months ended June 30, 2015.
Loans
Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio is primarily comprised of loans to support mortgage banking companies’ funding needs, multi-family, commercial and industrial, commercial real estate (owner and non-owner occupied) and construction loans. The Bank continues to focus on small business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:

Commercial Lending
The Bank’s commercial lending is divided into four groups: Business Banking, Small Business Banking, Multi-family, and Commercial real estate. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.
The commercial lending group focuses on companies with annual revenues ranging from $1.0 million to $50.0 million, which typically have credit requirements between $0.5 million and $10.0 million.
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
The goal of the mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The residential loans are taken as collateral for the Bank’s loans. As of June 30, 2015, loans in the warehouse lending portfolio totaled $1.9 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2015, the Bank had multi-family loans of $2.3 billion outstanding, making up approximately 35.4% of the Bank’s total loan portfolio, compared to $2.3 billion, or approximately 40.2% of the total loan portfolio at December 31, 2014.
As of June 30, 2015, the Bank had $6.1 billion in commercial loans outstanding, composing approximately 93.8% of its total loan portfolio, which includes loans held for sale, compared to $5.3 billion, composing approximately 92.5% at December 31, 2014.
Consumer Lending
The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. As of June 30, 2015, the Bank had $405.2 million in consumer loans outstanding, or 6.2%, of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
The Bank has launched a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. As part of this commitment, a loan production office was opened in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout the Bank’s assessment areas.

The composition of loans held for sale as of June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,944,803	$1,332,019
Multi-family loans at lower of cost or fair value	80,776	99,791
Total commercial loans held for sale	2,025,579	1,431,810
Consumer loans:
Residential mortgage loans at fair value	4,769	3,649
Loans held for sale	$2,030,348	$1,435,459

Loans receivable, net, increased by $206.1 million to $4.5 billion at June 30, 2015 from $4.3 billion at December 31, 2014. The composition of loans receivable as of June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
(amounts in thousands)
Commercial:
Multi-family	$2,236,757	$2,206,403
Commercial and industrial (including owner occupied commercial real estate)	913,898	777,220
Commercial real estate non-owner occupied	886,982	827,940
Construction	68,073	44,642
Total commercial loans	4,105,710	3,856,205
Consumer:
Residential real estate	265,469	285,003
Manufactured housing	119,786	126,731
Other	1,241	1,541
Total consumer loans	386,496	413,275
Total loans receivable not covered under FDIC loss sharing agreements	4,492,206	4,269,480

Commercial:
Multi-family	1,730	2,002
Commercial and industrial (including owner occupied commercial real estate)	6,585	8,449
Commercial real estate non-owner occupied	8,798	11,370
Construction	669	5,076
Total commercial loans	17,782	26,897
Consumer:
Residential real estate	11,186	12,392
Other	2,721	2,892
Total consumer loans	13,907	15,284
Total loans receivable covered under FDIC loss sharing agreements (1)	31,689	42,181
Total loans receivable	4,523,895	4,311,661
Deferred (fees) costs and unamortized premiums/(discounts), net	930	512
Allowance for loan losses	(37,491)	(30,932)
Loans receivable, net	$4,487,334	$4,281,241

(1)
Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing arrangements with the FDIC are referred to as “covered loans” throughout this Management’s Discussion and Analysis.

Credit Risk
Customers manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards, diligent collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added, to the allowance for loan losses when and as appropriate. The adequacy of the allowance for loan losses to absorb incurred losses estimated to exist as of the last day of the reporting period is evaluated at least quarterly.
The provision for loan losses was $9.3 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively. The provision for loan losses was $12.3 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $37.5 million, or 0.83% of non-covered loans receivable, at June 30, 2015, $30.9 million, or 0.72% of non-covered loans receivable, at December 31, 2014, and $28.2 million, or 0.81% of non-covered loans receivable, at June 30, 2014. The coverage ratio increased from December 31, 2014 primarily due to provisions for estimated loan losses recorded to reflect decreased valuation estimates on properties collateralizing certain impaired loans as well as the previously described estimated loss resulting from the potential fraud, the change in the mix of the held for investment portfolio and increased loss estimates on purchase credit impaired loans. Net charge-offs were $2.0 million for the six months ended June 30, 2015, an increase of $0.6 million compared to the same period in 2014. The Bank had approximately $31.7 million in loans that were covered under loss share arrangements with the FDIC as of June 30, 2015 compared to $42.2 million as of December 31, 2014 and $54.5 million as of June 30, 2014. The Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.
The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.
Analysis of the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(amounts in thousands)
Balance at the beginning of the period	$33,566	$26,704	$30,932	$23,998
Loan charge-offs
Commercial and industrial	1,213	445	1,234	445
Commercial real estate owner occupied	270	200	343	254
Commercial real estate non-owner occupied	—	712	245	906
Construction	295	—	1,064	—
Residential real estate	26	15	26	303
Other consumer	—	33	36	33
Total Charge-offs	1,804	1,405	2,948	1,941
Loan recoveries
Commercial and industrial	58	135	103	225
Commercial real estate owner occupied	1	—	1	6
Commercial real estate non-owner occupied	—	1	—	20
Construction	172	3	187	3
Residential real estate	572	18	572	242
Other consumer	2	—	85	2
Total Recoveries	805	157	948	498
Total net charge-offs	999	1,248	2,000	1,443
Provision for loan losses	4,924	2,730	8,559	5,631
Balance at the end of the period	$37,491	$28,186	$37,491	$28,186
The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb potential losses. All commercial loans are assigned credit risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans in a timely manner. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses. During the three months ended June 30, 2015, the Bank refined its methodology for estimating the general allowance for loan losses. Previously, the general allowance for the portion of the loan portfolio originated after 2009 was based generally on qualitative factors due to insufficient historical loss data on the portfolio. During the three months ended June 30, 2015, the Bank began using objectively verifiable industry and peer loss data to estimate probable incurred losses as of the balance sheet date for loans originated after 2009 until sufficient internal loss history is available. The same methodology was also adopted for the portion of the loan portfolio originated prior to 2009 that had no loss history over the past two years. See “Asset Quality” for further discussion of the allowance for loan losses.

The Bank's methodology includes an evaluation of loss potential from individual problem credits (potentially impaired loans), as well as a general reserve for the portfolio considering anticipated specific and general economic factors that may positively or adversely affect collectability. This assessment includes a review of changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions that may affect borrowers’ ability to repay, and other factors that may warrant consideration in estimating the reserve. In addition, the Bank's internal auditors, loan review, and various regulatory agencies periodically review the adequacy of the allowance as an integral part of their work responsibilities or examination process. The Bank may be asked to recognize additions or reductions to the allowance for loan losses based on their judgments of information available at the time of their examination.
Nearly 80% of the Bank’s multi-family, commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values may have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the ability and willingness of the borrower to service the loan in accordance with its contractual terms. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the estimation of a specific reserve for impaired loans. Appraisals used within this evaluation process do not typically age more than one year before a new appraisal is obtained. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.
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

Asset Quality at June 30, 2015

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Legacy Loans
Legacy	$46,580	$44,243	$179	$—	$2,158	$3,327	$5,485	4.63%	10.99%
TDRs	2,052	1,171	—	—	881	—	881	42.93%	42.93%
Total Legacy Loans	48,632	45,414	179	—	3,039	3,327	6,366	6.25%	12.25%

Multi-Family	2,232,273	2,232,273	—	—	—	—	—	—%	—%
Commercial & Industrial	577,659	577,330	—	—	329	151	480	0.06%	0.08%
Commercial Real Estate Owner Occupied	215,042	214,198	—	—	844	467	1,311	0.39%	0.61%
Commercial Real Estate Non-Owner Occupied	840,922	840,651	—	—	271	—	271	0.03%	0.03%
Residential	105,332	105,323	—	—	9	—	9	0.01%	0.01%
Construction	68,073	68,073	—	—	—	—	—	—%	—%
Other consumer	347	347	—	—	—	—	—	—%	—%
TDRs	543	543	—	—	—	—	—	—%	—%
Total Originated Loans	4,040,191	4,038,738	—	—	1,453	618	2,071	0.04%	0.05%
Acquired Loans
Covered	25,329	22,405	214	—	2,710	8,877	11,587	10.70%	33.87%
Non-covered	354,426	347,878	3,121	2,610	817	497	1,314	0.23%	0.37%
TDRs Covered	526	526	—	—	—	—	—	—%	—%
TDRs Non-Covered	6,926	4,283	79	27	2,537	—	2,537	36.63%	36.63%
Total Acquired Loans	387,207	375,092	3,414	2,637	6,064	9,374	15,438	1.57%	3.89%
Acquired PCI Loans
Covered	5,834	3,591	—	2,243	—	—	—	—%	—%
Non-Covered	42,031	35,852	294	5,885	—	—	—	—%	—%
Total Acquired PCI Loans	47,865	39,443	294	8,128	—	—	—	—%	—%
Deferred (fees) costs and unamortized premiums/(discounts), net	930	930	—	—	—	—	—
Total Loans Receivable	4,524,825	4,499,617	3,887	10,765	10,556	13,319	23,875	0.23%	0.53%
Total Loans Held for Sale	2,030,348	2,030,348	—	—	—	—	—
Total Portfolio	$6,555,173	$6,529,965	$3,887	$10,765	$10,556	$13,319	$23,875	0.16%	0.36%

Asset Quality at June 30, 2015 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
New Century Orig. Loans
Legacy	$46,580	$2,158	$1,676	$—	$1,676	3.60%	77.66%
TDRs	2,052	881	5	—	5	0.24%	0.57%
Total Legacy Loans	48,632	3,039	1,681	—	1,681	3.46%	55.31%

Multi-Family	2,232,273	—	8,734	—	8,734	0.39%	—%
Commercial & Industrial	577,659	329	12,480	—	12,480	2.16%	3,793.31%
Commercial Real Estate Owner Occupied	215,042	844	996	—	996	0.46%	118.01%
Commercial Real Estate Non-Owner Occupied	840,922	271	3,335	—	3,335	0.40%	1,230.63%
Residential	105,332	9	1,722	—	1,722	1.63%	19,133.33%
Construction	68,073	—	844	—	844	1.24%	—%
Other consumer	347	—	11	—	11	3.17%	—%
TDRs	543	—	5	—	5	0.92%	—%
Total Originated Loans	4,040,191	1,453	28,127	—	28,127	0.70%	1,935.79%
Acquired Loans
Covered	25,329	2,710	506	—	506	2.00%	18.67%
Non-covered	354,426	817	290	1,556	1,846	0.52%	225.95%
TDRs Covered	526	—	—	—	—	—%	—%
TDRs Non-Covered	6,926	2,537	—	—	—	—%	—%
Total Acquired Loans	387,207	6,064	796	1,556	2,352	0.61%	38.79%
Acquired PCI Loans
Covered	5,834	—	1,114	—	1,114	19.09%	—%
Non-Covered	42,031	—	5,773	—	5,773	13.74%	—%
Total Acquired PCI Loans	47,865	—	6,887	—	6,887	14.39%	—%
Deferred (fees) costs and unamortized premiums/(discounts), net	930
Total Loans Held for Investment	4,524,825	10,556	37,491	1,556	39,047	0.86%	369.90%
Total Loans Held for Sale	2,030,348	—	—	—	—
Total Portfolio	$6,555,173	$10,556	$37,491	$1,556	$39,047	0.60%	369.90%
The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At June 30, 2015 and December 31, 2014, non-performing loans to total loans were 0.16% and 0.20%, respectively. Total reserves to non-performing loans were 369.9% and 289.6%, respectively, at June 30, 2015 and December 31, 2014.
Originated Loans
Originated loans (excluding held-for-sale loans) totaled $4.1 billion, or 62.4%, of total loans at June 30, 2015, compared to $3.8 billion, or 67.7%, at December 31, 2014. Of the total originated loans at June 30, 2015, $4.0 billion, or 98.8%, were originated post 2009. The new management team adopted new underwriting standards that management believes better limits risks of loss than the pre-2009, or legacy underwriting standards. Only $1.5 million, or 0.04%, of the post 2009 loans were non-performing at June 30, 2015. Of the total originated loans at December 31, 2014, $3.8 billion, or 98.6%, were originated post 2009. Only $2.9 million, or 0.08%, of the post 2009 loans were non-performing at December 31, 2014. The post 2009 originated loans were supported by an allowance for loan losses of $28.1 million (0.70% of post 2009 originated loans) and $21.1 million (0.55% of post 2009 originated loans), respectively, at June 30, 2015 and December 31, 2014.
Legacy loans declined $6.5 million to $48.6 million at June 30, 2015, compared to $55.1 million at December 31, 2014. Non-performing Legacy loans increased slightly from $2.7 million at December 31, 2014 to $3.0 million at June 30, 2015 as Customers continued to workout the losses in this portfolio. The Legacy originated loans were supported by an allowance for loan losses of $1.7 million (3.46% of Legacy loans) and $1.6 million (2.86% of Legacy loans), respectively, at June 30, 2015 and December 31, 2014.
Acquired Loans
At June 30, 2015, the Bank reported $435.1 million of acquired loans, which was 6.6% of total loans, compared to $422.3 million, or 7.4%, of total loans at December 31, 2014. Non-performing acquired loans totaled $6.1 million at June 30, 2015 and December 31, 2014. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $66.8 million were supported by a $1.6 million cash reserve at June 30, 2015, compared to $70.6 million supported by a cash reserve of $3.0 million at December 31, 2014. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At June 30, 2015, $44.7 million of these loans were outstanding, compared to $47.5 million at December 31, 2014.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $9.2 million (2.12% of total acquired loans) and $11.3 million (2.67% of total acquired loans), respectively, at June 30, 2015 and December 31, 2014.
Held-for-Sale Loans
At June 30, 2015, loans held for sale were $2.0 billion, or 31.0%, of the total loan portfolio, compared to $1.4 billion, or 25.0% of the total loan portfolio at December 31, 2014. The loans held-for-sale portfolio at June 30, 2015 included $1.9 billion of loans to mortgage banking businesses, $80.8 million of multi-family loans and $4.8 million of residential mortgage loans, compared to $1.3 billion of loans to mortgage banking businesses, $3.6 million of residential mortgages loans and $99.8 million of multi-family loans at December 31, 2014. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits grew to $5.5 billion at June 30, 2015, an increase of $0.9 billion, or 20.8%, from $4.5 billion at December 31, 2014. Demand deposits were $708.3 million at June 30, 2015, compared to $617.6 million at December 31, 2014, an increase of $90.7 million, or 14.7%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $2.5 billion at June 30, 2015, an increase of $304.1 million or 13.8%, primarily attributed to an increase in money market accounts, including accounts held by municipalities. Time deposits were $2.3 billion at June 30, 2015, an increase of $549.8 million, or 32.1%. At June 30, 2015, the Bank had $1.1 billion in state and municipal deposits which are subject to a reduction in the amount of available borrowing capacity through the FHLB based on collateral agreements with the depositors. State and municipal deposits under this program increased $484.5 million, or 83.7% from December 31, 2014.

The components of deposits were as follows at the dates indicated:

	June 30, 2015	December 31, 2014
(amounts in thousands)
Demand	$708,324	$617,638
Savings, including MMDA	2,507,370	2,203,237
Time, $100,000 and over	1,510,257	1,043,265
Time, other	751,206	668,398
Total deposits	$5,477,157	$4,532,538

Borrowings
During the six months ended June 30, 2015, the Bank borrowed $25.0 million of long-term FHLB advances and repaid $255.0 million of short-term FHLB advances.
Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $80.4 million to $523.5 million at June 30, 2015 when compared to shareholders' equity of $443.1 million at December 31, 2014. The primary components of the increase were as follows:

•	the issuance of 2,300,000 shares of preferred stock on May 18, 2015 with net proceeds of $55.6 million;

•	net income of $25.5 million for the six months ended June 30, 2015; and

•	share-based compensation expense of $2.4 million.
These increases were offset in part by net other comprehensive loss of $4.0 million and the accrual of a 7.00% preferred stock dividend of $0.5 million through June 30, 2015 payable September 15, 2015.

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $25.00 per share.

Customers Bancorp will pay dividends on the Series C Preferred Stock only when, as, and if declared by the board of directors or a duly authorized committee of the board and to the extent that it has lawfully available funds to pay dividends. Dividends on the Series C Preferred Stock will accrue and be payable quarterly in arrears, on the 15th day of March, June, September, and December of each year, commencing on September 15, 2015, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum.

Dividends on the Series C Preferred Stock will not be cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C Preferred Stock for any future dividend period.

The Series C Preferred Stock has no stated maturity, is not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020 or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C Preferred Stock is subject to prior approval of the Board of Governors of the Federal Reserve System. The Series C Preferred Stock qualifies as Tier 1 capital under regulatory capital guidelines.

Except in limited circumstances, the Series C Preferred Stock does not have any voting rights.
We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At June 30, 2015, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject and were well capitalized.
The capital ratios for the Bank and the Bancorp at June 30, 2015 and December 31, 2014 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$467,017	7.92%	$265,347	4.5%	N/A	N/A
Customers Bank	$536,100	9.13%	$264,123	4.5%	$381,511	6.5%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$659,247	11.18%	$471,728	8.0%	N/A	N/A
Customers Bank	$683,591	11.65%	$469,552	8.0%	$586,940	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$522,586	8.86%	$353,796	6.0%	N/A	N/A
Customers Bank	$536,100	9.13%	$352,164	6.0%	$469,552	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$522,586	7.36%	$284,164	4.0%	N/A	N/A
Customers Bank	$536,100	7.57%	$283,106	4.0%	$353,883	5.0%
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the first quarter 2015. As of June 30, 2015, the Bank and Bancorp were in compliance with the new requirements. See "NOTE 10 - REGULATORY MATTERS" for additional discussion regarding regulatory capital requirements.

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
As of June 30, 2015 and December 31, 2014, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	June 30,	December 31,
	2015	2014
(amounts in thousands)
Commitments to fund loans	$317,267	$231,294
Unfunded commitments to fund mortgage warehouse loans	737,045	713,619
Unfunded commitments under lines of credit	368,445	430,995
Letters of credit	35,244	36,206
Other unused commitments	7,480	7,685
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit are agreements to extend credit to or for the benefit of a customer in the ordinary course of our business.
Commitments to fund loans and unfunded commitments under lines of credit may be obligations of Customers as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Customers evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if Customers deems it necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Mortgage warehouse loan commitments are agreements to purchase mortgage loans from mortgage bankers that agree to purchase the loans back in a short period of time or to sell to third party mortgage originators. These commitments generally fluctuate monthly as existing loans are repurchased by the mortgage bankers and new loans are purchased by the Bank.
Outstanding letters of credit written are conditional commitments issued by Customers to guarantee the performance of a customer to a third party. Letters of credit may obligate Customers to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Liquidity and Capital Resources
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest rate sensitivity and capital position, and strives to maintain a strong liquidity position.
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of June 30, 2015, our borrowing capacity with the Federal Home Loan Bank was $3.1 billion of which $1.1 billion was utilized in short-term borrowings and $1.1 billion of available capacity utilized to collateralize state and municipal deposits. As of June 30, 2015, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $59.8 million.
Net cash flows used in operating activities were $582.9 million during the six months ended June 30, 2015, compared to net cash flows used in operating activities of $286.1 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $613.8 million. During the six months ended June 30, 2014, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $311.9 million.

Investing activities used net cash flows of $167.4 million during the six months ended June 30, 2015, compared to $1.1 billion during the six months ended June 30, 2014. Net cash used to originate loans totaled $345.6 million during the six months ended June 30, 2015, compared to $897.9 million during the six months ended June 30, 2014. No loans were purchased during the six months ended June 30, 2015, compared to $294.6 million purchased during the six months ended June 30, 2014. Proceeds from the sale of loans totaled $148.9 million during the six months ended June 30, 2015, compared to $6.0 million during the six months ended June 30, 2014.
Financing activities provided a net aggregate of $770.8 million during the six months ended June 30, 2015, compared to $1.4 billion during the six months ended June 30, 2014. During the six months ended June 30, 2015, increases in deposits provided $944.6 million, repayments of short-term borrowed funds used $255.0 million, net proceeds from long-term FHLB advances provided $25.0 million, net proceeds from the issuance of preferred stock provided $55.6 million, and proceeds from the issuance of common stock provided $0.6 million. During the six months ended June 30, 2014, increases in deposits provided $731.0 million, net proceeds from short-term borrowed funds provided $382.0 million, net proceeds from long-term FHLB advances provided $200.0 million, and net proceeds from the issuance of long-term debt provided $133.2 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
Overall, based on our core deposit base and available sources of borrowed funds, management believes that Customers has adequate resources to meet its short-term and long-term cash requirements for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2015, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2014 Form 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2015.
During the quarter ended June 30, 2015, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2014 Form 10-K.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2014 Form 10-K, our subsequently filed quarterly report on Form 10-Q for the period ended March 31, 2015, and below.  The risks described in the referenced documents are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

The information presented below updates and should be read in connection with the risk factors and information disclosed in our 2014 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the period ended March 31, 2015.

We are dependent upon maintaining an effective system of internal controls to provide reasonable assurance that transactions and activities are conducted in accordance with established policies and procedures and are all captured and reported in the financial statements.  Failure to comply with the system of internal controls may result in events or losses which could adversely affect Customers' operations, net income, financial condition, reputation, and compliance with laws and regulations.

Customers' system of internal controls, including internal controls over financial reporting, is an important element of our risk management framework. Management regularly reviews and seeks to improve Customers’ internal controls, including annual review of key policies and procedures, and annual review and testing of key internal controls over financial reporting.  Any system of internal controls, however well designed and operated, is based in part on certain assumptions and expectations of employee conduct and can only provide reasonable, not absolute, assurance that the objectives of the internal control structure are met.  Any failure or circumvention of Customers’ controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on the Customers’ operations, net income, financial condition, reputation and compliance with laws and regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, Customers announced that the Board of Directors had authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program.
During the three and six months ended June 30, 2015, the Bancorp did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statements with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

4.1
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

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

Customers Bancorp, Inc.

August 6, 2015	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

August 6, 2015	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

4.1
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

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