Form 10-Q
period 2015-09-30
Customers Bancorp, Inc.
filed 2015-11-04
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
On October 30, 2015, 26,882,383 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69

Item 4.	Controls and Procedures	69

PART II

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

SIGNATURES		73

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$80,475	$62,746
Interest-earning deposits	302,924	308,277
Cash and cash equivalents	383,399	371,023
Investment securities available for sale, at fair value	418,945	416,685
Loans held for sale (includes $1,680,010 and $1,335,668, respectively, at fair value)	1,730,002	1,435,459
Loans receivable	4,769,102	4,312,173
Allowance for loan losses	(33,823)	(30,932)
Total loans receivable, net of allowance for loan losses	4,735,279	4,281,241
FHLB, Federal Reserve Bank, and other restricted stock	63,514	82,002
Accrued interest receivable	16,512	15,205
FDIC loss sharing receivable	202	2,320
Bank premises and equipment, net	11,567	10,810
Bank-owned life insurance	156,909	138,676
Other real estate owned	8,433	15,371
Goodwill and other intangibles	3,654	3,664
Other assets	71,055	52,914
Total assets	$7,599,471	$6,825,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$777,478	$546,436
Interest-bearing	5,007,716	3,986,102
Total deposits	5,785,194	4,532,538
Federal funds purchased	50,000	—
FHLB advances	985,900	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Accrued interest payable and other liabilities	42,149	33,437
Total liabilities	7,061,493	6,382,225
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 2,300,000 and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014	55,569	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,412,643 and 27,277,789 shares issued as of September 30, 2015 and December 31, 2014; 26,882,383 and 26,745,529 shares outstanding as of September 30, 2015 and December 31, 2014	27,413	27,278
Additional paid in capital	360,903	355,822
Retained earnings	107,731	68,421
Accumulated other comprehensive loss, net	(5,405)	(122)
Treasury stock, at cost (530,260 shares as of September 30, 2015 and 532,260 shares as of December 31, 2014)	(8,233)	(8,254)
Total shareholders’ equity	537,978	443,145
Total liabilities and shareholders’ equity	$7,599,471	$6,825,370
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$46,291	$39,640	$132,185	$103,216
Loans held for sale	14,006	8,503	38,428	20,301
Investment securities	2,283	2,361	6,899	7,944
Other	1,156	794	4,625	1,805
Total interest income	63,736	51,298	182,137	133,266
Interest expense:
Deposits	9,022	6,179	24,693	17,321
Other borrowings	1,539	1,494	4,523	3,834
FHLB advances	1,556	1,711	5,044	3,348
Subordinated debt	1,685	1,700	5,055	1,826
Total interest expense	13,802	11,084	39,315	26,329
Net interest income	49,934	40,214	142,822	106,937
Provision for loan losses	2,094	5,035	14,393	12,288
Net interest income after provision for loan losses	47,840	35,179	128,429	94,649
Non-interest income:
Mortgage warehouse transactional fees	2,792	2,154	7,864	6,128
Bank-owned life insurance	1,177	976	3,407	2,646
Gain on sale of loans	1,131	695	3,189	1,266
Deposit fees	265	192	691	618
Mortgage loans and banking income	167	212	605	2,175
Gain (loss) on sale of investment securities	(16)	—	(85)	3,191
Other	655	873	2,626	3,298
Total non-interest income	6,171	5,102	18,297	19,322
Non-interest expense:
Salaries and employee benefits	14,981	12,070	43,381	33,012
FDIC assessments, taxes, and regulatory fees	3,222	3,320	7,495	8,529
Professional services	2,673	1,671	7,378	5,834
Technology, communication and bank operations	2,422	2,297	7,791	6,767
Occupancy	2,169	2,119	6,469	6,061
Other real estate owned	1,722	603	2,026	1,845
Advertising and promotion	330	261	1,106	1,104
Loan workout	285	388	541	1,306
Other	2,503	1,950	7,245	6,592
Total non-interest expense	30,307	24,679	83,432	71,050
Income before income tax expense	23,704	15,602	63,294	42,921
Income tax expense	8,415	3,940	22,497	12,885
Net income	15,289	11,662	40,797	30,036
Preferred stock dividend	980	—	1,487	—
Net income available to common shareholders	$14,309	$11,662	$39,310	$30,036
Basic earnings per common share	$0.53	$0.44	$1.47	$1.12
Diluted earnings per common share	0.50	0.42	1.37	1.08

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$15,289	$11,662	$40,797	$30,036
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	261	(1,886)	(4,703)	11,335
Income tax effect	(98)	660	1,720	(3,967)
Less: reclassification adjustment for (gains) losses on securities included in net income	16	—	85	(3,191)
Income tax effect	(6)	—	(32)	1,117
Net unrealized gains (losses)	173	(1,226)	(2,930)	5,294
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	(2,341)	661	(3,841)	(296)
Income tax effect	877	(235)	1,488	100
Net unrealized gains (losses)	(1,464)	426	(2,353)	(196)
Other comprehensive income (loss), net of tax	(1,291)	(800)	(5,283)	5,098
Comprehensive income	$13,998	$10,862	$35,514	$35,134

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Nine Months Ended September 30, 2015
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2015	—	$—	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	—	—	40,797	—	—	40,797
Other comprehensive loss	—	—	—	—	—	—	(5,283)	—	(5,283)
Issuance of preferred stock, net of offering costs	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividend	—	—	—	—	—	(1,487)	—	—	(1,487)
Share-based compensation expense	—	—	—	—	3,541	—	—	—	3,541
Issuance of common stock under share-based compensation arrangements	—	—	136,854	135	1,540	—	—	21	1,696
Balance, September 30, 2015	2,300,000	$55,569	26,882,383	$27,413	$360,903	$107,731	$(5,405)	$(8,233)	$537,978

	Nine Months Ended September 30, 2014
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	—	$—	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income	—	—	—	—	—	30,036	—	—	30,036
Other comprehensive income	—	—	—	—	—	—	5,098	—	5,098
Stock dividend	—	—	2,429,375	2,429	43,364	(45,799)	—		(6)
Share-based compensation expense	—	—	—	—	3,124	—	—	—	3,124
Issuance of common stock under share-based compensation arrangements	—	—	81,509	82	842	—	—	—	924
Balance, September 30, 2014	—	$—	26,735,035	$27,267	$354,561	$55,245	$(3,020)	$(8,254)	$425,799
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$40,797	$30,036
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	14,393	12,288
Provision for depreciation and amortization	3,034	2,782
Share-based compensation	4,112	4,048
Deferred taxes	(7,580)	117
Net amortization of investment securities premiums and discounts	623	574
Loss (gain) on sale of investment securities	85	(3,191)
Gain on sale of mortgages and other loans	(3,135)	(3,401)
Origination of loans held for sale	(23,148,641)	(12,298,823)
Proceeds from the sale of loans held for sale	22,804,119	11,817,512
Increase in FDIC loss sharing receivable net of clawback liability	(530)	(2,713)
Amortization (accretion) of fair value discounts	(794)	(231)
Net loss on sales of other real estate owned	509	728
Valuation and other adjustments to other real estate owned, net of FDIC receivable	917	641
Earnings on investment in bank-owned life insurance	(3,407)	(2,646)
Increase in accrued interest receivable and other assets	(9,860)	(8,874)
Increase in accrued interest payable and other liabilities	5,087	5,550
Net Cash Used In Operating Activities	(300,271)	(445,603)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	60,966	35,716
Proceeds from sales of investment securities available for sale	806	213,249
Purchases of investment securities available for sale	(69,358)	(149,940)
Net increase in loans	(606,168)	(1,625,024)
Purchase of loan portfolios	—	(308,242)
Proceeds from sales of loans	192,275	109,913
Purchases of bank-owned life insurance	(15,000)	(30,465)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	18,488	(42,218)
Reimbursements from the FDIC on loss sharing agreements	1,940	3,329
Purchases of bank premises and equipment	(2,439)	(1,321)
Proceeds from sales of other real estate owned	5,572	6,509
Net Cash Used In Investing Activities	(412,918)	(1,788,494)
Cash Flows from Financing Activities
Net increase in deposits	1,252,674	1,324,193
Net (decrease) increase in short-term borrowed funds from the FHLB	(657,100)	610,000
Net increase in federal funds purchased	50,000	—
Proceeds from long-term FHLB borrowings	25,000	265,000
Net proceeds from issuance of long-term debt	—	133,142
Net proceeds from issuance of preferred stock	55,569	—
Preferred stock dividends paid	(1,308)	—
Proceeds from issuance of common stock	730	—
Net Cash Provided by Financing Activities	725,565	2,332,335
Net Increase in Cash and Cash Equivalents	12,376	98,238
Cash and Cash Equivalents – Beginning	371,023	233,068
Cash and Cash Equivalents – Ending	$383,399	$331,306

	(continued)

Supplementary Cash Flows Information
Interest paid	$36,128	$23,840
Income taxes paid	30,159	18,375
Non-cash items:
Transfer of loans to other real estate owned	$3,198	$13,368
Transfer of loans held for investment to held for sale	—	164,681
Transfer of loans held for sale to held for investment	30,365	—
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
Recently Issued Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the guidance in this ASU eliminates the requirement to retrospectively account for those adjustments and requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustment to provisional amounts that occur after the effective date of this ASU. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In April 2015 and August 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-

Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The guidance in these ASUs is intended to simplify presentation of debt issuance costs, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance in these ASUs is effective for interim and annual periods beginning after December 15, 2015. Customers does not expect these ASUs to have a significant impact on its financial condition or results of operations.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The guidance in this ASU was issued as part of the FASB's initiative to reduce complexity in accounting standards and eliminates from GAAP the concept of extraordinary items. The guidance in this update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
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

NOTE 3 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Available-for-sale Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Beginning balance - July 1, 2015	$(1,825)	$(136)	$(1,961)	$(2,153)	$(4,114)
Other comprehensive income (loss) before reclassifications	598	(435)	163	(1,464)	(1,301)
Amounts reclassified from accumulated other comprehensive loss to net income (3)	10	—	10	—	10
Net current-period other comprehensive income (loss)	608	(435)	173	(1,464)	(1,291)
Ending balance - September 30, 2015	$(1,217)	$(571)	$(1,788)	$(3,617)	$(5,405)

	Nine Months Ended September 30, 2015
	Available-for-sale Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Beginning balance - January 1, 2015	$1,156	$(14)	$1,142	$(1,264)	$(122)
Other comprehensive (loss) before reclassifications	(2,426)	(557)	(2,983)	(2,353)	(5,336)
Amounts reclassified from accumulated other comprehensive loss to net income (3)	53	—	53	—	53
Net current-period other comprehensive (loss)	(2,373)	(557)	(2,930)	(2,353)	(5,283)
Ending balance - September 30, 2015	$(1,217)	$(571)	$(1,788)	$(3,617)	$(5,405)

	Three Months Ended September 30, 2014
(amounts in thousands)	Unrealized Losses on Available-for-sale Securities (2)	Unrealized Gain (Loss) on Cash Flow Hedge	Total
Beginning balance - July 1, 2014	$(1,598)	$(622)	$(2,220)
Other comprehensive income (loss) before reclassifications	(1,226)	426	(800)
Amounts reclassified from accumulated other comprehensive loss to net income (3)	—	—	—
Net current-period other comprehensive income (loss)	(1,226)	426	(800)
Ending balance - September 30, 2014	$(2,824)	$(196)	$(3,020)

	Nine Months Ended September 30, 2014
(amounts in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities (2)	Unrealized Loss on Cash Flow Hedge	Total
Beginning balance - January 1, 2014	$(8,118)	$—	$(8,118)
Other comprehensive income (loss) before reclassifications	7,368	(196)	7,172
Amounts reclassified from accumulated other comprehensive loss to net income (3)	(2,074)	—	(2,074)
Net current-period other comprehensive income (loss)	5,294	(196)	5,098
Ending balance - September 30, 2014	$(2,824)	$(196)	$(3,020)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Includes immaterial gains or losses on foreign currency items for the three and nine months ended September 30, 2014.

(3)	Reclassification amounts are reported as gain or loss on sale of investment securities on the Consolidated Statements of Income.

NOTE 4 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculation for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$14,309	$11,662	$39,310	$30,036
Weighted-average number of common shares outstanding - basic	26,872,787	26,730,347	26,830,341	26,713,953
Share-based compensation plans	1,538,436	1,001,966	1,453,378	949,584
Warrants	329,906	252,527	315,276	252,043
Weighted-average number of common shares - diluted	28,741,129	27,984,840	28,598,995	27,915,580
Basic earnings per common share	$0.53	$0.44	$1.47	$1.12
Diluted earnings per common share	$0.50	$0.42	$1.37	$1.08
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive securities:
Share-based compensation awards	607,678	116,370	608,778	116,420
Warrants	52,242	118,745	52,242	118,745
Total anti-dilutive securities	659,920	235,115	661,020	235,165
NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of September 30, 2015 and December 31, 2014 are summarized in the tables below:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$364,292	$3,327	$(1,859)	$365,760
Corporate notes	35,000	451	(129)	35,322
Equity securities (2)	22,514	—	(4,651)	17,863
	$421,806	$3,778	$(6,639)	$418,945

(1)	Comprised of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$376,854	$2,805	$(2,348)	$377,311
Corporate notes	15,000	104	—	15,104
Equity securities (2)	23,074	1,197	(1)	24,270
	$414,928	$4,106	$(2,349)	$416,685

(1)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Comprised primarily of equity securities in a foreign entity.

The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$314	$—	$806	$213,249
Gross gains	$—	—	$—	$3,191
Gross losses	(16)	—	(85)	—
Net gains (losses)	$(16)	$—	$(85)	$3,191
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

The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2015
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	28,000	28,403
Due after ten years	7,000	6,919
Mortgage-backed securities	364,292	365,760
Total debt securities	$399,292	$401,082
Customers' investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$—	$—	$67,264	$(1,859)	$67,264	$(1,859)
Corporate notes	8,871	(129)	—	—	8,871	(129)
Equity securities (2)	17,857	(4,650)	6	(1)	17,863	(4,651)
Total	$26,728	$(4,779)	$67,270	$(1,860)	$93,998	$(6,639)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (3)	$60,388	$(81)	$80,426	$(2,267)	140,814	$(2,348)
Equity securities (2)	—	—	5	(1)	5	(1)
Total	$60,388	$(81)	$80,431	$(2,268)	$140,819	$(2,349)

(1)	Comprised of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA at September 30, 2015.

(2)	Comprised primarily of equity securities in a foreign entity.

(3)	Comprised primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA at December 31, 2014.
At September 30, 2015, there were four available-for-sale investment securities in the less-than-twelve-month category and sixteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price and adverse changes in foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and would recover by way of increases in market price or positive changes in foreign currency exchange rates. Customers intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers has concluded that the securities are not other-than-temporarily impaired as of September 30, 2015.

At September 30, 2015 and December 31, 2014, Customers Bank had pledged investment securities aggregating $318.1 million and $376.9 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,677,995	$1,332,019
Multi-family loans at lower of cost or fair value	49,992	99,791
Commercial loans held for sale	1,727,987	1,431,810
Consumer loans:
Residential mortgage loans at fair value	2,015	3,649
Loans held for sale	$1,730,002	$1,435,459

Effective September 30, 2015, Customers Bank transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
(amounts in thousands)
Commercial:
Multi-family	$2,405,400	$2,206,403
Commercial and industrial (including owner occupied commercial real estate)	967,958	777,220
Commercial real estate non-owner occupied	912,971	827,940
Construction	89,616	44,642
Total commercial loans	4,375,945	3,856,205
Consumer:
Residential real estate	260,967	285,003
Manufactured housing	116,742	126,731
Other	1,076	1,541
Total consumer loans	378,785	413,275
Total loans receivable not covered under FDIC loss sharing agreements	4,754,730	4,269,480

Commercial:
Multi-family	—	2,002
Commercial and industrial (including owner occupied commercial real estate)	—	8,449
Commercial real estate non-owner occupied	—	11,370
Construction	—	5,076
Total commercial loans	—	26,897
Consumer:
Residential real estate	11,181	12,392
Other	2,668	2,892
Total consumer loans	13,849	15,284
Total loans receivable covered under FDIC loss sharing agreements (1)	13,849	42,181
Total loans receivable	4,768,579	4,311,661
Deferred costs and unamortized premiums, net	523	512
Allowance for loan losses	(33,823)	(30,932)
Loans receivable, net of allowance for loan losses	$4,735,279	$4,281,241

(1)
Loans that were acquired in two FDIC-assisted transactions and are covered under loss sharing agreements with the FDIC are referred to as “covered” loans throughout these financial statements. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017.

Non-Covered Loans
The following tables summarize non-covered loans by loan type and performance status as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,401,727	$3,673	$2,405,400
Commercial and industrial	—	—	—	6,381	675,939	1,620	683,940
Commercial real estate - owner occupied	191	—	191	1,851	268,206	13,770	284,018
Commercial real estate - non-owner occupied	1,047	—	1,047	4,478	894,449	12,997	912,971
Construction	—	—	—	—	89,382	234	89,616
Residential real estate	512	—	512	1,232	251,090	8,133	260,967
Manufactured housing (5)	3,196	3,036	6,232	2,653	104,399	3,458	116,742
Other consumer	—	—	—	—	861	215	1,076
Total	$4,946	$3,036	$7,982	$16,595	$4,686,053	$44,100	$4,754,730
	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,203,686	$2,717	$2,206,403
Commercial and industrial	366	—	366	2,257	542,667	2,102	547,392
Commercial real estate - owner occupied	—	—	—	2,342	211,453	16,033	229,828
Commercial real estate - non-owner occupied	—	—	—	1,108	816,114	10,718	827,940
Construction	—	—	—	—	44,483	159	44,642
Residential real estate	1,226	—	1,226	849	273,565	9,363	285,003
Manufactured housing (5)	6,324	4,388	10,712	931	111,072	4,016	126,731
Other consumer	—	—	—	—	1,333	208	1,541
Total	$7,916	$4,388	$12,304	$7,487	$4,204,373	$45,316	$4,269,480

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

Covered Loans
The following tables summarize covered loans by loan type and performance status as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased - Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Residential real estate	$—	$—	$—	$1,046	$9,533	$602	$11,181
Other consumer	80	—	80	141	2,423	24	2,668
Total	$80	$—	$80	$1,187	$11,956	$626	$13,849
	December 31, 2014
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Commercial and industrial	$518	$—	$518	$256	$578	$1,191	$2,543
Commercial real estate owner occupied	—	—	—	172	5,734	—	5,906
Commercial real estate non-owner occupied	—	—	—	352	5,932	5,086	11,370
Construction	—	—	—	2,325	—	2,751	5,076
Multi-family	—	—	—	—	373	1,629	2,002
Residential real estate	—	—	—	1,006	10,782	604	12,392
Other consumer	147	—	147	135	2,570	40	2,892
Total	$665	$—	$665	$4,246	$25,969	$11,301	$42,181

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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
Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
Losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows on the covered loans are recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset is increased reflecting an estimated future collection from the FDIC, which is recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bank records a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements are recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense). The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing arrangements approaches expiration and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing arrangements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing arrangements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing arrangements occurs in third quarter 2020.

As part of the FDIC loss sharing arrangements, the Bank also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing arrangements that is contingent upon actual losses incurred over the life of the arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions ("the Clawback Liability”). Due to cash received on the covered assets in excess of the original cash to be received expectations of the FDIC, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing arrangements. As of September 30, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.

As of September 30, 2015, the Bank expected to collect $2.5 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.3 million. The net amount of $0.2 million is presented as the "FDIC loss sharing receivable" in the accompanying consolidated balance sheet.
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effect of the estimated clawback liability for the three months and nine months ended September 30, 2015 and 2014.

	Allowance for Loan Losses
	Three Months Ended September 30,
(amounts in thousands)	2015	2014
Beginning balance	$37,491	$28,186
Provision for loan losses (1)	1,989	3,222
Charge-offs	(5,932)	(792)
Recoveries	275	467
Ending balance	$33,823	$31,083

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended September 30,
(amounts in thousands)	2015	2014
Beginning balance	$(1,455)	$8,919
Decreased estimated cash flows from covered loans (2)	(105)	(1,813)
Increased estimated cash flows from covered OREO (a)	3,138	—
Other activity, net (b)	61	741
Cash receipts from FDIC	(1,437)	(1,852)
Ending balance	$202	$5,995

(1) Provision for loan losses	$1,989	$3,222
(2) Effect attributable to FDIC loss share arrangements	105	1,813
Net amount reported as provision for loan losses	$2,094	$5,035

(a) Recorded as a reduction to Other Real Estate Owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements.

	Allowance for Loan Losses
	Nine Months Ended September 30,
(amounts in thousands)	2015	2014
Beginning balance	$30,932	$23,998
Provision for loan losses (1)	10,548	8,853
Charge-offs	(8,880)	(2,733)
Recoveries	1,223	965
Ending balance	$33,823	$31,083

	FDIC Loss Sharing Receivable/ Clawback Liability
	Nine Months Ended September 30,
(amounts in thousands)	2015	2014
Beginning balance	$2,320	$10,046
Decreased estimated cash flows from covered loans (2)	(3,845)	(3,435)
Increased estimated cash flows from covered OREO (a)	3,138	—
Other activity, net (b)	529	2,713
Cash receipts from FDIC	(1,940)	(3,329)
Ending balance	$202	$5,995

(1) Provision for loan losses	$10,548	$8,853
(2) Effect attributable to FDIC loss share arrangements	3,845	3,435
Net amount reported as provision for loan losses	$14,393	$12,288

(a) Recorded as a reduction to Other Real Estate Owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements.

Loans Individually Evaluated for Impairment — Covered and Non-Covered
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of September 30, 2015 and December 31, 2014 and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2015 and 2014. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$405	$405	$—	$203	$5	$101	$5
Commercial and industrial	7,872	7,872	—	7,597	102	9,179	500
Commercial real estate owner occupied	7,474	7,474	—	6,416	44	7,597	229
Commercial real estate non-owner occupied	8,536	8,536	—	7,803	137	6,937	514
Construction	—	—	—	335	—	1,330	—
Other consumer	48	48	—	49	1	35	1
Residential real estate	1,644	1,644	—	1,624	—	1,535	—
With an allowance recorded:
Commercial and industrial	10,385	16,550	4,581	12,640	26	8,420	332
Commercial real estate owner occupied	12	12	2	13	66	200	66
Commercial real estate non-owner occupied	568	568	129	664	4	821	9
Construction	—	—	—	—	—	—	—
Other consumer	93	93	38	93	—	88	—
Residential real estate	403	403	92	474	1	419	1
Total	$37,440	$43,605	$4,842	$37,911	$386	$36,662	$1,657

	December 31, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$14,600	$16,122	$—	$15,377	$216	$13,690	$520
Commercial real estate owner occupied	12,599	12,744	—	11,818	163	10,774	360
Commercial real estate non-owner occupied	5,602	5,602	—	8,999	125	8,204	274
Construction	2,325	2,325	—	2,325	—	2,438	—
Other consumer	21	21	—	52	—	27	—
Residential real estate	1,455	3,697	—	1,924	—	2,157	19
With an allowance recorded:
Commercial and industrial	1,923	1,923	857	1,888	11	1,770	26
Commercial real estate owner occupied	750	750	95	1,202	2	1,268	3
Commercial real estate non-owner occupied	571	571	170	916	1	966	2
Construction	—	—	—	1,548	—	1,449	—
Other consumer	114	114	32	84	—	74	1
Residential real estate	365	365	188	296	—	273	1
Total	$40,325	$44,234	$1,342	$46,429	$518	$43,090	$1,206
Troubled Debt Restructurings
At September 30, 2015 and December 31, 2014, there were $10.5 million and $5.0 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2015 and 2014. There were no modifications that involved forgiveness of debt.

	TDRs in Compliance with Their Modified Terms and Accruing Interest	TDRs in Compliance with Their Modified Terms and Not Accruing Interest	Total
(amounts in thousands)
Three Months Ended September 30, 2015
Extended under forbearance	$—	$183	$183
Interest-rate reductions	437	268	705
Total	$437	$451	$888
Nine Months Ended September 30, 2015
Extended under forbearance	$—	$183	$183
Interest-rate reductions	3,189	2,558	5,747
Total	$3,189	$2,741	$5,930
Three Months Ended September 30, 2014
Extended under forbearance	$81	$—	$81
Interest-rate reductions	—	168	168
Total	$81	$168	$249
Nine Months Ended September 30, 2014
Extended under forbearance	$448	$—	$448
Interest-rate reductions	47	471	518
Total	$495	$471	$966
The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment during the three and nine months ended September 30, 2015 and 2014.

	TDRs in Compliance with Their Modified Terms and Accruing Interest		TDRs in Compliance with Their Modified Terms and Not Accruing Interest
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(amounts in thousands)
Three Months Ended September 30, 2015
Commercial and industrial	—	$—	1	$183
Manufactured housing	14	431	6	268
Residential real estate	1	6	—	—
Total	15	$437	7	$451
Nine Months Ended September 30, 2015
Commercial and industrial	—	$—	2	$527
Commercial real estate non-owner occupied	—	—	1	209
Manufactured housing	90	2,988	37	2,005
Residential real estate	2	201	—	—
Total	92	$3,189	40	$2,741
Three Months Ended September 30, 2014
Manufactured housing	—	$—	2	$168
Other consumer	2	81	—	—
Total	2	$81	2	$168
Nine Months Ended September 30, 2014
Manufactured housing	1	$47	7	$471
Other consumer	9	448	—	—
Total	10	$495	7	$471

At September 30, 2015 and December 31, 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
For the three and nine months ended September 30, 2015, the recorded investment of loans determined to be TDRs was $0.9 million and $5.9 million, respectively, both before and after restructuring. During the three month period ended September 30, 2015, six manufactured housing TDR loans defaulted with a recorded investment of $0.3 million, and one commercial and industrial TDR loan defaulted with a recorded investment of $0.2 million. During the nine month period ended September 30, 2015, thirty-seven manufactured housing TDR loans defaulted with a recorded investment of $2.0 million, two commercial and industrial TDR loans defaulted with a recorded investment of $0.5 million, one commercial real estate non-owner-occupied TDR loan defaulted with a recorded investment of $0.2 million.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was one specific allowance resulting from TDR modifications during the three months ended September 30, 2015, totaling $0.1 million for one commercial and industrial loan. There were three specific allowances resulting from TDR modifications during the nine months ended September 30, 2015, totaling $0.2 million for two commercial and industrial loans, and $0.1 million for one commercial real estate non-owner-occupied loan. There were no specific allowances resulting from TDR modifications during the three and nine months ended September 30, 2014.
Credit Quality Indicators
Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, residential real estate, construction, and mortgage warehouse loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed,” basis. Mortgage warehouse loans are assigned a risk rating at the facility level and are primarily based on the underlying collateral pledged to support the loan. Consumer and manufactured housing loans are evaluated based on the payment activity of the loan and individual loans are not assigned an internal risk rating unless delinquent.
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
Risk ratings are not established for home equity loans, consumer loans, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing.
The following tables present the credit ratings of the non-covered loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,403,599	$665,484	$270,857	$903,357	$89,616	$259,299	$—	$—	$4,592,212
Special Mention	405	11,822	9,007	4,626	—	—	—	—	25,860
Substandard	1,396	6,634	4,154	4,988	—	1,668	—	—	18,840
Performing (1)	—	—	—	—	—	—	107,857	1,076	108,933
Non-performing (2)	—	—	—	—	—	—	8,885	—	8,885
Total	$2,405,400	$683,940	$284,018	$912,971	$89,616	$260,967	$116,742	$1,076	$4,754,730

	December 31, 2014
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,206,403	$530,468	$212,326	$824,279	$44,642	$283,240	$—	$—	$4,101,358
Special Mention	—	14,565	12,352	2,322	—	243	—	—	29,482
Substandard	—	2,359	5,150	1,339	—	1,520	—	—	10,368
Performing (1)	—	—	—	—	—	—	115,088	1,541	116,629
Non-performing (2)	—	—	—	—	—	—	11,643	—	11,643
Total	$2,206,403	$547,392	$229,828	$827,940	$44,642	$285,003	$126,731	$1,541	$4,269,480

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

The following tables present the credit ratings of the covered loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Multi-family	Residential Real Estate	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$—	$—	$—	$—	$—	$9,733	$—	$9,733
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,448	—	1,448
Performing (1)	—	—	—	—	—	—	2,447	2,447
Non-performing (2)	—	—	—	—	—	—	221	221
Total	$—	$—	$—	$—	$—	$11,181	$2,668	$13,849

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Multi-family	Residential Real Estate	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$1,322	$5,030	$4,959	$—	$373	$10,985	$—	$22,669
Special Mention	—	704	4,372	—	—	—	—	5,076
Substandard	1,221	172	2,039	5,076	1,629	1,407	—	11,544
Performing (1)	—	—	—	—	—	—	2,610	2,610
Non-performing (2)	—	—	—	—	—	—	282	282
Total	$2,543	$5,906	$11,370	$5,076	$2,002	$12,392	$2,892	$42,181

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

As of September 30, 2015, the Bank had $2.2 million of residential real estate held in other real estate owned. As of September 30, 2015, the Bank had not initiated foreclosure proceedings on any loans secured by residential real estate.
Allowance for loan losses
During second quarter 2015, the Bank refined its methodology for estimating the general allowance for loan losses. Previously, the general allowance for the portion of the loan portfolio originated after December 31, 2009 ("Post 2009 loan portfolio") was based generally on qualitative factors due to insufficient historical loss data on the portfolio. During second quarter 2015, the Bank began using objectively verifiable industry and peer loss data to estimate probable incurred losses as of the balance sheet date for the Post 2009 loan portfolio until sufficient internal loss history is available. The same methodology was also adopted for the portion of the loan portfolio originated on or before December 31, 2009 ("Legacy loan portfolio") that had no loss history over the past two years.
The changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

Three Months Ended September 30, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, July 1, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491
Charge-offs	—	(5,559)	(35)	(82)	—	(256)	—	—	(5,932)
Recoveries	—	248	13	—	8	—	—	6	275
Provision for loan losses	472	1,678	(370)	(109)	258	(5)	70	(5)	1,989
Ending Balance, September 30, 2015	$9,206	$10,429	$3,259	$6,119	$1,110	$3,194	$386	$120	$33,823
Nine Months Ended September 30, 2015
Beginning Balance, January 1, 2015	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(6,793)	(378)	(327)	(1,064)	(282)	—	(36)	(8,880)
Recoveries	—	351	14	—	195	572	—	91	1,223
Provision for loan losses	713	12,087	(713)	(2,752)	932	206	124	(49)	10,548
Ending Balance, September 30, 2015	$9,206	$10,429	$3,259	$6,119	$1,110	$3,194	$386	$120	$33,823
Loans:
Individually evaluated for impairment	$405	$18,257	$7,486	$9,104	$—	$2,047	$—	$141	$37,440
Collectively evaluated for impairment	2,401,322	664,063	262,762	890,870	89,382	261,366	113,284	3,364	4,686,413
Loans acquired with credit deterioration	3,673	1,620	13,770	12,997	234	8,735	3,458	239	44,726
	$2,405,400	$683,940	$284,018	$912,971	$89,616	$272,148	$116,742	$3,744	$4,768,579
Allowance for loan losses:
Individually evaluated for impairment	$—	$4,581	$2	$129	$—	$92	$—	$38	$4,842
Collectively evaluated for impairment	9,206	5,625	1,167	3,700	1,106	2,010	97	28	22,939
Loans acquired with credit deterioration	—	223	2,090	2,290	4	1,092	289	54	6,042
Ending Balance, September 30, 2015	$9,206	$10,429	$3,259	$6,119	$1,110	$3,194	$386	$120	$33,823

Three Months Ended September 30, 2014	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, July 1, 2014	$7,205	$3,341	$2,826	$10,060	$2,187	$2,028	$401	$138	$28,186
Charge-offs	—	(91)	(64)	(214)	(284)	(139)	—		(792)
Recoveries	—	67	85	284	4	23	—	4	467
Provision for loan losses	767	1,187	301	1,069	(208)	217	(80)	(31)	3,222
Ending Balance, September 30, 2014	$7,972	$4,504	$3,148	$11,199	$1,699	$2,129	$321	$111	$31,083
Nine Months Ended September 30, 2014
Beginning Balance, January 1, 2014	$4,227	$2,674	$2,517	$8,961	$2,385	$2,490	$614	$130	$23,998
Charge-offs	—	(536)	(318)	(1,120)	(284)	(442)	—	(33)	(2,733)
Recoveries	—	292	91	304	7	265	—	6	965
Provision for loan losses	3,745	2,074	858	3,054	(409)	(184)	(293)	8	8,853
Ending Balance, September 30, 2014	$7,972	$4,504	$3,148	$11,199	$1,699	$2,129	$321	$111	$31,083
As of December 31, 2014
Loans:
Individually evaluated for impairment	$—	$16,523	$13,349	$6,173	$2,325	$1,820	$—	$135	$40,325
Collectively evaluated for impairment	2,204,059	530,119	206,352	817,333	44,483	285,608	122,715	4,050	4,214,719
Loans acquired with credit deterioration	4,346	3,293	16,033	15,804	2,910	9,967	4,016	248	56,617
	$2,208,405	$549,935	$235,734	$839,310	$49,718	$297,395	$126,731	$4,433	$4,311,661
Allowance for loan losses:
Individually evaluated for impairment	$—	$856	$96	$170	$—	$188	$—	$32	$1,342
Collectively evaluated for impairment	8,493	3,766	1,756	6,580	424	1,436	92	28	22,575
Loans acquired with credit deterioration	—	162	2,484	2,448	623	1,074	170	54	7,015
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
The non-covered manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At September 30, 2015 and December 31, 2014, funds available for reimbursement, if necessary, were $1.2 million and $3.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.
The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
(amounts in thousands)
Accretable yield balance, beginning of period	$14,302	$19,691
Accretion to interest income	(551)	(839)
Reclassification from nonaccretable difference and disposals, net	10	(378)
Accretable yield balance, end of period	$13,761	$18,474

	Nine Months Ended September 30,
	2015	2014
(amounts in thousands)
Accretable yield balance, beginning of period	$17,606	$22,557
Accretion to interest income	(1,790)	(2,462)
Reclassification from nonaccretable difference and disposals, net	(2,055)	(1,621)
Accretable yield balance, end of period	$13,761	$18,474

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

On August 24, 2015, Customers Bancorp's board of directors declared a cash dividend on its Series C Preferred Stock of $0.56875 per share. The dividend was paid on September 15, 2015 to shareholders of record on August 31, 2015.
NOTE 9 — SHARE-BASED COMPENSATION
During the nine months ended September 30, 2015, options to purchase an aggregate of 596,995 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted is equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options are subject to a five-year cliff vesting and expire after ten years. In addition to the five-year service requirement, one of the following conditions must be met in order for the options to become exercisable:

•	Total shareholder returns over the five-year vesting period must be a minimum of 50%, or

•	Customers Bancorp must have achieved a compound annual growth rate in diluted EPS of at least 10% over the five-year vesting period.

Customers evaluated the likelihood that at least one of these conditions would be met over the requisite service period and determined that it was more likely than not that one of the conditions would be satisfied (based upon historical performance). Accordingly, the grant-date fair value of these awards is being recognized as expense over the five-year vesting period. The fair value of the options was estimated using the Black-Scholes option pricing model.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted.

September 30, 2015
Weighted-average risk-free interest rate	1.90%
Expected dividend yield	0.00%
Weighted-average expected volatility	21.18%
Weighted-average expected life (in years)	7
Weighted-average fair value of each option granted	$6.42
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2015.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(amounts in thousands, except Weighted-average exercise price)
Outstanding at January 1, 2015	3,168,067	$12.61
Granted	596,995	23.36
Exercised	(31,168)	10.53		$455
Forfeited	(2,200)	17.65
Outstanding at September 30, 2015	3,731,694	$14.34	7.03	$42,392
Exercisable at September 30, 2015	607,118	$8.97	4.51	$10,165

Cash received from the exercise of options during the nine months ended September 30, 2015 was $0.3 million with a related tax benefit of $0.2 million.
Restricted Stock Units
There were 158,581 restricted stock units granted during the nine months ended September 30, 2015. Of the aggregate restricted stock units granted, 84,392 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting with one third of the amount vesting annually or a three-year cliff vesting. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2015.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at January 1, 2015	788,971	$13.00
Granted	158,581	19.67
Vested	(65,166)	12.01
Forfeited	(8,214)	17.23
Outstanding and unvested at September 30, 2015	874,172	$14.24

Total share-based compensation expense for the three months ended September 30, 2015 and 2014 was $1.2 million and $1.1 million, respectively. Total share-based compensation expense for the nine months ended September 30, 2015 and 2014 was $3.6 million and $3.1 million, respectively.
Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. During the nine months ended September 30, 2015, Customers Bancorp issued 21,993 shares of voting common stock with a fair value of $0.6 million to directors as compensation for their services during the first nine months of 2015. The fair values were determined based on the opening price of the common stock on the day the shares were issued.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At September 30, 2015 and December 31, 2014, the Bank and Bancorp met all capital adequacy requirements to which they were subject.
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
To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Common equity Tier 1 (to risk weighted assets)
Customers Bancorp, Inc.	$481,277	8.24%	$262,811	4.5%	N/A	N/A
Customers Bank	$549,276	9.45%	$261,566	4.5%	$377,818	6.5%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$667,532	11.43%	$467,219	8.0%	N/A	N/A
Customers Bank	$693,099	11.92%	$465,007	8.0%	$581,259	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$536,846	9.19%	$350,414	6.0%	N/A	N/A
Customers Bank	$549,276	9.45%	$348,755	6.0%	$465,007	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$536,846	7.27%	$295,328	4.0%	N/A	N/A
Customers Bank	$549,276	7.46%	$294,713	4.0%	$368,392	5.0%
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

The new risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2015 and December 31, 2014:
Cash and cash equivalents:
The carrying amounts reported on the balance sheet for cash and cash equivalents approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans held for sale - Mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 19 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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
Loans receivable, net of allowance for loan losses:
The fair values of loans held for investment are estimated using discounted cash flows, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Other real estate owned:
The fair value of OREO is determined using appraisals, which may be discounted based on management’s review and changes in market conditions. All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice. Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Deposit liabilities:
The fair values disclosed for interest and non-interest checking, passbook savings and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). These liabilities are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Off-balance-sheet financial instruments:

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.
The following information should not be interpreted as an estimate of Customers' fair value in its entirety since fair value calculations are only provided for a limited portion of Customers' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between Customer’s disclosures and those of other companies may not be meaningful.

The estimated fair values of Customers' financial instruments were as follows at September 30, 2015 and December 31, 2014.

			Fair Value Measurements at September 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$383,399	$383,399	$383,399	$—	$—
Investment securities, available for sale	418,945	418,945	17,863	401,082	—
Loans held for sale	1,730,002	1,730,501	—	1,680,010	50,491
Loans receivable, net of allowance for loan losses	4,735,279	4,737,189	—	—	4,737,189
FHLB, Federal Reserve Bank and other restricted stock	63,514	63,514	—	63,514	—
Derivatives	10,938	10,938	—	10,868	70
Liabilities:
Deposits	$5,785,194	$5,799,266	$3,497,023	$2,302,243	$—
Federal funds purchased	50,000	50,000	50,000	—	—
FHLB advances	985,900	988,859	715,900	272,959	—
Other borrowings	88,250	93,222	68,285	24,937	—
Subordinated debt	110,000	111,100	—	111,100	—
Derivatives	16,951	16,951	—	16,951	—

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$371,023	$371,023	$371,023	$—	$—
Investment securities, available for sale	416,685	416,685	24,270	392,415	—
Loans held for sale	1,435,459	1,436,460	—	1,335,668	100,792
Loans receivable, net of allowance for loan losses	4,281,241	4,285,537	—	—	4,285,537
FHLB, Federal Reserve Bank and other stock	82,002	82,002	—	82,002	—
Derivatives	7,552	7,552	—	7,509	43
Liabilities:
Deposits	$4,532,538	$4,540,507	$2,820,875	$1,719,632	$—
FHLB advances	1,618,000	1,619,858	1,298,000	321,858	—
Other borrowings	88,250	92,069	66,944	25,125	—
Subordinated debt	110,000	111,925	—	111,925	—
Derivatives	9,716	9,716	—	9,716	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$365,760	$—	$365,760
Corporate notes	—	35,322	—	35,322
Equity securities	17,863	—	—	17,863
Derivatives (1)	—	10,868	70	10,938
Loans held for sale – fair value option	—	1,680,010	—	1,680,010
Total assets - recurring fair value measurements	$17,863	$2,091,960	$70	$2,109,893
Liabilities
Derivatives (2)	$—	$16,951	$—	$16,951
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $4,842	$—	$—	$6,619	$6,619
Other real estate owned	—	—	2,975	2,975
Total assets - nonrecurring fair value measurements	$—	$—	$9,594	$9,594

	December 31, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014 are summarized as follows.

	Three Months Ended September 30,
	2015	2014
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at July 1	$71	$54
Issuances	70	35
Settlements	(71)	(54)
Balance at September 30	$70	$35

	Nine Months Ended September 30,
	2015	2014
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1	$43	$240
Issuances	228	192
Settlements	(201)	(397)
Balance at September 30	$70	$35

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and nine months ended September 30, 2015 and 2014.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2015 and December 31, 2014 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$6,619	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	2,975	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	70	Adjusted market bid	Pull-through rate	92%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$2,380	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	9,149	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	43	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell.

(3)	Presented as a percentage of the value determined by appraisal.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and nine months ended September 30, 2015 and 2014, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $1.3 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At September 30, 2015 and December 31, 2014, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan to a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At September 30, 2015, Customers had 52 interest rate swaps with an aggregate notional amount of $394.3 million related to this program. At December 31, 2014, Customers had 44 interest rate swaps with an aggregate notional amount of $251.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2015 and December 31, 2014, Customers had an outstanding notional balance of residential mortgage loan commitments of $4.3 million and $3.8 million, respectively.
Customers also purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At September 30, 2015 and December 31, 2014, Customers had an outstanding notional balance of credit derivatives of $19.4 million and $13.4 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers' derivative financial instruments as well as their classification on the balance sheet as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$5,786
Total		$—		$5,786
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,676	Other liabilities	$11,165
Credit contracts	Other assets	192	Other liabilities	—
Residential mortgage loan commitments	Other assets	70	Other liabilities	—
Total		$10,938		$11,165

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$1,945
Total		$—		$1,945
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$7,332	Other liabilities	$7,771
Credit contracts	Other assets	177	Other liabilities	—
Residential mortgage loan commitments	Other assets	43	Other liabilities	—
Total		$7,552		$7,771

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$192
Credit contracts	Other non-interest income	51
Residential mortgage loan commitments	Mortgage loan and banking income	(1)
Total		$242

	Three Months Ended September 30, 2014
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$47
Credit contracts	Other non-interest income	(4)
Residential mortgage loan commitments	Mortgage loan and banking income	(19)
Total		$24

	Nine Months Ended September 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$902
Credit contracts	Other non-interest income	15
Residential mortgage loan commitments	Mortgage loan and banking income	27
Total		$944

	Nine Months Ended September 30, 2014
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$686
Credit contracts	Other non-interest income	(139)
Residential mortgage loan commitments	Mortgage loan and banking income	(205)
Total		$342

	Three Months Ended September 30, 2015
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,464)	Interest expense	$—

	Three Months Ended September 30, 2014
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$426	Interest expense	$—

	Nine Months Ended September 30, 2015
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(2,353)	Interest expense	$—

	Nine Months Ended September 30, 2014
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(196)	Interest expense	$—

(1)	Net of taxes
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of September 30, 2015, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $17.3 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at September 30, 2015 had posted $17.2 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At September 30, 2015

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At September 30, 2015

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$16,951	$—	$16,951	$—	$16,951	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2014

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$192	$—	$192	$192	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2014

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,703	$—	$9,703	$192	$9,511	$—

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers financial condition and results of operations as of and for the three and nine months ended September 30, 2015. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2014 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended September 30, 2015.
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
Third Quarter Events of Note
Customers Bancorp continued its strong financial performance through third quarter 2015. Financial results for third quarter 2015 included earnings of $14.3 million, a record high, or $0.50 per diluted share. Customers continued its planned strategy to moderate its balance sheet growth, with total assets of $7.6 billion largely unchanged at September 30, 2015 compared to June 30, 2015. Total loans, including loans held for sale, also remained relatively flat at $6.5 billion, with increases in multi-family loans of $136 million, commercial and industrial loans (including owner occupied commercial real estate) of $48 million, and non-owner occupied real estate loans of $17 million, offset by a seasonal decrease in loans to mortgage companies of $266 million.
Asset quality remained strong and capital ratios exceeded levels established for “well-capitalized” banks and bank holding companies at September 30, 2015. The return on average common equity was 11.83% for third quarter 2015, and the return on average assets was 0.82%. During third quarter 2015, Customers sold approximately $36 million of multi-family loans in market based transactions which resulted in a gain on sale of approximately $0.4 million.

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net income available to common shareholders increased $2.6 million, or 22.7%, to $14.3 million for the three months ended September 30, 2015, compared to $11.7 million for the three months ended September 30, 2014. The increased net income available to common shareholders resulted from an increase in net interest income of $9.7 million, largely reflecting the loan portfolio growth of the past year, a reduction in provision expense of $2.9 million, an increase in non-interest income of $1.1 million, offset in part by an increase in non-interest expense of $5.6 million, an increase in income tax expense of $4.5 million, and the accrual of preferred stock dividends of $1.0 million.
Net interest income increased $9.7 million, or 24.2%, for the three months ended September 30, 2015 to $49.9 million, compared to $40.2 million for the three months ended September 30, 2014. This increase resulted principally from higher average loan balances (loans and loans held for sale) of $1.4 billion and increased prepayment fees received on multi-family loans and dividends on FHLB stock.
The provision for loan losses decreased $2.9 million to $2.1 million for the three months ended September 30, 2015, compared to $5.0 million for the same period in 2014. The third quarter 2015 provision for loan losses of $2.1 million includes a $1.2 million provision for net growth in the held-for-investment loan portfolio (predominately multi-family loans) and a net provision of approximately $0.9 million primarily for estimated credit quality deterioration identified with loans considered impaired as of September 30, 2015.
Non-interest income increased $1.1 million during the three months ended September 30, 2015 to $6.2 million, compared to $5.1 million for the three months ended September 30, 2014. This increase resulted primarily from increased mortgage warehouse transactional fees of $0.6 million as a result of higher processing volume and a $0.4 million gain realized from the sale of multi-family loans.
Non-interest expense increased $5.6 million during the three months ended September 30, 2015 to $30.3 million, compared to $24.7 million during the three months ended September 30, 2014 primarily resulting from the loan portfolio growth over the past year, requiring increased staffing for loan origination and administrative support, higher occupancy expense, and technology fees (up $3.1 million), increased other real estate owned ("OREO") expense principally due to the non-guaranteed portion of losses recognized on OREO write-downs during third quarter 2015 (up $1.1 million), and increased professional services related to fees paid for the FHLB letter of credit used to collateralize municipal deposits and consulting fees paid for loan reviews, legal services, and outsourcing of certain accounting and internal audit work (up $1.0 million).
Income tax expense increased $4.5 million in the three months ended September 30, 2015 to $8.4 million, compared to $3.9 million in the same period of 2014. The increase in income tax expense was driven primarily from increased taxable income of $8.1 million in third quarter 2015 and an adjustment recorded in third quarter 2014 that reduced income tax expense as a result of a return to provision and deferred tax analysis performed during that period.
Preferred stock dividends increased $1.0 million in third quarter 2015 due to the accrual of dividends on Customers' Series C Preferred Stock issued on May 18, 2015.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$312,286	$202	0.26%	$244,013	$154	0.25%
Investment securities (A)	377,157	2,283	2.42	421,213	2,361	2.24
Loans held for sale	1,720,863	14,006	3.23	1,014,068	8,503	3.33
Loans (B)	4,648,986	46,291	3.95	3,977,407	39,640	3.96
Other interest-earning assets	67,299	954	5.62	83,313	640	3.05
Total interest earning assets	7,126,591	63,736	3.55%	5,740,014	51,298	3.55%
Non-interest earning assets	260,659			238,223
Total assets	$7,387,250			$5,978,237
Liabilities
Interest checking	$135,539	177	0.52%	$58,734	94	0.63%
Money market deposit accounts	2,490,617	3,166	0.50	1,741,007	2,599	0.59
Other savings	35,089	23	0.26	42,117	43	0.40
Certificates of deposit	2,277,072	5,656	0.99	1,426,644	3,443	0.96
Total interest bearing deposits	4,938,317	9,022	0.72	3,268,502	6,179	0.75
Borrowings	1,218,242	4,780	1.56	1,674,576	4,905	1.17
Total interest-bearing liabilities	6,156,559	13,802	0.89	4,943,078	11,084	0.89
Non-interest-bearing deposits	675,455			596,497
Total deposits & borrowings	6,832,014		0.80	5,539,575		0.79
Other non-interest bearing liabilities	19,998			16,596
Total liabilities	6,852,012			5,556,171
Shareholders’ Equity	535,238			422,066
Total liabilities and shareholders’ equity	$7,387,250			$5,978,237
Net interest earnings		49,934			40,214
Tax-equivalent adjustment (C)		105			104
Net interest earnings		$50,039			$40,318
Interest spread			2.75%			2.75%
Net interest margin			2.78%			2.78%
Net interest margin tax equivalent (C)			2.79%			2.79%

(A)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

	Three Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$4	$44	$48
Investment securities	182	(260)	(78)
Loans held for sale	(259)	5,762	5,503
Loans	(39)	6,690	6,651
Other interest-earning assets	456	(142)	314
Total interest income	344	12,094	12,438
Interest expense:
Interest checking	(20)	103	83
Money market deposit accounts	(428)	995	567
Savings	(14)	(6)	(20)
Certificates of deposit	102	2,111	2,213
Total interest bearing deposits	(360)	3,203	2,843
Borrowings	1,418	(1,543)	(125)
Total interest expense	1,058	1,660	2,718
Net interest income	$(714)	$10,434	$9,720
Net interest income for the three months ended September 30, 2015 was $49.9 million, an increase of $9.7 million, or 24.2%, when compared to net interest income of $40.2 million for the three months ended September 30, 2014. This net increase was primarily the result of an increase of $706.8 million in the average balance of "Loans held for sale" driven by increased lending activity to mortgage companies during 2015 and an increase of $671.6 million in the average balance of "Loans." Within “Loans,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$272.9 million increase in the average balance of multi-family loans; and

•	$419.3 million increase in the average balance of other commercial loans, including owner occupied commercial real estate loans.
The increases in loan volume were the result of focused efforts by Customers' lending teams to execute an organic growth strategy.
Interest expense on total interest-bearing deposits increased $2.8 million in third quarter 2015 compared to third quarter 2014. This increase resulted from increased deposit volume as average interest-bearing deposits increased $1.7 billion for the three months ended September 30, 2015 compared to average interest-bearing deposits for the three months ended September 30, 2014, and the average rate on interest-bearing deposits decreased 3 basis points for the third quarter 2015.
Interest expense on borrowings decreased $0.1 million as deposit growth reduced the need for borrowings. Average borrowings for the three months ended September 30, 2015 decreased by $456.3 million when compared to average borrowings for the three months ended September 30, 2014. The 39 basis point increase in the related average rate was due to a lower mix of lower-rate overnight borrowings due to deposit growth reducing the need for short-term borrowings.

Customers’ net interest margin (tax equivalent) was unchanged at 2.79% for the three months ended September 30, 2015 and September 30, 2014. The flat net interest margin resulted from a 6 basis point reduction in portfolio yields offset by increases in prepayment fees on multi-family loans and FHLB dividends of $1.3 million, or approximately 6 basis points.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to assess and measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2015, approximately $13.8 million, or 0.2%, of the loan portfolio including loans held for sale, was covered under loss sharing agreements with the FDIC. Decreases in the estimated cash flows on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. Decreases in the valuations of other real estate owned covered by the loss sharing agreements are recorded net of the estimated FDIC receivable resulting from the valuation allowance as an increase to other real estate owned expense (a component of non-interest expense). The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses on the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for commercial loans expired in third quarter 2015 and no significant write-downs of the indemnification asset were required. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions ("the Clawback Liability”). Due to receipt of cash payments on the covered assets in excess of expectations, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. As of September 30, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease. The clawback liability is contractually due to be paid to the FDIC subsequent to expiration of the agreements in 2020.
The provision for loan losses decreased by $2.9 million to $2.1 million for the three months ended September 30, 2015, compared to $5.0 million for the same period in 2014. The third quarter 2015 provision for loan losses of $2.1 million includes a $1.2 million provision for net growth in the held-for-investment loan portfolio (predominately multi-family loans) and a net provision of approximately $0.9 million primarily for estimated credit quality deterioration identified with loans considered impaired as of September 30, 2015.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
(amounts in thousands)
Mortgage warehouse transactional fees	$2,792	$2,154
Bank-owned life insurance	1,177	976
Gain on sale of loans	1,131	695
Deposit fees	265	192
Mortgage loans and banking income	167	212
Gain (loss) on sale of investment securities	(16)	—
Other	655	873
Total non-interest income	$6,171	$5,102
Non-interest income increased $1.1 million during the three months ended September 30, 2015 to $6.2 million, compared to $5.1 million for the three months ended September 30, 2014. The increase in third quarter 2015 was primarily attributable to an increase of $0.6 million in mortgage warehouse transactional fees as a result of higher processing volume and a $0.4 million gain realized from the sale of multi-family loans.
Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
(amounts in thousands)
Salaries and employee benefits	$14,981	$12,070
FDIC assessments, taxes, and regulatory fees	3,222	3,320
Professional services	2,673	1,671
Technology, communication and bank operations	2,422	2,297
Occupancy	2,169	2,119
Other real estate owned	1,722	603
Advertising and promotion	330	261
Loan workout	285	388
Other	2,503	1,950
Total non-interest expense	$30,307	$24,679
Non-interest expense was $30.3 million for the three months ended September 30, 2015, an increase of $5.6 million from non-interest expense of $24.7 million for the three months ended September 30, 2014.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $2.9 million, or 24.1%, to $15.0 million for the three months ended September 30, 2015. The primary reason for this increase was an increase in the number of employees to 484 full-time equivalents at September 30, 2015 from 400 full-time equivalents at September 30, 2014. This was directly related to the need for additional employees to support our organic growth. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios and the increased deposits.
Professional services expense increased by $1.0 million, or 60.0%, to $2.7 million for the three months ended September 30, 2015 from $1.7 million for the three months ended September 30, 2014. This increase was primarily attributable to increased professional services related to fees paid for the FHLB letter of credit used to collateralize municipal deposits and consulting fees paid for loan reviews, legal services, and outsourcing of certain accounting and internal audit work.
Other real estate owned expense increased by $1.1 million, or 185.6%, to $1.7 million for the three months ended September 30, 2015 from $0.6 million for the three months ended September 30, 2014. This increase was primarily attributable to the non-guaranteed portion of losses recognized on real estate owned resulting from valuation adjustments.

Other expense increased by $0.6 million, or 28.4% to $2.5 million for the three months ended September 30, 2015 from $2.0 million for the three months ended September 30, 2014. Customers' experienced higher levels of miscellaneous expenses resulting from the organic growth experienced over the past year, increased staffing, and other activities associated with business development.
Income Taxes
Income tax expense increased $4.5 million in the three months ended September 30, 2015 to $8.4 million, compared to $3.9 million in the same period of 2014. The increase in income tax expense was driven primarily from increased taxable income of $8.1 million in third quarter 2015 and an adjustment recorded in third quarter 2014 that reduced income tax expense by $1.5 million as a result of a return to provision and deferred tax analysis performed during that period.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net income available to common shareholders increased $9.3 million, or 30.9%, to $39.3 million for the nine months ended September 30, 2015, compared to $30.0 million for the nine months ended September 30, 2014. The increased net income available to common shareholders resulted from an increase in net interest income of $35.9 million, largely reflecting the loan portfolio growth of the past year, offset in part by an increase in the provision for loan losses of $2.1 million, a decrease in non-interest income of $1.0 million, an increase in non-interest expense of $12.4 million, an increase in income tax expense of $9.6 million, and the accrual of preferred stock dividends of $1.5 million.
Net interest income increased $35.9 million, or 33.6%, for the nine months ended September 30, 2015 to $142.8 million, compared to $106.9 million for the nine months ended September 30, 2014. This increase resulted principally from an increase in average loan balances (loans and loans held for sale) of $1.8 billion offset in part by a slightly more narrow (8 basis points)net interest margin.
The provision for loan losses increased by $2.1 million to $14.4 million for the nine months ended September 30, 2015, compared to $12.3 million for the same period in 2014. The provision for loan losses of $14.4 million includes $3.4 million for growth and change in mix of the held for investment loan portfolio, $9.7 million for decreased valuation estimates on property collateralizing impaired loans, including $6.0 million of reserves set aside for an isolated case of fraudulent activity in second quarter 2015, and $3.8 million predominantly for increases in amounts estimated to be paid to the FDIC related to the assisted transactions completed in 2010 for the clawback liability and reimbursement to the FDIC of collections of previously charged-off loans, offset in part by a $2.4 million provision release primarily resulting from the Bank's low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates.
Non-interest income decreased $1.0 million during the nine months ended September 30, 2015 to $18.3 million, compared to $19.3 million for the nine months ended September 30, 2014. The decrease in the nine months ended September 30, 2015 was primarily attributable to gains realized from sales of investment securities of $3.2 million and higher mortgage loan and banking income of $1.6 million related to the gain on sale of residential mortgage loans during the nine months ended September 30, 2014, partially offset by increased mortgage warehouse transactional fees of $1.7 million and increased gains realized from sales of multi-family and SBA loans of $1.9 million during the nine months ended September 30, 2015.
Non-interest expense increased $12.4 million during the nine months ended September 30, 2015 to $83.4 million, compared to $71.1 million during the nine months ended September 30, 2014 primarily as a result of the $1.8 billion growth in average loan balances (loans and loans held for sale) during the period, requiring increased staffing for loan origination and administrative support of approximately $10.4 million, increased occupancy, technology and professional services expenses of $3.0 million, and higher levels of other operating expenses of $0.7 million resulting from the organic growth, increased staffing, and other activities associated with business development. These increases were offset in part by a $1.0 million decrease in FDIC assessments, taxes, and regulatory fees primarily due to an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million during second quarter 2015 and a decrease of $0.8 million in loan workout as workout costs are decreasing driven by declining problem loans and recoveries of past expenses.
Income tax expense increased $9.6 million in the nine months ended September 30, 2015 to $22.5 million, compared to $12.9 million in the same period of 2014. The increase in income tax expense was driven primarily from increased taxable income of $20.4 million in the first nine months of 2015 and an adjustment recorded in third quarter 2014 that reduced income tax expense by $1.5 million as a result of a return to provision and deferred tax analysis performed during that period.
Preferred stock dividends increased $1.5 million in the nine months ended September 30, 2015 due to the new requirements to pay dividends on Customers' Series C Preferred Stock, issued on May 18, 2015.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$295,485	$566	0.26%	$214,215	$403	0.25%
Investment securities (A)	389,253	6,899	2.36	461,708	7,944	2.29
Loans held for sale	1,594,942	38,428	3.22	787,509	20,301	3.45
Loans (B)	4,472,704	132,185	3.95	3,458,930	103,216	3.99
Other interest-earning assets	73,368	4,059	7.40	61,961	1,402	3.03
Total interest earning assets	6,825,752	182,137	3.57%	4,984,323	133,266	3.57%
Non-interest earning assets	268,799			220,389
Total assets	$7,094,551			$5,204,712
Liabilities
Interest checking	$119,472	495	0.55%	$58,479	240	0.55%
Money market deposit accounts	2,336,667	9,244	0.53	1,594,472	7,315	0.61
Other savings	35,462	87	0.33	41,920	133	0.42
Certificates of deposit	1,997,640	14,867	0.99	1,333,594	9,633	0.97
Total interest bearing deposits	4,489,241	24,693	0.74	3,028,465	17,321	0.76
Borrowings	1,399,478	14,622	1.40	1,136,675	9,008	1.06
Total interest-bearing liabilities	5,888,719	39,315	0.89	4,165,140	26,329	0.84
Non-interest-bearing deposits	684,466			615,956
Total deposits & borrowings	6,573,185		0.80	4,781,096		0.74
Other non-interest bearing liabilities	26,025			14,963
Total liabilities	6,599,210			4,796,059
Shareholders’ Equity	495,341			408,653
Total liabilities and shareholders’ equity	$7,094,551			$5,204,712
Net interest earnings		142,822			106,937
Tax-equivalent adjustment (C)		337			290
Net interest earnings		$143,159			$107,227
Interest spread			2.77%			2.84%
Net interest margin			2.80%			2.87%
Net interest margin tax equivalent (C)			2.80%			2.88%

(A)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

	Nine Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$8	$155	$163
Investment securities	232	(1,277)	(1,045)
Loans held for sale	(1,411)	19,538	18,127
Loans	(991)	29,960	28,969
Other interest-earning assets	2,356	301	2,657
Total interest income	194	48,677	48,871
Interest expense:
Interest checking	3	252	255
Money market deposit accounts	(1,115)	3,044	1,929
Savings	(27)	(19)	(46)
Certificates of deposit	300	4,934	5,234
Total interest bearing deposits	(839)	8,211	7,372
Borrowings	3,255	2,359	5,614
Total interest expense	2,416	10,570	12,986
Net interest income	$(2,222)	$38,107	$35,885
Net interest income for the nine months ended September 30, 2015 was $142.8 million, an increase of $35.9 million, or 33.6%, when compared to net interest income of $106.9 million for the nine months ended September 30, 2014. This net increase was primarily the result of an increase of $807.4 million in the average balance of "Loans held for sale" driven by increased lending activity to mortgage companies during 2015 and an increase of $1.0 billion in the average balance of "Loans." Within “Loans,” changes in the following categories primarily were responsible for the net increase in loan volume:

•	$557.0 million increase in the average balance of multi-family loans; and

•	$527.0 million increase in the average balance of other commercial loans including owner occupied commercial real estate loans.
These particular increases in loan volume were the result of concentrated efforts by the Bank's lending teams to execute an organic growth strategy.
Interest expense on total interest-bearing deposits increased $7.4 million for the first nine months of 2015 compared to the first nine months of 2014. This increase primarily resulted from increased deposit volume as average interest-bearing deposits for the nine months ended September 30, 2015 increased by $1.5 billion when compared to average interest-bearing deposits for the nine months ended September 30, 2014, offset in part by a decrease in the average rate on interest-bearing deposits of 2 basis points for the first nine months of 2015.
Borrowings also had a significant effect on net interest income due to increased volume as well as a 34 basis-point increase in the average rate primarily due to the issuance in June 2014 of $110.0 million of subordinated debt bearing an interest rate of 6.125% and $25.0 million of senior debt with an interest rate of 4.625%. In addition, there was an increase in average FHLB borrowings of $162.6 million accompanied by a 40 basis-point increase in the related average rate.

Customers’ net interest margin (tax equivalent) decreased 8 basis points to 2.80% for the nine months months ended September 30, 2015 when compared to the net interest margin (tax equivalent) of 2.88% for the same period in 2014. The decrease was primarily due to higher volumes on the lower-yielding mortgage warehouse held-for-sale portfolio and debt issuances of $110.0 million and $25.0 million in June 2014. Increased prepayment fees and dividends received from the FHLB during the first nine months of 2015 of $4.0 million partially offset the decrease.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. At September 30, 2015, approximately $13.8 million, or 0.2% of the loan portfolio including loans held for sale, was covered under loss sharing agreements with the FDIC. Decreases in the estimated cash flows on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. Decreases in the valuations of other real estate owned covered by the loss sharing agreements are recorded net of the estimated FDIC receivable resulting from the valuation increase as an increase to other real estate owned expense (a component of non-interest expense). The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses on the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for commercial loans expired in third quarter 2015 and no significant write-downs of the indemnification asset were required. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a clawback liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to continued cash payments on the covered assets in excess of expectations, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. As of September 30, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.
The provision for loan losses increased by $2.1 million to $14.4 million for the nine months ended September 30, 2015, compared to a provision of $12.3 million for the same period in 2014. The provision for loan losses of $14.4 million includes $3.4 million for growth and change in mix of the held for investment loan portfolio, $9.7 million for decreased valuation estimates on property collateralizing impaired loans, including $6.0 million of reserves set aside for an isolated case of fraudulent activity in second quarter 2015, and $3.8 million predominantly for increases in amounts estimated to be paid to the FDIC related to the assisted transactions completed in 2010 for the clawback liability and reimbursement to the FDIC of collections of previously charged-off loans, offset in part by a $2.4 million provision release primarily resulting from the Bank's low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

Non-Interest Income
The table below presents the components of non-interest income for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
(amounts in thousands)
Mortgage warehouse transactional fees	$7,864	$6,128
Bank-owned life insurance	3,407	2,646
Gain on sale of loans	3,189	1,266
Deposit fees	691	618
Mortgage loans and banking income	605	2,175
Gain (loss) on sale of investment securities	(85)	3,191
Other	2,626	3,298
Total non-interest income	$18,297	$19,322
Non-interest income decreased $1.0 million during the nine months ended September 30, 2015 to $18.3 million, compared to $19.3 million for the nine months ended September 30, 2014. The decrease was primarily attributable to gains realized from the sale of investment securities in the first nine months of 2014 of $3.2 million, higher mortgage loan and banking income of $1.6 million related to the gain on sale of mortgage loans during the first nine months of 2014 and increased other income of $0.7 million primarily due to management advisory fees recognized in the first nine months of 2014 in conjunction with an equity investment in a foreign entity. These decreases were partially offset by increased mortgage warehouse transactional fees of $1.7 million driven by higher volumes of mortgage warehouse transactions, increased gains realized from sales of multi-family and SBA loans of $1.9 million, and increased income from bank-owned life insurance of $0.8 million resulting from additional investments during the first nine months of 2015.
Non-Interest Expense
The table below presents the components of non-interest expense for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
(amounts in thousands)
Salaries and employee benefits	$43,381	$33,012
FDIC assessments, taxes, and regulatory fees	7,495	8,529
Professional services	7,378	5,834
Technology, communication and bank operations	7,791	6,767
Occupancy	6,469	6,061
Other real estate owned	2,026	1,845
Advertising and promotion	1,106	1,104
Loan workout	541	1,306
Other	7,245	6,592
Total non-interest expense	$83,432	$71,050
Non-interest expense was $83.4 million for the nine months ended September 30, 2015, an increase of $12.4 million from non-interest expense of $71.1 million for the nine months ended September 30, 2014.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $10.4 million, or 31.4%, to $43.4 million for the nine months ended September 30, 2015. The primary reason for this increase was an increase in the number of employees to 484 full-time equivalents at September 30, 2015 from 400 full-time equivalents at September 30, 2014. This was directly related to the need for additional employees to support our organic growth. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios and the increased deposits.

FDIC assessments, taxes, and regulatory fees decreased by $1.0 million, or 12.1%, to $7.5 million for the nine months ended September 30, 2015 from $8.5 million for the nine months ended September 30, 2014. The primary reason for this decrease was due to an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million recorded in second quarter 2015 offset in part by increased deposit premiums and other regulatory and filing fees.
Professional services expense increased by $1.5 million, or 26.5%, to $7.4 million for the nine months ended September 30, 2015 from $5.8 million for the nine months ended September 30, 2014. This increase was primarily attributable to costs incurred for BankMobile, increased professional services related to fees paid for the FHLB letter of credit used to collateralize municipal deposits, and other professional service expenses driven by the organic growth of the Bank.
Technology, communication and bank operations increased by $1.0 million, or 15.1%, to $7.8 million for the nine months ended September 30, 2015 from $6.8 million for the nine months ended September 30, 2014. This increase was primarily attributable to costs incurred for BankMobile and other technology related expenses driven by the organic growth of the Bank.
Occupancy expense increased by $0.4 million, or 6.7%, to $6.5 million for the nine months ended September 30, 2015 from $6.1 million for the nine months ended September 30, 2014. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.
Other real estate owned expense increased by $0.2 million, or 9.8%, to $2.0 million for the nine months ended September 30, 2015 from $1.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to the non-guaranteed portion of losses recognized on real estate owned valuation adjustments, offset in part by reduced holding expenses and losses realized from the sale of other real estate owned in the first nine month of 2015.
Loan workout expense decreased by $0.8 million, or 58.6%, to $0.5 million for the nine months ended September 30, 2015 from $1.3 million for the nine months ended September 30, 2014. The decrease was attributable to lower workout costs driven by reduced levels of non-performing loans and recoveries of prior expenses incurred on two resolved loans during the nine months ended September 30, 2015.
Other expense increased by $0.7 million, or 9.9%, to $7.2 million for the nine months ended September 30, 2015 from $6.6 million for the nine months ended September 30, 2014. Customers' experienced higher levels of miscellaneous expenses resulting from the organic growth experienced over the past year, increased staffing, and other activities associated with business development.
Income Taxes
Income tax expense increased $9.6 million in the nine months ended September 30, 2015 to $22.5 million, compared to $12.9 million in the same period of 2014. The increase in the income tax expense was driven primarily from increased taxable income of $20.4 million in the first nine months of 2015 and an adjustment recorded in third quarter 2014 that reduced income tax expense by $1.5 million as a result of a return to provision and deferred tax analysis performed during that period.

Financial Condition
General
Total assets were $7.6 billion at September 30, 2015. This represented a $0.8 billion, or 11.3%, increase from total assets of $6.8 billion at December 31, 2014. The major change in Customers' financial position occurred as the result of organic growth in our loan portfolio, which increased by $0.8 billion, or 13.1%, to $6.5 billion at September 30, 2015. The main driver was the growth of commercial loans held for investment, which increased $0.5 billion, or 12.7%, to $4.4 billion at September 30, 2015 compared to $3.9 billion at December 31, 2014. Mortgage warehouse loans increased $0.3 billion (up to $1.7 billion at September 30, 2015 compared to $1.3 billion at December 31, 2014) as a result of higher levels of refinance activity and seasonal increases in home buying activity.
Total liabilities were $7.1 billion at September 30, 2015. This represented a $0.7 billion, or 10.6%, increase from $6.4 billion at December 31, 2014. The increase in total liabilities resulted from increased deposits at September 30, 2015 compared to December 31, 2014. Total deposits increased by $1.3 billion, or 27.6%, to $5.8 billion at September 30, 2015 from $4.5 billion at December 31, 2014. Deposits are obtained primarily from within the Bank’s geographic service area and through wholesale and broker networks. Broker networks provide low-cost funding alternatives to retail deposits and increase the diversity of the

Bank’s sources of funds. The increase in bank deposits was largely due to growth in municipal certificates of deposit of $0.5 billion, money market deposit accounts of $0.4 billion, and non-interest bearing deposits of $0.2 billion.
The following table sets forth certain key condensed balance sheet data:

	September 30, 2015	December 31, 2014
(amounts in thousands)
Cash and cash equivalents	$383,399	$371,023
Investment securities, available for sale	418,945	416,685
Loans held for sale (includes $1,680,010 and $1,335,668, respectively, at fair value)	1,730,002	1,435,459
Loans receivable	4,769,102	4,312,173
Allowance for loan losses	(33,823)	(30,932)
Total assets	7,599,471	6,825,370
Total deposits	5,785,194	4,532,538
Federal funds purchased	50,000	—
FHLB advances	985,900	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Total liabilities	7,061,493	6,382,225
Total shareholders’ equity	537,978	443,145
Total liabilities and shareholders’ equity	7,599,471	6,825,370
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $80.5 million at September 30, 2015. This represents a $17.7 million increase from $62.7 million at December 31, 2014. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $302.9 million and $308.3 million at September 30, 2015 and December 31, 2014, respectively.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At September 30, 2015, investments consisted of mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At September 30, 2015, investment securities were $418.9 million compared to $416.7 million at December 31, 2014. The increase was primarily the net result of purchases of $69.4 million offset by maturities, sales and principal repayments of $61.8 million and declines in fair values of $4.6 million during the nine months ended September 30, 2015.
Loans
Existing lending relationships are primarily with small businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The portfolio of loans to mortgage banking companies is nation-wide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family, commercial and industrial, including owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans. The Bank continues to focus on small business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:

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
The small-business banking platform originates loans, including Small Business Administration ("SBA") loans, through the branch network sales force and a team of dedicated small business relationship managers. The support administration of this platform is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for the Bank’s sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
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
The goal of the lending to mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The residential loans are taken as collateral for the Bank’s loans. As of September 30, 2015, loans in the warehouse lending portfolio totaled $1.7 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2015, the Bank had multi-family loans of $2.5 billion outstanding, making up approximately 37.8% of the Bank’s total loan portfolio, compared to $2.3 billion, or approximately 40.2% of the total loan portfolio at December 31, 2014.
As of September 30, 2015, the Bank had $6.1 billion in commercial loans outstanding, totaling approximately 93.9% of its total loan portfolio, which includes loans held for sale, compared to $5.3 billion, composing approximately 92.5% at December 31, 2014.
Consumer Lending
The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. As of September 30, 2015, the Bank had $394.6 million in consumer loans outstanding, or 6.1%, of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
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

The composition of loans held for sale as of September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,677,995	$1,332,019
Multi-family loans at lower of cost or fair value	49,992	99,791
Total commercial loans held for sale	1,727,987	1,431,810
Consumer loans:
Residential mortgage loans at fair value	2,015	3,649
Loans held for sale	$1,730,002	$1,435,459

Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $454.0 million to $4.7 billion at September 30, 2015 from $4.3 billion at December 31, 2014. Loans receivable as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
(amounts in thousands)
Commercial:
Multi-family	$2,405,400	$2,206,403
Commercial and industrial (including owner occupied commercial real estate)	967,958	777,220
Commercial real estate non-owner occupied	912,971	827,940
Construction	89,616	44,642
Total commercial loans	4,375,945	3,856,205
Consumer:
Residential real estate	260,967	285,003
Manufactured housing	116,742	126,731
Other	1,076	1,541
Total consumer loans	378,785	413,275
Total loans receivable not covered under FDIC loss sharing agreements	4,754,730	4,269,480

Commercial:
Multi-family	—	2,002
Commercial and industrial (including owner occupied commercial real estate)	—	8,449
Commercial real estate non-owner occupied	—	11,370
Construction	—	5,076
Total commercial loans	—	26,897
Consumer:
Residential real estate	11,181	12,392
Other	2,668	2,892
Total consumer loans	13,849	15,284
Total loans receivable covered under FDIC loss sharing agreements (1)	13,849	42,181
Total loans receivable	4,768,579	4,311,661
Deferred costs and unamortized premiums, net	523	512
Allowance for loan losses	(33,823)	(30,932)
Loans receivable, net of allowance for loan losses	$4,735,279	$4,281,241

(1)
Loans that were acquired in two FDIC assisted transactions and are covered under loss sharing arrangements with the FDIC are referred to as “covered loans” throughout this Management’s Discussion and Analysis. The period to submit losses under the FDIC loss sharing arrangements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing arrangements for single family loans expires in third quarter 2017.

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
The provision for loan losses was $2.1 million and $5.0 million for the three months ended September 30, 2015 and 2014, respectively. The provision for loan losses was $14.4 million and $12.3 million for the nine months ended September 30, 2015 and 2014, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $33.8 million, or 0.71% of non-covered loans receivable at September 30, 2015, $30.9 million, or 0.72% of non-covered loans receivable at December 31, 2014, and $31.1 million, or 0.76% of non-covered loans receivable at September 30, 2014. The coverage ratio decreased from December 31, 2014 primarily due to continued growth of the multi-family and commercial real estate portfolios, which have lower reserving factors based on continued sustained performance and historical payment experience than commercial loans. Net charge-offs were $7.7 million for the nine months ended September 30, 2015, an increase of $5.9 million compared to the same period in 2014. The increase in net charge offs was driven by the identification of a fraudulent loan that was specifically reserved for in second quarter 2015 and partially charged off during third quarter 2015 (of the $6.0 million specific reserve recorded in second quarter 2015, $5.3 million was charged off in third quarter 2015). The Bank had approximately $13.8 million in loans that were covered under loss share arrangements with the FDIC as of September 30, 2015 compared to $42.2 million as of December 31, 2014 and $44.5 million as of September 30, 2014. The decrease in covered loans as of September 30, 2015 was primarily driven by the expiration of the period to submit losses under the FDIC loss sharing agreements for commercial loans in third quarter 2015. and the classification of such loans as "non-covered". The Bank continues to consider the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.
The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.
Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(amounts in thousands)
Balance at the beginning of the period	$37,491	$28,186	$30,932	$23,998
Loan charge-offs
Commercial and industrial	5,559	91	6,793	536
Commercial real estate owner occupied	35	64	378	318
Commercial real estate non-owner occupied	82	214	327	1,120
Construction	0	284	1,064	284
Residential real estate	256	139	282	442
Other consumer	—	—	36	33
Total Charge-offs	5,932	792	8,880	2,733
Loan recoveries
Commercial and industrial	248	67	351	292
Commercial real estate owner occupied	13	85	14	91
Commercial real estate non-owner occupied	—	284	—	304
Construction	8	4	195	7
Residential real estate	—	23	572	265
Other consumer	6	4	91	6
Total Recoveries	275	467	1,223	965
Total net charge-offs	5,657	325	7,657	1,768
Provision for loan losses	1,989	3,222	10,548	8,853
Balance at the end of the period	$33,823	$31,083	$33,823	$31,083
The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb incurred losses. All commercial loans are assigned credit risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans in a timely manner. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses.  During second quarter 2015, the Bank refined its methodology for estimating the general allowance for loan losses. Previously, the general allowance for the portion of the loan portfolio originated after 2009 was based generally on qualitative factors due to insufficient historical loss data on the portfolio. During second quarter 2015, the Bank began using objectively verifiable industry and peer loss data to estimate probable incurred losses as of the balance sheet date for loans originated after 2009 until sufficient internal loss history is available. The same methodology was also adopted for the portion of the loan portfolio originated prior to 2009 that had no loss history over the past two years. See “Asset Quality” for further discussion of the allowance for loan losses.
The Bank's methodology includes an evaluation of loss potential from individual problem credits (potentially impaired loans), as well as a general reserve for the portfolio considering anticipated specific and general economic factors that may positively or adversely affect collectability. This assessment includes a review of changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions that may affect borrowers’ ability to repay, and other factors that may warrant consideration in estimating the reserve. In addition, the Bank's internal auditors, loan review, and various regulatory agencies periodically review the adequacy of the allowance for loan losses as an integral part of their work responsibilities or examination process. The Bank may be asked to recognize additions or reductions to the allowance for loan losses based on their judgments of information available at the time of their examination.
Nearly 80% of the Bank’s multi-family, commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values may have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the ability and willingness of the borrower to service the loan in accordance with its contractual terms. On a quarterly basis, if necessary, the collateral values or discounted cash flow models are used to determine the estimated fair value of the underlying collateral for the estimation of specific reserves for impaired loans. Appraisals used within this evaluation process do not typically age more than one year before a new appraisal is obtained.  For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to determine the fair value of the underlying collateral.
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
Asset Quality
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers further divides originated loans into two categories: those originated prior to the current underwriting standards in 2009 (“Total Legacy Loans”) and those originated subject to those standards post 2009 (“Total Originated Loans”), and purchased loans into two categories: those purchased credit impaired and those not acquired credit impaired. Management believes that this additional information provides for a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan losses. Credit losses from acquired loans are absorbed by the allowance for loan losses and cash reserves, as described below. The schedule below includes both loans held for sale and loans held for investment (loans receivable).

Asset Quality at September 30, 2015

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Legacy Loans
Legacy	$43,218	$41,353	$123	$—	$1,742	$2,811	$4,553	4.03%	9.89%
TDRs	1,960	1,163	—	—	797	—	797	40.66%	40.66%
Total Legacy Loans	45,178	42,516	123	—	2,539	2,811	5,350	5.62%	11.15%

Multi-Family	2,399,387	2,399,387	—	—	—	—	—	—%	—%
Commercial & Industrial (1)	844,814	838,531	—	—	6,283	151	6,434	0.74%	0.76%
Commercial Real Estate Non-Owner Occupied	860,225	855,231	1,047	—	3,947	—	3,947	0.46%	0.46%
Residential	109,730	109,722	—	—	8	—	8	0.01%	0.01%
Construction	89,382	89,382	—	—	—	—	—	—%	—%
Other consumer	152	152	—	—	—	—	—	—%	—%
TDRs	540	540	—	—	—	—	—	—%	—%
Total Originated Loans	4,304,230	4,292,945	1,047	—	10,238	151	10,389	0.24%	0.24%
Acquired Loans
Covered	12,701	11,434	80	—	1,187	516	1,703	9.35%	12.88%
Non-covered	353,749	346,152	3,561	2,814	1,222	4,955	6,177	0.35%	1.72%
TDRs Covered	522	522	—	—	—	—	—	—%	—%
TDRs Non-Covered	7,473	4,440	215	222	2,596	—	2,596	34.74%	34.74%
Total Acquired Loans	374,445	362,548	3,856	3,036	5,005	5,471	10,476	1.34%	2.76%
Acquired PCI Loans
Covered	626	225	—	401	—	—	—	—%	—%
Non-Covered	44,100	35,929	255	7,916	—	—	—	—%	—%
Total Acquired PCI Loans	44,726	36,154	255	8,317	—	—	—	—%	—%
Deferred (fees) costs and unamortized premiums/(discounts), net	523	523	—	—	—	—	—
Total Loans Receivable	4,769,102	4,734,686	5,281	11,353	17,782	8,433	26,215	0.37%	0.55%
Total Loans Held for Sale	1,730,002	1,730,002	—	—	—	—	—
Total Portfolio	$6,499,104	$6,464,688	$5,281	$11,353	$17,782	$8,433	$26,215	0.27%	0.40%
(1) Commercial & industrial loans, including owner occupied commercial real estate.

Asset Quality at September 30, 2015 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
New Century Orig. Loans
Legacy	$43,218	$1,742	$1,223	$—	$1,223	2.83%	70.21%
TDRs	1,960	797	55	—	55	2.81%	6.90%
Total Legacy Loans	45,178	2,539	1,278	—	1,278	2.83%	50.33%

Multi-Family	2,399,387	—	9,206	—	9,206	0.38%	—%
Commercial & Industrial	844,814	6,283	10,187	—	10,187	1.21%	162.14%
Commercial Real Estate Non-Owner Occupied	860,225	3,947	3,521	—	3,521	0.41%	89.21%
Residential	109,730	8	1,876	—	1,876	1.71%	23,450.00%
Construction	89,382	—	1,106	—	1,106	1.24%	—%
Other consumer	152	—	8	—	8	5.26%	—%
TDRs	540	—	5	—	5	0.93%	—%
Total Originated Loans	4,304,230	10,238	25,909	—	25,909	0.60%	253.07%
Acquired Loans
Covered	12,701	1,187	112	—	112	0.88%	9.44%
Non-covered	353,749	1,222	482	1,209	1,691	0.48%	138.38%
TDRs Covered	522	—	—	—	—	—%	—%
TDRs Non-Covered	7,473	2,596	—	—	—	—%	—%
Total Acquired Loans	374,445	5,005	594	1,209	1,803	0.48%	36.02%
Acquired PCI Loans
Covered	626	—	284	—	284	45.37%	—%
Non-Covered	44,100	—	5,758	—	5,758	13.06%	—%
Total Acquired PCI Loans	44,726	—	6,042	—	6,042	13.51%	—%
Deferred (fees) costs and unamortized premiums/(discounts), net	523
Total Loans Held for Investment	4,769,102	17,782	33,823	1,209	35,032	0.73%	197.01%
Total Loans Held for Sale	1,730,002	—	—	—	—
Total Portfolio	$6,499,104	$17,782	$33,823	$1,209	$35,032	0.54%	197.01%
The Bank manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At September 30, 2015 and December 31, 2014, non-performing loans to total loans were 0.27% and 0.20%, respectively. Total reserves to non-performing loans were 197.0% and 289.6%, respectively, at September 30, 2015 and December 31, 2014. The increase in non-performing loans results from a loan determined to have been made based upon fraudulent documents and a few additional borrowers that defaulted on their loan payments. The coverage ratio declined between periods due to a higher level of non-performing loans.
Originated Loans
Originated loans (excluding held-for-sale loans) totaled $4.3 billion, or 66.2%, of total loans at September 30, 2015, compared to $3.8 billion, or 66.7%, at December 31, 2014. The new management team adopted new underwriting standards that management believes better limits risks of loss than the pre-2009, or legacy underwriting standards. Only $10.2 million, or 0.24%, of the post 2009 loans were non-performing at September 30, 2015. Only $2.9 million, or 0.08%, of the post 2009 loans were non-performing at December 31, 2014. The post 2009 originated loans were supported by an allowance for loan losses of $25.9 million (0.60% of post 2009 originated loans) and $21.1 million (0.55% of post 2009 originated loans), respectively, at September 30, 2015 and December 31, 2014. The increase in the non-performing post 2009 originated loans primarily resulted from the $3.7 million net remaining balance of the fraudulent loan reported in second quarter 2015 ($9.0 million original balance less $5.3 million charged off in third quarter 2015).

Legacy Loans
Legacy loans declined $10.0 million to $45.2 million at September 30, 2015, compared to $55.1 million at December 31, 2014. Non-performing Legacy loans decreased slightly from $2.7 million at December 31, 2014 to $2.5 million at September 30, 2015 as Customers continued to workout the losses in this portfolio. The Legacy originated loans were supported by an allowance for loan losses of $1.3 million (2.83% of Legacy loans) and $1.6 million (2.86% of Legacy loans), respectively, at September 30, 2015 and December 31, 2014.
Acquired Loans
At September 30, 2015, the Bank reported $419.2 million of acquired loans, which was 6.4% of total loans, compared to $422.3 million, or 7.4%, of total loans at December 31, 2014. Non-performing acquired loans totaled $5.0 million and $6.0 million at September 30, 2015 and December 31, 2014, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $65.2 million were supported by a $1.2 million cash reserve at September 30, 2015, compared to $70.6 million supported by a cash reserve of $3.0 million at December 31, 2014. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At September 30, 2015, $43.2 million of these loans were outstanding, compared to $47.5 million at December 31, 2014.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $7.8 million (1.87% of total acquired loans) and $11.3 million (2.67% of total acquired loans), respectively, at September 30, 2015 and December 31, 2014.
Held-for-Sale Loans
At September 30, 2015, loans held for sale were $1.7 billion, or 26.6%, of the total loan portfolio, compared to $1.4 billion, or 25.0% of the total loan portfolio at December 31, 2014. The loans held-for-sale portfolio at September 30, 2015 included $1.7 billion of loans to mortgage banking businesses, $50.0 million of multi-family loans and $2.0 million of residential mortgage loans, compared to $1.3 billion of loans to mortgage banking businesses, $99.8 million of multi-family loans and $3.6 million of residential mortgages loans at December 31, 2014. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.
Effective September 30, 2015, Customers Bank transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits grew to $5.8 billion at September 30, 2015, an increase of $1.3 billion, or 27.6%, from $4.5 billion at December 31, 2014. Demand deposits were $924.2 million at September 30, 2015, compared to $617.6 million at December 31, 2014, an increase of $306.6 million, or 49.6%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $2.6 billion at September 30, 2015, an increase of $369.6 million or 16.8%, primarily attributed to an increase in money market accounts, including accounts held by municipalities. Time deposits were $2.3 billion at September 30, 2015, an increase of $576.5 million, or 33.7%. At September 30, 2015, the Bank had $1.2 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program increased $580.9 million, or 100.3% from December 31, 2014.

The components of deposits were as follows at the dates indicated:

	September 30, 2015	December 31, 2014
(amounts in thousands)
Demand	$924,215	$617,638
Savings, including MMDA	2,572,809	2,203,237
Time, $100,000 and over	1,559,456	1,043,265
Time, other	728,714	668,398
Total deposits	$5,785,194	$4,532,538

Borrowings
During the nine months ended September 30, 2015, the Bank borrowed $25.0 million of long-term FHLB advances and repaid $657.1 million of short-term FHLB advances.
Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $94.8 million to $538.0 million at September 30, 2015 when compared to shareholders' equity of $443.1 million at December 31, 2014. The primary components of the increase were as follows:

•	the issuance of 2,300,000 shares of preferred stock on May 18, 2015 with net proceeds of $55.6 million;

•	net income of $40.8 million for the nine months ended September 30, 2015;

•	share-based compensation expense of $3.5 million for the nine months ended September 30, 2015; and

•	the issuance of common stock under share-based compensation arrangements of $1.7 million for the nine months ended September 30, 2015.
These increases were offset in part by:

•	net other comprehensive loss of $5.3 million for the nine months ended September 30, 2015, and

•	the accrual of a 7.00% preferred stock dividend of $1.5 million through September 30, 2015 (of which $1.3 million was paid on September 15, 2015).

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $25.00 per share.

Customers Bancorp will pay dividends on the Series C Preferred Stock only when, as, and if declared by the board of directors or a duly authorized committee of the board and to the extent that it has lawfully available funds to pay dividends. Dividends on the Series C Preferred Stock accrue and are payable quarterly in arrears, on the 15th day of March, June, September, and December of each year, having commenced on September 15, 2015, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum.

Dividends on the Series C Preferred Stock are not cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C Preferred Stock for any future dividend period.

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

On August 24, 2015, Customers Bancorp's board of directors declared a cash dividend on its Series C Preferred Stock of $0.56875 per share. The dividend was paid on September 15, 2015 to shareholders of record on August 31, 2015.
We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At September 30, 2015, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject and were well capitalized.
The capital ratios for the Bank and the Bancorp at September 30, 2015 and December 31, 2014 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$481,277	8.24%	$262,811	4.5%	N/A	N/A
Customers Bank	$549,276	9.45%	$261,566	4.5%	$377,818	6.5%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$667,532	11.43%	$467,219	8.0%	N/A	N/A
Customers Bank	$693,099	11.92%	$465,007	8.0%	$581,259	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$536,846	9.19%	$350,414	6.0%	N/A	N/A
Customers Bank	$549,276	9.45%	$348,755	6.0%	$465,007	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$536,846	7.27%	$295,328	4.0%	N/A	N/A
Customers Bank	$549,276	7.46%	$294,713	4.0%	$368,392	5.0%
As of December 31, 2014:
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the first quarter 2015. As of September 30, 2015, the Bank and Bancorp were in compliance with the new requirements. See "NOTE 10 - REGULATORY MATTERS" for additional discussion regarding regulatory capital requirements.

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
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Because they involve credit risk similar to extending a loan, they are subject to the Bank’s credit policy and other underwriting standards.
As of September 30, 2015 and December 31, 2014, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	September 30, 2015	December 31, 2014
(amounts in thousands)
Commitments to fund loans	$512,853	$231,294
Unfunded commitments to fund mortgage warehouse loans	1,160,501	713,619
Unfunded commitments under lines of credit	386,351	430,995
Letters of credit	42,506	36,206
Other unused commitments	7,537	7,685
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit are agreements to extend credit to or for the benefit of a customer in the ordinary course of our business.
Commitments to fund loans and unfunded commitments under lines of credit may be obligations of Customers as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Customers evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if Customers deems it necessary upon extension of credit, is based on management’s credit evaluation. The types of collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
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

Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of September 30, 2015, our borrowing capacity with the Federal Home Loan Bank was $3.3 billion, of which $715.9 million was utilized in short-term borrowings and $1.2 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2015, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $61.1 million.
Net cash flows used in operating activities were $300.3 million during the nine months ended September 30, 2015, compared to net cash flows used in operating activities of $445.6 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $344.5 million. During the nine months ended September 30, 2014, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $481.3 million.
Investing activities used net cash flows of $412.9 million during the nine months ended September 30, 2015, compared to $1.8 billion during the nine months ended September 30, 2014. Net cash used to originate loans totaled $606.2 million during the nine months ended September 30, 2015, compared to $1.6 billion during the nine months ended September 30, 2014. No loan portfolios were purchased during the nine months ended September 30, 2015, compared to $308.2 million purchased during the nine months ended September 30, 2014. Proceeds from the sale of loans totaled $192.3 million during the nine months ended September 30, 2015, compared to $109.9 million during the nine months ended September 30, 2014.
Financing activities provided a net aggregate of $725.6 million during the nine months ended September 30, 2015, compared to $2.3 billion during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, increases in deposits provided $1.3 billion, net repayments of short-term borrowed funds used $657.1 million, net proceeds from federal funds purchased provided $50 million, net proceeds from long-term FHLB advances provided $25.0 million, net proceeds from the issuance of preferred stock provided $55.6 million, proceeds from the issuance of common stock provided $0.7 million, and payment of preferred stock dividends used $1.3 million. During the nine months ended September 30, 2014, increases in deposits provided $1.3 billion, net proceeds from short-term borrowed funds provided $610.0 million, net proceeds from long-term FHLB advances provided $265.0 million, and net proceeds from the issuance of long-term debt provided $133.1 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2015, there have been no material changes in the information disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included within Customers Bancorp’s 2014 Form 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at September 30, 2015.

During the quarter ended September 30, 2015, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2014 Form 10-K.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2014 Form 10-K and in our subsequently filed quarterly reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015  The risks described therein are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

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
During the three and nine months ended September 30, 2015, the Bancorp did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

Customers Bancorp, Inc.

November 3, 2015	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

November 3, 2015	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

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