Form 10-K
period 2015-12-31
Customers Bancorp, Inc.
filed 2016-02-26
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
001-35542
(Commission File Number)
________________________________________

(Exact name of registrant as specified in its charter)
________________________________________

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1015 Penn Avenue
Suite 103
Wyomissing PA 19610
(Address of principal executive offices)
(610) 933-2000
(Registrants telephone number, including area code)
N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Voting Common Stock, par value $1.00 per share	New York Stock Exchange
6.375% Senior Notes due 2018	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $677,880,282 as of June 30, 2015, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 19, 2016, 26,935,953 shares of Voting Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 25, 2016 are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Other written or oral statements we make from time to time also may contain forward-looking information within the meaning of the safe harbor provisions of the PSLRA. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” in this Annual Report on Form 10-K and any updates to these factors included in our Quarterly Reports on Form 10-Q for the quarters subsequent to December 31, 2015 or in other filings we make with the SEC, that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based upon various assumptions that may not prove to be correct.
In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we filed with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

•	Changes in the external competitive market factors that might impact results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under Basel III;

•	Changes in business strategy or an inability to execute our strategy due to the occurrence of unanticipated events;

•	Our ability to identify potential candidates for, and consummate, acquisition or investment transactions;

•	The timing of acquisition or investment transactions;

•	Constraints on our ability to consummate an attractive acquisition or investment transaction because of significant competition for these opportunities;

•	Failure to complete any or all of the transactions described herein on the terms currently contemplated;

•	Local, regional and national economic conditions and events and the impact they may have on the Bancorp and its customers;

•	Our ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of the Bank’s borrowers;

•	Changes in the level of non-performing and classified assets and charge-offs;

•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Unforeseen challenges that may arise in connection with the consummation of our recently-announced transaction with Higher One;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and saving habits;

•	Technological changes;

•	Our ability to increase market share and control expenses;

•	Continued volatility in the credit and equity markets and its effect on the general economy;

•
Effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•
The businesses of Customers Bank and any acquisition targets or merger partners and subsidiaries not integrating successfully or such integration being more difficult, time-consuming or costly than expected, including with respect to our proposed acquisition of certain assets from Higher One;

•
Material differences in the actual financial results of merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within an expected time frame, including with respect to our proposed acquisition of certain assets of Higher One;

•	Our ability to successfully implement our growth strategy, control expenses and maintain liquidity; and

•	Customers Bank’s ability to pay dividends to Customers Bancorp.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, or, in the case of other documents referred to herein, the dates of those documents. Customers Bancorp does not undertake any obligation to release publicly or otherwise provide any revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I

Item 1.    Business
Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (“Customers Bank” or the “Bank”), collectively referred to as "Customers" herein. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.
Business Summary
Customers Bancorp, through its wholly owned subsidiary Customers Bank, provides financial products and services to small and middle market businesses, not-for-profits, and consumers through its branches and offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Delaware and Philadelphia Counties), Rye Brook, Melville and New York, New York (Westchester, Suffolk and New York Counties), Hamilton, New Jersey (Mercer County), Providence, Rhode Island (Providence County), Portsmouth, New Hampshire (Rockingham County) and Boston, Massachusetts (Suffolk County). Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its loans to mortgage banking companies. At December 31, 2015, Customers had total assets of $8.4 billion, including loans, net of the allowance for loan losses (including held-for-sale loans) of $7.2 billion, total deposits of $5.9 billion, and shareholders’ equity of $0.6 billion.
Customers' strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. Customers differentiates itself from its competitors through its focus on exceptional customer service supported by state of the art technology. The primary customers of Customers Bank are privately held businesses, business customers, not-for-profit organizations, and consumers. Customers Bank also focuses on certain low-cost specialty lending areas such as multi-family/commercial real estate lending and lending to mortgage banking businesses. The Bank’s lending activities are funded in part by deposits from its branch model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
Customers also launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile refers to Customers' efforts to build a full service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. BankMobile provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and currently offers no fee banking, lines of credits to qualified customers, no overdraft fees, higher than average interest rate on savings, and access to 55,000 (and if the customer makes a monthly direct deposit over 400,000) ATMs across the U.S. Customers believes that by consolidating BankMobile with the Disbursements business to be obtained from Higher One, Inc., with approximately 2.0 million student deposit customers, targeted for second quarter 2016, Customers will be uniquely positioned to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. Successful execution of the BankMobile strategy, including its consolidation with Higher One's Disbursements business, will greatly accelerate BankMobile's ability to achieve profitability. BankMobile's revenues are largely derived from interchange charges paid by the product selling vendor and user based fees for specific activities (such as lost card replacement) and net interest income on assets funded by the aggregated deposits.

The management team of Customers consists of experienced banking executives led by its Chairman and Chief Executive Officer, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members who have joined Customers management team have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions, and developing valuable community and business relationships in its core markets.
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
Executive Summary
Customers' Markets
Market Criteria
Customers looks to grow organically as well as through selective acquisitions in its current and prospective markets. Customers believes that there is significant opportunity to both enhance its presence in its current markets and enter new complementary markets that meet its objectives. Customers focuses on markets that it believes are characterized by some or all of the following:

•	Population density;

•	Concentration of business activity;

•	Attractive deposit bases;

•	Significant market share held by large banks;

•	Advantageous competitive landscape that provides opportunity to achieve meaningful market presence;

•	Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions;

•	Potential for economic growth over time; and

•	Management experience in the applicable markets.
Current Markets
Customers' target market is broadly defined as extending from the greater Washington, D.C. area to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2015, Customers had bank branches or limited purpose offices (“LPOs”) in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
Boston, Massachusetts	1	LPO
Mercer County, NJ	1	Branch
New York, NY	1	LPO
Philadelphia-Southeastern PA	9	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic growth and acquisition strategies.
Prospective Markets
The organic growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee based services through its Concierge Banking® high-touch personalized service supported by state of the art technology for the Bank’s commercial, consumer, not-for-profit, and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Virginia and New England, where such acquisitions further Customers' objectives and meet its critical success factors. Customers will also consider other acquisitions that will contribute banking business, such as the pending acquisition of the disbursement business of Higher One, Inc. As Customers evaluates potential acquisition and asset purchase opportunities, it believes there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden.
Competitive Strengths

•
Experienced and respected management team. An integral element of the business strategy of Customers is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team of Customers have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer, as well as Warren Taylor, President of BankMobile. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Regional Chief Lending Officer, Steve Issa, New England Marketing President and Chief Lending Officer, and George Maroulis, Head of Private and Commercial Banking - New York, head the New Jersey and Pennsylvania, New England, and New York commercial lending areas, respectively, with 32, 39, and 24 years of experience, respectively. Ken Keiser, Director of Multi-Family and Investment Commercial Real Estate Lending, leads the commercial real estate and multi-family lending group and brings more than 39 years of experience including oversight of the Mid-Atlantic commercial real estate group at Sovereign. In addition, the residential lending group, which includes mortgage loans to individuals and commercial loans (warehouse facilities) to residential mortgage originators, is led by Glenn Hedde, President of Warehouse Lending who brings more than 25 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

•
Unique Asset and Deposit Generation Strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending segments. Local market asset generation provides various types of business lending products and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multi-family and commercial real estate product line that is focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on refinancing existing loans with conservative underwriting and to keep costs low. Through the multi-family and commercial real estate product, Customers earns interest and fee income and generates commercial deposits. Customers also maintains a specialty lending business, commercial loans to mortgage originators, which is a national business where the Bank provides liquidity to non-

depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage bankers business, Customers earns interest and fee income and generates core deposits.

•
BankMobile Strategy. Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile refers to Customers' efforts to build a full service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. BankMobile provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and currently offers no fee banking, lines of credits to qualified customers, no overdraft fees, higher than average interest rate on savings, and access to 55,000 (and if the customer makes a monthly direct deposit over 400,000) ATMs across the U.S. Customers believes that by consolidating BankMobile with the Disbursements business to be obtained from Higher One, Inc., with approximately 2.0 million student deposit customers, targeted for second quarter 2016, Customers will be uniquely positioned to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. Successful execution of the BankMobile strategy, including its consolidation with Higher One's Disbursements business, will greatly accelerate BankMobile's ability to achieve profitability. BankMobile's revenues are largely derived from interchange charges paid by the product selling vendor and user based fees for specific activities (such as lost card replacement) and net interest income on assets funded by the aggregated deposits.

•
Attractive risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. Customers has also formed a special assets department to manage the covered assets portfolio and review other classified and non-performing assets. As of December 31, 2015, only $10.8 million, or 0.15%, of the Bank's total loan portfolio was non performing.

•
Superior Community Banking Model. Customers expects to drive organic growth by employing its Concierge Banking® strategy, which provides specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows Customers to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture, mobile banking and the first fee free mobile first digital bank, BankMobile, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows the Bank to generate core deposits. The “high-tech, high-touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.

•
Acquisition Expertise. The depth of Customers' management team and their experience working together and successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers' team, which includes the acquisition and integration of over 35 institutions, as well as numerous asset and branch acquisitions, provides a substantial advantage in pursuing and consummating future acquisitions. Additionally, management believes Customers' strengths in structuring transactions to limit its risk, its experience in the financial reporting and regulatory process related to troubled bank acquisitions, and its ongoing risk management expertise, particularly in problem loan workouts, collectively enable it to capitalize on the potential of the franchises it acquires. With Customers' depth of operational experience in connection with completing merger and acquisition transactions, it expects to be able to integrate and reposition acquired franchises cost-efficiently with a minimum disruption to customer relationships.

Customers believes its ability to operate efficiently is enhanced by its centralized risk management structure, its access to attractive labor and real estate costs in its markets, and an infrastructure that is unencumbered by legacy systems. Furthermore, Customers anticipates additional expense synergies from the integration of its acquisitions, which it believes will enhance its financial performance.
Segments
Customers has one reportable segment, “Community Banking.” All of Customers' activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others. For example, lending is dependent upon the ability of Customers to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of Customers as one segment or unit.

Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and more recently non-traditional products and services through the successful Phase 1 launch of BankMobile in January 2015, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including small business loans, mortgage warehouse loans, multi-family and commercial real estate loans, equipment loans, residential mortgage loans and other consumer loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and cash management services. Prior to January 2015, deposit products were available to customers only through branches of Customers Bank. With the successful launch of BankMobile, Customers is able to provide fee free banking to millennials, middle class American families and underserved consumers throughout the United States.
Lending Activities
Customers Bank focuses its lending efforts on the following lending areas:

•
Commercial Lending – includes Business Banking (commercial and industrial lending), Small and Middle Market Business Banking, including small business administration (SBA) loans, Multi-family and Commercial Real Estate lending, and commercial loans to mortgage originators; and

•	Consumer Lending – local market mortgage and home equity lending.
Commercial Lending
The Bank’s commercial lending is divided into four distinct groups: Business Banking, Small and Middle Market Business Banking, Multi-family and Commercial Real Estate Lending, and Mortgage Banking Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.
The commercial lending group focuses on companies with annual revenues ranging from $1.0 million to $50.0 million, which typically have credit requirements between $0.5 million and $10.0 million.
The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated Small Business relationship managers. The support administration of the platform for this lending activity is centralized including risk management, product management, marketing, performance tracking and overall strategic planning. Credit and sales training has been established for the sales force, ensuring that the Bank has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family and commercial real estate loans within its covered markets, while cross selling its other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the years ended December 31, 2015 and 2014, the Bank originated approximately $1.3 billion and $1.5 billion, respectively, of multi-family loans.
The goal of commercial loans to mortgage originators is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans are insured or guaranteed by the U.S. government through one of their programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. The Bank is currently expanding its product offerings to mortgage banks to meet a wider array of business needs. During the years ended December 31, 2015 and 2014, the Bank funded $29.9 billion and $18.1 billion of mortgage loans, respectively, to mortgage originators and warehouses.
As of December 31, 2015 and 2014, the Bank had $6.9 billion and $5.3 billion, respectively, in commercial loans outstanding, composing approximately 94.6% and 92.5%, respectively, of its total loan portfolio, which includes loans held for sale. During the years ended December 31, 2015 and 2014, the Bank originated $0.9 billion and $0.8 billion, respectively, of commercial loans, exclusive of multi-family loan originations and loans to mortgage originators and warehouses.

Consumer Lending
The Bank provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in the Bank’s efforts to grow total relationship revenues for its consumer households. These areas also support the Bank's commitment to lower and moderate income families in its market area. The Bank plans to expand its product offerings in real estate secured consumer lending.
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
As of December 31, 2015 and 2014, the Bank had $391.7 million and $432.2 million, respectively, in consumer loans outstanding, composing 5.4% and 7.5%, respectively, of the Bank’s total loan portfolio, which includes loans held for sale. During the years ended December 31, 2015 and 2014, the Bank originated $63.0 million and $77.0 million of consumer loans, respectively. As of December 31, 2015 and 2014, consumer loans included a balance of $72.7 million and $102.9 million, respectively, of residential loans acquired from Flagstar in January 2014.
Private Banking
Beginning in 2013, Customers Bank introduced a Private Banking model for its commercial clients in the major markets within its geographic footprint. This unique model provides unparalleled service to customers through an in-market team of experienced private bankers. Acting as a single-point-of-contact for all the banking needs of the Bank’s commercial clients, these private bankers will deliver the whole bank – not only to its clients, but to their families, their management teams, and their employees, as well. With a world-class suite of sophisticated cash management products, these private bankers will deliver on Customers Bank’s “high-tech, high-touch” strategy and provide real value to its mid-market commercial clients.
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
Financial Products and Services
In addition to traditional banking activities, Customers Bank provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, the Bank successfully launched BankMobile, America's first mobile platform based full service consumer bank. BankMobile had over 100,000 new checking accounts at December 31, 2015.
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
Many competitors are significantly larger than Customers Bank, and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers Bank is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers Bank’s larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers Bank competes for business principally on the basis of high-quality, personal service to customers, customer access to Customers Bank’s decision makers, and competitive interest and fee structure. Customers Bank also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet banking, and the convenience of Concierge Banking®.
Customers Bank’s current market is primarily served by large national and regional banks, with a few larger institutions capturing more than 50% of the deposit market share. Customers Bank’s large competitors primarily utilize expensive, branch-based models to sell products to consumers and small businesses, which requires our larger competitors to price their products with wider margins and charge more fees to justify their higher expense base. While maintaining physical branch locations remains an important component of Customers Bank’s strategy, Customers Bank utilizes an operating model with fewer and less expensive locations, thereby lowering overhead costs and allowing for greater pricing flexibility.
Employees
As of December 31, 2015, Customers Bancorp had 517 full-time equivalent employees.
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

Under the Pennsylvania Banking Code, Customers Bank is permitted to branch throughout Pennsylvania. Pennsylvania law also provides Pennsylvania state-chartered banks elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the Pennsylvania Department of Banking and Securities. The Pennsylvania Banking Code also imposes restrictions on payment of dividends, as well as minimum capital requirements.
On October 24, 2012, Pennsylvania enacted three laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the law, which applies to Customers Bank, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.
The law also permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department to assess civil money penalties of up to $25,000 per violation.
The law also sets a new standard of care for bank officers and directors, applying the same standard that exists for non-banking corporations in Pennsylvania. The standard is one of performing duties in good faith, in a manner reasonably believed to be in the best interests of the institutions and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Directors may rely in good faith on information, opinions and reports provided by officers, employees, attorneys, accountants, or committees of the board, and an officer may not be held liable simply because he or she served as an officer of the institution.
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
Under the Interstate MOU, the activities of branches Customers established in New Jersey or New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the Pennsylvania Department of Banking and Securities. In the event that the Pennsylvania Department of Banking and Securities and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the Pennsylvania Department of Banking and Securities and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.
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
Prompt Corrective Action. Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a common equity tier 1 risk-based capital ratio that is less than 3.0%, or has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.
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
The risk-based capital guidelines require all banks and bank holding companies to maintain capital levels in compliance with “risk-based capital” ratios. In these ratios, the on-balance sheet assets and off balance sheet exposures are assigned a risk-weight based upon the perceived and historical risk of incurring a loss of principal from that exposure. For periods ending prior January 1, 2015 the first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.0%, and the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.0%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.
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
The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules are:
(i) a new common equity Tier 1 capital ratio of 4.5%;
(ii) a Tier 1 Risk based capital ratio of 6% (increased from 4%);
(iii) a Total Risk based capital ratio of 8% (unchanged from rules in effect prior to January 1, 2015); and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
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
Effective January 1, 2016, the new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules are:
(i) a common equity Tier 1 capital ratio of 5.125%;
(ii) a Tier 1 Risk based capital ratio of 6.625%;
(iii) a Total Risk based capital ratio of 8.625%; and
(iv) a Tier 1 leverage ratio of 4.625% for all institutions.
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
In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. Customers Bank selected the opt-out election in its March 31, 2015 Call Report.
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
(ii) a Tier 1 Risk based capital ratio of 8% (increased from 6%);
(iii) a Total Risk based capital ratio of 10% (unchanged from rules in effect prior to January 1, 2015); and
(iv) a Tier 1 leverage ratio of 5% (increased from 4%).
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
As of December 31, 2015 and 2014, management believed that the Bank and Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory ratios, refer to “NOTE 18 – REGULATORY MATTERS.”
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

•	gave the FDIC substantial new authority and flexibility in assessing deposit insurance premiums, which may result in increased deposit insurance premiums for us in the future;

•	increased the deposit insurance coverage limit for insurable deposits to $250,000 generally, and removes the limit entirely for transaction accounts;

•	permitted banks to pay interest on business demand deposit accounts;

•	extended the national bank lending (or loans-to-one-borrower) limits to other institutions;

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
Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions. Federal banking agencies have demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The Federal Reserve Board is required to assess our record to determine if we are meeting the credit needs of the community (including low and moderate neighborhoods) that we serve. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the Bank’s record of meeting the credit needs of its entire community including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating.
Consumer Protection Laws. Customers Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of Customers.

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
The Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtains additional credit or service from Customers Bank, or on the condition that the customer not obtain other credit or service from a competitor.
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
At December 31, 2015, the Bancorp’s allowance for loan losses totaled $35.6 million, which represents 0.65% of total loans held for investment. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and loans covered under the loss sharing agreements that did not exhibit evidence of deterioration in credit quality on the acquisition date and the probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. Loans covered under the loss sharing agreements totaled $13.8 million at December 31, 2015. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. Unless terminated earlier, the final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.
In determining the amount of the allowance for loan losses, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry and Customers charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance.
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
As a lender to mortgage banking businesses, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents, and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. As discussed in Note 21 – “LOSS CONTINGENCY”, in March 2013, a suspected fraud was discovered in the Bank’s held-for-sale loan portfolio. Additional fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2015 and 2014, the Bank had $6.9 billion and $5.3 billion, respectively, in commercial loans outstanding, composing approximately 94.6% and 92.5%, respectively, of its total loan portfolio, which includes loans held for sale.
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
On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2015, the Bank held $78.9 million of FHLB capital stock.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of December 31, 2015, the fair value of our investment securities portfolio was approximately $560.3 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
Changes to estimates and assumptions made by management in preparing financial statements could adversely affect the Bancorp’s business, operating results, reported assets and liabilities, financial condition, and capital levels.
Changes to estimates and assumptions made by management in connection with the preparation of the Bancorp’s consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of the Bancorp’s consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. In the event the covered assets perform better than originally estimated at the time of acquisition, the Bancorp could be required to reimburse all, or a portion of, its discounted purchase price to the FDIC. Further information regarding the FDIC loss sharing receivable and clawback liability, and other accounting policies subject to significant judgment and estimates, is included in “Management’s Discussion and Analysis - Critical Accounting Policies.” Changes to management’s assumptions or estimates could materially and adversely affect Customers' business, operating results, reported assets and liabilities, financial condition, and capital levels.
Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. Notably, the FASB is currently considering changes to the framework for estimating the allowance for loan and lease losses which could significantly alter the current estimate as well as other elements of the U.S. banking model.
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
Although we made a profit for the years of 2011 through 2015, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
Continued or worsening general business and economic conditions could materially and adversely affect us.
Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy experiences worsening conditions such as a recession, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, instability in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. Adverse changes in any of these factors could be detrimental to our business. Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Adverse changes in economic factors or U.S. government policies could have a negative effect on Customers Bancorp.

The geographic concentration in the Northeast and Mid-Atlantic region makes our business susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.
Our loan and deposit activities are largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends upon economic conditions in this region. This region experienced deteriorating local economic conditions in the past economic cycle and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this region and because a large percentage of the loans are secured by real property. If there is decline in real estate values, the collateral value for our loans will decrease and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened.
Additionally, Customers has made a significant investment in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on the property generating sufficient rental income to service the loan. Economic conditions may affect the tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, the tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected. All of these factors could increase the amount of non-performing loans, increase our provision for loan losses and reduce our net income.
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
Additionally, we may restructure originated or acquired loans if we believe the borrowers are experiencing problems servicing the debt pursuant to current terms and we believe the borrower is likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by (1) reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or (2) extension of the maturity date.
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
Our customers also rely on us to deliver personalized financial services. Our strategic model is dependent upon relationship managers and private bankers who act as a customer’s point of contact to us. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities and we may not be able to retain such relationships absent the individuals. In any case, if we are unable to attract and retain our relationship managers and private bankers, and recruit individuals with appropriate skills and knowledge to support our business, our growth strategy, business, financial condition and results of operations may be adversely affected.

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
Commercial and consumer banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.
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
As of December 31, 2015, the directors and executive officers of Customers Bancorp as a group owned a total of 1,722,606 shares of Voting Common Stock and exercisable options and warrants to purchase up to an additional 1,028,605 shares of Voting Common Stock, which potentially gives them, as a group, the ability to control approximately 9.85% of the issued and outstanding Voting Common Stock. In addition, directors of Customers Bank who are not directors of Customers Bancorp own an additional 23,124 shares of Voting Common Stock and exercisable warrants to purchase up to an additional 8,240 shares of Voting Common Stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.96% of the issued and outstanding Voting Common Stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more target institutions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of Voting Common Stock. Accordingly, the shareholder may not have an opportunity to evaluate and affect the investment decision regarding potential investment or acquisition transactions.
We intend to engage in acquisitions of other businesses from time to time, including our pending acquisition of certain assets from Higher One. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels, or within timeframes, originally anticipated and may result in unforeseen integration difficulties.
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
We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises and other businesses. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

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
Such regulators could deny our application based on the above criteria or other considerations, which could restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.

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
Our acquisition history should be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. As conditions change, we may prove to be unable to execute our acquisition strategy, which could materially and adversely affect us. The success of future transactions will depend on our ability to successfully identify and consummate transactions with target banking franchises that meet our investment objectives. There are significant risks associated with our ability to identify and successfully consummate these acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.
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
Loans covered under the loss sharing agreements totaled $13.8 million at December 31, 2015. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. Unless terminated earlier, the final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.
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
Customers Bank is interested in opening or acquiring four to six new branches annually for the next several years in and around our target markets of southeastern Pennsylvania, New Jersey, New York, Maryland, Connecticut, Virginia and Delaware. Our ability to open or acquire branches is subject to regulatory approvals. We cannot predict whether the banking regulators will agree with our growth plans or if or when they will provide the necessary branch approvals. Numerous factors contribute to the performance of a new branch, such as the ability to select a suitable location, competition, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. The initial cost, including capital asset purchases, for each new branch to open would be in a range of approximately $200,000 to $250,000. Additionally, there can be no assurance that any of these new branches will ever become profitable. During the period of time before a branch can become profitable, operating a branch will negatively impact net income.
To the extent that we are unable to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.
In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic loan growth. While loan growth has been strong and our loan balances have increased over the past three fiscal years, much of the loan growth came from multi-family and commercial real estate lending. If the bank is unsuccessful with diversifying its loan originations or if we do not grow the existing business lines, our results of operations and financial condition could be negatively impacted.
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

•	comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;

•	scale our technology and other systems’ platforms;

•	maintain and attract appropriate staffing;

•	operate profitable or raise capital; and

•	support our asset growth with adequate deposits, funding and liquidity while maintaining our net interest margin and meeting our customers’ and regulators’ liquidity requirements.
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
Customers Bank must maintain sufficient liquidity to fund its balance sheet growth in order to successfully grow our revenues, make loans and to repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances, and Federal funds line borrowings. Total wholesale deposits including brokered deposits were 42.1% and 35.3% of total deposits as of December 31, 2015 and 2014, respectively. Our gross loan to deposit ratio was 122.7% at December 31, 2015 and 126.8% at December 31, 2014 and our loan to deposit ratios excluding the mortgage warehouse portfolio funded by short term FHLB borrowings were 93.0% and 97.4% as of December 31, 2015 and 2014, respectively. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
Customers Bank depends on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 39.7% of our deposit base as of December 31, 2015 was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2015, $1.8 billion, or 76.6%, of our total time deposits are scheduled to mature through December 31, 2016. We are working to transition certain of our customers to lower cost traditional bank deposits as higher cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s non-interest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured, and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.

Our “high-touch” personalized service banking model may be replicated by competitors.

We expect to drive organic growth by employing our Concierge Banking® strategy, which provides specific relationship managers or private bankers for all customers. Many of our competitors provide similar services and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.

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
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare Enterprises Limited (or Religare), which is a diversified financial services company in India, represents such an investment. There is no assurance of Religare’s ability to operate at a level of profitability sufficient to support our investment. These and other factors may result in lower-than-expected returns, or a loss, on our investment in Religare. We do not expect to receive any dividends on our investment in Religare securities. In addition, our investment in Religare may not have the market liquidity needed to realize a gain or avoid losses on our investment and any dispositions of our Religare common stock may be limited or delayed by market conditions or the need for regulatory or other approvals in India, and the value of our investment will be subject to fluctuations in the currency exchange rates between the Indian rupee and the United States dollar. On December 31, 2013, we announced that our investment in Religare would be capped at $23.0 million (4.1 million common shares). We had the ability to purchase warrants to acquire up to an additional $28.0 million of Religare stock but decided not to acquire the warrants or otherwise increase our holdings of Religare stock. Our current holdings represent approximately 2.3% of current outstanding Religare shares.
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

Risks Relating to the Regulation of Our Industry
The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our business.
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
The Consumer Financial Protection Bureau issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to: (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only payments; (iii) negative-amortization; and (iv) terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt service-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.
Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank

Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as Customers, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2016, and the Federal Reserve has announced its intention to further extend the conformance period until July 21, 2017. Management is currently evaluating the Final Rules, which are lengthy and detailed.
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund (the “DIF”) and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the the Bancorp, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs, and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business and have other ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulation requires us to perform enhanced due diligence, perform ongoing monitoring and control our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.
We are subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations, and our failure to comply with such laws and regulations or to adequately address any matters identified during our examinations could materially and adversely affect us.
Federal banking agencies regularly conduct comprehensive examinations of our business, including our compliance with applicable laws, regulations and policies applicable to the Bancorp and the Bank. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, organic and acquisition growth, and profitability of our business. Our regulators have extensive discretion in their supervisory and enforcement activities and may impose a variety of remedial actions, conditions or limitations on our business operations if, as a result of an examination, they determined that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Bancorp or its management was in violation of any law, regulation or policy. Examples of those actions, conditions or limitations include enjoining “unsafe or unsound” practices, requiring affirmative actions to correct any conditions resulting from any asserted violation of law, issuing administrative orders that can be judicially enforced, directing increases in our capital, assessing civil monetary penalties against our officers or directors, removing officers and directors and, if a conclusion was reached that the offending conditions cannot be corrected or there is an imminent risk of loss to depositors, terminating our deposit insurance. Other actions, formal or informal, that may be imposed could restrict our growth, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities or merge with or purchase other financial institutions. The timing of these examinations, including the timing of the resolution of any issues identified by our regulators in the examinations and the final determination by them with respect to the imposition of any remedial actions, conditions or limitations on our business operations, is generally not within our control. We also could suffer reputational harm in the event of any perceived or actual noncompliance with certain laws and regulations. If we become subject to such regulatory actions, we could be materially and adversely affected.

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
On July 2, 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which became effective on January 1, 2015 for community banks, increase the required amount of regulatory capital that we must hold and failure to comply with the capital rules will lead to limitations on the dividend payments to us by Customers Bank and other elective distributions.
Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Customers Bancorp, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards for the Bank and the Bancorp.
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

The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Years that remain open for potential review by (1) the Internal Revenue Service are 2012 through 2014, and (2) state taxing authorities are 2010 through 2014. The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.
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
The Federal Reserve and FDIC took regulatory enforcement action against one of our business partners, which has subjected us to regulatory inquiry and potential regulatory enforcement action, which may result in liabilities adversely affecting our business, financial conditions and/or results of operations, or in reputational harm.
Since August 2013, Customers Bank has provided deposit accounts and services to college students through a third party, Higher One, Inc. (“Higher One”), which has relationships with colleges and universities in the United States, using Higher One’s technological services. Because Higher One is not a bank, it must partner with one or more banks to provide deposit accounts and services to students. Higher One and one of Higher One’s former bank partners (the “predecessor bank”), announced in May 2014 that the Board of Governors of the Federal Reserve notified them that certain disclosures and operating processes of these entities may have violated certain laws and regulations and may result in penalties and restitution. In May 2014, the Federal Reserve also informed Customers Bank, as one of Higher One’s bank partners, that it was recommending a regulatory enforcement action be initiated against Customers Bank based on the same allegations.
In July 2014, the predecessor bank referenced above, which no longer is a partner with Higher One, entered into a consent order to cease and desist with the Federal Reserve Board pursuant to which it agreed to pay a total of $3.5 million in civil money penalties and an additional amount that it may be required to pay in restitution to students in the event Higher One is unable to pay the restitution obligations, if any, imposed on Higher One (“back-up restitution”). Customers Bank believes that the circumstances of its relationship with Higher One and the student customers are different than the relationship between the predecessor bank and Higher One and the student customers.
In December 2015, Higher One entered into consent orders with both the Federal Reserve Board and the FDIC. Under the consent order with the Federal Reserve Board, Higher One agreed to pay $2.2 million in civil money penalties, and $24 million in restitution to students. Under the consent order with the FDIC, Higher One agreed to pay an additional $2.2 million in civil money penalties, and $31 million in restitution to students. In addition, a third partner bank, which is regulated by the FDIC, also entered into a consent order to cease and desist with the FDIC pursuant to which it agreed to pay $1.8 million in civil money penalties and an additional amount in restitution to students in the event Higher One is unable to meet its restitution obligation.

Customers Bank believes that it identified key critical alleged compliance deficiencies within 30 days of first accepting deposits through its relationship with Higher One, and caused such deficiencies to be remediated within approximately 120 days. In addition, Customers Bank understands that the total amount of fees that Higher One collected from students who opened accounts at Customers Bank during the relevant time period is substantially less than the total fees that Higher One collected from students who opened deposit accounts at the other partner banks during the relevant time period. In addition, as Higher One has agreed to pay the restitution, and has deposited such monies to pay the required restitution, Customers does not expect that backup restitution will be required.
Nonetheless, the Federal Reserve or other regulatory agencies that supervise us may determine that Customers Bank has responsibility for the violations of certain laws and regulations in connection with its relationship with Higher One and the student customers and may take regulatory action against Customers Bank that could include, among other things, entry into a consent order to cease and desist and civil money penalties. If any of the regulatory actions described herein were to occur, or if any other regulatory actions were to be taken against us, alone or in combination, such regulatory actions could have an adverse effect on our business or financial condition. We are currently in discussions with the Federal Reserve regarding these matters and at this time cannot predict the outcome of those discussions, including the amount of any civil money penalties or restitution that we might be required to pay. However, based on these discussions and information currently available to us regarding Higher One and the predecessor banks, we currently do not believe that any penalties or customer restitution for which we may ultimately be responsible would have a material adverse effect on our business or financial condition.

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
Risks Relating to Our Securities

Risks Relating to Our Voting Common Stock
The trading volume in our common stock is less than that of other larger financial services companies.

Although the shares of our common stock are listed on the New York Stock Exchange, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our Voting Common Stock at any given time, which presence will be dependent upon the individual decisions of investors, over which we have no control. Illiquidity of the stock market, or in the trading of our common stock on the New York Stock Exchange, could have a material adverse effect on the value of your shares, particularly if significant sales of our Voting Common Stock, or the expectation of significant sales, were to occur.

We do not expect to pay cash dividends on our Voting Common Stock in the foreseeable future, and our ability to pay dividends is subject to regulatory limitations.
We have not historically declared nor paid cash dividends on our Voting Common Stock and we do not expect to do so in the near future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, and other factors deemed relevant by the board of directors. We must be current in the payment of dividends payable to holders of our Series C and Series D Preferred Stock before any dividends can be paid on our common stock.
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
Except for 627,673 warrants held by certain investors at December 31, 2015, we are not required to issue any additional equity securities to existing holders of our Voting Common Stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of Voting Common Stock and such issuances or the perception of such issuances may reduce the market price of our Voting Common Stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Voting Common Stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our Voting Common Stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our Voting Common Stock.
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

Risks Relating to Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C and Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D

The shares of Series C Preferred Stock and Series D Preferred Stock are equity securities and are subordinate to our existing and future indebtedness.

The shares of Series C and Series D Preferred Stock are equity interests in Customers Bancorp and do not constitute indebtedness of Customers Bancorp or any of our subsidiaries, and rank junior to all of Customer Bancorp’s and our subsidiaries’ existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of Customer Bancorp’s liquidation. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient funds to pay amounts due on any or all of the Series C and Series D Preferred Stock then outstanding.

We may not pay dividends on the shares of Series C Preferred Stock and Series D Preferred Stock.

Dividends on the shares of Series C and Series D Preferred Stock are payable only if declared by our board of directors or a duly authorized committee of the board. As a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiaries can pay to us as its holding company without regulatory approval.

Dividends on the shares of Series C Preferred Stock and Series D Preferred Stock are non-cumulative.

Dividends on the shares of Series C and Series D Preferred Stock are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board. Consequently, if our board of directors or a duly authorized committee of the board does not authorize and declare a dividend for any dividend period, holders of the Series C and Series D Preferred Stock will not be entitled to receive any such dividend, and such unpaid dividend will cease to accrue or be payable. If we do not declare and pay dividends on the Series C and Series D Preferred Stock, the market prices of the shares of Series C and Series D Preferred Stock may decline.

Our ability to pay dividends on the shares of Series C Preferred Stock and Series D Preferred is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.

Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments or other permitted distributions to us, and sufficient cash is not otherwise available, we may not be able to make dividend payments on the Series C and Series D Preferred Stock. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of Series C or Series D Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of the Series C and Series D Preferred Stock are effectively subordinated to all existing and future liabilities and any preferred equity of our subsidiaries.

Holders of Series C Preferred Stock and Series D Preferred Stock should not expect us to redeem their shares when they first becomes redeemable at our option or on any particular date thereafter, and our ability to redeem the shares will be subject to the prior approval of the Federal Reserve.

Our Series C and Series D Preferred Stock are perpetual equity securities, meaning that the Series C and Series D Preferred Stock have no maturity date or mandatory redemption date and the shares are not redeemable at the option of the holders thereof. Any determination we make at any time to propose a redemption of the Series C or Series D Preferred Stock will depend upon a number of factors, including our evaluation of our capital position, the composition of our shareholders’ equity and general market conditions at that time. In addition, our right to redeem the Series C and Series D Preferred Stock is subject to any limitations established by the Federal Reserve. Under the Federal Reserve’s risk-based capital guidelines applicable to bank holding companies, any redemption of the Series C or Series D Preferred Stock is subject to prior approval of the Federal Reserve. There can be no assurance that the Federal Reserve will approve any such redemption.

We may be able to redeem the Series C Preferred Stock and Series D Preferred Stock before their initial redemption dates upon a “regulatory capital treatment event.”

We may be able to redeem the Series C and Series D Preferred Stock before their respective initial redemption dates, in whole but not in part, upon the occurrence of certain events involving the capital treatment of the Series C and Series D Preferred Stock, as applicable. In particular, upon our determination in good faith that an event has occurred that would constitute a “regulatory capital treatment event,” with respect to a particular series of the preferred stock, we may redeem that particular series of securities in whole but not in part upon the prior approval of the Federal Reserve.

Holders of Series C Preferred stock and Series D Preferred Stock have limited voting rights.

Holders of Series C and Series D Preferred Stock have no voting rights with respect to matters that generally require the approval of voting shareholders. However, holders of Series C and Series D Preferred Stock will have the right to vote in the event of non-payments of dividends under certain circumstances, with respect to authorizing classes or series of preferred stock senior to the Series C or Series D Preferred Stock, as applicable, and with respect to certain fundamental changes in the terms of the Series C or Series D Preferred Stock, as applicable, or as otherwise required by law.

General market conditions and unpredictable factors could adversely affect market prices for the Series C Preferred Stock and Series D Preferred Stock.

There can be no assurance regarding the market prices for either the Series C or Series D Preferred Stock. A variety of factors, many of which are beyond our control, could influence the market prices, including:

•	whether we declare or fail to declare dividends on the series of preferred stock from time to time;

•	our operating performance, financial condition and prospects, or the operating performance financial condition and prospects of our competitors;

•	real or anticipated changes in the credit ratings (if any) assigned to the Series C or Series D Preferred Stock or our other securities;

•	our creditworthiness;

•	changes in interest rates and expectations regarding changes in rates;

•	our issuance of additional preferred equity;

•	the market for similar securities;

•	developments in the securities, credit and housing markets, and developments with respect to financial institutions generally; and

•	economic, financial, corporate, securities market, geopolitical, regulatory or judicial events that affect us, the banking industry or the financial markets generally.

The Series C Preferred Stock and Series D Preferred Stock may not have an active trading market.

Although the shares of Series C and Series D Preferred Stock are listed on the New York Stock Exchange, an active trading market may not be established or maintained for the shares and transaction costs could be high. As a result, the difference between bid and asked prices in any secondary market could be substantial.

The Series C Preferred Stock and D Preferred Stock may be junior or equal in rights and preferences to preferred stock we may issue in the future.

Our Series C Preferred Stock and Series D Preferred Stock rank equally. Although we do not currently have outstanding preferred stock that ranks senior to the Series C and Series D Preferred Stock, the Series C and Series D Preferred Stock may rank junior to other preferred stock we may issue in the future that by its terms is expressly senior in rights and preferences to the Series C and Series D Preferred Stock, although the affirmative vote or consent of the holders of at least two-thirds of all outstanding shares of the affected class of preferred stock is required to issue any shares of stock ranking senior in rights and preferences to such class. Any preferred stock that ranks senior to the Series C or Series D Preferred Stock in the future would have priority in payment of dividends and the making of distributions in the event of any liquidation, dissolution or winding up of Customers Bancorp. Additional issuances by us of preferred stock ranking equally with Series C and Series D Preferred Stock do not generally require the approval of holders of Series C or Series D Preferred Stock.

Risks Relating to Our Debt Securities

Our 6.375% Senior Notes and 4.625% Senior Notes contain limited covenants.

The terms of our 6.375% Senior Notes and 4.625% Senior Notes generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the 6.375% Senior Notes and 4.625% Senior Notes could be adversely affected. In addition, the terms of our 6.375% Senior Notes and 4.625% Senior Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the 6.375% Senior Notes and 4.625% Senior Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.

Our ability to make interest and principal payments on the 6.375% Senior Notes and 4.625% Senior Notes is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.

Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may not be able to make interest and principal payments on the 6.375% Senior Notes and 4.625% Senior Notes. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of 6.375% Senior Notes and 4.625% Senior Notes to benefit indirectly from such distribution, will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 6.375% Senior Notes and 4.625% Senior Notes are effectively subordinated to all existing and future liabilities and any preferred equity of our subsidiaries.

We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the 6.375% Senior Notes and 4.625% Senior Notes.

Our ability to make payments on and to refinance our indebtedness, including the 6.375% Senior Notes and 4.625% Senior Notes, will depend on our financial and operating performance, including dividends payable to us from Customers Bank, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources, and dividends from Customers Bank, are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, or seek to restructure our indebtedness, including the notes. We may not be able to consummate these transactions, and these proceeds may not be adequate to meet our debt service obligations then due.

The 6.375% Senior Notes and 4.625% Senior Notes are our unsecured obligations. The 6.375% Senior Notes and 4.625% Senior Notes will rank equal in right of payment with all of our secured and unsecured senior indebtedness and will rank senior in right of payment to all of our subordinated indebtedness. Although the 6.375% Senior Notes and 4.625% Senior Notes are “senior notes,” they will be effectively subordinate to all liabilities of our subsidiaries, including secured indebtedness.

The 6.375% Senior Notes and 4.625% Senior Notes may not have an active trading market.

Although the 6.375% Senior Notes are listed on the New York Stock Exchange, an active trading market may not be established or maintained for those notes and transaction costs could be high. The 4.625% Senior Notes are not listed on any securities exchange and there is no active trading market for these notes. In addition to the other factors described below, the lack of a trading market for the 4.625% Senior Notes may adversely affect the holder’s ability to sell the notes and the prices at which the notes may be sold.

The prices realizable from sales of the 6.375% Senior Notes and 4.625% Senior Notes in any secondary market also will be affected by the supply and demand of the notes, the interest rate, the ranking and a number of other factors, including:

•	yields on U.S. Treasury obligations and expectations about future interest rates;

•	actual or anticipated changes in our financial condition or results, including our levels of indebtedness;

•	general economic conditions and expectations regarding the effects of national policies;

•	investors’ views of securities issued by both holding companies and similar financial service firms; and

•	the market for similar securities.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The table below summarizes our leased branch and limited purpose and administrative office properties, by county and state, as of December 31, 2015. We do not currently own any real property.

Bank Branches
County	State	Leased
Berks (1)	PA	4
Bucks	PA	3
Chester (2)	PA	3
Delaware	PA	2
Westchester	NY	1
Mercer	NJ	1
		14

Limited Purpose and Administrative Offices
County	State	Leased
Berks (3)	PA	3
Bucks (6)	PA	1
Chester (2)	PA	2
Delaware (7)	PA	1
Lancaster (14)	PA	1
Philadelphia (8)	PA	1
Fairfax (9)	VA	1
Mercer (4)	NJ	2
Morris (14)	NJ	1
New York (10)	NY	1
Westchester (5)	NY	2
Suffolk (13)	NY	1
Providence (11)	RI	1
Rockingham (15)	NH	1
Suffolk (12)	MA	1
		20

(1)	Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition. The lease expirations range from 2017 to 2021.

(2)
Includes the corporate headquarters of Customers Bank and a full service branch located in a freestanding building at 99 Bridge St., Phoenixville, PA 19460, wherein we lease approximately 31,054 square feet on 4 floors. The lease on this location expires in 2023. Also includes the lease of 5,523 square feet of property at 513 Kimberton Road in Phoenixville, PA where we maintain a full service commercial bank branch and corporate offices. The lease on this location expires in 2019.

(3)
Includes the corporate headquarters of Customers Bancorp and a full service branch located at 1015 Penn Avenue, Wyomissing, PA. The leased space covers a total of 23,719 square feet. This lease expires in 2020. Also, includes the leased administrative offices for the corporate lending group which is housed within the Exeter branch location, expiring in 2021, and an administrative offices for Company personnel in Shillington, PA, expiring in 2018.

(4)	We lease 7,327 square feet of space in Hamilton, NJ from which we conduct our mortgage warehouse activities. The lease on this location expires in 2019.

(5)	Represents administrative offices for Customers personnel. The leases at these locations expire in 2019 and 2022.

(6)	Represents administrative office for Customers personnel. The lease on this location expires in 2017.

(7)	Represents administrative office for Customers personnel. The lease on this location expires in 2018.

(8)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2023.

(9)	Represents limited purpose office. The space is currently sublet to a third party. The lease on this location expires in 2019.

(10)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2020.

(11)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2021.

(12)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2019.

(13)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2025.

(14)	Represents administrative office for Customers personnel. The lease on this location expires in 2016.

(15)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2018.
The Bank branch locations, which range in size from approximately 1,800 to 3,900 square feet, have leases on these locations which expire between 2017 and 2023.
The total minimum cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $325,000 per month.

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

On August 22, 2014, the Department of Justice informed the Bancorp that it had completed its review and that the circumstances of this matter did not require enforcement action by the Department of Justice at this time. The matter has been referred back to the Federal Reserve. The Federal Reserve has advised us that it will not issue a formal enforcement action with regard to this matter.

Item 4.        Mine Safety Disclosures
Not Applicable.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2015
Fourth quarter	$31.00	$24.30
Third quarter	29.02	22.51
Second quarter	27.49	24.05
First quarter	24.65	17.96

2014
Fourth quarter	$20.16	$17.10
Third quarter	20.66	17.71
Second quarter	21.25	18.25
First quarter	20.03	17.27

As of February 19, 2016, there were 475 shareholders of record and 26,935,953 shares outstanding of Customers Bancorp's Voting Common Stock.
Dividends on Voting Common Stock
Customers Bancorp historically has not paid any cash dividends on its shares of common stock. Customers Bancorp does not expect to do so in the forseeable future.
Any future determination relating to dividend policy will be made at the discretion of Customers Bancorp’s board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, including obligations to pay dividends to the holders of the Bancorp's issued and outstanding shares of preferred stock, and other factors deemed relevant by the board of directors.
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
Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid, will be limited to the extent the bank capital ratios do not exceed the minimum required levels plus 250 basis points, as these requirements are phased in through January 1, 2019. See "Item 1, Business- Federal Banking Laws" for more information relating to restrictions on the Bank's ability to pay dividends to the Bancorp and the Bancorp's payment of dividends.

Issuer Purchases of Equity Securities
On November 26, 2013, the Bancorp’s Board of Directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There were no common stock repurchases during 2015.
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2015 concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Number of Securities
	Number of Securities		Remaining
	to be Issued upon		Available for Future Issuance
	Exercise of	Weighted-Average	Issuance Under Equity
	Outstanding Options,	Exercise Price of	Compensation Plans
	Warrants, and	Outstanding Options	(Excluding Securities Reflected
Plan Category	Rights (#)	($) (2)	in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	4,605,025	$14.33	2,895,784 (3)

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A
(1) Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Stock Option Plan, the Bonus Recognition and Retention Program ("BRRP"), and Customers Banorp, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.
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
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2012 to December 31, 2015, to that of the total return index for the SNL Mid-Atlantic Bank Index, SNL U.S. Bank NASDAQ Index and SNL U.S. Bank NYSE Index, assuming an investment of $100 on December 31, 2012. The SNL U.S. Bank NYSE Index was added to the performance graph because the Bancorp changed the listing of its Voting Common Stock to the NYSE from NASDAQ in December 2014. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Total Return Performance

220
200
180
160
140
120
100
80
Q4 '12
Q1 '13
Q2 '13
Q3 '13
Q4 '13
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15
Q3 '15
Q4 '15
CUBI-US
SNL Mid-Atlantic U.S. Bank
SNL U.S. Bank NASDAQ
SNL Mid Cap U.S. Bank
SNL U.S. Bank NYSE

Item 6.        Selected Financial Data
Customers Bancorp, Inc. and Subsidiaries
The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet and income statement data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 from its audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K. Certain amounts reported in this table have been reclassified to conform to the 2015 presentation. These reclassifications did not significantly impact Customers' financial position or results of operations.

	2015	2014	2013	2012	2011 (1)
(dollars in thousands, except per share information)
For the Year ended December 31,
Interest income	$249,850	$190,427	$128,156	$93,814	$61,245
Interest expense	53,560	38,504	24,301	21,761	22,464
Net interest income	196,290	151,923	103,855	72,053	38,781
Provision for loan losses	20,566	14,747	2,236	14,270	7,495
Total non-interest income	27,717	25,126	22,703	28,958	11,469
Total non-interest expense	114,946	98,914	74,024	50,651	36,886
Income before taxes	88,495	63,388	50,298	36,090	5,869
Income tax expense	29,912	20,174	17,604	12,272	1,835
Net income	58,583	43,214	32,694	23,818	4,034
Preferred stock dividends	2,493	—	—	—	—
Net income attributable to common shareholders	56,090	43,214	32,694	23,818	3,990
Basic earnings per common share	2.09	1.62	1.34	1.61	0.36
Diluted earnings per common share	1.96	1.55	1.30	1.57	0.35
At Period End
Total assets	$8,401,313	$6,825,370	$4,153,173	$3,201,234	$2,077,532
Cash and cash equivalents	264,593	371,023	233,068	186,016	73,570
Investment securities (2)	560,253	416,685	497,573	129,093	398,684
Loans held for sale (3)	1,797,064	1,435,459	747,593	1,439,889	174,999
Loans receivable	5,453,479	4,312,173	2,465,078	1,324,467	1,341,393
Allowance for loan losses	35,647	30,932	23,998	25,837	15,032
FDIC loss sharing receivable (4)	—	2,320	10,046	12,343	13,077
Deposits	5,909,501	4,532,538	2,959,922	2,440,818	1,583,189
Borrowings	1,893,550	1,816,250	771,750	471,000	331,000
Shareholders’ equity	553,902	443,145	386,623	269,475	147,748
Tangible common equity (5)	494,682	439,481	382,947	265,786	144,043
Selected Ratios and Share Data
Return on average assets	0.81%	0.78%	0.95%	1.02%	0.24%
Return on average common equity	11.82%	10.39%	9.49%	12.69%	3.04%
Common book value per share	$18.52	$16.57	$14.51	$13.27	$11.84
Tangible book value per common share (5)	$18.39	$16.43	$14.37	$13.09	$11.54
Common shares outstanding	26,901,801	26,745,529	26,646,566	20,305,452	12,482,451
Net interest margin	2.81%	2.86%	3.13%	3.21%	2.47%
Equity to assets	6.59%	6.49%	9.31%	8.42%	7.11%
Tangible common equity to tangible assets (5)	5.89%	6.44%	9.23%	8.31%	6.95%

Tier 1 leverage ratio – Customers Bank	7.30%	7.39%	10.81%	7.74%	7.11%
Tier 1 leverage ratio – Customers Bancorp	7.16%	6.69%	10.11%	9.30%	7.37%
Tier 1 risk-based capital ratio – Customers Bank	8.62%	9.27%	13.33%	8.50%	9.66%
Tier 1 risk-based capital ratio – Customers Bancorp	8.46%	8.39%	12.44%	10.23%	10.01%
Total risk-based capital ratio – Customers Bank	10.85%	11.98%	14.11%	9.53%	10.78%
Total risk-based capital ratio – Customers Bancorp	10.62%	11.09%	13.21%	11.26%	11.13%
Asset Quality
Non-performing loans	$10,771	$11,733	$19,163	$32,851	$36,626
Non-performing loans to total loans receivable	0.20%	0.27%	0.78%	2.48%	2.73%
Non-performing loans to total loans	0.15%	0.20%	0.60%	1.19%	2.42%
Other real estate owned	$5,057	$15,371	$12,265	$8,114	$13,482
Non-performing assets	15,828	27,104	31,428	40,965	50,108
Non-performing assets to total assets	0.19%	0.40%	0.76%	1.28%	2.41%
Allowance for loan losses to total loans receivable	0.65%	0.72%	0.97%	1.95%	1.12%
Allowance for loan losses to non-performing loans	330.95%	263.63%	125.23%	78.65%	41.04%
Net charge-offs	$11,979	$3,124	$6,894	$5,466	$9,547
Net charge-offs to average total loans receivable	0.26%	0.09%	0.37%	0.38%	1.20%

(1)
On September 17, 2011, Customers Bancorp completed its acquisition of Berkshire Bancorp, Inc. using the purchase accounting method in accounting for the acquisition. The purchase method provides that all transactions after the acquisition date are reflected in the acquirers’ financial accounting records.

(2)	Includes available-for-sale and held-to-maturity investment securities.

(3)	In 2015 and 2014, loans held for sale included $1,754,950 and $1,332,019 of mortgage warehouse loans at fair value, respectively.

(4)	The FDIC loss sharing receivable, as of December 2015, is included in "Accrued interest payable and other liabilities" net of the clawback liability.

(5)
Customers’ selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include tangible common equity and tangible book value per common share and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Customers Bancorp calculates tangible common equity by excluding intangible assets from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding.

A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Shareholders’ equity	$553,902	$443,145	$386,623	$269,475	$147,748
Less: intangible assets	(3,651)	(3,664)	(3,676)	(3,689)	(3,705)
Less: preferred stock	(55,569)	—	—	—	—
Tangible common equity	$494,682	$439,481	$382,947	$265,786	$144,043
Shares outstanding	26,902	26,746	26,647	20,305	12,482
Common book value per share	$18.52	$16.57	$14.51	$13.27	$11.84
Less: effect of excluding intangible assets	(0.13)	(0.14)	(0.14)	(0.18)	(0.30)
Common tangible book value per share	$18.39	$16.43	$14.37	$13.09	$11.54
Total assets	$8,401,313	$6,825,370	$4,153,173	$3,201,234	$2,077,532
Less: intangible assets	(3,651)	(3,664)	(3,676)	(3,689)	(3,705)
Total tangible assets	$8,397,662	$6,821,706	$4,149,497	$3,197,545	$2,073,827

Equity to assets	6.59%	6.49%	9.31%	8.42%	7.11%
Tangible common equity to tangible assets	5.89%	6.44%	9.23%	8.31%	6.95%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this Management's Discussion and Analysis in conjunction with “Business – Executive Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2015. Certain amounts reported in the 2014 and 2013 financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not significantly impact Customers' financial position or results of operations.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (U.S. GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to its audited financial statements.
Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets and liabilities. Customers considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers' assets and liabilities and results of operations.
The following is a summary of the policies Customers recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Available for Sale Securities, Fair Value Accounting, Accounting for Purchased-Credit-Impaired (PCI) Loans, FDIC Loss Sharing Receivable and Clawback Liability, and Deferred Income Taxes.
Allowance for Loan Losses. Customers maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated credit losses incurred as of the report date. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, peer and industry data, current economic conditions, the size and composition of the loan portfolio, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect Customers' results of operations in the future.
Subsequent to acquisition of purchased-credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior charges.
Stock-Based Compensation. Customers recognizes compensation expense for share-based awards in accordance with ASC 718 Compensation – Stock Compensation. Expense related to stock option awards is based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. For performance based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price of the option, the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Customers' estimate of the fair value of a stock option is based on expectations derived from its limited historical experience and may not necessarily equate to market value when fully vested.
Unrealized Gains and Losses on Securities Available for Sale. Customers receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale consist primarily of mortgage-backed securities issued by U.S. government-sponsored agencies. Customers uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer.
For marketable equity securities, Customers considers the issuer’s financial condition, capital strength and near term prospects to determine whether an impairment is temporary or other-than-temporary. Customers also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment as of the balance sheet date is recognized in earnings even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value.
The unrealized losses associated with available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2015 and 2014 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. The unrealized losses associated with the equity investments were also not considered other-than-temporarily impaired as of December 31, 2015 and 2014. Management concluded that the decline in fair value was temporary and would recover by way of increases in market price or positive changes in foreign currency exchange rates.
Fair Value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, other than in a forced or liquidation sale as of the measurement date (also referred to as an exit price). Management estimates the fair value of a financial instrument using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, the quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Customers estimates fair value using unobservable data. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant uses of fair values include residential mortgage loans acquired subject to an agreement to resell, residential mortgage loans originated with an intent to sell, available-for-sale investment securities, derivative assets and liabilities, impaired loans and foreclosed property and the net assets acquired in business combinations. For additional information, refer to “NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.”
Purchased Credit-Impaired Loans
For certain acquired loans that have experienced a deterioration of credit quality, Customers follows the guidance contained in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that were acquired in business combinations or asset purchases with evidence of credit deterioration since origination to the date acquired and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and non-accrual status, borrower credit scores and recent loan to value percentages.
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
Purchased-credit-impaired loans acquired may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, the Bank re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on purchased-credit-impaired loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as non-accrual loans; however, when the timing and amounts of expected cash flows for purchased-credit-impaired loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans. Charge-offs are not recorded on purchased-credit-impaired loans until actual losses exceed the estimated losses that were recorded as purchase accounting adjustments at acquisition date.
FDIC Loss Sharing Receivable and Clawback Liability for Loss Share Agreements. The majority of the loans and other real estate assets acquired in an FDIC-assisted acquisition is covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Bank for 80% of all losses incurred in connection with those assets. Management estimated the amount that the Bank will receive from the FDIC under the loss share agreements that will result from losses incurred as the Bank disposes of covered loans and other real estate assets and records the estimate as a receivable from the FDIC.
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
The FDIC loss sharing receivable is reviewed quarterly and adjusted for changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Increases in estimated cash flows on the covered assets will reduce the FDIC loss sharing receivable and decreases in estimated cash flows on the covered assets will increase the FDIC loss sharing receivable. Increases to the FDIC loss sharing receivable resulting from reduced cash flow estimates on the covered loans are recorded as a reduction to the provision for loan losses and decreases to the FDIC loss sharing receivable are recorded either as an increase to the provision for loan losses (to the extent an increase in the FDIC receivable balance was previously recorded as a reduction to the provision for loan losses) or recognized over the life of the loss share agreements. Decreases in the valuations of covered other real estate owned are recorded net of the FDIC receivable balance resulting from the valuation allowance as an increase to other real estate owned expense (a component of non-interest expense).
The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions ("the Clawback Liability”). Due to cash received on the covered assets in excess of the original expectations of the FDIC, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. As of December 31, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.

The Bank presents the FDIC loss sharing receivable balance, net of the estimated clawback liability on the consolidated balance sheet. As of December 31, 2015, the Bank expected to collect $0.2 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.3 million. The net amount of $2.1 million is included in "Accrued interest payable and other liabilities " in the accompanying consolidated balance sheet.
Deferred Income Taxes. Customers provides for deferred income taxes on the liability method whereby tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Customers' primary source of funds for making these loans and investments is its deposits, on which it pays interest. Consequently, one of the key measures of Customers' success is its amount of net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on these interest-bearing liabilities, which is referred to as net interest spread.
There is credit risk inherent in all loans, so Customers maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. Customers maintains this allowance by charging a provision for loan losses against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its allowance for loan losses.
2016 Economic Outlook

U.S. Real GDP is forecasted to grow 2.5% to 3.0% during 2016.  The economy is expected to remain divided in two during 2016. Sectors tied closely to the domestic economy should fare better than those sectors that are more closely tied to the global economy.  Domestic demand is expected to grow during 2016 partly due to non-farm payroll growth averaging approximately $190,000 per month and that the unemployment rate will continue to trend lower during 2016, ending the year at 4.6%.
While inflation has remained below the Federal Reserve's target of 2%, as measured by both the CPI and PCE deflator, many economists feel that this has been the effect of lower-than-expected commodity prices around the world, led by oil. Once energy prices “normalize” sometime in 2016, upward pressure will be applied to both the CPI and PCE deflator likely resulting in higher prices for businesses and consumers, it is expected that the Federal Reserve to act on an overheating U.S. economy by increasing the overnight interest rate.
Since “lift off” in mid-December 2015, it is expected that the Federal Reserve will continue to raise the overnight interest rate two to four more times throughout 2016.  The Federal Reserve has made it clear that any future interest rate hike will be data dependent. For these interest rate hikes to happen, the CPI and PCE deflator will need to approach the Federal Reserve's 2% target and employment will need to improve or at least retain recent positive trends.
While the outlook in the U.S. remains optimistic, fears of a continued slowdown in the rest of the world could have a negative impact on the U.S. economy. While the rest of the world continues to take steps to increase growth, the U.S. continues to churn along in a positive direction.  In Customers' market area, management sees continued moderate (2.0% to 3.0%) growth in 2016, the housing market continuing to improve and unemployment improving or at least remaining at current levels during the year. Management is seeing improvement in loan demand in Customers' commercial and industrial, multi-family and commercial real estate loan portfolios. There continues to be some uncertainty in the political and external environments in 2016 as the presidential election looms, and it is likely that these challenging conditions will continue over the next few years. Overall, Customers' management is optimistic that 2016 will show a continuation of the improving economic environment experienced in 2015.

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
For the years ended December 31, 2015 and 2014
Net income available to common shareholders increased $12.9 million , or 29.8%, to $56.1 million for the year ended December 31, 2015, compared to $43.2 million for the year ended December 31, 2014. The increased net income resulted from increases in net interest income of $44.4 million and non-interest income of $2.6 million, partly offset by increases in provision for loan losses of $5.8 million, non-interest expense of $16.0 million, tax expense of $9.7 million, and the accrual of preferred stock dividends of $2.5 million.
Net interest income increased $44.4 million, or 29.2%, for the year ended December 31, 2015 to $196.3 million, compared to $151.9 million for the year ended December 31, 2014. The increase in net interest income was driven by an increase in the average balance of loans and securities of $1.6 billion, from $5.0 billion in 2014 to $6.7 billion in 2015, offset in part by a decline in the net interest margin (tax equivalent) of 6 basis points (from 2.87% in 2014 to 2.81% in 2015). The net margin decrease was largely a result of the growth in the lower yielding mortgage warehouse portfolio.
The provision for loan losses increased $5.8 million to $20.6 million for the year ended December 31, 2015, compared to $14.7 million for the same period in 2014. The increase in the provision for loan losses during 2015 was primarily attributable to a provision expense of $9.0 million for the fraudulent loan identified by Customers in July 2015. $5.3 million of the loan was charged off in third quarter 2015 and the residual balance of $3.7 million was charged off in fourth quarter 2015. Customers will continue its efforts to collect the loan balance and is optimistic about a future recovery.
Non-interest income increased $2.6 million, or 10.3% during the year ended December 31, 2015 to $27.7 million, compared to $25.1 million for the year ended December 31, 2014. The increase resulted primarily from a benefit received on a bank-owned life insurance policy of $2.4 million, higher mortgage warehouse transactional fees driven by increased transaction volume and an increase in the gain on sale of loans, offset in part by gains realized from sales of investment securities of $3.2 million in 2014 compared to a loss of $0.1 million in 2015.
Non-interest expense increased $16.0 million, or 16.2%, during the year ended December 31, 2015 to $114.9 million, compared to $98.9 million during the year ended December 31, 2014. The increases in salaries and employee benefits of $12.4 million, professional services of $3.3 million, and technology of $1.8 million resulted from growth of Customers' business, which has required additional team members, services, and support. These increases were offset in part by decreased assessments and regulatory fees of $1.1 million related primarily to an adjustment in the Pennsylvania shares tax expense and reduced loan workout expenses of $0.6 million resulting from lower levels of non-performing loans and recoveries of prior expenses on resolved loans during the year.
Income tax expense increased $9.7 million for the year ended December 31, 2015 to $29.9 million, compared to $20.2 million in the same period of 2014. The increase in income tax expense was driven primarily from increased pre-tax income of $25.1 million in 2015, offset in part by the benefit received on a bank-owned life insurance policy of $2.4 million, which is not taxable.
Preferred stock dividends increased $2.5 million for 2015 due to the accrual of dividends on Customers' Series C Preferred Stock issued on May 18, 2015.
For the years ended December 31, 2014 and 2013
Net income available to common shareholders increased $10.5 million, or 32.2%, to $43.2 million for the year ended December 31, 2014, compared to $32.7 million for the year ended December 31, 2013. The increased net income resulted from increases in net interest income of $48.1 million and non-interest income of $2.4 million, partly offset by increases in provision for loan losses of $12.5 million, non-interest expense of $24.9 million, and tax expense of $2.6 million.
Net interest income increased $48.1 million, or 46.3%, during 2014 to $151.9 million, compared to $103.9 million during 2013 primarily due to an increase in the average balance of interest earnings assets of $2.0 billion (from $3.3 billion in 2013 to $5.3 billion in 2014), offset in part by a decline in the net interest margin (tax equivalent) of 27 basis points (from 3.14% in 2013 to

2.87% in 2014). The growth in average interest earning assets was principally driven by increases in multi-family and other commercial loan products. The decrease in net interest margin results from a combination of changed market conditions, including decreased market interest rates and increased competition on loans, and product mix, as secured multi-family loans yield less than other commercial products and was our primary growth area.
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
Non-interest income increased $2.4 million during 2014 to $25.1 million, compared to $22.7 million during 2013. The increase in 2014 was attributed to a $2.3 million increase in gains on sales of loans as the Bank began selling excess multi-family loan originations, $1.9 million increase in gains on sales of investment securities as the Bank shortened the duration of its investment portfolio, a $1.2 million increase in bank owned life insurance income as the number of insured team members increased, and a $0.9 million increase in mortgage loan and banking income as the Bank continues to develop that business, offset primarily by a decrease in the mortgage warehouse transactional fees of $4.7 million.
Non-interest expense increased $24.9 million during 2014 to $98.9 million, compared to $74.0 million during 2013. Expenses increased in 2014 principally for salaries and employee benefits as staffing levels grew to support the growing business (up $10.9 million), assessments for FDIC insurance and Pennsylvania shares tax increased as the Bank grew (up $6.2 million), professional services related to loan workout, litigation and other general regulatory matters (up $2.2 million), occupancy expense (up $2.2 million) as our need for space grew, other real estate owned resolution expenses as we work through problem properties (up $2.2 million), and technology, communication and bank operations expense (up $1.5 million) as a result of our growth. The increase was offset in by a provision for loss contingency recorded in 2013 of $2.0 million.
Income tax expense increased $2.6 million during 2014 to $20.2 million, compared to $17.6 million during 2013. The increased income tax expense was driven primarily from increased taxable income in 2014 (up $13.1 million to $63.4 million), offset in part by a $1.5 million benefit that resulted from a return to provision and deferred tax analysis performed in third quarter 2014.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes the Customers' net interest income and related spread and margin for the periods indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
(amounts in thousands)
Assets
Interest-earning deposits	$271,201	$718	0.26%	$228,668	$577	0.25%	$190,298	$482	0.25%
Investment securities (A)	427,638	10,405	2.43	451,932	10,386	2.30	260,862	6,314	2.42
Loans held for sale	1,589,176	51,553	3.24	911,594	30,801	3.38	992,421	38,140	3.84
Loans receivable (B)	4,635,887	182,280	3.93	3,656,891	146,388	4.00	1,842,310	82,580	4.48
Other interest earning assets	72,693	4,894	6.73	66,669	2,275	3.41	27,095	640	2.36
Total interest-earning assets	6,996,595	249,850	3.57	5,315,754	190,427	3.58	3,312,986	128,156	3.87
Non-interest-earning assets	269,454			227,045			142,350
Total assets	$7,266,049			$5,542,799			$3,455,336
Liabilities
Interest checking	$123,527	686	0.56	$62,840	361	0.57	45,613	191	0.42
Money market deposit accounts	2,412,958	12,548	0.52	1,712,896	10,391	0.61	1,106,457	7,619	0.69
Other savings accounts	36,820	111	0.30	40,795	172	0.42	31,741	152	0.48
Certificates of deposit	2,087,641	20,637	0.99	1,403,774	13,530	0.96	1,251,709	13,058	1.04
Total interest-bearing deposits	4,660,946	33,982	0.73	3,220,305	24,454	0.76	2,435,520	21,020	0.86
Borrowings	1,373,359	19,578	1.43	1,268,205	14,050	1.11	278,297	3,281	1.18
Total interest-bearing liabilities	6,034,305	53,560	0.89	4,488,510	38,504	0.86	2,713,817	24,301	0.90
Non-interest-bearing deposits	692,159			620,385			385,187
Total deposits and borrowings	6,726,464		0.80	5,108,895		0.75	3,099,004		0.78
Other non-interest-bearing liabilities	30,394			17,905			11,779
Total liabilities	6,756,858			5,126,800			3,110,783
Shareholders’ equity	509,191			415,999			344,553
Total liabilities and shareholders’ equity	$7,266,049			$5,542,799			$3,455,336
Net interest earnings		196,290			151,923			103,855
Tax-equivalent adjustment (C)		449			405			244
Net interest earnings		$196,739			$152,328			$104,099
Interest spread			2.77%			2.83%			3.09%
Net interest margin (D)			2.81			2.86			3.13
Net interest margin tax equivalent (C)(D)			2.81			2.87			3.14

(A)	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(C)	Full tax equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

(D)
Excluding an adjustment to interest income for the change in accounting estimate on purchased-credit-impaired loans of $4.5 million, net interest margin and net interest margin tax equivalent are 3.05% for the year ended December 31, 2013.

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

	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$29	$112	$141	$(2)	$97	$95
Investment securities, taxable	594	(575)	19	(335)	4,407	4,072
Loans held for sale	(1,279)	22,031	20,752	(4,384)	(2,955)	(7,339)
Loans receivable	(2,645)	38,537	35,892	(9,683)	73,491	63,808
Other interest earning assets	2,396	223	2,619	382	1,253	1,635
Total interest income	(905)	60,328	59,423	(14,022)	76,293	62,271
Interest expense:
Interest checking	(12)	337	325	84	86	170
Money market deposit accounts	(1,640)	3,797	2,157	(996)	3,768	2,772
Savings	(46)	(15)	(61)	(20)	40	20
Certificates of deposit	355	6,752	7,107	(1,040)	1,512	472
Total interest bearing deposits	(1,343)	10,871	9,528	(1,972)	5,406	3,434
Borrowings	4,288	1,240	5,528	(210)	10,979	10,769
Total interest expense	2,945	12,111	15,056	(2,182)	16,385	14,203
Net interest income	$(3,850)	$48,217	$44,367	$(11,840)	$59,908	$48,068
For the years ended December 31, 2015 and 2014
Net interest income for the year ended December 31, 2015 was $196.3 million, an increase of $44.4 million, or 29.2%, when compared to net interest income for the year ended December 31, 2014 of $151.9 million. This increase in net interest income was primarily attributable to an increase of $1.6 billion in the average balance of loans and securities.
The key measure of net interest income is net interest margin. While Customers' net interest margin decreased to 2.81% for the year ended December 31, 2015 from 2.87% for the year ended December 31, 2014, the impact on net interest income was secondary to the significant increases in loan volume.
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

PROVISION FOR LOAN LOSSES
For more information about our provision and allowance for loan losses methodology and our loss experience, see “Critical Accounting Policies,” “Credit Risk” and “Asset Quality” herein and “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.”
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
For the years ended December 31, 2015 and 2014

During 2015, the provision for loan losses was $20.6 million, an increase of $5.8 million from a provision of $14.7 million in 2014. The 2015 provision for loan losses included a provision expense of $9.0 million for the fraudulent loan identified by Customers in July 2015. The increase in the provision for loan losses resulting from this loan was offset in part by a $2.4 million reduction to the provision for loan losses resulting primarily from Customers' low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates. $5.3 million of the fraudulent loan was charged off in third quarter 2015 and the residual balance of $3.7 million was charged off in fourth quarter 2015. Customers will continue its efforts to collect the loan balance and is optimistic about a future recovery.
For the years ended December 31, 2014 and 2013
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

NON-INTEREST INCOME
The chart below shows the various components of non-interest income for each of the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
(amounts in thousands)
Mortgage warehouse transactional fees	$10,394	$8,233	$12,962
Bank-owned life insurance	7,006	3,702	2,482
Gains on sales of loans	4,047	3,125	852
Deposit fees	944	801	675
Mortgage loan and banking income	741	2,048	1,142
Gain (loss) on sales of investment securities	(85)	3,191	1,274
Other	4,670	4,026	3,316
Total non-interest income	$27,717	$25,126	$22,703
For the years ended December 31, 2015 and 2014
Non-interest income increased $2.6 million, or 10.3%, during the year ended December 31, 2015 to $27.7 million compared to $25.1 million for the year ended December 31, 2014. The increase resulted primarily from a benefit received on a bank-owned life insurance policy of $2.4 million, higher mortgage warehouse transactional fees driven by increased transaction volume and an increase in the gain on sale of loans primarily resulting from increased SBA loan sales, offset in part by gains realized from sales of investment securities of $3.2 million in 2014 compared to a loss of $0.1 million in 2015.
For the years ended December 31, 2014 and 2013
Non-interest income increased $2.4 million during 2014 to $25.1 million, compared to $22.7 million during 2013. The increase in 2014 was attributed to the $2.3 million increase in gains on sales of loans as the Bank began selling excess multi-family loan originations, a $1.9 million increase in gains on sales of investment securities as the Bank shortened the duration of the investment portfolio, a $1.2 million increase in bank owned life insurance income as the number of insured team members increased, and a $0.9 million increase in mortgage loan and banking income as Customers continued to develop that business. These increases were offset primarily by a decrease in mortgage warehouse transactional fees of $4.7 million.

NON-INTEREST EXPENSE
The below chart shows the various components of non-interest expense for each of the years ended December 31, 2015, 2014, and 2013.

	Years Ended December 31,
	2015	2014	2013
(amounts in thousands)
Salaries and employee benefits	$58,777	$46,427	$35,493
Professional services	11,042	7,748	5,548
FDIC assessments, taxes, and regulatory fees	10,728	11,812	5,568
Technology, communication and bank operations	10,596	8,798	6,607
Occupancy	8,668	8,068	6,552
Other real estate owned	2,516	3,601	1,365
Advertising and promotion	1,475	1,325	1,274
Loan workout	1,127	1,706	2,245
Loss contingency	—	—	2,000
Other	10,017	9,429	7,372
Total non-interest expense	$114,946	$98,914	$74,024
For the years ended December 31, 2015 and 2014
Non-interest expense was $114.9 million for the year ended December 31, 2015, which was an increase of $16.0 million over non-interest expense of $98.9 million for the year ended December 31, 2014.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $12.4 million, or 26.6%, to $58.8 million for the year ended December 31, 2015 from $46.4 million for the year ended December 31, 2014. The primary reason for this increase was the increase in the number of team members from 422 full-time equivalents at December 31, 2014 to 517 full-time equivalents at December 31, 2015 and a full year of expense for the growth of team members in 2014. This was directly related to the need for additional team members to support our organic growth. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate, and commercial and industrial loan portfolios and the increased deposits.
Professional services expense increased by $3.3 million to $11.0 million for the year ended December 31, 2015 from $7.7 million for the year ended December 31, 2014 due to costs incurred for BankMobile, increased professional services expense related to fees paid for the FHLB letter of credit used to collateralize municipal deposits, and other professional service expenses driven by the organic growth of the Bank.
FDIC assessments, taxes, and regulatory fees declined $1.1 million to $10.7 million for the year ended December 31, 2015 from $11.8 million for the year ended December 31, 2014. The primary reason for this decrease was due to an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million recorded in second quarter 2015 offset in part by increased deposit premiums and other regulatory and filing fees largely as a result of the Bank's organic growth.
Technology, communication and bank operations expenses increased $1.8 million to $10.6 million for the year ended December 31, 2015 from $8.8 million for the year ended December 31, 2014. This increase was primarily attributable to costs incurred for BankMobile and other technology related expenses driven by the organic growth of the Bank.
Occupancy expense increased by $0.6 million to $8.7 million for the year ended December 31, 2015 from $8.1 million for the year ended December 31, 2014. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.
Other real estate owned expense declined $1.1 million to $2.5 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014 as the level of other real estate owned declined from 2014. The decrease primarily resulted from lower valuation adjustments, reduced holding expenses, and decreased losses realized from the sale of other real estate owned.

Loan workout expense decreased by $0.6 million to $1.1 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The decrease was attributable to lower workout costs driven by reduced levels of non-performing loans and recoveries of prior expenses incurred on two resolved loans during the year.

Other expense increased by $0.6 million to $10.0 million for the year ended December 31, 2015 from $9.4 million for the year ended December 31, 2014. Customers' experienced higher levels of miscellaneous expenses resulting from the organic growth experienced over the past year, increased staffing, and other activities associated with business development.
For the years ended December 31, 2014 and 2013
Non-interest expense was $98.9 million for the year ended December 31, 2014, which was an increase of $24.9 million over non-interest expense of $74.0 million for the year ended December 31, 2013.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $10.9 million, or 30.8%, to $46.4 million for the year ended December 31, 2014 from $35.5 million for the year ended December 31, 2013. The primary reason for this increase was due to the increase in the number of team members from 383 full-time equivalents at December 31, 2013 to 422 full-time equivalents at December 31, 2014 and a full year of expense for the growth of team members in 2013 as we increased the number of team members to support our growing commercial loan, multi-family/commercial real estate, and mortgage banking businesses and the related administrative support functions.
FDIC assessments, taxes and regulatory fees increased by $6.2 million to $11.8 million for the year ended December 31, 2014 from $5.6 million for the year ended December 31, 2013 due to increased assets subject to the FDIC assessment, higher regulatory fees and higher Pennsylvania bank shares tax expense as a result of the growth of the Bank.
Professional services expense increased $2.2 million to $7.7 million for the year ended December 31, 2014 from $5.5 million for the year ended December 31, 2013 due to higher legal and consulting expenses in 2014 related to regulatory filings and other regulatory and legal matters as well as general growth of the Bank.
Technology communication and bank operations increased $2.2 million, rising to $8.8 million for the year ended December 31, 2014 from $6.6 million for the year ended December 31, 2013 related to the increased number of employees and increased technology improvements to meet the needs of a larger Bank.
Occupancy expense increased $1.5 million, rising to $8.1 million for the year ended December 31, 2014 from $6.6 million for the year ended December 31, 2013 as a result of a full year of facilities expense from expansion into new markets during 2013.
Larger expenses classified in other expense include loan origination expenses, supplies, director fees, shareholder relations, sponsorships, and business development expenses. Generally these expenses increased as a direct result of the growth of the Bank.

INCOME TAXES
For the years ended December 31, 2015 and 2014
The income tax expense and effective tax rate include both federal and state income taxes. In 2015, income tax expense was $29.9 million with an effective tax rate of 33.80%, compared to an expense of $20.2 million and an effective tax rate of 31.83% for 2014. Income tax expense was driven primarily by net income before taxes of $88.5 million and $63.4 million, for the years ended December 31, 2015 and 2014, respectively. In 2015, the effective tax rate was lower due to a non-taxable bank-owned life insurance death benefit received of $2.4 million, or a 2.73% effective tax rate reduction. In 2014, the effective tax rate was reduced due to a tax benefit resulting from bank-owned life insurance income of $1.3 million, or a 2.04% effective tax rate reduction, and a benefit of $1.8 million, or a 2.88% effective tax rate reduction, resulting primarily from recording a $1.5 million benefit from a return to provision and deferred tax analysis completed in third quarter 2014.
For the years ended December 31, 2014 and 2013
The income tax expense and effective tax rate include both federal and state income taxes. In 2014, income tax expense was $20.2 million with an effective tax rate of 31.83%, compared to an income tax expense of $17.6 million and an effective tax rate of 35.00% for 2013. Income tax expense was driven primarily by net income before taxes of $63.4 million and $50.3 million, for the years ended December 31, 2014 and 2013, respectively. In 2014, the effective tax rate was reduced due to a tax benefit resulting from bank-owned life insurance income of $1.3 million, or a 2.04% effective tax rate reduction, and a benefit of $1.8 million, or a 2.88% effective tax rate reduction, resulting primarily from recording a $1.5 million benefit from a return to provision and deferred tax analysis completed in third quarter 2014. In 2013, the effective tax rate was reduced due to a tax benefit resulting from bank-owned life insurance income of $0.9 million, or a 1.73% effective tax rate reduction.
For additional information regarding the Bancorp’s income taxes, refer to “NOTE 15 – INCOME TAXES”.

FINANCIAL CONDITION
GENERAL
Total assets were $8.4 billion at December 31, 2015.  This represented a $1.6 billion, or 23.1%, increase from total assets of $6.8 billion at December 31, 2014. The major change in our financial position occurred as the result of the growth in loans receivable, which increased by $1.1 billion, or 26.5%, to $5.4 billion at December 31, 2015, from $4.3 billion at December 31, 2014.
Customers continued its efforts to increase loan balances outstanding, particularly in the commercial loan portfolio. Multi-family loans increased by $0.6 billion to $2.9 billion at December 31, 2015. Commercial loans and lines of credit to mortgage companies increased by $0.4 billion to $1.8 billion at December 31, 2015. Additionally, commercial and industrial loans, including owner-occupied commercial real estate, increased by $0.3 billion to $1.1 billion at December 31, 2015.
Total liabilities were $7.8 billion at December 31, 2015. This represented a $1.5 billion, or 23.0%, increase from total liabilities of $6.4 billion at December 31, 2014. The increase in total liabilities resulted primarily from a higher level of deposits in 2015 compared to 2014. Total deposits grew by $1.4 billion, or 30.4%, to $5.9 billion at December 31, 2015 from $4.5 billion at December 31, 2014. Deposit growth was primarily the result of marketing efforts targeted to attract municipal and other government deposits. Transaction deposits increased by $0.7 billion, or 26.3%, to $3.6 billion at December 31, 2015 from $2.8 billion at December 31, 2014, with non-interest bearing deposits increasing by $107 million. Certificates of deposit accounts increased by $0.6 billion, or 37.2%, to $2.3 billion at December 31, 2015 from $1.7 billion at December 31, 2014.

The following table sets forth certain key condensed balance sheet data:

	December 31,
	2015	2014
(amounts in thousands)
Cash and cash equivalents	$264,593	$371,023
Investment securities available for sale, at fair value	560,253	416,685
Loans held for sale (includes $1,757,807 and $1,335,668, respectively at fair value)	1,797,064	1,435,459
Loans receivable	5,453,479	4,312,173
Total loans receivable, net of allowance for loan losses	5,417,832	4,281,241
Total assets	8,401,313	6,825,370
Total deposits	5,909,501	4,532,538
Federal funds purchased	70,000	—
FHLB advances	1,625,300	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Total liabilities	7,847,411	6,382,225
Total shareholders’ equity	553,902	443,145
Total liabilities and shareholders’ equity	8,401,313	6,825,370

CASH AND DUE FROM BANKS
Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $53.6 million at December 31, 2015. This represents a $9.2 million decrease from $62.7 million at December 31, 2014. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank.
INTEREST-EARNING DEPOSITS
Interest earning deposits consist mainly of deposits at the Federal Reserve Bank of Philadelphia. These deposits totaled $211.0 million at December 31, 2015, which was a $97.2 million decrease from $308.3 million at December 31, 2014. This balance varies from day to day, depending on several factors, such as variations in customers’ deposits with the Bank and the payment of checks drawn on customers’ accounts. The decrease in 2015 was largely driven by the investment of amounts previously held in interest-earning deposits in highly liquid mortgage-backed securities issued by U.S. government agencies.
INVESTMENT SECURITIES
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), domestic corporate debt, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest rate risk, provide liquidity, provide collateral for other borrowings, and diversify the credit risk of earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2015, investment securities were $560.3 million compared to $416.7 million at December 31, 2014. The increase was primarily the result of the investment of amounts previously held in interest-earning deposits in highly liquid mortgage-backed securities issued by U.S. government agencies.
Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.
The following table sets forth the amortized cost of the investment securities at the last two fiscal year ends:

	December 31,
	2015	2014
(amounts in thousands)
Available for Sale:
Residential mortgage-backed securities (1)	$299,392	$376,854
Commercial real estate mortgage-backed securities (1)	206,719	—
Corporate notes (2)	39,925	15,000
Equity securities (3)	22,514	23,074
	$568,550	$414,928

(1)
Consists entirely of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA at December 31, 2015. Consists primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA at December 31, 2014.

(2)	Includes subordinated debt issued by other bank holding companies.

(3)	Consists primarily of equity securities in a foreign entity.
For financial reporting purposes, available-for-sale securities are carried at fair value.

The following table sets forth information about the maturities and weighted-average yield of the securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2015
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No Specific Maturity	Total	Total
(amounts in thousands)
Available for Sale
Residential mortgage-backed securities	$—	$—	$—	$—	$299,392	$299,392	$298,104
Yield					2.65%	2.65%	—
Commercial real estate mortgage-backed securities					206,719	$206,719	202,870
Yield	—	—	—	—	2.80%	2.80%	—
Corporate notes	—	—	32,925	7,000	—	39,925	40,067
Yield	—	—	5.59%	5.54%	—	5.58%	—
Equity securities	—	—	—	—	22,514	22,514	19,212
Yield	—	—	—	—	—%	—%	—
Total	$—	$—	$32,925	$7,000	$528,625	$568,550	$560,253
Weighted Average Yield	—%	—%	5.59%	5.54%	2.60%	2.81%
The mortgage-backed securities in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages. The corporate notes in the portfolio include subordinated notes issued by other bank holding companies.
LOANS
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, construction, and commercial and industrial loans. The Bank continues to focus on small and middle market business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:
Commercial Lending
Customers' commercial lending is divided into four groups: Business Banking, Small and Middle Market Business Banking, Multi-family and Commercial Real Estate Lending, and Mortgage Banking Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.
The commercial lending group focuses on companies with annual revenues ranging from $1 million to $50 million, which typically have credit requirements between $0.5 million and $10 million.
The small and middle market business banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of excessive market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business.
The goal of the mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for Customers' loans. As of December 31, 2015, loans in the warehouse lending portfolio totaled $1.8 billion and are designated as held for sale.
The goal of the multi-family lending product is to build a portfolio of high-quality multi-family loans within Customers' covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2015, Customers had multi-family loans of $2.9 billion outstanding, comprising approximately 40.7% of the total loan portfolio, compared to $2.3 billion, or approximately 40.2% of the total loan portfolio, at December 31, 2014.
As of December 31, 2015, Customers had $6.9 billion in commercial loans outstanding, composing approximately 94.6% of its total loan portfolio, which includes loans held for sale, compared to $5.3 billion, composing approximately 92.5% at December 31, 2014.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2015, the Bank had $391.7 million in consumer loans outstanding, or 5.4% of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
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
The composition of loans held for sale was as follows:

	December 31,
	2015	2014	2013	2012	2011
(amounts in thousands)
Commercial Loans:
Mortgage warehouse loans at fair value	$1,754,950	$1,332,019	$740,694	$1,439,889	$174,999
Multi-family loans at lower of cost or fair value	39,257	99,791	—	—	—
Total commercial loans held for sale	1,794,207	1,431,810	740,694	1,439,889	174,999
Consumer Loans:
Residential mortgage loans at fair value	2,857	3,649	6,899	—	—
Loans held for sale	$1,797,064	$1,435,459	$747,593	$1,439,889	$174,999

Because the period to submit losses for non-single family loans covered under the FDIC loss sharing agreements expired in third quarter 2015, and the balance of covered loans is not significant to Customers' total loan portfolio, the disaggregation between covered and non-covered loans is no longer presented in the disclosures that follow. Additional disaggregation of the commercial real estate loan portfolio between owner occupied and non-owner occupied is presented for 2015 and 2014. For years prior, owner occupied and non-owner occupied are presented collectively as commercial real estate loans.
The composition of loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2015	2014	2013	2012	2011
(amounts in thousands)
Commercial:
Multi-family	$2,909,439	$2,208,405	$1,064,059	$363,336	$70,945
Commercial and industrial (a)	1,111,400	785,669	296,595	126,333	123,784
Commercial real estate (b)	956,255	839,310	753,591	489,332	305,234
Construction	87,240	49,718	42,917	45,554	35,605
Mortgage warehouse (c)	—	—	—	9,565	619,318
Total commercial loans	5,064,334	3,883,102	2,157,162	1,034,120	1,154,886

Consumer:
Residential real estate	271,613	297,395	163,920	129,960	76,111
Manufactured housing	113,490	126,731	139,471	153,429	104,565
Other	3,708	4,433	5,437	5,801	6,220
Total consumer loans	388,811	428,559	308,828	289,190	186,896
Total loans receivable	5,453,145	4,311,661	2,465,990	1,323,310	1,341,782
Deferred costs (fees) and unamortized premiums (discounts), net	334	512	(912)	1,157	(389)
Allowance for loan losses	(35,647)	(30,932)	(23,998)	(25,837)	(15,032)
Loans receivable, net of allowance	$5,417,832	$4,281,241	$2,441,080	$1,298,630	$1,326,361

(a)	Includes owner occupied commercial real estate loans for 2015 and 2014.

(b)	Includes non-owner occupied commercial real estate loans for 2015 and 2014. For 2013, 2012 and 2011, includes owner occupied and non-owner occupied commercial real estate loans.

(c)	Beginning in third quarter 2012, certain mortgage warehouse lending transactions were documented under master repurchase agreements and classified as held for sale.
Loans to mortgage banking businesses and certain residential mortgage and multi-family loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $1.8 billion and $1.4 billion at December 31, 2015 and 2014, respectively. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of loan origination until the loans are sold into the secondary market. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.
Loans receivable, net of the allowance for loan losses, increased by $1.1 billion to $5.4 billion at December 31, 2015 from $4.3 billion at December 31, 2014. The increase in loans receivable, net of the allowance for loan losses, was attributable to higher balances in multi-family, commercial and industrial (including owner occupied commercial real estate) and non-owner occupied commercial real estate loans, which increased $0.7 billion, $0.3 billion, and $0.1 billion, respectively, from December 31, 2014. The increase in these loan balances are the result of the Bank's successful execution of its organic growth strategy.
The following table sets forth Customers' commercial loans receivable as of December 31, 2015, in terms of contractual maturity date and interest rate characteristics:

	Within one year	After one but within five years	After five years	Total
(amounts in thousands)
Commercial Loans:
Multi-family	$5,322	$1,886,364	$1,017,753	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	147,103	489,748	474,549	1,111,400
Commercial real estate non-owner occupied	41,665	557,382	357,208	956,255
Construction	368	48,568	38,304	87,240
Total commercial loans	$194,458	$2,982,062	$1,887,814	$5,064,334
Amount of such loans with:
Predetermined rates	$51,343	$2,466,942	$1,186,577	$3,704,862
Floating or adjustable rates	143,115	515,120	701,237	1,359,472
Total commercial loans	$194,458	$2,982,062	$1,887,814	$5,064,334

CREDIT RISK
Customers Bancorp manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards and collection efforts, and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added when it is estimated that a loss has occurred, to the allowance for loan losses at least quarterly. The allowance for loan losses is estimated at least quarterly.
The provision for loan losses was $20.6 million, $14.7 million, and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $35.7 million, or 0.65% of total loans receivable, at December 31, 2015 and $30.9 million, or 0.72% of total loans receivable, at December 31, 2014. The percentage of the allowance of loan losses to total loans receivable declined during 2015 primarily due to continued growth of the multi-family and commercial real estate portfolios, which have lower reserving factors due to their notably better historical loss experience than other commercial loans. Net charge-offs were $12.0 million for the year ended December 31, 2015, an increase of $8.9 million compared to $3.1 million for the year ending December 31, 2014. The increase in net charge offs was driven by the identification of a $9.0 million fraudulent loan that was charged-off in its entirety during 2015.
Customers had approximately $13.8 million and $42.2 million in loans that were covered under loss share arrangements with the FDIC as of December 31, 2015 and 2014, respectively. The period to submit losses for non-single family loans under the loss sharing agreements expired in third quarter 2015. The period to submit losses for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.
Customers Bank considers the covered loans in estimating the allowance for loan losses and considers recovery of estimated credit losses from the FDIC in the FDIC indemnification asset. Refer to “Critical Accounting Policies” herein and “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” for further discussion on the accounting for the FDIC loss sharing receivable balance.

The chart below depicts the Bank's allowance for loan losses, excluding the effects of the FDIC receivable, for the periods indicated.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
(amounts in thousands)
Beginning Balance	$30,932	$23,998	$25,837	$15,032	$15,129
Loan charge-offs: (1)
Construction	1,064	895	2,096	2,507	1,179
Commercial and industrial (2)	11,709	1,637	1,387	522	2,543
Commercial real estate (3)	327	1,715	3,358	2,462	5,775
Residential real estate	276	667	410	649	109
Other consumer	36	33	87	26	55
Total Charge-offs	13,412	4,947	7,338	6,166	9,661
Loan recoveries (1):
Construction	204	13	—	4	2
Commercial and industrial (2)	562	736	391	514	11
Commercial real estate (3)	—	801	42	63	94
Residential real estate	575	265	2	5	—
Other consumer	92	8	9	114	7
Total Recoveries	1,433	1,823	444	700	114
Total net charge-offs	11,979	3,124	6,894	5,466	9,547
Provision for loan losses (4)	16,694	10,058	5,055	16,271	9,450
Ending Balance	$35,647	$30,932	$23,998	$25,837	$15,032
Net charge-offs as a percentage of average loans receivable	0.26%	0.09%	0.37%	0.38%	1.20%

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	Includes owner occupied commercial real estate loans for 2015 and 2014.

(3)	Includes non-owner occupied commercial real estate loans for 2015 and 2014. For 2013, 2012 and 2011, includes owner occupied and non-owner occupied commercial real estate loans.

(4)	The provision amounts exclude the (cost)/benefit of the FDIC loss share arrangements of $(3.9) million, $(4.7) million, $2.8 million, $2.0 million, and $2.0 million, respectively.

The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date. All commercial loans are assigned credit risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans timely. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to “Critical Accounting Policies” herein and “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” for further discussion on management's methodology for estimating the allowance for loan losses.
Approximately 80% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is used to determine the estimated fair value of the underlying collateral and compared, net of estimated selling costs, to the outstanding loan balance to measure a specific reserve. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan and compared, net of estimated selling costs, to the outstanding loan balance to estimate the required reserve.
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change overtime and as a result of changing economic conditions or other factors. Pursuant to ASC 450 Contingencies and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
The following table shows the allowance for loan losses by various loan portfolios:

	December 31,
	2015		2014		2013		2012		2011
	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans
(amounts in thousands)
Construction	$1,074	3.0%	$1,047	3.4%	$2,385	9.9%	$3,991	15.4%	$4,656	31.0%
Commercial and industrial (a)	10,212	28.6%	9,120	29.5%	2,674	11.2%	1,477	5.7%	1,441	9.6%
Commercial real estate (b)	8,420	23.6%	9,198	29.7%	11,478	47.8%	13,645	52.9%	5,447	36.2%
Multi-family	12,016	33.7%	8,493	27.5%	4,227	17.6%	1,794	6.9%	1,583	10.5%
Residential real estate	3,298	9.3%	2,698	8.7%	2,490	10.4%	3,233	12.5%	844	5.6%
Other consumer	133	0.4%	114	0.4%	130	0.5%	154	0.6%	77	0.5%
Manufactured housing	494	1.4%	262	0.8%	614	2.6%	750	2.9%	1	—%
Mortgage warehouse	—	—%	—	—%	—	—%	71	0.3%	929	6.2%
Residual reserve	—	—%	—	—%	—	—%	722	2.8%	54	0.4%
	$35,647	100.0%	$30,932	100.0%	$23,998	100.0%	$25,837	100.0%	$15,032	100.0%

(a) Includes owner occupied commercial real estate loans for 2015 and 2014.
(b) Includes non-owner occupied commercial real estate loans for 2015 and 2014. For 2013, 2012 and 2011, includes owner occupied and non-owner occupied commercial real estate loans.

ASSET QUALITY
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated, and loans that were acquired. Customers' originated loans were subject to the current underwriting standards that were put in place in 2009. Management believes this additional information provides a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan loss reserves. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves, as described below. The allowance for loan losses is to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. This schedule includes both loans held for sale and loans held for investment.
Asset Quality at December 31, 2015

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	2,903,814	2,903,814	—	—	—	—	—	—%	—%
Commercial & Industrial (1)	990,621	987,783	78	—	2,760	153	2,913	0.28%	0.29%
Commercial Real Estate Non-Owner Occupied	906,544	905,756	—	—	788	—	788	0.09%	0.09%
Residential	113,858	113,757	69	—	32	—	32	0.03%	0.03%
Construction	87,006	87,006	—	—	—	—	—	—%	—%
Other Consumer	712	712	—	—	—	—	—	—%	—%
Total Originated Loans	5,002,555	4,998,828	147	—	3,580	153	3,733	0.07%	0.07%
Loans Acquired
Bank Acquisitions	206,971	190,117	5,842	6,269	4,743	4,379	9,122	2.29%	4.32%
Loan Purchases	243,619	232,692	3,898	4,581	2,448	525	2,973	1.00%	1.22%
Total Loans Acquired	450,590	422,809	9,740	10,850	7,191	4,904	12,095	1.60%	2.66%
Unearned Origination Fees	334	334	—	—	—	—	—
Total Loans Receivable	5,453,479	5,421,971	9,887	10,850	10,771	5,057	15,828	0.20%	0.29%
Total Loans Held for Sale	1,797,064	1,797,064	—	—	—	—	—
Total Portfolio	$7,250,543	$7,219,035	$9,887	$10,850	$10,771	$5,057	$15,828	0.15%	0.22%

(1) Commercial & industrial loans, including owner occupied commercial real estate.

Asset Quality at December 31, 2015 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)

Originated Loans
Multi-Family	2,903,814	—	12,016	—	12,016	0.41%	n/a
Commercial & Industrial	990,621	2,760	8,864	—	8,864	0.89%	321.16%
Commercial Real Estate	906,544	788	3,706	—	3,706	0.41%	470.30%
Residential	113,858	32	1,992	—	1,992	1.75%	6,225.00%
Construction	87,006	—	1,074	—	1,074	1.23%	n/a
Other Consumer	712	—	9	—	9	1.26%	n/a
Total Originated Loans	5,002,555	3,580	27,661	—	27,661	0.55%	772.65%
Loans Acquired
Bank Acquisitions	206,971	4,743	7,492	—	7,492	3.62%	157.96%
Loan Purchases	243,619	2,448	494	1,159	1,653	0.68%	67.52%
Total Loans Acquired	450,590	7,191	7,986	1,159	9,145	2.03%	127.17%
Unearned Origination Fees	334
Total Loans Held for Investment	5,453,479	10,771	35,647	1,159	36,806	0.67%	341.71%
Total Loans Held for Sale	1,797,064	—	—	—	—
Total Portfolio	$7,250,543	$10,771	$35,647	$1,159	$36,806	0.51%	341.71%
Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $5.0 billion, or 69.0%, of total loans at December 31, 2015, compared to $3.8 billion, or 66.7%, at December 31, 2014. The new management team adopted new underwriting standards that management believes better limits risks of loss. Only $3.6 million, or 0.07%, of the post 2009 loans were non-performing at December 31, 2015. Only $2.9 million, or 0.08%, of the post 2009 loans were non-performing at December 31, 2014. The post 2009 originated loans were supported by an allowance for loan losses of $27.7 million (0.55% of post 2009 originated loans) and $21.1 million (0.55% of post 2009 originated loans) at December 31, 2015 and 2014, respectively.
Loans Acquired
At December 31, 2015, Customers reported $0.5 billion of acquired loans, which was 6.2% of total loans, compared to $0.5 billion, or 8.3%, of total loans at December 31, 2014. Non-performing acquired loans totaled $7.2 million at December 31, 2015 and $8.8 million at December 31, 2014. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $63.4 million were supported by a $1.2 million cash reserve at December 31, 2015, compared to $70.6 million supported by a cash reserve of $3.0 million at December 31, 2014. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at Customers. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Customers the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At December 31, 2015, $41.9 million of these loans were outstanding, compared to $47.5 million at December 31, 2014.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $9.1 million (2.03% of total acquired loans) and $12.9 million (2.69% of total acquired loans), respectively, at December 31, 2015 and 2014.

Held-for-Sale Loans
At December 31, 2015, loans held for sale were $1.8 billion, or 24.8%, of the total loan portfolio, compared to $1.4 billion, or 25.0% of the total loan portfolio at December 31, 2014. The loans held-for-sale portfolio at December 31, 2015 included $1.8 billion of loans to mortgage banking businesses, $39.3 million of multi-family loans and $2.9 million of residential mortgage loans, compared to $1.3 billion of loans to mortgage banking businesses, $99.8 million of multi-family loans and $3.6 million of residential mortgages loans at December 31, 2014. Held-for-sale loans are carried on our balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.

Customers manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At December 31, 2015 and 2014, non-performing loans to total loans were 0.15% and 0.20%, respectively. Total reserves to non-performing loans were 341.7% and 289.6%, respectively, at December 31, 2015 and 2014.

The tables below set forth non-accrual loans and non-performing assets and asset quality ratios:

	December 31,
	2015	2014	2013	2012	2011
(amounts in thousands)
Loans 90+ days delinquent still accruing (1)	$2,805	$4,388	$3,772	$1,966	$—

Non-accrual loans	10,771	11,733	19,163	32,851	36,626
OREO	5,057	15,371	12,265	8,114	13,482
Total non-performing assets	$15,828	$27,104	$31,428	$40,965	$50,108

(1)	Excludes purchased-credit-impaired loans.

	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans to total loans receivable	0.20%	0.27%	0.78%	2.48%	2.73%
Non-accrual loans to total loans	0.15%	0.20%	0.60%	1.19%	2.42%
Non-performing assets to total assets	0.19%	0.40%	0.76%	1.28%	2.41%
Non-accrual loans and 90+ days delinquent to total assets	0.16%	0.24%	0.55%	1.09%	1.76%
Allowance for loan losses to:
Total loans receivable	0.65%	0.72%	0.97%	1.95%	1.12%
Non-accrual loans	330.95%	263.63%	125.23%	78.65%	41.04%

The table below sets forth loans that were non-performing at December 31, 2015, 2014, 2013, 2012 and 2011.

	December 31,
	2015	2014	2013	2012	2011
(amounts in thousands)
Commercial and industrial (1)	$1,973	$2,513	$125	$388	$2,857
Commercial real estate (2)	2,700	2,514	11,615	21,482	22,720
Commercial real estate non-owner occupied	1,307	1,460	N/A	N/A	N/A
Construction	—	2,325	5,431	7,667	8,214
Residential real estate	2,202	1,855	1,533	3,027	2,717
Manufactured housing	2,449	931	459	231	78
Other consumer	140	135	—	56	40
Total non-performing loans	$10,771	$11,733	$19,163	$32,851	$36,626

(1)	Includes owner occupied commercial real estate loans for 2015 and 2014.

(2)	Includes non-owner occupied commercial real estate loans for 2015 and 2014. For 2013, 2012 and 2011, includes owner occupied and non-owner occupied commercial real estate loans.

Customers seeks to manage credit risk through the diversification of the loan portfolio and the application of credit underwriting policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.
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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio and residential real estate segments, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings of pass loans), special mention, substandard, doubtful or loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have an identified potential or well-defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.
Customers assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and our credit position. At December 31, 2015 and 2014, special mention loans were $24.5 million and $34.6 million, respectively.
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
Troubled Debt Restructurings (TDRs)
At December 31, 2015 and 2014, there were $11.4 million and $5.0 million, respectively, in loans reported as TDRs. TDRs are considered impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as an impaired loan. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.
Modification of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an expectation of cash flows, modifications of loans within such pools are not reported as TDRs.
TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2015 and 2014, loans aggregating $7.5 million and $1.1 million, respectively, were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal. As of December 31, 2015 and 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.
There were no valuation losses at the time of the troubled debt restructuring and the TDR had no impact on the allowance for loan losses. During the twelve months ended December 31, 2015, thirty-six TDR loans defaulted with a total recorded investment of $2.5 million. During the twelve months ended December 31, 2014, six TDR loans defaulted with a total recorded investment of $0.4 million. Because these loans were included in the loan portfolio that is subject to the cash reserve, they will be removed from the loan portfolio if they become ninety days past due.
All loans modified in troubled debt restructurings are considered impaired and measured for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There were 3 specific allowances resulting from TDR modifications during 2015, totaling $0.2 million for 2 commercial and industrial loans, and $0.1 million for 1 commercial real estate non-owner occupied loan. There were no specific allowances resulting from TDR modifications during 2014.
FDIC LOSS SHARING RECEIVABLE AND CLAWBACK LIABILITY
As of December 2015 and 2014, loans covered under loss sharing agreements with the FDIC were $13.8 million and $42.2 million, respectively. As part of the FDIC loss sharing arrangements, Customers also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing arrangements that is contingent upon actual losses incurred over the life of the arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to cash received on the covered assets in excess of the original cash to be received expectations of the FDIC, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing arrangements. As of December 31, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.

As of December 31, 2015, the Bank expected to collect $0.2 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.3 million. The net amount of $2.1 million is included in "Accrued interest payable and other liabilities" in the accompanying consolidated balance sheet.
ACCRUED INTEREST RECEIVABLE
Accrued interest receivable increased by $4.7 million, or 31.1%, to $19.9 million at December 31, 2015 from $15.2 million at December 31, 2014. This increase was primarily associated with the increase in total loans of $1.5 billion to $7.3 billion at December 31, 2015 from $5.7 billion at December 31, 2014.
PREMISES AND EQUIPMENT AND OTHER ASSETS
Our premises and equipment, net of accumulated depreciation, was $11.5 million and $10.8 million at December 31, 2015 and 2014, respectively. Technology equipment contributed $1.2 million due to the increase of additional technology, facilities and team members. Leasehold improvements and furniture and equipment purchases contributed $1.7 million to the increase.
Customers Bank’s restricted stock holdings at December 31, 2015 and 2014 were $90.8 million and $82.0 million, respectively. These consist of stock of the Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Bankers Bank, and are required as part of our relationship with these banks.
Other assets at December 31, 2015 and 2014 were $73.3 million and $52.9 million, respectively. Activity that contributed to the increase of $20.4 million included $14.9 million of deferred taxes primarily driven by increases in taxable income and changes in the value of investment securities, and $4.3 million of cash pledged for interest rate swaps.
BOLI purchases of $15.0 million during 2015 contributed to the increase in our BOLI cash surrender value of $18.5 million, to $157.2 million at December 31, 2015 from $138.7 million at December 31, 2014. BOLI is used by the Bank as tax-free funding for employee benefits. Covered in BOLI on the balance sheet is the cash surrender value of the Supplemental Executive Retirement Plan (“SERP”) balance of $2.7 million and $2.8 million at December 31, 2015 and 2014, respectively.
DEPOSITS
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $5.9 billion at December 31, 2015, an increase of $1.4 billion, or 30.4%, from $4.5 billion at December 31, 2014. Transaction deposits increased by $0.7 billion, or 26.3%, to $3.6 billion at December 31, 2015 from $2.8 billion at December 31, 2014, with non-interest bearing deposits increasing by $107 million. Certificate of deposit accounts increased $0.6 billion, or 37.2%, to $2.3 billion at December 31, 2015 from $1.7 billion at December 31, 2014.
The components of deposits were as follows at the dates indicated:

	December 31,
	2015	2014	2013
(amounts in thousands)
Demand, non-interest bearing	$653,679	$546,436	$478,103
Demand, interest bearing	127,215	71,202	58,013
Savings, including MMDA	2,781,010	2,203,237	1,298,468
Time, $100,000 and over	1,624,562	1,043,265	797,322
Time, other	723,035	668,398	328,016
Total deposits	$5,909,501	$4,532,538	$2,959,922
We experienced growth in retail deposits, despite lower interest rates in 2015. Non-interest bearing demand deposits totaled $0.7 billion at December 31, 2015, up from $0.5 billion at December 31, 2014.

Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(amounts in thousands)
Demand deposits	$692,159	0.00%	$620,385	0.00%	$385,175	0.00%
Interest-bearing demand deposits	123,527	0.56	62,840	0.61	45,613	0.52
Savings, including MMDA	2,449,778	0.52	1,753,691	0.42	1,138,200	0.68
Time deposits	2,087,641	0.99	1,403,774	0.96	1,251,707	1.04
Total	$5,353,105		$3,840,690		$2,820,695

At December 31, 2015, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31, 2015
(amounts in thousands)
3 months or less	$289,462
Over 3 through 6 months	653,273
Over 6 through 12 months	397,203
Over 12 months	284,624
Total	$1,624,562
FHLB ADVANCES and OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. The Bank strategically views the short term FHLB advances as funding the loans to mortgage companies national business.
Short-term debt
Short-term debt was as follows:

	December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,365,300	0.48%	$1,298,000	0.29%	$611,500	0.26%
Federal funds purchased	70,000	0.56	—	—	13,000	0.48%
Total short-term borrowings	$1,435,300		$1,298,000		$624,500
For additional information on the Company’s short-term debt, refer to “NOTE 11 – BORROWINGS.”
Long-term debt
The contractual maturities of fixed-rate long-term FHLB advances are as noted below.

	December 31,
	2015		2014
	Amount	Rate	Amount	Rate
(amounts in thousands)
2016	$—	—%	$85,000	0.59%
2017	205,000	1.18	180,000	1.21
2018	55,000	1.61	55,000	1.61
2019	—	—	—	—
	$260,000		$320,000

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
SHAREHOLDERS’ EQUITY
Shareholders’ equity increased by $110.8 million to $553.9 million at December 31, 2015, from $443.1 million at December 31, 2014. The increase in equity was primarily the result of net income for 2015 of $58.6 million and the issuance of 2,300,000 shares of preferred stock, the latter resulting in a $55.6 million increase to shareholders' equity.

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $25.00 per share. Dividends on the Preferred Stock totaled $2.5 million for the year ended December 31, 2015. For additional information regarding this offering, refer to "NOTE 12 - SHAREHOLDERS' EQUITY."

On August 24, 2015, Customers Bancorp's board of directors declared a cash dividend on its Series C Preferred Stock of
$0.56875 per share. The dividend was paid on September 15, 2015 to shareholders of record on August 31, 2015.

On November 17, 2015, Customers Bancorp's board of directors declared a cash dividend on its Series C Preferred Stock of $0.4375 per share. The dividend was paid on December 15, 2015 to shareholders of record on November 30, 2015.

During 2015 all of the remaining 1.1 million shares of Class B Non-Voting Common Stock were converted into 1.1 million shares of Voting Common Stock.

During 2015 Customers issued 156,272 shares of Common Stock, 27,674 shares were issued to directors in lieu of meeting retainer fees, 98,386 shares were issued under share-based compensation arrangements, 22,601 shares under the employee stock purchase plan, and 7,611 upon exercise of outstanding warrants.
During 2014, the Bancorp:

•
declared a 10% stock dividend to all shareholders of record as of May 27, 2014. This special dividend was paid on June 30, 2014 in the form of an aggregate of 2.4 million additional shares of Common Stock;

•
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Ensuring adequate liquidity is an objective of the Asset/Liability Management process. Customers coordinates its management of liquidity with our interest rate sensitivity and capital position, and strives to maintain a strong liquidity position.
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from common and preferred stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of December 31, 2015 and 2014, our borrowing capacity with the Federal Home Loan Bank was $3.7 billion and $3.2 billion, respectively, of which $1.4 billion and $1.3 billion, respectively, was used in short-term borrowings. As of December 31, 2015 and 2014, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $59.2 million and $62.7 million, respectively.
Net cash flows used in operating activities were $356.6 million for the year ended December 31, 2015, compared to net cash flows used in operating activities of $542.5 million for the year ended December 31, 2014. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $422.1 million to cash flows used in operating activities during 2015. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $585.1 million to cash flows used in operating activities during 2014.
Investing activities used net cash flows of $1.3 billion for the year ended December 31, 2015, compared to the net cash flows used in investing activities of $1.9 billion for the year ended December 31, 2014. The net increase in loans was $1.3 billion for the year ended December 21, 2015 compared to a net increase of $1.8 billion for the year ended December 31, 2014.
Financing activities provided $1.5 billion for the year ended December 31, 2015 compared to $2.6 billion for the year ended December 31, 2014. For 2015, increases in cash from deposits provided $1.4 billion and net proceeds from a preferred stock issuance provided $55.6 million. For 2014, increases in cash from deposits provided $1.6 billion, net proceeds from short-term FHLB advances provided $0.6 billion and net proceeds from long-term FHLB advances provided $0.3 billion.
Overall, based on our core deposit base and available sources of borrowed funds, management believes that we have adequate resources to meet our short-term and long-term cash requirements for the foreseeable future.
CAPITAL ADEQUACY
The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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
To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$500,624	7.61%	$296,014	4.50%	N/A	N/A
Customers Bank	$565,217	8.62%	$294,916	4.50%	$425,990	6.50%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$698,323	10.62%	$526,247	8.0%	N/A	N/A
Customers Bank	$710,864	10.85%	$524,295	8.0%	$655,369	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$556,193	8.46%	$394,685	6.0%	N/A	N/A
Customers Bank	$565,217	8.62%	$393,221	6.0%	$524,295	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.16%	$310,812	4.0%	N/A	N/A
Customers Bank	$565,217	7.30%	$309,883	4.0%	$387,353	5.0%
December 31, 2014
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%
At December 31, 2015 and 2014, the Bank and Bancorp met all capital adequacy requirements to which they were subject.

Capital Ratios
Customers continued to build the amount of capital during 2015. In general, for the past few years, capital growth has been achieved by retained earnings and increases in capital from sales of common stock. During second quarter 2015, the Bancorp issued non-cumulative perpetual preferred stock which meets the definition of Tier 1 capital per regulatory guidelines. The net proceeds of $55.6 million is included in the Bancorp's Tier 1 capital ratios presented above.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of our Asset and Liability Management process. Through our initial capitalization and our subsequent offerings, we believe we have continued to maintain a strong capital position. Beginning in first quarter 2015, and continuing for the remaining three quarters of 2015, Customers Bank's board of directors declared a cash dividend to its sole shareholder, the Bancorp. To date, cash dividends declared by the Bank and paid to the Bancorp, include the following:

•	$4.0 million declared on March 17, 2015 and paid on March 31, 2015;

•	$4.0 million declared and paid on June 30, 2015;

•	$5.5 million declared and paid on September 23, 2015;

•	$5.0 million declared on October 28, 2015 and paid on December 10, 2015; and

•	$5.1 million declared on January 20, 2016 and payable on March 10, 2016.

Effective January 1, 2015, Customers Bancorp and Customers Bank became subject to new capital requirements as detailed earlier in this document. Management has reviewed the new requirements and both the Bank and Bancorp are compliant with the new requirements.
OFF-BALANCE SHEET ARRANGEMENTS
Customers is involved with financial instruments and other commitments with off-balance sheet risks. Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Because they involve credit risk similar to extending a loan, these financial instruments are subject to the Bank’s Credit Policy and other underwriting standards.
As of December 31, 2015 and 2014, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2015	2014
(amounts in thousands)
Commitments to fund loans	$537,380	$231,294
Unfunded commitments to fund mortgage warehouse loans	1,302,759	713,619
Unfunded commitments under lines of credit	436,550	430,995
Letters of credit	42,002	36,206
Other unused commitments	6,360	7,685

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
Mortgage warehouse loan commitments are agreements to fund the pipelines of mortgage banking businesses from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. government through one of their programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation.
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
CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015. Interest on subordinated notes, FHLB long-term advances, and senior notes was calculated using then current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	More than five years
(amounts in thousands)
Operating leases	$19,051	$3,861	$7,112	$4,820	$3,258
Benefit plan commitments	4,500	300	600	600	3,000
Contractual maturities of time deposits	2,347,597	1,799,310	448,765	99,522	—
Subordinated notes	110,000	—	—	—	110,000
Interest on subordinated notes	90,882	6,738	13,475	13,475	57,194
Loan commitments	2,276,689	1,975,809	96,241	91,478	113,161
FHLB long-term advances	260,000	—	260,000	—	—
Interest on FHLB long-term advances	5,873	3,304	2,569	—	—
Senior notes	88,250	—	63,250	25,000	—
Interest on senior notes	14,547	5,188	8,697	662	—
Other commitments (1)	6,360	—	6,360	—	—
Standby letters of credit	42,002	35,053	5,746	1,203	—
Total	$5,265,751	$3,829,563	$912,815	$236,760	$286,613

(1)	Represents a commitment expiring in approximately three years that is subject to unscheduled requests for payment.
NEW ACCOUNTING PRONOUNCEMENTS
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION”.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
The largest component of our net income is net interest income, and the majority of our financial instruments are interest rate sensitive assets and liabilities with various term structures and maturities. One of the primary objectives of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Our Asset/Liability Committee actively seeks to monitor and control the mix of interest rate sensitive assets and interest rate sensitive liabilities.
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
Through the use of income simulation modeling, we have estimated the net interest income for the year ending December 31, 2016, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2015. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2015, that would have resulted from a shock of the referenced changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(10.2)%
Up 2%	(3.4)%
Up 1%	0.1%
Down 1%	2.4%
The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.

Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment.  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet.
 The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2015, resulting from the referenced shocks to interest rates.

Rate Shocks	From base
Up 3%	(34.1)%
Up 2%	(17.3)%
Up 1%	(5.8)%
Down 1%	0.2%

The matching of assets and liabilities may also be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring a bank’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period.
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2015
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$—	$—	$—	$—	$—	$210,548	$210,548
Investment securities	33,087	31,424	59,161	190,664	141,610	80,040	535,986
Loans (a)	2,898,089	153,676	241,013	1,249,367	2,402,771	264,747	7,209,663
Other interest-earning assets	—	—	—	—	—	93,580	93,580
Total interest-earning assets	2,931,176	185,100	300,174	1,440,031	2,544,381	648,915	8,049,777
Non interest-earning assets	—	—	—	—	—	316,461	316,461
Total assets	2,931,176	185,100	300,174	1,440,031	2,544,381	965,376	$8,366,238
Liabilities
Other interest-bearing deposits	$52,674	$50,850	$96,502	$325,446	$2,269,814	$112,939	$2,908,225
Time deposits	432,304	822,460	547,332	446,818	100,734	(2,051)	2,347,597
Other borrowings	1,385,300	50,000	10,000	250,000	—	—	1,695,300
Subordinated debt	—	—	—	—	—	110,000	110,000
Total interest-bearing liabilities	1,870,278	923,310	653,834	1,022,264	2,370,548	220,888	7,061,122
Non-interest-bearing liabilities	27,413	26,322	49,542	162,403	342,017	143,517	751,214
Shareholders’ equity	—	—	—	—	—	553,902	553,902
Total liabilities and shareholders’ equity	1,897,691	949,632	703,376	1,184,667	2,712,565	918,307	$8,366,238
Interest sensitivity gap	$1,033,485	$(764,532)	$(403,202)	$255,364	$(168,184)	$47,069
Cumulative interest sensitivity gap		$268,953	$(134,249)	$121,115	$(47,069)	$—
Cumulative interest sensitivity gap to total assets	12.4%	3.2%	(1.6)%	1.5%	(0.6)%	(0.9)%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	154.5%	109.5%	96.2%	102.6%	99.4%	99.1%

(a)	Including loans held for sale

As shown above, we have a slightly negative cumulative gap (cumulative interest sensitive assets are lower than cumulative interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to a decrease in net interest income, and a decrease in rates may lead to an increase in net interest income. Interest rate sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities. Thus indications based on a negative or positive gap position need to be analyzed in conjunction with other interest rate risk management tools.
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

Financial Statements for the three years ended
December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Customers Bancorp, Inc.
Wyomissing, Pennsylvania
We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an unqualified opinion.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 26, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Customers Bancorp, Inc.
Wyomissing, Pennsylvania
We have audited Customers Bancorp, Inc. and Subsidiaries’ (the “Bancorp”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.
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
In our opinion, Customers Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 26, 2016

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$53,550	$62,746
Interest earning deposits	211,043	308,277
Cash and cash equivalents	264,593	371,023
Investment securities available for sale, at fair value	560,253	416,685
Loans held for sale (includes $1,757,807 and $1,335,668, respectively at fair value)	1,797,064	1,435,459
Loans receivable	5,453,479	4,312,173
Allowance for loan losses	(35,647)	(30,932)
Total loans receivable, net of allowance for loan losses	5,417,832	4,281,241
FHLB, Federal Reserve Bank, and other restricted stock	90,841	82,002
Accrued interest receivable	19,939	15,205
FDIC loss sharing receivable	—	2,320
Bank premises and equipment, net	11,531	10,810
Bank-owned life insurance	157,211	138,676
Other real estate owned	5,057	15,371
Goodwill and other intangibles	3,651	3,664
Other assets	73,341	52,914
Total assets	$8,401,313	$6,825,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$653,679	$546,436
Interest bearing	5,255,822	3,986,102
Total deposits	5,909,501	4,532,538
Federal funds purchased	70,000	—
FHLB advances	1,625,300	1,618,000
Other borrowings	88,250	88,250
Subordinated debt	110,000	110,000
Accrued interest payable and other liabilities	44,360	33,437
Total liabilities	7,847,411	6,382,225
Commitments and contingencies (NOTES 17 and 21)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 2,300,000 and 0 shares issued and outstanding as of December 31, 2015 and 2014	55,569	—
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,432,061 and 27,277,789 shares issued as of December 31, 2015 and 2014; 26,901,801 and 26,745,529 shares outstanding as of December 31, 2015 and 2014	27,432	27,278
Additional paid in capital	362,607	355,822
Retained earnings	124,511	68,421
Accumulated other comprehensive loss, net	(7,984)	(122)
Treasury stock, at cost (530,260 shares as of December 31, 2015 and 532,260 shares as of December 31, 2014)	(8,233)	(8,254)
Total shareholders’ equity	553,902	443,145
Total liabilities and shareholders’ equity	$8,401,313	$6,825,370
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Interest income:
Loans receivable, including fees	$182,280	$146,388	$82,580
Loans held for sale	51,553	30,801	38,140
Investment securities	10,405	10,386	6,314
Other	5,612	2,852	1,122
Total interest income	249,850	190,427	128,156
Interest expense:
Deposits	33,982	24,454	21,020
Other borrowings	6,096	5,342	2,024
FHLB advances	6,743	5,194	1,192
Subordinated debt	6,739	3,514	65
Total interest expense	53,560	38,504	24,301
Net interest income	196,290	151,923	103,855
Provision for loan losses	20,566	14,747	2,236
Net interest income after provision for loan losses	175,724	137,176	101,619
Non-interest income:
Mortgage warehouse transactional fees	10,394	8,233	12,962
Bank-owned life insurance	7,006	3,702	2,482
Gains on sales of loans	4,047	3,125	852
Deposit fees	944	801	675
Mortgage loan and banking income	741	2,048	1,142
Gain (loss) on sale of investment securities	(85)	3,191	1,274
Other	4,670	4,026	3,316
Total non-interest income	27,717	25,126	22,703
Non-interest expense:
Salaries and employee benefits	58,777	46,427	35,493
Professional services	11,042	7,748	5,548
FDIC assessments, taxes, and regulatory fees	10,728	11,812	5,568
Technology, communication and bank operations	10,596	8,798	6,607
Occupancy	8,668	8,068	6,552
Other real estate owned	2,516	3,601	1,365
Advertising and promotion	1,475	1,325	1,274
Loan workout	1,127	1,706	2,245
Loss contingency	—	—	2,000
Other	10,017	9,429	7,372
Total non-interest expense	114,946	98,914	74,024
Income before income tax expense	88,495	63,388	50,298
Income tax expense	29,912	20,174	17,604
Net income	58,583	43,214	32,694
Preferred stock dividend	2,493	—	—
Net income available to common shareholders	$56,090	$43,214	$32,694
Basic earnings per common share	$2.09	$1.62	$1.34
Diluted earnings per common share	$1.96	$1.55	$1.30
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$58,583	$43,214	$32,694
Unrealized gains (losses) on securities:
Unrealized gains (losses) on available-for-sale securities arising during the period	(10,140)	17,437	(12,853)
Income tax effect	3,759	(6,103)	4,499
Less: reclassification adjustments for losses (gains) on securities included in net income	85	(3,191)	(1,274)
Income tax effect	(32)	1,117	446
Net unrealized gains (losses) on securities	(6,328)	9,260	(9,182)
Unrealized losses on cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(2,532)	(1,945)	—
Income tax effect	998	681	—
Net unrealized losses on cash flow hedges	(1,534)	(1,264)	—
Other comprehensive income (loss), net of income tax effect	(7,862)	7,996	(9,182)
Comprehensive income	$50,721	$51,210	$23,512

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2013	—	$—	18,459,502	$18,507	$212,090	$38,314	$1,064	$(500)	$269,475
Net income	—	—	—	—	—	32,694	—	—	32,694
Other comprehensive loss	—	—	—	—	—	—	(9,182)	—	(9,182)
Share-based compensation expense	—	—	—	—	3,368	—	—	—	3,368
Public offering of common stock, net of costs of $5,994	—	—	6,179,104	6,179	91,328	—	—	—	97,507
Exercise and redemption of warrants	—	—	46,773	47	217	—	—	—	264
Issuance of common stock under share-based-compensation arrangements	—	—	23,413	23	228	—	—	—	251
Repurchase of shares	—	—	(484,641)	—	—	—	—	(7,754)	(7,754)
Balance, December 31, 2013	—	—	24,224,151	24,756	307,231	71,008	(8,118)	(8,254)	386,623
Net income	—	—	—	—	—	43,214	—	—	43,214
Other comprehensive income	—	—	—	—	—	—	7,996	—	7,996
Stock dividend	—	—	2,429,375	2,429	43,364	(45,801)	—	—	(8)
Share-based compensation expense	—	—	—	—	4,209	—	—	—	4,209
Exercise of warrants	—	—	546	1	5	—	—	—	6
Issuance of common stock under share-based-compensation arrangements	—	—	91,457	92	1,013	—	—	—	1,105
Balance, December 31, 2014	—	—	26,745,529	27,278	355,822	68,421	(122)	(8,254)	443,145
Net income	—	—	—	—	—	58,583	—	—	58,583
Other comprehensive loss	—	—	—	—	—	—	(7,862)	—	(7,862)
Issuance of preferred stock, net of offering costs of $1,931	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividends	—	—	—	—	—	(2,493)	—	—	(2,493)
Share-based compensation expense	—	—	—	—	4,862	—	—	—	4,862
Exercise of warrants	—	—	7,611	8	90	—	—	—	98
Issuance of common stock under share-based-compensation arrangements	—	—	148,661	146	1,833	—	—	21	2,000
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$58,583	$43,214	$32,694
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	20,566	14,747	2,236
Loss contingency	—	—	2,000
Provision for depreciation and amortization	3,998	3,604	3,129
Share-based compensation expense	5,661	5,237	3,368
Deferred taxes	(10,092)	(6,187)	2,210
Net amortization of investment securities premiums and discounts	858	821	475
Loss (gain) on sale of investment securities	85	(3,191)	(1,274)
Gain on sale of mortgages and other loans	(4,479)	(5,344)	(852)
Origination of loans held for sale	(29,925,763)	(18,138,339)	(20,670,866)
Proceeds from the sale of loans held for sale	29,504,104	17,553,196	21,360,465
Increase in FDIC loss sharing receivable net of clawback liability	(2,430)	(2,409)	(1,610)
Amortization (accretion) of fair value discounts	832	(273)	(912)
Net loss on sales of other real estate owned	761	966	732
Valuation and other adjustments to other real estate owned, net of FDIC receivable	992	1,979	839
Earnings on investment in bank-owned life insurance	(7,006)	(3,702)	(2,482)
Increase in accrued interest receivable and other assets	(12,024)	(16,423)	(15,091)
Increase in accrued interest payable and other liabilities	8,706	9,606	6,974
Net Cash (Used in) Provided by Operating Activities	(356,648)	(542,498)	722,035
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(231,703)	(164,940)	(542,110)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	76,331	49,195	25,109
Proceeds from sales of investment securities available for sale	806	213,249	135,193
Net increase in loans	(1,341,133)	(1,814,196)	(1,008,410)
Purchase of loan portfolios	—	(309,927)	(164,033)
Proceeds from sale of loans held for investment	248,060	162,724	11,624
Net purchases of bank-owned life insurance	(15,000)	(30,465)	(45,465)
Proceeds from bank-owned life insurance	3,384	—	—
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(8,839)	(39,578)	(12,261)
Reimbursements from the FDIC on loss sharing agreements	3,917	5,446	6,726
Purchases of bank premises and equipment	(2,939)	(1,419)	(3,894)
Proceeds from sales of other real estate owned	8,890	7,991	9,506
Net Cash Used in Investing Activities	(1,258,226)	(1,921,920)	(1,588,015)
Cash Flows from Financing Activities
Net increase in deposits	1,376,985	1,572,648	519,179
Net increase in short-term borrowed funds from the FHLB	(17,700)	633,500	208,500
Net increase in federal funds purchased	70,000	—	—
Proceeds from long-term FHLB borrowings	25,000	265,000	35,000
Proceeds from issuance of long-term debt, net	—	133,142	60,336
Repayment of subordinated debt	—	(2,000)	—
Net proceeds from issuance of preferred stock	55,569	—	—
Preferred stock dividends paid	(2,314)	—	—
Exercise and redemption of warrants	98	6	264
Purchase of treasury stock	—	—	(7,754)
Net proceeds from issuance of common stock	806	77	97,507
Net Cash Provided by Financing Activities	1,508,444	2,602,373	913,032
Net (Decrease) Increase in Cash and Cash Equivalents	(106,430)	137,955	47,052
Cash and Cash Equivalents – Beginning	371,023	233,068	186,016
Cash and Cash Equivalents – Ending	$264,593	$371,023	$233,068
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Supplementary Cash Flow Information
Interest paid	$51,313	$37,580	$24,157
Income taxes paid	38,734	29,843	9,815
Non-cash Items:
Transfer of loans to other real estate owned	$3,467	$14,042	$15,003
Transfer of loans from held for investment to held for sale	—	164,681	—
Transfer of loans from held for sale to held for investment	30,365	18,826	—
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties), Rye, New York (Westchester County), Hamilton, New Jersey (Mercer County), Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire (Rockingham County), and Manhattan, New York.  The Bank has 14 full-service branches and provides commercial banking products, primarily loans and deposits. Customers Bank provides loan and other financial products to customers through its limited purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.
NOTE 2 – ACQUISITION ACTIVITY
Acquisition of Higher One, Inc.'s One Account Student Checking and Refund Management Disbursement Services Business
On December 15, 2015, Customers announced that it had entered into an Asset Purchase Agreement (the "Agreement") to acquire assets related to the One Account Student Checking and Refund Management Disbursement Services business ("Disbursements") of Higher One, Inc. ("Higher One"). Pursuant to the Agreement, Customers will acquire all assets of the Disbursements business, including all property and equipment, existing contractual relationships with vendors and educational institutions, and all intellectual property, will assume certain normal business related liabilities, and will commit to hire approximately 225 current Higher One employees primarily located in New Haven, Connecticut that manage the Disbursement business and serve the customers. Customers intends to retain these team members in New Haven. Customers will pay Higher One an aggregate of $42 million in cash in connection with the acquisition of the Disbursements business. Under the Agreement, Customers will pay Higher One $17 million in cash at closing and make cash payments of $10 million each on the first and second anniversaries of the closing. Customers also will pay Higher One $5 million in cash for Higher One's services under a transition services agreement. The transaction is subject to approval by Higher One stockholders which is expected to occur in the first quarter of 2016 with the transaction closing expected no later than July 1, 2016.
Acquisition of Loan Portfolio
In the first quarter 2014, Customers Bank purchased $277.9 million of residential adjustable-rate jumbo mortgage loans (indexed to one-year LIBOR) from Michigan-based Flagstar Bank. The purchase price was 100.75% of loans outstanding.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and reporting policies of Customers Bancorp, Inc. and subsidiaries are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchased-credit-impaired loans, FDIC indemnification asset and related clawback liability, valuation of deferred tax assets, other-than-temporary impairment losses on securities, fair values of financial instruments, and annual goodwill impairment analysis.
Certain amounts reported in the 2014 and 2013 financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not significantly impact Customers financial position or results of operations.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. Customers Bank includes the accounts of its wholly owned subsidiary CIC, Inc. and other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Statements of Cash Flows
Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits with banks with a maturity date of three months or less and are recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of its approximate fair value. Changes in the balances of cash and cash equivalents are reported in the consolidated statements of cash flows. Cash receipts from the repayment or sale of loans are classified within the statement of cash flows based on management's original intent upon origination of the loan, as prescribed by accounting guidance related to the statement of cash flows. Cash used upon initial funding of Customers' mortgage warehousing lending transactions and proceeds received when the mortgage loans are sold into the secondary market are classified as operating activities within the statement of cash flows.
Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2015 and 2014, these reserve balances were $73.2 million and $61.2 million, respectively.
Investment Securities
Customers acquires securities, largely mortgage-backed securities, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Securities are classified at the time of acquisition as available for sale, held to maturity, or trading, and their designation determines their accounting as follows:
Available for sale: Investments securities classified as available for sale are those debt and equity securities that Customers intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded at the trade date. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
Held to maturity: Investment securities classified as held to maturity are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. There are no securities classified as held to maturity as of December 31, 2015 or 2014.

Trading: Investment securities classified as trading are those debt and equity securities that management intends to actively trade. These securities are carried at their current fair value, with changes in fair value reported in income. Customers does not actively trade securities.
For available-for-sale and held-to-maturity securities, management periodically assesses whether the securities are other than temporarily impaired. Other-than-temporary impairment means that management believes a security’s decline in fair value below its amortized cost basis is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. When a held-to-maturity or available-for-sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether Customers intends to sell the security, and (b) whether it is more likely than not that Customers will be required to sell the security prior to recovery of its amortized cost basis.
If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the consolidated statements of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but Customers does not expect to recover the entire amortized cost, an other-than-temporary impairment has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
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
Loan Accounting Framework
The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. The Bank accounts for loans based on the following categories:

•	Loans Held for Sale

•	Loans at Fair Value

•	Loans Receivable

•	Purchased loans

•	Loans receivable covered under Loss Sharing Agreements with the FDIC.
The following provides a detailed discussion of the accounting for loans in these categories:
Loans Held for Sale and Loans at Fair Value
Loans originated or acquired by the Bank with the intent to sell in the secondary market are carried either at the lower of cost or fair value, determined in the aggregate, or at fair value, depending upon an election made at the time the loan is made. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans accounted for at lower of cost or fair value are recognized in earnings based on the difference between the proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any. As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value.
Loans originated or acquired by the Bank with the intent to sell for which fair value accounting is elected are marked to fair value with any difference between the proceeds received and the carrying amount of the loan recognized in earnings. No fees or costs related to such loans are deferred, so they do not affect the gain or loss calculation at the time of sale.

Certain mortgage warehouse lending transactions subject to master repurchase agreements are designated as held for sale and reported at fair value based on an election to account for the loans at fair value. Pursuant to these agreements, the Bank funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e, the repurchase event).
An allowance for loan losses is not maintained on loans designated as held for sale or reported at fair value.
Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the level-yield method without anticipating prepayments. The Bank is generally amortizing these amounts over the contractual life of the loans.
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is well secured. When a loan is placed on non-accrual status, unpaid accrued interest credited to income is reversed. Interest received on non-accrual loans is applied against principal until all principal has been recovered. Thereafter, payments are recognized as interest income until all unpaid amounts have been received. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a minimum of six months and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
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
Purchased Loans
Customers believes that the varying circumstances under which it purchases loans and the diverse credit quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be purchased-credit-impaired loans. Therefore, loan purchases are evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Loans that are purchased that do not have evidence of credit deterioration
Purchased performing loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.
Loans that are purchased that have evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected
For purchases of this type of loan, evidence of deteriorated credit quality may include past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages.
The fair value of loans with evidence of credit deterioration is recorded net of a nonaccretable difference and accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.
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
Loans Receivable Covered Under Loss Sharing Agreements
Loans acquired in the FDIC assisted transactions in 2010 from USA Bank and ISN Bank are subject to loss sharing agreements with the FDIC and are referred to as “covered loans.” The period to submit losses under the FDIC loss sharing arrangements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing arrangements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing arrangements occurs in third quarter 2020. Outstanding balances for covered loans were $13.8 million and $42.2 million as of December 31, 2015 and 2014, respectively.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through provisions for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level considered appropriate to absorb probable incurred loan losses inherent in the loan portfolio as of the reporting date.
The Bank disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses.
The Bank’s loan groups include multi-family, commercial and industrial, commercial real estate, construction, residential real estate, manufactured housing, consumer, and PCI loans. The Bank further disaggregates its residential real estate portfolio into two classes based upon certain risk characteristics; first mortgage loans and home equity loans and lines of credit. The remaining loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segregated.
The total allowance for loan losses consists of an allowance for impaired loans, a general allowance for losses, and may also include residual non-specific reserve amounts. The allowance for loan losses is maintained at a level considered adequate to provide for losses that are estimated to have been incurred. Management performs a quarterly assessment of the adequacy of the allowance for loan losses, which is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The Bank’s current methodology for determining the allowance for loan losses is based on historical loss rates, peer and industry data, current economic conditions, risk ratings, specific allocations on loans identified as impaired, and other qualitative adjustments.
The impaired loan component of the allowance for loan losses relates to loans for which it is probable that the Bank will be unable to collect all contractual principal and interest due. For such loans, an allowance is established when the (i) discounted cash flows, (ii) collateral value, or (iii) the impaired loan value is lower than the carrying value of the loan.
The general component of the allowance for loan losses covers groups of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon loan risk ratings and industry or Customers' historical loss rates for each of these groups of loans. After determining the appropriate historical loss rate for each group of loans, management considers those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. The overall effect of these factors is recorded as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to the loan group. The qualitative factors that management considers includes the following:

•	National, regional, and local economic and business conditions including review of changes in the unemployment rate.

•	Volume and severity of past due loans and classified loans.

•	Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices.

•	Nature and volume of the portfolio including lending concentrations.

•	Experience, ability, and depth of lending management and staff.

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
Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation amounts used are estimates and may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by onsite inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.
Commercial real estate and multi-family loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. In addition, the underwriting considers the amount of the principal advanced relative to the property value. Commercial real estate and multi-family loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate and multi-family loans based on cash flow estimates, collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. Substantial effort is required to underwrite, monitor and evaluate commercial real estate and multi-family loans.
Residential real estate loans are secured by one to four dwelling units. This group is further divided into first mortgage and home equity loans. First mortgages are originated at a loan to value ratio of 80% or less. Home equity loans have additional risks as a result of typically being in a second position or lower in the event collateral is liquidated.
Manufactured housing loans represent loans that are secured by the manufactured housing unit where the borrower may or may not own the underlying real estate and therefore have a higher risk than a residential real estate loan.
Other consumer loans consist of loans to individuals originated through the Bank’s retail network and are typically unsecured or secured by personal property. Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

Delinquency status and other borrower characteristics are used to monitor loans and identify credit risks, and the general reserves are established based on the expected net charge-offs, adjusted for qualitative factors. Loss rates are based on the average net charge-off history, either industry or Customers, by loan group. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and non-accrual loans; changes in loan mix; changes in risk management and loan administration; and changes in internal lending policies, credit standards and collection practices.
Charge-offs on commercial and industrial, construction, multi-family and commercial real estate loans are recorded when management estimates that there are insufficient cash flows to repay the loan contractual obligation based upon financial information available and valuation of the underlying collateral. Additionally, the Bank takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any impaired loans. Accordingly, the Bank may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Bank may carry a loan at a value that is in excess of the appraised value certain circumstances, such as the Bank has a guarantee from a borrower that the Bank believes has realizable value. In evaluating the strength of any guarantee, the Bank evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Bank. The Bank then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
The Bank records charge-offs for residential real estate, consumer, and manufactured housing loans after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. The Bank may also charge-off these loans below the net appraised valuation if the Bank holds a junior mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately market the property and the volatile market conditions. In such cases, the Bank may abandon its junior mortgage and charge-off the loan balance in full.
Estimates of cash flows expected to be collected for purchased credit impaired loans are updated each reporting period. If the Bank estimates decreases in expected cash flows to be collected after acquisition, the Bank charges the provision for loan losses and establishes an allowance for loan losses.
Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate, residential real estate and construction loans are each assigned a numerical rating of risk based on an internal risk rating system. The risk rating indicates management's estimate of the credit quality and the rating is assigned at loan origination and reviewed on a periodic or “as needed” basis. Consumer and manufactured housing loans are evaluated based on the payment activity of the loan. Risk ratings are not established for home equity loans, consumer loans, manufactured housing loans, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality factor ratings refer to “NOTE 8 – “LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES.”
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
Impairment is measured on a loan by loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Bank's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
Goodwill
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed. As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance and other trends specific to the banking industry. Based on its qualitative assessment, Customers determined that there was no impairment on the goodwill balance. There was $3.7 million of goodwill at December 31, 2015 and 2014.
FHLB, Federal Reserve Bank, and other restricted stock
FHLB, Federal Reserve Bank, and other restricted stock represents required investment in the capital stock of the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank and Atlantic Central Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2015 and 2014 was $90.8 million and $82.0 million, respectively, which included $78.9 million and $71.6 million, respectively of FHLB stock.
Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings. Certain other real estate owned that was acquired from USA Bank and ISN Bank or through the foreclosure of loans of those banks is subject to loss sharing agreements with the FDIC. As of December 31, 2015 and 2014, other real estate owned subject to Loss Sharing Agreements with the FDIC was $0.5 million and $9.4 million, respectively.
FDIC Loss Sharing Receivable and Clawback Liability
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
The FDIC loss sharing receivable is reviewed quarterly and adjusted for changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Increases in estimated cash flows on the covered assets will reduce the FDIC loss sharing receivable and decreases in estimated cash flows on the covered assets will increase the FDIC loss sharing receivable. Increases to the FDIC loss sharing receivable resulting from reduced cash flow estimates on the covered loans are recorded as a reduction to the provision for loan losses and decreases to the FDIC loss sharing receivable are recorded either as an increase to the provision for loan losses (to the extent an increase in the FDIC receivable balance was previously recorded as a reduction to the provision for loan losses) or recognized over the life of the loss share agreements. Decreases in the valuations of covered other real estate owned are recorded net of the FDIC receivable balance resulting from the valuation allowance as an increase to other real estate owned expense (a component of non-interest expense).
The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a potential liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to cash received on the covered assets in excess of the original expectations of the FDIC, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. As of December 31, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.

The Bank presents the FDIC loss sharing receivable balance, net of the estimated clawback liability on the consolidated balance sheet. As of December 31, 2015, the Bank expected to collect $0.2 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.3 million. The net amount of $2.1 million is included in "Accrued interest payable and other liabilities" in the accompanying consolidated balance sheet.
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
Bank Premises and Equipment
Bank premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life, unless extension of the lease term is reasonably assured.
Treasury Stock
Common stock purchased for treasury is recorded at cost.
Income Taxes
Customers accounts for income taxes under the liability method of accounting for income taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Customers determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
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
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as well as available tax planning strategies, management believes it is more likely than not that Customers will realize the benefits of these deferred tax assets.
Share-Based Compensation
Customers Bancorp has four active share-based compensation plans. Share-based compensation accounting guidance requires that the compensation cost relating to share-based-payment transactions be recognized in earnings. The cost is measured based on the grant-date fair value of the equity instruments issued. The Black-Scholes model is used to estimate the fair value of stock options, while the market price of Customers Bancorp’s common stock at the date of grant is used for restricted stock awards.
Compensation cost for all share-based awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For performance based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture.
In 2014, the shareholders of the Bancorp approved an employee stock purchase plan. Because the purchase price under the plan is 85% of (a 15% discount to the market price) the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense.
Derivative Instruments and Hedging
ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, Customers records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Customers may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or Customers elects not to apply hedge accounting.
Prior to first quarter 2014, none of Customers financial derivatives were designated in qualifying hedge relationships in accordance with the applicable accounting guidance. As such, all changes in fair value of the financial derivatives were recognized directly in earnings. In March 2014, Customers entered into a $150.0 million notional balance forward starting pay fixed interest rate swap to hedge the variable cash flows associated with the forecasted issuance of debt. Customers documented and designated this swap as a cash flow hedge. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt.
Customers purchased credit derivatives with a current notional balance of $19.3 million to hedge the performance risk of one of its counterparties during first quarter 2014. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings.

In accordance with the FASB’s fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Comprehensive Income
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income. Unrealized gains and losses on securities available for sale include a component for unrealized changes in foreign currency exchange rates relating to the Bancorp’s investment in certain foreign equity securities. Other comprehensive income also includes the effective portion of changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
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
Segment Information
Customers has one reportable segment, “Community Banking.” All of Customers' activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others. For example, lending is dependent upon the ability of Customers to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of Customers as one segment or unit.
Recently Issued Accounting Standards and Updates
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessess. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.
The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Customers is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-17, Income Taxes. The amendments in this ASU, which will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS), require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU.

For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the guidance in this ASU eliminates the requirement to retrospectively account for those adjustments and requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustment to provisional amounts that occur after the effective date of this ASU. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In April 2015 and August 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The guidance in these ASUs is intended to simplify presentation of debt issuance costs, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and is applicable on a retrospective basis. The guidance in these ASUs is effective for interim and annual periods beginning after December 15, 2015. The adoption of these ASUs did not have a significant impact on Customers' financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance in this ASU is intended to amend the update, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU affect the following areas:

1.	Limited partnerships and similar legal entities.

2.	Evaluating fees paid to a decision maker or a service provider as a variable interest.

3.	The effect of fee arrangements on the primary beneficiary determination.

4.	The effect of related parties on the primary beneficiary determination.

5.	Certain investment funds.
The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The guidance in this ASU was issued as part of the FASB's initiative to reduce complexity in accounting standards and eliminates from GAAP the concept of extraordinary items. The guidance in this update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Subtopic 815-10): Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.

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

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance in this ASU applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance in this ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries following U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.

NOTE 4 – EARNINGS PER SHARE
The following are the components and results of the Bancorp’s earnings per share ("EPS") calculation for the periods presented.

	For the Years Ended
	December 31,
	2015	2014	2013
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$56,090	$43,214	$32,694
Weighted-average number of common shares outstanding – basic	26,844,545	26,719,626	24,485,078
Share-based compensation plans	1,516,297	968,671	464,054
Warrants	324,097	250,707	198,520
Weighted-average number of common shares – diluted	28,684,939	27,939,004	25,147,652
Basic earnings per share	$2.09	$1.62	$1.34
Diluted earnings per share	1.96	1.55	1.30
The following is a summary of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	For the Years Ended
	December 31,
	2015	2014	2013
Anti-dilutive securities:
Share-based compensation awards	606,095	135,861	819,539
Warrants	52,242	118,745	118,745
Total anti-dilutive securities	658,337	254,606	938,284

NOTE 5 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)

The following tables present the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015 and 2014.

	Available-for-sale Securities
			Total
	Unrealized	Foreign	Unrealized	Unrealized
	Gains	Currency	Gains	Loss on Cash
(amounts in thousands)	(Losses) (2)	Items	(Losses)	Flow Hedge	Total
Balance, January 1, 2014	$(8,118)	$—	$(8,118)	$—	$(8,118)
Current period:
Other comprehensive income (loss) before
reclassifications	11,334	—	11,334	(1,264)	10,070
Amounts reclassified from accumulated other
comprehensive income to net income (3)	(2,074)	—	(2,074)	—	(2,074)
Net current-period other comprehensive income (loss)	9,260	—	9,260	(1,264)	7,996
Balance, December 31, 2014	1,142	—	1,142	(1,264)	(122)
Current period:
Other comprehensive income (loss) before
reclassifications	(5,797)	(584)	(6,381)	(1,534)	(7,915)
Amounts reclassified from accumulated other
comprehensive income to net income (3)	53	—	53	—	53
Net current-period other comprehensive income (loss)	(5,744)	(584)	(6,328)	(1,534)	(7,862)
Balance, December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)

(1) All amounts are net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.
(2) Includes immaterial gains or losses on foreign currency items for the year ended December 31, 2014.
(3) Reclassification amounts are reported as gain or loss on sale of investment securities on the Consolidated Statements of Income.

NOTE 6 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$506,111	$1,453	$(6,590)	$500,974
Corporate notes (2)	39,925	320	(178)	40,067
Equity securities (3)	22,514	—	(3,302)	19,212
Total	$568,550	$1,773	$(10,070)	$560,253

(1)	Consists of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Includes subordinated debt issued by other bank holding companies.

(3)	Consists primarily of equity securities issued by a foreign entity.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$376,854	$2,805	$(2,348)	$377,311
Corporate notes (2)	15,000	104	—	15,104
Equity securities (3)	23,074	1,197	(1)	24,270
Total	$414,928	$4,106	$(2,349)	$416,685

(1)	Consists primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Includes subordinated debt issued by other bank holding companies.

(3)	Consists primarily of equity securities issued by a foreign entity.
The following table shows proceeds from the sale of available-for-sale investment securities, gross gains, and gross losses on those sales of securities:

	For the Year Ended December 31,
	2015	2014	2013
(amounts in thousands)
Proceeds from sale of available-for-sale investment securities	$806	$213,249	$135,193
Gross gains	$—	$3,191	$1,274
Gross losses	(85)	—	—
Net gains	$(85)	$3,191	$1,274
These gains and losses were determined using the specific identification method and were included in non-interest income.
The following table shows debt investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	December 31, 2015
	Available for Sale
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	32,925	33,112
Due after ten years	7,000	6,955
Mortgage-backed securities	506,111	500,974
Total debt securities	$546,036	$541,041

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$305,702	$(4,384)	$57,357	$(2,206)	$363,059	$(6,590)
Corporate notes (2)	9,748	(178)	—	—	9,748	(178)
Equity securities (3)	19,206	(3,301)	6	(1)	19,212	(3,302)
Total	$334,656	$(7,863)	$57,363	$(2,207)	$392,019	$(10,070)

(1)	Consists of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Includes subordinated debt issued by other bank holding companies.

(3)	Consists primarily of equity securities issued by a foreign entity.

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Mortgage-backed securities (1)	$60,388	$(81)	$80,426	$(2,267)	$140,814	$(2,348)
Equity securities (2)	—	—	5	(1)	5	(1)
Total	$60,388	$(81)	$80,431	$(2,268)	$140,819	$(2,349)

(1)	Consists primarily of mortgage-backed securities issued by government-sponsored agencies, including FHLMC, FNMA, and GNMA.

(2)	Consists primarily of equity securities issued by a foreign entity.
At December 31, 2015, there were twenty-six available-for-sale investment securities in the less-than-twelve-month category and sixteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price and adverse changes in foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and estimated the value could reasonably recover by way of increases in market price or positive changes in foreign currency exchange rates. Customers intends to hold these securities for the foreseeable future, and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers concluded that the securities are not other-than-temporarily impaired as of December 31, 2015.
At December 31, 2015 and 2014, Customers Bank had pledged investment securities aggregating $299.8 million and $376.9 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,754,950	$1,332,019
Multi-family loans at lower of cost or fair value	39,257	99,791
Total commercial loans held for sale	1,794,207	1,431,810
Consumer loans:
Residential mortgage loans at fair value	2,857	3,649
Total loans held for sale	$1,797,064	$1,435,459

Effective September 30, 2015, Customers transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

Effective September 30, 2014, Customers transferred $164.7 million of multi-family loans from loans receivable to held for sale because Customers was actively marketing these loans and no longer had the intent to retain these loans in its portfolio. Effective December 31, 2014, Customers transferred $18.8 million of these loans back to loans receivable because Customers no longer had the intent to sell these loans. Customers transferred these loans at their amortized cost, which was lower than the estimated fair value at the time of transfer.

NOTE 8 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Because the period to submit losses for non-single family loans covered under the FDIC loss sharing agreements expired in third quarter 2015, and the balance of covered loans at December 31, 2015 and 2014 was insignificant to Customers' total loan portfolio, the disaggregation between covered and non-covered loans is no longer presented in the disclosures that follow. Additional disaggregation of the commercial real estate loan portfolio between owner occupied and non-owner occupied is presented. Prior period amounts have been reclassified to conform with the current period presentation.

The following table presents loans receivable as of December 31, 2015 and 2014.

	December 31,
	2015	2014
(amounts in thousands)
Commercial:
Multi-family	$2,909,439	$2,208,405
Commercial and industrial (including owner occupied commercial real estate)	1,111,400	785,669
Commercial real estate non-owner occupied	956,255	839,310
Construction	87,240	49,718
Total commercial loans	5,064,334	3,883,102
Consumer:
Residential real estate	271,613	297,395
Manufactured housing	113,490	126,731
Other	3,708	4,433
Total consumer loans	388,811	428,559
Total loans receivable	5,453,145	4,311,661
Deferred costs and unamortized premiums, net	334	512
Allowance for loan losses	(35,647)	(30,932)
Loans receivable, net of allowance for loan losses	$5,417,832	$4,281,241

The following tables summarize loans receivable by loan type and performance status as of December 31, 2015 and 2014:

	December 31, 2015
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,905,789	$3,650	$2,909,439
Commercial and industrial	39	—	39	1,973	799,595	1,552	803,159
Commercial real estate - owner occupied	268	—	268	2,700	292,312	12,961	308,241
Commercial real estate - non-owner occupied	1,997	—	1,997	1,307	940,895	12,056	956,255
Construction	—	—	—	—	87,006	234	87,240
Residential real estate	2,986	—	2,986	2,202	257,984	8,441	271,613
Manufactured housing (5)	3,752	2,805	6,557	2,449	101,132	3,352	113,490
Other consumer	107	—	107	140	3,227	234	3,708
Total	$9,149	$2,805	$11,954	$10,771	$5,387,940	$42,480	$5,453,145

	December 31, 2014
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,204,059	$4,346	$2,208,405
Commercial and industrial	884	—	884	2,513	543,245	3,293	549,935
Commercial real estate - owner occupied	—	—	—	2,514	217,187	16,033	235,734
Commercial real estate - non-owner occupied	—	—	—	1,460	822,046	15,804	839,310
Construction	—	—	—	2,325	44,483	2,910	49,718
Residential real estate	1,226	—	1,226	1,855	284,347	9,967	297,395
Manufactured housing (5)	6,324	4,388	10,712	931	111,072	4,016	126,731
Other consumer	147	—	147	135	3,903	248	4,433
Total	$8,581	$4,388	$12,969	$11,733	$4,230,342	$56,617	$4,311,661

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

(5)
Manufactured housing loans purchased in 2010 are supported by cash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

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

The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing arrangements approaches expiration and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing arrangements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing arrangements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing arrangements occurs in third quarter 2020. As of December 2015 and 2014, loans covered under loss sharing agreements with the FDIC were $13.8 million and $42.2 million, respectively.

As part of the FDIC loss sharing arrangements, Customers also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing arrangements that is contingent upon actual losses incurred over the life of the arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to cash received on the covered assets in excess of the original expectations of the FDIC, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing arrangements. As of December 31, 2015, a clawback liability of $2.3 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.

As of December 31, 2015, Customers expects to collect $0.2 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.3 million. The net amount of $2.1 million is included in "Accrued interest payable and other liabilities" in the accompanying consolidated balance sheet.
The following table presents changes in the allowance for loans losses and the FDIC loss sharing receivable, including the effect of the estimated clawback liability for the years ended December 31, 2015, 2014 and 2013.

	Allowance for Loan Losses For The Year Ended December 31,
	2015	2014	2013
(amounts in thousands)
Beginning Balance	$30,932	$23,998	$25,837
Provision for loan losses (1)	16,694	10,058	5,055
Charge-offs	(13,412)	(4,947)	(7,338)
Recoveries	1,433	1,823	444
Ending Balance	$35,647	$30,932	$23,998

	FDIC Loss Sharing Receivable For The Year Ended December 31,
	2015	2014	2013
(amounts in thousands)
Beginning Balance	$2,320	$10,046	$12,343
Increased (decreased) estimated cash flows (2)	(3,872)	(4,689)	2,819
Increased estimated cash flows from covered OREO (a)	3,138	—	—
Other activity, net (b)	248	2,409	1,610
Cash receipts from FDIC	(3,917)	(5,446)	(6,726)
Ending Balance	$(2,083)	$2,320	$10,046

(1) Provision for loan losses	$16,694	$10,058	$5,055
(2) Effect attributable to FDIC loss share arrangements	3,872	4,689	(2,819)
Net amount reported as provision for loan losses	$20,566	$14,747	$2,236

(a) Recorded as a reduction to Other Real Estate Owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes and appraisal expenses, that qualify for reimbursement under loss share arrangements.

Loans Individually Evaluated for Impairment

The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of December 31, 2015 and 2014 and the average recorded investment and interest income recognized for the years ended December 31, 2015 and
2014. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2015			Year Ended December 31, 2015
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$661	$661	$—	$267	$24
Commercial and industrial	12,056	13,028	—	8,543	891
Commercial real estate - owner occupied	8,317	8,317	—	6,526	454
Commercial real estate - non-owner occupied	4,276	4,276	—	6,605	648
Construction	—	—	—	749	—
Other consumer	48	48	—	42	1
Residential real estate	4,331	4,331	—	2,254	86
Manufactured housing	8,300	8,300	—	5,433	368
With an allowance recorded:
Commercial and industrial	5,565	5,914	1,990	9,331	191
Commercial real estate - owner occupied	12	12	1	15	1
Commercial real estate - non-owner occupied	555	555	148	817	12
Construction	—	—	—	—	—
Other consumer	92	92	50	83	—
Residential real estate	395	395	84	426	2
Total	$44,608	$45,929	$2,273	$41,091	$2,678

	December 31, 2014			Year Ended December 31, 2014
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$14,600	$16,122	$—	$13,329	$674
Commercial real estate - owner occupied	12,599	12,744	—	10,204	504
Commercial real estate - non-owner occupied	5,602	5,602		7,770	383
Construction	2,325	2,325	—	2,415	41
Other consumer	21	21	—	26	—
Residential real estate	3,675	5,917	—	4,145	87
Manufactured housing	2,588	2,588	—	2,588	128
With an allowance recorded:
Commercial and industrial	1,923	1,923	857	1,725	28
Commercial real estate - owner occupied	750	750	95	1,184	22
Commercial real estate - non-owner occupied	571	571	170	902	17
Construction	—	—	—	851	—
Other consumer	114	114	32	82	1
Residential real estate	365	365	188	296	1
Total	$45,133	$49,042	$1,342	$45,517	$1,886
Troubled Debt Restructurings
At December 31, 2015, 2014 and 2013 there were $11.4 million, $5.0 million, $4.6 million respectively, in loans categorized as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the years ended December 31, 2015, 2014 and 2013. There were no modifications that involved forgiveness of debt.

	December 31, 2015
	Number of Loans	Recorded Investment
(dollars in thousands)
Extended under forbearance	1	$183
Interest-rate reductions	161	7,274
Total	162	$7,457

	December 31, 2014
	Number of Loans	Recorded Investment
(dollars in thousands)
Extended under forbearance	11	$460
Interest rate reductions	10	620
Total	21	$1,080

	December 31, 2013
	Number of Loans	Recorded Investment
(dollars in thousands)
Extended under forbearance	—	$—
Interest rate reductions	14	1,238
Total	14	$1,238

The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment during the years ended December 31, 2015, 2014 and 2013.

	December 31, 2015
	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	3	$791
Commercial real estate non-owner occupied	1	211
Manufactured housing	156	6,251
Residential real estate	2	204
Total loans	162	$7,457

	December 31, 2014
	Number of Loans	Recorded Investment
(dollars in thousands)
Manufactured housing	10	$620
Home equity / other	11	460
Total loans	21	$1,080

	December 31, 2013
	Number of Loans	Recorded Investment
(dollars in thousands)
Manufactured housing	13	$1,206
Home equity / other	1	32
Total loans	14	$1,238
As of December 31, 2015, 2014, 2013, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
For the years ended December 31, 2015, 2014 and 2013, the recorded investment of loans determined to be TDRs was $7.5 million, $1.1 million and $1.2 million respectively, both before and after restructuring. During the year ending December 31, 2015, thirty-six TDR loans defaulted with a recorded investment of $2.5 million. During the year ending December 31, 2014, six TDR loans defaulted with a recorded investment of $0.4 million. During the year ended December 31, 2013, five TDR loans defaulted with a recorded investment of $0.4 million. For the year ended 2015, $1.8 million of the $2.5 million defaulted loans are subject to a cash reserve.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were three specific allowances resulting from TDR modifications during 2015, totaling $0.2 million for 2 commercial and industrial loans, and $0.1 million for one commercial real estate non-owner occupied loan. There were no specific allowances resulting from TDR modifications during 2014 or 2013.
Credit Quality Indicators
Commercial and industrial, commercial real estate, multi-family, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at loan origination and reviewed on a periodic or “as needed” basis. Other consumer and manufactured housing loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within commercial and industrial, commercial real estate, construction, multi-family and residential real estate loans, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. Certain consumer loans are not assigned a risk rating. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.
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
“2” – Pass/Superior
Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position, are virtually immune to local economies, and are in stable growing industries. The management team is well respected and the company has ready access to public markets.
“3” – Pass/Strong
Loans rated 3 are those loans for which the borrower has above average financial condition and flexibility; more than satisfactory debt service coverage; balance sheet and operating ratios are consistent with or better than industry peers; have little industry risk; and move in diversified markets and are experienced and competent in their industry. These borrowers access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.
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
“6” – Satisfactory/Bankable with Care
Loans rated 6 are those for which the borrower has higher than normal credit risk; however, cash flow and asset values are generally intact. These borrowers may exhibit declining financial characteristics, with increasing leverage and decreasing liquidity, and may have limited resources and access to financial alternatives. Signs of weakness in these borrowers may include delinquent taxes, trade slowness and eroding profit margins.
“7” – Special Mention
Loans rated Special Mention are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the debt in the future may occur. This grade is not assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where significant actual, not potential, weaknesses or problems are clearly evident are graded in the category below.
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
“9” – Doubtful
Doubtful ratings are assigned to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.
“10” – Loss
The Bank assigns a loss rating to loans considered uncollectible and of such little value that their continuance as an active asset is not warranted. Amounts classified as loss are immediately charged off.
Risk ratings are not established for certain consumer loans, including home equity loans, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and nonperforming.
The following table presents the credit ratings as of December 31, 2015 and 2014 for the loans receivable portfolio.

	December 31, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,907,362	$784,892	$295,762	$950,886	$87,240	$268,210	$—	$—	$5,294,352
Special Mention	661	14,052	7,840	1,671	—	282	—	—	24,506
Substandard	1,416	4,215	4,639	3,698	—	3,121	—	—	17,089
Performing (1)	—	—	—	—	—	—	104,484	3,461	107,945
Non-performing (2)	—	—	—	—	—	—	9,006	247	9,253
Total	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145

	December 31, 2014
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,206,776	$531,790	$217,356	$829,238	$44,642	$294,225	$—	$—	$4,124,027
Special Mention	—	14,565	13,056	6,694	—	243	—	—	34,558
Substandard	1,629	3,580	5,322	3,378	5,076	2,927	—	—	21,912
Performing (1)	—	—	—	—	—	—	115,088	4,151	119,239
Non-performing (2)	—	—	—	—	—	—	11,643	282	11,925
Total	$2,208,405	$549,935	$235,734	$839,310	$49,718	$297,395	$126,731	$4,433	$4,311,661

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on non-accrual status.

As of December 31, 2015, the Bank had $1.2 million of residential real estate held in other real estate owned. As of December 31, 2015, the Bank initiated foreclosure proceedings on $0.6 million in loans secured by residential real estate.

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
The changes in the allowance for loan losses for the years ended December 31, 2015 and 2014 and the loans and allowance for loan losses by loan class based on impairment evaluation method are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

Twelve months ended December 31, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, January 1, 2015	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(11,331)	(378)	(327)	(1,064)	(276)	—	(36)	(13,412)
Recoveries	—	548	14	0	204	575	—	92	1,433
Provision for loan losses	3,523	14,863	(2,624)	(451)	887	301	232	(37)	16,694
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Loans:
Individually evaluated for impairment	$661	$17,621	$8,329	$4,831	$—	$4,726	$8,300	$140	$44,608
Collectively evaluated for impairment	2,905,128	783,986	286,951	939,368	87,006	258,446	101,838	3,334	5,366,057
Loans acquired with credit deterioration	3,650	1,552	12,961	12,056	234	8,441	3,352	234	42,480
	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,990	$1	$148	$—	$84	$—	$50	$2,273
Collectively evaluated for impairment	12,016	6,650	1,347	3,858	1,074	2,141	98	28	27,212
Loans acquired with credit deterioration	—	224	—	4,414	—	1,073	396	55	6,162
	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647

Twelve months ended December 31, 2014	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Beginning Balance, January 1, 2014	$4,227	$2,674	$2,517	$8,961	$2,385	$2,490	$614	$130	$23,998
Charge-offs	—	(1,155)	(482)	(1,715)	(895)	(667)	—	(33)	(4,947)
Recoveries	—	511	225	801	13	265	—	8	1,823
Provision for loan losses	4,266	2,754	2,076	1,151	(456)	610	(352)	9	10,058
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Loans:
Individually evaluated for impairment	$—	$16,523	$13,349	$6,173	$2,325	$4,040	$2,588	$135	$45,133
Collectively evaluated for impairment	2,204,059	530,119	206,352	817,333	44,483	283,388	120,127	4,050	4,209,911
Loans acquired with credit deterioration	4,346	3,293	16,033	15,804	2,910	9,967	4,016	248	56,617
	$2,208,405	$549,935	$235,734	$839,310	$49,718	$297,395	$126,731	$4,433	$4,311,661
Allowance for loan losses:
Individually evaluated for impairment	$—	$857	$95	$170	$—	$188	$—	$32	$1,342
Collectively evaluated for impairment	8,493	3,765	1,757	6,580	424	1,436	92	28	22,575
Loans acquired with credit deterioration	—	162	2,484	2,448	623	1,074	170	54	7,015
	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932

The manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At December 31, 2015 and 2014, funds available for reimbursement, if necessary, were $1.2 million and $3.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.
The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30,
2015 and 2014 were as follows:
The changes in accretable yield related to purchased-credit-impaired loans for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
(amounts in thousands)
Accretable yield balance, beginning of period	$17,606	$22,557	$32,174
Accretion to interest income	(2,299)	(3,201)	(6,213)
Reclassification from nonaccretable difference and disposals, net	(2,360)	(1,750)	(3,404)
Accretable yield balance, end of period	$12,947	$17,606	$22,557

NOTE 9 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2015 and 2014 were as follows:

		December 31,
	Expected Useful Life	2015	2014
(amounts in thousands)
Leasehold improvements	3 to 25 years	$12,531	$11,680
Furniture, fixtures and equipment	5 to 10 years	5,312	4,504
IT equipment	3 to 5 years	5,909	4,696
Automobiles	5 to 10 years	206	174
		23,958	21,054
Accumulated depreciation		(12,427)	(10,244)
Total		$11,531	$10,810
Future minimum rental commitments under non-cancelable leases were as follows:

December 31, 2015
(amounts in thousands)
2016	$3,861
2017	3,662
2018	3,450
2019	2,826
2020	1,994
Subsequent to 2020	3,258
Total minimum payments	$19,051
Rent expense was approximately $3.8 million, $3.3 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Customers' leases are for land and branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

NOTE 10 – DEPOSITS
The components of deposits at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
(amounts in thousands)
Demand, non-interest bearing	$653,679	$546,436
Demand, interest bearing	127,215	71,202
Savings, including money market deposit accounts	2,781,010	2,203,237
Time, $100,000 and over	1,624,562	1,043,265
Time, other	723,035	668,398
Total deposits	$5,909,501	$4,532,538

Time deposits scheduled maturities at December 31, 2015 were as follows:

December 31, 2015
(amounts in thousands)
2016	$1,799,310
2017	312,813
2018	135,952
2019	53,591
2020	45,931
Total time deposits	$2,347,597
The aggregate amount of demand deposit overdrafts that were reclassified as loans were $0.6 million at December 31, 2015, compared to $0.8 million as of December 31, 2014. Time deposits greater than $250,000 totaled $920.5 million and $365.4 million at December 31, 2015 and 2014, respectively.
Included in the savings balances above were $815.7 million and $632.7 million of brokered money market deposits as of December 31, 2015 and 2014, respectively. Also, included in time, other balances above were $612.8 million and $483.2 million of brokered time deposits, respectively, as of December 31, 2015 and 2014.
NOTE 11 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2015 and 2014 was as follows:

	December 31,
	2015		2014
	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,365,300	0.48%	$1,298,000	0.29%
Federal funds purchased	70,000	0.56	—	—
Total short-term debt	$1,435,300		$1,298,000

The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
	2015	2014	2013
(amounts in thousands)
FHLB advances:
Maximum outstanding at any month end	$1,365,300	$1,383,000	$769,750
Average balance during the year	844,835	898,396	120,309
Weighted-average interest rate during the year	0.60%	0.46%	0.55%
Federal funds purchased:
Maximum outstanding at any month end	85,000	35,000	125,000
Average balance during the year	41,397	13,312	32,351
Weighted-average interest rate during the year	0.35%	0.31%	0.31%
At December 31, 2015 and 2014, the Bank had aggregate availability under federal funds lines totaling $175 million and $95.0 million, respectively.

Long-term debt
FHLB advances
The contractual maturities of long-term advances from the FHLB were as follows:

	December 31,
	2015		2014
	Amount	Rate	Amount	Rate
(amounts in thousands)
2016	$—	—%	$85,000	0.59%
2017	205,000	1.18	180,000	1.21
2018	55,000	1.61	55,000	1.61
	$260,000		$320,000
Of the $260 million of long-term advances enumerated above, $250.0 million are fixed rate.
The Bank had a total maximum borrowing capacity with the Federal Home Loan Bank of $3.7 billion and with the Federal Reserve Bank of Philadelphia of $59.2 million at December 31, 2015. The Bank had a total borrowing capacity with the Federal Home Loan Bank of $3.2 billion and with the Federal Reserve Bank of Philadelphia of $62.7 million at December 31, 2014. Amounts can be borrowed as short-term or long-term. As of December 31, 2015, advances under these arrangements were secured by certain assets, which included a blanket lien on securities of $257.1 million and qualifying loans of Customers Bank of $3.5 billion.
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
Subordinated debt
On June 26, 2014, the Bank closed a private placement transaction in which it issued $110.0 million of fixed-to-floating rate subordinated notes due 2029. The subordinated notes bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest is paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. The Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

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

On November 17, 2015, Customers Bancorp's board of directors declared a cash dividend on its Series C Preferred Stock of $0.4375 per share. The dividend was paid on December 15, 2015 to shareholders of record on November 30, 2015.
In May 2014, the Bancorp announced that its Board of Directors had declared a 10% stock dividend to all shareholders of record as of May 27, 2014. This special dividend was paid on June 30, 2014 in the form of an aggregate of 2,429,375 additional shares.
In November 2013, the Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There was no stock repurchased during 2015 or 2014.
At December 31, 2015, there were warrants outstanding to purchase 627,673 shares of the Bancorp’s common stock. At December 31, 2014, there were warrants outstanding to purchase 635,274 shares of the Bancorp’s common stock. The purchase prices at December 31, 2015 and 2014 ranged from $9.55 per share to $73.01 per share.

NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers Bank has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2015, 2014, and 2013 were $1.1 million, $1.0 million, and $0.6 million, respectively.

Supplemental Executive Retirement Plans
Customers Bank entered into a supplemental executive retirement plan (SERP) with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by the Bank, and the ultimate retirement benefit can be less than or greater than the target. The Bank intends to fund its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which is owned by the Bank. The present value of the amount owed as of December 31, 2015 was $3.6 million and was included in other liabilities.
NOTE 14 – SHARE-BASED COMPENSATION PLANS
Summary
During 2010, the shareholders of Customers Bancorp approved the 2010 Stock Option Plan (“2010 Plan”), and during 2012, the shareholders of Customers Bancorp approved the 2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of the Bancorp by linking the personal interests of the members of the Board of Directors and employees, officers, and executives of Customers to those of the shareholders of Customers and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Customers. The 2010 Plan and 2004 Plan are intended to provide flexibility to Customers in its ability to motivate, attract, and retain the services of members of the Board of Directors, and employees, officers, and executives of Customers. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by Customers or continues to serve on the Board. With respect to certain stock options granted under the 2010 Plan, vested options shall be exercisable only when Customers' fully diluted tangible book value will have increased by 50% from the date of grant. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than 10 years from the date of grant.
The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock to employees, officers, executives, and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. At December 31, 2015, the aggregate number of shares of common stock available for grant under these plans was 1,812,837 shares.
On January 1, 2011, Customers initiated a Bonus Recognition and Retention Program (“BRRP”). This is a restricted stock unit plan. Employees eligible to participate in the BRRP include the Chief Executive Officer and other management and highly compensated employees as determined by the Compensation Committee at its sole discretion. Under the BRRP, a participant may elect to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of Voting Common Stock having a value equal to the portion of the bonus deferred by a participant are allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock is also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date.
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011 which were payable in the first quarter of 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2015, restricted stock units outstanding under this plan totaled 254,821.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2015, 2014, and 2013 was $5.7 million, $5.2 million, and $3.4 million, respectively. At December 31, 2015, there was $11.2 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2020.
In 2014, the shareholders of Customers Bancorp approved the 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an employee stock purchase plan within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of the Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deduction. Since the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2015 and 2014 was $80.0 thousand and $12.0 thousand, respectively.

Stock Options
Customers estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options. Expected volatility was based upon limited historical information because Customers' common stock has only been traded since February 2012. Expected life was management’s estimate which took into consideration the five-year vesting requirement.
During 2015, options to purchase an aggregate of 596,995 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted is equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options are subject to a five-year cliff vesting and expire after ten years. In addition to the five-year service requirement, one of the following conditions must be met in order for the options to become exercisable:

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
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted.

	2015	2014	2013
Weighted-average risk-free interest rate	1.90%	2.16%	1.42%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	21.18%	18.00%	13.77%
Weighted-average expected life (in years)	7.00	7.00	7.00
Weighted-average fair value of each option granted	$6.42	$4.52	$3.17

The following summarizes stock option activity for the year ended December 31, 2015:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(dollars in thousands, except Weighted-average Exercise Price)
Outstanding, January 1, 2015	3,168,067	$12.61
Granted	599,745	23.36
Exercised	(31,168)	10.53		455
Forfeited	(2,200)	17.65
Expired	(2,683)	29.33
Outstanding, December 31, 2015	3,731,761	$14.33	6.78	$48,086
Exercisable at December 31, 2015	707,745	$9.19	4.38	$12,760
Cash received from the exercise of options during the year ended December 31, 2015 was $0.3 million with a related tax benefit of $0.2 million.
A summary of the status of Customers' non-vested options at December 31, 2015 and changes during the year ended December 31, 2015 is as follows:

	Options	Weighted- average exercise price
Non-vested at January 1, 2015	3,154,384	$12.59
Granted	599,745	23.36
Vested	(725,163)	12.50
Forfeited	(2,200)	17.65
Non-vested at December 31, 2015	3,026,766	15.53
Restricted Stock Units
The fair value of restricted stock units granted under the 2004 Plan is determined based on the market price of Customers' common stock on the date of grant. The fair value of restricted stock units granted under the BRRP is measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
In February 2012, the Compensation Committee recommended and the Board of Directors approved a restricted stock award that had two vesting requirements. The first requirement is that the recipient remains an employee or director through December 31, 2016. The second requirement is that Customers' Voting Common Stock will have traded at a price greater than $17.18 per share (adjusted for any stock splits or stock dividends) for at least five consecutive trading days during the five-year period ending December 31, 2016. This second requirement was satisfied during the fourth quarter of 2013. These criteria apply only to the 2012 restricted stock award.
There were 158,581 restricted stock units granted during the year ended December 31, 2015. Of the aggregate restricted stock units granted, 84,392 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting.

The table below presents the status of the restricted stock units at December 31, 2015 and changes during the year ended December 31, 2015:

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at January 1, 2015	788,971	$13.00
Granted	158,581	19.67
Vested	(65,218)	12.02
Forfeited	(9,070)	17.15
Outstanding and unvested at December 31, 2015	873,264	$14.24

Customers has a policy that permits its directors to elect to receive shares of Voting Common Stock in lieu of their cash retainers. During the year ended December 31, 2015, Customers issued 27,674 shares of Voting Common Stock with a fair value of $0.7 million to the directors as compensation for their services. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

NOTE 15 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
	2015	2014	2013
(amounts in thousands)
Current	$40,004	$26,361	$15,394
Deferred	(10,092)	(6,187)	2,210
Total	$29,912	$20,174	$17,604
Effective tax rates differ from the federal statutory rate of 35%, which is applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2015		2014		2013
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
(amounts in thousands)
Federal income tax at statutory rate	$30,973	35.00%	$22,185	35.00%	$17,604	35.00%
State income tax	1,434	1.62	1,355	2.14	353	0.70
Tax-exempt interest, net of disallowance	(277)	(0.31)	(249)	(0.39)	(148)	(0.30)
Bank-owned life insurance	(2,422)	(2.73)	(1,296)	(2.04)	(868)	(1.73)
Other	204	0.22	(1,821)	(2.88)	663	1.33
Effective income tax rate	$29,912	33.80%	$20,174	31.83%	$17,604	35.00%

Customers accounts for income taxes under the liability method of accounting for income taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Customers determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

At December 31, 2015 and 2014, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2015 and 2014.
Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents the Bancorp's deferred tax asset and liabilities as December 31, 2015 and 2014:

	December 31,
	2015	2014
(amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$13,248	$11,555
Net unrealized losses on securities	3,112	—
OREO expenses	728	588
Non-accrual interest	840	541
Net operating losses	2,290	1,892
Deferred compensation	1,337	1,361
Equity-based compensation	5,196	3,751
Fair value adjustments on acquisitions	428	—
Cash flow hedge	1,679	681
Incentive compensation	2,497	1,558
Other	1,374	1,120
Total deferred tax assets	32,729	23,047
Deferred tax liabilities:
Fair value adjustments on acquisitions	—	(2,002)
Net unrealized gains on securities	—	(615)
Net deferred loan fees	(2,688)	(4,524)
Bank premises and equipment	(875)	(1,009)
Other	(592)	(1,140)
Total deferred tax liabilities	(4,155)	(9,290)
Net deferred tax asset	$28,574	$13,757
Customers had approximately $6.5 million of federal net operating loss carryovers at December 31, 2015, that expire in 2025 through 2031.

Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2012.
NOTE 16 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS, AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
	2015	2014	2013
(amounts in thousands)
Balance – January 1	$9	$7,273	$3,272
Additions	2,218	5	9,280
Repayments	(2,007)	(7,269)	(5,279)
Balance – December 31	$220	$9	$7,273
At December 31, 2015, Customers Bank had an outstanding commitment to provide short-term commercial real estate financing, subject to certain terms and conditions, not to exceed $8.0 million, and an available line of credit of $1.8 million with one of its related parties.
Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving Customers in the ordinary course of business during the fiscal year ended December 31, 2015. None of these transactions involved amounts in excess of 5% of the Customers' gross revenues during 2015 nor was Customers indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of Customers' total assets at December 31, 2015. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
At December 31, 2015 and 2014, the Bank had approximately $14.0 million and $11.7 million, respectively, in deposits from related parties, including directors and certain executive officers.
For the years ended December 31, 2015, 2014, and 2013, Customers paid $27,300, $46,900 and $45,800 to Jaxxon Promotions, Inc., a company in which a Bancorp director owns 25% interest.
NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
Customers is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
Customers' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Customers uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2015	2014
(amounts in thousands)
Commitments to fund loans	$537,380	$231,294
Unfunded commitments to fund mortgage warehouse loans	1,302,759	713,619
Unfunded commitments under lines of credit	436,550	430,995
Letters of credit	42,002	36,206
Other unused commitments	6,360	7,685
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Mortgage warehouse loan commitments are agreements to purchase mortgage loans from mortgage bankers that agree to purchase the loans back in a short period of time. These commitments generally fluctuate monthly as existing loans are repurchased by the mortgage bankers and new loans are purchased by Customers.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Customers evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Customers upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Outstanding letters of credit written are conditional commitments issued by Customers to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Customers requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liabilities as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.
NOTE 18 – REGULATORY MATTERS
The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At December 31, 2015 and 2014, the Bank and Bancorp met all capital adequacy requirements to which they were subject.
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

To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, total risk based, Tier 1 risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$500,624	7.61%	$296,014	4.5%	N/A	N/A
Customers Bank	$565,217	8.62%	$294,916	4.5%	$425,990	6.5%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$698,323	10.62%	$526,247	8.0%	N/A	N/A
Customers Bank	$710,864	10.85%	$524,295	8.0%	$655,369	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$556,193	8.46%	$394,685	6.0%	N/A	N/A
Customers Bank	$565,217	8.62%	$393,221	6.0%	$524,295	8.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.16%	$310,812	4.0%	N/A	N/A
Customers Bank	$565,217	7.30%	$309,883	4.0%	$387,353	5.0%
December 31, 2014
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$578,644	11.09%	$417,473	8.0%	N/A	N/A
Customers Bank	$621,894	11.98%	$415,141	8.0%	$518,926	10.0%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$437,712	8.39%	$208,737	4.0%	N/A	N/A
Customers Bank	$480,963	9.27%	$207,570	4.0%	$311,356	6.0%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$437,712	6.69%	$261,622	4.0%	N/A	N/A
Customers Bank	$480,963	7.39%	$260,462	4.0%	$325,577	5.0%

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
NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
In accordance with ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Customers’ various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
The fair value guidance also establishes a fair value hierarchy and describes the following three levels used to classify fair value measurements:

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

The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2015 and 2014:
Cash and cash equivalents:
The carrying amounts reported on the balance sheet for cash and cash equivalents approximate those assets’ fair values. These assets are included as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Investment securities:
The fair values of investment securities available for sale are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are included as Level 1, 2, or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans held for sale - Multi-family loans:
The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third party investors, recent sale transactions within the secondary markets for loans with similar characteristics, or non-binding indicative bids from brokers. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Borrowings:
Borrowings consist of long-term and short-term FHLB advances, 5-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is included as Level 1.
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

The following information should not be interpreted as an estimate of Customers' fair value in its entirety because fair value measurements are only provided for a limited portion of Customers’ assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between Customers’ disclosures and those of other companies may not be meaningful.
The estimated fair values of Customers’ financial instruments were as follows at December 31, 2015 and 2014.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2015
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$264,593	$264,593	$264,593	$—	$—
Investment securities, available for sale	560,253	560,253	19,212	541,041	—
Loans held for sale	1,797,064	1,797,458	—	1,757,807	39,651
Loans receivable, net of allowance for loan losses	5,417,832	5,353,903	—	—	5,353,903
FHLB, Federal Reserve Bank and other restricted stock	90,841	90,841	—	90,841	—
Derivatives	9,295	9,295	—	9,250	45
Liabilities:
Deposits	$5,909,501	$5,911,754	$3,561,905	$2,349,849	$—
Federal funds purchased	70,000	70,000	70,000	—	—
FHLB advances	1,625,300	1,625,468	1,365,300	260,168	—
Other borrowings	88,250	93,804	68,867	24,937	—
Subordinated debt	110,000	110,825	—	110,825	—
Derivatives	13,932	13,932	—	13,932	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$371,023	$371,023	$371,023	$—	$—
Investment securities, available for sale	416,685	416,685	24,270	392,415	—
Loans held for sale	1,435,459	1,436,460	—	1,335,668	100,792
Loans receivable, net of allowance for loan losses	4,281,241	4,285,537	—	—	4,285,537
FHLB and Federal Reserve Bank, and other restricted stock	82,002	82,002	—	82,002	—
Derivatives	7,552	7,552	—	7,509	43
Liabilities:
Deposits	$4,532,538	$4,540,507	$2,820,875	$1,719,632	$—
FHLB advances	1,618,000	1,619,858	1,298,000	321,858	—
Other borrowings	88,250	92,069	66,944	25,125	—
Subordinated debt	110,000	111,925	—	111,925	—
Derivatives	9,716	9,716	—	9,716	—
For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$500,974	$—	$500,974
Corporate notes	—	40,067	—	40,067
Equity securities	19,212	—	—	19,212
Derivatives (1)	—	9,250	45	9,295
Loans held for sale – fair value option	—	1,757,807	—	1,757,807
Total assets - recurring fair value measurements	$19,212	$2,308,098	$45	$2,327,355
Liabilities
Derivatives (2)	$—	$13,932	$—	$13,932
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,273	$—	$—	$4,346	$4,346
Other real estate owned	—	—	358	358
Total assets - nonrecurring fair value measurements	$—	$—	$4,704	$4,704

	December 31, 2014
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Mortgage-backed securities	$—	$377,311	$—	$377,311
Corporate notes	—	15,104	—	15,104
Equity securities	24,270	—	—	24,270
Derivatives (1)	—	7,509	43	7,552
Loans held for sale – fair value option	—	1,335,668	—	1,335,668
Total assets - recurring fair value measurements	$24,270	$1,735,592	$43	$1,759,905
Liabilities
Derivatives (2)	$—	$9,716	$—	$9,716
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $1,342	$—	$—	$2,380	$2,380
Other real estate owned	—	—	9,149	9,149
Total assets - nonrecurring fair value measurements	$—	$—	$11,529	$11,529

(1)	Included in Other Assets

(2)	Included in Other Liabilities
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2015	2014
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1,	$43	$240
Issuances	273	235
Settlements	(271)	(432)
Balance at December 31,	$45	$43

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the years ended December 31, 2015 and 2014.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2015 and 2014 for which Customers utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(dollars in thousands)
Impaired loans	$4,346	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	358	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	94%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(dollars in thousands)
Impaired loans	$2,380	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	9,149	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	43	Adjusted market bid	Pull-through rate	80%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell.

(3)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.
NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain fixed-rate borrowings. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Customers’ objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, Customers sometimes uses interest rate swaps as part of its interest-rate-risk management strategy. Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During 2015 and 2014, Customers did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers’ variable-rate debt. Customers expects to reclassify $1.7 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At December 31, 2015 and 2014, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate the customer's respective risk management strategies (typically the loan customers will swap a floating rate loan to a fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At December 31, 2015, Customers had 62 interest rate swaps with an aggregate notional amount of $461.0 million related to this program. At December 31, 2014, Customers had 44 interest rate swaps with an aggregate notional amount of $251.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly to earnings. At December 31, 2015 and 2014, Customers had an outstanding notional balance of residential mortgage loan commitments of $2.8 million and $3.8 million, respectively.
Customers also purchased credit derivatives to hedge the performance risk associated with one of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2015 and 2014, Customers had an outstanding notional balance of credit derivatives of $19.3 million and $13.4 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as the classification on the balance sheet at December 31, 2015 and 2014.

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$4,477
Total		$—		$4,477
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,088	Other liabilities	$9,455
Credit contracts	Other assets	162	Other liabilities	—
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$9,295		$9,455

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$1,945
Total		$—		$1,945
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$7,332	Other liabilities	$7,771
Credit contracts	Other assets	177	Other liabilities	—
Residential mortgage loan commitments	Other assets	43	Other liabilities	—
Total		$7,552		$7,771
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31, 2015
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,889
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage loan and banking income	2
Total		$1,876

	For the Year Ended December 31, 2014
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$550
Credit contracts	Other non-interest income	(91)
Residential mortgage loan commitments	Mortgage loan and banking income	(197)
Total		$262

	For the Year Ended December 31, 2013
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$711
Residential mortgage loan commitments	Mortgage loan and banking income	240
Total		$951

For the Year Ended December 31, 2015
		Location of Gain	Amount of Gain (Loss)
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,534)	Interest expense	$—

For the Year Ended December 31, 2014
		Location of Gain	Amount of Gain (Loss)
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,264)	Interest expense	$—

(1) Amounts presented are net of taxes
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of December 31, 2015, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $14.3 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at December 31, 2015, had posted $14.3 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

Offsetting of Financial Assets and Derivative Assets at
December 31, 2015
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$192	$—	$192	$192	$—	$—

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$13,932	$—	$13,932	$—	$13,932	$—

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2014
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,703	$—	$9,703	$192	$9,511	$—

NOTE 21 — LOSS CONTINGENCY
During the first quarter of 2013, a suspected fraud was discovered in the Bank’s held-for-sale loan portfolio. Total loans involved in this fraud initially was estimated to be $5.2 million, and management believed the range of possible loss to have been between $1.5 million and $3.2 million. Accordingly, management provided a loss contingency of $2.0 million at March 31, 2013. During the second quarter of 2013, Customers determined that an aggregate of $1.0 million of the loans were not involved in the fraud, and these loans were subsequently sold. In addition, Customers recovered $1.5 million in cash from the alleged perpetrator. Because it was determined that the remaining asset no longer met the definition of “a loan,” and because Customers is pursuing restitution through the involved parties, Customers determined this to be a receivable. As a result, the remaining aggregate of $2.7 million of loans and the related $2.0 million reserve were transferred to other assets. As of December 31, 2015, the net amount of the receivable and reserve of $0.6 million remains in other assets.

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only)
Balance Sheets

	December 31,
	2015	2014
(amounts in thousands)
Assets
Cash in subsidiary bank	$54,567	$16,465
Investment securities available for sale, at fair value	5	5
Investments in and receivables due from subsidiaries	583,875	509,465
Other assets	4,190	6,678
Total assets	$642,637	$532,613
Liabilities and Shareholders’ equity
Borrowings	88,250	88,250
Other liabilities	485	1,218
Total liabilities	88,735	89,468
Shareholders’ equity	553,902	443,145
Total Liabilities and Shareholders’ Equity	$642,637	$532,613

Income and Comprehensive Income Statements

	For the Years Ended December 31,
	2015	2014	2013
(amounts in thousands)
Operating income:
Other	$18,545	$90	$758
Total operating income	18,545	90	758
Operating expense:
Interest	5,854	5,251	1,923
Other	4,604	5,611	3,395
Total operating expense	10,458	10,862	5,318
Income (loss) before taxes and undistributed income of subsidiaries	8,087	(10,772)	(4,560)
Income tax benefit	3,516	3,797	1,596
Income (loss) before undistributed income of subsidiaries	11,603	(6,975)	(2,964)
Equity in undistributed income of subsidiaries	46,980	50,189	35,658
Net income	58,583	43,214	32,694
Preferred stock dividends	2,493	—	—
Net income available to common shareholders	56,090	43,214	32,694
Comprehensive income	$50,721	$51,210	$23,512
Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$58,583	$43,214	$32,694
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(46,980)	(50,189)	(35,658)
(Increase) decrease in other assets	2,488	(1,354)	(1,465)
Increase (decrease) in other liabilities	(112)	1,497	(281)
Net Cash Provided By (Used in) Operating Activities	13,979	(6,832)	(4,710)
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	—	—
Payments for investments in and advances to subsidiaries	(30,036)	(15,032)	(177,068)
Net Cash Used in Investing Activities	(30,036)	(15,032)	(177,068)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	904	77	97,507
Proceeds from issuance of preferred stock	55,569	—	—
Proceeds from issuance of long-term debt	—	25,000	60,336
Exercise and redemption of warrants	—	6	264
Payments on partial shares for stock dividend	—	(8)	—
Preferred stock dividends paid	(2,314)	—	—
Purchase of treasury stock	—	—	(7,754)
Net Cash Provided by Financing Activities	54,159	25,075	150,353
Net Increase (Decrease) in Cash and Cash Equivalents	38,102	3,211	(31,425)
Cash and Cash Equivalents – Beginning	16,465	13,254	44,679
Cash and Cash Equivalents – Ending	$54,567	$16,465	$13,254

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2015 and 2014. Quarterly data may not agree to full year results.

	2015
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$67,713	$63,736	$59,683	$58,718
Interest expense	14,245	13,802	13,125	12,388
Net interest income	53,468	49,934	46,558	46,330
Provision for loan losses	6,173	2,094	9,335	2,964
Non-interest income	9,420	6,171	6,393	5,733
Non-interest expenses	31,514	30,307	25,660	27,465
Income before income taxes	25,201	23,704	17,956	21,634
Provision for income taxes	7,415	8,415	6,400	7,682
Net income	17,786	15,289	11,556	13,952
Preferred stock dividend	1,006	980	507	—
Net income available to common shareholders	$16,780	$14,309	$11,049	$13,952
Earnings per common share:
Basic	$0.62	$0.53	$0.41	$0.52
Diluted	0.58	0.50	0.39	0.49

	2014
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$57,161	$51,298	$45,092	$36,874
Interest expense	12,175	11,084	8,162	7,082
Net interest income	44,986	40,214	36,930	29,792
Provision for loan losses	2,459	5,035	2,886	4,368
Non-interest income	5,804	5,102	6,911	7,310
Non-interest expenses	27,864	24,679	25,205	21,169
Income before income taxes	20,467	15,602	15,750	11,565
Provision for income taxes	7,289	3,940	5,517	3,429
Net income available to common shareholders	$13,178	$11,662	$10,233	$8,136
Earnings per common share:
Basic	$0.49	$0.44	$0.38	$0.30
Diluted	0.47	0.42	0.37	0.29

NOTE 24 – SUBSEQUENT EVENTS
On January 22, 2016, Customers announced the pricing of its public offering of 1,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D (the "Series D Preferred Stock") at a price of $25.00 per share. Dividends on the Series D Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum. The offering closed on January 29, 2016, and was subject to customary closing conditions.

Customers received net proceeds before expenses of $24.2 million from the offering, after deducting offering costs. The net proceeds will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.

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
Management of Customers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective.
Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.
Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2015. BDO USA, LLP’s attestation report, which appears in Part II, Item 8, "Financial Statements and Supplementary Data," is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During fourth quarter 2015, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Bancorp’s internal control over financial reporting.

Item 9B.    Other Information

On February 26, 2016, Customers and Steven Issa, Customers’ Executive Vice President, New England President and Market Chief Lending Officer entered into an amendment to Mr. Issa’s employment agreement to eliminate the provision requiring Customers to  provide a tax gross-up payment to Mr. Issa in the event of a transaction involving a change in control.  All of the other provisions of the employment agreement remain in full force and effect.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2016 annual meeting in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2016 annual meeting in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement for the 2016 annual meeting in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2016 annual meeting in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2016 annual meeting in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

2.2
Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3	Asset Purchase Agreement dated as of December 15, 2015 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc.

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares relating to the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares relating to the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

4.1
Specimen stock certificate of Customers Bancorp, Inc. Voting Common Stock and Class B Non-Voting Common Stock, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

4.2
Form of Warrant issued to investors in New Century Bank’s March and February 2010 private offerings, 2009 private offering, and in partial exchange for New Century Bank’s shares of 10% Series A Non-Cumulative Perpetual Convertible Preferred Stock in June 2009, incorporated by reference to Exhibit 4.8 to the Customers Bancorp Form S-1 filed with the SEC on April 22, 2010

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

4.8	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 29, 2013

Exhibit No.	Description
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

10.5+
Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.6+
Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.7+	Amended and Restated Customers Bancorp, Inc. Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.8+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.9+
Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.10+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.11+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.12+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.13+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.14+	Change of Control Agreement, dated as of December 22, 2012, by and between Customers Bancorp, Inc. and Ken Keiser

10.15+	Employment Agreement, dated as of August 5, 2013, by and between Customers Bancorp, Inc. and Robert Wahlman

10.16+	Employment Agreement, dated as of March 1, 2014, by and between Customers Bancorp, Inc. and Steven Issa

10.17+	Amendment to Employment Agreement, dated as of February 26, 2016, by and between Customers Bancorp, Inc. and Steven Issa

10.18
Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

Exhibit No.	Description
10.19
At Market Issuance Sales Agreement dated as of December 23, 2015, by and among the Company, FBR Capital Markets & Co., MLV & Co. LLC and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 23, 2015

10.20	Termination of At Market Issuance Sales Agreement dated as of January 20, 2016

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of BDO USA, LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) Balance Sheets as of December 31, 2015 and 2014, (b) Statements of Income for the years ended December 31, 2015, 2014 and 2013, (c) Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (d) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (f) Notes to Financial Statements for the years ended December 31, 2015, 2014 and 2013.

+	Management Contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

February 26, 2016	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

February 26, 2016	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 26, 2016
Jay S. Sidhu

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2016
Robert E. Wahlman

/s/ Carla A. Leibold	Senior Vice President - Chief Accounting Officer and Controller (principal accounting officer)	February 26, 2016
Carla A. Leibold

/s/ Daniel K. Rothermel	Director
Daniel K. Rothermel		February 26, 2016

/s/ Bhanu Choudhrie	Director
Bhanu Choudhrie		February 26, 2016

/s/ John R. Miller	Director
John R. Miller		February 26, 2016

/s/ T. Lawrence Way	Director
T. Lawrence Way		February 26, 2016

/s/ Steven J. Zuckerman	Director
Steven J. Zuckerman		February 26, 2016