Form 10-Q
period 2016-03-31
Customers Bancorp, Inc.
filed 2016-05-05
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
On April 28, 2016, 27,044,750 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63

Item 4.	Controls and Procedures	66

PART II

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Mine Safety Disclosures	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

SIGNATURES		69

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$63,849	$53,550
Interest-earning deposits	198,789	211,043
Cash and cash equivalents	262,638	264,593
Investment securities available for sale, at fair value	556,165	560,253
Loans held for sale (includes $1,941,602 and $1,757,807, respectively, at fair value)	1,969,280	1,797,064
Loans receivable	5,907,315	5,453,479
Allowance for loan losses	(37,605)	(35,647)
Total loans receivable, net of allowance for loan losses	5,869,710	5,417,832
FHLB, Federal Reserve Bank, and other restricted stock	92,269	90,841
Accrued interest receivable	21,206	19,939
Bank premises and equipment, net	12,444	11,531
Bank-owned life insurance	158,339	157,211
Other real estate owned	5,106	5,057
Goodwill and other intangibles	3,648	3,651
Other assets	88,077	70,233
Total assets	$9,038,882	$8,398,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$779,568	$653,679
Interest-bearing	5,699,047	5,255,822
Total deposits	6,478,615	5,909,501
Federal funds purchased	80,000	70,000
FHLB advances	1,633,700	1,625,300
Other borrowings	86,624	86,457
Subordinated debt	108,709	108,685
Accrued interest payable and other liabilities	51,985	44,360
Total liabilities	8,439,633	7,844,303
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 3,300,000 and 2,300,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	79,677	55,569
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,567,265 and 27,432,061 shares issued as of March 31, 2016 and December 31, 2015; 27,037,005 and 26,901,801 shares outstanding as of March 31, 2016 and December 31, 2015	27,567	27,432
Additional paid in capital	364,647	362,607
Retained earnings	140,924	124,511
Accumulated other comprehensive loss, net	(5,333)	(7,984)
Treasury stock, at cost (530,260 shares as of March 31, 2016 and December 31, 2015)	(8,233)	(8,233)
Total shareholders’ equity	599,249	553,902
Total liabilities and shareholders’ equity	$9,038,882	$8,398,205
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans receivable	$54,472	$43,093
Loans held for sale	14,106	10,900
Investment securities	3,709	2,363
Other	1,111	2,362
Total interest income	73,398	58,718
Interest expense:
Deposits	10,212	7,526
Other borrowings	1,606	1,488
FHLB advances	2,268	1,689
Subordinated debt	1,685	1,685
Total interest expense	15,771	12,388
Net interest income	57,627	46,330
Provision for loan losses	1,980	2,964
Net interest income after provision for loan losses	55,647	43,366
Non-interest income:
Mortgage warehouse transactional fees	2,548	2,273
Bank-owned life insurance	1,123	1,061
Gain on sale of loans	644	1,231
Deposit fees	255	179
Mortgage loans and banking income	165	151
Gain on sale of investment securities	26	—
Other	733	838
Total non-interest income	5,494	5,733
Non-interest expense:
Salaries and employee benefits	17,332	13,952
FDIC assessments, taxes, and regulatory fees	4,030	3,278
Professional services	2,657	1,913
Technology, communication and bank operations	2,643	2,531
Occupancy	2,325	2,101
Loan workout	418	269
Other real estate owned	287	884
Advertising and promotion	256	347
Other	3,957	2,190
Total non-interest expense	33,905	27,465
Income before income tax expense	27,236	21,634
Income tax expense	9,537	7,682
Net income	17,699	13,952
Preferred stock dividends	1,286	—
Net income available to common shareholders	$16,413	$13,952
Basic earnings per common share	$0.61	$0.52
Diluted earnings per common share	$0.57	$0.49

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$17,699	$13,952
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	6,867	459
Income tax effect	(2,575)	(216)
Less: reclassification adjustment for gains on securities included in net income	(26)	—
Income tax effect	10	—
Net unrealized gains	4,276	243
Unrealized losses on cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(2,600)	(1,946)
Income tax effect	975	778
Net unrealized losses	(1,625)	(1,168)
Other comprehensive income (loss), net of tax	2,651	(925)
Comprehensive income	$20,350	$13,027
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2016
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income	—	—	—	—	—	17,699	—	—	17,699
Other comprehensive income	—	—	—	—	—	—	2,651	—	2,651
Issuance of common stock, net of offering costs of $15	—	—	7,291	7	152	—	—	—	159
Issuance of preferred stock, net of offering costs of $892	1,000,000	24,108	—	—	—	—	—	—	24,108
Preferred stock dividends	—	—	—	—	—	(1,286)	—	—	(1,286)
Share-based compensation expense	—	—	—	—	1,402	—	—	—	1,402
Exercise of warrants	—	—	12,377	12	106	—	—	—	118
Issuance of common stock under share-based compensation arrangements	—	—	115,536	116	380	—	—	—	496
Balance, March 31, 2016	3,300,000	$79,677	27,037,005	$27,567	$364,647	$140,924	$(5,333)	$(8,233)	$599,249

	Three Months Ended March 31, 2015
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2014	—	$—	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	—	—	13,952	—	—	13,952
Other comprehensive loss	—	—	—	—	—	—	(925)	—	(925)
Share-based compensation expense	—	—	—	—	1,170	—	—	—	1,170
Issuance of common stock under share-based compensation arrangements	—	—	78,510	78	531	—	—	—	609
Balance, March 31, 2015	—	$—	26,824,039	$27,356	$357,523	$82,373	$(1,047)	$(8,254)	$457,951
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$17,699	$13,952
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	1,980	2,964
Provision for depreciation and amortization	970	1,033
Share-based compensation	1,689	1,416
Deferred taxes	573	(1,540)
Net amortization of investment securities premiums and discounts	205	211
Loss (gain) on sale of investment securities	(26)	—
Gain on sale of mortgages and other loans	(810)	(1,266)
Origination of loans held for sale	(6,876,748)	(6,627,070)
Proceeds from the sale of loans held for sale	6,693,763	6,285,952
Increase in FDIC loss sharing receivable net of clawback liability	304	(134)
Amortization (accretion) of fair value discounts	(114)	32
Net loss on sales of other real estate owned	15	441
Valuation and other adjustments to other real estate owned, net of FDIC receivable	170	343
Earnings on investment in bank-owned life insurance	(1,123)	(1,061)
Increase in accrued interest receivable and other assets	(21,304)	(3,259)
Increase in accrued interest payable and other liabilities	4,254	3,574
Net Cash Used In Operating Activities	(178,503)	(324,412)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	12,902	20,739
Proceeds from sales of investment securities available for sale	2,848	—
Purchases of investment securities available for sale	(5,000)	—
Net increase in loans	(448,956)	(148,554)
Proceeds from sales of loans	6,946	141,437
Purchases of bank-owned life insurance	—	(15,000)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	(1,428)	204
Reimbursements from the FDIC on loss sharing agreements	(320)	(302)
Purchases of bank premises and equipment	(1,665)	(829)
Proceeds from sales of other real estate owned	86	1,619
Net Cash Used In Investing Activities	(434,587)	(686)
Cash Flows from Financing Activities
Net increase in deposits	569,116	360,789
Net (decrease) increase in short-term borrowed funds from the FHLB	(16,600)	(98,000)
Net increase in federal funds purchased	10,000	—
Proceeds from long-term FHLB borrowings	25,000	25,000
Net proceeds from issuance of preferred stock	24,108	—
Preferred stock dividends paid	(1,214)	—
Exercise and redemption of warrants	118	—
Proceeds from issuance of common stock	607	109
Net Cash Provided by Financing Activities	611,135	287,898
Net Decrease in Cash and Cash Equivalents	(1,955)	(37,200)
Cash and Cash Equivalents – Beginning	264,593	371,023
Cash and Cash Equivalents – Ending	$262,638	$333,823

	(continued)

Supplementary Cash Flows Information
Interest paid	$13,018	$10,550
Income taxes paid	15,789	2,762
Non-cash items:
Transfer of loans to other real estate owned	$320	$159
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS
Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (the “Bank”), collectively referred to as “Customers” herein.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); and Manhattan, New York.  The Bank has 14 full-service branches and provides commercial banking products, primarily loans and deposits. Customers Bank provides loan and other financial products to customers through its limited purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

NOTE 2 - ACQUISITION ACTIVITY
Pending Acquisition of Higher One, Inc.'s One Account Student Checking and Refund Management Disbursement Services Business
On December 15, 2015, Customers announced that it had entered into an Asset Purchase Agreement (the "Agreement") to acquire assets related to the One Account Student Checking and Refund Management Disbursement Services business ("Disbursements") of Higher One, Inc. ("Higher One"). Pursuant to the Agreement, Customers will acquire all assets of the Disbursements business, including all property and equipment, existing contractual relationships with vendors and educational institutions, and all intellectual property, will assume certain normal business related liabilities, and will commit to hire approximately 225 current Higher One employees primarily located in New Haven, Connecticut that manage the Disbursement business and serve the customers. Customers intends to retain these team members in New Haven. Customers will pay Higher One an aggregate of $42 million in cash in connection with the acquisition of the Disbursements business. Under the Agreement, Customers will pay Higher One $17 million in cash at closing and make cash payments of $10 million each on the first and second anniversaries of the closing. Customers also will pay Higher One $5 million in cash for Higher One's services under a transition services agreement. The transaction was approved by Higher One stockholders in April 2016 with the transaction closing anticipated to occur, subject to the successful conclusion of all transition activities, in the second quarter of 2016 but no later than July 1, 2016.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2015 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2015 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements of Customers Bancorp and subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Goodwill; Investments in FHLB, Federal

Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable and Clawback Liability; Bank-Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Derivative Instruments and Hedging; Comprehensive Income; Earnings per Share and Segment Information. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09—Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The Board issued this ASU as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In addition, the amendments in this ASU eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-07—Investments—Equity Method and Joint Ventures. To simplify the accounting for equity method investments, the amendments in the ASU eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-06—Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Namely, this decision sequence requires that an entity consider whether:

1.	the payoff is adjusted based on changes in an index;

2.	the payoff is indexed to an underlying other than interest rates or credit risk;

3.	the debt involves a substantial premium or discount; and

4.	the call (put) option is contingently exercisable.
The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-05—Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements.
The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-04—Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities.
The amendments in this ASU provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In November 2015, the FASB issued ASU 2015-17, Income Taxes. The amendments in this ASU, which will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS), require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU.

For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the guidance in this ASU eliminates the requirement to retrospectively account for those adjustments and requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in this ASU was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustment to provisional amounts that occur after the effective date of this ASU. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In April 2015 and August 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The guidance in these ASUs is intended to simplify presentation of debt issuance costs, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and is applicable on a retrospective basis. The guidance in these ASUs was effective for interim and annual periods beginning after December 15, 2015. The adoption of these ASUs on January 1, 2016 resulted in a reclassification adjustment, which reduced "Other borrowings" by $1.8 million and "Subordinated debt" by $1.3 million with corresponding decrease in "Other assets" of $3.1 million as of December 31, 2015.
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
The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The guidance in this ASU was issued as part of the FASB's initiative to reduce complexity in accounting standards and eliminates from GAAP the concept of extraordinary items. The guidance in this ASU was effective in the first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging : Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU was effective in first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-13, Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance in this ASU applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance in this ASU was effective in first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU was effective in first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Customers does not expect this ASU to have a significant impact on its financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-08—Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). While the ASU does not change the core provisions of Topic 606, it clarifies the implementation guidance on principal versus agent considerations. Namely, the ASU clarifies and offers guidance to help determine when the reporting entity is providing goods or services to a customer itself (i.e. the entity is a principal), or merely arranging for that good or service to be provided by the other party (i.e. the reporting entity is an agent). If the entity is a principal, it recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When the reporting entity is an agent, it recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party.
An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist in determining whether the Control criteria are met. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In March 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which will be effective for fiscal years beginning after December 31, 2016 for public entities. The effective date and transition requirements for the amendments in this Update are the same as those in Update 2014-09. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Other comprehensive income (loss) before reclassifications	4,255	37	4,292	(1,625)	2,667
Amounts reclassified from accumulated other comprehensive loss to net income (2)	(16)	—	(16)	—	(16)
Net current-period other comprehensive income (loss)	4,239	37	4,276	(1,625)	2,651
Balance - March 31, 2016	$(363)	$(547)	$(910)	$(4,423)	$(5,333)

	Three Months Ended March 31, 2015
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses) (2)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2014	$1,156	$(14)	$1,142	$(1,264)	$(122)
Other comprehensive income (loss) before reclassifications	121	122	243	(1,168)	(925)
Amounts reclassified from accumulated other comprehensive loss to net income (2)	—	—	—	—	—
Net current-period other comprehensive income (loss)	121	122	243	(1,168)	(925)
Balance - March 31, 2015	$1,277	$108	$1,385	$(2,432)	$(1,047)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Reclassification amounts are reported as "Gain on sale of investment securities" on the Consolidated Statements of Income.

NOTE 5 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculation for the periods presented.

	Three Months Ended March 31,
	2016	2015
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$16,413	$13,952
Weighted-average number of common shares outstanding - basic	26,945,062	26,777,389
Share-based compensation plans	1,530,409	1,276,340
Warrants	307,630	284,074
Weighted-average number of common shares - diluted	28,783,101	28,337,803
Basic earnings per common share	$0.61	$0.52
Diluted earnings per common share	$0.57	$0.49
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2016	2015
Anti-dilutive securities:
Share-based compensation awards	606,995	18,683
Warrants	52,242	52,242
Total anti-dilutive securities	659,237	70,925
NOTE 6 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of March 31, 2016 and December 31, 2015 are summarized in the tables below:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$285,259	$2,359	$(1,329)	$286,289
Agency-guaranteed commercial real estate mortgage-backed securities	204,921	2,485	(9)	207,397
Corporate notes (1)	44,927	303	(209)	45,021
Equity securities (2)	22,514	—	(5,056)	17,458
	$557,621	$5,147	$(6,603)	$556,165

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists primarily of equity securities issued by a foreign entity.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$299,392	$1,453	$(2,741)	$298,104
Agency-guaranteed commercial real estate mortgage-backed securities	206,719	—	(3,849)	202,870
Corporate notes (1)	39,925	320	(178)	40,067
Equity securities (2)	22,514	—	(3,302)	19,212
	$568,550	$1,773	$(10,070)	$560,253

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists primarily of equity securities issued by a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$2,848	$—
Gross gains	$26	—
Gross losses	—	—
Net gains	$26	$—
These gains were determined using the specific identification method and were reported as gains on sale of investment securities included in non-interest income.
The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2016
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	37,927	37,911
Due after ten years	7,000	7,110
Agency-guaranteed residential mortgage-backed securities	285,259	286,289
Agency-guaranteed commercial real estate mortgage-backed securities	204,921	207,397
Total debt securities	$535,107	$538,707

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$13,858	$(23)	$56,604	$(1,306)	$70,462	$(1,329)
Agency-guaranteed commercial real estate mortgage-backed securities	20,954	(9)	—	—	20,954	(9)
Corporate notes (1)	18,718	(209)	—	—	18,718	(209)
Equity securities (2)	17,452	(5,055)	6	(1)	17,458	(5,056)
Total	$70,982	$(5,296)	$56,610	$(1,307)	$127,592	$(6,603)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$102,832	$(535)	$57,357	$(2,206)	160,189	$(2,741)
Agency-guaranteed commercial real estate mortgage-backed securities	202,870	(3,849)	—	—	202,870	(3,849)
Corporate notes (1)	9,748	(178)	—	—	9,748	(178)
Equity securities (2)	19,206	(3,301)	6	(1)	19,212	(3,302)
Total	$334,656	$(7,863)	$57,363	$(2,207)	$392,019	$(10,070)

(1)	Includes subordinated debt issued by other bank holding companies.
(2)     Consists primarily of equity securities in a foreign entity.
At March 31, 2016, there were eight available-for-sale investment securities in the less-than-twelve-month category and thirteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price and adverse changes in foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and estimated the value could reasonably recover by way of increases in market price or positive changes in foreign currency exchange rates. Customers intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers concluded that the securities are not other-than-temporarily impaired as of March 31, 2016.
At March 31, 2016 and December 31, 2015, Customers Bank had pledged investment securities aggregating $286.3 million and $299.8 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,940,558	$1,754,950
Multi-family loans at lower of cost or fair value	27,678	39,257
Commercial loans held for sale	1,968,236	1,794,207
Consumer loans:
Residential mortgage loans at fair value	1,044	2,857
Loans held for sale	$1,969,280	$1,797,064

Effective September 30, 2015, Customers Bank transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
(amounts in thousands)
Commercial:
Multi-family	$3,210,177	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,160,389	1,111,400
Commercial real estate non-owner occupied	1,052,162	956,255
Construction	103,061	87,240
Total commercial loans	5,525,789	5,064,334
Consumer:
Residential real estate	267,031	271,613
Manufactured housing	110,830	113,490
Other	3,474	3,708
Total consumer loans	381,335	388,811
Total loans receivable	5,907,124	5,453,145
Deferred costs and unamortized premiums, net	191	334
Allowance for loan losses	(37,605)	(35,647)
Loans receivable, net of allowance for loan losses	$5,869,710	$5,417,832

The following tables summarize loans receivable by loan type and performance status as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,206,569	$3,608	$3,210,177
Commercial and industrial	4	—	4	6,035	841,166	1,470	848,675
Commercial real estate - owner occupied	—	—	—	2,689	296,285	12,740	311,714
Commercial real estate - non-owner occupied	—	—	—	2,610	1,037,684	11,868	1,052,162
Construction	—	—	—	—	102,827	234	103,061
Residential real estate	3,487	—	3,487	2,325	253,006	8,213	267,031
Manufactured housing (5)	3,296	2,292	5,588	2,356	99,572	3,314	110,830
Other consumer	20	—	20	99	3,127	228	3,474
Total	$6,807	$2,292	$9,099	$16,114	$5,840,236	$41,675	$5,907,124
	December 31, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,905,789	$3,650	$2,909,439
Commercial and industrial	39	—	39	1,973	799,595	1,552	803,159
Commercial real estate - owner occupied	268	—	268	2,700	292,312	12,961	308,241
Commercial real estate - non-owner occupied	1,997	—	1,997	1,307	940,895	12,056	956,255
Construction	—	—	—	—	87,006	234	87,240
Residential real estate	2,986	—	2,986	2,202	257,984	8,441	271,613
Manufactured housing (5)	3,752	2,805	6,557	2,449	101,132	3,352	113,490
Other consumer	107	—	107	140	3,227	234	3,708
Total	$9,149	$2,805	$11,954	$10,771	$5,387,940	$42,480	$5,453,145

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of March 31, 2016 and December 31, 2015, the Bank had $1.2 million and $1.2 million, respectively, of residential real estate held in other real estate owned. As of March 31, 2016 and December 31, 2015, the Bank had initiated foreclosure proceedings on $0.9 million and $0.6 million, respectively, on loans secured by residential real estate.

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
The changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015 and the loans and allowance for loan losses by loan class based on impairment evaluation method as of March 31, 2016 and December 31, 2015 are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

Three Months Ended March 31, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	—	—	—	—	—	—	(42)	(42)
Recoveries	—	56	—	8	433	—	—	—	497
Provision for loan losses	119	1,039	62	120	(243)	378	(26)	54	1,503
Ending Balance, March 31, 2016	$12,135	$9,959	$1,410	$8,548	$1,264	$3,676	$468	$145	$37,605
As of March 31, 2016
Loans:
Individually evaluated for impairment	$393	$27,286	$9,936	$4,624	$—	$4,843	$8,898	$98	$56,078
Collectively evaluated for impairment	3,206,176	819,919	289,038	1,035,670	102,827	253,975	98,618	3,148	5,809,371
Loans acquired with credit deterioration	3,608	1,470	12,740	11,868	234	8,213	3,314	228	41,675
	$3,210,177	$848,675	$311,714	$1,052,162	$103,061	$267,031	$110,830	$3,474	$5,907,124
Allowance for loan losses:
Individually evaluated for impairment	$209	$2,834	$1	$135	$—	$445	$—	$46	$3,670
Collectively evaluated for impairment	11,926	6,906	1,409	4,229	1,264	2,193	97	43	28,067
Loans acquired with credit deterioration	—	219	—	4,184	—	1,038	371	56	5,868
	$12,135	$9,959	$1,410	$8,548	$1,264	$3,676	$468	$145	$37,605

Three Months Ended March 31, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(21)	—	(318)	(769)	—	—	(36)	(1,144)
Recoveries	—	22	14	9	15	—	—	83	143
Provision for loan losses	(297)	1,962	233	849	559	297	84	(52)	3,635
Ending Balance, March 31, 2015	$8,196	$6,747	$4,583	$9,738	$852	$2,995	$346	$109	$33,566
As of December 31, 2015
Loans:
Individually evaluated for impairment	$661	$17,621	$8,329	$4,831	$—	$4,726	$8,300	$140	$44,608
Collectively evaluated for impairment	2,905,128	783,986	286,951	939,368	87,006	258,446	101,838	3,334	5,366,057
Loans acquired with credit deterioration	3,650	1,552	12,961	12,056	234	8,441	3,352	234	42,480
	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,990	$1	$148	$—	$84	$—	$50	$2,273
Collectively evaluated for impairment	12,016	6,650	1,347	3,858	1,074	2,141	98	28	27,212
Loans acquired with credit deterioration	—	224	—	4,414	—	1,073	396	55	6,162
	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Certain manufactured housing loans were purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At March 31, 2016 and December 31, 2015, funds available for reimbursement, if necessary, were $1.4 million and $1.2 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Loans Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of March 31, 2016 and December 31, 2015 and the average recorded investment and interest income recognized for the three months ended March 31, 2016 and 2015. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	March 31, 2016			Three Months Ended March 31, 2016
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$331	$—
Commercial and industrial	18,950	19,921	—	15,503	187
Commercial real estate owner occupied	9,924	9,924	—	9,121	94
Commercial real estate non-owner occupied	4,083	4,083	—	4,180	23
Construction	—	—	—	—	—
Other consumer	45	45	—	47	—
Residential real estate	4,154	4,154	—	4,243	24
Manufactured housing	8,898	8,898	—	8,599	109
With an allowance recorded:
Multi-family	393	393	209	197	5
Commercial and industrial	8,336	8,685	2,834	6,951	71
Commercial real estate owner occupied	12	12	1	12	—
Commercial real estate non-owner occupied	541	541	135	548	2
Construction	—	—	—	—	—
Other consumer	53	53	46	73	—
Residential real estate	689	689	445	542	—
Total	$56,078	$57,398	$3,670	$50,347	$515

	December 31, 2015			Three Months Ended March 31, 2015
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$661	$661	$—	$—	$—
Commercial and industrial	12,056	13,028	—	10,374	164
Commercial real estate owner occupied	8,317	8,317	—	8,668	110
Commercial real estate non-owner occupied	4,276	4,276	—	6,587	83
Construction	—	—	—	2,325	—
Other consumer	48	48	—	21	—
Residential real estate	4,331	4,331	—	3,781	21
Manufactured housing	8,300	8,300	—	2,653	23
With an allowance recorded:
Commercial and industrial	5,565	5,914	1,990	4,156	5
Commercial real estate - owner occupied	12	12	1	800	—
Commercial real estate non-owner occupied	555	555	148	610	—
Construction	—	—	—	—	—
Other consumer	92	92	50	84	1
Residential real estate	395	395	84	364	—
Total	$44,608	$45,929	$2,273	$40,423	$407
Troubled Debt Restructurings
At March 31, 2016 and December 31, 2015, there were $14.0 million and $11.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2016 and 2015. There were no modifications that involved forgiveness of debt.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	3	$1,995	—	$—
Interest-rate reductions	23	864	3	405
Total	26	$2,859	3	$405

The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	1	$76	—	$—
Commercial real estate non-owner occupied	1	1,844	—	—
Manufactured housing	23	864	2	207
Residential real estate	1	75	1	198
Total loans	26	$2,859	3	$405
At March 31, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
As of March 31, 2016, thirty-six manufactured housing loans totaling $1.9 million, two commercial and industrial loans totaling $0.5 million, and one commercial real estate non-owner occupied loan totaling $0.2 million modified as TDRs within the past twelve months, defaulted on payments. As of March 31, 2015, six manufactured housing loans totaling $0.5 million were modified as TDRs within the last twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There were three specific allowances as a result of TDR modifications during the three months ended March 31, 2016, totaling $0.2 million for two commercial and industrial loans, and $0.1 million for one commercial real estate non-owner-occupied loan. There were zero specific allowances resulting from TDR modifications during the three months ended March 31, 2015.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
(amounts in thousands)
Accretable yield balance, ending balance prior year	$12,947	$17,606
Accretion to interest income	(470)	(660)
Reclassification from nonaccretable difference and disposals, net	145	(1,522)
Accretable yield balance, end of period	$12,622	$15,424

Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
Losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans are subject to evaluation. Decreases in the present value of expected cash flows on the covered loans are recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset is increased reflecting an estimated future collection from the FDIC, which is recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increase such that a previously recorded impairment can be reversed, the Bank records a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows from the FDIC loss sharing receivable, when there are no previously recorded impairments, are considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements are recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense).
The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing arrangements approaches expiration and the estimated losses in the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing arrangements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing arrangements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing arrangements occurs in third quarter 2020. As of March 31, 2016 and December 31, 2015, loans covered under loss sharing arrangements with the FDIC were $13.2 million and $13.8 million, respectively.

As part of the FDIC loss sharing arrangements, Customers also assumed a liability to be paid within 45 days days subsequent to the maturity or termination of the loss sharing arrangements that is contingent upon actual losses incurred over the life of the arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions ("the Clawback Liability”). Due to cash received on the covered assets in excess of the original expectations of the FDIC, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing arrangements. As of March 31, 2016, a clawback liability of $2.4 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease.

As of March 31, 2016, the Bank expected to pay $0.1 million to the FDIC resulting from a recovery of previously reimbursed loss amounts, net of estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.4 million. The net amount of $2.5 million is presented as the "Accrued interest payable and other liabilities" in the accompanying consolidated balance sheet.
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effect of the estimated clawback liability for the three months ended March 31, 2016 and 2015.

	Allowance for Loan Losses
	Three Months Ended March 31,
(amounts in thousands)	2016	2015
Ending balance, prior year	$35,647	$30,932
Provision for loan losses (1)	1,503	3,635
Charge-offs	(42)	(1,144)
Recoveries	497	143
Ending balance	$37,605	$33,566

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended March 31,
(amounts in thousands)	2016	2015
Ending balance, prior year	$(2,083)	$2,320
Increased (decreased) estimated cash flows (2)	(477)	671
Other activity, net (a)	(304)	134
Cash payments to the FDIC	320	302
Ending balance	$(2,544)	$3,427

(1) Provision for loan losses	$1,503	$3,635
(2) Effect attributable to FDIC loss share arrangements	477	(671)
Net amount reported as provision for loan losses	$1,980	$2,964

(a) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements.

Credit Quality Indicators
Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, construction, and residential real estate loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed,” basis. Manufactured housing and other consumer loans are evaluated based on the payment activity of the loan and individual loans are not assigned an internal risk rating unless delinquent.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, construction and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans.

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
“3” – Pass/Strong
Loans rated 3 are those loans for which the borrowers have above average financial condition and flexibility; more than satisfactory debt service coverage; balance sheet and operating ratios are consistent with or better than industry peers; have little industry risk; move in diversified markets; and are experienced and competent in their industry. These borrowers’ access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.
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
Risk ratings are not established for certain consumer loans, including home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing.

The following tables present the credit ratings of the loans receivable portfolio as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,208,368	$820,836	$299,042	$1,047,331	$103,061	$263,517	$—	$—	$5,742,155
Special Mention	393	19,911	8,059	2,053	—	280	—	—	30,696
Substandard	1,416	7,928	4,613	2,778	—	3,234	—	—	19,969
Performing (1)	—	—	—	—	—	—	102,886	3,355	106,241
Non-performing (2)	—	—	—	—	—	—	7,944	119	8,063
Total	$3,210,177	$848,675	$311,714	$1,052,162	$103,061	$267,031	$110,830	$3,474	$5,907,124

	December 31, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,907,362	$784,892	$295,762	$950,886	$87,240	$268,210	$—	$—	$5,294,352
Special Mention	661	14,052	7,840	1,671	—	282	—	—	24,506
Substandard	1,416	4,215	4,639	3,698	—	3,121	—	—	17,089
Performing (1)	—	—	—	—	—	—	104,484	3,461	107,945
Non-performing (2)	—	—	—	—	—	—	9,006	247	9,253
Total	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

NOTE 9 - SHAREHOLDERS’ EQUITY

On January 29, 2016, Customers Bancorp issued 1,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D (the "Series D Preferred Stock") at a price of $25.00 per share in a public offering. Dividends on the Series D Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum.

Customers received net proceeds after expenses of $24.1 million from the offering, after deducting offering costs. The net proceeds will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, (the "Series C Preferred Stock") par value $1.00 per share, with a liquidation preference of $25.00 per share. Customers Bancorp will pay dividends on the Series C Preferred Stock only when, as, and if declared by the board of directors or a duly authorized committee of the board and to the extent that it has lawfully available funds to pay dividends. Dividends on the Series C Preferred Stock will accrue and be payable quarterly in arrears, on the 15th day of March, June, September, and December of each year, commencing on September 15, 2015, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum.

Dividends on the Series C and Series D Preferred Stock will not be cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C and Series D Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C and Series D Preferred Stock for any future dividend period.

The Series C and Series D Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C and Series D Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020 for Series C Preferred Stock and May 15, 2021 for Series D Preferred Stock or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C and Series D Preferred Stock are subject to prior approval of the Board of Governors of the Federal Reserve System. The Series C and Series D Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series C and Series D Preferred Stock do not have any voting rights.

On March 15, 2016, Customers paid a quarterly cash dividend on its Series C Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock of $0.4375 per share to shareholders of record on February 29, 2016.

On March 15, 2016, Customers also paid a quarterly cash dividend on its Series D Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock of $0.2076 per share to shareholders of record on February 29, 2016.

NOTE 10 — SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2016.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(amounts in thousands, except Weighted-average exercise price)
Outstanding at December 31, 2015	3,731,761	$14.33
Granted	10,000	26.55
Exercised	(31,169)	10.76		394
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2016	3,710,592	$14.40	6.55	$34,290
Exercisable at March 31, 2016	905,561	$9.57	4.30	$12,731

Cash received from the exercise of options during the three months ended March 31, 2016 was $0.3 million with a related tax benefit of $0.1 million.
Restricted Stock Units
There were 149,706 restricted stock units granted during the three months ended March 31, 2016. Of the aggregate restricted stock units granted, 86,654 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting with one third of the amount vesting annually or a three-year cliff vesting. The following table summarizes restricted stock unit activity for the three months ended March 31, 2016.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at December 31, 2015	873,264	$14.24
Granted	149,706	22.96
Vested	(97,298)	14.78
Forfeited	(198)	17.65
Outstanding and unvested at March 31, 2016	925,474	$15.59
Total share-based compensation expense for the three months ended March 31, 2016 and 2015 was $1.4 million and $1.2 million, respectively.
Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. During the three months ended March 31, 2016, Customers Bancorp issued 11,068 shares of voting common stock with a fair value of $0.3 million to directors as compensation for their services during the first three months of 2016. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

NOTE 11 — REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At March 31, 2016 and December 31, 2015, the Bank and Bancorp met all capital adequacy requirements to which they were subject.
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

To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, Tier 1 risk based, total risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$518,117	7.201%	$368,754	5.125%	N/A	N/A
Customers Bank	$631,569	8.806%	$367,589	5.125%	$466,210	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$597,794	8.308%	$476,681	6.625%	N/A	N/A
Customers Bank	$631,569	8.806%	$475,176	6.625%	$573,797	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$740,646	10.294%	$620,585	8.625%	N/A	N/A
Customers Bank	$777,883	10.845%	$618,625	8.625%	$717,246	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$597,794	7.151%	$334,366	4.000%	N/A	N/A
Customers Bank	$631,569	7.575%	$333,494	4.000%	$416,868	5.000%
As of December 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

The risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

Effective January 1, 2016, the new minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and the Bank were as follows:
(i) a common equity Tier 1 capital ratio of 5.125%;
(ii) a Tier 1 Risk based capital ratio of 6.625%; and
(iii) a Total Risk based capital ratio of 8.625%.

Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. FASB Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under the FASB ASC Topic 820, Fair Value Measurements and Disclosures, as explained below.
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2016 and December 31, 2015:
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
The carrying amount of investments in FHLB, Federal Reserve Bank, and other restricted stock approximates fair value, and considers the limited marketability of such securities. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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
Other real estate owned:
The fair value of other real estate owned ("OREO") is determined by using appraisals, which may be discounted based on management’s review and changes in market conditions or sales agreements with third parties. All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice. Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

Borrowings:
Borrowings consist of long-term and short-term FHLB advances, 5-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is included as a Level 1 fair value measurement. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial adviser using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on The New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.
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
Derivative assets and liabilities are included in Other assets and Other liabilities on the balance sheet.
Off-balance-sheet financial instruments:

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.
The following information should not be interpreted as an estimate of Customers' fair value in its entirety because fair value calculations are only provided for a limited portion of Customers' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between Customer’s disclosures and those of other companies may not be meaningful.

The estimated fair values of Customers' financial instruments at March 31, 2016 and December 31, 2015 were as follows:

			Fair Value Measurements at March 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$262,638	$262,638	$262,638	$—	$—
Investment securities, available for sale	556,165	556,165	17,458	538,707	—
Loans held for sale	1,969,280	1,969,558	—	1,941,602	27,956
Loans receivable, net of allowance for loan losses	5,869,710	5,825,695	—	—	5,825,695
FHLB, Federal Reserve Bank and other restricted stock	92,269	92,269	—	92,269	—
Derivatives	15,324	15,324	—	15,251	73
Liabilities:
Deposits	$6,478,615	$6,486,780	$4,108,287	$2,378,493	$—
Federal funds purchased	80,000	80,000	80,000	—	—
FHLB advances	1,633,700	1,635,165	1,323,700	311,465	—
Other borrowings	86,624	84,784	59,784	25,000	—
Subordinated debt	108,709	110,000	—	110,000	—
Derivatives	22,957	22,957	—	22,957	—

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$264,593	$264,593	$264,593	$—	$—
Investment securities, available for sale	560,253	560,253	19,212	541,041	—
Loans held for sale	1,797,064	1,797,458	—	1,757,807	39,651
Loans receivable, net of allowance for loan losses	5,417,832	5,353,903	—	—	5,353,903
FHLB, Federal Reserve Bank and other restricted stock	90,841	90,841	—	90,841	—
Derivatives	9,295	9,295	—	9,250	45
Liabilities:
Deposits	$5,909,501	$5,911,754	$3,561,905	$2,349,849	$—
Federal funds purchased	70,000	70,000	70,000	—	—
FHLB advances	1,625,300	1,625,468	1,365,300	260,168	—
Other borrowings	86,457	93,804	68,867	24,937	—
Subordinated debt	108,685	110,825	—	110,825	—
Derivatives	13,932	13,932	—	13,932	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$286,289	$—	$286,289
Agency guaranteed commercial real estate mortgage-backed securities	—	207,397	—	207,397
Corporate notes	—	45,021	—	45,021
Equity securities	17,458	—	—	17,458
Derivatives	—	15,251	73	15,324
Loans held for sale – fair value option	—	1,941,602	—	1,941,602
Total assets - recurring fair value measurements	$17,458	$2,495,560	$73	$2,513,091
Liabilities
Derivatives	$—	$22,957	$—	$22,957
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $3,670	$—	$—	$6,354	$6,354
Other real estate owned	—	—	688	688
Total assets - nonrecurring fair value measurements	$—	$—	$7,042	$7,042

	December 31, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$298,104	$—	$298,104
Agency-guaranteed commercial real estate mortgage-backed securities	—	202,870	—	202,870
Corporate notes	—	40,067	—	40,067
Equity securities	19,212	—	—	19,212
Derivatives	—	9,250	45	$9,295
Loans held for sale – fair value option	—	1,757,807	—	1,757,807
Total assets - recurring fair value measurements	$19,212	$2,308,098	$45	$2,327,355
Liabilities
Derivatives	—	$13,932	—	$13,932
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,273	$—	$—	$4,346	$4,346
Other real estate owned	—	—	358	358
Total assets - nonrecurring fair value measurements	$—	$—	$4,704	$4,704

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015 are summarized as follows.

	Three Months Ended March 31,
	2016	2015
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at December 31	$45	$43
Issuances	73	87
Settlements	(45)	(43)
Balance at March 31	$73	$87

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three months ended March 31, 2016 and 2015.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2016 and December 31, 2015 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$6,354	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	688	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	73	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$4,346	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	358	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	94%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell.

(3)	Presented as a percentage of the value determined by appraisal.

NOTE 13 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Customers' derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers' known or expected cash receipts and its known or expected cash payments principally related to certain borrowings. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers' interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three months ended March 31, 2016 and 2015, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $2.6 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At March 31, 2016 and December 31, 2015, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At March 31, 2016, Customers had 62 interest rate swaps with an aggregate notional amount of $457.2 million related to this program. At December 31, 2015, Customers had 62 interest rate swaps with an aggregate notional amount of $461.0 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2016 and December 31, 2015, Customers had an outstanding notional balance of residential mortgage loan commitments of $4.5 million and $2.8 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2016 and December 31, 2015, Customers had an outstanding notional balances of credit derivatives of $36.3 million and $19.3 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers' derivative financial instruments as well as their classification on the balance sheet as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$7,077
Total		$—		$7,077
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$15,006	Other liabilities	$15,846
Credit contracts	Other assets	245	Other liabilities	34
Residential mortgage loan commitments	Other assets	73	Other liabilities	—
Total		$15,324		$15,880

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$4,477
Total		$—		$4,477
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,088	Other liabilities	$9,455
Credit contracts	Other assets	162	Other liabilities	—
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$9,295		$9,455

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(472)
Credit contracts	Other non-interest income	249
Residential mortgage loan commitments	Mortgage loan and banking income	28
Total		$(195)

	Three Months Ended March 31, 2015
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$121
Credit contracts	Other non-interest income	30
Residential mortgage loan commitments	Mortgage loan and banking income	44
Total		$195

	Three Months Ended March 31, 2016
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,625)	Interest expense	$—

	Three Months Ended March 31, 2015
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,168)	Interest expense	$—

(1)	Amounts presented are net of taxes

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of March 31, 2016, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $23.3 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at March 31, 2016 had posted $22.8 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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
Offsetting of Financial Assets and Derivative Assets
At March 31, 2016

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At March 31, 2016

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$22,923	$—	$22,923	$—	$22,832	$91
Offsetting of Financial Assets and Derivative Assets
At December 31, 2015

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2015

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$13,932	$—	$13,932	$—	$13,932	$—
NOTE 14 – SUBSEQUENT EVENTS

On April 28, 2016, Customers completed its public offering of 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (the "Series E Preferred Stock") at a price of $25.00 per share. Dividends on the Series E Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.45% from the original issue date to, but excluding, June 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.14% per annum.

Customers received net proceeds of $55.7 million from the offering. The proceeds will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto as well as other written or oral communications made from time to time by Customers may contain certain forward-looking information within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “plan,” “intend,” “anticipates,” “strategies” or the negative thereof or comparable terminology, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions and estimates regarding future events and circumstances and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” in this Form 10-Q and other filings we make with the SEC that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. This information is based on various assumptions that may not prove to be correct. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of Customers. Although the expectations reflected in the forward-looking statements are currently believed to be reasonable, future results, levels of activity, performance or achievements cannot be guaranteed. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this report and attachments hereto. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents referred to, the dates of those documents. Customers undertakes no obligation to release publicly or otherwise provide any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2016. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2015 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended March 31, 2016.
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
First Quarter Events of Note
Customers Bancorp continued its strong financial performance through first quarter 2016, with earnings of $16.4 million or $0.57 per fully diluted share. Total assets reached $9.0 billion at March 31, 2016, an increase of $0.6 billion from December 31, 2015. Customers achieved significant organic loan and deposit growth as loans balances increased $0.6 billion to $7.8 billion and deposits increased $0.6 billion to $6.5 billion at March 31, 2016. Asset quality remained exceptional with non-performing loans only 0.20% of total loans at March 31, 2016, reflecting Customers' conservative lending practices and continued focus on positive operating leverage and risk management. Capital levels continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for the Bancorp and the Bank at March 31, 2016. Customers issued $25.0 million of non-cumulative perpetual preferred stock in a public offering during first quarter 2016, which qualifies as Tier 1 capital under regulatory capital guidelines. The return on average common equity was 12.85% for first quarter 2016, and the return on average assets was 0.85%. The BankMobile division continued to show strong growth in first quarter 2016 and Customers is anticipating the combination of the Higher One Disbursement business with BankMobile during second quarter 2016 but no later than July 1, 2016.
Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net income available to common shareholders increased $2.5 million, or 17.6%, to $16.4 million for the three months ended March 31, 2016, compared to $14.0 million for the three months ended March 31, 2015. The increased net income resulted from an increase in net interest income of $11.3 million, largely reflecting the loan portfolio growth of the past year, and a reduction in provision expense of $1.0 million, offset in part by a decrease in non-interest income of $0.2 million, an increase in non-interest expense of $6.4 million, an increase in income tax expense of $1.9 million, and the recognition of preferred stock dividends of $1.3 million.
Net interest income increased $11.3 million, or 24.4%, for the three months ended March 31, 2016 to $57.6 million, compared to $46.3 million for the three months ended March 31, 2015. This increase resulted principally from higher average loan and security balances of $1.7 billion offset in part by a 2 basis point decrease in net interest margin to 2.88% in first quarter 2016.
The provision for loan losses decreased $1.0 million to $2.0 million for the three months ended March 31, 2016, compared to $3.0 million for the same period in 2015. The first quarter 2016 provision for loan losses includes a $0.8 million provision for loan growth net of qualitative considerations and impairment measured on specific loans of $1.4 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans of $0.3 million.
Non-interest income decreased $0.2 million during the three months ended March 31, 2016 to $5.5 million, compared to $5.7 million for the three months ended March 31, 2015. This decrease resulted primarily from higher gains on sales of loans realized in first quarter 2015 as there were no sales of multi-family loans in first quarter 2016.
Non-interest expense increased $6.4 million during the three months ended March 31, 2016 to $33.9 million, compared to $27.5 million during the three months ended March 31, 2015, primarily attributable to increases in salary and benefits, regulatory assessments and fees, professional services, technology, and occupancy expenses largely resulting from the increases in resources and services necessary to support a larger $9.0 billion bank.
Income tax expense increased $1.9 million in the three months ended March 31, 2016 to $9.5 million, compared to $7.7 million in the same period of 2015. The increase in income tax expense was driven primarily from increased taxable income of $5.6 million in first quarter 2016 compared to first quarter 2015.
Preferred stock dividends increased $1.3 million in first quarter 2016 due to the accrual of dividends on Customers' Series C preferred stock issued in second quarter 2015 and its Series D preferred stock issued in first quarter 2016.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest-earning deposits	$184,368	$246	0.53%	$283,613	$179	0.25%
Investment securities (A)	562,459	3,709	2.64	406,600	2,363	2.32
Loans held for sale	1,563,399	14,106	3.63	1,367,301	10,900	3.23
Loans receivable (B)	5,679,383	54,472	3.86	4,361,664	43,093	4.00
Other interest-earning assets	80,135	865	4.34	75,068	2,183	11.80
Total interest-earning assets	8,069,744	73,398	3.66%	6,494,246	58,718	3.66%
Non-interest-earning assets	294,489			281,321
Total assets	$8,364,233			$6,775,567
Liabilities
Interest checking accounts	$128,605	195	0.61%	$93,880	154	0.67%
Money market deposit accounts	2,949,913	4,093	0.56	2,196,850	3,021	0.56
Other savings accounts	41,164	22	0.21	35,138	38	0.44
Certificates of deposit	2,356,464	5,902	1.01	1,795,394	4,313	0.97
Total interest-bearing deposits	5,476,146	10,212	0.75	4,121,262	7,526	0.74
Borrowings	1,480,828	5,559	1.51	1,467,535	4,862	1.33
Total interest-bearing liabilities	6,956,974	15,771	0.91	5,588,797	12,388	0.90
Non-interest-bearing deposits	777,573			708,901
Total deposits and borrowings	7,734,547		0.82	6,297,698		0.80
Other non-interest-bearing liabilities	43,677			24,542
Total liabilities	7,778,224			6,322,240
Shareholders’ Equity	586,009			453,327
Total liabilities and shareholders’ equity	$8,364,233			$6,775,567
Net interest earnings		57,627			46,330
Tax-equivalent adjustment (C)		104			125
Net interest earnings		$57,731			$46,455
Interest spread			2.84%			2.87%
Net interest margin			2.87%			2.89%
Net interest margin tax equivalent (C)			2.88%			2.90%

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest-earning deposits	$147	$(80)	$67
Investment securities	350	996	1,346
Loans held for sale	1,478	1,728	3,206
Loans receivable	(1,613)	12,992	11,379
Other interest-earning assets	(1,459)	141	(1,318)
Total interest income	(1,097)	15,777	14,680
Interest expense:
Interest checking accounts	(14)	55	41
Money market deposit accounts	2	1,070	1,072
Savings accounts	(22)	6	(16)
Certificates of deposit	157	1,432	1,589
Total interest-bearing deposits	123	2,563	2,686
Borrowings	651	46	697
Total interest expense	774	2,609	3,383
Net interest income	$(1,871)	$13,168	$11,297
Net interest income for the three months ended March 31, 2016 was $57.6 million, an increase of $11.3 million, or 24.4%, from net interest income for first quarter 2015, as average loan and security balances increased $1.7 billion, offset in part by a 2 basis point decrease in net interest margin to 2.88%.

•	Multi-family average loan balances increased $855 million, commercial loan average balances increased $428 million and mortgage banking average balances increased $275 million.

•
Net interest margin declined 2 basis points as the increased yields on the mortgage warehouse portfolio were offset by lower yields on the commercial loan portfolio and higher rates on short term borrowings used to fund the mortgage warehouse portfolio.

The increases in loan volume were the result of focused efforts by Customers' lending teams to execute an organic growth strategy.
Interest expense on total interest-bearing deposits increased $2.7 million in first quarter 2016 compared to first quarter 2015. This increase resulted from increased deposit volume as average interest-bearing deposits increased $1.4 billion for the three months ended March 31, 2016 compared to average interest-bearing deposits for the three months ended March 31, 2015, and the average rate on interest-bearing deposits increased 1 basis point for the first quarter 2016 compared to first quarter 2015.
Interest expense on borrowings increased $0.7 million, primarily driven by a higher cost of funds due to higher rates on short term borrowings compared to the prior year period. Average borrowings for the three months ended March 31, 2016 increased by $13.3 million when compared to average borrowings for the three months ended March 31, 2015.

Customers’ net interest margin (tax equivalent) declined by 2 basis points to 2.88% for the three months ended March 31, 2016 compared to the prior year period, as the increased yields on the mortgage warehouse portfolio were offset by lower yields on the commercial loan portfolio and higher rates on short term borrowings used to fund the mortgage warehouse portfolio. The increase in the short term rates earned on the mortgage warehouse portfolio and paid on the short term borrowings reflects the December 2015 increase in short term rates adopted by the Federal Reserve.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to assess and measure both the performance of the portfolio and the adequacy of the allowance for loan losses.
The provision for loan losses decreased by $1.0 million to $2.0 million for the three months ended March 31, 2016, compared to $3.0 million for the same period in 2015. The first quarter 2016 provision for loan losses included provisions for loan growth net of qualitative considerations of $0.8 million and impairment measured on specific loans of $1.4 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans of $0.3 million.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
(amounts in thousands)
Mortgage warehouse transactional fees	$2,548	$2,273
Bank-owned life insurance	1,123	1,061
Gain on sale of loans	644	1,231
Deposit fees	255	179
Mortgage loans and banking income	165	151
Gain on sale of investment securities	26	—
Other	733	838
Total non-interest income	$5,494	$5,733
Non-interest income decreased $0.2 million during the three months ended March 31, 2016 to $5.5 million, compared to $5.7 million for the three months ended March 31, 2015. The decrease in first quarter 2016 was primarily attributable to a decrease of $0.6 million in gains realized from the sale of loans resulting from no multi-family loan sales in first quarter 2016 compared to approximately $140 million of multi-family loan sales in first quarter 2015. This decrease was offset in part by increased mortgage warehouse transactional fees of $0.3 million as a result of higher processing volumes in first quarter 2016.

Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
(amounts in thousands)
Salaries and employee benefits	$17,332	$13,952
FDIC assessments, taxes, and regulatory fees	4,030	3,278
Professional services	2,657	1,913
Technology, communication and bank operations	2,643	2,531
Occupancy	2,325	2,101
Loan workout	418	269
Other real estate owned	287	884
Advertising and promotion	256	347
Other	3,957	2,190
Total non-interest expense	$33,905	$27,465
Non-interest expense was $33.9 million for the three months ended March 31, 2016, an increase of $6.4 million from non-interest expense of $27.5 million for the three months ended March 31, 2015.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $3.4 million, or 24.2%, to $17.3 million for the three months ended March 31, 2016. The primary reason for this increase was an increase in the number of team members to 536 full-time equivalents at March 31, 2016 from 450 full-time equivalents at March 31, 2015. This increase was directly related to the need for additional team members to support our organic growth. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios and the increased deposits.
FDIC assessments, taxes, and regulatory fees increased by $0.8 million, or 22.9%, to $4.0 million for the three months ended March 31, 2016 from $3.3 million for the three months ended March 31, 2015. This increase was primarily attributable to an increased FDIC insurance assessment driven mainly by the organic growth of the Bank.
Professional services expense increased by $0.7 million, or 38.9%, to $2.7 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2015. This increase was primarily attributable to increased service charges paid for the FHLB letter of credit used to collateralize municipal deposits, legal and other professional service expenses driven by the organic growth of the Bank.
Other real estate owned expense decreased by $0.6 million, or 67.5%, to $0.3 million for the three months ended March 31, 2016 from $0.9 million for the three months ended March 31, 2015. The decrease was primarily due to reduced losses realized from the sale of OREO properties and lower valuation allowances recorded on OREO in first quarter 2016 compared to first quarter 2015.
Other expense increased by $1.8 million, or 80.7% to $4.0 million for the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015. This increase was primarily attributable to one time charges associated with legal matters of $1.2 million.
Income Taxes
Income tax expense increased $1.9 million in the three months ended March 31, 2016 to $9.5 million, compared to $7.7 million in the same period of 2015. The increase in income tax expense was driven primarily from increased taxable income of $5.6 million in first quarter 2016.
Preferred Stock Dividends
Preferred stock dividends increased $1.3 million in the three months ended March 31, 2016 due to the accrual of dividends on Customers' Series C preferred stock issued in second quarter 2015 and its Series D preferred stock issued in first quarter 2016.

Financial Condition
General
Total assets were $9.0 billion at March 31, 2016. This represented a $0.6 billion, or 7.6%, increase from total assets of $8.4 billion at December 31, 2015. The major change in Customers' financial position occurred as the result of organic growth in our loan portfolio, which increased by $0.6 billion, or 8.6%, to $7.9 billion at March 31, 2016. The main driver was the growth of commercial loans held for investment, which increased $0.5 billion, or 9.1%, to $5.5 billion at March 31, 2016 compared to $5.1 billion at December 31, 2015.
Total liabilities were $8.4 billion at March 31, 2016. This represented a $0.6 billion, or 7.6%, increase from $7.8 billion at December 31, 2015. The increase in total liabilities resulted from increased deposits as deposits increased by $0.6 billion, or 9.6%, to $6.5 billion at March 31, 2016 from $5.9 billion at December 31, 2015. Transaction deposits grew by $0.5 billion, or 15.3%, to $4.1 billion at March 31, 2016 from $3.6 billion at December 31, 2015. Deposit growth was primarily the result of growth in money market accounts of $0.4 billion and non-interest-bearing deposit accounts of $0.1 billion.
The following table sets forth certain key condensed balance sheet data as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
(amounts in thousands)
Cash and cash equivalents	$262,638	$264,593
Investment securities, available for sale	556,165	560,253
Loans held for sale (includes $1,941,602 and $1,757,807, respectively, at fair value)	1,969,280	1,797,064
Loans receivable	5,907,315	5,453,479
Allowance for loan losses	(37,605)	(35,647)
Total assets	9,038,882	8,398,205
Total deposits	6,478,615	5,909,501
Federal funds purchased	80,000	70,000
FHLB advances	1,633,700	1,625,300
Other borrowings	86,624	86,457
Subordinated debt	108,709	108,685
Total liabilities	8,439,633	7,844,303
Total shareholders’ equity	599,249	553,902
Total liabilities and shareholders’ equity	9,038,882	8,398,205
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $63.8 million at March 31, 2016. This represents a $10.3 million increase from $53.6 million at December 31, 2015. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $198.8 million and $211.0 million at March 31, 2016 and December 31, 2015, respectively.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At March 31, 2016, investments consisted of residential and commercial real estate mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At March 31, 2016, investment securities were $556.2 million compared to $560.3 million at December 31, 2015. The decrease was primarily the result of maturities, sales and principal repayments of $15.7 million during the three months ended March 31, 2016, offset in part by purchases of $5.0 million and net increases in fair values of $6.8 million.

Loans
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family, commercial real estate, commercial and industrial, and construction loans. The Bank continues to focus on small and middle market business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:
Commercial Lending
Customers' commercial lending is divided into four groups: Business Banking, Small and Middle Market Business Banking, Multi-family and Commercial Real Estate Lending, and Mortgage Banking Lending. This grouping is designed to allow for more effective resource deployment, higher standards of risk management, stronger oversight of asset quality, better management of interest rate risk and higher productivity levels.
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for the Bank’s loans. As of March 31, 2016, loans in the warehouse lending portfolio totaled $1.9 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2016, the Bank had multi-family loans of $3.2 billion outstanding, making up approximately 41.1% of the Bank’s total loan portfolio, compared to $2.9 billion, or approximately 40.7% of the total loan portfolio at December 31, 2015.
As of March 31, 2016, the Bank had $7.5 billion in commercial loans outstanding, totaling approximately 95.1% of its total loan portfolio, which includes loans held for sale, compared to $6.9 billion, composing approximately 94.6% at December 31, 2015.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2016, the Bank had $382.4 million in consumer loans outstanding, or 4.9%, of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
Customers Bank has launched a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low and moderate income neighborhoods. As part of this commitment, a loan production office was opened in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s assessment areas.
Held-for-Sale Loans
The composition of loans held for sale as of March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
	2016	2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$1,940,558	$1,754,950
Multi-family loans at lower of cost or fair value	27,678	39,257
Total commercial loans held for sale	1,968,236	1,794,207
Consumer loans:
Residential mortgage loans at fair value	1,044	2,857
Loans held for sale	$1,969,280	$1,797,064

At March 31, 2016, loans held for sale were $2.0 billion, or 25.0%, of the total loan portfolio, compared to $1.8 billion, or 24.8% of the total loan portfolio at December 31, 2015. The loans held-for-sale portfolio at March 31, 2016 included $1.9 billion of loans to mortgage banking businesses, $27.7 million of multi-family loans and $1.0 million of residential mortgage loans, compared to $1.8 billion of loans to mortgage banking businesses, $39.3 million of multi-family loans and $2.9 million of residential mortgages loans at December 31, 2015. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are held for sale.
The mortgage warehouse loan balances increased $185.6 million to $1.9 billion as of March 31, 2016 compared to December 31, 2015. The increase resulted primarily from the increased level of home mortgage refinance activity nation-wide as a result of the sharp decline in longer term borrowing rates experienced in first quarter 2016. The balance increase is unusual, particularly considering that mortgage lending activity generally declines during the winter months, and Customers expects that mortgage warehouse loan growth will moderate during the year and return to more normal seasonal patterns as interest rates and the interest rate yield curve return to more normal levels and spreads.

Loans Receivable
Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $451.9 million to $5.9 billion at March 31, 2016 from $5.4 billion at December 31, 2015. Loans receivable as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
(amounts in thousands)
Commercial:
Multi-family	$3,210,177	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,160,389	1,111,400
Commercial real estate non-owner occupied	1,052,162	956,255
Construction	103,061	87,240
Total commercial loans	5,525,789	5,064,334
Consumer:
Residential real estate	267,031	271,613
Manufactured housing	110,830	113,490
Other	3,474	3,708
Total consumer loans	381,335	388,811
Total loans receivable	5,907,124	5,453,145
Deferred costs and unamortized premiums, net	191	334
Allowance for loan losses	(37,605)	(35,647)
Loans receivable, net of allowance for loan losses	$5,869,710	$5,417,832

Multi-family loan growth of $300.7 million in first quarter 2016 reflects efforts by Customers to deepen penetration into its markets during the period.

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
The provision for loan losses was $2.0 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $37.6 million, or 0.64% of loans receivable at March 31, 2016 and $35.6 million, or 0.65% of loans receivable at December 31, 2015. Net charge-offs (recoveries) were $(0.5) million for the three months ended March 31, 2016, a decrease of $1.5 million compared to the same period in 2015. The decrease in net charge offs was mainly driven by the increased performance in loans receivable and a large recovery on a purchased-credit-impaired loan during first quarter 2016.
Customers had approximately $13.2 million and $13.8 million in loans that were covered under loss share arrangements with the FDIC as of March 31, 2016 and December 31, 2015, respectively. The period to submit losses for non-single family loans under the loss sharing agreements expired in third quarter 2015. The period to submit losses for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.
Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2016	2015
(amounts in thousands)
Balance at December 31	$35,647	$30,932
Loan charge-offs (1)
Commercial and industrial	—	21
Commercial real estate owner occupied	—	—
Commercial real estate non-owner occupied	—	318
Construction	—	769
Residential real estate	—	—
Other consumer	42	36
Total Charge-offs	42	1,144
Loan recoveries (1)
Commercial and industrial	56	22
Commercial real estate owner occupied	—	14
Commercial real estate non-owner occupied	8	9
Construction	433	15
Residential real estate	—	—
Other consumer	—	83
Total Recoveries	497	143
Total net charge-offs/(recoveries)	(455)	1,001
Provision for loan losses (2)	1,503	3,635
Balance at March 31	$37,605	$33,566
.

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	The provision amounts exclude the (cost)/benefit of the FDIC loss share arrangements of $(0.5) million and $0.7 million, respectively.
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
Approximately 80% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is used to determine the estimated fair value of the underlying collateral and compared, net of estimated selling costs, to the outstanding loan balance to measure a specific reserve. Appraisals used in this evaluation process are typically less than two years aged. New appraisals are typically obtained for loans when they are first evaluated individually for impairment. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan and compared, net of estimated selling costs, to the outstanding loan balance to estimate the required reserve, if any.
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 450 Contingencies and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
At March 31, 2016, approximately $13.2 million, or 0.2%, of the loan portfolio including loans held for sale, was covered under loss sharing agreements with the FDIC. Decreases in the estimated cash flows on the loans covered by the loss share agreements greater than the original estimated value are recorded as an increase to the provision for loan losses, and a corresponding receivable due from the FDIC is recorded as a reduction to the provision for loan losses for the portion anticipated to be recovered under the loss sharing agreements. Conversely, if the estimated cash flows on the covered loans increase, all or a portion of the previously recorded provision for loan losses will be reversed, and the corresponding receivable due from the FDIC will be written down as an increase to the provision for loan losses. Decreases in the valuations of other real estate owned covered by the loss sharing agreements are recorded net of the estimated FDIC receivable resulting from the valuation allowance as an increase to other real estate owned expense (a component of non-interest expense). The FDIC loss sharing receivable balance will be reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approaches expiration and the estimated losses on the covered loans have not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015 and no significant write-downs of the indemnification asset were required. The period to submit losses under the FDIC loss sharing agreements for single family loans expires in third quarter 2017. The final maturity of the FDIC loss sharing agreements occurs in third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions . Due to receipt of cash payments on the covered assets in excess of expectations, the Bank anticipates that it will be required to pay the FDIC at the end of its loss sharing agreements. As of March 31, 2016, a clawback liability of $2.4 million has been recorded. To the extent actual losses on the covered assets are less than estimated losses, the clawback liability will increase. To the extent actual losses on the covered assets are more than the estimated losses, the clawback liability will decrease. The clawback liability is contractually due to be paid to the FDIC subsequent to expiration of the agreements in 2020.
Asset Quality
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers' originated loans were subject to the current underwriting standards that were put in place in 2009. Management believes this additional information provides a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may arise in future periods. Credit losses from originated loans are absorbed by the allowance for loan losses. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves, as described below. The allowance for loan losses is intended to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at March 31, 2016

Loan Type	Total Loans	Current	30-89 Days	90 Days or More and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	3,204,625	3,204,625	—	—	—	—	—	—%	—%
Commercial & Industrial (1)	1,044,325	1,037,487	—	—	6,838	153	6,991	0.65%	0.67%
Commercial Real Estate Non-Owner Occupied	1,003,667	1,003,396	—	—	271	—	271	0.03%	0.03%
Residential	115,532	115,094	406	—	32	—	32	0.03%	0.03%
Construction	102,827	102,827	—	—	—	—	—	—%	—%
Other consumer	600	593	7	—	—	—	—	—%	—%
Total Originated Loans	5,471,576	5,464,022	413	—	7,141	153	7,294	0.13%	0.13%
Loans Acquired
Bank Acquisitions	202,080	186,304	3,252	5,908	6,616	4,428	11,044	3.27%	5.35%
Loan Purchases	233,468	223,792	3,384	3,935	2,357	525	2,882	1.01%	1.23%
Total Loans Acquired	435,548	410,096	6,636	9,843	8,973	4,953	13,926	2.06%	3.16%
Deferred costs and unamortized premiums, net	191	191	—	—	—	—	—
Total Loans Receivable	5,907,315	5,874,309	7,049	9,843	16,114	5,106	21,220	0.27%	0.36%
Total Loans Held for Sale	1,969,280	1,969,280	—	—	—	—	—
Total Portfolio	$7,876,595	$7,843,589	$7,049	$9,843	$16,114	$5,106	$21,220	0.20%	0.27%
(1) Commercial & industrial loans, including owner occupied commercial real estate.

Asset Quality at March 31, 2016 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	3,204,625	—	12,135	—	12,135	0.38%	—%
Commercial & Industrial (1)	1,044,325	6,838	10,058	—	10,058	0.96%	147.09%
Commercial Real Estate Non-Owner Occupied	1,003,667	271	4,073	—	4,073	0.41%	1,502.95%
Residential	115,532	32	2,082	—	2,082	1.80%	6,506.25%
Construction	102,827	—	1,264	—	1,264	1.23%	—%
Other consumer	600	—	7	—	7	1.17%	—%
Total Originated Loans	5,471,576	7,141	29,619	—	29,619	0.54%	414.77%
Loans Acquired
Bank Acquisitions	202,080	6,616	7,518	—	7,518	3.72%	113.63%
Loan Purchases	233,468	2,357	468	1,407	1,875	0.80%	79.55%
Total Loans Acquired	435,548	8,973	7,986	1,407	9,393	2.16%	104.68%
Deferred costs and unamortized premiums, net	191	—	—	—	—
Total Loans Receivable	5,907,315	16,114	37,605	1,407	39,012	0.66%	242.10%
Total Loans Held for Sale	1,969,280	—	—	—	—
Total Portfolio	$7,876,595	$16,114	$37,605	$1,407	$39,012	0.50%	242.10%
(1) Commercial & industrial loans, including owner occupied commercial real estate.

Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $5.5 billion, or 92.6%, of total loans excluding loans held for sale at March 31, 2016, compared to $5.0 billion, or 91.7%, at December 31, 2015. The new management team adopted new underwriting standards that management believes better limits risks of loss than the pre-2009, or legacy underwriting standards, or the underwriting standards of acquired, typically troubled banks. Post 2009 non-performing loans were $7.1 million, or 0.13% at March 31, 2016, compared to $3.6 million, or 0.07% at December 31, 2015. The post 2009 originated loans were supported by an allowance for loan losses of $29.6 million (0.54% of post 2009 originated loans) and $27.7 million (0.55% of post 2009 originated loans), respectively, at March 31, 2016 and December 31, 2015.
Loans Acquired
At March 31, 2016, Customers reported $435.5 million of acquired loans, which was 7.4% of total loans excluding loans held for sale, compared to $450.6 million, or 8.3%, of total loans at December 31, 2015. Non-performing acquired loans totaled $9.0 million and $7.2 million at March 31, 2016 and December 31, 2015, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $62.4 million were supported by a $1.4 million cash reserve at March 31, 2016, compared to $63.4 million supported by a cash reserve of $1.2 million at December 31, 2015. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At March 31, 2016, $40.4 million of these loans were outstanding, compared to $41.9 million at December 31, 2015.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $9.4 million (2.16% of total acquired loans) and $9.1 million (2.03% of total acquired loans), respectively, at March 31, 2016 and December 31, 2015.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits grew to $6.5 billion at March 31, 2016, an increase of $0.6 billion, or 9.6%, from $5.9 billion at December 31, 2015. Demand deposits were $913.1 million at March 31, 2016, compared to $780.9 million at December 31, 2015, an increase of $132.2 million, or 16.9%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $3.2 billion at March 31, 2016, an increase of $414.2 million, or 14.9%, from $2.8 billion at December 31, 2015. This increase was primarily attributed to an increase in money market accounts, including accounts held by municipalities. Total time deposits were $2.4 billion at March 31, 2016, an increase of $22.7 million, or 1.0%, from $2.3 billion at December 31, 2015. At March 31, 2016, the Bank had $1.4 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program increased $81.3 million, or 6.4% from December 31, 2015.
The components of deposits were as follows at the dates indicated:

	March 31, 2016	December 31, 2015
(amounts in thousands)
Demand	$913,107	$780,894
Savings, including MMDA	3,195,180	2,781,010
Time, $100,000 and over	1,673,375	1,624,562
Time, other	696,953	723,035
Total deposits	$6,478,615	$5,909,501

Borrowings
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short term and long term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. As of March 31, 2016 and December 31, 2015, total borrowings were $1.9 billion. Total outstanding borrowings remained relatively flat as the organic loan growth achieved in first quarter 2016 was principally funded by increased deposits.
Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $45.3 million to $599.2 million at March 31, 2016, compared to shareholders' equity of $553.9 million at December 31, 2015. The primary components of the increase were as follows:

•the issuance of 1,000,000 shares of preferred stock on January 29, 2016 with net proceeds of 24.1 million;

•	net income of $17.7 million for the three months ended March 31, 2016;

•	net other comprehensive income of $2.7 million for the three months ended March 31, 2016;

•	share-based compensation expense of $1.4 million for the three months ended March 31, 2016; offset in part by

•	the accrual of preferred stock dividends of $1.3 million for the three months ended March 31, 2016.

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D

On January 29, 2016, Customers Bancorp issued 1,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share, with a liquidation preference of $25.00 per share.

Customers Bancorp will pay dividends on the Series D Preferred Stock only when, as, and if declared by the board of directors or a duly authorized committee of the board and to the extent that it has lawfully available funds to pay dividends. Dividends on the Series D Preferred Stock accrue and are payable quarterly in arrears, on the 15th day of March, June, September, and December of each year, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum.

Dividends on the Series D Preferred Stock are not cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series D Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series D Preferred Stock for any future dividend period.

The Series D Preferred Stock has no stated maturity, is not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series D Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after March 15, 2021 or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series D Preferred Stock is subject to prior approval of the Board of Governors of the Federal Reserve System. The Series D Preferred Stock qualifies as Tier 1 capital under regulatory capital guidelines.

Except in limited circumstances, the Series D Preferred Stock does not have any voting rights.
We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At March 31, 2016, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject. Capital levels continue to exceed the well-capitalized threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for Customers Bancorp and the Bank.

The capital ratios for the Bank and the Bancorp at March 31, 2016 and December 31, 2015 were as follows:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$518,117	7.201%	$368,754	5.125%	N/A	N/A
Customers Bank	$631,569	8.806%	$367,589	5.125%	$466,210	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$597,794	8.308%	$476,681	6.625%	N/A	N/A
Customers Bank	$631,569	8.806%	$475,176	6.625%	$573,797	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$740,646	10.294%	$620,585	8.625%	N/A	N/A
Customers Bank	$777,883	10.845%	$618,625	8.625%	$717,246	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$597,794	7.151%	$334,366	4.000%	N/A	N/A
Customers Bank	$631,569	7.575%	$333,494	4.000%	$416,868	5.000%
As of December 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during the first quarter 2015 and the capital conservation buffer effective January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of March 31, 2016, the Bank and Bancorp were in compliance with the Basel III requirements. See "NOTE 11 - REGULATORY CAPITAL" for additional discussion regarding regulatory capital requirements.

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

As of March 31, 2016 and December 31, 2015, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	March 31, 2016	December 31, 2015
(amounts in thousands)
Commitments to fund loans	$287,293	$537,380
Unfunded commitments to fund mortgage warehouse loans	1,259,641	1,302,759
Unfunded commitments under lines of credit	462,906	436,550
Letters of credit	36,481	42,002
Other unused commitments	6,399	6,360
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer term borrowing arrangements are also maintained with the Federal home Loan Bank. As of March 31, 2016, our borrowing capacity with the Federal Home Loan Bank was $4.0 billion, of which $1.6 billion was utilized in borrowings and $1.6 billion of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2016, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $63.6 million.
Net cash flows used in operating activities were $178.5 million during the three months ended March 31, 2016, compared to net cash flows used in operating activities of $324.4 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $183.0 million. During the three months ended March 31, 2015, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $341.1 million.
Investing activities used net cash flows of $434.6 million during the three months ended March 31, 2016, compared to $0.7 million during the three months ended March 31, 2015. Net cash used to originate loans totaled $449.0 million during the three months ended March 31, 2016, compared to $148.6 million during the three months ended March 31, 2015. Proceeds from the sale of loans totaled $6.9 million during the three months ended March 31, 2016, compared to $141.4 million during the three months ended March 31, 2015.
Financing activities provided a net aggregate of $611.1 million during the three months ended March 31, 2016, compared to $287.9 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, increases in deposits provided $569.1 million, net repayments of short-term borrowed funds used $16.6 million, net proceeds from federal funds purchased provided $10 million, net proceeds from long-term FHLB advances provided $25.0 million, net proceeds from the issuance of preferred stock provided $24.1 million, proceeds from the issuance of common stock provided $0.6 million, and payment of preferred stock dividends used $1.2 million. During the three months ended March 31, 2015, increases in deposits provided $360.8 million, net repayments from short-term borrowed funds used $98.0 million, and net proceeds from long-term FHLB advances provided $25.0 million, and net proceeds from the issuance of common stock provided $0.1 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
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
Through the use of income simulation modeling, we have estimated the net interest income for the period ending March 31, 2017, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2016. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”).  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the period ending March 31, 2016, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	(9.4)%
Up 2%	(2.6)%
Up 1%	0.7%
Down 1%	(1.2)%

The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment.  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2016, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(30.8)%
Up 2%	(14.9)%
Up 1%	(4.4)%
Down 1%	(1.8)%
The net changes in economic value of equity in all scenarios are within Customers Bank’s interest rate risk policy guidelines.
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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2016 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at March 31, 2016
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$—	$—	$—	$—	$—	$198,788	$198,788
Investment securities	32,272	30,910	58,015	187,832	141,572	83,325	533,926
Loans (a)	3,128,594	147,374	271,475	1,637,380	2,383,926	265,390	7,834,139
Other interest-earning assets	—	—	—	—	94,971	—	94,971
Total interest-earning assets	3,160,866	178,284	329,490	1,825,212	2,620,469	547,503	8,661,824
Non interest-earning assets	—	—	—	—	—	344,700	344,700
Total assets	3,160,866	178,284	329,490	1,825,212	2,620,469	892,203	$9,006,524
Liabilities
Other interest-bearing deposits	$59,735	$57,686	$109,530	$370,248	$2,559,470	$172,097	$3,328,766
Time deposits	843,656	306,194	605,883	514,839	101,656	1	2,372,229
Other borrowings	1,368,700	—	35,000	310,000	—	—	1,713,700
Subordinated debt	—	—	—	—	—	108,709	108,709
Total interest-bearing liabilities	2,272,091	363,880	750,413	1,195,087	2,661,126	280,807	7,523,404
Non-interest-bearing liabilities	30,772	29,546	55,610	182,298	358,299	193,571	850,096
Shareholders’ equity	—	—	—	—	—	633,024	633,024
Total liabilities and shareholders’ equity	2,302,863	393,426	806,023	1,377,385	3,019,425	1,107,402	$9,006,524
Interest sensitivity gap	$858,003	$(215,142)	$(476,533)	$447,827	$(398,956)	$(215,199)	—
Cumulative interest sensitivity gap		$642,861	$166,328	$614,155	$215,199	$—
Cumulative interest sensitivity gap to total assets	9.5%	7.1%	1.8%	6.8%	2.4%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	137.3%	123.8%	104.7%	112.6%	102.7%	100.0%
(a)    Including loans held for sale

As shown above, we have a positive cumulative gap (cumulative interest sensitive assets are higher than cumulative interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to an increase in net interest income, and a decrease in rates may lead to a decrease in net interest income. Interest rate sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities. Thus indications based on a negative or positive gap position need to be analyzed in conjunction with other interest rate risk management tools.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2016.
During the quarter ended March 31, 2016, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2015 Form 10-K.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2015 Form 10-K.  The risks described therein are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”
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
During the three months ended March 31, 2016, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

4.1
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

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

Customers Bancorp, Inc.

May 5, 2016	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Customers Bancorp, Inc.

May 5, 2016	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

4.1
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

4.2
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on July 31, 2013

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