Form 10-Q
period 2016-06-30
Customers Bancorp, Inc.
filed 2016-08-05
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
On July 29, 2016, 27,292,265 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	73

Item 4.	Controls and Procedures	75

PART II

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

SIGNATURES		85

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$46,767	$53,550
Interest-earning deposits	256,029	211,043
Cash and cash equivalents	302,796	264,593
Investment securities available for sale, at fair value	547,935	560,253
Loans held for sale (includes $2,274,294 and $1,757,807, respectively, at fair value)	2,301,821	1,797,064
Loans receivable	6,114,576	5,453,479
Allowance for loan losses	(38,097)	(35,647)
Total loans receivable, net of allowance for loan losses	6,076,479	5,417,832
FHLB, Federal Reserve Bank, and other restricted stock	111,418	90,841
Accrued interest receivable	22,402	19,939
Bank premises and equipment, net	12,457	11,531
Bank-owned life insurance	159,486	157,211
Other real estate owned	5,066	5,057
Goodwill and other intangibles	17,197	3,651
Other assets	127,568	70,233
Total assets	$9,684,625	$8,398,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$749,564	$653,679
Interest-bearing	6,001,695	5,255,822
Total deposits	6,751,259	5,909,501
Federal funds purchased	61,000	70,000
FHLB advances	1,906,900	1,625,300
Other borrowings	86,790	86,457
Subordinated debt	108,734	108,685
Accrued interest payable and other liabilities	89,380	44,360
Total liabilities	9,004,063	7,844,303
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,600,000 and 2,300,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	135,270	55,569
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 27,817,093 and 27,432,061 shares issued as of June 30, 2016 and December 31, 2015; 27,286,833 and 26,901,801 shares outstanding as of June 30, 2016 and December 31, 2015	27,817	27,432
Additional paid in capital	367,843	362,607
Retained earnings	158,292	124,511
Accumulated other comprehensive loss, net	(427)	(7,984)
Treasury stock, at cost (530,260 shares as of June 30, 2016 and December 31, 2015)	(8,233)	(8,233)
Total shareholders’ equity	680,562	553,902
Total liabilities and shareholders’ equity	$9,684,625	$8,398,205
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$59,013	$42,801	$113,485	$85,894
Loans held for sale	17,429	13,522	31,535	24,422
Investment securities	3,638	2,253	7,347	4,616
Other	1,241	1,107	2,352	3,469
Total interest income	81,321	59,683	154,719	118,401
Interest expense:
Deposits	11,142	8,145	21,356	15,671
Other borrowings	1,620	1,496	3,225	2,984
FHLB advances	3,716	1,799	5,984	3,488
Subordinated debt	1,685	1,685	3,370	3,370
Total interest expense	18,163	13,125	33,935	25,513
Net interest income	63,158	46,558	120,784	92,888
Provision for loan losses	786	9,335	2,766	12,299
Net interest income after provision for loan losses	62,372	37,223	118,018	80,589
Non-interest income:
Mortgage warehouse transactional fees	3,074	2,799	5,622	5,072
Interchange and card revenue	1,890	132	2,259	262
Bank-owned life insurance	1,120	1,169	2,243	2,230
Deposit fees	787	247	1,042	426
Gain on sale of loans	285	827	929	2,058
Mortgage loans and banking income	285	287	450	438
Gain (loss) on sale of investment securities	—	(69)	26	(69)
Other	816	1,001	1,180	1,709
Total non-interest income	8,257	6,393	13,751	12,126
Non-interest expense:
Salaries and employee benefits	18,107	14,448	35,370	28,400
FDIC assessments, taxes, and regulatory fees	4,435	995	8,465	4,273
Technology, communication and bank operations	3,854	2,838	6,496	5,369
Professional services	3,636	2,792	6,207	4,705
Occupancy	2,473	2,199	4,798	4,300
Acquisition related expenses	874	—	1,050	—
Loan workout expense (income)	487	(13)	905	256
Advertising and promotion	334	429	587	776
Other real estate owned expense (income)	183	(580)	470	304
Other	3,800	2,552	7,739	4,742
Total non-interest expense	38,183	25,660	72,087	53,125
Income before income tax expense	32,446	17,956	59,682	39,590
Income tax expense	13,016	6,400	22,553	14,082
Net income	19,430	11,556	37,129	25,508
Preferred stock dividends	2,062	507	3,348	507
Net income available to common shareholders	$17,368	$11,049	$33,781	$25,001
Basic earnings per common share	$0.64	$0.41	$1.25	$0.93
Diluted earnings per common share	$0.60	$0.39	$1.17	$0.88
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$19,430	$11,556	$37,129	$25,508
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	8,059	(5,423)	14,926	(4,964)
Income tax effect	(3,022)	2,034	(5,597)	1,818
Less: reclassification adjustment for (gains) losses on securities included in net income	—	69	(26)	69
Income tax effect	—	(26)	10	(26)
Net unrealized gains (losses)	5,037	(3,346)	9,313	(3,103)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	(813)	446	(3,413)	(1,500)
Income tax effect	305	(167)	1,280	611
Less: reclassification adjustment for (gains) losses included in net income	603	—	603	—
Income tax effect	(226)	—	(226)	—
Net unrealized gains (losses)	(131)	279	(1,756)	(889)
Other comprehensive income (loss), net of tax	4,906	(3,067)	7,557	(3,992)
Comprehensive income	$24,336	$8,489	$44,686	$21,516
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Six Months Ended June 30, 2016
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income	—	—	—	—	—	37,129	—	—	37,129
Other comprehensive income	—	—	—	—	—	—	7,557	—	7,557
Issuance of common stock, net of offering costs of $15	—	—	7,291	7	152	—	—	—	159
Issuance of preferred stock, net of offering costs of $2,799	3,300,000	79,701	—	—	—	—	—	—	79,701
Preferred stock dividends	—	—	—	—	—	(3,348)	—	—	(3,348)
Share-based compensation expense	—	—	—	—	2,941	—	—	—	2,941
Exercise of warrants	—	—	239,478	240	831	—	—	—	1,071
Issuance of common stock under share-based compensation arrangements	—	—	138,263	138	1,312	—	—	—	1,450
Balance, June 30, 2016	5,600,000	$135,270	27,286,833	$27,817	$367,843	$158,292	$(427)	$(8,233)	$680,562

	Six Months Ended June 30, 2015
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2014	—	$—	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	—	—	25,508	—	—	25,508
Other comprehensive loss	—	—	—	—	—	—	(3,992)	—	(3,992)
Issuance of preferred stock, net of offering costs of $1,931	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividends	—	—	—	—	—	(507)	—		(507)
Share-based compensation expense	—	—	—	—	2,359	—	—	—	2,359
Issuance of common stock under share-based compensation arrangements	—	—	126,216	124	1,274	—	—	21	1,419
Balance, June 30, 2015	2,300,000	$55,569	26,871,745	$27,402	$359,455	$93,422	$(4,114)	$(8,233)	$523,501

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$37,129	$25,508
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	2,766	12,299
Provision for depreciation and amortization	2,143	2,068
Share-based compensation	3,394	2,755
Deferred taxes	(2,025)	(3,476)
Net amortization of investment securities premiums and discounts	424	404
(Gain) loss on sale of investment securities	(26)	69
Gain on sale of mortgages and other loans	(1,189)	(2,094)
Origination of loans held for sale	(17,142,862)	(15,090,554)
Proceeds from the sale of loans held for sale	16,626,639	14,476,771
Decrease (increase) in FDIC loss sharing receivable net of clawback liability	255	(1,924)
Amortization of fair value discounts and premiums	235	632
Net loss on sales of other real estate owned	80	334
Valuation and other adjustments to other real estate owned, net of FDIC receivable	193	(308)
Earnings on investment in bank-owned life insurance	(2,243)	(2,230)
(Increase) decrease in accrued interest receivable and other assets	(31,201)	1,158
Increase (decrease) in accrued interest payable and other liabilities	14,793	(4,314)
Net Cash Used In Operating Activities	(491,495)	(582,902)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	28,973	43,872
Proceeds from sales of investment securities available for sale	2,848	492
Purchases of investment securities available for sale	(5,000)	(7,000)
Net increase in loans	(667,403)	(345,630)
Proceeds from sales of loans	17,527	148,916
Purchases of bank-owned life insurance	—	(15,000)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	(20,577)	3,854
(Payments to) reimbursements from the FDIC on loss sharing agreements	(668)	503
Purchases of bank premises and equipment	(2,185)	(1,799)
Proceeds from sales of other real estate owned	310	4,431
Acquisition of Disbursement business, net	(17,000)	—
Net Cash Used In Investing Activities	(663,175)	(167,361)
Cash Flows from Financing Activities
Net increase in deposits	841,760	944,632
Net increase (decrease) in short-term borrowed funds from the FHLB	206,600	(255,000)
Net decrease in federal funds purchased	(9,000)	—
Proceeds from long-term FHLB borrowings	75,000	25,000
Net proceeds from issuance of preferred stock	79,701	55,569
Preferred stock dividends paid	(3,110)	—
Exercise and redemption of warrants	1,071	—
Proceeds from issuance of common stock	851	628
Net Cash Provided by Financing Activities	1,192,873	770,829
Net Increase in Cash and Cash Equivalents	38,203	20,566
Cash and Cash Equivalents – Beginning	264,593	371,023
Cash and Cash Equivalents – Ending	$302,796	$391,589

	(continued)

Supplementary Cash Flows Information
Interest paid	$33,137	$25,302
Income taxes paid	23,539	17,387
Non-cash items:
Transfer of loans to other real estate owned	$592	$2,405
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan, New York; and nationally for certain loan and deposit products.  The Bank has 14 full-service branches and provides commercial banking products, primarily loans and deposits. Customers Bank administratively supports loan and other financial products to customers through its limited purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. The combination of the BankMobile technology software platform with the OneAccount Student Checking and Refund Management Disbursement Services business (the "Disbursement business") acquired from Higher One Holdings, Inc. and Higher One, Inc. (together, "Higher One") propelled BankMobile to one of the largest mobile banking services in the United States by number of customers. Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

NOTE 2 - ACQUISITION ACTIVITY
On June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the Disbursement business from Higher One. The acquisition was completed pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") dated as of December 15, 2015 between Customers and Higher One. Under the terms of the Purchase Agreement, Customers also acquired all existing relationships with vendors and educational institutions, and all intellectual property and assumed normal business related liabilities. In conjunction with the acquisition, Customers hired approximately 225 Higher One employees primarily located in New Haven, Connecticut that manage the Disbursement business and serve the Disbursement business customers.

The transaction contemplates aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers is $37 million in cash, with the payments to be made as follows: (i) $17 million in cash upon the closing of the acquisition, (ii) $10 million upon the first anniversary of the closing and (iii) $10 million upon the second anniversary of the closing. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One will provide certain transition services to Customers through June 30, 2017. As consideration for these services, Customers will pay Higher One an additional $5 million in cash. Customers also will be required to make additional payments to Higher One if, during the three years following the closing, revenues from the Disbursement business exceed $75 million in a year. The possible payment will be equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of June 30, 2016, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. The $20 million in aggregate in such escrow account is presented in "Cash and due from banks" and "Accrued interest payable and other liabilities" on the June 30, 2016 balance sheet and is considered restricted cash.

The following table presents the fair values of the assets acquired and liabilities assumed as of June 15, 2016:

(amounts in thousands)	June 15, 2016
Fair value of assets acquired:
Developed software	$27,400
Other intangible assets	9,300
Accounts receivable	2,784
Prepaid expenses	1,180
Fixed assets, net	229
Total assets acquired	40,893

Fair value of liabilities assumed:
Other liabilities	5,531
Deferred revenue	2,655
Total liabilities assumed	8,186

Net assets acquired	$32,707

Transaction cash consideration (1)	$37,000

Goodwill recognized	$4,293

(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing placed into an escrow account with a third party (aggregate amount of $20 million).

Based on a preliminary purchase price allocation, Customers recorded $4.3 million in goodwill as a result of the acquisition. The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired. The goodwill recorded is deductible for tax purposes.

The assets acquired and liabilities assumed are presented at their estimated fair values. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective and subject to change. The fair value estimates are considered preliminary and subject to change for up to one year after the closing date of the acquisition as additional information becomes available.

The fair value for developed software is based on expected revenue attributable to the software utilizing a discounted cash flow methodology giving consideration to potential obsolescence. Developed software is being amortized over ten years based on the estimated economic benefits received. The fair value for other intangible assets represents the value of existing student and university relationships and a non-compete agreement with Higher One based on estimated retention rates and discounted cash flows. Other intangible assets are being amortized over an estimated life ranging from four to twenty years.

In connection with the Disbursement business acquisition, Customers incurred acquisition related expenses of $0.9 and $1.1 million for the three and six months ended June 30, 2016, related predominantly to professional services.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2015 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2015 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements of Customers Bancorp and subsidiaries included in the Customers' Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable and Clawback Liability; Bank-Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Derivative Instruments and Hedging; Comprehensive Income; and Earnings per Share. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Customers Bancorp's significant accounting policies that were updated during the three months ended June 30, 2016 to address new or evolving activities and recently issued accounting standards and updates that were issued or effective during 2016.
Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  As of June 30, 2016 and December 31, 2015, these reserve balances were $82.6 million and $73.2 million, respectively.

In connection with the acquisition of the Disbursement business from Higher One, Customers placed $20 million in an escrow account with a third party to be paid to Higher One over the next two years. This cash is restricted in use and is reported in "Cash and due from banks" on the consolidated balance sheet as of June 30, 2016.
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as customer relationship intangibles, core deposit intangibles, and non-compete agreements, are amortized over their estimated useful lives and subject to periodic impairment testing. Goodwill and other intangible assets recognized as part of the Disbursement business acquisition are based on a preliminary allocation of the purchase price and subject to change for up to one year following the date of the acquisition closing.
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill or other intangible asset exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed. As of June 30, 2016 and December 31, 2015, goodwill and other intangibles totaled $17.2 million and $3.7 million, respectively.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13—Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The ASU also requires new disclosures for financial assets measured at amortized cost, loans, and available for sale debt securities. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Customers is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09—Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In addition, the amendments in this ASU eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Customers is currently evaluating the impact of this ASU on its financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-07—Investments—Equity Method and Joint Ventures. To simplify the accounting for equity method investments, the amendments in the ASU eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
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
In April 2015 and August 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The guidance in these ASUs is intended to simplify the presentation of debt issuance costs, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and is applicable on a retrospective basis. The guidance in these ASUs was effective for interim and annual periods beginning after December 15, 2015. The adoption of these ASUs on January 1, 2016 resulted in a reclassification adjustment, which reduced "Other borrowings" by $1.8 million and "Subordinated debt" by $1.3 million with a corresponding decrease in "Other assets" of $3.1 million as of December 31, 2015.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance in this ASU affects reporting entities that must determine whether they should consolidate certain legal entities. this update modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
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
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging: Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU was effective in first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.

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
In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which will be effective for fiscal years beginning after December 31, 2016 for public entities. The effective date and transition requirements for the amendments in this ASU are the same as those in ASU 2014-09. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In May 2016, the FASB issued ASU No. 2016-12—Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This ASU clarifies certain aspects of Topic 606 guidance as follows:

•
The objective of the collectibility assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services transferred.

•
An entity can recognize revenue in the amount of consideration received when it has transferred control of the goods or services, has no additional obligation to transfer goods or services, and the consideration received is nonrefundable.

•	A reporting entity is permitted to make the accounting policy election to exclude amounts collected from customers for all sales taxes from the transaction price.

•	The measurement date is specified as being the contract inception, and variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration.

•
As a practical expedient, a reporting entity is permitted to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with Topic 606 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

•
The ASU clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy generally accepted accounting principles (GAAP) before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments in this ASU permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.

The amendments in this ASU clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements in this Update are the same as the effective date and transition requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - March 31, 2016	$(363)	$(547)	$(910)	$(4,423)	$(5,333)
Other comprehensive income (loss) before reclassifications	5,258	(221)	5,037	(508)	4,529
Amounts reclassified from accumulated other comprehensive loss to net income (2)	—	—	—	377	377
Net current-period other comprehensive income (loss)	5,258	(221)	5,037	(131)	4,906
Balance - June 30, 2016	$4,895	$(768)	$4,127	$(4,554)	$(427)

	Six Months Ended June 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Other comprehensive income (loss) before reclassifications	9,513	(184)	9,329	(2,133)	7,196
Amounts reclassified from accumulated other comprehensive loss to net income (2)	(16)	—	(16)	377	361
Net current-period other comprehensive income (loss)	9,497	(184)	9,313	(1,756)	7,557
Balance - June 30, 2016	$4,895	$(768)	$4,127	$(4,554)	$(427)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)
Reclassification amounts for available-for-sale securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

	Three Months Ended June 30, 2015
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - March 31, 2015	$1,277	$108	$1,385	$(2,432)	$(1,047)
Other comprehensive income (loss) before reclassifications	(3,147)	(242)	(3,389)	279	(3,110)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	43	—	43	—	43
Net current-period other comprehensive income (loss)	(3,104)	(242)	(3,346)	279	(3,067)
Balance - June 30, 2015	$(1,827)	$(134)	$(1,961)	$(2,153)	$(4,114)

	Six Months Ended June 30, 2015
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2014	$1,156	$(14)	$1,142	$(1,264)	$(122)
Other comprehensive (loss) before reclassifications	(3,026)	(120)	(3,146)	(889)	(4,035)
Amounts reclassified from accumulated other comprehensive loss to net income (2)	43	—	43	—	43
Net current-period other comprehensive income (loss)	(2,983)	(120)	(3,103)	(889)	(3,992)
Balance - June 30, 2015	$(1,827)	$(134)	$(1,961)	$(2,153)	$(4,114)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Reclassification amounts are reported as gain (loss) on sale of investment securities on the consolidated statements of income.

NOTE 5 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculation for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$17,368	$11,049	$33,781	$25,001
Weighted-average number of common shares outstanding - basic	27,080,676	26,839,799	27,012,869	26,808,766
Share-based compensation plans	1,590,456	1,509,521	1,563,242	1,405,578
Warrants	299,908	331,344	303,769	307,840
Weighted-average number of common shares - diluted	28,971,040	28,680,664	28,879,880	28,522,184
Basic earnings per common share	$0.64	$0.41	$1.25	$0.93
Diluted earnings per common share	$0.60	$0.39	$1.17	$0.88
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive securities:
Share-based compensation awards	616,995	12,383	616,995	12,383
Warrants	52,242	52,242	52,242	52,242
Total anti-dilutive securities	669,237	64,625	669,237	64,625
NOTE 6 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of June 30, 2016 and December 31, 2015 are summarized in the tables below:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$269,044	$3,484	$(552)	$271,976
Agency-guaranteed commercial real estate mortgage-backed securities	204,845	8,709	—	213,554
Corporate notes (1)	44,929	861	(78)	45,712
Equity securities (2)	22,514	—	(5,821)	16,693
	$541,332	$13,054	$(6,451)	$547,935

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists primarily of equity securities issued by a foreign entity.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$299,392	$1,453	$(2,741)	$298,104
Agency-guaranteed commercial real estate mortgage-backed securities	206,719	—	(3,849)	202,870
Corporate notes (1)	39,925	320	(178)	40,067
Equity securities (2)	22,514	—	(3,302)	19,212
	$568,550	$1,773	$(10,070)	$560,253

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists primarily of equity securities issued by a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$—	$492	$2,848	$492
Gross gains	$—	—	$26	$—
Gross losses	—	(69)	—	(69)
Net gains	$—	$(69)	$26	$(69)
These gains and losses were determined using the specific identification method and were reported as gains (losses) on sale of investment securities included in non-interest income.
The following table presents available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2016
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	37,929	38,427
Due after ten years	7,000	7,285
Agency-guaranteed residential mortgage-backed securities	269,044	271,976
Agency-guaranteed commercial real estate mortgage-backed securities	204,845	213,554
Total debt securities	$518,818	$531,242

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$—	$—	$53,069	$(552)	$53,069	$(552)
Corporate notes (1)	13,923	(78)	—	—	13,923	(78)
Equity securities (2)	—	—	16,693	(5,821)	16,693	(5,821)
Total	$13,923	$(78)	$69,762	$(6,373)	$83,685	$(6,451)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$102,832	$(535)	$57,357	$(2,206)	160,189	$(2,741)
Agency-guaranteed commercial real estate mortgage-backed securities	202,870	(3,849)	—	—	202,870	(3,849)
Corporate notes (1)	9,748	(178)	—	—	9,748	(178)
Equity securities (2)	19,206	(3,301)	6	(1)	19,212	(3,302)
Total	$334,656	$(7,863)	$57,363	$(2,207)	$392,019	$(10,070)

(1)	Includes subordinated debt issued by other bank holding companies.
(2)     Consists primarily of equity securities in a foreign entity.
At June 30, 2016, there were two available-for-sale investment securities in the less-than-twelve-month category and fourteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the residential mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price and adverse changes in foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and estimated the value could reasonably recover by way of increases in market price or positive changes in foreign currency exchange rates. Customers intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers concluded that the securities are not other-than-temporarily impaired as of June 30, 2016.
At June 30, 2016 and December 31, 2015, Customers Bank had pledged investment securities aggregating $272.0 million and $299.8 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$2,271,893	$1,754,950
Multi-family loans at lower of cost or fair value	27,527	39,257
Commercial loans held for sale	2,299,420	1,794,207
Consumer loans:
Residential mortgage loans at fair value	2,401	2,857
Loans held for sale	$2,301,821	$1,797,064

Commercial loans held for sale consists primarily of mortgage warehouse loans. These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e., the sale event). The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rate on these loans are variable and the lending transactions are short-term, with an average life of 19 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective September 30, 2015, Customers Bank transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. No loans were transfered during 2016.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
(amounts in thousands)
Commercial:
Multi-family	$3,308,556	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,192,674	1,111,400
Commercial real estate non-owner occupied	1,139,711	956,255
Construction	99,615	87,240
Total commercial loans	5,740,556	5,064,334
Consumer:
Residential real estate	262,567	271,613
Manufactured housing	107,874	113,490
Other	3,277	3,708
Total consumer loans	373,718	388,811
Total loans receivable	6,114,274	5,453,145
Deferred costs and unamortized premiums, net	302	334
Allowance for loan losses	(38,097)	(35,647)
Loans receivable, net of allowance for loan losses	$6,076,479	$5,417,832

The following tables summarize loans receivable by loan type and performance status as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,304,995	$3,561	$3,308,556
Commercial and industrial	—	—	—	5,294	837,642	932	843,868
Commercial real estate - owner occupied	—	—	—	2,677	333,609	12,520	348,806
Commercial real estate - non-owner occupied	52	—	52	2,299	1,126,583	10,777	1,139,711
Construction	—	—	—	—	99,381	234	99,615
Residential real estate	570	—	570	2,494	251,672	7,831	262,567
Manufactured housing (5)	3,461	2,297	5,758	1,818	97,062	3,236	107,874
Other consumer	—	—	—	45	3,006	226	3,277
Total	$4,083	$2,297	$6,380	$14,627	$6,053,950	$39,317	$6,114,274
	December 31, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,905,789	$3,650	$2,909,439
Commercial and industrial	39	—	39	1,973	799,595	1,552	803,159
Commercial real estate - owner occupied	268	—	268	2,700	292,312	12,961	308,241
Commercial real estate - non-owner occupied	1,997	—	1,997	1,307	940,895	12,056	956,255
Construction	—	—	—	—	87,006	234	87,240
Residential real estate	2,986	—	2,986	2,202	257,984	8,441	271,613
Manufactured housing (5)	3,752	2,805	6,557	2,449	101,132	3,352	113,490
Other consumer	107	—	107	140	3,227	234	3,708
Total	$9,149	$2,805	$11,954	$10,771	$5,387,940	$42,480	$5,453,145

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of June 30, 2016 and December 31, 2015, the Bank had $1.0 million and $1.2 million, respectively, of residential real estate held in other real estate owned. As of June 30, 2016 and December 31, 2015, the Bank had initiated foreclosure proceedings on $1.0 million and $0.6 million, respectively, on loans secured by residential real estate.

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
The changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 and the loans and allowance for loan losses by loan class based on impairment evaluation method as of June 30, 2016 and December 31, 2015 are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.

Three Months Ended June 30, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2016	$12,135	$9,959	$1,410	$8,548	$1,264	$3,676	$468	$145	$37,605
Charge-offs	—	(537)	—	—	—	(413)	—	(190)	(1,140)
Recoveries	—	55	—	—	24	1	—	—	80
Provision for loan losses	233	893	172	(65)	(79)	271	(28)	155	1,552
Ending Balance, June 30, 2016	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097
Six Months Ended June 30, 2016
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	(537)	—	—	—	(413)	—	(232)	(1,182)
Recoveries	—	111	—	8	457	1	—	—	577
Provision for loan losses	352	1,932	234	55	(322)	649	(54)	209	3,055
Ending Balance, June 30, 2016	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097
As of June 30, 2016
Loans:
Individually evaluated for impairment	$386	$28,564	$9,840	$5,962	$—	$4,270	$8,850	$44	$57,916
Collectively evaluated for impairment	3,304,609	814,372	326,446	1,122,972	99,381	250,466	95,788	3,007	6,017,041
Loans acquired with credit deterioration	3,561	932	12,520	10,777	234	7,831	3,236	226	39,317
	$3,308,556	$843,868	$348,806	$1,139,711	$99,615	$262,567	$107,874	$3,277	$6,114,274
Allowance for loan losses:
Individually evaluated for impairment	$202	$3,183	$—	$177	$—	$104	$—	$—	$3,666
Collectively evaluated for impairment	12,166	6,968	1,582	4,535	1,209	2,491	96	53	29,100
Loans acquired with credit deterioration	—	219	—	3,771	—	940	344	57	5,331
	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097

Three Months Ended June 30, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2015	$8,196	$6,747	$4,583	$9,738	$852	$2,995	$346	$109	$33,566
Charge-offs	—	(1,213)	(270)	—	(295)	(26)	—	—	(1,804)
Recoveries	—	58	1	—	172	572	—	2	805
Provision for loan losses	538	8,470	(663)	(3,428)	115	(86)	(30)	8	4,924
Ending Balance, June 30, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491
Six Months Ended June 30, 2015
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(1,234)	(343)	(245)	(1,064)	(26)	—	(36)	(2,948)
Recoveries	—	103	1	—	187	572	—	85	948
Provision for loan losses	241	10,409	(343)	(2,643)	674	211	54	(44)	8,559
Ending Balance, June 30, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491
As of December 31, 2015
Loans:
Individually evaluated for impairment	$661	$17,621	$8,329	$4,831	$—	$4,726	$8,300	$140	$44,608
Collectively evaluated for impairment	2,905,128	783,986	286,951	939,368	87,006	258,446	101,838	3,334	5,366,057
Loans acquired with credit deterioration	3,650	1,552	12,961	12,056	234	8,441	3,352	234	42,480
	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,990	$1	$148	$—	$84	$—	$50	$2,273
Collectively evaluated for impairment	12,016	6,650	1,347	3,858	1,074	2,141	98	28	27,212
Loans acquired with credit deterioration	—	224	—	4,414	—	1,073	396	55	6,162
	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Certain manufactured housing loans were purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At June 30, 2016 and December 31, 2015, funds available for reimbursement, if necessary, were $1.2 million and $1.2 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Loans Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of June 30, 2016 and December 31, 2015 and the average recorded investment and interest income recognized for the three and six months ended June 30, 2016 and 2015. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$—	$—	$220	$—
Commercial and industrial	20,833	22,911	—	19,892	286	17,280	473
Commercial real estate owner occupied	9,840	9,840	—	9,882	108	9,360	202
Commercial real estate non-owner occupied	5,427	5,426	—	4,755	—	4,595	15
Other consumer	44	44	—	45	—	46	—
Residential real estate	3,871	3,871	—	4,013	20	4,119	44
Manufactured housing	8,850	8,850	—	8,874	172	8,683	281
With an allowance recorded:
Multi-family	386	386	202	390	5	260	10
Commercial and industrial	7,731	7,731	3,183	8,034	41	7,211	112
Commercial real estate owner occupied	—	—	—	6	—	8	—
Commercial real estate non-owner occupied	535	535	177	538	2	544	4
Other consumer	—	—	—	27	—	48	—
Residential real estate	399	399	104	544	—	494	—
Total	$57,916	$59,993	$3,666	$57,000	$634	$52,868	$1,141

	December 31, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$661	$661	$—	$—	$—	$—	$—
Commercial and industrial	12,056	13,028	—	7,122	439	9,356	604
Commercial real estate owner occupied	8,317	8,317	—	5,175	122	6,177	185
Commercial real estate non-owner occupied	4,276	4,276	—	6,805	246	8,135	374
Construction	—	—	—	1,497	—	1,773	—
Other consumer	48	48	—	35	—	30	—
Residential real estate	4,331	4,331	—	3,924	21	3,841	42
Manufactured housing	8,300	8,300	—	4,747	186	4,027	209
With an allowance recorded:
Commercial and industrial	5,565	5,914	1,990	10,686	96	7,735	101
Commercial real estate - owner occupied	12	12	1	18	—	20	—
Commercial real estate non-owner occupied	555	555	148	1,072	7	1,177	7
Other consumer	92	92	50	73	—	87	—
Residential real estate	395	395	84	454	—	424	—
Total	$44,608	$45,929	$2,273	$41,608	$1,117	$42,782	$1,522
Troubled Debt Restructurings
At June 30, 2016 and December 31, 2015, there were $14.1 million and $11.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2016 and 2015. There were no modifications that involved forgiveness of debt.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Interest-rate reductions	16	$535	109	$5,012
Total	16	$535	109	$5,012

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	3	$1,995	—	$—
Interest-rate reductions	39	1,399	112	5,417
Total	42	$3,394	112	$5,417
The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	2	$608
Commercial real estate non-owner occupied	—	—	—	—
Manufactured housing	14	319	106	4,193
Residential real estate	2	216	1	211
Total loans	16	$535	109	$5,012

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	1	$76	2	$608
Commercial real estate non-owner occupied	1	1,844	—	—
Manufactured housing	37	1,183	108	4,400
Residential real estate	3	291	2	409
Total loans	42	$3,394	112	$5,417
As of June 30, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
As of June 30, 2016, two manufactured housing loans totaling $0.1 million that were modified in TDRs within the past twelve months, defaulted on payments. As of June 30, 2015, there were no loans modified in TDRs within the past twelve months that defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There were no specific allowances as a result of TDR modifications during the three and six months ended June 30, 2016. There were two specific allowances resulting from TDR modifications during the three and six months ended June 30, 2015, including $70 thousand for one commercial and industrial loan and $20 thousand for one residential real estate loan.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
(amounts in thousands)
Accretable yield balance as of March 31,	$12,622	$15,424
Accretion to interest income	(499)	(578)
Reclassification from nonaccretable difference and disposals, net	(958)	(544)
Accretable yield balance as of June 30,	$11,165	$14,302

	Six Months Ended June 30,
	2016	2015
(amounts in thousands)
Accretable yield balance as of December 31,	$12,947	$17,606
Accretion to interest income	(969)	(1,239)
Reclassification from nonaccretable difference and disposals, net	(813)	(2,065)
Accretable yield balance as of June 30,	$11,165	$14,302

Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
Losses incurred on covered loans were eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans were subject to evaluation. Decreases in the present value of expected cash flows on the covered loans were recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset was increased reflecting an estimated future collection from the FDIC, which was recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increased such that a previously recorded impairment could be reversed, the Bank recorded a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows from the FDIC loss sharing receivable, when there are no previously recorded impairments, were considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements were recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense).
On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements are not presented as covered assets as of June 30, 2016. As of June 30, 2016, the negotiated settlement amount of $1.4 million was recorded in "Accrued interest payable and other liabilities" on the consolidated balance sheet.
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effects of the estimated clawback liability and the termination agreement, for the three and six months ended June 30, 2016 and 2015.

	Allowance for Loan Losses
	Three Months Ended June 30,
(amounts in thousands)	2016	2015
Ending balance as of March 31,	$37,605	$33,566
Provision for loan losses (1)	1,552	4,924
Charge-offs	(1,140)	(1,804)
Recoveries	80	805
Ending balance as of June 30,	$38,097	$37,491

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended June 30,
(amounts in thousands)	2016	2015
Ending balance as of March 31,	$(2,544)	$3,427
Increased (decreased) estimated cash flows (2)	766	(4,411)
Other activity, net (a)	49	334
Cash payments to (receipts from) the FDIC	348	(805)
Ending balance as of June 30,	$(1,381)	$(1,455)

(1) Provision for loan losses	$1,552	$4,924
(2) Effect attributable to FDIC loss share arrangements	(766)	4,411
Net amount reported as provision for loan losses	$786	$9,335

(a) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing arrangements.

	Allowance for Loan Losses
	Six months ended June 30,
(amounts in thousands)	2016	2015
Ending balance as of December 31,	$35,647	$30,932
Provision for loan losses (1)	3,055	8,559
Charge-offs	(1,182)	(2,948)
Recoveries	577	948
Ending balance as of June 30,	$38,097	$37,491

	FDIC Loss Sharing Receivable/ Clawback Liability
	Six months ended June 30,
(amounts in thousands)	2016	2015
Ending balance as of December 31,	$(2,083)	$2,320
Increased (decreased) estimated cash flows (2)	289	(3,740)
Other activity, net (a)	(255)	468
Cash payments to (receipts from) the FDIC	668	(503)
Ending balance as of June 30,	$(1,381)	$(1,455)

(1) Provision for loan losses	$3,055	$8,559
(2) Effect attributable to FDIC loss share arrangements	(289)	3,740
Net amount reported as provision for loan losses	$2,766	$12,299

(a) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualified for reimbursement under the loss sharing arrangements.
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
“3” – Pass/Strong
Loans rated 3 are those loans for which the borrowers have above average financial condition and flexibility; more than satisfactory debt service coverage; balance sheet and operating ratios are consistent with or better than industry peers; operate in industries with little risk; move in diversified markets; and are experienced and competent in their industry. These borrowers’ access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.
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

The following tables present the credit ratings of loans receivable as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,306,759	$815,210	$336,283	$1,133,554	$99,615	$259,894	$—	$—	$5,951,315
Special Mention	386	21,588	7,944	3,700	—	—	—	—	33,618
Substandard	1,411	7,070	4,579	2,457	—	2,673	—	—	18,190
Performing (1)	—	—	—	—	—	—	100,298	3,232	103,530
Non-performing (2)	—	—	—	—	—	—	7,576	45	7,621
Total	$3,308,556	$843,868	$348,806	$1,139,711	$99,615	$262,567	$107,874	$3,277	$6,114,274

	December 31, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,907,362	$784,892	$295,762	$950,886	$87,240	$268,210	$—	$—	$5,294,352
Special Mention	661	14,052	7,840	1,671	—	282	—	—	24,506
Substandard	1,416	4,215	4,639	3,698	—	3,121	—	—	17,089
Performing (1)	—	—	—	—	—	—	104,484	3,461	107,945
Non-performing (2)	—	—	—	—	—	—	9,006	247	9,253
Total	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

NOTE 9 - SHAREHOLDERS’ EQUITY

On April 28, 2016, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, (the “Series E Preferred Stock”) par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series E Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.45% from the original issue date to, but excluding, June 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.14% per annum. Customers received net proceeds of $55.6 million from the offering, after deducting offering costs.

On January 29, 2016, Customers Bancorp issued 1,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, (the "Series D Preferred Stock") par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series D Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum. Customers received net proceeds of $24.1 million from the offering, after deducting offering costs.

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, (the "Series C Preferred Stock") par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series C Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum. Customers received net proceeds of $55.6 million from the offering, after deducting offering costs.

The net proceeds from the preferred offerings will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.

Dividends on the Series C, Series D and Series E Preferred Stock will not be cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C, Series D and Series E Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C, Series D and Series E Preferred Stock for any future dividend period.

The Series C, Series D and Series E Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C, Series D and Series E Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020 for Series C Preferred Stock, March 15, 2021 for Series D Preferred Stock and June 15, 2021 for Series E Preferred Stock and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C, Series D and Series E Preferred Stock is subject to prior approval of the Board of Governors of the Federal Reserve System. The Series C, Series D and Series E Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series C, Series D and Series E Preferred Stock do not have any voting rights.

On June 15, 2016, Customers made the following dividend payments to shareholders of record as of May 31, 2016:

•	a cash dividend on its Series C Preferred Stock of $0.437500 per share.

•	a cash dividend on its Series D Preferred Stock of $0.40625 per share.

•	a cash dividend on its Series E Preferred Stock of $0.21052 per share.

On March 15, 2016, Customers made the following dividend payments to shareholders of record as of February 29, 2016:

•	a cash dividend on its Series C Preferred Stock of $0.4375 per share.

•	a cash dividend on its Series D Preferred Stock of $0.2076 per share.

NOTE 10 — SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2016.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(amounts in thousands, except weighted-average exercise price)
Outstanding at December 31, 2015	3,731,761	$14.33
Granted	20,000	25.18
Exercised	(40,669)	10.32		$565
Forfeited	(275)	18.19
Outstanding at June 30, 2016	3,710,817	$14.44	6.32	$39,696
Exercisable at June 30, 2016	896,061	$9.58	4.06	$13,935

Cash received from the exercise of options during the six months ended June 30, 2016 was $0.4 million with a related tax benefit of $0.2 million.
Restricted Stock Units
There were 247,285 restricted stock units granted during the six months ended June 30, 2016. Of the aggregate restricted stock units granted, 86,654 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting with one third of the amount vesting annually or a three-year cliff vesting. The following table summarizes restricted stock unit activity for the six months ended June 30, 2016.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at December 31, 2015	873,264	$14.24
Granted	247,285	23.85
Vested	(97,664)	14.82
Forfeited	(623)	21.18
Outstanding and unvested at June 30, 2016	1,022,262	$16.51
Total share-based compensation expense for the three months ended June 30, 2016 and 2015 was $1.6 million and $1.2 million, respectively. Total share-based compensation expense for the six months ended June 30, 2016 and 2015 was $3.0 million and $2.4 million, respectively.
Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. During the six months ended June 30, 2016, Customers Bancorp issued 16,552 shares of voting common stock with a fair value of $0.4 million to directors as compensation for their services during the first six months of 2016. The fair values were determined based on the opening price of the common stock on the day the shares were issued.

NOTE 11 — REGULATORY CAPITAL
The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). At June 30, 2016 and December 31, 2015, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
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

To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, Tier 1 risk based, total risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$528,603	6.815%	$397,491	5.125%	N/A	N/A
Customers Bank	$684,682	8.856%	$396,238	5.125%	$502,546	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$663,873	8.560%	$513,830	6.625%	N/A	N/A
Customers Bank	$684,682	8.856%	$512,210	6.625%	$618,518	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$808,127	10.419%	$668,949	8.625%	N/A	N/A
Customers Bank	$831,513	10.755%	$666,839	8.625%	$773,147	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$663,873	7.143%	$371,756	4.000%	N/A	N/A
Customers Bank	$684,682	7.385%	$370,840	4.000%	$463,551	5.000%
As of December 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

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

Effective January 1, 2016, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2016 and December 31, 2015:
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
Impaired loans:
Impaired loans are those loans that are accounted for under ASC 310, Receivables, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bank generally uses commitments on hand from third party investors to estimate an exit price, and adjusts for the probability of the commitment being exercised based on the Bank’s internal experience (i.e., pull-through rate). These assets and liabilities are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Derivative assets and liabilities are presented in "Other assets" and "Accrued interest payable and other liabilities" on the consolidated balance sheet.
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

The estimated fair values of Customers' financial instruments at June 30, 2016 and December 31, 2015 were as follows:

			Fair Value Measurements at June 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$302,796	$302,796	$302,796	$—	$—
Investment securities, available for sale	547,935	547,935	16,693	531,242	—
Loans held for sale	2,301,821	2,301,821	—	2,274,294	27,527
Loans receivable, net of allowance for loan losses	6,076,479	6,105,391	—	—	6,105,391
FHLB, Federal Reserve Bank and other restricted stock	111,418	111,418	—	111,418	—
Derivatives	19,492	19,492	—	19,335	157
Liabilities:
Deposits	$6,751,259	$6,762,470	$4,020,501	$2,741,969	$—
Federal funds purchased	61,000	61,000	61,000	—	—
FHLB advances	1,906,900	1,908,421	1,646,900	261,521	—
Other borrowings	86,790	88,579	63,579	25,000	—
Subordinated debt	108,734	110,000	—	110,000	—
Derivatives	27,624	27,624	—	27,624	—

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$264,593	$264,593	$264,593	$—	$—
Investment securities, available for sale	560,253	560,253	19,212	541,041	—
Loans held for sale	1,797,064	1,797,458	—	1,757,807	39,651
Loans receivable, net of allowance for loan losses	5,417,832	5,353,903	—	—	5,353,903
FHLB, Federal Reserve Bank and other restricted stock	90,841	90,841	—	90,841	—
Derivatives	9,295	9,295	—	9,250	45
Liabilities:
Deposits	$5,909,501	$5,911,754	$3,561,905	$2,349,849	$—
Federal funds purchased	70,000	70,000	70,000	—	—
FHLB advances	1,625,300	1,625,468	1,365,300	260,168	—
Other borrowings	86,457	93,804	68,867	24,937	—
Subordinated debt	108,685	110,825	—	110,825	—
Derivatives	13,932	13,932	—	13,932	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$271,976	$—	$271,976
Agency guaranteed commercial real estate mortgage-backed securities	—	213,554	—	213,554
Corporate notes	—	45,712	—	45,712
Equity securities	16,693	—	—	16,693
Derivatives	—	19,335	157	19,492
Loans held for sale – fair value option	—	2,274,294	—	2,274,294
Total assets - recurring fair value measurements	$16,693	$2,824,871	$157	$2,841,721
Liabilities
Derivatives	$—	$27,624	$—	$27,624
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $3,666	$—	$—	$5,385	$5,385
Other real estate owned	—	—	688	688
Total assets - nonrecurring fair value measurements	$—	$—	$6,073	$6,073

	December 31, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$298,104	$—	$298,104
Agency-guaranteed commercial real estate mortgage-backed securities	—	202,870	—	202,870
Corporate notes	—	40,067	—	40,067
Equity securities	19,212	—	—	19,212
Derivatives	—	9,250	45	9,295
Loans held for sale – fair value option	—	1,757,807	—	1,757,807
Total assets - recurring fair value measurements	$19,212	$2,308,098	$45	$2,327,355
Liabilities
Derivatives	$—	$13,932	$—	$13,932
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,273	$—	$—	$4,346	$4,346
Other real estate owned	—	—	358	358
Total assets - nonrecurring fair value measurements	$—	$—	$4,704	$4,704

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015 are summarized as follows.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
	2016	2015
(amounts in thousands)
Balance at March 31	$73	$87
Issuances	157	71
Settlements	(73)	(87)
Balance at June 30	$157	$71

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
	2016	2015
(amounts in thousands)
Balance at December 31	$45	$43
Issuances	230	158
Settlements	(118)	(130)
Balance at Balance at June 30	$157	$71

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and six months ended June 30, 2016 and 2015.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2016 and December 31, 2015 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans	$5,385	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	688	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	157	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans	$4,346	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	358	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	94%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and six months ended June 30, 2016 and 2015, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $2.8 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At June 30, 2016 and December 31, 2015, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At June 30, 2016, Customers had 70 interest rate swaps with an aggregate notional amount of $546.1 million related to this program. At December 31, 2015, Customers had 62 interest rate swaps with an aggregate notional amount of $461.0 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2016 and December 31, 2015, Customers had an outstanding notional balance of residential mortgage loan commitments of $8.2 million and $2.8 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At June 30, 2016 and December 31, 2015, Customers had an outstanding notional balances of credit derivatives of $36.0 million and $19.3 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$7,287
Total		$—		$7,287
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$19,063	Other liabilities	$20,299
Credit contracts	Other assets	272	Other liabilities	38
Residential mortgage loan commitments	Other assets	157	Other liabilities	—
Total		$19,492		$20,337

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$4,477
Total		$—		$4,477
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,088	Other liabilities	$9,455
Credit contracts	Other assets	162	Other liabilities	—
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$9,295		$9,455

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(14)
Credit contracts	Other non-interest income	23
Residential mortgage loan commitments	Mortgage loan and banking income	84
Total		$93

	Three Months Ended June 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$588
Credit contracts	Other non-interest income	(66)
Residential mortgage loan commitments	Mortgage loan and banking income	(17)
Total		$505

	Six Months Ended June 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(486)
Credit contracts	Other non-interest income	272
Residential mortgage loan commitments	Mortgage loan and banking income	112
Total		$(102)

	Six Months Ended June 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$710
Credit contracts	Other non-interest income	(36)
Residential mortgage loan commitments	Mortgage loan and banking income	28
Total		$702

	Three Months Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(508)	Interest expense	$(603)

	Three Months Ended June 30, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$279	Interest expense	$—

(1)	Amounts presented are net of taxes

	Six Months Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(2,133)	Interest expense	$(603)

	Six Months Ended June 30, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(889)	Interest expense	$—

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of June 30, 2016, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $28.6 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at June 30, 2016 had posted $28.3 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At June 30, 2016

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At June 30, 2016

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$27,586	$—	$27,586	$—	$27,586	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2015

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2015

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$13,932	$—	$13,932	$—	$13,932	$—

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2016. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2015 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended June 30, 2016.
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
Second Quarter Events of Note
Customers Bancorp continued its strong financial performance through second quarter 2016, with earnings of $17.4 million or $0.60 per fully diluted share. Total assets reached $9.7 billion at June 30, 2016, an increase of $1.3 billion from December 31, 2015. Customers achieved significant organic loan and deposit growth as loan balances increased $1.2 billion to $8.4 billion and deposits increased $0.8 billion to $6.8 billion at June 30, 2016 compared to December 31, 2015. Customers plans to moderate its balance sheet growth in the second half of the year. Asset quality remained exceptional with non-performing loans only 0.17% of total loans at June 30, 2016, reflecting Customers' conservative lending practices and continued focus on positive operating leverage and risk management. Capital levels continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for the Bancorp and the Bank at June 30, 2016. Customers issued $57.5 million of non-cumulative perpetual preferred stock in a public offering during second quarter 2016, which qualifies as Tier 1 capital under regulatory capital guidelines. The return on average common equity was 13.03% for second quarter 2016, and the return on average assets was 0.84%.
Of significant note is the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform. The discussion that follows describes the Disbursement business, the combination of that business with the BankMobile platform, and Customers' strategic plans for operating the combined businesses over the next two years.

Customers Bank acquired the Disbursement business of Higher One effective with the close of business on June 15, 2016.  The Disbursement business consists primarily of assets, liabilities, technology and patents used to assist higher educational institutions in their distributions of Title IV monies to students. Specifically, many college students upon admission to a college will apply for Federal student loans and grants.  The students make their applications through a college, university or other qualifying educational institution.  Upon enrollment at the educational institution, the institution will submit the financial aid request to the Department of Education ("ED") on behalf of the student.  The ED will send the approved financial aid monies to the institution. The institution will subtract tuition, fees, and other charges from the amount of aid received by the student. Any excess funds received by the institution must be made available to the student within time frames prescribed in ED regulations.  The institution will send the funds, also known as financial aid refunds ("FARs"), for students receiving amounts along with key contact information.  The Disbursement business then communicates with the student via a U.S. postal service mailing and e-mails with instructions to proceed to a dedicated website to complete documentation in order to receive funds due to the student.  The student, among other options, is presented with a choice as to whether to send the funds due to them to an existing bank account via ACH and provide account information, receive a check for the funds (if the educational institution allows paper checks to be disbursed), or open an account with now Customers Bank.  If the student elects to open a bank account with Customers, an account is opened and the student's funds due are deposited into the Customers Bank bank account the same business day the file and funds are received.  The student is given access to the student's monies via an internet based virtual debit card, through a plastic debit card, and normal capabilities of a checking account.

Customers Bank has combined the Disbursement business with its existing BankMobile business.  In combining the businesses, Customers now provides deposit services to approximately 2.1 million student bank customers with the primary channel of delivery via online banking and the smart phone. The combination of online banking and the smart phone technology with the Disbursement business distribution channels is anticipated to give Customers Bank 500,000 or more new deposit accounts annually.

Customers has significantly altered the revenue and expense business model that was followed when the business was owned by Higher One. Customers' virtual debit card and plastic debit card give the students access to their money 24 hours per day 365 days per year, in a no or low fee product.  In Customers' business model, the fees received by Customers for providing this service to students are predominately paid by merchants servicing the students through interchange fees paid by the merchant.  Customers Bank also charges the educational providers a fee for the program.  Fees are also paid by students for out-of-network ATM use (the student has free use of approximately 43,000 ATMs across the United States and 55,000 across the world), lost cards that must be replaced, and fees for specific uses of bank product offerings.

Customers' strategy is to provide unmatched valuable service to students at low to no cost while they are attending school, develop student loyalty by providing high quality services and anticipating student financial needs, develop long term customer loyalty while the student is in college, and then work to retain the post graduate student for a lifetime customer.  The economics of the Customers Bank business model are intended to be reasonably profitable, while providing valuable financial services to the student, and enjoy the benefit of higher balances and greater account usage in the post college years that Customers retains the student as a customer.

Currently under federal law and regulation, Customers Bancorp, Inc. must remain under $10 billion in total assets as of December 31 of each year to qualify as a small issuer of debit cards and receive the optimal debit card processing fee.  Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income, perhaps as much as 70 percent of the current interchange fee expected.  Failure to qualify for the small business exception would mean the business would operate unprofitably or additional fees would need to be charged to students to replace the lost revenue.  Customers has further stated its intent to dispose of this business through an initial public offering of BankMobile shares, sale to third-party investors, or the issuance of BankMobile common stock to existing investors in a spin-off transaction within the next two years, depending upon market conditions and opportunities.

As previously noted, Customers has substantively changed the Disbursement business revenue model to eliminate or reduce many of the fees previously charged by this business.  Customers anticipates total revenues derived from the Disbursement business in the first full year of operation of approximately $65 million, predominately from interchange but also including fees from educational institutions participating in the program and other miscellaneous fees for specific services.  Customers also anticipates that expenses of operating the Disbursement business will be of a similar amount as revenues, not including allocation of Customers Bancorp overhead to the Disbursement business.  It is further anticipated that the Disbursement business will operate at approximately break even over the next twelve months.  Although these represent management’s preliminary expectations regarding revenues, expenses and results of operations regarding the Disbursement business, the integration of the Disbursement business and implementation of Customers’ business model for the Disbursement business are ongoing, and actual results may differ materially from these preliminary expectations.

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net income available to common shareholders increased $6.3 million, or 57.2%, to $17.4 million for the three months ended June 30, 2016, compared to $11.0 million for the three months ended June 30, 2015. The increased net income available to common shareholders resulted from an increase in net interest income of $16.6 million, largely reflecting the loan portfolio growth of the past year, a reduction in provision expense of $8.5 million, and an increase in non-interest income of $1.9 million, offset in part by an increase in non-interest expense of $12.5 million, an increase in income tax expense of $6.6 million, and an increase in preferred stock dividends of $1.6 million.
Net interest income increased $16.6 million, or 35.7%, for the three months ended June 30, 2016 to $63.2 million, compared to $46.6 million for the three months ended June 30, 2015. This increase resulted principally from higher average loan and security balances of $2.2 billion as well as a 10 basis point expansion in net interest margin to 2.83% in second quarter 2016.
The provision for loan losses decreased $8.5 million to $0.8 million for the three months ended June 30, 2016, compared to $9.3 million for the same period in 2015. The second quarter 2016 provision for loan losses included provisions for loan growth and impairment measured on specific loans of $2.1 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans and a reduction in the estimated amount owed to the FDIC for previous FDIC assisted acquisitions totaling $1.3 million. The second quarter 2015 provision included a provision of $6.0 million for a fraudulent loan that was charged off in full during 2015.
Non-interest income increased $1.9 million during the three months ended June 30, 2016 to $8.3 million, compared to $6.4 million for the three months ended June 30, 2015. The increase in second quarter 2016 was primarily a result of $2.2 million of interchange and other fees received from the acquired Disbursement business.
Non-interest expense increased $12.5 million during the three months ended June 30, 2016 to $38.2 million, compared to $25.7 million during the three months ended June 30, 2015. Second quarter 2016 operating expenses included approximately $3.2 million of Disbursement business expenses (salaries and employee benefits of $0.7 million, professional services of $0.5 million, technology, communication and bank operations of $0.9 million, and other expenses of $1.1 million) and one-time acquisition related expenses of $0.9 million (predominately for professional services). The second quarter 2015 non-interest expenses reflected an adjustment for Pennsylvania shares taxes which reduced expense by $2.3 million. The remaining increases in salary and employee benefits, regulatory assessments and fees, professional services, technology, and occupancy expenses resulted largely from the increases in resources and services necessary to support and operate a $9.7 billion bank.
Income tax expense increased $6.6 million in the three months ended June 30, 2016 to $13.0 million, compared to $6.4 million in the same period of 2015. The increase in income tax expense was driven primarily from increased taxable income of $14.5 million in second quarter 2016 compared to second quarter 2015. Customers’ second quarter 2016 income tax expense reflected an estimated effective tax rate of 40.1% compared to second quarter 2015 tax expense of $6.4 million with an effective tax rate of 35.6%. During second quarter 2016, Customers evaluated its apportionment factors and estimated that, due to the increasing proportion of income producing assets domiciled in New York, particularly in New York City, Customers' effective tax rate for full year 2016 would be approximately 38.0% (prior to the consideration of any return to provision true-ups that may be necessary upon the completion of the federal and state tax returns). The 40.1% second quarter 2016 effective rate reflects recording the higher estimated taxes for the first six months of 2016 during the second quarter 2016.
Preferred stock dividends increased $1.6 million due to the accrual of dividends on the Series C, Series D and Series E Preferred Stock in second quarter 2016 compared to only the accrual of dividends on the Series C Preferred Stock in second quarter 2015.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest-earning deposits	$213,509	$273	0.51%	$290,241	$186	0.26%
Investment securities (A)	550,130	3,638	2.65%	384,324	2,253	2.34%
Loans held for sale	2,056,929	17,429	3.41%	1,692,622	13,522	3.20%
Loans receivable (B)	6,050,895	59,013	3.92%	4,404,304	42,801	3.90%
Other interest-earning assets	102,599	968	3.79%	77,822	921	4.75%
Total interest-earning assets	8,974,062	81,321	3.64%	6,849,313	59,683	3.49%
Non-interest-earning assets	285,138			257,275
Total assets	$9,259,200			$7,106,588
Liabilities
Interest checking accounts	$149,863	208	0.56%	$128,537	164	0.51%
Money market deposit accounts	3,068,321	4,381	0.57%	2,319,306	3,057	0.53%
Other savings accounts	39,573	22	0.23%	36,160	26	0.29%
Certificates of deposit	2,515,688	6,531	1.04%	1,915,161	4,898	1.03%
Total interest-bearing deposits	5,773,445	11,142	0.78%	4,399,164	8,145	0.74%
Borrowings	2,014,452	7,021	1.40%	1,507,870	4,980	1.32%
Total interest-bearing liabilities	7,787,897	18,163	0.94%	5,907,034	13,125	0.89%
Non-interest-bearing deposits	759,373			669,411
Total deposits and borrowings	8,547,270		0.85%	6,576,445		0.80%
Other non-interest-bearing liabilities	56,870			33,586
Total liabilities	8,604,140			6,610,031
Shareholders’ Equity	655,060			496,557
Total liabilities and shareholders’ equity	$9,259,200			$7,106,588
Net interest earnings		63,158			46,558
Tax-equivalent adjustment (C)		98			107
Net interest earnings		$63,256			$46,665
Interest spread			2.79%			2.69%
Net interest margin			2.83%			2.73%
Net interest margin tax equivalent (C)			2.83%			2.73%

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

	Three Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest-earning deposits	$146	$(59)	$87
Investment securities	317	1,068	1,385
Loans held for sale	890	3,017	3,907
Loans receivable	268	15,944	16,212
Other interest-earning assets	(208)	255	47
Total interest income	1,413	20,225	21,638
Interest expense:
Interest checking accounts	16	28	44
Money market deposit accounts	279	1,045	1,324
Savings accounts	(6)	2	(4)
Certificates of deposit	89	1,544	1,633
Total interest-bearing deposits	378	2,619	2,997
Borrowings	300	1,741	2,041
Total interest expense	678	4,360	5,038
Net interest income	$735	$15,865	$16,600
Net interest income for the three months ended June 30, 2016 was $63.2 million, an increase of $16.6 million, or 35.7%, from net interest income for second quarter 2015, as average loan and security balances increased $2.2 billion. Net interest margin expanded by 10 basis points to 2.83% from second quarter 2015.

•	Commercial loan average balances increased $886 million, including commercial loans to mortgage banking companies, in second quarter 2016 compared to second quarter 2015.

•	Multi-family average loan balances increased $1.2 billion.

•	The increased yields from variable rate commercial loans and the investment portfolio more than offset the slightly higher funding costs.
The increases in loan volumes were the result of focused efforts by Customers' lending teams to execute an organic growth strategy.
Interest expense on total interest-bearing deposits increased $3.0 million in second quarter 2016 compared to second quarter 2015. This increase resulted from increased deposit volume as average interest-bearing deposits increased $1.4 billion for the three months ended June 30, 2016 compared to average interest-bearing deposits for the three months ended June 30, 2015. The average rate on interest-bearing deposits increased 4 basis points for the second quarter 2016 compared to second quarter 2015.
Interest expense on borrowings increased $2.0 million in second quarter 2016 compared to second quarter 2015. This increase was primarily driven by increased volumes as average borrowings for the three months ended June 30, 2016, which increased by $506.6 million when compared to average borrowings for the three months ended June 30, 2015. The average rate on borrowings increased 8 basis points for second quarter 2016 compared to second quarter 2015 due to higher rates on short term borrowings used to fund commercial loans to mortgage banking companies.

Customers’ net interest margin (tax equivalent) increased by 10 basis points to 2.83% for the three months ended June 30, 2016 compared to the prior year period, as the increased yields from variable rate commercial loans and the investment portfolio more than offset the slightly higher funding costs.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income. The loan portfolio is reviewed quarterly to assess and measure both the performance of the portfolio and the adequacy of the allowance for loan losses.
The provision for loan losses decreased by $8.5 million to $0.8 million for the three months ended June 30, 2016, compared to $9.3 million for the same period in 2015. The second quarter 2016 provision for loan losses included provisions for loan growth and impairment measured on specific loans of $2.1 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans and a reduction in the estimated amount owed to the FDIC for previous FDIC assisted acquisitions totaling $1.3 million. The second quarter 2015 provision included a provision of $6.0 million for a fraudulent loan that was fully charged off during 2015.
For more information about provision expense, the allowance for loan losses, and Customers' loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
(amounts in thousands)
Mortgage warehouse transactional fees	$3,074	$2,799
Interchange and card revenue	1,890	132
Bank-owned life insurance	1,120	1,169
Deposit fees	787	247
Gain on sale of loans	285	827
Mortgage loans and banking income	285	287
Gain (loss) on sale of investment securities	—	(69)
Other	816	1,001
Total non-interest income	$8,257	$6,393
Non-interest income increased $1.9 million during the three months ended June 30, 2016 to $8.3 million, compared to $6.4 million for the three months ended June 30, 2015. The increase in second quarter 2016 was primarily a result of $2.2 million of interchange and other fees received from the acquired Disbursement business and a $0.3 million increase in mortgage warehouse transactional fees due to increased volume of warehouse transactions. These increases were offset in part by reduced gains realized from sales of loans in second quarter 2016 of $0.5 million driven primarily by decreased Small Business Administration ("SBA") loan sales as compared to second quarter 2015. There were no sales of multi-family loans during either the three months ended June 30, 2016 or June 30, 2015.

Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
(amounts in thousands)
Salaries and employee benefits	$18,107	$14,448
FDIC assessments, taxes, and regulatory fees	4,435	995
Professional services	3,636	2,792
Technology, communication and bank operations	3,854	2,838
Occupancy	2,473	2,199
Acquisition related expenses	874	—
Loan workout expense (income)	487	(13)
Other real estate owned expense (income)	183	(580)
Advertising and promotion	334	429
Other	3,800	2,552
Total non-interest expense	$38,183	$25,660
Non-interest expense was $38.2 million for the three months ended June 30, 2016, an increase of $12.5 million from non-interest expense of $25.7 million for the three months ended June 30, 2015.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $3.7 million, or 25.3%, to $18.1 million for the three months ended June 30, 2016. The increase was primarily related to headcount growth needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios, and the increased deposits. Total team members increased to 773 full-time equivalents at June 30, 2016 from 491 full-time equivalents at June 30, 2015. The increase in full-time equivalents was primarily related to the acquisition of the Disbursement business which added approximately 225 team members during June 2016, with the remaining team members added to support the growth of the Bank.
FDIC assessments, taxes, and regulatory fees increased by $3.4 million, or 345.7%, to $4.4 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015. This increase was primarily attributable to an adjustment recorded in second quarter 2015 that reduced Pennsylvania shares tax expense by $2.3 million and increased FDIC insurance assessments in second quarter 2016 driven mainly by the organic growth of the Bank.
Professional services increased by $0.8 million or 30.2%, to $3.6 million for the three months ended June 30, 2016 from $2.8 million for the three months ended June 30, 2015. The increase was primarily related to additional professional services expenses driven by the growth of the Bank and service charges paid for the FHLB letter of credit used to collateralize municipal deposits.
Technology, communication and bank operations expenses increased by $1.0 million, or 35.8%, to $3.9 million for the three months ended June 30, 2016 from $2.8 million for the three months ended June 30, 2015. This increase was primarily attributable to costs driven by the growth of the Bank and BankMobile Disbursement related expenses.
Acquisition related expenses were $0.9 million for the three months ended June 30, 2016 related to the acquisition of the Disbursement business from Higher One and were predominately for professional services.
Other expenses increased by $1.2 million, or 48.9% to $3.8 million for the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015. The increase was primarily related to additional expenses related to the Disbursement business and growth of the Bank.
Income Taxes
Income tax expense increased $6.6 million in the three months ended June 30, 2016 to $13.0 million, compared to $6.4 million in the same period of 2015. The increase in income tax expense was driven from increased taxable income of $14.5 million in second quarter 2016 and an increase in the effective tax rate to 40.1% for the three months ended June 30, 2016, compared to 35.6% in the same period of 2015. The increase in the effective tax rate was due to an increased proportion of income producing assets domiciled in New York, particularly in New York City and includes a true up of first quarter 2016 expense to an expected overall effective tax rate of 38.0% for 2016.
Preferred Stock Dividends

Preferred stock dividends increased $1.6 million in the three months ended June 30, 2016 due to the accrual of dividends on Customer Bancorp's Series C preferred stock issued in second quarter 2015, its Series D preferred stock issued in first quarter 2016, and its Series E preferred stock issued in the second quarter 2016, compared to three months ended June 30, 2015, which accrued for the outstanding Series C preferred stock issued in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net income available to common shareholders increased $8.8 million, or 35.1%, to $33.8 million for the six months ended June 30, 2016, compared to $25.0 million for the six months ended June 30, 2015. The increased net income available to common shareholders resulted from an increase in net interest income of $27.9 million, largely reflecting the loan portfolio growth of the past year, a reduction in provision expense of $9.5 million, and an increase in non-interest income of $1.6 million, offset in part by an increase in non-interest expense of $19.0 million, an increase in income tax expense of $8.5 million, and an increase in preferred stock dividends of $2.8 million.
Net interest income increased $27.9 million, or 30.0%, for the six months ended June 30, 2016 to $120.8 million, compared to $92.9 million for the six months ended June 30, 2015. This increase resulted principally from higher average loan and security balances of $1.9 billion as well as a 4 basis point expansion in net interest margin to 2.85% for the first six months of 2016.
The provision for loan losses decreased $9.5 million to $2.8 million for the six months ended June 30, 2016, compared to $12.3 million for the same period in 2015. The provision for loan losses of $2.8 million included provisions for loan growth, net of qualitative considerations, and impairment measured on specific loans of $4.3 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans and a reduction in the estimated amount owed to the FDIC for previous FDIC assisted acquisitions totaling $1.5 million. The second quarter 2015 provision expense included a provision of $6.0 million for a fraudulent loan that was charged off in full during 2015.
Non-interest income increased $1.6 million during the six months ended June 30, 2016 to $13.8 million, compared to $12.1 million for the six months ended June 30, 2015. The increase was primarily a result of $2.2 million of interchange and other fees received from the acquired Disbursement business offset in part by lower gains on loan sales as no multi-family loans were sold by Customers during the first six months of 2016.
Non-interest expense increased $19.0 million during the six months ended June 30, 2016 to $72.1 million, compared to $53.1 million during the six months ended June 30, 2015 primarily as a result of the $1.8 billion growth in average loan balances (loans and loans held for sale) during the period, requiring increased staffing for loan origination and administrative support of approximately $7.0 million, increased occupancy, technology and professional services expenses totaling $3.1 million, and increases in other operating expenses of $3.0 million primarily attributable to one-time charges associated with legal matters of $1.4 million and growth of the Bank. Non-interest expenses also included $3.2 million of Disbursement business expenses recorded in second quarter 2016, as well as acquisition related expenses of $1.1 million related to the acquisition of the Disbursement business and second quarter 2015 non-interest expense included an adjustment of $2.3 million that reduced Pennsylvania shares tax expense.
Income tax expense increased $8.5 million in the six months ended June 30, 2016 to $22.6 million, compared to $14.1 million in the same period of 2015. The increase in income tax expense was driven by increased taxable income of $20.1 million in the first six months of 2016 and an increase in the effective tax rate to 37.8% for the six months ended June 30, 2016, compared to 35.6% in the same period of 2015. The increase in the effective tax rate was due to an increased proportion of income producing assets domiciled in New York, particularly in New York City.
Preferred stock dividends increased $2.8 million in the six months ended June 30, 2016 principally due to the accrual of dividends on Customers' Series D Preferred Stock and Series E Preferred Stock issued in January 2016 and April 2016, respectively.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$198,938	$519	0.52%	$286,945	$364	0.25%
Investment securities, taxable (A)	556,295	7,347	2.64%	395,401	4,616	2.33%
Loans held for sale	1,810,164	31,535	3.50%	1,530,938	24,422	3.22%
Loans (B)	5,865,139	113,485	3.89%	4,383,102	85,894	3.95%
Other interest-earning assets	91,367	1,833	4.03%	76,453	3,105	8.19%
Total interest earning assets	8,521,903	154,719	3.65%	6,672,839	118,401	3.58%
Non-interest earning assets	289,814			269,231
Total assets	$8,811,717			$6,942,070
Liabilities
Interest checking	$139,234	403	0.58%	$111,304	318	0.58%
Money market	3,009,118	8,474	0.57%	2,258,416	6,078	0.54%
Other savings	40,369	44	0.22%	35,652	65	0.36%
Certificates of deposit	2,436,076	12,435	1.03%	1,855,608	9,210	1.00%
Total interest bearing deposits	5,624,797	21,356	0.76%	4,260,980	15,671	0.74%
Borrowings	1,747,640	12,579	1.45%	1,487,892	9,842	1.33%
Total interest-bearing liabilities	7,372,437	33,935	0.93%	5,748,872	25,513	0.89%
Non-interest-bearing deposits	768,473			689,047
Total deposits & borrowings	8,140,910		0.84%	6,437,919		0.80%
Other non-interest bearing liabilities	50,273			29,089
Total liabilities	8,191,183			6,467,008
Shareholders’ Equity	620,534			475,062
Total liabilities and shareholders’ equity	$8,811,717			$6,942,070
Net interest earnings		120,784			92,888
Tax-equivalent adjustment (C)		202			232
Net interest earnings		$120,986			$93,120
Interest spread			2.81%			2.78%
Net interest margin			2.85%			2.81%
Net interest margin tax equivalent (C)			2.85%			2.81%

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

	Six Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$293	$(138)	$155
Investment securities	667	2,064	2,731
Loans held for sale	2,333	4,780	7,113
Loans	(1,315)	28,906	27,591
Other interest-earning assets	(1,796)	524	(1,272)
Total interest income	182	36,136	36,318
Interest expense:
Interest checking	3	82	85
Money market deposit accounts	278	2,118	2,396
Savings	(29)	8	(21)
Certificates of deposit	243	2,982	3,225
Total interest bearing deposits	495	5,190	5,685
Borrowings	907	1,830	2,737
Total interest expense	1,402	7,020	8,422
Net interest income	$(1,220)	$29,116	$27,896
Net interest income for the six months ended June 30, 2016 was $120.8 million, an increase of $27.9 million, or 30.0%, when compared to net interest income of $92.9 million for the six months ended June 30, 2015. This increase was primarily driven by increased average loan and security balances of $1.9 billion. Net interest margin expanded by 4 basis points to 2.85% from the six months ended June 30, 2015.

•	Commercial loan average balances increased $796 million, including commercial loans to mortgage banking companies, in the first six months of 2016 compared to the first six months of 2015.

•	Multi-family average loan balances increased $1.1 billion.

•	The increased yields from variable rate commercial loans and the investment portfolio more than offset the slightly higher funding costs.
Interest expense on total interest-bearing deposits increased $5.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase primarily resulted from increased deposit volume as average interest-bearing deposits for the six months ended June 30, 2016 increased by $1.4 billion when compared to average interest-bearing deposits for the six months ended June 30, 2015. The average rate on interest-bearing deposits increased 2 basis points for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Interest expense on borrowings increased $2.7 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was driven by increased volume as average borrowings increased by $259.7 million when compared to average borrowings for the six months ended June 30, 2015, in addition to a 12 basis point increase in average rates for the period due to higher rates on short term borrowings used to fund commercial loans to mortgage companies.

Provision for Loan Losses
The provision for loan losses decreased by $9.5 million to $2.8 million for the six months ended June 30, 2016, compared to a provision of $12.3 million for the same period in 2015. The six months ended 2016 provision for loan losses included provisions for loan growth and impairment measured on specific loans of $4.3 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans and a reduction in the estimated amounts owed to the FDIC for previous FDIC assisted acquisitions totaling $1.5 million. The six months ended June 30, 2015 provision included a provision of $6.0 million for a fraudulent loan and an increase in estimated amounts owed to the FDIC for previous assisted acquisitions totaling $3.7 million.
For more information about our provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
(amounts in thousands)
Mortgage warehouse transactional fees	$5,622	$5,072
Interchange and card revenue	2,259	262
Bank-owned life insurance	2,243	2,230
Deposit fees	1,042	426
Gain on sale of loans	929	2,058
Mortgage loans and banking income	450	438
Gain (loss) on sale of investment securities	26	(69)
Other	1,180	1,709
Total non-interest income	$13,751	$12,126
Non-interest income increased $1.6 million during the six months ended June 30, 2016 to $13.8 million, compared to $12.1 million for the six months ended June 30, 2015. The increase was primarily attributable to $2.2 million of interchange and other fees received from the acquired Disbursement business, an increase in deposit fees of $0.6 million, and an increase in mortgage and warehouse transactional fees of $0.6 million driven by higher volumes of mortgage warehouse transactions. These increases were partially offset by a decrease of $1.1 million in gains realized from sales of loans, as there have been no multi-family sales during the six months ended June 30, 2016 compared to approximately $140 million of multi-family sales which occurred during the six months ended June 30, 2015.

Non-Interest Expense
The table below presents the components of non-interest expense for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
(amounts in thousands)
Salaries and employee benefits	$35,370	$28,400
FDIC assessments, taxes, and regulatory fees	8,465	4,273
Technology, communication and bank operations	6,496	5,369
Professional services	6,207	4,705
Occupancy	4,798	4,300
Acquisition related expenses	1,050	—
Loan workout expense	905	256
Advertising and promotion	587	776
Other real estate owned expense	470	304
Other	7,739	4,742
Total non-interest expense	$72,087	$53,125
Non-interest expense was $72.1 million for the six months ended June 30, 2016, an increase of $19.0 million from non-interest expense of $53.1 million for the six months ended June 30, 2015.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $7.0 million, or 24.5%, to $35.4 million for the six months ended June 30, 2016. The increase was primarily related to headcount growth needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios, and the increased deposits. Total team members increased to 773 full-time equivalents at June 30, 2016, from 491 full-time equivalents at June 30, 2015. The increase in full-time equivalents was primarily related to the acquisition of the Disbursement business of Higher One which added approximately 225 employees during June 2016, with the remaining team members added to support the growth of the Bank.
FDIC assessments, taxes, and regulatory fees increased by $4.2 million, or 98.1%, to $8.5 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015. This increase was primarily attributable to an adjustment that reduced Pennsylvania shares tax expense by $2.3 million for the six months ended June 30, 2015 in addition to increased FDIC insurance assessments driven mainly by the organic growth of the Bank.
Technology, communication and bank operations increased by $1.1 million, or 21.0%, to $6.5 million for the six months ended June 30, 2016 from $5.4 million for the six months ended June 30, 2015. This increase was primarily attributable to costs driven by the growth of the Bank and BankMobile Disbursement related expenses.
Professional services expense increased by $1.5 million, or 31.9%, to $6.2 million for the six months ended June 30, 2016 from $4.7 million for the six months ended June 30, 2015. The increase was primarily related to additional professional services expenses driven by the growth of the Bank and service charges paid for the FHLB letter of credit used to collateralize municipal deposits.
Occupancy expense increased by $0.5 million, or 11.6%, to $4.8 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.
Acquisition related expenses were $1.1 million for the six months ended June 30, 2016 related to the acquisition of the Disbursement business. Expenses were primarily consulting, professional services and other expenses related to the acquisition of the Disbursement business.
Other expenses increased by $3.0 million, or 63.2%, to $7.7 million for the six months ended June 30, 2016 from $4.7 million for the six months ended June 30, 2015. The increase was primarily related to additional expenses related to the Disbursement business and growth of the Bank.

Income Taxes
Income tax expense increased $8.5 million in the six months ended June 30, 2016 to $22.6 million, compared to $14.1 million in the same period of 2015. The increase in income tax expense was driven by increased taxable income of $20.1 million in the first six months of 2016 and an increase in the effective tax rate to 37.8% for the six months ended June 30, 2016, compared to 35.6% in the same period of 2015. The increase in the effective tax rate was due to an increased proportion of income producing assets domiciled in New York, particularly in New York City.

Preferred Stock Dividends

Preferred stock dividends increased $2.8 million in the six months ended June 30, 2016 due to the accrual of dividends on the Series C preferred stock issued in second quarter 2015, the Series D preferred stock issued in first quarter 2016, and the Series E preferred stock issued in the second quarter 2016, compared to the six months ended June 30, 2015, which accrued for the outstanding Series C preferred stock for the period it was outstanding during the second quarter of 2015.
Financial Condition
General
Total assets were $9.7 billion at June 30, 2016. This represented a $1.3 billion, or 15.3%, increase from total assets of $8.4 billion at December 31, 2015. The major change in Customers' financial position occurred as the result of organic growth in our loan portfolio, which increased by $1.2 billion since December 31, 2015, or 16.1%, to $8.4 billion at June 30, 2016. The main drivers were the growth of commercial loans held for investment, which increased $0.7 billion, or 13.4%, to $5.7 billion at June 30, 2016 compared to $5.1 billion at December 31, 2015 and warehouse loans held for sale which increased $0.5 billion, or 29.5%, to $2.3 billion at June 30, 2016 compared to $1.8 billion at December 31, 2015.
Total liabilities were $9.0 billion at June 30, 2016. This represented a $1.2 billion, or 14.8%, increase from $7.8 billion at December 31, 2015. The increase in total liabilities resulted from increased deposits as deposits increased by $0.8 billion, or 14.2%, to $6.8 billion at June 30, 2016 from $5.9 billion at December 31, 2015. Transaction deposits grew by $0.5 billion, or 12.9%, to $4.0 billion at June 30, 2016 from $3.6 billion at December 31, 2015. Deposit growth was primarily the result of growth in money market accounts of $0.3 billion and certificates of deposit accounts of $0.4 billion.
The following table sets forth certain key condensed balance sheet data as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
(amounts in thousands)
Cash and cash equivalents	$302,796	$264,593
Investment securities, available for sale	547,935	560,253
Loans held for sale (includes $2,274,294 and $1,757,807, respectively, at fair value)	2,301,821	1,797,064
Loans receivable	6,114,576	5,453,479
Allowance for loan losses	(38,097)	(35,647)
Total assets	9,684,625	8,398,205
Total deposits	6,751,259	5,909,501
Federal funds purchased	61,000	70,000
FHLB advances	1,906,900	1,625,300
Other borrowings	86,790	86,457
Subordinated debt	108,734	108,685
Total liabilities	9,004,063	7,844,303
Total shareholders’ equity	680,562	553,902
Total liabilities and shareholders’ equity	9,684,625	8,398,205

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $46.8 million at June 30, 2016. This represents a $6.8 million decrease from $53.6 million at December 31, 2015. These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $256.0 million and $211.0 million at June 30, 2016 and December 31, 2015, respectively. Included in the reported balances of cash and cash equivalents at June 30, 2016 is the $20 million placed in escrow to be paid to Higher One over the next two years in connection with the acquisition of the Disbursement business.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At June 30, 2016, investments consisted of residential and commercial real estate mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At June 30, 2016, investment securities were $547.9 million compared to $560.3 million at December 31, 2015. The decrease was primarily the result of maturities, sales and principal repayments of $31.8 million during the six months ended June 30, 2016, offset in part by investment security purchases of $5.0 million and net increases in fair values of $14.9 million.
Loans
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio consists primarily of loans to mortgage banking companies, multi-family, commercial real estate, and commercial and industrial loans. The Bank continues to focus on small and middle market business loans to grow its commercial lending efforts, establish a specialty lending business, and expand its consumer lending products, as outlined below:
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
The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $50 million, which typically have credit requirements between $0.5 million and $10 million.
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for the Bank’s loans. As of June 30, 2016, loans in the warehouse lending portfolio totaled $2.3 billion and are designated as held for sale.

The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2016, the Bank had multi-family loans of $3.3 billion outstanding, making up approximately 39.6% of the Bank’s total loan portfolio, compared to $2.9 billion, or approximately 40.7% of the total loan portfolio at December 31, 2015.
As of June 30, 2016, the Bank had $8.0 billion in commercial loans outstanding, totaling approximately 95.5% of its total loan portfolio, which includes loans held for sale, compared to $6.9 billion, composing approximately 94.6% at December 31, 2015.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2016, the Bank had $376.1 million in consumer loans outstanding, or 4.5%, of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
Customers Bank has launched a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product”. This community outreach program is penetrating the underserved population, especially in low and moderate income neighborhoods. As part of this commitment, a limited purpose office was opened in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s assessment areas.
Held-for-Sale Loans
The composition of loans held for sale as of June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
	2016	2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$2,271,893	$1,754,950
Multi-family loans at lower of cost or fair value	27,527	39,257
Total commercial loans held for sale	2,299,420	1,794,207
Consumer loans:
Residential mortgage loans at fair value	2,401	2,857
Loans held for sale	$2,301,821	$1,797,064

At June 30, 2016, loans held for sale were $2.3 billion, or 27.3%, of the total loan portfolio, compared to $1.8 billion, or 24.8% of the total loan portfolio at December 31, 2015. The loans held-for-sale portfolio at June 30, 2016 included $2.3 billion of loans to mortgage banking businesses, $27.5 million of multi-family loans and $2.4 million of residential mortgage loans, compared to $1.8 billion of loans to mortgage banking businesses, $39.3 million of multi-family loans and $2.9 million of residential mortgages loans at December 31, 2015. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are held for sale.
The mortgage warehouse loan held for sale balances increased $516.9 million to $2.3 billion as of June 30, 2016 compared to December 31, 2015. The increase resulted primarily from the increased level of home mortgage refinance activity nation-wide as a result of the sharp decline in longer term borrowing rates experienced in 2016. Mortgage warehouse balances are typically elevated during the summer months when home purchasing activity is typically stronger. Customers expects that mortgage warehouse loan growth will moderate during the year and return to more normal seasonal patterns as interest rates and the interest rate yield curve return to more normal levels and spreads.
Loans Receivable
Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $658.6 million to $6.1 billion at June 30, 2016 from $5.4 billion at December 31, 2015. Loans receivable as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
(amounts in thousands)
Commercial:
Multi-family	$3,308,556	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,192,674	1,111,400
Commercial real estate non-owner occupied	1,139,711	956,255
Construction	99,615	87,240
Total commercial loans	5,740,556	5,064,334
Consumer:
Residential real estate	262,567	271,613
Manufactured housing	107,874	113,490
Other	3,277	3,708
Total consumer loans	373,718	388,811
Total loans receivable	6,114,274	5,453,145
Deferred costs and unamortized premiums, net	302	334
Allowance for loan losses	(38,097)	(35,647)
Loans receivable, net of allowance for loan losses	$6,076,479	$5,417,832

Multi-family loan growth (excluding loans held for sale) of $399.1 million in 2016 reflects efforts by Customers to deepen penetration into its markets during the period.

Credit Risk
Customers manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards, diligent collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged to the allowance for loan losses when they are identified, and provisions are added to the allowance for loan losses when and as appropriate. The adequacy of the allowance for loan losses to absorb incurred losses estimated to exist as of the last day of the reporting period is evaluated at least quarterly.
The provision for loan losses was $0.8 million and $9.3 million for the three months ended June 30, 2016 and 2015, respectively. The provision for loan losses was $2.8 million and $12.3 million for the six months ended June 30, 2016 and 2015, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $38.1 million, or 0.62% of loans receivable at June 30, 2016 and $35.6 million, or 0.65% of loans receivable at December 31, 2015. Net charge-offs were $0.6 million for the six months ended June 30, 2016, a decrease of $1.4 million compared to the same period in 2015. The decrease in net charge offs was mainly driven by the increased performance in loans receivable and a large recovery on a purchased-credit-impaired loan during first quarter 2016.
On July 11, 2016, Customers entered into an agreement to terminate all existing loss sharing agreements with the FDIC. All rights and obligations under these loss sharing agreements have been resolved and terminated under this agreement. Covered loans and other real estate owned were reclassified and are no longer presented as covered as of June 30, 2016.

The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans.
Analysis of the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(amounts in thousands)
Balance at the beginning of the period	$37,605	$33,566	$35,647	$30,932
Loan charge-offs (1)
Commercial and industrial	537	1,213	537	1,234
Commercial real estate owner occupied	—	270	—	343
Commercial real estate non-owner occupied	—	—	—	245
Construction	—	295	—	1,064
Residential real estate	413	26	413	26
Other consumer	190	—	232	36
Total Charge-offs	1,140	1,804	1,182	2,948
Loan recoveries (1)
Commercial and industrial	55	58	111	103
Commercial real estate owner occupied	—	1	—	1
Commercial real estate non-owner occupied	—	—	8	—
Construction	24	172	457	187
Residential real estate	1	572	1	572
Other consumer	—	2	—	85
Total Recoveries	80	805	577	948
Total net charge-offs	1,060	999	605	2,000
Provision for loan losses	1,552	4,924	3,055	8,559
	$38,097	$37,491	$38,097	$37,491

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

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
On July 11, 2016, Customers entered into an agreement to terminate all existing loss sharing agreements with the FDIC. All rights and obligations under these loss sharing agreements have been resolved and terminated under this agreement. Covered loans and other real estate owned were reclassified and are no longer presented as covered as of June 30, 2016.
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

Asset Quality at June 30, 2016

Loan Type	Total Loans	Current	30-89 Days	90 Days or More and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,303,077	$3,303,077	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,082,109	1,075,504	—	—	6,605	271	6,876	0.61%	0.64%
Commercial Real Estate Non-Owner Occupied	1,092,851	1,092,851	—	—	—	—	—	—%	—%
Residential	119,489	119,457	—	—	32	—	32	0.03%	0.03%
Construction	99,381	99,381	—	—	—	—	—	—%	—%
Other consumer	545	545	—	—	—	—	—	—%	—%
Total Originated Loans	5,697,452	5,690,815	—	—	6,637	271	6,908	0.12%	0.12%
Loans Acquired
Bank Acquisitions	192,173	179,517	822	5,662	6,172	4,385	10,557	3.21%	5.37%
Loan Purchases	224,649	215,429	3,451	3,951	1,818	410	2,228	0.81%	0.99%
Total Loans Acquired	416,822	394,946	4,273	9,613	7,990	4,795	12,785	1.92%	3.03%
Deferred costs and unamortized premiums, net	302	302	—	—	—	—	—
Total Loans Receivable (2)	6,114,576	6,086,063	4,273	9,613	14,627	5,066	19,693	0.24%	0.32%
Total Loans Held for Sale (3)	2,301,821	2,301,821	—	—	—	—	—
Total Portfolio	$8,416,397	$8,387,884	$4,273	$9,613	$14,627	$5,066	$19,693	0.17%	0.23%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
(2) Includes purchased credit impaired loans.
(3) Consists primarily of short-term commercial loans to mortgage companies. Please refer to Note 7 - LOANS HELD FOR SALE to the unaudited consolidated financial statements for more information.

Asset Quality at June 30, 2016 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,303,077	$—	$12,368	$—	$12,368	0.37%	—%
Commercial & Industrial (1)	1,082,109	6,605	10,999	—	10,999	1.02%	166.53%
Commercial Real Estate Non-Owner Occupied	1,092,851	—	4,390	—	4,390	0.40%	—%
Residential	119,489	32	2,240	—	2,240	1.87%	7,000.00%
Construction	99,381	—	1,209	—	1,209	1.22%	—%
Other consumer	545	—	8	—	8	1.47%	—%
Total Originated Loans	5,697,452	6,637	31,214	—	31,214	0.55%	470.30%
Loans Acquired
Bank Acquisitions	192,173	6,172	6,445	—	6,445	3.35%	104.42%
Loan Purchases	224,649	1,818	438	1,246	1,684	0.75%	92.63%
Total Loans Acquired	416,822	7,990	6,883	1,246	8,129	1.95%	101.74%
Deferred costs and unamortized premiums, net	302	—	—	—	—
Total Loans Receivable (2)	6,114,576	14,627	38,097	1,246	39,343	0.64%	268.98%
Total Loans Held for Sale (3)	2,301,821	—	—	—	—
Total Portfolio	$8,416,397	$14,627	$38,097	$1,246	$39,343	0.47%	268.98%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
(2) Includes purchased credit impaired loans.
(3) Consists primarily of short-term commercial loans to mortgage companies. Please refer to Note 7 - LOANS HELD FOR SALE to the unaudited consolidated financial statements for more information.

Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $5.7 billion, or 93.2%, of total loans excluding loans held for sale at June 30, 2016, compared to $5.0 billion, or 91.7%, at December 31, 2015. The new management team adopted new underwriting standards that management believes better limits risks of loss than the pre-2009, or legacy underwriting standards, or the underwriting standards of acquired, typically troubled banks. Post 2009 non-performing loans were $6.6 million, or 0.12% of post 2009 loans at June 30, 2016, compared to $3.6 million, or 0.07% of post 2009 loans at December 31, 2015. The post 2009 originated loans were supported by an allowance for loan losses of $31.2 million (0.55% of post 2009 originated loans) and $27.7 million (0.55% of post 2009 originated loans), respectively, at June 30, 2016 and December 31, 2015.
Loans Acquired
At June 30, 2016, Customers reported $416.8 million of acquired loans, which was 6.8% of total loans excluding loans held for sale, compared to $450.6 million, or 8.3%, of total loans at December 31, 2015. Non-performing acquired loans totaled $8.0 million and $7.2 million at June 30, 2016 and December 31, 2015, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $61.0 million were supported by a $1.2 million cash reserve at June 30, 2016, compared to $63.4 million supported by a cash reserve of $1.2 million at December 31, 2015. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At June 30, 2016, $39.0 million of these loans were outstanding, compared to $41.9 million at December 31, 2015.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $8.1 million (1.95% of total acquired loans) and $9.1 million (2.03% of total acquired loans), respectively, at June 30, 2016 and December 31, 2015.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits grew to $6.8 billion at June 30, 2016, an increase of $0.8 billion, or 14.2%, from $5.9 billion at December 31, 2015. Demand deposits were $976.0 million at June 30, 2016, compared to $780.9 million at December 31, 2015, an increase of $195.1 million, or 25.0%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $3.0 billion at June 30, 2016, an increase of $263.5 million, or 9.5%, from $2.8 billion at December 31, 2015. This increase was primarily attributed to an increase in money market accounts, including accounts held by municipalities. Total time deposits were $2.7 billion at June 30, 2016, an increase of $383.2 million, or 16.3%, from $2.3 billion at December 31, 2015. At June 30, 2016, the Bank had $1.2 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program decreased $64.5 million, or 5.04% from December 31, 2015.
The components of deposits were as follows at the dates indicated:

	June 30, 2016	December 31, 2015
(amounts in thousands)
Demand	$976,006	$780,894
Savings, including MMDA	3,044,496	2,781,010
Time, $100,000 and over	1,800,491	1,624,562
Time, other	930,266	723,035
Total deposits	$6,751,259	$5,909,501

Borrowings
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short term and long term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. As of June 30, 2016 and December 31, 2015, total borrowings were $2.2 billion and $1.9 billion, respectively. Total outstanding borrowings increased $0.3 billion or 14.4% from $1.9 billion at December 31, 2015. The increase was primarily related to an increase in short term borrowings used to fund the mortgage warehouse portfolio.
Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $126.7 million to $680.6 million at June 30, 2016, compared to shareholders' equity of $553.9 million at December 31, 2015. The primary components of the increase were as follows:

•
the issuance of 3,300,000 shares of preferred stock in 2016; 1,000,000 shares on January 29, 2016 with net proceeds of $24.1 million and 2,300,000 shares on April 28, 2016 with net proceeds of $55.6 million;

•	net income of $37.1 million for the six months ended June 30, 2016;

•	net other comprehensive income of $7.6 million for the six months ended June 30, 2016;

•	share-based compensation expense of $2.9 million for the six months ended June 30, 2016; offset in part by

•	the accrual of preferred stock dividends of $3.3 million for the six months ended June 30, 2016.

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E

On April 28, 2016, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (the “Series E Preferred Stock”) at a price of $25.00 per share. Dividends on the Series E Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.45% from the original issue date to, but excluding, June 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.14% per annum. Customers received net proceeds of $55.6 million from the offering, after deducting offering costs.

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

Dividends on the Series D and Series E Preferred Stock will not be cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series D and Series E Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series D and Series E Preferred Stock for any future dividend period.

The Series D and Series E Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series D and Series E Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after March 15, 2021 for Series D Preferred Stock and June 15, 2021 for Series E Preferred Stock and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series D and Series E Preferred Stock are subject to prior approval of the Board of Governors of the Federal Reserve System. The Series D and Series E Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series D and Series E Preferred Stock do not have any voting rights.
We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At June 30, 2016, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject. Capital levels continue to exceed the well-capitalized threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for Customers Bancorp and the Bank.

The capital ratios for the Bank and the Bancorp at June 30, 2016 and December 31, 2015 were as follows:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$528,603	6.815%	$397,491	5.125%	N/A	N/A
Customers Bank	$684,682	8.856%	$396,238	5.125%	$502,546	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$663,873	8.560%	$513,830	6.625%	N/A	N/A
Customers Bank	$684,682	8.856%	$512,210	6.625%	$618,518	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$808,127	10.419%	$668,949	8.625%	N/A	N/A
Customers Bank	$831,513	10.755%	$666,839	8.625%	$773,147	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$663,873	7.143%	$371,756	4.000%	N/A	N/A
Customers Bank	$684,682	7.385%	$370,840	4.000%	$463,551	5.000%
As of December 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during the first quarter 2015 and the capital conservation buffer effective January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of June 30, 2016, the Bank and Bancorp were in compliance with the Basel III requirements. See "NOTE 11 - REGULATORY CAPITAL" for additional discussion regarding regulatory capital requirements.

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

As of June 30, 2016 and December 31, 2015, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	June 30, 2016	December 31, 2015
(amounts in thousands)
Commitments to fund loans	$135,290	$537,380
Unfunded commitments to fund mortgage warehouse loans	924,035	1,302,759
Unfunded commitments under lines of credit	469,281	436,550
Letters of credit	36,367	42,002
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are deposits, proceeds from debt issuances, principal and interest payments on loans, other funds from operations, and proceeds from stock issuances. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of June 30, 2016, our borrowing capacity with the Federal Home Loan Bank was $4.3 billion, of which $1.9 billion was utilized in borrowings and $1.6 billion of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2016, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $62.2 million.
Net cash flows used in operating activities were $491.5 million during the six months ended June 30, 2016, compared to net cash flows used in operating activities of $582.9 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $516.2 million. During the six months ended June 30, 2015, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $613.8 million.
Investing activities used net cash flows of $663.2 million during the six months ended June 30, 2016, compared to $167.4 million during the six months ended June 30, 2015. Net cash used to originate loans totaled $667.4 million during the six months ended June 30, 2016, compared to $345.6 million during the six months ended June 30, 2015. Proceeds from the sale of loans totaled $17.5 million during the six months ended June 30, 2016, compared to $148.9 million during the six months ended June 30, 2015.
Financing activities provided a net aggregate of $1.2 billion during the six months ended June 30, 2016, compared to $770.8 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, increases in deposits provided $841.8 million, net advances of short-term borrowed funds provided $206.6 million, net repayments of federal funds purchased used $9.0 million, net proceeds from long-term FHLB advances provided $75.0 million, net proceeds from the issuance of preferred stock provided $79.7 million, proceeds from the issuance of common stock provided $0.9 million, and payment of preferred stock dividends used $3.1 million. During the six months ended June 30, 2015, increases in deposits provided $944.6 million, net repayments from short-term borrowed funds used $255.0 million, net proceeds from long-term FHLB advances provided $25.0 million, and net proceeds from the issuance of common stock provided $0.6 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
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
Income simulation modeling is used to measure our interest rate sensitivity and manage our interest rate risk. Income simulation modeling considers not only the impact of changing market interest rates upon forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income simulation modeling, we have estimated the net interest income for the period ending June 30, 2017, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2016. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”).  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the period ending June 30, 2016, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	(5.0)%
Up 2%	0.1%
Up 1%	1.9%
Down 1%	(1.9)%

The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.
Economic value of equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment.  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2016, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(28.9)%
Up 2%	(14.6)%
Up 1%	(4.8)%
Down 1%	0.3%
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2016 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at June 30, 2016
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$256,029	$—	$—	$—	$—	$—	$256,029
Investment securities	17,192	16,624	31,614	107,621	92,390	261,240	526,681
Loans (a)	3,458,510	180,724	272,124	1,790,130	2,438,204	232,623	8,372,315
Other interest-earning assets	—	—	114,393	—	—	—	114,393
Total interest-earning assets	3,731,731	197,348	418,131	1,897,751	2,530,594	493,863	9,269,418
Non interest-earning assets	—	—	—	—	—	380,201	380,201
Total assets	3,731,731	197,348	418,131	1,897,751	2,530,594	874,064	$9,649,619
Liabilities
Other interest-bearing deposits	$217,245	$52,810	$100,642	$343,486	$2,559,151	$—	$3,273,334
Time deposits	450,056	597,032	830,424	724,532	131,090	—	2,733,134
Other borrowings	1,622,900	10,000	125,000	210,000	—	—	1,967,900
Subordinated debt	—	—	—	—	—	108,734	108,734
Total interest-bearing liabilities	2,290,201	659,842	1,056,066	1,278,018	2,690,241	108,734	8,083,102
Non-interest-bearing liabilities	31,182	29,941	56,353	184,734	403,273	159,663	865,146
Shareholders’ equity	—	—	—	—	—	701,371	701,371
Total liabilities and shareholders’ equity	2,321,383	689,783	1,112,419	1,462,752	3,093,514	969,768	$9,649,619
Interest sensitivity gap	$1,410,348	$(492,435)	$(694,288)	$434,999	$(562,920)	$(95,704)	—
Cumulative interest sensitivity gap		$917,913	$223,625	$658,624	$95,704	$—
Cumulative interest sensitivity gap to total assets	14.6%	9.5%	2.3%	6.8%	1.0%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	162.9%	133.2%	108.5%	118.2%	110.0%	114.7%
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2016.

During the quarter ended June 30, 2016, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2015 Form 10-K.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2015 Form 10-K.  There are no material changes from the risk factors included within the 2015 Form 10-K, other than the risks described below.  The risks described within the 2015 Form 10-K and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

In connection with Customers’ acquisition of the Disbursement business, Customers is subject to further substantial federal and state governmental regulation related to the Disbursement business that could change and thus force us to make modifications to the Disbursement business. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on the Disbursement business may increase costs, which could materially and adversely affect our business, financial condition and/or operating results.

As a third party servicer under the Title IV regulations, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients require us to comply with applicable laws and regulations, including:

•Title IV of the Higher Education Act of 1965, or Title IV;
•the Family Educational Rights and Privacy Act of 1975, or FERPA;
•the USA PATRIOT Act and related anti-money laundering requirements; and
•certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we must submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education (“ED”), which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED’s regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer.

Additionally, on behalf of our higher education institution clients, we are required to comply with ED’s cash management regulations regarding payment of financial aid credit balances to students and providing bank accounts to students that may be used for receiving such payments. In the event ED concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM on program integrity and improvement issues. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like us to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student account holders and (iii) requirements related to ATM access for student account holders that became effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the Disbursement business and, in turn, Customers’ business.

FERPA. Our higher education institution clients are subject to FERPA, which provides, with certain exceptions, that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information, to third parties without the student’s or parent’s written consent. Our higher education institution clients that use the Disbursement business services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if ED asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations require student consent before our higher education institution clients can disclose this information to us, a sizable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which a higher education institution may disclose it. In the event that we re-disclose student information in violation of this requirement, FERPA requires our clients to suspend our access to any such information for a period of five years. Any such suspension could have a material adverse effect on our business, financial condition and results of operations

State Laws. We may also be subject to similar state laws and regulations, including those that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations that affect our business, including those pertaining to higher education and banking, and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations.

Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations. For example, the legislation has been introduced in the State of Oregon which may further regulate the disbursement of financial aid refunds and associated financial products and services.

In connection with the Disbursement business, we depend on our relationship with higher education institutions and, in turn, student usage of our products and services for future growth of our business.

Our future growth depends, in part, on our ability to enter into agreements with higher education institutions. Our contracts with these clients can generally be terminated at will and, therefore, there can be no assurance that we will be able to maintain these clients. We may also be unable to maintain our agreements with these clients on terms and conditions acceptable to us. In addition, we may not be able to continue to establish new relationships with higher education institution clients. The termination of our current client contracts or our inability to continue to attract new clients could have a material adverse effect on our business, financial condition and results of operations.

Establishing new client relationships and maintaining current ones are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Our Disbursement business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Our Disbursement business provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

A change in the availability of financial aid, as well as U.S. budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use our Disbursement business services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our Disbursement business higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with Disbursement business higher education institution clients provide us with a market for BankMobile. Consequently, a change in the availability or amount of financial aid that restricted client use of our Disbursement business service or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Also, decreases in the amount of financial aid disbursements from higher education institutions to students could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Providing disbursement services to higher education institutions is an uncertain business; if the market for our products does not continue to develop, we will not be able to grow this portion of our business.

The success of our Disbursement business will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has evolved and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement solutions. If outsourcing disbursement services does not become as widespread as we anticipate or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business will suffer if we fail to successfully integrate the Disbursement businesses and technologies or to appropriately assess the risks associated with that transaction.

The successful integration of the Disbursement business, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including: we may not be able to achieve expected synergies and operating efficiencies regarding the Disbursement business acquisition within the expected time-frames or at all and to successfully integrate the Disbursement business operations; such integration may be more difficult, time-consuming or costly than expected; we may not be successful in converting new clients gained through the acquisition to our own; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the acquisition; we may have difficulty retaining certain key employees in the acquired Disbursement business; we may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement; and the amount of the costs, fees, expenses and charges related to the acquisition may be greater than anticipated. If we do not successfully integrate the Disbursement business, or if the benefits of this transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate the Disbursement business, we may incur substantial expenses and devote significant management time and resources in seeking to complete the integration and the acquired Disbursement business may not perform as we expect or enhance the value of our business as a whole.

Our business and future success may suffer if we are unable to successfully implement our strategy to combine the Disbursement business with BankMobile.

A significant component of our growth strategy is dependent on our ability to have students of our higher education institution clients select BankMobile during the refund disbursement selection process and to convert those student BankMobile customers, along with the existing student customers we acquired through the Disbursement business acquisition, into lifetime customers with BankMobile as their primary banking relationship. In particular, our growth strategy depends on our ability to successfully cross-sell our core banking products and services to these student customers after they graduate from college. We may not be successful in implementing this strategy because these student customers and potential student customers may believe our products and services unnecessary or unattractive. Our failure to sell our products and services to students after they graduate and to attract new student customers could have a material adverse effect on our prospects, business, financial condition and results of operations.

If the integration of the Disbursement business disrupts our business operations and prevents us from realizing intended benefits, our business may be harmed.

The integration of the Disbursement business may disrupt the operation of our business and prevent us from realizing the intended benefits of the Disbursement business as a result of a number of obstacles, such as the loss of key employees, customers or business partners, the failure to adjust or implement our business strategies, additional expenditures required to facilitate the integration and the diversion of management’s attention from our day-to-day operations.

Breaches of security measures, unauthorized access to or disclosure of data relating to our higher education institution clients or student BankMobile account holders, computer viruses or unauthorized software (malware), fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our business.

Companies that process and transmit cardholder information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. The encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers.

Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our higher eduction institution customers, cause a decrease in transactions by individual cardholders, expose us to liability for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from litigation or additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.

In addition, our higher education institution clients and student BankMobile account holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.

We rely to a large extent upon sophisticated information technology systems, databases, and infrastructure, and take reasonable steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems they are vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk of exposure of sensitive data to unauthorized persons or to the public.

A cybersecurity breach of our information systems could lead to fraudulent activity such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Further, computer viruses or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, or cause us to be in non-compliance with applicable network rules and regulations.

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to BankMobile customers given that we may be liable for any uncollectible account holder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

A disruption to our systems or infrastructure could damage our reputation, expose us to legal liability, cause us to lose customers and revenue, result in the unintentional disclosure of confidential information or require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related data and security concerns. The harm to our business could be even greater if such an event occurs during a period of disproportionately heavy demand for our products or services or traffic on our systems or networks.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition and results of operations.

The student checking account debit cards issued in connection with the Disbursement business are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could materially and adversely affect our business, financial condition and results of operations.

Our business and future success may suffer if we are unable to continue to successfully implement our strategy for BankMobile.

The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies, including BankMobile, are not fully tested and we may incur substantial expenses and devote significant management time and resources in order for BankMobile to compete effectively. Revenue generated from BankMobile’s no fee or very low fee banking strategy may not perform as well as we expect or enhance the value of our business as a whole and it could materially and adversely affect our financial condition and results of operations. Additionally, if the benefits of BankMobile do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

We face a number of risks relating to our future plans with respect to BankMobile.

We have indicated that we intend to sell or otherwise dispose of the BankMobile business, including the Disbursement business, within the next two years, depending upon market conditions and opportunities.  Our announcement of this intention and steps we take to implement a disposition may adversely affect our business and the value of Customers Bancorp and/or BankMobile.  Uncertainty as to the timing, form and terms of any disposition transaction may adversely affect analyst and shareholder views as to the value of the BankMobile business, which could adversely affect our share price.  In addition, these uncertainties may adversely impact our relationships with our current and potential higher education institutions customers and our BankMobile employees, and could result in the loss of customers and key employees. Our consideration and pursuit of various alternative disposition strategies and opportunities also may result in the diversion of management’s attention from the integration of the Disbursement business into BankMobile and our day-to-day operations generally.  Market conditions, regulatory and legal conditions, BankMobile’s performance and other factors, some of which are not in our control, may limit our disposition alternatives, prevent us from completing a transaction on terms that we believe are favorable to Customers and our shareholders, or otherwise reduce the value we and our shareholders receive as a result of a disposition. Expenses we incur to consider alternatives and  pursue and complete a transaction could be significant and may not yield a discernible benefit if we do not complete a transaction on favorable terms or at all.

Our business and future success may suffer if we are unable to remain under $10 billion in total assets as of December 31 of each year before we sell or otherwise dispose of the BankMobile business, including the Disbursement business.

Under federal law and regulation, we must remain under $10 billion in total assets as of December 31 of each year to qualify as a small issuer of debit cards and receive the optimal debit card processing fee. Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income and would mean we would operate unprofitably or additional fees would need to be charged to students to replace the lost revenue. To optimize the value of the Customers franchise to shareholders, we have stated our intention to sell or otherwise dispose of the BankMobile business, including the Disbursements business, before crossing the $10 billion total asset threshold. Market conditions, regulatory and legal conditions, BankMobile’s performance and other factors, some of which are not in our control, may limit, delay or prevent our disposition plans, and prevent us from remaining under the $10 billion total asset threshold before the planned disposition. Accordingly, this could materially and adversely affect our financial condition and results of operations.

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
During the three and six months ended June 30, 2016, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

3.6
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016.

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

4.6
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1
Transition Services Agreement dated as of June 15, 2016 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc.,  incorporated by reference to Exhibit 10.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 16, 2016.

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

Customers Bancorp, Inc.

August 5, 2016	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 5, 2016	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

3.6
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016.

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

4.6
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1
Transition Services Agreement dated as of June 15, 2016 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc.,  incorporated by reference to Exhibit 10.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 16, 2016.

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