Form 10-Q
period 2016-09-30
Customers Bancorp, Inc.
filed 2016-11-07
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
On October 28, 2016, 27,544,217 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	83

Item 4.	Controls and Procedures	86

PART II

Item 1.	Legal Proceedings	87

Item 1A.	Risk Factors	87

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	88

Item 4.	Mine Safety Disclosures	88

Item 5.	Other Information	88

Item 6.	Exhibits	89

SIGNATURES		91

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$39,742	$53,550
Interest-earning deposits	225,846	211,043
Cash and cash equivalents	265,588	264,593
Investment securities available for sale, at fair value	530,896	560,253
Loans held for sale (includes $2,377,445 and $1,757,807, respectively, at fair value)	2,402,708	1,797,064
Loans receivable	6,016,995	5,453,479
Allowance for loan losses	(37,897)	(35,647)
Total loans receivable, net of allowance for loan losses	5,979,098	5,417,832
FHLB, Federal Reserve Bank, and other restricted stock	71,621	90,841
Accrued interest receivable	22,100	19,939
Bank premises and equipment, net	12,428	11,531
Bank-owned life insurance	160,357	157,211
Other real estate owned	3,897	5,057
Goodwill and other intangibles	16,924	3,651
Other assets	136,993	70,233
Total assets	$9,602,610	$8,398,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,080,970	$653,679
Interest-bearing	6,308,000	5,255,822
Total deposits	7,388,970	5,909,501
Federal funds purchased	52,000	70,000
FHLB advances	1,036,700	1,625,300
Other borrowings	86,957	86,457
Subordinated debt	108,758	108,685
Accrued interest payable and other liabilities	139,405	44,360
Total liabilities	8,812,790	7,844,303
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 and 2,300,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	217,549	55,569
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 28,074,477 and 27,432,061 shares issued as of September 30, 2016 and December 31, 2015; 27,544,217 and 26,901,801 shares outstanding as of September 30, 2016 and December 31, 2015	28,074	27,432
Additional paid in capital	374,727	362,607
Retained earnings	176,929	124,511
Accumulated other comprehensive income (loss)	774	(7,984)
Treasury stock, at cost (530,260 shares as of September 30, 2016 and December 31, 2015)	(8,233)	(8,233)
Total shareholders’ equity	789,820	553,902
Total liabilities and shareholders’ equity	$9,602,610	$8,398,205
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$60,362	$46,291	$173,847	$132,185
Loans held for sale	18,737	14,006	50,272	38,428
Investment securities	3,528	2,283	10,875	6,899
Other	1,585	1,156	3,937	4,625
Total interest income	84,212	63,736	238,931	182,137
Interest expense:
Deposits	13,009	9,022	34,365	24,693
Other borrowings	1,642	1,539	4,867	4,523
FHLB advances	3,291	1,556	9,274	5,044
Subordinated debt	1,685	1,685	5,055	5,055
Total interest expense	19,627	13,802	53,561	39,315
Net interest income	64,585	49,934	185,370	142,822
Provision for loan losses	88	2,094	2,854	14,393
Net interest income after provision for loan losses	64,497	47,840	182,516	128,429
Non-interest income:
Interchange and card revenue	11,547	128	13,806	390
Deposit fees	4,218	265	5,260	691
Mortgage warehouse transactional fees	3,080	2,792	8,702	7,864
Bank-owned life insurance	1,386	1,177	3,629	3,407
Gain on sale of loans	1,206	1,131	2,135	3,189
Mortgage loans and banking income	287	167	737	605
Gain (loss) on sale of investment securities	(1)	(16)	25	(85)
Other	5,763	527	6,943	2,236
Total non-interest income	27,486	6,171	41,237	18,297
Non-interest expense:
Salaries and employee benefits	22,681	14,981	58,051	43,381
Technology, communication and bank operations	12,525	2,422	19,021	7,791
Professional services	7,006	2,673	13,213	7,378
FDIC assessments, taxes, and regulatory fees	2,726	3,222	11,191	7,495
Occupancy	2,450	2,169	7,248	6,469
Other real estate owned expense	1,192	1,722	1,663	2,026
Loan workout	592	285	1,497	541
Advertising and promotion	591	330	1,178	1,106
Acquisition related expenses	144	—	1,195	—
Other	6,311	2,503	14,049	7,245
Total non-interest expense	56,218	30,307	128,306	83,432
Income before income tax expense	35,765	23,704	95,447	63,294
Income tax expense	14,576	8,415	37,129	22,497
Net income	21,189	15,289	58,318	40,797
Preferred stock dividends	2,552	980	5,900	1,487
Net income available to common shareholders	$18,637	$14,309	$52,418	$39,310
Basic earnings per common share	$0.68	$0.53	$1.93	$1.47
Diluted earnings per common share	$0.64	$0.50	$1.81	$1.37
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$21,189	$15,289	$58,318	$40,797
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	329	261	15,256	(4,703)
Income tax effect	(124)	(98)	(5,721)	1,720
Less: reclassification adjustment for (gains) losses on securities included in net income	1	16	(25)	85
Income tax effect	—	(6)	9	(32)
Net unrealized gains (losses)	206	173	9,519	(2,930)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	890	(2,341)	(2,523)	(3,841)
Income tax effect	(334)	877	946	1,488
Less: reclassification adjustment for losses included in net income	703	—	1,306	—
Income tax effect	(264)	—	(490)	—
Net unrealized gains (losses)	995	(1,464)	(761)	(2,353)
Other comprehensive income (loss), net of tax	1,201	(1,291)	8,758	(5,283)
Comprehensive income	$22,390	$13,998	$67,076	$35,514
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Nine Months Ended September 30, 2016
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income	—	—	—	—	—	58,318	—	—	58,318
Other comprehensive income	—	—	—	—	—	—	8,758	—	8,758
Issuance of common stock, net of offering costs of $217	—	—	226,677	227	5,450	—	—	—	5,677
Issuance of preferred stock, net of offering costs of $5,520	6,700,000	161,980	—	—	—	—	—	—	161,980
Preferred stock dividends	—	—	—	—	—	(5,900)	—	—	(5,900)
Share-based compensation expense	—	—	—	—	4,569	—	—	—	4,569
Exercise of warrants	—	—	259,851	259	862	—	—	—	1,121
Issuance of common stock under share-based compensation arrangements	—	—	155,888	156	1,239	—	—	—	1,395
Balance, September 30, 2016	9,000,000	$217,549	27,544,217	$28,074	$374,727	$176,929	$774	$(8,233)	$789,820

	Nine Months Ended September 30, 2015
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2014	—	$—	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	—	—	40,797	—	—	40,797
Other comprehensive loss	—	—	—	—	—	—	(5,283)	—	(5,283)
Issuance of preferred stock, net of offering costs of $1,931	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividends	—	—	—	—	—	(1,487)	—		(1,487)
Share-based compensation expense	—	—	—	—	3,541	—	—	—	3,541
Issuance of common stock under share-based compensation arrangements	—	—	136,854	135	1,540	—	—	21	1,696
Balance, September 30, 2015	2,300,000	$55,569	26,882,383	$27,413	$360,903	$107,731	$(5,405)	$(8,233)	$537,978

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$58,318	$40,797
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	2,854	14,393
Provision for depreciation and amortization	4,138	3,034
Share-based compensation	5,213	4,112
Deferred taxes	(4,846)	(7,580)
Net amortization of investment securities premiums and discounts	664	623
(Gain) loss on sale of investment securities	(25)	85
Gain on sale of mortgages and other loans	(2,674)	(3,135)
Origination of loans held for sale	(27,092,862)	(23,148,641)
Proceeds from the sale of loans held for sale	26,473,789	22,804,119
Decrease (increase) in FDIC loss sharing receivable net of clawback liability	255	(530)
Amortization (accretion) of fair value discounts and premiums	312	(794)
Net loss on sales of other real estate owned	85	509
Valuation and other adjustments to other real estate owned, net of FDIC receivable	1,261	917
Earnings on investment in bank-owned life insurance	(3,629)	(3,407)
Increase in accrued interest receivable and other assets	(38,672)	(9,860)
Increase in accrued interest payable and other liabilities	67,134	5,087
Net Cash Used In Operating Activities	(528,685)	(300,271)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	46,097	60,966
Proceeds from sales of investment securities available for sale	2,853	806
Purchases of investment securities available for sale	(5,000)	(69,358)
Net increase in loans	(641,093)	(606,168)
Proceeds from sales of loans	91,868	192,275
Purchases of bank-owned life insurance	—	(15,000)
Proceeds from bank-owned life insurance	619	—
Net proceeds from FHLB, Federal Reserve Bank, and other restricted stock	19,220	18,488
(Payments to) reimbursements from the FDIC on loss sharing agreements	(2,049)	1,940
Purchases of bank premises and equipment	(3,343)	(2,439)
Proceeds from sales of other real estate owned	419	5,572
Acquisition of Disbursements business, net	(17,000)	—
Net Cash Used In Investing Activities	(507,409)	(412,918)
Cash Flows from Financing Activities
Net increase in deposits	1,479,471	1,252,674
Net decrease in short-term borrowed funds from the FHLB	(663,600)	(657,100)
Net (decrease) increase in federal funds purchased	(18,000)	50,000
Proceeds from long-term FHLB borrowings	75,000	25,000
Net proceeds from issuance of preferred stock	161,980	55,569
Preferred stock dividends paid	(5,450)	(1,308)
Exercise and redemption of warrants	1,121	—
Proceeds from issuance of common stock	6,567	730
Net Cash Provided by Financing Activities	1,037,089	725,565
Net Increase in Cash and Cash Equivalents	995	12,376
Cash and Cash Equivalents – Beginning	264,593	371,023
Cash and Cash Equivalents – Ending	$265,588	$383,399

	(continued)

Supplementary Cash Flows Information
Interest paid	$50,410	$36,128
Income taxes paid	40,966	30,159
Non-cash items:
Transfer of loans to other real estate owned	$605	$3,198
Transfer of loans held for sale to held for investment	—	30,365
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

The transaction contemplates aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers is $37 million in cash, with the payments to be made as follows: (i) $17 million in cash upon the closing of the acquisition, (ii) $10 million upon the first anniversary of the closing and (iii) $10 million upon the second anniversary of the closing. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One will provide certain transition services to Customers through June 30, 2017. As consideration for these services, Customers will pay Higher One an additional $5 million in cash. Customers also will be required to make additional payments to Higher One if, during the three years following the closing, revenues from the Disbursement business exceed $75 million in a year. The possible payment will be equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of September 30, 2016, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. The $20 million in aggregate in such escrow account is presented in "Cash and due from banks" and "Accrued interest payable and other liabilities" on the September 30, 2016 balance sheet and is considered restricted cash.

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

(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing, which has been placed into an escrow account with a third party (aggregate amount of $20 million).

Based on a preliminary purchase price allocation, Customers recorded $4.3 million in goodwill as a result of the acquisition. The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired. The goodwill recorded is deductible for tax purposes.

The assets acquired and liabilities assumed are presented at their estimated fair values. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective and subject to change. The fair value estimates are considered preliminary and subject to change for up to one year after the closing date of the acquisition as additional information becomes available. Customers did not make any changes to the estimated fair values during third quarter 2016.

The fair value for the developed software was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology giving consideration to potential obsolescence. The developed software is being amortized over ten years based on the estimated economic benefits received. The fair values for the other intangible assets represent the value of existing student and university relationships and a non-compete agreement with Higher One based on estimated retention rates and discounted cash flows. Other intangible assets are being amortized over an estimated life ranging from four to twenty years.

In connection with the Disbursement business acquisition, Customers incurred acquisition related expenses of $0.1 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, related predominantly to professional services.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2015 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2015 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable and Clawback Liability; Bank-Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Derivative Instruments and Hedging; Comprehensive Income; and Earnings per Share. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Customers Bancorp's significant accounting policies that were updated during the three or nine months ended September 30, 2016 to address new or evolving activities and recently issued accounting standards and updates that were issued or effective during 2016.
Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances of cash on hand or with the Federal Reserve Bank at prescribed levels.  As of September 30, 2016 and December 31, 2015, these reserve balances were $118.2 million and $73.2 million, respectively.

In connection with the acquisition of the Disbursement business from Higher One, Customers placed $20 million in an escrow account with a third party to be paid to Higher One over the next two years. This cash is restricted in use and is reported in "Cash and due from banks" on the consolidated balance sheet as of September 30, 2016.
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
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill or other intangible asset exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform a two-step quantitative impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed. As of September 30, 2016 and December 31, 2015, goodwill and other intangibles totaled $16.9 million and $3.7 million, respectively.

Segment Information
In connection with the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016, Customers' chief operating decision makers, our Chief Executive Officer and Board of Directors, began allocating resources and assessing performance for two distinct business segments, "Community Business Banking" and "BankMobile." The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island and New Hampshire through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. The BankMobile segment provides state of the art high tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Prior to third quarter 2016, Customers operated in one business segment, “Community Banking.” Additional information regarding reportable segments can be found in NOTE 14 - BUSINESS SEGMENTS.

Recently Issued Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this ASU do not change the characteristics of a primary beneficiary under current guidance. Namely, that a primary beneficiary of a Variable Interest Entity (VIE) has: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If a reporting entity satisfies the first characteristic, (i.e. it is the single decision maker of a VIE), the amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. Therefore, under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.

If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Customers is currently evaluating the impact of this ASU on its financial condition, results of operations and consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of this ASU are intellectual property and property, plant, and equipment. Intra-entity transfers of inventory will continue to follow existing US GAAP. The amendments in this ASU do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. Customers is currently evaluating the impact of this ASU on its financial condition, results of operations and consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU is aimed at reducing the existing diversity in practice with regards to the following specific items in the Statement of Cash Flows:

1.	Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.

2.
Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.

3.
Cash paid by an acquirer that isn’t soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities.

4.
Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement.

5.
Cash proceeds received from the settlement of bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on BOLI may be classified as cash outflows for investing, operating, or a combination of both.

6.
A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities.

7.	Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look-through approach as an accounting policy election.
The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Customers is currently evaluating the impact of this ASU on the presentation of its statement of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in ealier recognition of credit losses. The ASU also requires new disclosures for financial assets measured at amortized cost, loans, and available for sale debt securities. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Customers is currently evaluating the impact of this ASU on its financial condition, results of operations and consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas for simplification apply only to non-public entities. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In addition, the amendments in this ASU eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Customers is currently evaluating the impact of this ASU on its financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures. To simplify the accounting for equity method investments, the amendments in the ASU eliminate the requirement in Topic 323, Investments - Equity Method and Joint Venture, that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Namely, this decision sequence requires that an entity consider whether:

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
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20, Extinguishment of Liabilities, includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this ASU provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance in this ASU affects reporting entities that must determine whether they should consolidate certain legal entities. This ASU modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). While the ASU does not change the core provisions of Topic 606, it clarifies the implementation guidance on principal versus agent considerations. Namely, the ASU clarifies and offers guidance to help determine when the reporting entity is providing goods or services to a customer itself (i.e., the entity is a principal), or merely arranging for that good or service to be provided by the other party (i.e., the reporting entity is an agent). If the entity is a principal, it recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When the reporting entity is an agent, it recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist in determining whether the Control criteria are met. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others. The effective date and transition requirements in this ASU are the same as the effective date and transition requirements for ASU No. 2014-09, Revenue from Contracts with Customers. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which will be effective for fiscal years beginning after December 31, 2017 for public entities. The effective date and transition requirements for the amendments in this ASU are the same as those in ASU 2014-09. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This ASU clarifies certain aspects of Topic 606 guidance as follows:

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

•
The ASU clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments in this ASU permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.

The amendments in this ASU clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements in this ASU are the same as the effective date and transition requirements for ASU No. 2014-09, Revenue from Contracts with Customers. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.
NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gain (Loss) on Cash Flow Hedge	Total
Balance - June 30, 2016	$4,895	$(768)	$4,127	$(4,554)	$(427)
Other comprehensive income (loss) before reclassifications	15	190	205	556	761
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	1	—	1	439	440
Net current-period other comprehensive income	16	190	206	995	1,201
Balance - September 30, 2016	$4,911	$(578)	$4,333	$(3,559)	$774

	Nine Months Ended September 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Other comprehensive income (loss) before reclassifications	9,529	6	9,535	(1,577)	7,958
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(16)	—	(16)	816	800
Net current-period other comprehensive income (loss)	9,513	6	9,519	(761)	8,758
Balance - September 30, 2016	$4,911	$(578)	$4,333	$(3,559)	$774

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)
Reclassification amounts for available-for-sale securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

	Three Months Ended September 30, 2015
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - June 30, 2015	$(1,825)	$(136)	$(1,961)	$(2,153)	$(4,114)
Other comprehensive income (loss) before reclassifications	598	(435)	163	(1,464)	(1,301)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	10	—	10	—	10
Net current-period other comprehensive income (loss)	608	(435)	173	(1,464)	(1,291)
Balance - September 30, 2015	$(1,217)	$(571)	$(1,788)	$(3,617)	$(5,405)

	Nine Months Ended September 30, 2015
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2014	$1,156	$(14)	$1,142	$(1,264)	$(122)
Other comprehensive (loss) before reclassifications	(2,426)	(557)	(2,983)	(2,353)	(5,336)
Amounts reclassified from accumulated other comprehensive loss to net income (2)	53	—	53	—	53
Net current-period other comprehensive income (loss)	(2,373)	(557)	(2,930)	(2,353)	(5,283)
Balance - September 30, 2015	$(1,217)	$(571)	$(1,788)	$(3,617)	$(5,405)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Reclassification amounts are reported as gain (loss) on sale of investment securities on the consolidated statements of income.

NOTE 5 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculation for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$18,637	$14,309	$52,418	$39,310
Weighted-average number of common shares outstanding - basic	27,367,551	26,872,787	27,131,960	26,830,341
Share-based compensation plans	1,657,818	1,538,436	1,595,022	1,453,378
Warrants	124,365	329,906	243,531	315,276
Weighted-average number of common shares - diluted	29,149,734	28,741,129	28,970,513	28,598,995
Basic earnings per common share	$0.68	$0.53	$1.93	$1.47
Diluted earnings per common share	$0.64	$0.50	$1.81	$1.37
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive securities:
Share-based compensation awards	616,995	607,678	616,995	608,778
Warrants	52,242	52,242	52,242	52,242
Total anti-dilutive securities	669,237	659,920	669,237	661,020
NOTE 6 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of September 30, 2016 and December 31, 2015 are summarized in the tables below:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$251,755	$2,890	$(325)	$254,320
Agency-guaranteed commercial real estate mortgage-backed securities	204,769	9,030	—	213,799
Corporate notes (1)	44,930	1,111	—	46,041
Equity securities (2)	22,508	—	(5,772)	16,736
	$523,962	$13,031	$(6,097)	$530,896

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists of equity securities issued by a foreign entity.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$299,392	$1,453	$(2,741)	$298,104
Agency-guaranteed commercial real estate mortgage-backed securities	206,719	—	(3,849)	202,870
Corporate notes (1)	39,925	320	(178)	40,067
Equity securities (2)	22,514	—	(3,302)	19,212
	$568,550	$1,773	$(10,070)	$560,253

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists primarily of equity securities issued by a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$5	$314	$2,853	$806
Gross gains	$—	$—	$26	$—
Gross losses	(1)	(16)	(1)	(85)
Net gains (losses)	$(1)	$(16)	$25	$(85)
These gains and losses were determined using the specific identification method and were reported as gains (losses) on sale of investment securities included in non-interest income on the consolidated statements of income.
The following table presents available-for-sale debt securities by stated maturity.  Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2016
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	37,930	38,783
Due after ten years	7,000	7,258
Agency-guaranteed residential mortgage-backed securities	251,755	254,320
Agency-guaranteed commercial real estate mortgage-backed securities	204,769	213,799
Total debt securities	$501,454	$514,160

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$2,388	$(1)	$32,529	$(324)	$34,917	$(325)
Equity securities (2)	—	—	16,736	(5,772)	16,736	(5,772)
Total	$2,388	$(1)	$49,265	$(6,096)	$51,653	$(6,097)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$102,832	$(535)	$57,357	$(2,206)	160,189	$(2,741)
Agency-guaranteed commercial real estate mortgage-backed securities	202,870	(3,849)	—	—	202,870	(3,849)
Corporate notes (1)	9,748	(178)	—	—	9,748	(178)
Equity securities (2)	19,206	(3,301)	6	(1)	19,212	(3,302)
Total	$334,656	$(7,863)	$57,363	$(2,207)	$392,019	$(10,070)

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Consists primarily of equity securities in a foreign entity.
At September 30, 2016, there was one available-for-sale investment security in the less-than-twelve-month category and nine available-for-sale investment securities in the twelve-month-or-more category.  The unrealized losses on the residential mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. The unrealized losses on the equity securities reflect decreases in market price and adverse changes in foreign currency exchange rates. Customers evaluated the financial condition and capital strength of the issuer of these securities and concluded that the decline in fair value was temporary and estimated the value could reasonably recover by way of increases in market price or positive changes in foreign currency exchange rates. Customers intends to hold these securities for the foreseeable future and does not intend to sell the securities before the price recovers. Customers considers it more likely than not that it will not be required to sell the securities. Accordingly, Customers concluded that the securities are not other-than-temporarily impaired as of September 30, 2016.
At September 30, 2016 and December 31, 2015, Customers Bank had pledged investment securities aggregating $254.3 million and $299.8 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$2,373,877	$1,754,950
Multi-family loans at lower of cost or fair value	25,263	39,257
Commercial loans held for sale	2,399,140	1,794,207
Consumer loans:
Residential mortgage loans at fair value	3,568	2,857
Loans held for sale	$2,402,708	$1,797,064

Commercial loans held for sale consists primarily of mortgage warehouse loans. These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e., the sale event). The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rate on these loans are variable and the lending transactions are short-term, with an average life of 20 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective September 30, 2015, Customers Bank transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. There were no loans transferred during 2016.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
(amounts in thousands)
Commercial:
Multi-family	$3,150,298	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,296,721	1,111,400
Commercial real estate non-owner occupied	1,151,099	956,255
Construction	83,835	87,240
Total commercial loans	5,681,953	5,064,334
Consumer:
Residential real estate	227,122	271,613
Manufactured housing	104,404	113,490
Other	3,420	3,708
Total consumer loans	334,946	388,811
Total loans receivable	6,016,899	5,453,145
Deferred costs and unamortized premiums, net	96	334
Allowance for loan losses	(37,897)	(35,647)
Loans receivable, net of allowance for loan losses	$5,979,098	$5,417,832

The following tables summarize loans receivable by loan type and performance status as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,147,521	$2,777	$3,150,298
Commercial and industrial	—	—	—	4,900	899,200	1,150	905,250
Commercial real estate - owner occupied	—	—	—	2,071	376,482	12,918	391,471
Commercial real estate - non-owner occupied	—	—	—	2,152	1,142,024	6,923	1,151,099
Construction	—	—	—	—	83,835	—	83,835
Residential real estate	1,182	—	1,182	2,238	215,766	7,936	227,122
Manufactured housing (5)	2,958	2,543	5,501	1,992	93,784	3,127	104,404
Other consumer	16	—	16	43	3,118	243	3,420
Total	$4,156	$2,543	$6,699	$13,396	$5,961,730	$35,074	$6,016,899
	December 31, 2015
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,905,789	$3,650	$2,909,439
Commercial and industrial	39	—	39	1,973	799,595	1,552	803,159
Commercial real estate - owner occupied	268	—	268	2,700	292,312	12,961	308,241
Commercial real estate - non-owner occupied	1,997	—	1,997	1,307	940,895	12,056	956,255
Construction	—	—	—	—	87,006	234	87,240
Residential real estate	2,986	—	2,986	2,202	257,984	8,441	271,613
Manufactured housing (5)	3,752	2,805	6,557	2,449	101,132	3,352	113,490
Other consumer	107	—	107	140	3,227	234	3,708
Total	$9,149	$2,805	$11,954	$10,771	$5,387,940	$42,480	$5,453,145

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of September 30, 2016 and December 31, 2015, the Bank had $0.9 million and $1.2 million, respectively, of residential real estate held in other real estate owned. As of September 30, 2016 and December 31, 2015, the Bank had initiated foreclosure proceedings on $0.5 million and $0.6 million, respectively, on loans secured by residential real estate.

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
The changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 and the loans and allowance for loan losses by loan class based on impairment evaluation method as of September 30, 2016 and December 31, 2015 are as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing arrangements.

Three Months Ended September 30, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2016	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097
Charge-offs	—	(237)	—	(140)	—	(43)	—	(246)	(666)
Recoveries	—	62	—	—	8	298	—	10	378
Provision for loan losses	(695)	832	305	3	(168)	(411)	(18)	240	88
Ending Balance, September 30, 2016	$11,673	$11,027	$1,887	$8,346	$1,049	$3,379	$422	$114	$37,897
Nine Months Ended September 30, 2016
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	(774)	—	(140)	—	(456)	—	(478)	(1,848)
Recoveries	—	173	—	8	465	299	—	10	955
Provision for loan losses	(343)	2,764	539	58	(490)	238	(72)	449	3,143
Ending Balance, September 30, 2016	$11,673	$11,027	$1,887	$8,346	$1,049	$3,379	$422	$114	$37,897
As of September 30, 2016
Loans:
Individually evaluated for impairment	$4,538	$30,275	$10,523	$10,659	$—	$3,999	$9,091	$42	$69,127
Collectively evaluated for impairment	3,142,983	873,825	368,030	1,133,517	83,835	215,187	92,186	3,135	5,912,698
Loans acquired with credit deterioration	2,777	1,150	12,918	6,923	—	7,936	3,127	243	35,074
	$3,150,298	$905,250	$391,471	$1,151,099	$83,835	$227,122	$104,404	$3,420	$6,016,899
Allowance for loan losses:
Individually evaluated for impairment	$195	$3,119	$—	$27	$—	$63	$—	$—	$3,404
Collectively evaluated for impairment	11,478	7,771	1,857	4,581	1,049	2,515	95	57	29,403
Loans acquired with credit deterioration	—	137	30	3,738	—	801	327	57	5,090
	$11,673	$11,027	$1,887	$8,346	$1,049	$3,379	$422	$114	$37,897

Three Months Ended September 30, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2015	$8,734	$14,062	$3,651	$6,310	$844	$3,455	$316	$119	$37,491
Charge-offs	—	(5,559)	(35)	(82)	—	(256)	—	—	(5,932)
Recoveries	—	248	13	—	8	—	—	6	275
Provision for loan losses	472	1,678	(370)	(109)	258	(5)	70	(5)	1,989
Ending Balance, September 30, 2015	$9,206	$10,429	$3,259	$6,119	$1,110	$3,194	$386	$120	$33,823
Nine Months Ended September 30, 2015
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(6,793)	(378)	(327)	(1,064)	(282)	—	(36)	(8,880)
Recoveries	—	351	14	—	195	572	—	91	1,223
Provision for loan losses	713	12,087	(713)	(2,752)	932	206	124	(49)	10,548
Ending Balance, September 30, 2015	$9,206	$10,429	$3,259	$6,119	$1,110	$3,194	$386	$120	$33,823
As of December 31, 2015
Loans:
Individually evaluated for impairment	$661	$17,621	$8,329	$4,831	$—	$4,726	$8,300	$140	$44,608
Collectively evaluated for impairment	2,905,128	783,986	286,951	939,368	87,006	258,446	101,838	3,334	5,366,057
Loans acquired with credit deterioration	3,650	1,552	12,961	12,056	234	8,441	3,352	234	42,480
	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,990	$1	$148	$—	$84	$—	$50	$2,273
Collectively evaluated for impairment	12,016	6,650	1,347	3,858	1,074	2,141	98	28	27,212
Loans acquired with credit deterioration	—	224	—	4,414	—	1,073	396	55	6,162
	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Certain manufactured housing loans were purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At September 30, 2016 and December 31, 2015, funds available for reimbursement, if necessary, were $0.7 million and $1.2 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Loans Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of September 30, 2016 and December 31, 2015 and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2016 and 2015. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$4,159	$4,159	$—	$2,080	$38	$1,205	$38
Commercial and industrial	22,885	23,919	—	21,859	406	18,681	879
Commercial real estate owner occupied	10,523	10,523	—	10,182	201	9,651	403
Commercial real estate non-owner occupied	10,539	10,678	—	7,983	118	6,081	133
Other consumer	42	42	—	43	—	45	—
Residential real estate	3,799	3,842	—	3,835	39	4,039	83
Manufactured housing	9,091	9,091	—	8,971	9	8,785	290
With an allowance recorded:
Multi-family	379	379	195	383	5	290	15
Commercial and industrial	7,390	7,390	3,119	7,561	43	7,256	155
Commercial real estate owner occupied	—	—	—	—	—	6	—
Commercial real estate non-owner occupied	120	120	27	328	2	438	6
Other consumer	—	—	—	—	—	36	—
Residential real estate	200	200	63	300	—	421	—
Manufactured housing	—	—	—	—	—	—	—
Total	$69,127	$70,343	$3,404	$63,525	$861	$56,934	$2,002

	December 31, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$661	$661	$—	$203	$5	$101	$5
Commercial and industrial	12,056	13,028	—	7,597	102	9,179	500
Commercial real estate owner occupied	8,317	8,317	—	6,431	103	7,617	288
Commercial real estate non-owner occupied	4,276	4,276	—	7,803	137	6,937	514
Construction	—	—	—	335	—	1,330	—
Other consumer	48	48	—	49	1	35	1
Residential real estate	4,331	4,331	—	4,044	20	3,910	62
Manufactured housing	8,300	8,300	—	7,061	131	4,855	339
With an allowance recorded:
Commercial and industrial	5,565	5,914	1,990	12,640	26	8,420	332
Commercial real estate - owner occupied	12	12	1	13	66	200	66
Commercial real estate non-owner occupied	555	555	148	664	4	821	9
Other consumer	92	92	50	93	—	88	—
Residential real estate	395	395	84	474	1	419	1
Total	$44,608	$45,929	$2,273	$47,407	$596	$43,912	$2,117
Troubled Debt Restructurings
At September 30, 2016 and December 31, 2015, there were $14.2 million and $11.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2016 and 2015. There were no modifications that involved forgiveness of debt.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	—	$—	1	$183
Interest-rate reductions	10	533	21	705
Total	10	$533	22	$888

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	3	$1,995	1	$183
Interest-rate reductions	49	1,932	131	5,747
Total	52	$3,927	132	$5,930
The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	1	$183
Commercial real estate non-owner occupied	—	—	—	—
Manufactured housing	10	533	20	699
Residential real estate	—	—	1	6
Total loans	10	$533	22	$888

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	1	$76	2	$527
Commercial real estate non-owner occupied	1	1,844	1	209
Manufactured housing	47	1,716	127	4,993
Residential real estate	3	291	2	201
Total loans	52	$3,927	132	$5,930
As of September 30, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
As of September 30, 2016, five manufactured housing loans totaling $0.1 million that were modified in TDRs within the past twelve months, defaulted on payments. As of September 30, 2015, five manufactured housing loans totaling $0.2 million that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was one specific allowance as a result of TDR modifications during the three and nine months ended September 30, 2016, totaling $29 thousand for one commercial real estate non-owner occupied loan. There was one specific allowance resulting from TDR modifications during the three months ended September 30, 2015, totaling $140 thousand for one commercial and industrial loan. There were three specific allowances from TDR modifications during the nine months ended September 30, 2015, totaling $208 thousand for two commercial and industrial loans, and $25 thousand for one commercial real estate non-owner occupied loan.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
(amounts in thousands)
Accretable yield balance as of June 30,	$11,165	$14,302
Accretion to interest income	(460)	(551)
Reclassification from nonaccretable difference and disposals, net	107	10
Accretable yield balance as of September 30,	$10,812	$13,761

	Nine Months Ended September 30,
	2016	2015
(amounts in thousands)
Accretable yield balance as of December 31,	$12,947	$17,606
Accretion to interest income	(1,429)	(1,790)
Reclassification from nonaccretable difference and disposals, net	(706)	(2,055)
Accretable yield balance as of September 30,	$10,812	$13,761

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
On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements were no longer presented as covered assets as of June 30, 2016.
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effects of the estimated clawback liability and the termination agreement, for the three and nine months ended September 30, 2016 and 2015.

	Allowance for Loan Losses
	Three Months Ended September 30,
(amounts in thousands)	2016	2015
Ending balance as of June 30,	$38,097	$37,491
Provision for loan losses (1)	88	1,989
Charge-offs	(666)	(5,932)
Recoveries	378	275
Ending balance as of September 30,	$37,897	$33,823

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended September 30,
(amounts in thousands)	2016	2015
Ending balance as of June 30,	$(1,381)	$(1,455)
Increased (decreased) estimated cash flows (2)	—	(105)
Increased estimated cash flows from covered OREO (a)	—	3,138
Other activity, net (b)	—	61
Cash payments to (receipts from) the FDIC	1,381	(1,437)
Ending balance as of September 30,	$—	$202

(1) Provision for loan losses	$88	$1,989
(2) Effect attributable to FDIC loss share arrangements	—	105
Net amount reported as provision for loan losses	$88	$2,094

(a) Recorded as a reduction to Other Real Estate Owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing agreements.

	Allowance for Loan Losses
	Nine months ended September 30,
(amounts in thousands)	2016	2015
Ending balance as of December 31,	$35,647	$30,932
Provision for loan losses (1)	3,143	10,548
Charge-offs	(1,848)	(8,880)
Recoveries	955	1,223
Ending balance as of September 30,	$37,897	$33,823

	FDIC Loss Sharing Receivable/ Clawback Liability
	Nine months ended September 30,
(amounts in thousands)	2016	2015
Ending balance as of December 31,	$(2,083)	$2,320
Increased (decreased) estimated cash flows (2)	289	(3,845)
Increased estimated cash flows from covered OREO (a)	—	3,138
Other activity, net (b)	(255)	529
Cash payments to (receipts from) the FDIC	2,049	(1,940)
Ending balance as of September 30,	$—	$202

(1) Provision for loan losses	$3,143	$10,548
(2) Effect attributable to FDIC loss share arrangements	(289)	3,845
Net amount reported as provision for loan losses	$2,854	$14,393

(a) Recorded as a reduction to Other Real Estate Owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualify for reimbursement under loss sharing agreements.

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

The following tables present the credit ratings of loans receivable as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,145,089	$874,940	$377,917	$1,140,415	$83,835	$224,113	$—	$—	$5,846,309
Special Mention	379	23,147	9,032	8,544	—	—	—	—	41,102
Substandard	4,830	7,163	4,522	2,140	—	3,009	—	—	21,664
Performing (1)	—	—	—	—	—	—	96,911	3,361	100,272
Non-performing (2)	—	—	—	—	—	—	7,493	59	7,552
Total	$3,150,298	$905,250	$391,471	$1,151,099	$83,835	$227,122	$104,404	$3,420	$6,016,899

	December 31, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,907,362	$784,892	$295,762	$950,886	$87,240	$268,210	$—	$—	$5,294,352
Special Mention	661	14,052	7,840	1,671	—	282	—	—	24,506
Substandard	1,416	4,215	4,639	3,698	—	3,121	—	—	17,089
Performing (1)	—	—	—	—	—	—	104,484	3,461	107,945
Non-performing (2)	—	—	—	—	—	—	9,006	247	9,253
Total	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,708	$5,453,145

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

NOTE 9 - SHAREHOLDERS’ EQUITY

On September 16, 2016, Customers Bancorp issued 3,400,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual
Preferred Stock, Series F, (the “Series F Preferred Stock”) par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series F Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.00% from the original issue date to, but excluding, December 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 4.762% per annum. Customers received net proceeds of $82.3 million from the offering, after deducting offering costs.

On August 11, 2016, Customers Bancorp entered into an At Market Issuance Sales Agreement ("the Sales Agreement") with FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC. Customers Bancorp has authorized the sale, at its discretion, of shares of its common stock, par value $1.00 per share, in an aggregate offering amount up to $50 million under the Sales Agreement. During third quarter 2016, Customers issued 219,386 shares in connection with this Sales Agreement receiving net proceeds of $5.5 million, net of offering costs.

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

The net proceeds from the preferred and common stock offerings will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.

Dividends on the Series C, Series D, Series E, and Series F Preferred Stock are not cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C, Series D, Series E, and Series F Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C, Series D, Series E, and Series F Preferred Stock for any future dividend period.

The Series C, Series D, Series E, and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C, Series D, Series E and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020 for the Series C Preferred Stock, March 15, 2021 for the Series D Preferred Stock, June 15, 2021 for the Series E Preferred Stock, and December 15, 2021 for the Series F Preferred Stock and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C, Series D, Series E, and Series F Preferred Stock is subject to prior approval of the Board of Governors of the Federal Reserve System. The Series C, Series D, Series E, and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series C, Series D, Series E, and Series F Preferred Stock do not have any voting rights.

On September 15, 2016, Customers made the following dividend payments to shareholders of record as of August 31, 2016:

•	a cash dividend on its Series C Preferred Stock of $0.4375 per share.

•	a cash dividend on its Series D Preferred Stock of $0.40625 per share.

•	a cash dividend on its Series E Preferred Stock of $0.403125 per share.

On June 15, 2016, Customers made the following dividend payments to shareholders of record as of May 31, 2016:

•	a cash dividend on its Series C Preferred Stock of $0.4375 per share.

•	a cash dividend on its Series D Preferred Stock of $0.40625 per share.

•	a cash dividend on its Series E Preferred Stock of $0.210521 per share.

On March 15, 2016, Customers made the following dividend payments to shareholders of record as of February 29, 2016:

•	a cash dividend on its Series C Preferred Stock of $0.4375 per share.

•	a cash dividend on its Series D Preferred Stock of $0.2076 per share.
NOTE 10 — SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2016.

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(dollars in thousands)
Outstanding at December 31, 2015	3,731,761	$14.33
Granted	20,000	25.18
Exercised	(44,337)	10.28		$623
Forfeited	(1,275)	18.72
Outstanding at September 30, 2016	3,706,149	$14.44	6.07	$39,745
Exercisable at September 30, 2016	1,095,912	$10.03	4.03	$16,584

Cash received from the exercise of options during the nine months ended September 30, 2016 was $0.5 million with a related tax benefit of $0.2 million.
Restricted Stock Units
There were 247,285 restricted stock units granted during the nine months ended September 30, 2016. Of the aggregate restricted stock units granted, 86,654 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining 160,631 units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting with one third of the amount vesting annually or a three-year cliff vesting. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2016.

	Restricted Stock Units	Weighted- average Grant- date Fair Value
Outstanding and unvested at December 31, 2015	873,264	$14.24
Granted	247,285	23.85
Vested	(97,664)	14.82
Forfeited	(973)	19.86
Outstanding and unvested at September 30, 2016	1,021,912	$16.51

Total share-based compensation expense for the three months ended September 30, 2016 and 2015 was $1.7 million and $1.2 million, respectively. Total share-based compensation expense for the nine months ended September 30, 2016 and 2015 was $4.6 million and $3.6 million, respectively.
Customers Bancorp has a policy that permits its directors to elect to receive shares of voting common stock in lieu of their cash retainers. During the nine months ended September 30, 2016, Customers Bancorp issued 22,961 shares of voting common stock with a fair value of $0.6 million to directors as compensation for their services during the first nine months of 2016. The fair values were determined based on the opening price of the common stock on the day the shares were issued.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2016 and December 31, 2015, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
The Dodd-Frank Act required the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depositary subsidiaries. In 2013, the federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms effective January 1, 2015, that (i) introduced a new capital ratio pursuant to the prompt corrective action provisions, the common equity tier 1 capital to risk weighted assets ratio, (ii) increased the adequately capitalized and well capitalized thresholds for the Tier 1 risk based capital ratios to 6% and 8%, respectively, (iii) changed the treatment of certain capital components for determining Tier 1 and Tier 2 capital, and (iv) changed the risk weighting of certain assets and off balance sheet items in determining risk weighted assets.

To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, Tier 1 risk based, total risk based and Tier 1 leveraged ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$553,391	7.117%	$398,497	5.125%	N/A	N/A
Customers Bank	$772,484	9.971%	$397,045	5.125%	$503,569	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$770,070	9.904%	$515,130	6.625%	N/A	N/A
Customers Bank	$772,484	9.971%	$513,253	6.625%	$619,777	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$904,305	11.630%	$670,641	8.625%	N/A	N/A
Customers Bank	$919,234	11.865%	$668,198	8.625%	$774,722	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$770,070	8.182%	$376,467	4.000%	N/A	N/A
Customers Bank	$772,484	8.229%	$375,508	4.000%	$469,385	5.000%
As of December 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2016 and December 31, 2015:
Cash and cash equivalents:
The carrying amounts reported on the balance sheet for cash and cash equivalents approximate those assets’ fair values. These assets are classified as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Investment securities:
The fair values of investment securities available for sale are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2, or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
The carrying amount of investments in FHLB, Federal Reserve Bank, and other restricted stock approximates fair value, and considers the limited marketability of such securities. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Loans held for sale - Consumer residential mortgage loans:
The Bank generally estimates the fair values of residential mortgage loans held for sale based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - Commercial mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized because at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 20 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale – Multi-family loans:
The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third-party investors, recent sale transactions within the secondary markets for loans with similar characteristics, or non-binding indicative bids from brokers. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans receivable, net of allowance for loan losses:
The fair values of loans held for investment are estimated using discounted cash flows and market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Impaired loans:
Impaired loans are those loans that are accounted for under ASC 310, Receivables, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flow analysis.  Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans or discounted cash flows based upon the expected proceeds.  These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Other real estate owned:
The fair value of other real estate owned ("OREO") is determined by using appraisals, which may be discounted based on management’s review and changes in market conditions or sales agreements with third parties.  All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice.  Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers.  Evaluations are completed by a person independent of management.  The content of the appraisal depends on the complexity of the property.  Appraisals are completed on a “retail value” and an “as is value”. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Deposit liabilities:
The fair values disclosed for interest and non-interest checking, passbook savings and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  These liabilities are classified as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. These liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Federal funds purchased:
For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value. These liabilities are classified as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Borrowings:
Borrowings consist of long-term and short-term FHLB advances, 5-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is classified as a Level 1 fair value measurement. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial adviser using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on The New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.
Derivatives (Assets and Liabilities):
The fair values of interest rate swaps and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bank and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bank generally uses commitments on hand from third party investors to estimate an exit price, and adjusts for the probability of the commitment being exercised based on the Bank’s internal experience (i.e., pull-through rate). These assets and liabilities are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at September 30, 2016 and December 31, 2015 were as follows:

			Fair Value Measurements at September 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$265,588	$265,588	$265,588	$—	$—
Investment securities, available for sale	530,896	530,896	16,736	514,160	—
Loans held for sale	2,402,708	2,402,848	—	2,377,445	25,403
Loans receivable, net of allowance for loan losses	5,979,098	5,998,001	—	—	5,998,001
FHLB, Federal Reserve Bank and other restricted stock	71,621	71,621	—	71,621	—
Derivatives	18,789	18,789	—	18,704	85
Liabilities:
Deposits	$7,388,970	$7,398,218	$4,459,937	$2,938,281	$—
Federal funds purchased	52,000	52,000	52,000	—	—
FHLB advances	1,036,700	1,037,706	851,700	186,006	—
Other borrowings	86,957	88,967	63,655	25,312	—
Subordinated debt	108,758	111,650	—	111,650	—
Derivatives	25,466	25,466	—	25,466	—

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$264,593	$264,593	$264,593	$—	$—
Investment securities, available for sale	560,253	560,253	19,212	541,041	—
Loans held for sale	1,797,064	1,797,458	—	1,757,807	39,651
Loans receivable, net of allowance for loan losses	5,417,832	5,353,903	—	—	5,353,903
FHLB, Federal Reserve Bank and other restricted stock	90,841	90,841	—	90,841	—
Derivatives	9,295	9,295	—	9,250	45
Liabilities:
Deposits	$5,909,501	$5,911,754	$3,561,905	$2,349,849	$—
Federal funds purchased	70,000	70,000	70,000	—	—
FHLB advances	1,625,300	1,625,468	1,365,300	260,168	—
Other borrowings	86,457	93,804	68,867	24,937	—
Subordinated debt	108,685	110,825	—	110,825	—
Derivatives	13,932	13,932	—	13,932	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$254,320	$—	$254,320
Agency guaranteed commercial real estate mortgage-backed securities	—	213,799	—	213,799
Corporate notes	—	46,041	—	46,041
Equity securities	16,736	—	—	16,736
Derivatives	—	18,704	85	18,789
Loans held for sale – fair value option	—	2,377,445	—	2,377,445
Total assets - recurring fair value measurements	$16,736	$2,910,309	$85	$2,927,130
Liabilities
Derivatives	$—	$25,466	$—	$25,466
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $3,404	$—	$—	$4,929	$4,929
Other real estate owned	—	—	2,645	2,645
Total assets - nonrecurring fair value measurements	$—	$—	$7,574	$7,574

	December 31, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 and 2015 are summarized as follows.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
	2016	2015
(amounts in thousands)
Balance at June 30	$157	$71
Issuances	85	70
Settlements	(157)	(71)
Balance at September 30	$85	$70

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
	2016	2015
(amounts in thousands)
Balance at December 31	$45	$43
Issuances	315	228
Settlements	(275)	(201)
Balance at Balance at September 30	$85	$70

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and nine months ended September 30, 2016 and 2015.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2016 and December 31, 2015 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans	$4,929	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	2,645	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	85	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans	$4,346	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	358	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	94%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and nine months ended September 30, 2016 and 2015, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $2.4 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At September 30, 2016 and December 31, 2015, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedge expires in April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At September 30, 2016, Customers had 74 interest rate swaps with an aggregate notional amount of $701.7 million related to this program. At December 31, 2015, Customers had 62 interest rate swaps with an aggregate notional amount of $461.0 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2016 and December 31, 2015, Customers had an outstanding notional balance of residential mortgage loan commitments of $5.2 million and $2.8 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At September 30, 2016 and December 31, 2015, Customers had an outstanding notional balances of credit derivatives of $35.7 million and $19.3 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$5,695
Total		$—		$5,695
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$18,453	Other liabilities	$19,739
Credit contracts	Other assets	251	Other liabilities	32
Residential mortgage loan commitments	Other assets	85	Other liabilities	—
Total		$18,789		$19,771

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$4,477
Total		$—		$4,477
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,088	Other liabilities	$9,455
Credit contracts	Other assets	162	Other liabilities	—
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$9,295		$9,455

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,737
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage loan and banking income	(71)
Total		$1,651

	Three Months Ended September 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$192
Credit contracts	Other non-interest income	51
Residential mortgage loan commitments	Mortgage loan and banking income	(1)
Total		$242

	Nine Months Ended September 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,250
Credit contracts	Other non-interest income	257
Residential mortgage loan commitments	Mortgage loan and banking income	41
Total		$1,548

	Nine Months Ended September 30, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$902
Credit contracts	Other non-interest income	15
Residential mortgage loan commitments	Mortgage loan and banking income	27
Total		$944

	Three Months Ended September 30, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$556	Interest expense	$(703)

	Three Months Ended September 30, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,464)	Interest expense	$—

(1)	Amounts presented are net of taxes

	Nine Months Ended September 30, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(1,577)	Interest expense	$(1,306)

	Nine Months Ended September 30, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(2,353)	Interest expense	$—

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of September 30, 2016, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $26.5 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at September 30, 2016 had posted $27.7 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At September 30, 2016

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At September 30, 2016

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$25,434	$—	$25,434	$—	$25,434	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2015

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2015

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$13,932	$—	$13,932	$—	$13,932	$—

NOTE 14 — BUSINESS SEGMENTS

Customers has historically operated under one business segment, "Community Banking." However, beginning in third quarter 2016, Customers revised its segment financial reporting to reflect the manner in which its chief operating decision makers (our Chief Executive Officer and Board of Directors) have begun allocating resources and assessing performance subsequent to Customers' acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016.
Management has determined that Customers' operations consist of two reportable segments - Community Business Banking and BankMobile. Each segment generates revenues, manages risk, and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing, and analysis of these segments vary considerably.
The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island and New Hampshire through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high net worth families, selected commercial real estate lending, and commercial mortgage companies. Revenues are generated primarily through net interest income (the difference between interest earned on loans, investments, and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and bank owned life insurance.
The BankMobile segment provides state of the art high tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees.
The following tables present the operating results for Customers' reportable business segments for the three and nine months ended September 30, 2016. Customers has presented the financial information and disclosures for prior periods to reflect the segment disclosures as if they had been in effect for the periods presented. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned disposition of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 38%.

	Three Months Ended September 30, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$82,828	$1,384	(1)	$84,212
Interest expense	19,620	7		19,627
Net interest income	63,208	1,377		64,585
Provision for loan losses	(162)	250		88
Non-interest income	11,121	16,365		27,486
Non-interest expense	36,864	19,354		56,218
Income (loss) before income tax expense	37,627	(1,862)		35,765
Income tax expense/(benefit)	15,284	(708)		14,576
Net income (loss)	22,343	(1,154)		21,189
Preferred stock dividends	2,552	—		2,552
Net income (loss) available to common shareholders	$19,791	$(1,154)		$18,637

	Three Months Ended September 30, 2015
	Community Business Banking	BankMobile		Consolidated
Interest income	$62,153	$1,583	(1)	$63,736
Interest expense	13,795	7		13,802
Net interest income	48,358	1,576		49,934
Provision for loan losses	2,094	—		2,094
Non-interest income	6,160	11		6,171
Non-interest expense	28,467	1,840		30,307
Income (loss) before income tax expense	23,957	(253)		23,704
Income tax expense/(benefit)	8,511	(96)		8,415
Net income (loss)	15,446	(157)		15,289
Preferred stock dividends	980	—		980
Net income (loss) available to common shareholders	$14,466	$(157)		$14,309
(1) - Amounts reported include funds transfer pricing of $1.4 million and $1.6 million, respectively, for the three months ended September 30, 2016 and 2015 credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Nine Months Ended September 30, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$234,513	$4,418	(1)	$238,931
Interest expense	53,539	22		53,561
Net interest income	180,974	4,396		185,370
Provision for loan losses	2,605	249		2,854
Non-interest income	22,241	18,996		41,237
Non-interest expense	101,053	27,253		128,306
Income (loss) before income tax expense	99,557	(4,110)		95,447
Income tax expense/(benefit)	38,691	(1,562)		37,129
Net income (loss)	60,866	(2,548)		58,318
Preferred stock dividends	5,900	—		5,900
Net income (loss) available to common shareholders	$54,966	$(2,548)		$52,418

As of September 30, 2016
Goodwill and other intangibles	$3,642	$13,282		$16,924
Total assets	$9,532,281	$70,329		$9,602,610
Total deposits	$6,855,788	$533,182		$7,388,970

	Nine Months Ended September 30, 2015
	Community Business Banking	BankMobile		Consolidated
Interest income	$177,215	$4,922	(1)	$182,137
Interest expense	39,299	16		39,315
Net interest income	137,916	4,906		142,822
Provision for loan losses	14,393	—		14,393
Non-interest income	18,272	25		18,297
Non-interest expense	78,344	5,088		83,432
Income (loss) before income tax expense	63,451	(157)		63,294
Income tax expense/(benefit)	22,557	(60)		22,497
Net income (loss)	40,894	(97)		40,797
Preferred stock dividends	1,487	—		1,487
Net income (loss) available to common shareholders	$39,407	$(97)		$39,310

As of September 30, 2015
Goodwill and other intangibles	$3,654	$—		$3,654
Total assets	$7,593,556	$2,620		$7,596,176
Total deposits	$5,423,717	$361,477		$5,785,194
(1) - Amounts reported include funds transfer pricing of $4.4 million and $4.9 million, respectively, for the nine months ended September 30, 2016 and 2015 credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

NOTE 15 – SUBSEQUENT EVENTS

On November 4, 2016, Customers entered into an underwriting agreement (the "Underwriting Agreement") with FBR Capital Markets & Co. and Keefe, Bruyette & Woods, Inc., as representatives of the underwriters named therein (collectively, the "Underwriters"), relating to the offer and sale in an underwritten offering of 2,100,000 shares of the Customer's common stock.  The shares of common stock were sold at a public offering price of $25.00 per share.  The Underwriters have agreed to purchase the shares from Customers at a discount of $0.75 per share. Customers has granted the Underwriters a 30-day option to purchase up to an additional 315,000 shares of common stock at the public offering price less the underwriting discount solely to cover over-allotments, if any. Customers expects to receive net proceeds from this offering of approximately $50.8 million (or approximately $58.4 million if the underwriters exercise their option to purchase additional shares in full), after deducting the underwriting discount and estimated offering expenses payable by us. The offering is expected to close on or about November 9, 2016, subject to customary closing conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in 2015 Form 10-K, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q.  Our actual results may differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2016. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in “NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to our audited financial statements included in our 2015 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended September 30, 2016.
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

Third Quarter Events of Note
Customers Bancorp continued its strong financial performance through third quarter 2016, with earnings of $18.6 million or $0.64 per fully diluted share. Total assets were $9.6 billion at September 30, 2016, an increase of $1.2 billion from December 31, 2015 and a decrease of $0.1 billion from June 30, 2016 as Customers moderated its balance sheet growth during third quarter 2016 as planned while continuing to organically grow deposits. Total deposits increased $0.6 billion during third quarter 2016 to $7.4 billion largely due to increased non-interest bearing demand deposits at BankMobile. Asset quality remained exceptional with non-performing loans only 0.16% of total loans and total non-performing assets (non-performing loans and other real estate owned) only 0.18% of total assets at September 30, 2016, reflecting Customers' conservative lending practices and continued focus on positive operating leverage and risk management. Capital levels improved significantly (in excess of $100 million) during third quarter 2016 as Customers issued $85.0 million of non-cumulative perpetual preferred stock in a public offering, which qualifies as Tier 1 capital under regulatory capital guidelines, $5.7 million of common equity through an at-the-market ("ATM") offering and generated strong earnings. As a result of the increased capital levels, Customer's regulatory capital ratios for Total, Tier 1 Risk Based Capital and Leverage ratios increased by more than 100 basis points. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at September 30, 2016. The return on average common equity was 13.20% for third quarter 2016, and the return on average assets was 0.89% for Customers Bancorp, Inc.
Beginning in the third quarter of 2016, Customers revised its segment financial reporting to reflect the manner in which its chief operating decision makers (our Chief Executive Officer and Board of Directors) have begun allocating resources and assessing performance subsequent to the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016. Management has determined that Customers' operations consist of two reportable segments - Community Business Banking and BankMobile. Customers' Community Business Banking segment generated net income available to common shareholders of $19.8 million in third quarter 2016 and Customers' BankMobile segment generated a third quarter 2016 net loss of $1.2 million. BankMobile-related deposits were $533.2 million at September 30, 2016, and were predominately non-interest bearing.
Customers' consolidated third quarter 2016 results included the first full quarter financial results of the Disbursement business. The discussion that follows describes the Disbursement business, the combination of that business with the BankMobile business, and Customers' strategic plans for operating the BankMobile segment over the next two years.

Customers Bank acquired the Disbursement business of Higher One effective with the close of business on June 15, 2016 and the third quarter of 2016 was the first full quarter of Customers' management of this business.  The Disbursement business consists primarily of assets, liabilities, technology and patents used to assist higher educational institutions in their distributions of Title IV monies to students. Specifically, many college students upon admission to a college will apply for Federal student loans and grants.  The students make their applications through a college, university or other qualifying educational institution.  Upon enrollment at the educational institution, the institution will submit the financial aid request to the Department of Education ("ED") on behalf of the student.  The ED will send the approved financial aid monies to the institution. The institution will subtract tuition, fees, and other charges from the amount of financial aid received by the student. Any excess funds received by the institution must be made available to the student within time frames prescribed in ED regulations.  The institution will send the funds, also known as financial aid refunds ("FARs"), for students receiving amounts along with key contact information.  The Disbursement business then communicates with the student via a U.S. postal service mailing and e-mails with instructions to proceed to a dedicated website to complete documentation in order to receive funds due to the student.  The student, among other options, is presented with a choice as to whether to send the funds due to them to an existing bank account via ACH and provide account information, receive a check for the funds (if the educational institution allows paper checks to be disbursed), or open an account with Customers Bank.  If the student elects to open a bank account with Customers, an account is opened and the student's funds due are deposited into the Customers Bank bank account the same business day the file and funds are received.  The student is given access to the student's monies via an internet based virtual debit card, through a plastic debit card and via check or other instrument.

Customers Bank combined the Disbursement business with its existing BankMobile platform late in second quarter 2016. The BankMobile segment services over 1.5 million deposit accounts at September 30, 2016 and has the potential to add between 450,000 to 500,000 new student accounts annually. Since the acquisition of the Disbursement business, BankMobile has added over 200,000 new deposit accounts and converted 300,000 deposit accounts at the student account holder's election from a prior business partner of Higher One.

Customers has significantly altered the revenue and expense business model that was followed when the Disbursement business was owned by Higher One. Customers' virtual debit card and plastic debit card give the students access to their money 24 hours per day 365 days per year, in a no or low fee product.  In Customers' business model, the fees received by Customers for providing this service to students are predominately paid by merchants servicing the students through interchange fees paid by the merchant.  Customers Bank also charges the educational providers a fee for their use of Customers' student disbursement applications.  Fees are also paid by students for out-of-network ATM use (the student has free use of approximately 43,000 ATMs across the United States and 55,000 across the world), lost cards that must be replaced, and fees for specific uses of bank product offerings.

Customers' strategy is to provide unmatched valuable service to students at low to no cost while they are attending school, develop student loyalty by providing high quality services and anticipating student financial needs, develop long term customer loyalty while the student is in college, and then work to retain the post graduate student for a lifetime customer.  The economics of the Customers Bank business model are intended to be reasonably profitable, while providing valuable financial services to the student, and enjoy the benefit of higher balances and greater account usage in the post college years so that BankMobile retains the student as a customer for life.

Currently under federal law and regulation, Customers Bancorp, Inc. must remain under $10 billion in total assets as of December 31 of each year to qualify as a small issuer of debit cards and receive the optimal debit card processing fee.  Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income.  Failure to qualify for the small issuer exception would mean the BankMobile segment would operate unprofitably or additional fees would need to be charged to students to replace the lost revenue.  Customers has stated its intent to sell the BankMobile segment within the next twelve to twenty-four months, depending upon market conditions and opportunities.
As previously noted, Customers has substantively changed the Disbursement business revenue model to eliminate or reduce many of the fees previously charged by Higher One.  Customers anticipates total revenues derived from the Disbursement business in the first full year of operation of approximately $60 million, predominately from interchange but also including fees from educational institutions participating in the program and other miscellaneous fees for specific services.  Customers also anticipates that expenses of operating the Disbursement business will be of a similar amount as revenues, not including allocation of Customers Bancorp overhead to the Disbursement business.  It is further anticipated that the Disbursement business (and the BankMobile segment) will operate at approximately break even by the end of 2016.  Although these represent management’s preliminary expectations regarding revenues, expenses and results of operations regarding the Disbursement business, the integration of the Disbursement business and implementation of Customers’ business model for the Disbursement business are ongoing, and actual results may differ materially from these preliminary expectations.
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net income available to common shareholders increased $4.3 million, or 30.3%, to $18.6 million for the three months ended September 30, 2016, compared to $14.3 million for the three months ended September 30, 2015. The increased net income available to common shareholders resulted from an increase in net interest income of $14.7 million, largely reflecting the loan portfolio growth of the past year, a reduction in the provision for loan losses expense of $2.0 million, and an increase in non-interest income of $21.3 million, offset in part by an increase in non-interest expense of $25.9 million, an increase in income tax expense of $6.2 million, and an increase in preferred stock dividends of $1.6 million.
Net interest income increased $14.7 million, or 29.3%, for the three months ended September 30, 2016 to $64.6 million, compared to $49.9 million for the three months ended September 30, 2015. This increase resulted principally from higher average loan and security balances of $2.0 billion as well as a 4 basis point expansion in net interest margin to 2.83% in the third quarter of 2016 compared to the third quarter of 2015.
The provision for loan losses decreased $2.0 million to $0.1 million for the three months ended September 30, 2016, compared to $2.1 million for the same period in 2015, as total loan balances increased only $3.0 million during third quarter 2016 (as planned) and asset quality remained exceptional.

Non-interest income increased $21.3 million, or 345.4%, for the three months ended September 30, 2016 to $27.5 million, compared to $6.2 million for the three months ended September 30, 2015. The increase in third quarter 2016 was primarily a result of increases in interchange and card revenue of $11.4 million, deposit and wire transfer fees of $4.0 million, university fees of $1.0, and a $2.2 million recovery of a previously recorded loss. The interchange and card revenue, deposit and wire transfer fee, and university fee increases totaling $16.4 million resulted from Customers' acquisition of the Disbursement business.
Non-interest expense increased $25.9 million, or 85.5%, for the three months ended September 30, 2016 to $56.2 million, compared to $30.3 million during the three months ended September 30, 2015 as a result of increases in technology costs of $10.1 million, salaries and employee benefits of $7.7 million, and professional services of $4.3 million. These increases resulted largely from increased operating costs for BankMobile of $17.5 million and the increases in resources and services necessary to support and operate a $9.6 billion bank. In addition, third quarter 2016 non-interest expenses include a $3.9 million one-time expense for technology-related services.
Income tax expense increased $6.2 million for the three months ended September 30, 2016 to $14.6 million, compared to $8.4 million for the same period of 2015. The increase in income tax expense was driven primarily from increased taxable income of $12.1 million in third quarter 2016, and an increase in the estimated effective tax rate for 2016 primarily due to an increasing proportion of income producing assets domiciled in New York, particularly in New York City. Customers’ third quarter 2016 income tax expense reflected an estimated effective tax rate of 40.8%, compared to a third quarter 2015 effective tax rate of 35.5%. Customers' third quarter 2016 income tax expense also included an adjustment of $0.8 million that increased income tax expense as a result of a "return to provision adjustment" recorded upon filing Customers' 2015 tax return during third quarter 2016.
Preferred stock dividends increased $1.6 million for the three months ended September 30, 2016 to $2.6 million, compared to $1.0 million for the three months ended September 30, 2015. The increased preferred stock dividends resulted from issuances of $167.5 million of preferred stock during 2016 for a total balance of $225 million at September 30, 2016, compared to $57.5 million of preferred stock outstanding at September 30, 2015.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest-earning deposits	$237,753	$326	0.55%	$312,286	$202	0.26%
Investment securities (A)	534,333	3,528	2.64%	377,157	2,283	2.42%
Loans held for sale	2,124,097	18,737	3.51%	1,720,863	14,006	3.23%
Loans receivable (B)	6,117,367	60,362	3.93%	4,648,986	46,291	3.95%
Other interest-earning assets	90,010	1,259	5.56%	67,299	954	5.62%
Total interest-earning assets	9,103,560	84,212	3.68%	7,126,591	63,736	3.55%
Non-interest-earning assets	336,013			257,220
Total assets	$9,439,573			$7,383,811
Liabilities
Interest checking accounts	$202,645	278	0.55%	$135,539	177	0.52%
Money market deposit accounts	3,115,076	5,200	0.66%	2,490,617	3,166	0.50%
Other savings accounts	36,516	22	0.24%	35,089	23	0.26%
Certificates of deposit	2,796,028	7,509	1.07%	2,277,072	5,656	0.99%
Total interest-bearing deposits	6,150,265	13,009	0.84%	4,938,317	9,022	0.72%
Borrowings	1,586,262	6,618	1.66%	1,214,803	4,780	1.57%
Total interest-bearing liabilities	7,736,527	19,627	1.01%	6,153,120	13,802	0.89%
Non-interest-bearing deposits	863,435			675,455
Total deposits and borrowings	8,599,962		0.91%	6,828,575		0.80%
Other non-interest-bearing liabilities	129,199			19,998
Total liabilities	8,729,161			6,848,573
Shareholders’ Equity	710,412			535,238
Total liabilities and shareholders’ equity	$9,439,573			$7,383,811
Net interest earnings		64,585			49,934
Tax-equivalent adjustment (C)		96			105
Net interest earnings		$64,681			$50,039
Interest spread			2.77%			2.75%
Net interest margin			2.82%			2.78%
Net interest margin tax equivalent (C)			2.83%			2.79%

(A)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(C)	Non-GAAP tax-equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Three Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest-earning deposits	$182	$(58)	$124
Investment securities	223	1,022	1,245
Loans held for sale	1,279	3,452	4,731
Loans receivable	(307)	14,378	14,071
Other interest-earning assets	(10)	315	305
Total interest income	1,367	19,109	20,476
Interest expense:
Interest checking accounts	10	91	101
Money market deposit accounts	1,135	899	2,034
Savings accounts	(2)	1	(1)
Certificates of deposit	500	1,353	1,853
Total interest-bearing deposits	1,643	2,344	3,987
Borrowings	308	1,530	1,838
Total interest expense	1,951	3,874	5,825
Net interest income	$(584)	$15,235	$14,651
Net interest income for the three months ended September 30, 2016 was $64.6 million, an increase of $14.7 million, or 29.3%, from net interest income of $49.9 million for third quarter 2015, as average loan and security balances increased $2.0 billion. Net interest margin expanded by 4 basis points to 2.83% for third quarter 2016 compared to 2.79% for third quarter 2015.

•	Commercial loan average balances increased $975 million, including commercial loans to mortgage banking companies, in third quarter 2016 compared to third quarter 2015.

•	Multi-family average loan balances increased $928 million in third quarter 2016 compared to third quarter 2015.

•	The net interest margin grew to 2.83% in third quarter 2016 as the average yield earned on assets increased 13 basis points, while the cost of funding the portfolio increased 11 basis points.
The increases in loan volumes for the periods presented were the result of focused efforts by Customers' lending teams to execute an organic growth strategy.
Interest expense on total interest-bearing deposits increased $4.0 million in third quarter 2016 compared to third quarter 2015. This increase resulted from increased deposit volume as average interest-bearing deposits increased $1.2 billion for the three months ended September 30, 2016 compared to average interest-bearing deposits for the three months ended September 30, 2015. The average rate on interest-bearing deposits increased 12 basis points for the third quarter 2016 compared to third quarter 2015, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers.

Interest expense on borrowings increased $1.8 million in third quarter 2016 compared to third quarter 2015. This increase was primarily driven by increased volumes as average borrowings for the three months ended September 30, 2016 increased by $371.5 million when compared to average borrowings for the three months ended September 30, 2015. The average rate on borrowings increased 9 basis points for third quarter 2016 compared to third quarter 2015 primarily due to higher rates on short term borrowings used to fund commercial loans to mortgage companies.

Customers’ net interest margin (tax equivalent) increased by 4 basis points to 2.83% for the three months ended September 30, 2016 compared to the prior year period, as the increased yields from variable rate commercial loans and the investment portfolio more than offset the higher funding costs.

Provision for Loan Losses
The Bank has established an allowance for loan losses through a provision for loan losses charged as an expense on the consolidated statements of income.  The loan portfolio is reviewed quarterly to assess and measure both the performance of the portfolio and the adequacy of the allowance for loan losses.
The provision for loan losses decreased by $2.0 million to $0.1 million for the three months ended September 30, 2016, compared to $2.1 million for the same period in 2015. The third quarter 2016 provision of $0.1 million was a result of minimal loan growth during third quarter 2016, as planned, and asset quality remained exceptional. The third quarter 2015 provision for loan losses of $2.1 million included a $1.2 million provision for net growth in the held-for-investment loan portfolio (predominately multi-family loans) and a net provision of approximately $0.9 million primarily for estimated credit quality deterioration identified with loans considered impaired as of September 30, 2015.
For more information about provision expense, the allowance for loan losses, and Customers' loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
(amounts in thousands)
Interchange and card revenue	$11,547	$128
Deposit fees	4,218	265
Mortgage warehouse transactional fees	3,080	2,792
Bank-owned life insurance	1,386	1,177
Gain on sale of loans	1,206	1,131
Mortgage loans and banking income	287	167
Gain (loss) on sale of investment securities	(1)	(16)
Other	5,763	527
Total non-interest income	$27,486	$6,171
Non-interest income increased $21.3 million during the three months ended September 30, 2016 to $27.5 million, compared to $6.2 million for the three months ended September 30, 2015. The increase in third quarter 2016 was primarily a result of an increase of $11.4 million in interchange and card revenue, an increase of $4.0 million in deposit and wire transfer fees, an increase of $1.0 million in university fees, and a $2.2 million recovery of a previously recorded loss. The interchange and card revenue, deposit and wire transfer fee, and university fee increases totaled $16.4 million at BankMobile.

Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
(amounts in thousands)
Salaries and employee benefits	$22,681	$14,981
Technology, communication and bank operations	12,525	2,422
Professional services	7,006	2,673
FDIC assessments, taxes, and regulatory fees	2,726	3,222
Occupancy	2,450	2,169
Other real estate owned expense	1,192	1,722
Loan workout	592	285
Advertising and promotion	591	330
Acquisition related expenses	144	—
Other	6,311	2,503
Total non-interest expense	$56,218	$30,307
Non-interest expense was $56.2 million for the three months ended September 30, 2016, an increase of $25.9 million from non-interest expense of $30.3 million for the three months ended September 30, 2015.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $7.7 million, or 51.4%, to $22.7 million for the three months ended September 30, 2016. This increase was primarily related to headcount growth from the acquisition of the Disbursement business and to support the larger multi-family, commercial real estate and commercial and industrial loan portfolios, and the increased deposits. Total team members increased to 757 full-time equivalents at September 30, 2016 from 484 full-time equivalents at September 30, 2015. The increase in full-time equivalents was primarily related to the acquisition of the Disbursement business, which added approximately 225 team members during June 2016, with the remaining team members added to support a growing $9.6 billion bank.
Technology, communication and bank operations expenses increased by $10.1 million, or 417.1%, to $12.5 million for the three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015. This increase was primarily attributable to increased technology costs for BankMobile of $5.4 million resulting from the acquisition of the Disbursement business in June 2016 and a $3.9 million one-time expense for bank technology-related services.
Professional services increased by $4.3 million, or 162.1%, to $7.0 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015. This increase was primarily related to increased professional service expenses for BankMobile of $3.9 million resulting from the acquisition of the Disbursement business.
FDIC assessments, taxes, and regulatory fees decreased by $0.5 million, or 15.4%, to $2.7 million for the three months ended September 30, 2016 from $3.2 million for the three months ended September 30, 2015. This decrease was primarily related to a lower insurance assessment charged by the FDIC as the FDIC's Deposit Insurance Fund reached a target ratio.
Other expenses increased by $3.8 million, or 152.1%, to $6.3 million for the three months ended September 30, 2016 from $2.5 million for the three months ended September 30, 2015. This increase was primarily attributable to increased operating costs for BankMobile of $3.5 million resulting from the acquisition of the Disbursement business in June 2016.

Income Taxes
Income tax expense increased $6.2 million in the three months ended September 30, 2016 to $14.6 million, compared to $8.4 million in the same period of 2015. The increase in income tax expense was driven primarily from increased taxable income of $12.1 million in third quarter 2016 as well as an increase in the estimated effective tax rate for 2016 primarily due to an increasing proportion of income producing assets domiciled in New York, particularly in New York City. Customers’ third quarter 2016 income tax expense reflected an estimated effective tax rate of 40.8%, compared to a third quarter 2015 effective tax rate of 35.5%. Customers' third quarter 2016 income tax expense also included an adjustment of $0.8 million that increased income tax expense as a result of a return to provision adjustment recorded upon filing Customers' 2015 tax return during third quarter 2016.

Preferred Stock Dividends
Preferred stock dividends increased $1.6 million for the three months ended September 30, 2016 to $2.6 million, compared to $1.0 million for the three months ended September 30, 2015. The increased preferred stock dividends in third quarter 2016 resulted from the accrual of dividends on the Series C preferred stock issued in second quarter 2015, the Series D preferred stock issued in first quarter 2016, the Series E preferred stock issued in second quarter 2016, and the Series F preferred stock issued in third quarter 2016. Total preferred stock outstanding as of September 30, 2016 was $225.0 million compared to $57.5 million of preferred stock outstanding as of September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net income available to common shareholders increased $13.1 million, or 33.3%, to $52.4 million for the nine months ended September 30, 2016, compared to $39.3 million for the nine months ended September 30, 2015. The increased net income available to common shareholders resulted from an increase in net interest income of $42.5 million, largely reflecting the loan portfolio growth of the past year, a decrease in provision expense of $11.5 million, and an increase in non-interest income of $22.9 million, offset in part by an increase in non-interest expense of $44.9 million, an increase in income tax expense of $14.6 million, and an increase in preferred stock dividends of $4.4 million.
Net interest income increased $42.5 million, or 29.8%, for the nine months ended September 30, 2016 to $185.4 million, compared to $142.8 million for the nine months ended September 30, 2015. This increase resulted principally from higher average loan and security balances of $2.0 billion as well as a 4 basis point expansion in net interest margin to 2.84% for the first nine months of 2016 compared to the first nine months of 2015.
The provision for loan losses decreased $11.5 million to $2.9 million for the nine months ended September 30, 2016, compared to $14.4 million for the same period in 2015. The provision for loan losses of $2.9 million included provisions for loan growth and impairment measured on specific loans of approximately $5.0 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans, a reduction in the estimated amounts owed to the FDIC for previous FDIC assisted transactions, and other recoveries of approximately $2.1 million. The 2015 provision expense included a provision of $6.0 million for a fraudulent loan that was charged off in full during 2015 and an increase in estimated amounts owed to the FDIC for previous FDIC assisted transactions of $3.8 million.
Non-interest income increased $22.9 million, or 125.4%, during the nine months ended September 30, 2016 to $41.2 million, compared to $18.3 million for the nine months ended September 30, 2015. The increase was primarily a result of an increase of $13.4 million in interchange and card revenues, deposit and wire transfer fees of $4.6 million, and an increase in other income of $4.7 million resulting primarily from a $2.2 million recovery of a previously recorded loss and university fees of $1.2 million. The interchange and card revenue, deposit and wire transfer fee, and university fee increases totaled $19.0 million at BankMobile.
Non-interest expense increased $44.9 million, or 53.8%, during the nine months ended September 30, 2016 to $128.3 million, compared to $83.4 million during the nine months ended September 30, 2015 as a result of increases in salaries and employee benefits of $14.7 million, technology costs of $11.2 million, professional services of $5.8 million, FDIC assessments, taxes and regulatory fees of $3.7 million, acquisition related expenses of $1.2 million and other operating expenses of $6.8 million. These increases resulted largely from increased operating costs for BankMobile of $22.2 million, a $3.9 million one-time expense for technology-related services, one-time charges of $1.4 million associated with legal matters, and an increase in resources and services necessary to support and operate a $9.6 billion bank. Non-interest expenses for the nine months ended September 30, 2015 also included an adjustment of $2.3 million that reduced Pennsylvania shares tax expense.

Income tax expense increased $14.6 million in the nine months ended September 30, 2016 to $37.1 million, compared to $22.5 million in the same period of 2015. The increase in income tax expense was driven by increased taxable income of $32.2 million in the first nine months of 2016 and an adjustment of $0.8 million that increased income tax expense as a result of a return to provision true-up recorded upon the filing of Customers' 2015 tax return during third quarter 2016. Customers' effective tax rate increased to 38.9% for the nine months ended September 30, 2016, compared to 35.5% for the same period of 2015. The increase in the effective tax rate was primarily driven by an increased proportion of income producing assets domiciled in New York, particularly in New York City.
Preferred stock dividends increased $4.4 million in the nine months ended September 30, 2016 to $5.9 million, compared to $1.5 million in the same period of 2015. The increased preferred stock dividends resulted from issuances of $167.5 million of preferred stock during 2016 for a total balance of $225.0 million, compared to $57.5 million of preferred stock outstanding at September 30, 2015.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest earning deposits	$211,971	$845	0.53%	$295,485	$566	0.26%
Investment securities, taxable (A)	548,921	10,875	2.64%	389,253	6,899	2.36%
Loans held for sale	1,915,572	50,272	3.51%	1,594,942	38,428	3.22%
Loans (B)	5,949,829	173,847	3.90%	4,472,704	132,185	3.95%
Other interest-earning assets	90,911	3,092	4.54%	73,368	4,059	7.40%
Total interest earning assets	8,717,204	238,931	3.66%	6,825,752	182,137	3.57%
Non-interest earning assets	305,326			265,184
Total assets	$9,022,530			$7,090,936
Liabilities
Interest checking	$160,525	681	0.57%	$119,472	495	0.55%
Money market	3,044,696	13,674	0.60%	2,336,667	9,244	0.53%
Other savings	39,075	66	0.23%	35,462	87	0.33%
Certificates of deposit	2,556,935	19,944	1.04%	1,997,640	14,867	0.99%
Total interest bearing deposits	5,801,231	34,365	0.79%	4,489,241	24,693	0.74%
Borrowings	1,693,455	19,196	1.51%	1,395,863	14,622	1.40%
Total interest-bearing liabilities	7,494,686	53,561	0.95%	5,885,104	39,315	0.89%
Non-interest-bearing deposits	800,358			684,466
Total deposits & borrowings	8,295,044		0.86%	6,569,570		0.80%
Other non-interest bearing liabilities	76,774			26,025
Total liabilities	8,371,818			6,595,595
Shareholders’ Equity	650,712			495,341
Total liabilities and shareholders’ equity	$9,022,530			$7,090,936
Net interest earnings		185,370			142,822
Tax-equivalent adjustment (C)		298			337
Net interest earnings		$185,668			$143,159
Interest spread			2.80%			2.77%
Net interest margin			2.84%			2.80%
Net interest margin tax equivalent (C)			2.84%			2.80%

(A)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(C)	Non-GAAP tax-equivalent basis, using a 35% statutory tax rate to approximate interest income as a taxable asset.

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

	Nine Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest earning deposits	$475	$(196)	$279
Investment securities	887	3,089	3,976
Loans held for sale	3,613	8,231	11,844
Loans	(1,625)	43,287	41,662
Other interest-earning assets	(1,797)	830	(967)
Total interest income	1,553	55,241	56,794
Interest expense:
Interest checking	12	174	186
Money market deposit accounts	1,360	3,070	4,430
Savings	(29)	8	(21)
Certificates of deposit	732	4,345	5,077
Total interest bearing deposits	2,075	7,597	9,672
Borrowings	1,266	3,308	4,574
Total interest expense	3,341	10,905	14,246
Net interest income	$(1,788)	$44,336	$42,548
Net interest income for the nine months ended September 30, 2016 was $185.4 million, an increase of $42.5 million, or 29.8%, when compared to net interest income of $142.8 million for the nine months ended September 30, 2015. This increase was primarily driven by increased average loan and security balances of $2.0 billion. Net interest margin also expanded by 4 basis points to 2.84% from the nine months ended September 30, 2015 and contributed to the higher net interest income.

•
Regarding the increases in loan balances, commercial loan average balances increased $852 million, including commercial loans to mortgage banking companies, in the first nine months of 2016 compared to the first nine months of 2015.

•	Multi-family average loan balances increased $981 million in the first nine months of 2016 compared to the first nine months of 2015.

•	The increased volume from variable rate commercial loans and the investment portfolio more than offset the higher funding costs.
Interest expense on total interest-bearing deposits increased $9.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase primarily resulted from increased deposit volume as average interest-bearing deposits for the nine months ended September 30, 2016 increased by $1.3 billion when compared to average interest-bearing deposits for the nine months ended September 30, 2015. The average rate on interest-bearing deposits increased 5 basis points for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers.

Interest expense on borrowings increased $4.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This increase was driven by increased volume as average borrowings increased by $297.6 million when compared to average borrowings for the nine months ended September 30, 2015, in addition to a 11 basis point increase in average rates for the period due to higher rates on short term borrowings used to fund commercial loans to mortgage companies.

Provision for Loan Losses
The provision for loan losses decreased by $11.5 million to $2.9 million for the nine months ended September 30, 2016, compared to $14.4 million for the same period in 2015. The provision for loan losses of $2.9 million included provisions for loan growth and impairment measured on specific specific loans of approximately $5.0 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans, a reduction in the estimated amounts owed to the FDIC for previous FDIC assisted transactions, and other recoveries of approximately $2.1 million. The 2015 provision expense included a provision of $6.0 million for a fraudulent loan that was charged off in full during 2015 and an increase in estimated amounts owed to the FDIC for previous FDIC assisted transactions of $3.8 million.
For more information about provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
(amounts in thousands)
Interchange and card revenue	$13,806	$390
Mortgage warehouse transactional fees	8,702	7,864
Deposit fees	5,260	691
Bank-owned life insurance	3,629	3,407
Gain on sale of loans	2,135	3,189
Mortgage loans and banking income	737	605
Gain (loss) on sale of investment securities	25	(85)
Other	6,943	2,236
Total non-interest income	$41,237	$18,297
Non-interest income increased $22.9 million during the nine months ended September 30, 2016 to $41.2 million, compared to $18.3 million for the nine months ended September 30, 2015. The increase was primarily a result of an increase of $13.4 million in interchange and card revenues, deposit and wire transfer fees of $4.6 million, and an increase in other non-interest income of $4.7 million resulting primarily from a $2.2 million recovery of a previously recorded loss and university fees of $1.2 million. The interchange and card revenue, deposit and wire transfer fee, and university fee increases totaled $19.0 million at BankMobile.

Non-Interest Expense
The table below presents the components of non-interest expense for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
(amounts in thousands)
Salaries and employee benefits	$58,051	$43,381
Technology, communication and bank operations	19,021	7,791
Professional services	13,213	7,378
FDIC assessments, taxes, and regulatory fees	11,191	7,495
Occupancy	7,248	6,469
Other real estate owned expense	1,663	2,026
Loan workout expense	1,497	541
Acquisition related expenses	1,195	—
Advertising and promotion	1,178	1,106
Other	14,049	7,245
Total non-interest expense	$128,306	$83,432
Non-interest expense was $128.3 million for the nine months ended September 30, 2016, an increase of $44.9 million from non-interest expense of $83.4 million for the nine months ended September 30, 2015.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $14.7 million, or 33.8%, to $58.1 million for the nine months ended September 30, 2016. The increase was primarily related to headcount growth from the acquisition of the Disbursement business and to support the larger multi-family, commercial real estate and commercial and industrial loan portfolios, and the increased deposits. Total team members increased to 757 full-time equivalents at September 30, 2016, from 484 full-time equivalents at September 30, 2015. The increase in full-time equivalents was primarily related to the acquisition of the Disbursement business which added approximately 225 employees during June 2016, with the remaining team members added to support a $9.6 billion bank.
Technology, communication and bank operations increased by $11.2 million, or 144.1%, to $19.0 million for the nine months ended September 30, 2016 from $7.8 million for the nine months ended September 30, 2015. This increase was primarily attributable to increased technology costs for BankMobile of $6.5 million resulting from the acquisition of the Disbursement business in June 2016 and a $3.9 million one-time expense for technology-related services.
Professional services expense increased by $5.8 million, or 79.1%, to $13.2 million for the nine months ended September 30, 2016 from $7.4 million for the nine months ended September 30, 2015. The increase was primarily related to increased professional services expense for BankMobile of $4.1 million resulting from the acquisition of the Disbursement business and other professional services expense to support a $9.6 billion bank.
FDIC assessments, taxes, and regulatory fees increased by $3.7 million, or 49.3%, to $11.2 million for the nine months ended September 30, 2016 from $7.5 million for the nine months ended September 30, 2015. This increase was primarily attributable to an adjustment that reduced Pennsylvania shares tax expense by $2.3 million for the nine months ended September 30, 2015 and increased FDIC insurance assessments driven mainly by the organic growth of the Bank.
Acquisition related expenses were $1.2 million for the nine months ended September 30, 2016. Expenses were primarily consulting, professional services and other expenses related to the acquisition of the Disbursement business.
Other expenses increased by $6.8 million, or 93.9%, to $14.0 million for the nine months ended September 30, 2016 from $7.2 million for the nine months ended September 30, 2015. The increase was primarily attributable to increased operating costs for BankMobile of $4.2 million, one-time charges associated with legal matters of $1.4 million, and other operating costs increases necessary to support and operate a $9.6 billion bank.

Income Taxes
Income tax expense increased $14.6 million in the nine months ended September 30, 2016 to $37.1 million, compared to $22.5 million in the same period of 2015. The increase in income tax expense was driven by increased taxable income of $32.2 million in the first nine months of 2016 and an adjustment of $0.8 million that increased income tax expense as a result of a return to provision true-up recorded upon the filing of Customers' 2015 tax return during third quarter 2016. Customers' effective tax rate increased to 38.9% for the nine months ended September 30, 2016, compared to 35.5% for the same period of 2015. The increase in the effective tax rate was primarily driven by an increased proportion of income producing assets domiciled in New York, particularly in New York City.

Preferred Stock Dividends

Preferred stock dividends increased $4.4 million in the nine months ended September 30, 2016 to $5.9 million, compared to $1.5 million for the nine months ended September 30, 2015. The increased preferred stock dividends resulted from the accrual of dividends on the Series C preferred stock issued in second quarter 2015, the Series D preferred stock issued in first quarter 2016, the Series E preferred stock issued in second quarter 2016, and the Series F preferred stock issued in third quarter 2016. Total preferred stock outstanding at September 30, 2016 was $225.0 million compared to $57.5 million preferred stock outstanding as of September 30, 2015.
Financial Condition
General
Total assets were $9.6 billion at September 30, 2016.  This represented a $1.2 billion, or 14.3%, increase from total assets of $8.4 billion at December 31, 2015. The major change in Customers' financial position occurred as the result of organic growth in our loan portfolio, which increased by $1.2 billion since December 31, 2015, or 16.1%, to $8.4 billion at September 30, 2016. The main drivers were the growth of commercial loans held for investment, which increased $0.6 billion, or 12.2%, to $5.7 billion at September 30, 2016 compared to $5.1 billion at December 31, 2015 and commercial loans to mortgage companies held for sale which increased $0.6 billion, or 35.3%, to $2.4 billion at September 30, 2016 compared to $1.8 billion at December 31, 2015.
Total liabilities were $8.8 billion at September 30, 2016. This represented a $1.0 billion, or 12.3%, increase from $7.8 billion at December 31, 2015. The increase in total liabilities resulted from increased deposits, which increased by $1.5 billion, or 25.0%, to $7.4 billion at September 30, 2016 from $5.9 billion at December 31, 2015. Transaction deposits grew by $0.9 billion, or 25.2%, to $4.5 billion at September 30, 2016 from $3.6 billion at December 31, 2015. Deposit growth was primarily the result of growth in non-interest bearing demand deposits of $0.4 billion (primarily generated by BankMobile), money market accounts of $0.4 billion and certificates of deposit accounts of $0.6 billion.

The following table sets forth certain key condensed balance sheet data as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
(amounts in thousands)
Cash and cash equivalents	$265,588	$264,593
Investment securities, available for sale	530,896	560,253
Loans held for sale (includes $2,377,445 and $1,757,807, respectively, at fair value)	2,402,708	1,797,064
Loans receivable	6,016,995	5,453,479
Allowance for loan losses	(37,897)	(35,647)
Total assets	9,602,610	8,398,205
Total deposits	7,388,970	5,909,501
Federal funds purchased	52,000	70,000
FHLB advances	1,036,700	1,625,300
Other borrowings	86,957	86,457
Subordinated debt	108,758	108,685
Total liabilities	8,812,790	7,844,303
Total shareholders’ equity	789,820	553,902
Total liabilities and shareholders’ equity	9,602,610	8,398,205
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $39.7 million at September 30, 2016. This represents a $13.8 million decrease from $53.6 million at December 31, 2015.  These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $225.8 million and $211.0 million at September 30, 2016 and December 31, 2015, respectively. Included in the reported balances of cash and cash equivalents at September 30, 2016 is the $20 million placed in escrow to be paid to Higher One over the next two years in connection with the acquisition of the Disbursement business.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At September 30, 2016, investments consisted of residential and commercial real estate mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At September 30, 2016, investment securities were $530.9 million compared to $560.3 million at December 31, 2015. The decrease was primarily the result of maturities, sales and principal repayments of $48.9 million during the nine months ended September 30, 2016, offset in part by investment security purchases of $5.0 million and net increases in fair values of $15.2 million.
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking businesses lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for the Bank’s loans. As of September 30, 2016, loans in the warehouse lending portfolio totaled $2.4 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting standards and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2016, the Bank had multi-family loans of $3.2 billion outstanding, making up approximately 37.7% of the Bank’s total loan portfolio, compared to $2.9 billion, or approximately 40.7% of the total loan portfolio at December 31, 2015.
As of September 30, 2016, the Bank had $8.1 billion in commercial loans outstanding, totaling approximately 96.0% of its total loan portfolio, which includes loans held for sale, compared to $6.9 billion commercial loans outstanding, composing approximately 94.6% of its loan portfolio at December 31, 2015.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2016, the Bank had $338.5 million in consumer loans outstanding, or 4.0%, of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
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

Held-for-Sale Loans
The composition of loans held for sale as of September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
	2016	2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$2,373,877	$1,754,950
Multi-family loans at lower of cost or fair value	25,263	39,257
Total commercial loans held for sale	2,399,140	1,794,207
Consumer loans:
Residential mortgage loans at fair value	3,568	2,857
Loans held for sale	$2,402,708	$1,797,064

At September 30, 2016, loans held for sale were $2.4 billion, or 28.5%, of the total loan portfolio, compared to $1.8 billion, or 24.8%, of the total loan portfolio at December 31, 2015. The loans held-for-sale portfolio at September 30, 2016 included $2.4 billion of commercial loans to mortgage banking businesses, $25.3 million of multi-family loans and $3.6 million of consumer residential mortgage loans, compared to $1.8 billion of commercial loans to mortgage banking businesses, $39.3 million of multi-family loans and $2.9 million of consumer residential mortgages loans at December 31, 2015. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are held for sale.
The mortgage warehouse loan held for sale balances increased $618.9 million to $2.4 billion as of September 30, 2016 compared to December 31, 2015. The increase resulted primarily from the increased level of home mortgage refinance activity nation-wide as a result of the sharp decline in longer term borrowing rates experienced in 2016. Mortgage warehouse balances are typically elevated during the summer months when home purchasing activity is typically stronger.

Loans Receivable
Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $561.3 million to $6.0 billion at September 30, 2016 from $5.4 billion at December 31, 2015. Loans receivable as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
(amounts in thousands)
Commercial:
Multi-family	$3,150,298	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,296,721	1,111,400
Commercial real estate non-owner occupied	1,151,099	956,255
Construction	83,835	87,240
Total commercial loans	5,681,953	5,064,334
Consumer:
Residential real estate	227,122	271,613
Manufactured housing	104,404	113,490
Other	3,420	3,708
Total consumer loans	334,946	388,811
Total loans receivable	6,016,899	5,453,145
Deferred costs and unamortized premiums, net	96	334
Allowance for loan losses	(37,897)	(35,647)
Loans receivable, net of allowance for loan losses	$5,979,098	$5,417,832

Multi-family net loan growth (excluding loans held for sale) of $240.9 million in 2016 reflects efforts by Customers to deepen penetration into its markets during the period. Customers plans to moderate its multi-family loan growth for the remainder of 2016.

Credit Risk
Customers manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards, diligent collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged to the allowance for loan losses when they are identified, and provisions are added to the allowance for loan losses when and as appropriate. The adequacy of the allowance for loan losses to absorb estimated incurred losses as of the last day of the reporting period is evaluated at least quarterly.
The provision for loan losses was $0.1 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively. The provision for loan losses was $2.9 million and $14.4 million for the nine months ended September 30, 2016 and 2015, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $37.9 million, or 0.63% of loans receivable, at September 30, 2016 and $35.6 million, or 0.65% of loans receivable, at December 31, 2015. Net charge-offs were $0.9 million for the nine months ended September 30, 2016, a decrease of $6.8 million compared to the same period in 2015.  The decrease in net charge offs was mainly driven by the $5.3 million partial charge-off recorded in third quarter 2015 for the $9.0 million fraudulent loan identified in the commercial loan portfolio. The remaining $3.7 million was charged-off in fourth quarter 2015.
On July 11, 2016, Customers entered into an agreement to terminate all existing loss sharing agreements with the FDIC. All rights and obligations under these loss sharing agreements have been resolved and terminated under this agreement. Covered loans and other real estate owned were reclassified and were no longer presented as of June 30, 2016.

The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing agreements.
Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(amounts in thousands)
Balance at the beginning of the period	$38,097	$37,491	$35,647	$30,932
Loan charge-offs (1)
Commercial and industrial	237	5,559	774	6,793
Commercial real estate owner occupied	—	35	—	378
Commercial real estate non-owner occupied	140	82	140	327
Construction	—	—	—	1,064
Residential real estate	43	256	456	282
Other consumer	246	—	478	36
Total Charge-offs	666	5,932	1,848	8,880
Loan recoveries (1)
Commercial and industrial	62	248	173	351
Commercial real estate owner occupied	—	13	—	14
Commercial real estate non-owner occupied	—	—	8	—
Construction	8	8	465	195
Residential real estate	298	—	299	572
Other consumer	10	6	10	91
Total Recoveries	378	275	955	1,223
Total net charge-offs	288	5,657	893	7,657
Provision for loan losses	88	1,989	3,143	10,548
Balance at the end of the period	$37,897	$33,823	$37,897	$33,823

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

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

Approximately 80% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including, but not limited to, discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is used to determine the estimated fair value of the underlying collateral and compared, net of estimated selling costs if the loan is collateral dependent, to the outstanding loan balance to measure a specific reserve. Appraisals used in this evaluation process are typically less than two years aged. New appraisals are typically obtained for loans where real estate is the primary source of collateral when they are first evaluated individually for impairment. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the future cash flows to be received and compared, net of estimated selling costs if appropriate, to the outstanding loan balance to estimate the required reserve, if any.
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
Losses incurred on covered loans were eligible for partial reimbursement by the FDIC prior to the termination of Customers' loss sharing agreements with the FDIC (discussed below). In this situation, subsequent to the purchase date, the expected cash flows on the covered loans were subject to evaluation. Decreases in the present value of expected cash flows on the covered loans were recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset was increased reflecting an estimated future collection from the FDIC, which was recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increased such that a previously recorded impairment could be reversed, the Bank recorded a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows from the FDIC loss sharing receivable, when there are no previously recorded impairments, were considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements were recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense).
On July 11, 2016, Customers entered into an agreement to terminate all existing loss sharing agreements with the FDIC. All rights and obligations under these loss sharing agreements have been resolved and terminated under this agreement. Covered loans and other real estate owned were reclassified were no longer presented as covered beginning June 30, 2016.
Asset Quality
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers' originated loans were subject to the current underwriting standards that were put in place in 2009. Management believes this additional information provides a better understanding of the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may emerge in future periods. Credit losses from originated loans are absorbed by the allowance for loan losses. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves, as described below. The allowance for loan losses is intended to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at September 30, 2016

Loan Type	Total Loans	Current	30-89 Days	90 Days or More and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,146,121	$3,146,121	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,192,720	1,186,394	—	—	6,326	271	6,597	0.53%	0.55%
Commercial Real Estate Non-Owner Occupied	1,113,620	1,113,620	—	—	—	—	—	—%	—%
Residential	118,167	118,135	—	—	32	—	32	0.03%	0.03%
Construction	83,835	83,835	—	—	—	—	—	—%	—%
Other consumer	816	816	—	—	—	—	—	—%	—%
Total Originated Loans	5,655,279	5,648,921	—	—	6,358	271	6,629	0.11%	0.12%
Loans Acquired
Bank Acquisitions (2)	177,085	168,347	1,280	2,412	5,046	3,202	8,248	2.85%	4.57%
Loan Purchases (2)	184,535	175,828	3,048	3,667	1,992	424	2,416	1.08%	1.31%
Total Loans Acquired	361,620	344,175	4,328	6,079	7,038	3,626	10,664	1.95%	2.92%
Deferred costs and unamortized premiums, net	96	96	—	—	—	—	—
Total Loans Receivable (2)	6,016,995	5,993,192	4,328	6,079	13,396	3,897	17,293	0.22%	0.29%
Total Loans Held for Sale (3)	2,402,708	2,402,708	—	—	—	—	—
Total Portfolio	$8,419,703	$8,395,900	$4,328	$6,079	$13,396	$3,897	$17,293	0.16%	0.21%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
(2) Includes purchased credit impaired loans.
(3) Consists primarily of short-term commercial loans to mortgage companies. Please refer to NOTE 7 - LOANS HELD FOR SALE to the unaudited consolidated financial statements for more information.

Asset Quality at September 30, 2016 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,146,121	$—	$11,673	$—	$11,673	0.37%	—%
Commercial & Industrial (1)	1,192,720	6,326	12,129	—	12,129	1.02%	191.73%
Commercial Real Estate Non-Owner Occupied	1,113,620	—	4,417	—	4,417	0.40%	—%
Residential	118,167	32	2,232	—	2,232	1.89%	6,975.00%
Construction	83,835	—	1,049	—	1,049	1.25%	—%
Other consumer	816	—	10	—	10	1.23%	—%
Total Originated Loans	5,655,279	6,358	31,510	—	31,510	0.56%	495.60%
Loans Acquired
Bank Acquisitions (2)	177,085	5,046	5,965	—	5,965	3.37%	118.21%
Loan Purchases (2)	184,535	1,992	422	667	1,089	0.59%	54.67%
Total Loans Acquired	361,620	7,038	6,387	667	7,054	1.95%	100.23%
Deferred costs and unamortized premiums, net	96	—	—	—	—
Total Loans Receivable (2)	6,016,995	13,396	37,897	667	38,564	0.64%	287.88%
Total Loans Held for Sale (3)	2,402,708	—	—	—	—
Total Portfolio	$8,419,703	$13,396	$37,897	$667	$38,564	0.46%	287.88%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
(2) Includes purchased credit impaired loans.
(3) Consists primarily of short-term commercial loans to mortgage companies. Please refer to NOTE 7 - LOANS HELD FOR SALE to the unaudited consolidated financial statements for more information.

Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $5.7 billion, or 94.0% of total loans receivable, at September 30, 2016, compared to $5.0 billion, or 91.7% of total loans , at December 31, 2015. The new management team at that time adopted new underwriting standards that management believes better limits risks of loss than the pre-2009, or legacy underwriting standards, or the underwriting standards of acquired, typically troubled, banks. Post 2009 non-performing loans were $6.4 million, or 0.11% of post 2009 originated loans, at September 30, 2016, compared to $3.6 million, or 0.07% of post 2009 originated loans, at December 31, 2015. The post 2009 originated loans were supported by an allowance for loan losses of $31.5 million (0.56% of post 2009 originated loans) and $27.7 million (0.55% of post 2009 originated loans), respectively, at September 30, 2016 and December 31, 2015.
Loans Acquired
At September 30, 2016, Customers reported $361.6 million of acquired loans, which was 6.0% of total loans receivable, compared to $450.6 million, or 8.3% of total loans receivable at December 31, 2015.  Non-performing acquired loans totaled $7.0 million and $7.2 million, respectively, at September 30, 2016 and December 31, 2015. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $59.0 million were supported by a $0.7 million cash reserve at September 30, 2016, compared to $63.4 million supported by a cash reserve of $1.2 million at December 31, 2015. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At September 30, 2016, $38.0 million of these loans were outstanding, compared to $41.9 million at December 31, 2015.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $7.1 million (1.95% of total acquired loans) and $9.1 million (2.03% of total acquired loans), respectively, at September 30, 2016 and December 31, 2015.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits increased to $7.4 billion at September 30, 2016, an increase of $1.5 billion, or 25.0%, from $5.9 billion at December 31, 2015. Demand deposits were $1.3 billion at September 30, 2016, compared to $780.9 million at December 31, 2015, an increase of $501.8 million, or 64.3%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $3.2 billion at September 30, 2016, an increase of $396.3 million, or 14.2%, from $2.8 billion at December 31, 2015. This increase was primarily attributed to an increase in money market accounts, including accounts held by municipalities. Total time deposits were $2.9 billion at September 30, 2016, an increase of $581.4 million, or 24.8%, from $2.3 billion at December 31, 2015. At September 30, 2016, the Bank had $1.3 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program increased $27.9 million, or 2.2% from December 31, 2015.
The components of deposits were as follows at the dates indicated:

	September 30, 2016	December 31, 2015
(amounts in thousands)
Demand	$1,282,673	$780,894
Savings, including MMDA	3,177,264	2,781,010
Time, $100,000 and over	2,041,390	1,624,562
Time, other	887,643	723,035
Total deposits	$7,388,970	$5,909,501

Borrowings
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short term and long term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of September 30, 2016 and December 31, 2015, total outstanding borrowings were $1.3 billion and $1.9 billion, respectively, which represented a decrease of $0.6 billion, or 32.1%. This decrease was primarily the result of an increase in deposits, reducing the need for short term borrowings.

Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $235.9 million to $789.8 million at September 30, 2016, compared to shareholders' equity of $553.9 million at December 31, 2015, a 42.6% increase in the first nine months of 2016. The primary components of the increase were as follows:

•
the issuance of 6,700,000 shares of preferred stock in 2016; 1,000,000 shares on January 29, 2016 with net proceeds of $24.1 million, 2,300,000 shares on April 28, 2016 with net proceeds of $55.6 million, and 3,400,000 shares on September 16, 2016 with net proceeds of $82.3 million;

•	the issuance of 219,386 shares of common stock in connection with an ATM offering, with net proceeds of $5.5 million during third quarter 2016;

•	net income of $58.3 million for the nine months ended September 30, 2016;

•	net other comprehensive income of $8.8 million for the nine months ended September 30, 2016;

•	share-based compensation expense of $4.6 million for the nine months ended September 30, 2016;

•	offset in part by the accrual of preferred stock dividends of $5.9 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, Customers completed the following capital transactions:

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F

On September 16, 2016, Customers Bancorp issued 3,400,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual
Preferred Stock, Series F, par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series F Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.00% from the original issue date to, but excluding, December 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 4.762% per annum. Customers received net proceeds of $82.3 million from the offering, after deducting offering costs.

At the Market Issuance of Common Stock

On August 11, 2016, Customers Bancorp entered into an At Market Issuance Sales Agreement ("the Sales Agreement") with FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC. Customers Bancorp has authorized the sale, at its discretion, of shares of its common stock, par value $1.00 per share, in an aggregate offering amount up to $50 million under the Sales Agreement. During third quarter 2016, Customers issued 219,386 shares in connection with this Sales Agreement receiving net proceeds of $5.5 million, net of offering costs.

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E

On April 28, 2016, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share, at a price of $25.00 per share. Dividends on the Series E Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.45% from the original issue date to, but excluding, June 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.14% per annum. Customers received net proceeds of $55.6 million from the offering, after deducting offering costs.

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D

On January 29, 2016, Customers Bancorp issued 1,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share, at a price of $25.00 per share. Dividends on the Series D Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum.

Dividends on the Series D, Series E, and Series F Preferred Stock will not be cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series D, Series E, and Series F Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series D, Series E, and Series F Preferred Stock for any future dividend period.

The Series D, Series E, and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series D, Series E, and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after March 15, 2021 for the Series D Preferred Stock, June 15, 2021 for the Series E Preferred Stock, and December 15, 2021 for the Series F Preferred Stock, and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series D, Series E, and Series F Preferred Stock are subject to prior approval of the Board of Governors of the Federal Reserve System. The Series D, Series E, and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series D, Series E, and Series F Preferred Stock do not have any voting rights.
We are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial statements. At September 30, 2016, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject. Capital levels continue to exceed the well-capitalized threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for Customers Bancorp and the Bank.

The capital ratios for the Bank and the Bancorp at September 30, 2016 and December 31, 2015 were as follows:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$553,391	7.117%	$398,497	5.125%	N/A	N/A
Customers Bank	$772,484	9.971%	$397,045	5.125%	$503,569	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$770,070	9.904%	$515,130	6.625%	N/A	N/A
Customers Bank	$772,484	9.971%	$513,253	6.625%	$619,777	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$904,305	11.630%	$670,641	8.625%	N/A	N/A
Customers Bank	$919,234	11.865%	$668,198	8.625%	$774,722	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$770,070	8.182%	$376,467	4.000%	N/A	N/A
Customers Bank	$772,484	8.229%	$375,508	4.000%	$469,385	5.000%
As of December 31, 2015:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during the first quarter 2015 and the capital conservation buffer effective January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of September 30, 2016, the Bank and Bancorp were in compliance with the Basel III requirements. See "NOTE 11 - REGULATORY CAPITAL" for additional discussion regarding regulatory capital requirements.

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

As of September 30, 2016 and December 31, 2015, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	September 30, 2016	December 31, 2015
(amounts in thousands)
Commitments to fund loans	$163,453	$537,380
Unfunded commitments to fund mortgage warehouse loans	747,416	1,302,759
Unfunded commitments under lines of credit	511,394	436,550
Letters of credit	40,611	42,002
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are deposits, proceeds from debt issuances, principal and interest payments on loans, other funds from operations, and proceeds from stock issuances. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of September 30, 2016, our borrowing capacity with the Federal Home Loan Bank was $4.1 billion, of which $1.0 billion was utilized in borrowings and $1.6 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2016, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $58.7 million.
Net cash flows used in operating activities were $528.7 million during the nine months ended September 30, 2016, compared to net cash flows used in operating activities of $300.3 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $619.1 million. During the nine months ended September 30, 2015, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $344.5 million.

Investing activities used net cash flows of $507.4 million during the nine months ended September 30, 2016, compared to net cash flows used in investing activities of $412.9 million during the nine months ended September 30, 2015. Proceeds from the sale of loans totaled $91.9 million during the nine months ended September 30, 2016, compared to $192.3 million during the nine months ended September 30, 2015. The acquisition of the Disbursement business also used $17.0 million of cash during the nine months ended September 30, 2016.
Financing activities provided a net aggregate of $1.0 billion during the nine months ended September 30, 2016, compared to $725.6 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, increases in deposits provided $1.5 billion, net repayments of short-term borrowed funds used $663.6 million, net repayments of federal funds purchased used $18.0 million, net proceeds from long-term FHLB advances provided $75.0 million, net proceeds from the issuance of preferred stock provided $162.0 million, proceeds from the issuance of common stock provided $6.6 million, and payment of preferred stock dividends used $5.5 million. During the nine months ended September 30, 2015, increases in deposits provided $1.3 billion, net repayments from short-term borrowed funds used $657.1 million, net increase in federal funds purchased provided $50.0 million, net proceeds from long-term FHLB advances provided $25.0 million, net proceeds from the issuance of preferred stock provided $55.6 million, payment of preferred stock dividends used $1.3 million, and net proceeds from the issuance of common stock provided $0.7 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
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
Through the use of income simulation modeling, we have estimated the net interest income for the period ending September 30, 2017, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2016. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”).  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the period ending September 30, 2016, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	2.6%
Up 2%	5.1%
Up 1%	4.2%
Down 1%	(4.1)%
The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment.  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2016, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(20.4)%
Up 2%	(9.8)%
Up 1%	(3.0)%
Down 1%	(2.0)%
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
The following table sets forth the amounts of Customers Bank's interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at September 30, 2016
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$225,846	$—	$—	$—	$—	$—	$225,846
Investment securities	16,370	15,835	30,102	102,698	88,802	256,032	509,839
Loans (a)	3,710,438	156,070	244,869	1,839,575	2,138,480	287,743	8,377,175
Other interest-earning assets	—	—	75,012	—	—	—	75,012
Total interest-earning assets	3,952,654	171,905	349,983	1,942,273	2,227,282	543,775	9,187,872
Non interest-earning assets	—	—	—	—	—	375,758	375,758
Total assets	3,952,654	171,905	349,983	1,942,273	2,227,282	919,533	$9,563,630
Liabilities
Other interest-bearing deposits	$253,730	$81,642	$150,625	$463,246	$2,432,175	$—	$3,381,418
Time deposits	649,558	512,180	932,605	712,744	124,647	—	2,931,734
Other borrowings	703,701	25,000	175,000	185,000	—	—	1,088,701
Subordinated debt	—	—	—	—	—	108,758	108,758
Total interest-bearing liabilities	1,606,989	618,822	1,258,230	1,360,990	2,556,822	108,758	7,510,611
Non-interest-bearing liabilities	45,069	43,274	81,449	266,998	485,399	338,593	1,260,782
Shareholders’ equity	—	—	—	—	—	792,237	792,237
Total liabilities and shareholders’ equity	1,652,058	662,096	1,339,679	1,627,988	3,042,221	1,239,588	$9,563,630
Interest sensitivity gap	$2,300,596	$(490,191)	$(989,696)	$314,285	$(814,939)	$(320,055)	—
Cumulative interest sensitivity gap		$1,810,405	$820,709	$1,134,994	$320,055	$—
Cumulative interest sensitivity gap to total assets	24.1%	18.9%	8.6%	11.9%	3.3%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	246.0%	185.3%	128.4%	132.4%	116.8%	122.3%
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at September 30, 2016.
During the quarter ended September 30, 2016, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2015 Form 10-K.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2015 Form 10-K and our quarterly report on Form 10-Q for the quarter ended June 30, 2016 (the "June 30, 2016 Quarterly Report").  There are no material changes from the risk factors included within the 2015 Form 10-K and June 30, 2016 Quarterly Report, other than the risks described below.  The risks described within the 2015 Form 10-K, the June 30, 2016 Quarterly Report, and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

We face a number of risks relating to our future plans with respect to BankMobile.

We have indicated that we intend to sell the BankMobile business, including the Disbursement business.  Our ability to complete the sale of BankMobile will depend on a variety of factors, including market conditions, the terms and conditions of any proposals we receive, the securing of any required regulatory or other approvals in connection with the transaction, and other factors.  Some of these factors are not within our control.  We cannot assure you that we will succeed in the sale of BankMobile on terms that are favorable to Customers and our shareholders or at all.  In addition, developments with respect to the factors described above, factors that may impact the value of BankMobile, or the unwillingness of potential acquirors to pay what the board of directors believes to be an acceptable price may result in the board of directors consideration of other strategic alternatives for maximizing the value of BankMobile to Customers’ shareholders.

Our announcement of our plan to sell BankMobile and steps we take to implement a sale may adversely affect our business and the value of Customers and/or BankMobile.  In addition, uncertainty as to the timing, form and terms of any disposition transaction may adversely affect analyst and shareholder views as to the value of the BankMobile business, which could adversely affect our share price. These uncertainties also may adversely impact our relationships with our current and potential higher education institutions customers and our BankMobile employees, and could result in the loss of customers and key employees. Further, our pursuit of the sale of BankMobile may result in the diversion of management’s attention from the integration of the Disbursement business into BankMobile, the operation of the BankMobile segment and Customers’ day-to-day operations generally.  We may incur significant expenses in connection with our pursuit of the sale of BankMobile, and these expenses may not yield a discernible benefit if we do not complete a transaction on favorable terms or at all.

As we have previously disclosed, our business and future success may suffer if we are unable to remain under $10 billion in total assets as of December 31 of each year before we sell or otherwise dispose of the BankMobile business, including the Disbursement business.  If we are unable to complete the sale of BankMobile before exceeding the $10 billion total asset threshold, we would experience a significant reduction in BankMobile interchange fee income and BankMobile would operate unprofitably unless we were able to generate additional fees to replace the lost interchange fee revenue. As a result, our inability to complete the sale of BankMobile in a timely manner could materially and adversely affect our financial condition and results of operations.

Risks Relating to Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock

The risks described in the “Risk Factors” section of our 2015 Form 10-K under the caption “Risks Relating to Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C and Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D” also apply to our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E and Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F.

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
During the three and nine months ended September 30, 2016, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

3.7
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on September 16, 2016.

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

4.6
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1
At Market Issuance Sales Agreement dated as of August 11, 2016, by and among Customers Bancorp, FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC., incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on August 11, 2016.

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

Customers Bancorp, Inc.

November 7, 2016	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 7, 2016	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

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

3.7
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on September 16, 2016.

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

4.6
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on June 26, 2014

10.1
At Market Issuance Sales Agreement dated as of August 11, 2016, by and among Customers Bancorp, FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC., incorporated by reference to Exhibit 10.1 to the Customers Bancorp 8-K filed with the SEC on August 11, 2016.

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