Form 10-K
period 2016-12-31
Customers Bancorp, Inc.
filed 2017-03-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
001-35542
(Commission File Number)
________________________________________

(Exact name of registrant as specified in its charter)
________________________________________

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1015 Penn Avenue
Suite 103
Wyomissing PA 19610
(Address of principal executive offices)
(610) 933-2000
(Registrants telephone number, including area code)
N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Voting Common Stock, par value $1.00 per share	New York Stock Exchange
6.375% Senior Notes due 2018	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, par value $1.00 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $638,256,138 as of June 30, 2016, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 28, 2017, 30,469,997 shares of Voting Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 31, 2017 are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as other written or oral communications made from time to time by us, contains forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q. Our actual results may differ materially from those reflected in the forward-looking statements.

In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we filed with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

•	Changes in external competitive market factors that might impact our results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under Basel III;

•	Changes in our business strategy or an inability to execute our strategy due to the occurrence of unanticipated events;

•	Our ability to identify potential candidates for, and consummate, acquisition or investment transactions;

•	The timing of acquisition, investment, or disposition transactions;

•	Constraints on our ability to consummate an attractive acquisition or investment transaction because of significant competition for these opportunities;

•	Local, regional and national economic conditions and events and the impact they may have on us and our customers;

•
Costs and effects of regulatory and legal developments, including the results of regulatory examinations and the outcome of regulatory or other governmental inquiries and proceedings, such as fines or restitutions on our business activities;

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

•
Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users, including the products and services being developed and introduced to the market the BankMobile division of Customers Bank;

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

•	Our ability to successfully implement our growth strategy, control expenses and maintain liquidity;

•	Customers Bank’s ability to pay dividends to Customers Bancorp;

•	Risks related to our proposed sale of BankMobile to Flagship Bank, including:

◦	Our ability to successfully complete the proposed sale and the timing of completion;

•	The ability of Customers and Flagship Bank to meet all of the conditions to completion of the proposed sale;

•	The impact of the announcement of the proposed sale on the value of our securities, our business and our relationship with employees and customers;

•	Our use of the proceeds from the sale;

•	The effect on Customers' business if the proposed sale is not completed and Customers is unable to sell or otherwise dispose of BankMobile before exceeding $10 billion in assets;

•	Risks relating to BankMobile, including:

◦
That integration of the Higher One Disbursement business with BankMobile may be less successful, more difficult, time-consuming or costly than expected, and that BankMobile may be unable to realize anticipated cost savings and revenue enhancements within the expected time frame or at all;

◦	The number of existing student customers who transfer their accounts to BankMobile from one of Higher One's former bank partners;

◦	Material variances in the adoption rate of BankMobile's services by new students and/or the usage rate of BankMobile's services by current student customers compared to our expectations;

◦	Material variances in the number of BankMobile student accounts retained following graduation compared to our expectations;

◦
The levels of usage of other BankMobile student customers following graduation of additional product and service offerings of BankMobile or Customers Bank, including mortgages and consumer loans, and the mix of products and services used;

◦	Our ability to implement changes to BankMobile's product and service offerings under current and future regulations and governmental policies;

◦
Our ability to effectively manage revenue and expense fluctuations that may occur with respect to BankMobile's student-oriented business activities, which result from seasonal factors related to the higher-education academic year;

◦
Our ability to implement our strategy regarding BankMobile, including with respect to our intent to sell or otherwise dispose of the BankMobile business in the future, depending upon market conditions and opportunities; and

◦	BankMobile's ability to successfully implement its growth strategy and control expenses.

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
On March 7, 2017, Customers entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Flagship Community Bank (“Flagship Bank”).  Subject to the terms and conditions of the Purchase Agreement, Customers will sell to Flagship the assets, and Flagship will assume from Customers the liabilities, of the BankMobile division of Customers Bank.
In fourth quarter 2016, Customers announced its intent to sell BankMobile and, as a result, BankMobile has been classified as “held for sale” on the consolidated balance sheets at December 31, 2016 and 2015 and BankMobile’s operating results have been presented as discontinued operations in the consolidated financial statements included in this Annual Report on Form 10-K.  Although Customers currently anticipates that the sale of BankMobile to Flagship Bank will be completed in 2017, the information included herein regarding BankMobile’s business, operations, strategy, and risk factors is included in this Annual Report on Form 10-K to provide disclosure regarding Customers’ ownership and operation of BankMobile to date and through the completion of the sale of BankMobile to Flagship Bank or another sale or disposition of BankMobile if the sale to Flagship Bank is not completed.
For a description of certain risks relating to the proposed sale of BankMobile to Flagship Bank, please see “Risk Factors - Risks Related to the Proposed Sale of BankMobile.”
Business Summary
Customers Bancorp, through its wholly owned subsidiary Customers Bank, provides financial products and services to small and middle market businesses, not-for-profits, and consumers through its branches and offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Delaware and Philadelphia Counties), Rye Brook, Melville and New York, New York (Westchester, Suffolk and New York Counties), Hamilton, New Jersey (Mercer County), Providence, Rhode Island (Providence County), Portsmouth, New Hampshire (Rockingham County) and Boston, Massachusetts (Suffolk County). Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its loans to mortgage banking companies. At December 31, 2016, Customers had total assets of $9.4 billion, including loans, net of the allowance for loan losses (including held-for-sale loans) of $8.2 billion, total deposits of $6.8 billion, and shareholders’ equity of $0.9 billion.
Customers' strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. Customers differentiates itself from its competitors through its focus on exceptional customer service supported by state of the art technology. The primary customers of Customers Bank are privately held businesses, business customers, not-for-profit organizations, and consumers. Customers Bank also focuses on certain low-cost specialty lending areas such as multi-family/commercial real estate lending and lending to commercial mortgage banking businesses. The Bank’s lending activities are funded in part by deposits from its branch model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
Customers also launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile refers to Customers' efforts to build a full service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. As part of the BankMobile strategic initiative, on June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the OneAccount Student Checking and Refund Management Disbursement Services business (the "Disbursement business") from Higher One Holdings, Inc. and Higher One, Inc. (together, "Higher One"). Higher One was acquired by a subsidiary of Blackboard, Inc. in third quarter 2016 and we continue to refer to that combined business as “Higher One” throughout this document. BankMobile, including the Disbursement business, provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and currently offers no fee banking, lines of credits to qualified customers, no overdraft fees, higher than average interest rate on savings, and access to 55,000 ATMs (and if the customer makes a monthly direct deposit into their BankMobile account over 400,000 ATMs) across the U.S. Customers believed that consolidating BankMobile with the Disbursement business would uniquely position it to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. BankMobile's revenues are largely derived from interchange charges paid by the product selling vendor and user based fees for specific activities (such as lost card replacement). It is BankMobile's strategy to disrupt traditional banks' retail branch customer service delivery model and become the bank of choice for life of college students and middle income and under-banked Americans using its low-cost digital delivery platform and superior deposit products, serve as a white label deposit service customer to large companies, and disrupt payday lenders and high cost check lenders by making low cost quality banking services available to key under-banked markets. BankMobile has obtained and is applying for patents and copyrights to protect key elements of its products and delivery methods. This intellectual property will allow BankMobile to continue to differentiate its business from potential competitors. In fourth quarter 2016, Customers announced its intent to sell BankMobile and anticipates the sale to close in 2017. Accordingly, BankMobile has been classified as "held for sale" on the consolidated balance sheets at December 31, 2016 and 2015 and BankMobile's operating results have been presented as discontinued operations in the accompanying consolidated financial statements.
The management team of Customers consists of experienced banking executives led by its Chairman and Chief Executive Officer, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members who have joined Customers' management team have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions, and developing valuable community and business relationships in its core markets.
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
The deposits of Customers Bank, which was chartered as New Century Bank in 1994, are insured by the Federal Deposit Insurance Corporation. Customers Bank’s home office is located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000. BankMobile is a division of Customers Bank, first marketing its deposit products beginning in January 2015. As a division of Customers Bank, BankMobile's deposits are also insured by the Federal Deposit Insurance Corporation.
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

BankMobile products are delivered to customers nationwide, via its digital delivery channels, such as a smartphone or other web-enable device. The BankMobile business is currently focused on millennials, now the largest generation in the United States, developing white label relationships with large companies that wish to expand their relationships with their retail customers and employees, and the under-banked who can utilize a low cost banking services provider. As a general retail deposit product and related services provider, the BankMobile segment does not have a dependency on a particular customer, but is focused on providing deposit services to college students who receive federal government loans or grants. BankMobile currently provides deposit products and services to students on nearly 800 college and university campuses.
Current Markets
Customers' target market is broadly defined as extending from the greater Washington, D.C. area to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2016, Customers had bank branches or limited purpose offices (“LPOs”) in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
New Haven, CT	1	LPO
Boston, Massachusetts	1	LPO
Mercer County, NJ	2	Branch/LPO
New York, NY	1	LPO
Philadelphia-Southeastern PA	9	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic growth and acquisition strategies.

The BankMobile suite of deposit products and services is provided nationally through digital delivery channels, such as a smartphone or other web-enabled device. The BankMobile deposit products and services are available nationwide throughout the United States. Customers believes that digital delivery without geographic limitations is the future of banking.
Prospective Markets
The organic growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee based services through its Concierge Banking® high-touch personalized service supported by state of the art technology for the Bank’s commercial, consumer, not-for-profit, and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Virginia and New England, where such acquisitions further Customers' objectives and meet its critical success factors. Customers will also consider other acquisitions that will contribute banking business. As Customers evaluates potential acquisition and asset purchase opportunities, it believes there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. The BankMobile suite of deposit products and services is delivered through digital delivery channels, such as a smartphone or other web-enabled device across the United States. As such, the product does not have geographic limitations. Currently, BankMobile is focused on the market for deposits, but is developing loan products and relationships with market place lenders that will facilitate competing in loan markets prospectively, either as a direct lender or referral to other lenders.

Competitive Strengths

•
Experienced and respected management team. An integral element of the business strategy of Customers is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team of Customers have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer, as well as Warren Taylor, Chief Financial Officer of BankMobile. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Regional Chief Lending Officer, Steve Issa, New England Marketing President and Chief Lending Officer, and George Maroulis, Head of Private and Commercial Banking - New York, head the New Jersey and Pennsylvania, New England, and New York commercial lending areas, respectively, with 33, 40, and 25 years of experience, respectively. Ken Keiser, Director of Multi-Family and Investment Commercial Real Estate Lending, leads the commercial real estate and multi-family lending group and brings more than 40 years of experience including oversight of the Mid-Atlantic commercial real estate group at Sovereign. In addition, the residential lending group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators and, to a lesser extent, mortgage loans to individuals is led by Glenn Hedde, President of Warehouse Lending who brings more than 25 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

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

•
BankMobile Strategy. Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smartphone delivery channel. BankMobile refers to Customers' efforts to build a full service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. BankMobile provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and currently offers no fee banking, lines of credits to qualified customers, no overdraft fees, higher than average interest rate on savings, and access to 55,000 ATMs (and if the customer makes a monthly direct deposit over 400,000 ATMs) across the U.S. Customers believed that consolidating BankMobile with the acquired Disbursement business uniquely positioned Customers to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. Successful execution of the BankMobile strategy, including its consolidation with the Disbursement business, greatly accelerated BankMobile's ability to achieve profitability. BankMobile's revenues are largely derived from interchange charges paid by the product selling vendor and user based fees for specific activities (such as lost card replacement).

•
Unique product experience. As a digital bank, BankMobile provides a unique experience to a banking customer in delivering a full banking experience through a smartphone or other web-enabled device. This alternative delivery channel, available nationwide, provides Customers with access to a customer base today with the opportunity to develop life long profitable banking relationships with a large population segment of what reasonably is expected to be the higher income segment of the millennial generation.

•
Attractive low credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. Customers has also formed a special assets department to manage classified and non-performing assets. As of December 31, 2016, only $17.8 million, or 0.22%, of the Bank's total loan portfolio was non performing.

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
Management has determined that Customers' operations consist of two reportable segments - Community Business Banking and BankMobile. Each segment generates revenues, manages risk, and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing, and analysis of these segments vary considerably. For more information on Customers' reportable operating segments, see NOTE 25 - BUSINESS SEGMENTS.

In third quarter 2016, Customers announced its intent to sell BankMobile and anticipates a sale to close in 2017. Because BankMobile met the criteria to be classified as held for sale at December 31, 2016, the assets and liabilities of BankMobile have been presented as "Assets held for sale" and "Liabilities held for sale" on the consolidated balance sheets at December 31, 2016 and 2015. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. For more information on BankMobile discontinued operations, see NOTE 3 - DISCONTINUED OPERATIONS.

The BankMobile operating segment results differ from the amounts reported as "Discontinued operations" on the consolidated financial statements primarily because of the internal funds transfer pricing methodology used by management to allocate interest income to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services through the successful Phase 1 launch of BankMobile in January 2015, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including commercial mortgage warehouse loans, multi-family and commercial real estate loans, small business loans, equipment loans, residential mortgage loans and other consumer loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts, and time deposit accounts, and cash management services. Prior to January 2015, deposit products were available to customers only through branches of Customers Bank. With the successful launch of BankMobile, the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile platform, Customers is able to provide fee free banking to millennials, students, middle class American families and underserved consumers throughout the United States.
BankMobile is focused on providing quality low cost deposit products and related services to its customers, such as no or low fee checking, no overdraft charges, photo bill pay, no opening balance requirements, instant virtual debit cards, and similar customer friendly technology enabled services. Customers can also obtain cash free of any fees from over 55,000 ATMs in the United States. BankMobile looks to develop its capabilities to deliver retail loan products, such as automobile loans, credit cards, and personal loans, to its customers, either as a referral or direct lender, as its technological capabilities develop.
Lending Activities
Customers Bank focuses its lending efforts on the following lending areas:

•
Commercial Lending – our focus is on Business Banking (commercial and industrial lending), including Small and Middle Market Business Banking (including small business administration (SBA) loans), Multi-family and Commercial Real Estate lending, and commercial loans to mortgage originators; and

•	Consumer Lending – local market mortgage and home equity lending.
Commercial Lending
The Bank’s commercial lending activities are divided into four distinct groups: Business Banking, Small and Middle Market Business Banking, Multi-family and Commercial Real Estate Lending, and Mortgage Banking Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest rate risk and higher productivity levels.
The commercial lending group focuses on companies with annual revenues ranging from $1.0 million to $100.0 million, which typically have credit requirements between $0.5 million and $10.0 million.
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
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family and commercial real estate loans within its covered markets, while cross selling its other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the years ended December 31, 2016 and 2015, the Bank originated approximately $0.9 billion and $1.3 billion, respectively, of multi-family loans.
The goal of commercial loans to mortgage originators is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. government through one of their programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. The Bank is currently expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2016 and 2015, the Bank funded $36.1 billion and $29.9 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities.

As of December 31, 2016 and 2015, the Bank had $8.0 billion and $6.9 billion, respectively, in commercial loans outstanding, composing approximately 96.4% and 94.6%, respectively, of its total loan portfolio, which includes loans held for sale. During the years ended December 31, 2016 and 2015, the Bank originated $0.8 billion and $0.9 billion, respectively, of commercial loans, exclusive of multi-family loan originations and loans to mortgage originators via warehouse facilities.
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
As of December 31, 2016 and 2015, the Bank had $298.7 million and $391.1 million, respectively, in consumer loans outstanding, composing 3.6% and 5.4%, respectively, of the Bank’s total loan portfolio, which includes loans held for sale. During the years ended December 31, 2016 and 2015, the Bank originated $59.3 million and $63.0 million of consumer loans, respectively.
Private Banking
Beginning in 2013, Customers Bank introduced a Private Banking model for its commercial clients in the major markets within its geographic footprint. This unique model provides unparalleled service to customers through an in-market team of experienced private bankers. Acting as a single-point-of-contact for all the banking needs of the Bank’s commercial clients, these private bankers deliver the whole bank – not only to its clients, but to their families, their management teams, and their employees, as well. With a world-class suite of sophisticated cash management products, these private bankers deliver on Customers Bank’s “high-tech, high-touch” strategy and provide real value to its mid-market commercial clients.
Customers Bank opened its first private banking representative office in Manhattan in second quarter 2013, and eventually, all of its markets will be served by private bankers.
Deposit Products and Other Funding Sources
Customers Bank offers a variety of deposit products to its customers, including checking accounts, savings accounts, money market deposit accounts and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Using its high touch supported by high tech model, the Bank has experienced significantly higher above average growth in core deposits in all of its markets. Customers Bank also utilizes wholesale deposit products, money market and certificates of deposit obtained through listing services, and borrowings from the FHLB as a source of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the low interest rate environment.

Financial Products and Services
In addition to traditional banking activities, Customers Bank provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, the Bank successfully launched BankMobile, America's first mobile platform based full service consumer bank. In June 2016, Customers acquired the Disbursement business of Higher One and subsequently combined that business with the BankMobile platform. The Disbursement business assists higher educational institutions in their distributions of Title IV monies to students. In combining the businesses, Customers serviced over 1.2 million active deposit accounts at December 31, 2016. The combined businesses also have the potential to add in excess of 400,000 new student deposit accounts annually.
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
BankMobile competes for deposit customers with traditional bank branches that may have a physical presence near the university and college campuses we serve, large national banks, as well as smaller regional or local banks, with other student and disbursement businesses, both banks and prepaid card providers, and with local and national loan providers. Banks providing student disbursement services include PNC, Wells Fargo Bank, and U.S. Bank. BankMobile is developing strategies to white label deposit products to commercial entities, again competing with traditional bank deposit product branch delivery channels.
Employees
As of December 31, 2016, Customers Bancorp had 739 full-time equivalent employees, including approximately 225 employees dedicated to the BankMobile business segment.
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
The rules include new risk-based capital and leverage ratios, planned to be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules were:
(i) a common equity Tier 1 risk-based capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%);
(iii) a Total risk-based capital ratio of 8% (unchanged from rules in effect prior to January 1, 2015); and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements.
The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

Effective January 1, 2016, the minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and the Bank under the final rules were:
(i) a common equity Tier 1 capital ratio of 5.125%;
(ii) a Tier 1 Risk based capital ratio of 6.625%; and
(iii) a Total Risk based capital ratio of 8.625%.
Effective January 1, 2017, the minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and the Bank under the final rules are:
(i) a common equity Tier 1 capital ratio of 5.75%;
(ii) a Tier 1 Risk based capital ratio of 7.25%; and
(iii) a Total Risk based capital ratio of 9.25%.
Considering the capital conservation buffer, to avoid limitations on certain actions or activities, banks will be required to maintain the following ratios beginning January 1, 2019:
(i) a common equity Tier 1 capital ratio of 7.0%;
(ii) a Tier 1 Risk Based capital ratio of 8.5%; and
(iii) a Total Risk based capital ratio of 10.5%.
Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the minimum capital level plus capital conservation buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
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
(i) a common equity Tier 1 capital ratio of 6.5%;
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
As of December 31, 2016 and 2015, management believed that the Bank and Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to “NOTE 19 – REGULATORY MATTERS.”
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

Item 1A.    Risk Factors

Risks Related to the Proposed Sale of BankMobile

Failure to complete the proposed sale of BankMobile could negatively impact our share price, our future business and financial results.

We cannot assure you that our proposed sale of BankMobile to Flagship Bank will be completed in the time frame we currently anticipate or at all. If we do not complete the proposed sale, we will not receive the expected benefits of such proposed sale transaction but will have incurred significant costs in connection with our pursuit of the sale, including our own costs relating to the proposed sale to Flagship Bank and the costs of Flagship Bank relating to the proposed sale and related matters, certain of which we are obligated to pay even if the proposed sale is completed. In addition, we cannot assure you that alternative opportunities to sell BankMobile will be available to us, or, if available, will be on terms at least as favorable to us as the terms of the proposed sale to Flagship Bank. Market conditions, the possible need to secure regulatory, shareholder or other approvals, and other factors will affect our ability to pursue alternative opportunities.

In addition, the value of our common and preferred stock may decline if the proposed sale is not completed, and uncertainty as to whether alternative transactions may be available for the disposition of the BankMobile business, and as to the timing, form and terms of any such alternative disposition may adversely affect analyst and shareholder views as to the value of the BankMobile business, which could further adversely affect the value of our securities.

If we are unable to complete the sale of BankMobile before exceeding the $10 billion total asset threshold our business and potential for future success could be materially adversely effected.

Our business and future prospects may suffer if we are unable to remain under $10 billion in total assets as of December 31 of each year before we sell or otherwise dispose of the BankMobile business. If we are unable to complete the sale or other disposition of BankMobile before exceeding the $10 billion total asset threshold, we would experience a significant reduction in BankMobile interchange fee income. Under federal law and regulation, we must remain under $10 billion in total assets as of December 31 of each year to qualify as a small issuer of debit cards and receive the optimal debit card processing fee. If we were to lose this status, BankMobile would operate unprofitably unless we were able to generate additional fees to replace the lost interchange fee revenue. As a result, our inability to complete the sale of BankMobile to Flagship Bank or otherwise in a timely manner could materially and adversely affect our financial condition and results of operations.

Completion of the proposed sale of BankMobile is subject to a number of important conditions, some of which are not in Customers’ control.

Completion of the proposed sale of BankMobile to Flagship Bank is subject to the fulfillment, or waiver (where permitted) of a variety of conditions to closing. Certain of those conditions to closing are not within our control. If any of these conditions are not fulfilled and the parties refuse to waive, or cannot waive, those conditions, we will be unable to complete the proposed sale. The significant conditions to completing the propose sale include the receipt of all necessary regulatory approvals, the approval by Flagship Bank’s shareholders of certain matters relating to the proposed sale, and Flagship obtaining financing in an amount not less than $260 million.

We have broad discretion in using the net proceeds from the proposed sale of BankMobile and may use the proceeds in ways with which you may not agree and in ways that may not enhance our operating results or the value of our securities.

Our management will retain broad discretion over the use of the net proceeds received on closing of the proposed sale of BankMobile, and we may ultimately use the proceeds in ways that do not improve our results of operations or enhance the value of our common and preferred stock or otherwise in ways with which you do not agree. If we do not invest or apply the proceeds effectively and on a timely basis, it could have a material adverse effect on our business and could cause the value of our securities to decline.

The proposed sale of BankMobile, whether or not consummated, may adversely affect our business.

Our announcement of the proposed sale of BankMobile and steps we take to complete the sale may adversely affect our relationships with BankMobile’s current and potential higher education institutions customers and our BankMobile employees, and could result in the loss of customers and key employees. Further, the actions needed to complete the sale of BankMobile may result in the diversion of our management’s attention from Customers’ day-to-day operations generally, which could adversely affect Customers’ business.

Certain terms of our agreement with Flagship Bank may expose us to significant liabilities.

We have agreed to indemnify Flagship Bank and its directors and officers against losses and liabilities incurred by them in connection with the proposed sale and to indemnify them and certain others in connection with certain additional matters relating to the proposed sale. In addition, we have agreed to obtain, at our expense, director and officer liability insurance for the benefit of Flagship Bank’s directors and officers to cover them for similar losses and liabilities. Although our agreement to provide indemnification is subject to certain limitations and exceptions, including limitations on the dollar amount of losses payable by us, significant indemnification claims by Flagship Bank or its directors and officers or other indemnitees could materially and adversely affect our financial condition.

If we are unable to complete the sale of BankMobile in a timely fashion, or at all, we will continue to face the risks and challenges associated with the BankMobile business.

If we do not complete the proposed sale of BankMobile to Flagship Bank in a timely fashion, or at all, we will continue to face the risks and challenges associated with the BankMobile business, including those relating to the integration of the Disbursement business, described in this Risk Factors discussion and elsewhere in this Annual Report on Form 10-K. We cannot assure you that we will be able to address and manage these risks so as to preserve or increase the value of BankMobile, and any failure to preserve or increase the value of BankMobile could adversely affect the business of Customers as a whole and our ability to sell or otherwise dispose of BankMobile in an alternative transaction on favorable terms or at all.

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
At December 31, 2016, the Bancorp’s allowance for loan losses totaled $37.3 million, which represents 0.61% of total loans held for investment. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans.
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
As a lender to mortgage banking businesses, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents, and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. As discussed in NOTE 22 – LOSS CONTINGENCY, in first quarter 2013, a suspected fraud was discovered in the Bank’s held-for-sale loan portfolio. Additional fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
Our lending to commercial mortgage businesses is a significant part of our assets and earnings. This business is subject to cyclicality of the mortgage lending business, and volumes are likely to decline if interest rates increase, generally. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.
As of December 31, 2016, the Bank had $8.0 billion in commercial loans outstanding, composing approximately 96.4% of its total loan portfolio, which includes loans held for sale.
Decreased origination, volume and pricing decisions of competitors may adversely affect our profitability.
The Bank currently operates a residential mortgage banking business but plans to expand our origination, sale, and servicing of residential mortgage loans in the future. The Bank also began selling recent multi-family loan originations to third parties in third quarter 2014. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage and multi-family loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans or other rule changes that could affect the multi-family resale market may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business or sell multi-family loans.

Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.
On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2016, the Bank held $51.3 million of FHLB capital stock.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of December 31, 2016, the fair value of our investment securities portfolio was $493.5 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At December 31, 2016, management evaluated its equity holdings issued by Religare Enterprises Limited for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded an other-than-temporarily impairment loss of $7.3 million in fourth quarter 2016 for the full amount of the decline in fair value below the cost basis. The fair value of the equity securities at December 31, 2016 of $15.2 million became the new cost basis of the securities.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. Notably, the FASB recently issued a new framework for estimating the allowance for loan and lease losses which could significantly alter the current estimate as well as other elements of the U.S. banking model.

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
Although we made a profit for the years of 2011 through 2016, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
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
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to the contractual terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies are designed to reduce the risk of credit losses to a low level, but may not prevent us from incurring substantial credit losses.
Additionally, we may restructure originated or acquired loans if we believe the borrowers are experiencing problems servicing the debt pursuant to current terms and we believe the borrower is likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by a reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or an extension of the maturity date.
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
As of December 31, 2016, the directors and executive officers of Customers Bancorp as a group owned a total of 2,051,523 shares of Voting Common Stock and exercisable options and warrants to purchase up to an additional 1,086,718 shares of Voting Common Stock, which potentially gives them, as a group, the ability to control approximately 10.00% of the issued and outstanding Voting Common Stock. In addition, a director of Customers Bank who is not a director of Customers Bancorp owns an additional 14,706 shares of Voting Common Stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 10.05% of the issued and outstanding Voting Common Stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more target institutions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of Voting Common Stock. Accordingly, the shareholder may not have an opportunity to evaluate and affect the investment decision regarding potential investment or acquisition transactions.
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

Under federal law and regulation, we must remain under $10 billion in total assets as of December 31 of each year to qualify as a small issuer of debit cards and receive the optimal debit card processing fee. Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income and would mean we would operate unprofitably or additional fees would need to be charged to students to replace the lost revenue. To optimize the value of the Customers franchise to shareholders, we have stated our intention to sell BankMobile before crossing the $10 billion total asset threshold. Market conditions, regulatory and legal conditions, BankMobile’s performance and other factors, some of which are not in our control, may limit, delay or prevent our planned sale, and prevent us from remaining under the $10 billion total asset threshold before the planned disposition. Accordingly, this could materially and adversely affect our financial condition and results of operations.

In connection with the Disbursement business, we depend on our relationship with higher education institutions and, in turn, student usage of our products and services for future growth of our BankMobile business.

The future growth of our BankMobile business depends, in part, on our ability to enter into agreements with higher education institutions. Our contracts with these clients can generally be terminated at will and, therefore, there can be no assurance that we will be able to maintain these clients. We may also be unable to maintain our agreements with these clients on terms and conditions acceptable to us. In addition, we may not be able to continue to establish new relationships with higher education institution clients. The termination of our current client contracts or our inability to continue to attract new clients could have a material adverse effect on our business, financial condition and results of operations.

Establishing new client relationships and maintaining current ones are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect BankMobile's capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

BankMobile's Disbursement business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. BankMobile's Disbursement business provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as us, our business, results of operations and BankMobile's prospects for future growth could be materially and adversely affected.

A change in the availability of financial aid, as well as U.S. budget constraints, could materially and adversely affect our financial performance by reducing demand for BankMobile's services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use BankMobile's Disbursement business services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our Disbursement business higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with Disbursement business higher education institution clients provide us with a market for BankMobile. Consequently, a change in the availability or amount of financial aid that restricted client use of our Disbursement business service or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Also, decreases in the amount of financial aid disbursements from higher education institutions to students could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Providing disbursement services to higher education institutions is an uncertain business; if the market for BankMobile's products does not continue to develop, we will not be able to grow this portion of our business.

The success of BankMobile's Disbursement business will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has evolved and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement solutions. If outsourcing disbursement services does not become as widespread as we anticipate or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business will suffer if we fail to successfully integrate the Disbursement businesses and technologies or to appropriately assess the risks associated with that transaction.

The successful integration of the Disbursement business, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including: we may not be able to achieve expected synergies and operating efficiencies regarding the Disbursement business acquisition within the expected time-frames or at all and to successfully integrate the Disbursement business operations; such integration may be more difficult, time-consuming or costly than expected; we may not be successful in converting new clients gained through the acquisition to our own; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the acquisition; we may have difficulty retaining certain key employees in the acquired Disbursement business; we may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement; and the amount of the costs, fees, expenses and charges related to the acquisition may be greater than anticipated. If we do not successfully integrate the Disbursement business, or if the benefits of this transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate the Disbursement business, we may incur substantial expenses and devote significant management time and resources in seeking to complete the integration and the acquired Disbursement business may not perform as we expect or enhance the value of our business as a whole.

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

Breaches of security measures, unauthorized access to or disclosure of data relating to our higher education institution clients or BankMobile and student BankMobile account holders, computer viruses or unauthorized software (malware), fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our business.

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

Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our higher education institution customers, cause a decrease in transactions by individual cardholders, expose us to liability for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from litigation or additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.

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
Prior to our acquisition of the Disbursement business, the Federal Reserve Board and FDIC took regulatory enforcement action against Higher One, which subjected us to regulatory inquiry and potential regulatory enforcement action, which may result in liabilities adversely affecting our business, financial conditions and/or results of operations, or in reputational harm.
Since August 2013 until the acquisition of the Disbursement business, Customers provided deposit accounts and services to college students through Higher One, which had relationships with colleges and universities in the United States, using Higher One’s technological services. Because Higher One was not a bank, it had to partner with one or more banks to provide the deposit accounts and services to students. Higher One and one of Higher One’s former bank partners (the “predecessor bank”), announced in May 2014 that the Federal Reserve Board notified them that certain disclosures and operating processes of these entities may have violated certain laws and regulations and may result in penalties and restitution. In May 2014, the Federal Reserve also informed Customers, as one of Higher One’s bank partners, that it was recommending a regulatory enforcement action be initiated against Customers Bank based on the same allegations.
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
Customers believes that it identified key critical alleged compliance deficiencies within 30 days of first accepting deposits through its relationship with Higher One, and caused such deficiencies to be remediated within approximately 120 days. In addition, Customers understands that the total amount of fees that Higher One collected from students who opened accounts at Customers during the relevant time period is substantially less than the total fees that Higher One collected from students who opened deposit accounts at the other partner banks during the relevant time period. In addition, as Higher One paid the restitution, and deposited such monies to pay the required restitution, Customers does not expect that backup restitution will be required.
Nonetheless, as previously disclosed, Customers had been in discussions with the Federal Reserve Board regarding these matters from 2013 and in an effort to move forward, on December 6, 2016, Customers agreed to the issuance by the Federal Reserve Board of a combined Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as amended (the "Order") and agreed to a penalty of $960,000.

Customers remains subject to the jurisdiction and examination of the Federal Reserve Board and further action could be taken to the extent we do not comply with the terms of the Order or if the Federal Reserve Board were to identify additional violations of applicable laws and regulations. Any further action could have a material adverse effect on our business, financial conditions and/or results of operations, or our reputation.

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

•	comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;

•	scale our technology and other systems’ platforms;

•	maintain and attract appropriate staffing;

•	operate profitably or raise capital; and

•	support our asset growth with adequate deposits, funding and liquidity while maintaining our net interest margin and meeting our customers’ and regulators’ liquidity requirements.

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
Customers Bank must maintain sufficient liquidity to fund its balance sheet growth in order to successfully grow our revenues, make loans and to repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances, and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 56.3.% of total deposits at December 31, 2016. Our gross loan to deposit ratio was 120.6% at December 31, 2016 and our loan to deposit ratio excluding the mortgage warehouse portfolio funded by short term FHLB borrowings was 89.7% at December 31, 2016. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.

The amount of funds loaned to us is generally dependent on the value of the eligible collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB or correspondent banks could have an adverse effect on our profitability and financial condition, including liquidity.
We may not be able to develop and retain a strong core deposit base and other low-cost, stable funding sources.
Customers Bank depends on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 41.4% of our deposit base as of December 31, 2016 was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2016, $2.0 billion, or 72.3%, of our total time deposits, are scheduled to mature through December 31, 2017. We are working to transition certain of our customers to lower cost traditional bank deposits as higher cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s non-interest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured, and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.

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
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare Enterprises Limited (or Religare), which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the

Religare securities to their estimated fair value of $15.2 million at December 31, 2016. To the extent we are unable to exit the Religare investment as planned, and pursuant to the terms contemplated, further declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.
We are required to hold capital for United States bank regulatory purposes to support our investment in Religare securities.
Under the newly adopted U.S. capital adequacy rules, which became effective as of January 1, 2015, we have to hold risk based capital based on the amount of Religare common stock we own. Based upon the implementation of the final U.S. capital adequacy rules, these investments are currently subject to risk weighting of 100% of the amount of the investment; however, to the extent future aggregated carrying value of certain equity exposures exceed 10% of the Bancorp's then total capital, risk weightings of 300% may apply. Any capital that is required to be used to support our Religare investment will not be available to support our United States operations or Customers Bank, if needed.
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
Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as Customers, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2016, and the Federal Reserve has announced its intention to further extend the conformance period until July 21, 2017. Management continues to evaluate the Final Rules, which are lengthy and detailed.
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund (the “DIF”) and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the Bancorp, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs, and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business and have other ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulation requires us to perform enhanced due diligence, perform ongoing monitoring and control our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.
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

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the latest financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements. We may, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.
The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.
The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. As a result of the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.
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
The long-term impact of the new regulatory capital standards and the forthcoming new capital rules on U.S. banks is uncertain.
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

As a third party servicer under the Title IV regulations, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients require us to comply with applicable laws and regulations, including:

•	Title IV of the Higher Education Act of 1965, or Title IV;

•	the Family Educational Rights and Privacy Act of 1975, or FERPA;

•	the USA PATRIOT Act and related anti-money laundering requirements; and

•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of Gramm-Leach-Bliley Act of 1999, or GLBA.

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

The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Years that remain open for potential review by (1) the Internal Revenue Service are 2013 through 2015, and (2) state taxing authorities are 2011 through 2015. The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.

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

Based on our current total assets and growth strategy, we anticipate our bank’s total assets will exceed $10 billion in the near future. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the Consumer Financial Protection Bureau (“CFPB”) with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

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
We have not historically declared nor paid cash dividends on our Voting Common Stock and we do not expect to do so in the near future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, and other factors deemed relevant by the board of directors. We must be current in the payment of dividends payable to holders of our Series C, Series D, Series E, and Series F Preferred Stock before any dividends can be paid on our common stock.

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
Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our Voting Common Stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our Voting Common Stock could also significantly dilute the voting power of the Voting Common Stock. In 2016, we issued 2,641,677 shares of Voting Common Stock in public offerings.
We have also made grants of restricted stock units and stock options with respect to shares of Voting Common Stock to our directors and certain employees. We may also issue further equity-based awards in the future. As such shares are issued upon vesting and as such options may be exercised and the underlying shares are or become freely tradeable, the value or voting power of our Voting Common Stock may be adversely affected and our ability to sell more equity or equity-related securities could also be adversely affected.
Except for 184,706 warrants held by certain investors at December 31, 2016, we are not required to issue any additional equity securities to existing holders of our Voting Common Stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of Voting Common Stock and such issuances or the perception of such issuances may reduce the market price of our Voting Common Stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Voting Common Stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our Voting Common Stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our Voting Common Stock.
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

Risks Relating to Our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, Series D, Series E, and Series F

The shares of our Series C, Series D, Series E, and Series F Preferred Stock are equity securities and are subordinate to our existing and future indebtedness.

The shares of Series C, Series D, Series E, and Series F Preferred Stock are equity interests in Customers Bancorp and do not constitute indebtedness of Customers Bancorp or any of our subsidiaries, and rank junior to all of Customer Bancorp’s and our subsidiaries’ existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of Customer Bancorp’s liquidation. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient funds to pay amounts due on any or all of the Series C, Series D, Series E, and Series F Preferred Stock then outstanding.

We may not pay dividends on the shares of Series C, Series D, Series E, and Series F Preferred Stock.

Dividends on the shares of Series C, Series D, Series E, and Series F Preferred Stock are payable only if declared by our board of directors or a duly authorized committee of the board. As a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiaries can pay to us as its holding company without regulatory approval.

Dividends on the shares of Series C, Series D, Series E, and Series F Preferred Stock are non-cumulative.

Dividends on the shares of Series C, Series D, Series E, and Series F Preferred Stock are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board. Consequently, if our board of directors or a duly authorized committee of the board does not authorize and declare a dividend for any dividend period, holders of the Series C, Series D, Series E, and Series F Preferred Stock will not be entitled to receive any such dividend, and such unpaid dividend will cease to accrue or be payable. If we do not declare and pay dividends on the Series C, Series D, Series E, and Series F Preferred Stock, the market prices of the shares of Series C, Series D, Series E, and Series F Preferred Stock may decline.

Our ability to pay dividends on the shares of Series C, Series D, Series E, and Series F Preferred Stock is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.

Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments or other permitted distributions to us, and sufficient cash is not otherwise available, we may not be able to make dividend payments on the Series C, Series D, Series E, and Series F Preferred Stock. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of Series C, Series D, Series E, and Series F Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of the Series C, Series D, Series E, and Series F Preferred Stock are effectively subordinated to all existing and future liabilities and any preferred equity of our subsidiaries.

Holders of Series C, Series D, Series E, and Series F Preferred Stock should not expect us to redeem their shares when they first become redeemable at our option or on any particular date thereafter, and our ability to redeem the shares will be subject to the prior approval of the Federal Reserve.

Our Series C, Series D, Series E, and Series F Preferred Stock are perpetual equity securities, meaning that the Series C, Series D, Series E, and Series F Preferred Stock have no maturity date or mandatory redemption date and the shares are not redeemable at the option of the holders thereof. Any determination we make at any time to propose a redemption of the Series

C, Series D, Series E, and Series F Preferred Stock will depend upon a number of factors, including our evaluation of our capital position, the composition of our shareholders’ equity and general market conditions at that time. In addition, our right to redeem the Series C, Series D, Series E, and Series F Preferred Stock is subject to any limitations established by the Federal Reserve. Under the Federal Reserve’s risk-based capital guidelines applicable to bank holding companies, any redemption of the Series C, Series D, Series E, and Series F Preferred Stock is subject to prior approval of the Federal Reserve. There can be no assurance that the Federal Reserve will approve any such redemption.

We may be able to redeem the Series C, Series D, Series E, and Series F Preferred Stock before their initial redemption dates upon a “regulatory capital treatment event.”

We may be able to redeem the Series C, Series D, Series E, and Series F Preferred Stock before their respective initial redemption dates, in whole but not in part, upon the occurrence of certain events involving the capital treatment of the Series C, Series D, Series E, and Series F Preferred Stock, as applicable. In particular, upon our determination in good faith that an event has occurred that would constitute a “regulatory capital treatment event,” with respect to a particular series of the preferred stock, we may redeem that particular series of securities in whole but not in part upon the prior approval of the Federal Reserve.

Holders of Series C, Series D, Series E, and Series F Preferred stock have limited voting rights.

Holders of Series C, Series D, Series E, and Series F Preferred Stock have no voting rights with respect to matters that generally require the approval of voting shareholders. However, holders of Series C, Series D, Series E, and Series F Preferred Stock will have the right to vote in the event of non-payments of dividends under certain circumstances, with respect to authorizing classes or series of preferred stock senior to the Series C, Series D, Series E, and Series F Preferred Stock, as applicable, and with respect to certain fundamental changes in the terms of the Series C, Series D, Series E, and Series F Preferred Stock, as applicable, or as otherwise required by law.

General market conditions and unpredictable factors could adversely affect market prices for the Series C, Series D, Series E, and Series F Preferred Stock.

There can be no assurance regarding the market prices for the Series C, Series D, Series E, and Series F Preferred Stock. A variety of factors, many of which are beyond our control, could influence the market prices, including:

•	whether we declare or fail to declare dividends on the series of preferred stock from time to time;

•	our operating performance, financial condition and prospects, or the operating performance financial condition and prospects of our competitors;

•	real or anticipated changes in the credit ratings (if any) assigned to the Series C, Series D, Series E, and Series F Preferred Stock or our other securities;

•	our creditworthiness;

•	changes in interest rates and expectations regarding changes in rates;

•	our issuance of additional preferred equity;

•	the market for similar securities;

•	developments in the securities, credit and housing markets, and developments with respect to financial institutions generally; and

•	economic, financial, corporate, securities market, geopolitical, regulatory or judicial events that affect us, the banking industry or the financial markets generally.

The Series C, Series D, Series E, and Series F Preferred Stock may not have an active trading market.

Although the shares of Series C, Series D, Series E, and Series F Preferred Stock are listed on the New York Stock Exchange, an active trading market may not be established or maintained for the shares and transaction costs could be high. As a result, the difference between bid and asked prices in any secondary market could be substantial.

The Series C, Series D, Series E, and Series F Preferred Stock may be junior or equal in rights and preferences to preferred stock we may issue in the future.

Our Series C, Series D, Series E, and Series F Preferred Stock rank equally. Although we do not currently have outstanding preferred stock that ranks senior to the Series C, Series D, Series E, and Series F Preferred Stock, the Series C, Series D, Series E, and Series F Preferred Stock may rank junior to other preferred stock we may issue in the future that by its terms is expressly senior in rights and preferences to the Series C, Series D, Series E, and Series F Preferred Stock, although the affirmative vote or consent of the holders of at least two-thirds of all outstanding shares of the affected class of preferred stock is required to issue any shares of stock ranking senior in rights and preferences to such class. Any preferred stock that ranks senior to the Series C, Series D, Series E, and Series F Preferred Stock in the future would have priority in payment of dividends and the making of distributions in the event of any liquidation, dissolution or winding up of Customers Bancorp. Additional issuances by us of preferred stock ranking equally with Series C, Series D, Series E, and Series F Preferred Stock do not generally require the approval of holders of the Series C, Series D, Series E, and Series F Preferred Stock.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The table below summarizes all Customers' locations. It includes our leased branch, limited purpose and administrative office properties, by county and state, as of December 31, 2016.

Bank Branches
County	State	Leased
Berks (1)	PA	4
Bucks	PA	3
Chester (2)	PA	3
Delaware	PA	2
Westchester	NY	1
Mercer	NJ	1
		14

Limited Purpose and Administrative Offices
County	State	Leased
Berks (3)	PA	3
Bucks (6)	PA	1
Chester (2)	PA	2
Delaware (7)	PA	1
Lancaster (14)	PA	1
Philadelphia (8)	PA	1
Fairfax (9)	VA	1
Mercer (4)	NJ	1
Morris (14)	NJ	1
New Haven (16)	CT	1
New York (10)	NY	2
Westchester (5)	NY	2
Suffolk (13)	NY	1
Providence (11)	RI	1
Rockingham (15)	NH	1
Suffolk (12)	MA	1
		21

(1)	Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition. The lease expirations range from 2017 to 2021.

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

(3)
Includes the corporate headquarters of Customers Bancorp and a full service branch located at 1015 Penn Avenue, Wyomissing, PA. The leased space covers a total of 23,719 square feet. This lease expires in 2020. Also, includes the leased administrative offices for the corporate lending group which is housed within the Exeter branch location, expiring in 2021, and an administrative office for Customers personnel in Shillington, PA, expiring in 2018.

(4)	Includes 7,327 square feet of leased space in Hamilton, NJ from which we conduct our mortgage warehouse activities. The lease on this location expires in 2019.

(5)	Represents administrative offices for Customers personnel. The leases at these locations expire in 2019 and 2022.

(6)	Represents administrative office for Customers personnel. The lease on this location expires in 2017.

(7)	Represents administrative office for Customers personnel. The lease on this location expires in 2018.

(8)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2023.

(9)	Represents limited purpose office. The space is currently sublet to a third party. The lease on this location expires in 2019.

(10)	Represents limited purpose offices. One location is currently sublet to a third party (expires in 2020). Our new location, utilized for Customers personnel, expires in 2027.

(11)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2021.

(12)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2019.

(13)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2025.

(14)	Represents administrative office for Customers personnel. The lease on this location expires in 2017.

(15)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2018.

(16)
Includes facilities utilized by BankMobile for the acquired Disbursement business. Usage of the facility through June 30, 2017 is included in the Transition Services Agreement. See NOTE 2 - ACQUISITION ACTIVITY for more information.

The Bank branch locations, which range in size from approximately 1,500 to 6,100 square feet, have leases on these locations which expire between 2017 and 2025.

The total minimum net cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $325,000 per month.

Item 3.        Legal Proceedings

Halbreiner Matter
On December 16, 2016, Elizabeth Halbreiner and Robert Halbreiner (“Plaintiffs”) filed a Second Amended Complaint captioned Elizabeth Halbreiner and Robert Halbriener, v. Customers Bank, Robert B.White, Richard A. Ehst, Thomas Jastrem, Timothy D. Romig, Andrew Bowman, Michael Fuoco, Saldutti Law Group f/k/a Saldutti, LLC a/k/a Saldutti Law, LLC, Robert L. Saldutti, LLC, Robert L. Saldutti, Esquire, Brian J. Schaffer, Esquire, Robert Lieber, Jr., Esquire, Jay Sidhu, James Zardecki, Zardecki Associates LLC, No. 01419 in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, Trial Division. In this Second Amended Complaint, the Plaintiffs generally allege that Customers Bank, and the other named defendants, conspired to misuse the legal system for improper purposes and it also alleges defamation, false light, tortious interference with contractual relations, infliction of emotional distress, negligent infliction of emotional distress and loss of consortium. On January 6, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and the employees of Customers Bank named as co-defendants. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Lifestyle Healthcare Group, Inc. Matter
On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Tradign as Lyfestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, which is related to the Halbreiner Matter described above, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145. On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Civil Money Penalty Resolution
As previously disclosed, Customers Bank had been in discussions with the Board of Governors of the Federal Reserve (the "Federal Reserve Board") staff regarding certain compliance matters relating to certain past activities of Higher One Holdings, Inc. To settle these matters from 2013 and to move forward, on December 6, 2016, Customers Bank agreed to the issuance by the Federal Reserve Board of a combined Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as amended (the "Order") with respect to these matters. Pursuant to the terms of the Order, Customers Bank was, among other things, assessed a civil money penalty of $960,000. Customers had previously set aside a reserve for the civil money penalty and made payment in 2016. Therefore, the civil money penalty, and other provisions of the Order, will not have a material adverse effect on Customers' results of operations or the conduct of Customers' business prospectively.
Item 4.        Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market for Voting Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CUBI.”
Market Price of Voting Common Stock
The chart below displays the high and low closing sale prices of the common stock of Customers Bancorp as reported on the New York Stock Exchange for each of the four quarters of 2016 and 2015.

	High	Low
2017
First quarter (through February 28, 2017)	$36.21	$33.83

2016
Fourth quarter	$36.68	$24.49
Third quarter	26.24	23.99
Second quarter	27.27	22.34
First quarter	26.50	21.78

2015
Fourth quarter	$31.00	$24.30
Third quarter	29.02	22.51
Second quarter	27.49	24.05
First quarter	24.65	17.96

As of February 28, 2017, there were 449 shareholders of record and 30,469,997 shares outstanding of Customers Bancorp's Voting Common Stock.
Dividends on Voting Common Stock
Customers Bancorp historically has not paid any cash dividends on its shares of common stock. Customers Bancorp does not expect to do so in the foreseeable future.
Any future determination relating to dividend policy will be made at the discretion of Customers Bancorp’s board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the Voting Common Stock, including obligations to pay dividends to the holders of Customers Bancorp's issued and outstanding shares of preferred stock, and other factors deemed relevant by the board of directors.
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

Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid, will be limited to the extent the bank capital ratios do not exceed the minimum required levels plus 250 basis points, as these requirements are phased in through January 1, 2019. See "Item 1, Business - Federal Banking Laws" for more information relating to restrictions on the Bank's ability to pay dividends to the Bancorp and the Bancorp's payment of dividends.
Issuer Purchases of Equity Securities
On November 26, 2013, the Bancorp’s Board of Directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There were no common stock repurchases during 2016.
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2016 concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Number of Securities
	Number of Securities		Remaining
	to be Issued upon		Available for Future Issuance
	Exercise of	Weighted-Average	Issuance Under Equity
	Outstanding Options,	Exercise Price of	Compensation Plans
	Warrants, and	Outstanding Options	(Excluding Securities Reflected
Plan Category	Rights (#)	($) (2)	in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	4,605,545	$15.25	1,360,280 (3)

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A
(1) Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Stock Option Plan, the Bonus Recognition and Retention Program ("BRRP"), and Customers Bancorp, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.
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
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2012 to December 31, 2016, to that of the total return index for the SNL Mid-Atlantic Bank Index, SNL U.S. Bank NASDAQ Index and SNL U.S. Bank NYSE Index, assuming an investment of $100 on December 31, 2012. The SNL U.S. Bank NYSE Index was added to the performance graph because the Bancorp changed the listing of its Voting Common Stock to the NYSE from NASDAQ in December 2014. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Total Return Performance

$250
$200
$150
$100
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
CUBI-US
SNL Mid-Atlantic U.S. Bank
SNL U.S. Bank NASDAQ
SNL U.S. Bank NYSE
SNL Mid Cap U.S. Bank

Item 6.        Selected Financial Data
Customers Bancorp, Inc. and Subsidiaries
The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet and income statement data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 from its audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K. Certain amounts reported below have been reclassified to conform to the 2016 presentation, including the presentation of BankMobile as discontinued operations.

	2016	2015	2014	2013	2012
(dollars in thousands, except per share information)
For the Years Ended December 31,
Interest income	$322,539	$249,850	$190,427	$128,156	$93,814
Interest expense	73,023	53,551	38,504	24,301	21,761
Net interest income	249,516	196,299	151,923	103,855	72,053
Provision for loan losses	2,345	20,566	14,747	2,236	14,270
Total non-interest income	23,165	27,572	25,126	22,703	28,958
Total non-interest expense	131,217	107,568	96,788	73,676	50,651
Income from continuing operations before income tax expense	139,119	95,737	65,514	50,646	36,090
Income tax expense	51,412	32,664	20,982	17,736	12,272
Net income from continuing operations	87,707	63,073	44,532	32,910	23,818
Loss from discontinued operations before income taxes (1)	(14,524)	(7,242)	(2,126)	(348)	—
Income tax benefit from discontinued operations	(5,519)	(2,752)	(808)	(132)	—
Net loss from discontinued operations	(9,005)	(4,490)	(1,318)	(216)	—
Net income	78,702	58,583	43,214	32,694	23,818
Preferred stock dividends	9,515	2,493	—	—	—
Net income attributable to common shareholders	$69,187	$56,090	$43,214	$32,694	$23,818
Earnings per common share:
Basic earnings per common share from continuing operations	$2.83	$2.26	$1.67	$1.34	$1.61
Basic earnings per common share	$2.51	$2.09	$1.62	$1.34	$1.61
Diluted earnings per common share from continuing operations	$2.61	$2.11	$1.59	$1.31	$1.57
Diluted earnings per common share	$2.31	$1.96	$1.55	$1.30	$1.57
At Period End
Total assets	$9,382,736	$8,398,205	$6,821,500	$4,150,493	$3,201,234
Cash and cash equivalents	244,709	264,593	371,023	233,068	186,016
Investment securities	493,474	560,253	416,685	497,573	129,093
Loans held for sale (2)	2,117,510	1,797,064	1,435,459	747,593	1,439,889
Loans receivable	6,142,390	5,452,895	4,311,374	2,464,158	1,324,467
Allowance for loan losses	37,315	35,647	30,932	23,998	25,837
FDIC loss sharing receivable (3)	—	—	2,320	10,046	12,343
Deposits	6,846,980	5,662,433	4,296,242	2,959,922	2,440,818
Deposits (classified in liabilities held for sale)	456,795	247,068	236,297	236,481	—
Borrowings (4)	1,147,706	1,890,442	1,812,380	782,070	478,000
Liabilities held for sale	484,797	247,139	236,297	236,481	—

Shareholders’ equity	855,872	553,902	443,145	386,623	269,475
Tangible common equity (5)	620,780	494,682	439,481	382,947	265,786
Selected Ratios and Share Data
Return on average assets	0.86%	0.81%	0.78%	0.95%	1.02%
Return on average common equity	12.41%	11.82%	10.39%	9.49%	12.69%
Common book value per share	$21.08	$18.52	$16.57	$14.51	$13.27
Tangible book value per common share (5)	$20.49	$18.39	$16.43	$14.37	$13.09
Common shares outstanding	30,289,917	26,901,801	26,745,529	26,646,566	20,305,452
Net interest margin	2.84%	2.81%	2.86%	3.13%	3.21%
Equity to assets	9.12%	6.60%	6.50%	9.32%	8.42%
Tangible common equity to tangible assets (5)	6.63%	5.89%	6.45%	9.23%	8.31%
Tier 1 leverage ratio – Customers Bank	9.23%	7.30%	7.39%	10.81%	7.74%
Tier 1 leverage ratio – Customers Bancorp	9.07%	7.16%	6.69%	10.11%	9.30%
Tier 1 risk-based capital ratio – Customers Bank	11.63%	8.62%	9.27%	13.33%	8.50%
Tier 1 risk-based capital ratio – Customers Bancorp	11.41%	8.46%	8.39%	12.44%	10.23%
Total risk-based capital ratio – Customers Bank	13.61%	10.85%	11.98%	14.11%	9.53%
Total risk-based capital ratio – Customers Bancorp	13.05%	10.62%	11.09%	13.21%	11.26%
Asset Quality
Non-performing loans	$17,792	$10,771	$11,733	$19,163	$32,851
Non-performing loans to total loans receivable	0.29%	0.20%	0.27%	0.78%	2.48%
Non-performing loans to total loans	0.22%	0.15%	0.20%	0.60%	1.19%
Other real estate owned	$3,108	$5,057	$15,371	$12,265	$8,114
Non-performing assets	20,900	15,828	27,104	31,428	40,965
Non-performing assets to total assets	0.22%	0.19%	0.40%	0.76%	1.28%
Allowance for loan losses to total loans receivable	0.61%	0.65%	0.72%	0.97%	1.95%
Allowance for loan losses to non-performing loans	209.73%	330.95%	263.63%	125.23%	78.65%
Net charge-offs	$1,662	$11,979	$3,124	$6,894	$5,466
Net charge-offs to average total loans receivable	0.03%	0.26%	0.09%	0.37%	0.38%

1.	BankMobile's results are reflected in discontinued operations.

2.	In 2016, 2015 and 2014, loans held for sale included $2,116,815, $1,754,950 and $1,332,019 of mortgage warehouse loans at fair value, respectively

3.	The FDIC loss sharing receivable, as of December 2015, is included in "Accrued interest payable and other liabilities" net of the clawback liability.

4.	Borrowings includes FHLB advances, Federal funds purchased, Subordinated debt, and other borrowings

5.
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

A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2016	2015	2014	2013	2012
(in thousands, except per share data)
Shareholders’ equity	$855,872	$553,902	$443,145	$386,623	$269,475
Less: intangible assets	(17,621)	(3,651)	(3,664)	(3,676)	(3,689)
Less: preferred stock	(217,471)	(55,569)	—	—	—
Tangible common equity	$620,780	$494,682	$439,481	$382,947	$265,786
Shares outstanding	30,290	26,902	26,746	26,647	20,305
Common book value per share	$21.08	$18.52	$16.57	$14.51	$13.27
Less: effect of excluding intangible assets	(0.59)	(0.13)	(0.14)	(0.14)	(0.18)
Common tangible book value per share	$20.49	$18.39	$16.43	$14.37	$13.09
Total assets	$9,382,736	$8,398,205	$6,821,500	$4,150,493	$3,201,234
Less: intangible assets	(17,621)	(3,651)	(3,664)	(3,676)	(3,689)
Total tangible assets	$9,365,115	$8,394,554	$6,817,836	$4,146,817	$3,197,545

Equity to assets	9.12%	6.60%	6.50%	9.32%	8.42%
Tangible common equity to tangible assets	6.63%	5.89%	6.45%	9.23%	8.31%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with “Business – Executive Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2016. Certain amounts reported in the 2015 and 2014 financial statements have been reclassified to conform to the 2016 presentation. These reclassifications did not significantly impact Customers' financial position or results of operations.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (U.S. GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to its audited financial statements.
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
The following is a summary of the policies Customers recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Available-for-Sale Securities and Other-Than-Temporary Impairment Analysis, Fair Values of Financial Instruments, Accounting for Purchased-Credit-Impaired (PCI) Loans, Deferred Income Taxes, and Goodwill and Other Intangible Assets.
Allowance for Loan Losses
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
Subsequent to the acquisition of purchased-credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior charges.
Stock-Based Compensation
Customers recognizes compensation expense for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Expense related to stock option awards is based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. For performance based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price of the option, the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Customers' estimate of the fair value of a stock option is based on expectations derived from its limited historical experience and may not necessarily equate to market value when fully vested.

Unrealized Gains and Losses on Securities Available for Sale and Other-Than-Temporary Impairment Analysis
Customers receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale consist primarily of mortgage-backed securities issued by U.S. government-sponsored agencies. Customers uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer.
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
At December 31, 2016, management evaluated its available-for-sale debt securities for other-than-temporary impairment. The unrealized losses associated with the available-for-sale debt securities were not considered to be other-than-temporarily impaired at December 31, 2016 because the losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At December 31, 2016, management evaluated its equity holdings issued by a foreign entity for other-than-temporary impairment. Management determined it no longer had the intent to hold the securities until a recovery in fair value. Accordingly, Customers recognized an other-than-temporarily impairment loss of $7.3 million on these securities for the year ended December 31, 2016.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, other than in a forced or liquidation sale as of the measurement date (also referred to as an exit price). Management estimates the fair values of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, the quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Customers estimates fair value using unobservable data. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rates or discount rates, and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant uses of fair values include residential mortgage loans acquired subject to an agreement to resell, residential mortgage loans originated with an intent to sell, available-for-sale investment securities, derivative assets and liabilities, impaired loans and foreclosed property and the net assets acquired in business combinations. For additional information, refer to NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.
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

Deferred Income Taxes

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as customer and university relationship intangibles and non-compete agreements, are amortized over their estimated useful lives and subject to periodic impairment testing. Goodwill and other intangible assets recognized as part of the Disbursement business acquisition were based on a preliminary allocation of the purchase price. In fourth quarter 2016, Customers recorded adjustments to the estimated fair values of the net assets acquired, which resulted in a $1.0 million increase in goodwill. For more information regarding the net assets acquired and goodwill recorded upon acquisition of the Disbursement business, see NOTE 2 - ACQUISITION ACTIVITY.
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment of goodwill is a condition that exists when the carrying amount exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed.
Intangible assets subject to amortization are reviewed for impairment under ASC 360 which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Customers' primary source of funds for making these loans and investments is its deposits, on which it pays interest. Consequently, one of the key measures of Customers' success is the amount of net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on these interest-bearing liabilities, which is referred to as net interest spread.
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
BankMobile, a division of Customers Bank, derives the majority of its revenue from interchange and card revenue earned from the Disbursement business acquired from Higher One. In fourth quarter 2016, Customers decided to sell BankMobile and anticipates the sale to close in third quarter 2017. Accordingly, BankMobile has been classified as "held for sale" on the consolidated balance sheets and BankMobile's operating results have been presented as discontinued operations in the accompanying consolidated financial statements.
2017 Economic Outlook
U.S. Real GDP is forecast to grow 2.0% to 3.0% during 2017.  Additionally, a dichotomy could develop between the U.S. and global economies as a result of President Trump’s policies (e.g., higher tariffs on trade, curbing illegal immigration, increased federal stimulus, and tax cuts for corporations and Americans), with the U.S. getting a short-term pickup in GDP growth while global growth is dampened by U.S. economic policy. Sectors tied closely to the domestic economy should fare better than those sectors that are more closely tied to the global economy.  The U.S. economy is forecast to expand 2.2% in 2017 from around 1.6% in 2016, as consumer spending is bolstered by healthy employment and wage prospects, despite continued weak business investment.
While inflation has remained below the Federal Reserve's target of 2% (1.7% through the 12 months ended November 30, 2016 as published by the U.S. government on December 15, 2016), it is expected to climb to 2.2% in 2017 and 2.4% in 2018. If current projections are correct, it would be the first stretch of sustained inflation above 2% since before the recession of 2007 to 2009.
Since “lift off” in mid-December 2015 and an additional 25 basis points interest rate increase in mid-December 2016, it is expected that the Federal Reserve will continue to raise the overnight rate, increasing it three times during 2017.  For these interest rate hikes to occur, the CPI and PCE deflators will need to continue to approach the Federal Reserve's 2% target and employment will need to improve or at least retain recent positive trends.
While the outlook in the U.S. remains optimistic in the short run, the Trump administration’s policies are likely to result in higher U.S. interest rates and a stronger dollar, which could have a significantly adverse impact on the global economy. In the longer run, however, these policies could also have a negative impact on U.S. growth as the boost from the fiscal stimulus diminishes and President Trump’s other policies (e.g., higher tariffs, curtailed immigration, and tighter monetary policy by the Federal Reserve) ultimately begin to weigh on domestic growth.  In Customers Bancorp's market area, management sees continued moderate (2.0% to 3.0%) growth in 2017, the housing market continuing to improve, and unemployment improving or at least remaining at current levels during the year. Management is seeing improvement in loan demand in the Bank's commercial and industrial, multi-family and commercial real estate loan portfolios, although the market for multi-family loans is expected to be down by 25% to 30% in 2017 (with the Bank being down approximately 20% because it is better positioned than the large banks with exposure to a lot of potential refinance activity). As the Trump administration is only beginning to take shape, the political uncertainty in the U.S. and the challenges associated with that uncertainty will continue over the next few years. Overall, management is optimistic that 2017 will show a continuation of the improving economic environment experienced in 2016, providing the caveat that the political uncertainty surrounding the Trump administration’s ability to execute its policies could have a significant impact on the continued economic recovery.

Results of Operations
The following discussion of Customers Bancorp’s consolidated results of operations should be read in conjunction with its consolidated financial statements, including the accompanying notes. Also see "CRITICAL ACCOUNTING POLICIES” and “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” for information concerning certain significant accounting policies and estimates applied in determining reported results of operations.
For the years ended December 31, 2016 and 2015
Net income available to common shareholders increased $13.1 million, or 23.3%, to $69.2 million for the year ended December 31, 2016, compared to $56.1 million for the year ended December 31, 2015. The increased net income available to common shareholders resulted from an increase in net interest income of $53.2 million and a decrease in provision for loan losses of $18.2 million, partly offset by a decrease in non-interest income of $4.4 million and increases in non-interest expense of $23.6 million, tax expense of $18.7 million, net loss from discontinued operations of $4.5 million, and preferred stock dividends of $7.0 million.
Net interest income from continuing operations increased $53.2 million, or 27.1%, for the year ended December 31, 2016 to $249.5 million, compared to $196.3 million for the year ended December 31, 2015. The increase in net interest income was driven by an increase in the average balance of loans and securities of $1.8 billion, from $6.7 billion in 2015 to $8.5 billion in 2016, as well as the expansion of net interest margin (tax equivalent) by 3 basis points (from 2.81% in 2015 to 2.84% in 2016).
The provision for loan losses from continuing operations declined $18.2 million to $2.3 million for the year ended December 31, 2016, compared to $20.6 million for the same period in 2015. The decrease in the provision for loan losses during 2016 was primarily attributable to a provision expense of $9.0 million recorded in 2015 for a fraudulent loan that was charged off in its entirety during 2015, greater growth in loans held for investment in 2015 as compared to 2016, a benefit of $0.3 million in 2016 attributable to FDIC loss sharing arrangements versus expense of $3.9 million in 2015, and recoveries totaling $2.7 million in 2016 compared to recoveries of $1.4 million in 2015.
Non-interest income from continuing operations declined $4.4 million, or 16.0%, for the year ended December 31, 2016 to $23.2 million, compared to $27.6 million for the year ended December 31, 2015. The decrease resulted primarily from an impairment charge of $7.3 million recorded in 2016 due to Customers' change in intent to hold certain equity securities until the market price of the securities recovered and a decrease in bank-owned life insurance income of $2.3 million as a result of a $2.4 million benefit received on a bank-owned life insurance policy in 2015. These decreases were offset in part by increased mortgage warehouse transactional fees of $1.2 million resulting from higher transaction volumes in 2016 as compared to 2015 and a $2.2 million recovery of a previously recorded loss during 2016.
Non-interest expense from continuing operations increased $23.6 million, or 22.0%, during the year ended December 31, 2016 to $131.2 million, compared to $107.6 million during the year ended December 31, 2015. The increase was primarily driven by increases in salaries and employee benefits of $11.5 million, technology, communications and bank operations of $3.5 million, FDIC assessments, non-income taxes, and regulatory fees of $2.5 million, professional services of $1.6 million, occupancy expenses of $1.4 million, and one-time charges of $1.4 million associated with legal matters. Much of the increased non-interest expense was attributable to the increased level of staff and other operating expenses necessary to support and operate a $9.4 billion bank.
Income tax expense from continuing operations increased $18.7 million for the year ended December 31, 2016 to $51.4 million, compared to $32.7 million in the same period in 2015. The increase in income tax expense was driven primarily from increased pre-tax income of $43.4 million in 2016 and an increase in our effective tax rate of 2.84%, partially offset by the early adoption of ASU 2016-09, Improvements to Employee Share Based Accounting, which decreased income tax expense by $4.1 million for the year ended December 31, 2016.
The loss from discontinued operations increased $7.3 million for the year ended December 31, 2016 to $14.5 million, compared to $7.2 million in the same period in 2015. The increase was primarily driven by additional expenses realized as a result of the acquisition of the Disbursement business in June 2016. The loss from discontinued operations provided a tax benefit of $5.5 million for the year ended December 31, 2016, compared to $2.8 million for the same period of 2015.
Preferred stock dividends increased $7.0 million for 2016 due to the issuance of the Series D, Series E and Series F Preferred Stock during 2016 with an aggregate principal balance of $167.5 million and an average dividend yield of 6.23%.

For the years ended December 31, 2015 and 2014

Net income available to common shareholders increased $12.9 million, or 29.8%, to $56.1 million for the year ended December 31, 2015, compared to $43.2 million for the year ended December 31, 2014. The increased net income available to common shareholders resulted from increases in net interest income of $44.4 million and non-interest income of $2.4 million, partly offset by increases in the provision for loan losses of $5.8 million, non-interest expense of $10.8 million, tax expense of $11.7 million, net loss from discontinued operations of $3.2 million, and preferred stock dividends of $2.5 million.

Net interest income from continuing operations increased $44.4 million, or 29.2%, for the year ended December 31, 2015 to $196.3 million, compared to $151.9 million for the year ended December 31, 2014. The increase in net interest income was driven by an increase in the average balance of loans and securities of $1.6 billion, from $5.0 billion in 2014 to $6.7 billion in 2015, offset in part by a decline in the net interest margin (tax equivalent) of 6 basis points (from 2.87% in 2014 to 2.81% in 2015). The net margin decrease was largely a result of the growth in the lower yielding mortgage warehouse portfolio.

The provision for loan losses increased $5.8 million to $20.6 million for the year ended December 31, 2015, compared to $14.7 million for the same period in 2014. The increase in the provision for loan losses during 2015 was primarily attributable to a provision expense of $9.0 million for a fraudulent loan identified by Customers in third quarter 2015 that was charged off in its entirety during 2015.

Non-interest income from continuing operations increased $2.4 million, or 9.7%, during the year ended December 31, 2015 to $27.6 million, compared to $25.1 million for the year ended December 31, 2014. The increase resulted primarily from a benefit received on a bank-owned life insurance policy of $2.4 million, higher mortgage warehouse transactional fees driven by increased transaction volume and an increase in the gain on sale of loans, offset in part by gains realized from sales of investment securities of $3.2 million in 2014 compared to a loss of $0.1 million in 2015.

Non-interest expense from continuing operations increased $10.8 million, or 11.1%, during the year ended December 31, 2015 to $107.6 million, compared to $96.8 million during the year ended December 31, 2014. The increases in salaries and employee benefits of $10.3 million, professional services of $2.2 million, and technology of $0.9 million resulted from growth of Customers' business, which required additional team members, services, and support. These increases were offset in part by decreased assessments and regulatory fees of $1.0 million related primarily to an adjustment in the Pennsylvania shares tax expense and reduced loan workout expenses of $0.6 million resulting from lower levels of non-performing loans and recoveries of prior expenses on resolved loans during the year.

Income tax expense from continuing operations increased $11.7 million for the year ended December 31, 2015 to $32.7 million, compared to $21.0 million in the same period in 2014. The increase in income tax expense was driven primarily from increased pre-tax income of $30.2 million in 2015, offset in part by the benefit received on a bank-owned life insurance policy of $2.4 million, which was not taxable.

The loss from discontinued operations increased $5.1 million for the year ended December 31, 2015 to $7.2 million, compared to $2.1 million in the same period of 2014. The increase was driven by additional expenses incurred due to the launch of BankMobile in January 2015. The loss from discontinued operations provided a tax benefit of $2.8 million for the year ended December 31, 2015, compared to $0.8 million for the same period in 2014.

Preferred stock dividends increased $2.5 million for 2015 due to the accrual of dividends on Customers' Series C Preferred Stock issued in second quarter 2015.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
(amounts in thousands)
Assets
Interest-earning deposits	$225,409	$1,218	0.54%	$271,201	$718	0.26%	$228,668	$577	0.25%
Investment securities (A)	540,532	14,293	2.64%	427,638	10,405	2.43%	451,932	10,386	2.30%
Loans held for sale	1,967,436	69,469	3.53%	1,589,176	51,553	3.24%	911,506	30,801	3.38%
Loans receivable (B)	5,971,530	233,349	3.91%	4,635,136	182,280	3.93%	3,655,938	146,388	4.00%
Other interest earning assets	84,797	4,210	4.96%	72,693	4,894	6.73%	66,669	2,275	3.41%
Total interest-earning assets	8,789,704	322,539	3.67%	6,995,844	249,850	3.57%	5,314,713	190,427	3.58%
Non-interest-earning assets	272,253			263,997			223,404
Assets held for sale	40,160			2,690			1,337
Total assets	$9,102,117			$7,262,531			$5,539,454
Liabilities
Interest checking accounts	$190,279	1,069	0.56%	$123,527	686	0.56%	62,840	361	0.57%
Money market deposit accounts	3,085,140	19,233	0.62%	2,412,958	12,548	0.52%	1,712,896	10,391	0.61%
Other savings accounts	36,548	76	0.21%	35,659	102	0.29%	40,795	172	0.42%
Certificates of deposit	2,633,425	27,871	1.06%	2,087,641	20,637	0.99%	1,403,774	13,530	0.96%
Total interest-bearing deposits	5,945,392	48,249	0.81%	4,659,785	33,973	0.73%	3,220,305	24,454	0.76%
Borrowings	1,498,899	24,774	1.65%	1,369,841	19,578	1.43%	1,264,860	14,050	1.11%
Total interest-bearing liabilities	7,444,291	73,023	0.98%	6,029,626	53,551	0.89%	4,485,165	38,504	0.86%
Non-interest-bearing deposits	496,571			379,196			288,565
Non-interest-bearing deposits held for sale	377,028			312,963			331,820
Total deposits and borrowings	8,317,890		0.88%	6,721,785		0.80%	5,105,550		0.75%
Other non-interest-bearing liabilities	69,442			30,348			17,905
Liabilities held for sale	17,884			1,207			—
Total liabilities	8,405,216			6,753,340			5,123,455
Shareholders’ equity	696,901			509,191			415,999
Total liabilities and shareholders’ equity	$9,102,117			$7,262,531			$5,539,454
Net interest earnings		249,516			196,299			151,923
Tax-equivalent adjustment (C)		390			449			405
Net interest earnings		$249,906			$196,748			$152,328
Interest spread			2.79%			2.77%			2.83%
Net interest margin			2.84%			2.81%			2.86%
Net interest margin tax equivalent (C)			2.84%			2.81%			2.87%

(A)
For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for other than temporary impairment and amortization of premiums and accretion of discounts.

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

	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest-earning deposits	$639	$(139)	$500	$29	$112	$141
Investment securities	961	2,927	3,888	594	(575)	19
Loans held for sale	4,854	13,062	17,916	(1,279)	22,031	20,752
Loans receivable	(1,160)	52,229	51,069	(2,659)	38,551	35,892
Other interest-earning assets	(1,416)	732	(684)	2,396	223	2,619
Total interest income	3,878	68,811	72,689	(919)	60,342	59,423
Interest expense:
Interest checking accounts	8	375	383	(12)	337	325
Money market deposit accounts	2,784	3,901	6,685	(1,640)	3,797	2,157
Other savings accounts	(29)	3	(26)	(49)	(21)	(70)
Certificates of deposit	1,539	5,695	7,234	355	6,752	7,107
Total interest-bearing deposits	4,302	9,974	14,276	(1,346)	10,865	9,519
Borrowings	3,243	1,953	5,196	4,288	1,240	5,528
Total interest expense	7,545	11,927	19,472	2,942	12,105	15,047
Net interest income	$(3,667)	$56,884	$53,217	$(3,861)	$48,237	$44,376
For the years ended December 31, 2016 and 2015
Net interest income from continuing operations was $249.5 million for the year ended December 31, 2016, an increase of $53.2 million, or 27.1%, when compared to net interest income for the year ended December 31, 2015 of $196.3 million. The increase in net interest income in 2016 was primarily attributable to an increase of $1.8 billion in the average balance of interest-earning assets. Customers' net interest margin also expanded to 2.84% for the year ended December 31, 2016 from 2.81% for the year ended December 31, 2015.
For the years ended December 31, 2015 and 2014

Net interest income from continuing operations was $196.3 million for the year ended December 31, 2015, an increase of $44.4 million, or 29.2%, when compared to net interest income for the year ended December 31, 2014 of $151.9 million. The increase in net interest income was primarily attributable to an increase of $1.6 billion in the average balance of loans and securities. While Customers' net interest margin decreased to 2.81% for the year ended December 31, 2015 from 2.87% for the year ended December 31, 2014, the impact on net interest income was secondary to the significant increase in loan volume.

PROVISION FOR LOAN LOSSES
For more information about our provision and allowance for loan losses methodology and our loss experience, see “Critical Accounting Policies,” “Credit Risk” and “Asset Quality” herein and “NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.”
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
For the years ended December 31, 2016 and 2015
During 2016, the provision for loan losses from continuing operations was $2.3 million, a decrease of $18.2 million from a provision of $20.6 million in 2015. The 2015 provision for loan losses included $9.0 million for a fraudulent loan that was charged off in its entirety and reflected greater growth in loans held for investment. The held-for-investment loan portfolio grew approximately $0.7 billion in 2016 compared to $1.1 billion in 2015, resulting in less provision for new loans of approximately $2.5 million. The 2016 provision included a benefit of $0.3 million attributable to FDIC loss share arrangements versus expense of $3.9 million in 2015. Recoveries in 2016 totaled $2.7 million compared to recoveries of $1.4 million in 2015. There were no significant changes in Customers' methodology for estimating its allowance for loan losses and the provision for loan losses in 2016.
For the years ended December 31, 2015 and 2014
During 2015, the provision for loan losses was $20.6 million, an increase of $5.8 million from a provision of $14.7 million in 2014. The 2015 provision for loan losses included $9.0 million for a fraudulent loan identified by Customers in third quarter 2015. The increase in the provision for loan losses resulting from this loan was offset in part by a $2.4 million reduction to the provision for loan losses resulting primarily from Customers' low level of historical losses on loans originated after 2009 and updating the estimated loss ratios to reflect actual industry performance rather than qualitative estimates. $5.3 million of the fraudulent loan was charged off in third quarter 2015 and the residual balance of $3.7 million was charged off in fourth quarter 2015.

NON-INTEREST INCOME
The chart below shows the various components of non-interest income for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Mortgage warehouse transactional fees	$11,547	$10,394	$8,233
Bank-owned life insurance	4,736	7,006	3,702
Gains on sales of loans	3,685	4,047	3,125
Deposit fees	1,140	943	801
Mortgage loan and banking income	969	741	2,048
Interchange and card revenue	620	536	532
Gain (loss) on sales of investment securities	25	(85)	3,191
Impairment loss on investment securities	(7,262)	—	—
Other	7,705	3,990	3,494
Total non-interest income	$23,165	$27,572	$25,126
For the years ended December 31, 2016 and 2015
Non-interest income from continuing operations declined $4.4 million, or 16.0%, for the year ended December 31, 2016 to $23.2 million, compared to $27.6 million for the year ended December 31, 2015. The decrease resulted primarily from an impairment charge of $7.3 million recorded in 2016 due to Customers' change in intent to hold certain equity securities until the market price of the securities recovered, and a decrease in bank-owned life insurance income of $2.3 million as a result of a $2.4 million benefit received on a bank-owned life insurance policy in 2015. These decreases were offset in part by increased mortgage warehouse transactional fees of $1.2 million resulting from higher transaction volumes in 2016 as compared to 2015 and a $2.2 million recovery of a previously recorded loss during 2016.
For the years ended December 31, 2015 and 2014

Non-interest income from continuing operations increased $2.4 million, or 9.7%, for the year ended December 31, 2015 to $27.6 million, compared to $25.1 million for the year ended December 31, 2014. The increase resulted primarily from a benefit received on a bank-owned life insurance policy of $2.4 million, higher mortgage warehouse transactional fees driven by increased transaction volume and an increase in the gain on sale of loans, offset in part by gains realized from sales of investment securities of $3.2 million in 2014 compared to a loss of $0.1 million in 2015.

NON-INTEREST EXPENSE
The below chart shows the various components of non-interest expense for the years ended December 31, 2016, 2015, and 2014.

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Salaries and employee benefits	$67,877	$56,341	$46,083
Technology, communication and bank operations	12,888	9,379	8,466
FDIC assessments, taxes, and regulatory fees	12,568	10,110	11,116
Professional services	11,017	9,386	7,218
Occupancy	9,846	8,467	8,063
Loan workout	2,063	1,127	1,706
Other real estate owned	1,953	2,516	3,601
Advertising and promotion	576	697	1,180
Other	12,429	9,545	9,355
Total non-interest expense	$131,217	$107,568	$96,788
For the years ended December 31, 2016 and 2015
Non-interest expense from continuing operations was $131.2 million for the year ended December 31, 2016, which was an increase of $23.6 million over non-interest expense of $107.6 million for the year ended December 31, 2015.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $11.5 million, or 20.5%, to $67.9 million for the year ended December 31, 2016 from $56.3 million for the year ended December 31, 2015. The increase was primarily related to headcount growth to support the larger multi-family, commercial real estate and commercial and industrial loan portfolios, and the increased deposits.
Technology, communication and bank operations expense increased $3.5 million to $12.9 million for the year ended December 31, 2016 from $9.4 million for the year ended December 31, 2015, primarily attributable to the organic growth of the Bank.
FDIC assessments, taxes, and regulatory fees increased $2.5 million to $12.6 million for the year ended December 31, 2016 from $10.1 million for the year ended December 31, 2015. The primary reason for the 2016 increase was an adjustment in 2015 that reduced the Pennsylvania shares tax expense by $2.3 million.
Professional services expense increased by $1.6 million to $11.0 million for the year ended December 31, 2016 from $9.4 million for the year ended December 31, 2015, primarily attributable to increases in consulting, lending service fees, and other professional services expenses to support a $9.4 billion bank.
Occupancy expense increased by $1.4 million to $9.8 million for the year ended December 31, 2016 from $8.5 million for the year ended December 31, 2015. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.

Other expense increased by $2.9 million to $12.4 million for the year ended December 31, 2016 from $9.5 million for the year ended December 31, 2015. The increase was primarily attributable to one-time charges of $1.4 million associated with legal matters. In addition, Customers experienced higher levels of miscellaneous expenses resulting from the organic growth experienced over the past year, increased staffing, and other activities associated with business development.
For the years ended December 31, 2015 and 2014

Non-interest expense from continuing operations was $107.6 million for the year ended December 31, 2015, which was an increase of $10.8 million over non-interest expense of $96.8 million for the year ended December 31, 2014.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $10.3 million, or 22.3%, to $56.3 million for the year ended December 31, 2015 from $46.1 million for the year ended December 31, 2014. Most of the increased expense is attributable to increased salaries and other compensation costs, as well as increased level of staff necessary to run a larger bank. More specifically, the increased headcount was needed to support the growing multi-family, commercial real estate and commercial and industrial loan portfolios, and the increased deposits.

Professional services expense increased by $2.2 million to $9.4 million for the year ended December 31, 2015 from $7.2 million for the year ended December 31, 2014 due to increased professional services expense related to fees paid for the FHLB letter of credit used to collateralize municipal deposits, and other professional service expenses driven by the organic growth of the Bank.

FDIC assessments, taxes, and regulatory fees declined $1.0 million to $10.1 million for the year ended December 31, 2015 from $11.1 million for the year ended December 31, 2014. The primary reason for this decrease was due to an adjustment that reduced the Pennsylvania shares tax expense by $2.3 million recorded in second quarter 2015 offset in part by increased deposit premiums and other regulatory and filing fees largely as a result of the Bank's organic growth.

Technology, communication and bank operations expense increased $0.9 million to $9.4 million for the year ended December 31, 2015 from $8.5 million for the year ended December 31, 2014. This increase was primarily attributable to technology related expenses driven by the organic growth of the Bank.

Occupancy expense increased by $0.4 million to $8.5 million for the year ended December 31, 2015 from $8.1 million for the year ended December 31, 2014. This increase was driven by increased business activity in existing and new markets which required additional team members and facilities.

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

INCOME TAXES
For the years ended December 31, 2016 and 2015
The income tax expense and effective tax rate include both federal and state income taxes. In 2016, income tax expense from continuing operations was $51.4 million with an effective tax rate of 36.96%, compared to an expense of $32.7 million and an effective tax rate of 34.12% for 2015. Income tax expense was driven primarily by net income before taxes of $139.1 million and $95.7 million, for the years ended December 31, 2016 and 2015, respectively. In 2016, the effective tax rate was higher due to state income tax items totaling $5.0 million, or a 3.58% effective tax rate increase, driven by a greater proportion of income producing assets domiciled in New York, particularly in New York City, an unrecorded basis difference in a foreign subsidiary of $2.8 million, or 2.03%, related to an other-than-temporary impairment charge recorded on a equity investment in fourth quarter 2016, partially offset by an equity-based compensation benefit of $3.7 million or a 2.67% effective tax rate reduction, from the early adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Accounting, and a reduction of $1.7 million, or a 1.23% effective tax rate reduction, due to a tax benefit resulting from bank-owned life insurance income. In 2015, the effective tax rate was reduced due to a tax benefit resulting from bank-owned life insurance income of $2.4 million, or 2.53%.
For the years ended December 31, 2015 and 2014
The income tax expense and effective tax rate include both federal and state income taxes. In 2015, income tax expense from continuing operations was $32.7 million with an effective tax rate of 34.12%, compared to an expense of $21.0 million and an effective tax rate of 32.03% for 2014. Income tax expense was driven primarily by net income before taxes of $95.7 million and $65.5 million, for the years ended December 31, 2015 and 2014, respectively. n 2015, the effective tax rate was lower due to non-taxable bank-owned life income and a non-taxable death benefit received totaling $2.4 million, or a 2.53% effective tax rate reduction. In 2014, the effective tax rate was reduced due to a tax benefit resulting from bank-owned life insurance income of $1.3 million, or a 1.98% effective tax rate reduction, and a benefit of $1.8 million, or a 2.77% effective tax rate reduction, resulting primarily from recording a $1.5 million benefit from a return to provision and deferred tax analysis completed in third quarter 2014.
DISCONTINUED OPERATIONS
For the years ended December 31, 2016 and 2015
The loss from discontinued operations before income taxes increased $7.3 million for the year ended December 31, 2016 to $14.5 million, compared to $7.2 million in the same period in 2015. The increase was primarily driven by additional net expense incurred as a result of the acquisition of the Disbursement business in June 2016. The loss from discontinued operations provided a tax benefit of $5.5 million for the year ended December 31, 2016, compared to $2.8 million for the same period in 2015, due to the larger operating loss from the business.
For the years ended December 31, 2015 and 2014

The loss from discontinued operations before income taxes increased $5.1 million for the year ended December 31, 2015 to $7.2 million, compared to $2.1 million in the same period in 2014. The increase was driven by increased expenses for salaries and employee benefits, technology-related expenses and professional services due to the growth of BankMobile as Customers invested in a new business. The loss from discontinued operations provided a tax benefit of $2.8 million for the year ended December 31, 2015, compared to $0.8 million for the same period in 2014.
FINANCIAL CONDITION
GENERAL
Total assets were $9.4 billion at December 31, 2016.  This represented a $1.0 billion, or 11.7%, increase from total assets of $8.4 billion at December 31, 2015.  The major change in our financial position occurred as a result of organic growth in loans receivable, which increased by $0.7 billion, or 12.6%, to $6.1 billion at December 31, 2016, from $5.5 billion at December 31, 2015.
In 2016, Customers moderated its efforts to increase loan balances in order to focus on building a stronger balance sheet, capital base, and risk management infrastructure, and build BankMobile into a successful company that could be divested so both Customers and BankMobile can grow and thrive, without Durbin Amendment restrictions. Multi-family loans increased by $0.3 billion to $3.2 billion at December 31, 2016. Commercial loans and lines of credit to mortgage companies increased by $0.4 billion to $2.2 billion at December 31, 2016. Additionally, commercial and industrial loans, including owner-occupied commercial real estate, increased by $0.3 billion to $1.3 billion at December 31, 2016.
Total liabilities were $8.5 billion at December 31, 2016. This represented a $0.7 billion, or 8.7%, increase from total liabilities of $7.8 billion at December 31, 2015. The increase in total liabilities resulted primarily from a higher level of deposits in 2016 compared to 2015. Total deposits grew by $1.2 billion, or 20.9%, to $6.8 billion at December 31, 2016 from $5.7 billion at December 31, 2015. Transaction deposits increased by $0.7 billion, or 21.1%, to $4.0 billion at December 31, 2016 from $3.3 billion at December 31, 2015, with non-interest bearing deposits increasing by $104 million. Certificates of deposit accounts increased by $0.5 billion, or 20.6%, to $2.8 billion at December 31, 2016 from $2.3 billion at December 31, 2015.

The following table sets forth certain key condensed balance sheet data:

	December 31,
	2016	2015
(amounts in thousands)
Cash and cash equivalents	$244,709	$264,593
Investment securities available for sale, at fair value	493,474	560,253
Loans held for sale (includes $2,117,510 and $1,757,807 respectively at fair value)	2,117,510	1,797,064
Loans receivable	6,142,390	5,452,895
Total loans receivable, net of allowance for loan losses	6,105,075	5,417,248
Total assets	9,382,736	8,398,205
Total deposits	6,846,980	5,662,433
Federal funds purchased	83,000	70,000
FHLB advances	868,800	1,625,300
Other borrowings	87,123	86,457
Subordinated debt	108,783	108,685
Liabilities held for sale	484,797	247,139
Total liabilities	8,526,864	7,844,303
Total shareholders’ equity	855,872	553,902
Total liabilities and shareholders’ equity	9,382,736	8,398,205
CASH AND CASH EQIVALENTS
Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $17.5 million at December 31, 2016. This represents a $36.1 million decrease from $53.6 million at December 31, 2015.  These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank.
Interest earning deposits consist mainly of deposits at the Federal Reserve Bank of Philadelphia. These deposits totaled $227.2 million at December 31, 2016, which was a $16.2 million increase from $211.0 million at December 31, 2015. This balance varies from day to day, depending on several factors, such as variations in customers’ deposits with the Bank, payment of checks drawn on customers’ accounts, and strategic investment decisions made to maximize net interest income, while effectively managing interest-rate risk and liquidity.
INVESTMENT SECURITIES
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), domestic corporate debt, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest rate risk, provide liquidity, provide collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2016, investment securities were $493.5 million compared to $560.3 million at December 31, 2015. The decrease was primarily the result of principal payments received on agency-guaranteed residential mortgage-backed securities and a decision to use the net proceeds from payments to invest in higher yielding loans.
Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect.

The following table sets forth the amortized cost of the investment securities at the last two fiscal year ends:

	December 31,
	2016	2015
(amounts in thousands)
Available for Sale:
Residential mortgage-backed securities	$233,002	$299,392
Commercial real estate mortgage-backed securities	204,689	206,719
Corporate notes (1)	44,932	39,925
Equity securities (2)	15,246	22,514
	$497,869	$568,550

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Consists primarily of equity securities in a foreign entity.
For financial reporting purposes, available-for-sale securities are carried at fair value.
The following table sets forth information about the maturities and weighted-average yield of the securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2016
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No Specific Maturity	Total	Total
(amounts in thousands)
Available for Sale
Residential mortgage-backed securities	$—	$—	$—	$—	$233,002	$233,002	$231,263
Yield					2.65%	2.65%	—
Commercial real estate mortgage-backed securities					204,689	$204,689	201,817
Yield	—	—	—	—	2.80%	2.80%	—
Corporate notes	—	—	37,932	7,000	—	44,932	45,148
Yield	—	—	5.58%	5.54%	—	5.57%	—
Equity securities	—	—	—	—	15,246	15,246	15,246
Yield	—	—	—	—	—%	—%	—
Total	$—	$—	$37,932	$7,000	$452,937	$497,869	$493,474
Weighted Average Yield	—%	—%	5.58%	5.54%	2.63%	2.89%
The mortgage-backed securities in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages. The corporate notes in the portfolio include subordinated notes issued by other bank holding companies.
LOANS
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies portfolio is nation-wide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, and commercial and industrial loans. The Bank continues to focus on small and middle market business loans to grow its commercial lending efforts, expand its specialty mortgage warehouse lending business, and expand its multi-family/commercial real estate lending business, and maintain its consumer portfolio.

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
The commercial lending group focuses on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million.
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
The goal of the mortgage banking business lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for Customers' loans. As of December 31, 2016, loans in the warehouse lending portfolio totaled $2.1 billion and are designated as held for sale.
The goal of the multi-family lending product is to build a portfolio of high-quality multi-family loans within Customers' covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2016, Customers had multi-family loans of $3.2 billion outstanding, comprising approximately 39.0% of the total loan portfolio, compared to $2.9 billion, or approximately 40.7% of the total loan portfolio, at December 31, 2015.
As of December 31, 2016, Customers had $8.0 billion in commercial loans outstanding, composing approximately 96.4% of its total loan portfolio, which includes loans held for sale, compared to $6.9 billion, composing approximately 94.6% at December 31, 2015.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2016, Customers had $298.7 million in consumer loans outstanding, or 3.6% of the total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
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

The composition of loans held for sale was as follows:

	December 31,
	2016	2015	2014	2013	2012
(amounts in thousands)
Commercial Loans:
Mortgage warehouse loans at fair value	$2,116,815	$1,754,950	$1,332,019	$740,694	$1,439,889
Multi-family loans at lower of cost or fair value	—	39,257	99,791	—	—
Total commercial loans held for sale	2,116,815	1,794,207	1,431,810	740,694	1,439,889
Consumer Loans:
Residential mortgage loans at fair value	695	2,857	3,649	6,899	—
Loans held for sale	$2,117,510	$1,797,064	$1,435,459	$747,593	$1,439,889
Because the FDIC loss sharing agreements were terminated in 2016, and the balance of covered loans was not significant to Customers' total loan portfolio, the disaggregation between covered and non-covered loans is no longer presented in the disclosures that follow. Additional disaggregation of the commercial real estate loan portfolio between owner occupied and non-owner occupied is presented for 2016, 2015 and 2014. For years prior, owner occupied and non-owner occupied are presented collectively as commercial real estate loans.
The composition of loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2016	2015	2014	2013	2012
(amounts in thousands)
Commercial:
Multi-family	$3,214,999	$2,909,439	$2,208,405	$1,064,059	$363,336
Commercial and industrial (a)	1,370,853	1,111,400	785,669	296,595	126,333
Commercial real estate (b)	1,193,715	956,255	839,310	753,591	489,332
Construction	64,789	87,240	49,718	42,917	45,554
Mortgage warehouse (c)	—	—	—	—	9,565
Total commercial loans	5,844,356	5,064,334	3,883,102	2,157,162	1,034,120

Consumer:
Residential real estate	193,502	271,613	297,395	163,920	129,960
Manufactured housing	101,730	113,490	126,731	139,471	153,429
Other	2,726	3,124	3,634	4,517	5,801
Total consumer loans	297,958	388,227	427,760	307,908	289,190
Total loans receivable	6,142,314	5,452,561	4,310,862	2,465,070	1,323,310
Deferred costs (fees) and unamortized premiums (discounts), net	76	334	512	(912)	1,157
Allowance for loan losses	(37,315)	(35,647)	(30,932)	(23,998)	(25,837)
Loans receivable, net of allowance	$6,105,075	$5,417,248	$4,280,442	$2,440,160	$1,298,630

(a)	Includes owner occupied commercial real estate loans for 2016, 2015 and 2014.

(b)	Includes non-owner occupied commercial real estate loans for 2016, 2015 and 2014. For 2013 and 2012, includes owner occupied and non-owner occupied commercial real estate loans.

(c)	Beginning in third quarter 2012, certain mortgage warehouse lending transactions were documented under master repurchase agreements and classified as held for sale.

Loans to mortgage banking businesses and certain residential mortgage and multi-family loans expected to be sold are classified as loans held for sale. Loans held for sale totaled $2.1 billion and $1.8 billion at December 31, 2016 and 2015, respectively. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of loan origination until the loans are sold into the secondary market. As a mortgage warehouse lender, we provide a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. The mortgage warehouse lending employees monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.
Loans receivable, net of the allowance for loan losses, increased by $0.7 billion to $6.1 billion at December 31, 2016 from $5.4 billion at December 31, 2015. The increase in loans receivable, net of the allowance for loan losses, was attributable to higher balances in multi-family, commercial and industrial (including owner occupied commercial real estate) and non-owner occupied commercial real estate loans, which increased $0.3 billion, $0.3 billion, and $0.2 billion, respectively, from December 31, 2015. The increase in these loan balances are the result of the Bank's successful execution of its organic growth strategy.
The following table sets forth Customers' commercial loans receivable as of December 31, 2016, in terms of contractual maturity date and interest rate characteristics:

	Within one year	After one but within five years	After five years	Total
(amounts in thousands)
Commercial Loans:
Multi-family	$96,048	$2,404,520	$714,431	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	145,407	711,928	513,518	1,370,853
Commercial real estate non-owner occupied	82,669	740,261	370,785	1,193,715
Construction	14,625	18,050	32,114	64,789
Total commercial loans	$338,749	$3,874,759	$1,630,848	$5,844,356
Amount of such loans with:
Predetermined rates	$177,131	$3,223,407	$617,275	$4,017,813
Floating or adjustable rates	161,618	651,352	1,013,573	1,826,543
Total commercial loans	$338,749	$3,874,759	$1,630,848	$5,844,356

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
The provision for loan losses was $2.3 million, $20.6 million, and $14.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $37.3 million, or 0.61% of total loans receivable, at December 31, 2016 and $35.7 million, or 0.65% of total loans receivable, at December 31, 2015. The percentage of the allowance of loan losses to total loans receivable declined during 2016 primarily due to continued growth of the multi-family and commercial real estate portfolios, which have lower reserving factors due to their notably better historical loss experience than other commercial loans. Net charge-offs were $1.7 million for the year ended December 31, 2016, a decrease of $10.3 million compared to $12.0 million for the year ending December 31, 2015. The decrease in net charge offs was driven by the identification of a $9.0 million fraudulent loan that was charged-off in its entirety during 2015.

Customers had no loans that were covered under loss share arrangements with the FDIC as of December 31, 2016. Customers had approximately $13.8 million in loans that were covered under loss share arrangements with the FDIC as of December 31, 2015. On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements were no longer presented as covered assets as of June 30, 2016.
Customers Bank considered the covered loans in estimating the allowance for loan losses and considered recovery of estimated credit losses from the FDIC in the FDIC indemnification asset. Refer to “NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” for further discussion on the accounting for the FDIC loss sharing receivable balance.

The chart below depicts the Bank's allowance for loan losses, excluding the effects of the FDIC receivable, for the periods indicated.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
(amounts in thousands)
Beginning Balance	$35,647	$30,932	$23,998	$25,837	$15,032
Loan charge-offs: (1)
Construction	—	1,064	895	2,096	2,507
Commercial and industrial (2)	2,947	11,709	1,637	1,387	522
Commercial real estate (3)	140	327	1,715	3,358	2,462
Residential real estate	493	276	667	410	649
Other consumer	129	36	33	87	26
Charge-offs for BankMobile loans (4)	696	—	—	—	—
Total Loan Charge-offs	4,405	13,412	4,947	7,338	6,166
Loan recoveries (1):
Construction	1,854	204	13	—	4
Commercial and industrial (2)	381	562	736	391	514
Commercial real estate (3)	130		801	42	63
Residential real estate	367	575	265	2	5
Other consumer	11	92	8	9	114
Total Recoveries	2,743	1,433	1,823	444	700
Total net charge-offs	1,662	11,979	3,124	6,894	5,466
Provision for loan losses (5)	2,634	16,694	10,058	5,055	16,271
Provision for BankMobile loans (4)	696	—	—	—	—
Ending Balance	$37,315	$35,647	$30,932	$23,998	$25,837
Net charge-offs as a percentage of average loans receivable	0.03%	0.26%	0.09%	0.37%	0.38%

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	Includes owner occupied commercial real estate loans for 2016, 2015 and 2014.

(3)	Includes non-owner occupied commercial real estate loans for 2016, 2015 and 2014. For 2013 and 2012, includes owner occupied and non-owner occupied commercial real estate loans.

(4)	Includes activities for BankMobile related loans, primarily overdrawn deposit accounts.

(5)	The provision amounts exclude the (cost)/benefit of the FDIC loss share arrangements of $0.3 million, $(3.9) million, $(4.7) million, $2.8 million, and $2.0 million, respectively.
The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date. All commercial loans are assigned credit risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans timely. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to “Critical Accounting Policies” herein and “NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” for further discussion on management's methodology for estimating the allowance for loan losses.

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
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 310-10-35 Loan Impairment and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
The following table shows the allowance for loan losses by various loan portfolios:

	December 31,
	2016		2015		2014		2013		2012
	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans	Allowance for loan losses	Percent of Loans in each category to total loans
(amounts in thousands)
Construction	$840	2.3%	$1,074	3.0%	$1,047	3.4%	$2,385	9.9%	$3,991	15.4%
Commercial and industrial (a)	13,233	35.4%	10,212	28.6%	9,120	29.5%	2,674	11.2%	1,477	5.7%
Commercial real estate (b)	7,894	21.2%	8,420	23.6%	9,198	29.7%	11,478	47.8%	13,645	52.9%
Multi-family	11,602	31.0%	12,016	33.7%	8,493	27.5%	4,227	17.6%	1,794	6.9%
Residential real estate	3,342	9.0%	3,298	9.3%	2,698	8.7%	2,490	10.4%	3,233	12.5%
Other consumer	118	0.3%	133	0.4%	114	0.4%	130	0.5%	154	0.6%
Manufactured housing	286	0.8%	494	1.4%	262	0.8%	614	2.6%	750	2.9%
Mortgage warehouse	—	—%	—	—%	—	—%	—	—%	71	0.3%
Residual reserve	—	—%	—	—%	—	—%	—	—%	722	2.8%
	$37,315	100.0%	$35,647	100.0%	$30,932	100.0%	$23,998	100.0%	$25,837	100.0%

(a) Includes owner occupied commercial real estate loans for 2016, 2015 and 2014.
(b) Includes non-owner occupied commercial real estate loans for 2016, 2015 and 2014. For 2013 and 2012, includes owner occupied and non-owner occupied commercial real estate loans.

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
Asset Quality at December 31, 2016

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,211,516	$3,198,943	$12,573	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,271,237	1,260,565	487	—	10,185	371	10,556	0.80%	0.83%
Commercial Real Estate Non-Owner Occupied	1,158,531	1,158,531	—	—	—	—	—	—%	—%
Residential	114,510	112,969	1,200	—	341	—	341	0.30%	0.30%
Construction	64,789	64,789	—	—	—	—	—	—%	—%
Other Consumer	190	190	—	—	—	—	—	—%	—%
Total Originated Loans	5,820,773	5,795,987	14,260	—	10,526	371	10,897	0.18%	0.19%
Loans Acquired
Bank Acquisitions	167,946	157,994	3,262	1,660	5,030	2,360	7,390	3.00%	4.34%
Loan Purchases	153,595	143,454	3,861	4,044	2,236	377	2,613	1.46%	1.70%
Total Loans Acquired	321,541	301,448	7,123	5,704	7,266	2,737	10,003	2.26%	3.08%
Unearned Origination Fees	76	76	—	—	—	—	—
Total Loans Receivable	6,142,390	6,097,511	21,383	5,704	17,792	3,108	20,900	0.29%	0.34%
Total Loans Held for Sale	2,117,510	2,117,510	—	—	—	—	—
Total Portfolio	$8,259,900	$8,215,021	$21,383	$5,704	$17,792	$3,108	$20,900	0.22%	0.25%

(1) Commercial & industrial loans, including owner occupied commercial real estate.

Asset Quality at December 31, 2016 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)

Originated Loans
Multi-Family	$3,211,516	$—	$11,602	$—	$11,602	0.36%	n/a
Commercial & Industrial	1,271,237	10,185	12,560	—	12,560	0.99%	123.32%
Commercial Real Estate	1,158,531	—	4,569	—	4,569	0.39%	n/a
Residential	114,510	341	2,270	—	2,270	1.98%	665.69%
Construction	64,789	—	772	—	772	1.19%	n/a
Other Consumer	190	—	12	—	12	6.32%	n/a
Total Originated Loans	5,820,773	10,526	31,785	—	31,785	0.55%	301.97%
Loans Acquired
Bank Acquisitions	167,946	5,030	5,244	—	5,244	3.12%	104.25%
Loan Purchases	153,595	2,236	286	993	1,279	0.83%	57.20%
Total Loans Acquired	321,541	7,266	5,530	993	6,523	2.03%	89.77%
Unearned Origination Fees	76
Total Loans Held for Investment	6,142,390	17,792	37,315	993	38,308	0.62%	215.31%
Total Loans Held for Sale	2,117,510	—	—	—	—
Total Portfolio	$8,259,900	$17,792	$37,315	$993	$38,308	0.46%	215.31%
Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $5.8 billion, or 70.5%, of total loans at December 31, 2016, compared to $5.0 billion, or 69.0%, at December 31, 2015. The new management team adopted new underwriting standards that management believes better limits risks of loss. Only $10.5 million, or 0.18%, of the post 2009 loans were non-performing at December 31, 2016. Only $3.6 million, or 0.07%, of the post 2009 loans were non-performing at December 31, 2015. The post 2009 originated loans were supported by an allowance for loan losses of $31.8 million (0.55% of post 2009 originated loans) and $27.7 million (0.55% of post 2009 originated loans) at December 31, 2016 and 2015, respectively.
Loans Acquired
At December 31, 2016, Customers reported $0.3 billion of acquired loans, which was 3.9% of total loans, compared to $0.5 billion, or 6.2%, of total loans at December 31, 2015. Non-performing acquired loans totaled $7.3 million at December 31, 2016 and $7.2 million at December 31, 2015. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $57.6 million were supported by a $1.0 million cash reserve at December 31, 2016, compared to $63.4 million supported by a cash reserve of $1.2 million at December 31, 2015. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at Customers. All current losses and delinquent interest are absorbed by this reserve. For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay Customers the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At December 31, 2016, $36.6 million of these loans were outstanding, compared to $41.9 million at December 31, 2015.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $6.5 million (2.03% of total acquired loans) and $9.1 million (2.03% of total acquired loans), respectively, at December 31, 2016 and 2015.

Held-for-Sale Loans
At December 31, 2016, loans held for sale were $2.1 billion, or 25.6%, of the total loan portfolio, compared to $1.8 billion, or 24.8% of the total loan portfolio at December 31, 2015. The loans held-for-sale portfolio at December 31, 2016 included $2.1 billion of loans to mortgage banking businesses and $0.7 million of residential mortgage loans, compared to $1.8 billion of loans to mortgage banking businesses, $39.3 million of multi-family loans and $2.9 million of residential mortgages loans at December 31, 2015. Held-for-sale loans are carried on our balance sheet at either fair value (due to the election of the fair value option) or the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are held for sale.

Customers manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At December 31, 2016 and 2015, non-performing loans to total loans were 0.22% and 0.15%, respectively. Total reserves to non-performing loans were 215.3% and 341.7%, respectively, at December 31, 2016 and 2015.

The tables below set forth non-accrual loans and non-performing assets and asset quality ratios:

	December 31,
	2016	2015	2014	2013	2012
(amounts in thousands)
Loans 90+ days delinquent still accruing (1)	$2,813	$2,805	$4,388	$3,772	$1,966

Non-accrual loans	17,792	10,771	11,733	19,163	32,851
OREO	3,108	5,057	15,371	12,265	8,114
Total non-performing assets	$20,900	$15,828	$27,104	$31,428	$40,965

(1)	Excludes purchased-credit-impaired loans.

	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans to total loans receivable	0.29%	0.20%	0.27%	0.78%	2.48%
Non-accrual loans to total loans	0.22%	0.15%	0.20%	0.60%	1.19%
Non-performing assets to total assets	0.22%	0.19%	0.40%	0.76%	1.28%
Non-accrual loans and 90+ days delinquent to total assets	0.22%	0.16%	0.24%	0.55%	1.09%
Allowance for loan losses to:
Total loans receivable	0.61%	0.65%	0.72%	0.97%	1.95%
Non-accrual loans	209.73%	330.95%	263.63%	125.23%	78.65%

The table below sets forth loans that were non-performing at December 31, 2016, 2015, 2014, 2013 and 2012.

	December 31,
	2016	2015	2014	2013	2012
(amounts in thousands)
Commercial and industrial (1)	$8,443	$1,973	$2,513	$125	$388
Commercial real estate (2)	2,039	2,700	2,514	11,615	21,482
Commercial real estate non-owner occupied	2,057	1,307	1,460	N/A	N/A
Construction	—	—	2,325	5,431	7,667
Residential real estate	2,959	2,202	1,855	1,533	3,027
Manufactured housing	2,236	2,449	931	459	231
Other consumer	58	140	135	0	56
Total non-performing loans	$17,792	$10,771	$11,733	$19,163	$32,851

(1)	Includes owner occupied commercial real estate loans for 2016, 2015 and 2014.

(2)	Includes non-owner occupied commercial real estate loans for 2016, 2015 and 2014. For 2013 and 2012, includes owner occupied and non-owner occupied commercial real estate loans.

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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, commercial real estate, construction portfolio and residential real estate segments, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings of pass loans), special mention, substandard, doubtful or loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have an identified potential or well-defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.
Customers assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and our credit position. At December 31, 2016 and 2015, special mention loans were $56.9 million and $24.5 million, respectively.
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
Troubled Debt Restructurings (TDRs)
At December 31, 2016, 2015 and 2014 there were $16.4 million, $11.4 million, $5.0 million respectively, in loans categorized as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2016, 2015 and 2014, loans aggregating $6.7 million, $7.5 million and $1.1 million, respectively, were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal. As of December 31, 2016, 2015 and 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt structuring.
As of December 31, 2016, eight manufactured housing loans totaling $0.2 million, one commercial real estate non-owner occupied loan totaling $1.8 million, and one residential real estate loan of $0.1 million that were modified in troubled debt restructurings within the past twelve months, defaulted on payments. As of December 31, 2015, eleven manufactured housing loans totaling $0.3 million, were modified in troubled debt restructurings within the past twelve months, defaulted on payments. As of December 31, 2014 there were no loans modified as troubled debt restructurings within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during 2016. There were three specific allowances resulting from TDR modifications during 2015, totaling $0.2 million for two commercial and industrial loans, and $0.1 million for one commercial real estate non-owner occupied loan. There were no specific allowances resulting from TDR modifications during 2014.

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
As part of the FDIC loss sharing arrangements, Customers also assumed a liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing arrangements that was contingent upon actual losses incurred over the life of the arrangements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to cash received on the covered assets in excess of the original cash to be received expectations of the FDIC, the Bank anticipated that it would be required to pay the FDIC at the end of its loss sharing arrangements. As of December 31, 2015, a clawback liability of $2.3 million was recorded.

As of December 31, 2015, the Bank expected to collect $0.2 million from the FDIC for estimated losses and reimbursement of external costs, such as legal fees, real estate taxes and appraisal expenses, and estimated the clawback liability due to the FDIC in 2020 at $2.3 million. The net amount of $2.1 million was included in "Accrued interest payable and other liabilities" in the accompanying consolidated balance sheet.
ACCRUED INTEREST RECEIVABLE
Accrued interest receivable increased by $3.8 million, or 18.8%, to $23.7 million at December 31, 2016 from $19.9 million at December 31, 2015. This increase was primarily associated with the increase in total loans of $1.0 billion to $8.3 billion at December 31, 2016 from $7.2 billion at December 31, 2015.
PREMISES AND EQUIPMENT AND OTHER ASSETS
Our premises and equipment, net of accumulated depreciation, totaled $12.3 million and $11.1 million at December 31, 2016 and 2015, respectively. Technology equipment contributed $0.9 million due to the increase of additional technology, facilities and team members. Leasehold improvements and furniture and equipment purchases contributed $2.0 million to the increase.
Customers Bank’s restricted stock holdings at December 31, 2016 and 2015 were $68.4 million and $90.8 million, respectively. These consist of stock of the Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Bankers Bank, and are required as part of our relationship with these banks.
Other assets at December 31, 2016 and 2015 were $70.1 million and $68.5 million, respectively, consisting primarily of deferred taxes, prepaid expenses, cash pledged for collateral, and mark to market adjustment for interest rate swaps.
BOLI cash surrender value increased by $4.3 million, to $161.5 million at December 31, 2016 from $157.2 million at December 31, 2015. BOLI is used by the Bank as tax-free funding for employee benefits. Covered in BOLI on the balance sheet is the cash surrender value of the Supplemental Executive Retirement Plan (“SERP”) balance of $2.9 million and $2.7 million at December 31, 2016 and 2015, respectively.
ASSETS HELD FOR SALE
Assets held for sale related to the planned disposition of BankMobile were $79.3 million and $2.1 million at December 31, 2016 and 2015, respectively. The increase of $77.2 million was primarily a result of the acquisition of the Disbursement business in June 2016. For more information on assets designated as held for sale, refer to NOTE 3 - DISCONTINUED OPERATIONS.

DEPOSITS
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are obtained primarily from our geographic service area. Total deposits grew to $6.8 billion at December 31, 2016, an increase of $1.2 billion, or 20.9%, from $5.7 billion at December 31, 2015. Transaction deposits increased by $0.7 billion, or 21.1%, to $4.0 billion at December 31, 2016 from $3.3 billion at December 31, 2015, with non-interest bearing deposits increasing by $104 million. Certificate of deposit accounts increased $0.5 billion, or 20.6%, to $2.8 billion at December 31, 2016 from $2.3 billion at December 31, 2015.
The components of deposits were as follows at the dates indicated:

	December 31,
	2016	2015	2014
(amounts in thousands)
Demand, non-interest bearing	$512,664	$408,874	$310,139
Demand, interest bearing	339,398	127,215	71,202
Savings, including MMDA	3,163,156	2,778,747	2,203,237
Time, $100,000 and over	2,106,905	1,624,562	1,043,265
Time, other	724,857	723,035	668,398
Total deposits	$6,846,980	$5,662,433	$4,296,241
Non-interest bearing demand deposits totaled $0.5 billion at December 31, 2016, up from $0.4 billion at December 31, 2015.
Excluded from the above deposits were non-interest bearing demand deposits of $453.4 million and $244.8 million at December 31, 2016 and 2015, respectively, and savings accounts of $3.4 million and $2.3 million at December 31, 2016 and 2015, respectively. These deposits were classified as liabilities held for sale on the consolidated balance sheet. No time deposits were listed as held for sale.
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(amounts in thousands)
Demand deposits	$496,571	0.00%	$379,196	0.00%	$288,565	0.00%
Interest-bearing demand deposits	190,279	0.56%	123,527	0.56%	62,840	0.57%
Savings, including MMDA	3,121,688	0.62%	2,448,617	0.52%	1,753,691	0.61%
Time deposits	2,633,425	1.06%	2,087,641	0.99%	1,403,774	0.96%
Total	$6,441,963		$5,038,981		$3,508,870

At December 31, 2016, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31, 2016
(amounts in thousands)
3 months or less	$371,923
Over 3 through 6 months	682,368
Over 6 through 12 months	643,589
Over 12 months	409,025
Total	$2,106,905

FHLB ADVANCES and OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. The Bank strategically views the short term FHLB advances as funding the loans to mortgage companies national business.
Short-term debt
Short-term debt was as follows:

	December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$688,800	0.85%	$1,365,300	0.48%	$1,298,000	0.29%
Federal funds purchased	83,000	0.74	70,000	0.56	—	—%
Total short-term borrowings	$771,800		$1,435,300		$1,298,000
For additional information on the Company’s short-term debt, refer to “NOTE 12 – BORROWINGS.”
Long-term debt
The contractual maturities of fixed-rate long-term FHLB advances are as noted below.

	December 31,
	2016		2015
	Amount	Rate	Amount	Rate
(amounts in thousands)
2017	$—	—%	$205,000	1.18%
2018	180,000	1.32	55,000	1.61
	$180,000		$260,000
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

LIABILITIES HELD FOR SALE
Liabilities held for sale related to the planned disposition of BankMobile were $484.8 million and $247.1 million at December 31, 2016 and 2015, respectively. The increase of $237.7 million was primarily a result of an increase in non-interest bearing demand deposits of $208.6 million related to the acquisition of the Disbursement business and the election of depositors of another bank electing to move their deposit accounts to Customers Bank and a $27.9 million increase in accrued expenses and other liabilities related to the acquisition of the Disbursement business. For more information on liabilities designated as held for sale, refer to NOTE 3 - DISCONTINUED OPERATIONS.
SHAREHOLDERS’ EQUITY
Shareholders’ equity increased by $302.0 million to $855.9 million at December 31, 2016, from $553.9 million at December 31, 2015. The increase in equity was primarily the result of net income from continuing operations for 2016 of $87.7 million, the issuance of 6,700,000 shares of preferred stock, and the issuance of 2,641,677 shares of common stock. The preferred stock issuances and common stock issuances resulted in increases to shareholders' equity of $161.9 million and $64.0 million, respectively. For more information regarding the issuance of preferred and common stock, and dividends paid to preferred shareholders, see NOTE 13 - SHAREHOLDERS' EQUITY.
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization, and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are proceeds from common and preferred stock issuance, deposits, debt issuance, principal and interest payments on loans, and other funds from operations. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. As of December 31, 2016 our borrowing capacity with the Federal Home Loan Bank was $4.1 billion of which $0.9 billion was utilized in borrowings and commitments and $1.7 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2015 our borrowing capacity with the Federal Home Loan Bank was $3.7 billion of which $1.6 billion was utilized in borrowings and commitments and $1.4 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2016 and 2015, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $158.6 million and $59.2 million, respectively.
Net cash flows used in operating activities of continuing operations were $263.0 million for the year ended December 31, 2016, compared to net cash flows used in operating activities of continuing operations of $352.7 million for the year ended December 31, 2015. Origination of loans held for sale in excess of the proceeds from the sales of loans contributed $358.8 million and $421.7 million to cash flows used in operating activities during 2016 and 2015, respectively.
Investing activities of continuing operations used net cash flows of $570.7 million for the year ended December 31, 2016, compared to the net cash flows used in investing activities of $1.3 billion for the year ended December 31, 2015. The net increase in loans was $0.8 billion for the year ended December 31, 2016 compared to a net increase of $1.3 billion for the year ended December 31, 2015.
Financing activities provided $0.7 billion for the year ended December 31, 2016 compared to $1.5 billion for the year ended December 31, 2015. For 2016, increases in cash from deposits provided $1.2 billion, net proceeds from common stock issuances provided $65.1 million, and net proceeds from preferred stock issuances provided $161.9 million offset by a net decrease in short-term FHLB borrowings which used $0.8 billion. For 2015, increases in cash from deposits provided $1.4 billion, proceeds from federal funds purchased provided $70.0 million, and net proceeds from preferred stock issuances provided $55.6 million.
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

Generally, to be considered adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based ratios and the Tier 1 leveraged ratio in excess of the related minimum ratios set forth in the following table.

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%
December 31, 2015
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%
At December 31, 2016 and 2015, the Bank and Bancorp met all capital adequacy requirements to which they were subject.
Capital Ratios
Customers continued to build the amount of capital during 2016. In general, for the past few years, capital growth has been achieved by retained earnings, increases in capital from sales of common stock and issuance of preferred stock and subordinated debt. During 2016, the Bancorp issued non-cumulative perpetual preferred stock, which meets the definition of Tier 1 capital per regulatory guidelines, and common stock. The net proceeds of these offerings is included in the Bancorp's Tier 1 capital ratios presented above. For more information relating to preferred and common stock offerings in 2016, see NOTE 13 - SHAREHOLDERS' EQUITY.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

The maintenance of appropriate levels of capital is an important objective of our Asset and Liability Management process. Through our initial capitalization and our subsequent offerings, we believe we have continued to maintain a strong capital position. To date, Customers Bank's board of directors declared a cash dividend to its sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp, include the following:

•	$4.0 million declared on March 17, 2015 and paid on March 31, 2015;

•	$4.0 million declared and paid on June 30, 2015;

•	$5.5 million declared and paid on September 23, 2015;

•	$5.0 million declared on October 28, 2015 and paid on December 10, 2015;

•	$5.1 million declared on January 20, 2016 and paid on March 10, 2016;

•	$6.0 million declared on April 27, 2016 and paid on June 27, 2016;

•	$6.5 million declared on July 27, 2016 and paid on September 12, 2016;

•	$7.8 million declared on October 26, 2016 and paid on December 12, 2016; and

•	$7.8 million declared on January 25, 2017 and payable on March 10, 2017.
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
As of December 31, 2016 and 2015, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2016	2015
(amounts in thousands)
Commitments to fund loans	$244,784	$537,380
Unfunded commitments to fund mortgage warehouse loans	1,230,596	1,302,759
Unfunded commitments under lines of credit	480,446	436,550
Letters of credit	40,223	42,002
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
CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2016. Interest on subordinated notes, FHLB long-term advances, and senior notes was calculated using then current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	More than five years
(amounts in thousands)
Operating leases	$24,528	$3,897	$7,343	$5,225	$8,063
Benefit plan commitments	4,500	300	600	600	3,000
Contractual maturities of time deposits	2,831,762	2,047,297	644,955	139,434	76
Subordinated notes	110,000	—	—	—	110,000
Interest on subordinated notes	84,144	6,738	13,475	13,475	50,456
Loan commitments	1,955,826	1,532,806	108,852	85,443	228,725
FHLB long-term advances	180,000	—	180,000	—	—
Interest on FHLB long-term advances	3,119	2,379	740	—	—
Senior notes	88,250	—	88,250	—	—
Interest on senior notes	9,262	5,188	4,074	—	—
Other commitments (1)	5,310	—	5,310	—	—
Standby letters of credit	40,223	32,353	685	7,140	45
Total	$5,336,924	$3,630,958	$1,054,284	$251,317	$400,365

(1)	Represents a commitment expiring in approximately three years that is subject to unscheduled requests for payment.
NEW ACCOUNTING PRONOUNCEMENTS
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION”.

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
Through the use of income simulation modeling, we have estimated the net interest income for the year ending December 31, 2017, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2016. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2017, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	1.0%
Up 2%	4.1%
Up 1%	3.7%
Down 1%	(5.2)%
The net changes in net interest income in all scenarios are within Customers Bank’s interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment.  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2016, resulting from shocks to interest rates.

The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2016, resulting from the referenced shocks to interest rates.

Rate Shocks	From base
Up 3%	(24.6)%
Up 2%	(14.2)%
Up 1%	(5.9)%
Down 1%	2.3%
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016 that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed rate loans, and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2016
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
	(dollars in thousands)
Assets
Interest earning deposits and federal funds sold	$227,224	$—	$—	$—	$—	$—	$227,224
Investment securities	15,937	15,395	29,296	105,435	81,138	226,932	474,133
Loans (a)	3,527,715	134,487	299,878	1,894,080	2,212,847	160,179	8,229,186
Other interest-earning assets	—	—	71,763	—	—	—	71,763
Total interest-earning assets	3,770,876	149,882	400,937	1,999,515	2,293,985	387,111	9,002,306
Non interest-earning assets	—	—	—	—	—	327,064	327,064
Total assets	3,770,876	149,882	400,937	1,999,515	2,293,985	714,175	$9,329,370
Liabilities
Other interest-bearing deposits	$370,796	$165,371	$305,690	$946,163	$503,588	$1,220,342	$3,511,950
Time deposits	483,733	763,392	803,079	646,483	135,075	—	2,831,762
Other borrowings	591,800	100,000	80,000	180,000	—	—	951,800
Subordinated debt	—	—	—	—	—	108,783	108,783
Total interest-bearing liabilities	1,446,329	1,028,763	1,188,769	1,772,646	638,663	1,329,125	7,404,295
Non-interest-bearing liabilities	35,079	33,682	63,395	397,939	97,387	429,051	1,056,533
Shareholders’ equity	—	—	—	—	—	868,542	868,542
Total liabilities and shareholders’ equity	1,481,408	1,062,445	1,252,164	2,170,585	736,050	2,626,718	$9,329,370
Interest sensitivity gap	$2,289,468	$(912,563)	$(851,227)	$(171,070)	$1,557,935	$(1,912,543)
Cumulative interest sensitivity gap		$1,376,905	$525,678	$354,608	$1,912,543	$—
Cumulative interest sensitivity gap to total assets	24.5%	14.8%	5.6%	3.8%	20.5%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	260.7%	158.4%	118.0%	116.3%	141.8%	121.6%

(a)	Including loans held for sale
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

Financial Statements for the three years ended
December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Customers Bancorp, Inc.
Wyomissing, Pennsylvania
We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Customers Bancorp, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 8, 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Customers Bancorp, Inc.
Wyomissing, Pennsylvania
We have audited Customers Bancorp, Inc. and Subsidiaries’ (the “Bancorp”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.
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
In our opinion, Customers Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Customers Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2016, and our report dated March 8, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 8, 2017

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$17,485	$53,550
Interest earning deposits	227,224	211,043
Cash and cash equivalents	244,709	264,593
Investment securities available for sale, at fair value	493,474	560,253
Loans held for sale (includes $2,117,510 and $1,757,807 respectively at fair value)	2,117,510	1,797,064
Loans receivable	6,142,390	5,452,895
Allowance for loan losses	(37,315)	(35,647)
Total loans receivable, net of allowance for loan losses	6,105,075	5,417,248
FHLB, Federal Reserve Bank, and other restricted stock	68,408	90,841
Accrued interest receivable	23,690	19,939
Bank premises and equipment, net	12,259	11,146
Bank-owned life insurance	161,494	157,211
Other real estate owned	3,108	5,057
Goodwill and other intangibles	3,639	3,651
Assets held for sale	79,271	2,680
Other assets	70,099	68,522
Total assets	$9,382,736	$8,398,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$512,664	$408,874
Interest bearing	6,334,316	5,253,559
Total deposits	6,846,980	5,662,433
Federal funds purchased	83,000	70,000
FHLB advances	868,800	1,625,300
Other borrowings	87,123	86,457
Subordinated debt	108,783	108,685
Liabilities held for sale	484,797	247,139
Accrued interest payable and other liabilities	47,381	44,289
Total liabilities	8,526,864	7,844,303
Commitments and contingencies (NOTES 18 and 22)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 and 2,300,000 shares issued and outstanding as of December 31, 2016 and 2015	217,471	55,569
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 30,820,177 and 27,432,061 shares issued as of December 31, 2016 and 2015; 30,289,917 and 26,901,801 shares outstanding as of December 31, 2016 and 2015	30,820	27,432
Additional paid in capital	427,008	362,607
Retained earnings	193,698	124,511
Accumulated other comprehensive loss, net	(4,892)	(7,984)
Treasury stock, at cost (530,260 shares as of December 31, 2016 and 2015)	(8,233)	(8,233)
Total shareholders’ equity	855,872	553,902
Total liabilities and shareholders’ equity	$9,382,736	$8,398,205
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Interest income:
Loans receivable, including fees	$233,349	$182,280	$146,388
Loans held for sale	69,469	51,553	30,801
Investment securities	14,293	10,405	10,386
Other	5,428	5,612	2,852
Total interest income	322,539	249,850	190,427
Interest expense:
Deposits	48,249	33,973	24,454
Other borrowings	6,438	6,096	5,342
FHLB advances	11,597	6,743	5,194
Subordinated debt	6,739	6,739	3,514
Total interest expense	73,023	53,551	38,504
Net interest income	249,516	196,299	151,923
Provision for loan losses	2,345	20,566	14,747
Net interest income after provision for loan losses	247,171	175,733	137,176
Non-interest income:
Mortgage warehouse transactional fees	11,547	10,394	8,233
Bank-owned life insurance	4,736	7,006	3,702
Gains on sales of loans	3,685	4,047	3,125
Deposit fees	1,140	943	801
Mortgage loan and banking income	969	741	2,048
Interchange and card revenue	620	536	532
Gain (loss) on sale of investment securities	25	(85)	3,191
Impairment loss on investment securities	(7,262)	—	—
Other	7,705	3,990	3,494
Total non-interest income	23,165	27,572	25,126
Non-interest expense:
Salaries and employee benefits	67,877	56,341	46,083
Technology, communication and bank operations	12,888	9,379	8,466
FDIC assessments, taxes, and regulatory fees	12,568	10,110	11,116
Professional services	11,017	9,386	7,218
Occupancy	9,846	8,467	8,063
Loan workout	2,063	1,127	1,706
Other real estate owned	1,953	2,516	3,601
Advertising and promotion	576	697	1,180
Other	12,429	9,545	9,355
Total non-interest expense	131,217	107,568	96,788
Income from continuing operations before income tax expense	139,119	95,737	65,514
Income tax expense	51,412	32,664	20,982
Net income from continuing operations	87,707	63,073	44,532
Loss from discontinued operations before tax expense	(14,524)	(7,242)	(2,126)
Income tax benefit from discontinued operations	(5,519)	(2,752)	(808)
Net loss from discontinued operations	(9,005)	(4,490)	(1,318)
Net income	78,702	58,583	43,214
Preferred stock dividend	9,515	2,493	—
Net income available to common shareholders	$69,187	$56,090	$43,214
Basic earnings per common share from continuing operations	$2.83	$2.26	$1.67
Basic earnings per common share	$2.51	$2.09	$1.62
Diluted earnings per common share from continuing operations	$2.61	$2.11	$1.59
Diluted earnings per common share	$2.31	$1.96	$1.55
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income from continuing operations	$87,707	$63,073	$44,532
Net loss from discontinued operations	(9,005)	(4,490)	(1,318)
Net income	78,702	58,583	43,214
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on securities arising during the period	(3,335)	(10,140)	17,437
Income tax effect	1,317	3,759	(6,103)
Reclassification adjustments for losses (gains) on securities included in net income	7,237	85	(3,191)
Income tax effect	(2,714)	(32)	1,117
Net unrealized gains (losses) on available-for-sale securities	2,505	(6,328)	9,260
Unrealized losses on cash flow hedges:
Unrealized losses arising during the period	(1,093)	(2,532)	(1,945)
Income tax effect	464	998	681
Reclassification adjustment for losses included in net income	1,946	—	—
Income tax effect	(730)	—	—
Net unrealized losses on cash flow hedges	587	(1,534)	(1,264)
Other comprehensive income (loss), net of income tax effect	3,092	(7,862)	7,996
Comprehensive income	$81,794	$50,721	$51,210
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2013	—	$—	24,224,151	$24,756	$307,231	$71,008	$(8,118)	$(8,254)	$386,623
Net income from continuing operations	—	—	—	—	—	44,532	—	—	44,532
Net loss from discontinued operations	—	—	—	—	—	(1,318)	—	—	(1,318)
Other comprehensive income	—	—	—	—	—	—	7,996	—	7,996
Stock dividend	—	—	2,429,375	2,429	43,364	(45,801)	—	—	(8)
Share-based compensation expense	—	—	—	—	4,209	—	—	—	4,209
Exercise of warrants	—	—	546	1	5	—	—	—	6
Issuance of common stock under share-based-compensation arrangements	—	—	91,457	92	1,013	—	—	—	1,105
Balance, December 31, 2014	—	—	26,745,529	27,278	355,822	68,421	(122)	(8,254)	443,145
Net income from continuing operations	—	—	—	—	—	63,073	—	—	63,073
Net loss from discontinued operations	—	—	—	—	—	(4,490)	—	—	(4,490)
Other comprehensive loss	—	—	—	—	—	—	(7,862)	—	(7,862)
Issuance of preferred stock, net of offering costs of $1,931	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividends	—	—	—	—	—	(2,493)	—	—	(2,493)
Share-based compensation expense	—	—	—	—	4,862	—	—	—	4,862
Exercise of warrants	—	—	7,611	8	90	—	—	—	98
Issuance of common stock under share-based-compensation arrangements	—	—	148,661	146	1,833	—	—	21	2,000
Balance, December 31, 2015	2,300,000	55,569	26,901,801	27,432	362,607	124,511	(7,984)	(8,233)	553,902
Net income from continuing operations	—	—	—	—	—	87,707	—	—	87,707
Net loss from discontinued operations	—	—	—	—	—	(9,005)	—	—	(9,005)
Other comprehensive income	—	—	—	—	—	—	3,092	—	3,092
Issuance of common stock, net of offering costs of $2,238			2,641,677	2,642	61,389				64,031
Issuance of preferred stock, net of offering costs of $5,598	6,700,000	161,902	—	—	—	—	—	—	161,902
Preferred stock dividends	—	—	—	—	—	(9,515)	—	—	(9,515)
Share-based compensation expense	—	—	—	—	6,189	—	—	—	6,189
Exercise of warrants	—	—	345,414	345	1,186	—	—	—	1,531
Issuance of common stock under share-based-compensation arrangements	—	—	401,025	401	(4,363)	—	—	—	(3,962)
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$87,707	$63,073	$44,532
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Provision for loan losses, net of change to FDIC receivable and clawback liability	2,345	20,566	14,747
Provision for depreciation and amortization	3,569	3,641	3,583
Share-based compensation expense	6,492	5,547	5,237
Deferred taxes	(2,579)	(10,092)	(6,187)
Net amortization of investment securities premiums and discounts	891	858	821
Loss (gain) on sale of investment securities	7,237	85	(3,191)
Gain on sale of mortgages and other loans	(3,685)	(4,479)	(5,344)
Origination of loans held for sale	(36,130,924)	(29,925,763)	(18,138,339)
Proceeds from the sale of loans held for sale	35,772,081	29,504,104	17,553,196
Increase in FDIC loss sharing receivable net of clawback liability	255	(2,430)	(2,409)
Amortization (accretion) of fair value discounts	405	832	(273)
Net loss on sales of other real estate owned	130	761	966
Valuation and other adjustments to other real estate owned, net of FDIC receivable	1,473	992	1,979
Earnings on investment in bank-owned life insurance	(4,736)	(7,006)	(3,702)
Increase in accrued interest receivable and other assets	(9,982)	(12,021)	(15,210)
Increase in accrued interest payable and other liabilities	6,278	8,635	9,606
Net Cash Used in Operating Activities of Continuing Operations	(263,043)	(352,697)	(539,988)
Cash Flows from Investing Activities of Continuing Operations
Purchases of investment securities available for sale	(5,000)	(231,703)	(164,940)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	64,701	76,331	49,195
Proceeds from sales of investment securities available for sale	2,852	806	213,249
Net increase in loans	(783,290)	(1,341,348)	(1,814,317)
Purchase of loan portfolios	—	—	(309,927)
Proceeds from sale of loans held for investment	133,104	248,060	162,724
Net purchases of bank-owned life insurance	—	(15,000)	(30,465)
Proceeds from bank-owned life insurance	619	3,384	—
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	22,433	(8,839)	(39,578)
(Payments to) reimbursements from the FDIC on loss sharing agreements	(2,049)	3,917	5,446
Purchases of bank premises and equipment	(5,117)	(1,836)	(1,270)
Proceeds from sales of other real estate owned	1,051	8,890	7,991
Net Cash Used in Investing Activities of Continuing Operations	(570,696)	(1,257,338)	(1,921,892)
Cash Flows from Financing Activities of Continuing Operations
Net increase in deposits	1,184,549	1,366,239	1,573,167
Net (decrease) increase in short-term borrowed funds from the FHLB	(831,500)	(17,700)	633,500
Net increase in federal funds purchased	13,000	70,000	—
Proceeds from long-term FHLB borrowings	75,000	25,000	265,000
Proceeds from issuance of long-term debt, net	—	—	133,142
Repayment of subordinated debt	—	—	(2,000)
Net proceeds from issuance of preferred stock	161,902	55,569	—
Preferred stock dividends paid	(9,051)	(2,314)	—
Exercise and redemption of warrants	1,532	98	6
Purchase of treasury stock	—	—	—
Net proceeds from issuance of common stock	65,088	806	77
Net Cash Provided by Financing Activities of Continuing Operations	660,520	1,497,698	2,602,892
Net (Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(173,219)	(112,337)	141,012
Discontinued Operations:
Net cash used in operating activities	(27,419)	(3,951)	(2,510)
Net cash used in investing activities	(28,973)	(888)	(28)
Net cash provided by financing activities	209,727	10,746	(519)
Net cash flows provided by (Used In) discontinued operations	153,335	5,907	(3,057)
Net (Decrease) Increase in Cash and Cash Equivalents	(19,884)	(106,430)	137,955
Cash and Cash Equivalents – Beginning	264,593	371,023	233,068
Cash and Cash Equivalents – Ending	$244,709	$264,593	$371,023
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Supplementary Cash Flow Information
Interest paid	$71,216	$51,313	$37,580
Income taxes paid	57,251	38,734	29,843
Non-cash Items:
Transfer of loans to other real estate owned	$703	$3,467	$14,042
Transfer of loans from held for investment to held for sale	—	—	164,681
Transfer of loans from held for sale to held for investment	25,118	30,365	18,826
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
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. The combination of the BankMobile technology software platform with the OneAccount Student Checking and Refund Management Disbursement Services business (the "Disbursement business") acquired from Higher One Holdings, Inc. and Higher One, Inc. (together, "Higher One") propelled BankMobile to one of the largest mobile banking services in the United States by number of customers. Customers has announced its intent to sell BankMobile and anticipates the sale to close in 2017. Accordingly, BankMobile has been classified as "held for sale" on the consolidated balance sheets and BankMobile's operating results and associated cash flows have been presented as discontinued operations in the consolidated financial statements, see NOTE 3 - DISCONTINUED OPERATIONS.
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

The transaction contemplates aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers is $37 million in cash, with the payments to be made as follows: (i) 17 million in cash paid upon the closing of the acquisition, (ii) $10 million in cash to be paid upon the first anniversary of the closing and (iii) $10 million in cash to be paid upon the second anniversary of the closing. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One will provide certain transition services to Customers through June 30, 2017. As consideration for these services, Customers will pay Higher One an additional $5 million in cash. Customers also will be required to make additional payments to Higher One if, during the three years following the closing, revenues from the Disbursement business exceed $75 million in a year. The possible payment will be equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of December 31, 2016, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. The escrow account with $20.0 million in aggregate restricted cash and the corresponding obligation to pay Higher One pursuant to the terms of the Purchase Agreement have been assigned to BankMobile and are presented in "Assets held for sale" and "Liabilities held for sale" on the December 31, 2016 consolidated balance sheets. For more information regarding Customers' plans for BankMobile and the presentation of BankMobile within the consolidated financial statements, see NOTE 3 - DISCONTINUED OPERATIONS.

The following table presents the fair values of the assets acquired and liabilities assumed as of the June 15, 2016 acquisition date of the Disbursement business:

	June 15, 2016
(amounts in thousands)	Preliminary	Adjusted
Fair value of assets acquired:
Developed software	$27,400	$27,400
Other intangible assets	9,300	9,300
Accounts receivable	2,784	2,784
Prepaid expenses	1,180	418
Fixed assets, net	229	229
Total assets acquired	40,893	40,131

Fair value of liabilities assumed:
Other liabilities	5,531	5,735
Deferred revenue	2,655	2,655
Total liabilities assumed	8,186	8,390

Net assets acquired	$32,707	$31,741

Transaction cash consideration (1)	$37,000	$37,000

Goodwill recognized	$4,293	$5,259

(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing, which has been placed into an escrow account with a third party (aggregate amount of $20 million).

The assets acquired and liabilities assumed were initially presented at their estimated fair values based on a preliminary allocation of the purchase price. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that were highly subjective and subject to change. The fair value estimates were considered preliminary and subject to change for up to one year after the closing date of the acquisition as additional information became available. Based on a preliminary purchase price allocation, Customers recorded $4.3 million in goodwill as a result of the acquisition. At December 31, 2016, Customers recorded adjustments to the estimated fair values of prepaid expenses and other liabilities, which resulted in a $1.0 million increase in goodwill. The adjusted amount of goodwill of $5.3 million reflects the excess purchase price over the estimated fair value of the net assets acquired. The goodwill recorded is deductible for tax purposes. Customers does not anticipate any additional adjustments to the purchase price allocation.

The fair value for the developed software was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology giving consideration to potential obsolescence. The developed software was being amortized over ten years based on the estimated economic benefits received. The fair values for the other intangible assets represent the value of existing student and university relationships and a non-compete agreement with Higher One based on estimated retention rates and discounted cash flows. Other intangible assets were being amortized over an estimated life ranging from four to twenty years. Because BankMobile has been classified as held for sale at December 31, 2016, these assets are reported at the lower of cost or market on the consolidated balance sheet and are no longer being amortized. At December 31, 2016, Customers estimated the fair values of these assets to be higher than their amortized cost basis. Accordingly, a lower of cost or fair value adjustment was not recorded in fourth quarter 2016.

In connection with the Disbursement business acquisition, Customers incurred acquisition related expenses of $1.2 million for the year ended December 31, 2016, related predominantly to professional services. These expenses are presented in "Net loss from discontinued operations" on the consolidated statements of income.

NOTE 3 – DISCONTINUED OPERATIONS

In the third quarter 2016, Customers announced its intent to sell BankMobile and anticipates a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at December 31, 2016, the assets and liabilities of BankMobile have been presented as "Assets held for sale" and "Liabilities held for sale" on the consolidated balance sheets at December 31, 2016 and 2015. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. BankMobile will continue to be presented as "Discontinued operations" until completion of the sale or at such time that BankMobile no longer meets the held-for-sale criteria.

The following summarized financial information related to BankMobile has been segregated from continuing operations and reported as discontinued operations for the periods presented. The amounts presented below exclude the effect of internal allocations made by management when assessing the performance of the BankMobile operating segment. For more information on the BankMobile operating segment, see NOTE 25 - BUSINESS SEGMENTS.

	For the Years Ended December 31,
(amounts in thousands)	2016	2015	2014
Discontinued operations:
Interest income	$—	$—	$—
Interest expense	19	9	—
Net interest income	(19)	(9)	—
Provision for loan losses	696	—	—
Non-interest income	33,205	145	—
Non-interest expense	47,014	7,378	2,126
Loss from discontinued operations before income tax benefit	(14,524)	(7,242)	(2,126)
Income tax benefit	(5,519)	(2,752)	(808)
Net loss from discontinued operations	$(9,005)	$(4,490)	$(1,318)

The assets and liabilities held for sale on the consolidated balance sheets as of December 31, 2016 and 2015 were as follows:

	December 31,
(amounts in thousands)	2016	2015
ASSETS
Restricted cash (1)	$20,000	$—
Loans receivable	12,248	584
Bank premises and equipment, net	510	385
Goodwill and other intangibles	13,982	—
Other assets	32,531	1,711
Assets held for sale	$79,271	$2,680
LIABILITIES
Deposits:
Demand, non-interest bearing	$453,394	$244,805
Interest bearing	3,401	2,263
Total deposits	456,795	247,068
Accrued expenses and other liabilities (1)	28,002	71
Liabilities held for sale	$484,797	$247,139

(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing, which has been placed into an escrow account with a third party (aggregate amount of $20 million).

At December 31, 2016, Customers anticipates that cash, securities or loans (or a combination thereof) with a market value equal to the amount of BankMobile deposits outstanding at the time the anticipated sale closes will be included in the net assets transferred pursuant to the terms of the contemplated purchase and sale agreement.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and reporting policies of Customers Bancorp, Inc. and subsidiaries are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchased-credit-impaired loans, valuation of deferred tax assets, other-than-temporary impairment losses on securities, fair values of financial instruments, and annual goodwill and intangible asset impairment analysis. Certain amounts reported in the 2015 and 2014 financial statements have been reclassified to conform to the 2016 presentation.
In the third quarter 2016, Customers announced its intent to sell BankMobile and expects a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at December 31, 2016, the assets and liabilities of BankMobile have been presented as "Assets held for sale" and "Liabilities held for sale" on the consolidated balance sheets at December 31, 2016 and 2015. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.
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
Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2016 and 2015, these reserve balances were $149.3 million and $73.2 million, respectively.
In connection with the acquisition of the Disbursement business from Higher One, Customers placed $20 million in an escrow account with a third party to be paid to Higher One upon each of the first and second anniversary of the transaction closing. This cash is restricted in use and is reported in "Assets held for sale" on the consolidated balance sheets as of December 31, 2016. For more information, see NOTE 3 - DISCONTINUED OPERATIONS.
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with Accountings Standards Codification ("ASC") 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values as of the date of acquisition, and are recognized separately from goodwill. Results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition.

Investment Securities
Customers acquires securities, largely mortgage-backed securities, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Securities are classified at the time of acquisition as available for sale, held to maturity, or trading, and their classification determines the accounting as follows:
Available for sale: Investment securities classified as available for sale are those debt and equity securities that Customers intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded at the trade date. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
Held to maturity: Investment securities classified as held to maturity are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. There were no securities classified as held to maturity as of December 31, 2016 and 2015.
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
If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the consolidated statements of income equal to the full amount of the decline in fair value below the amortized cost basis. If neither of these circumstances applies to a security, but Customers does not expect to recover the entire amortized cost basis, an other-than-temporary impairment has occurred that must be separated into two categories for debt securities: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
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
Loans originated or acquired by the Bank with the intent to sell for which fair value accounting is elected are reported at fair value,with changes in fair value recognized in earnings in the period they occur. Upon sale, any difference between the proceeds received and the carrying amount of the loan is recognized in earnings. No fees or costs related to such loans are deferred, so they do not affect the gain or loss calculation at the time of sale.
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
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is well secured. When a loan is placed on non-accrual status, unpaid accrued interest previously credited to income is reversed. Interest received on non-accrual loans is applied against principal until all principal has been recovered. Thereafter, payments are recognized as interest income until all unpaid amounts have been received. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a minimum of six months and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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
Loans that are purchased that have evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected
For purchases of this loan type, evidence of deteriorated credit quality may include past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages.
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
Loans Receivable Covered Under Loss Sharing Agreements
On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and cash receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements are no longer reported as covered assets as of June 30, 2016.

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
The Bank’s loan groups include multi-family, commercial and industrial, owner and non-owner occupied commercial real estate, construction, residential real estate, manufactured housing, consumer, and PCI loans. The Bank further disaggregates its residential real estate portfolio into two classes based upon certain risk characteristics: first mortgage loans and home equity loans and lines of credit. The remaining loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segregated.
The total allowance for loan losses consists of an allowance for impaired loans, a general allowance for losses, and may also include residual non-specific reserve amounts. The allowance for loan losses is maintained at a level considered adequate to provide for losses that are estimated to have been incurred. Management performs a quarterly assessment of the adequacy of the allowance for loan losses, which is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, peer and industry data, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The Bank’s current methodology for determining the allowance for loan losses is based on historical loss rates, peer and industry data, current economic conditions, risk ratings, specific allocations on loans identified as impaired, and other qualitative adjustments as considered appropriate.
The impaired loan component of the allowance for loan losses generally relates to loans for which it is probable that the Bank will be unable to collect all contractual principal and interest due. Customers analyzes certain loans in its portfolio for impairment in accordance with ASC 310-10-35. Customers' impaired loans generally include loans that have been (i) placed on non-accrual, (ii) restructured in a troubled debt restructuring, regardless of their payment status, and (iii) charged-off to their net realizable value. For such loans, an allowance is established when the (i) discounted cash flows, (ii) collateral value, or (iii) the impaired loan value is lower than the carrying value of the loan.
The general component of the allowance for loan losses covers groups of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon industry, peer or Customers' historical loss rates for each of these groups of loans. After determining the appropriate historical loss rate for each group of loans, management considers current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. The overall effect of these factors is recorded as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to the loan group. The qualitative factors that management generally considers include the following:

•	National, regional, and local economic and business conditions, including review of changes in the unemployment rate;

•	Volume and severity of past due loans and classified loans;

•	Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices;

•	Nature and volume of the portfolio, including lending concentrations;

•	Risk ratings;

•	Changes in the values of collateral for collateral dependent loans;

•	Experience, ability, and depth of lending management and staff; and

•	Other external factors, such as changes in the legal, regulatory or competitive environment.

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
Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans rely on the value associated with the project upon completion. These cost and valuation amounts used are estimates and may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by onsite inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.
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
Charge-offs on commercial and industrial, construction, multi-family and commercial real estate loans are recorded when management estimates that there are insufficient cash flows to repay the contractual loan obligation based upon financial information available and valuation of the underlying collateral.  Shortfalls in the underlying collateral value for loans determined to be collateral dependent are charged-off immediately.

The Bank also takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with an impaired loan. Accordingly, the Bank may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Bank may carry a loan at a value that is in excess of the appraised value in certain circumstances, such as when the Bank has a guarantee from a borrower that the Bank believes has realizable value. In evaluating the strength of any guarantee, the Bank evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Bank. The Bank then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
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
Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate, residential real estate and construction loans are each assigned a numerical rating of risk based on an internal risk rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Consumer and manufactured housing loans are evaluated primarily based on the payment activity of the loan. Risk ratings are not established for home equity loans, consumer loans, manufactured housing loans, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality factor ratings refer to NOTE 9 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES.
Impaired Loans
A loan is generally considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Customers' impaired loans generally include loans that have been (i) placed on non-accrual, (ii) restructured in a troubled debt restructuring, regardless of their payment status, and (iii) charged-off to their net realizable value. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
Impairment is generally measured on a loan by loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Bank's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as customer and university relationship intangibles and non-compete agreements, are amortized over their estimated useful lives and are subject to impairment testing. Goodwill and other intangible assets recognized as part of the Disbursement business acquisition were based on a preliminary allocation of the purchase price. In fourth quarter 2016, Customers recorded adjustments to the estimated fair values of the net assets acquired, which resulted in a $1.0 million increase in goodwill. For more information regarding the net assets acquired and goodwill recorded upon acquisition of the Disbursement business, see NOTE 2 - ACQUISITION ACTIVITY.
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment of goodwill is a condition that exists when the carrying amount exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed.
Intangible assets subject to amortization are reviewed for impairment under ASC 360 which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance and other trends specific to the banking industry. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2016 and 2015, goodwill and other intangible assets totaled $3.6 million and $3.7 million, respectively, from continuing operations. Goodwill and other intangible assets acquired as part of the Disbursement business acquisition of $14.0 million have been subsequently reclassified and are presented in "Assets held for sale" on the consolidated balance sheets at December 31, 2016.
FHLB, Federal Reserve Bank, and other restricted stock
FHLB, Federal Reserve Bank, and other restricted stock represents required investment in the capital stock of the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank and Atlantic Central Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2016 and 2015 was $68.4 million and $90.8 million, respectively, which included $51.3 million and $78.9 million, respectively, of FHLB stock.
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
FDIC Loss Sharing Receivable and Clawback Liability
The FDIC loss sharing receivable was measured separately from the related covered assets because it was not contractually embedded in the assets and was not transferable if the assets were sold. The FDIC loss sharing receivable was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreements. The difference between the present value and the undiscounted cash flows the Bank expected to collect from the FDIC was accreted into interest income over the life of the FDIC loss sharing receivable.

The FDIC loss sharing receivable was reviewed quarterly and adjusted for changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments were measured on the same basis as the related covered assets. Increases in estimated cash flows on the covered assets reduced the FDIC loss sharing receivable and decreases in estimated cash flows on the covered assets increased the FDIC loss sharing receivable. Increases to the FDIC loss sharing receivable resulting from reduced cash flow estimates on the covered loans were recorded as a reduction to the provision for loan losses and decreases to the FDIC loss sharing receivable were recorded either as an increase to the provision for loan losses (to the extent an increase in the FDIC receivable balance was previously recorded as a reduction to the provision for loan losses) or recognized over the life of the loss share agreements. Decreases in the valuations of covered other real estate owned were recorded net of the FDIC receivable balance as an increase to other real estate owned expense (a component of non-interest expense).
The FDIC loss sharing receivable balance was reduced through a charge to the provision for loan losses, with no offsetting reduction to the allowance for loan losses, as the period to submit losses under the FDIC loss sharing agreements approached expiration and the estimated losses in the covered loans had not yet emerged or been realized in a final disposition event. The period to submit losses under the FDIC loss sharing agreements for non-single family loans expired in third quarter 2015. The period to submit losses under the FDIC loss sharing agreements for single family loans was set to expire in third quarter 2017. The final maturity of the FDIC loss sharing agreements was scheduled for third quarter 2020.

As part of the FDIC loss sharing agreements, the Bank also assumed a potential liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that was contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions. Due to cash received on the covered assets in excess of the original expectations of the FDIC, the Bank anticipated that it would be required to pay the FDIC at the end of its loss sharing agreements.

On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and cash receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements were no longer reported as covered assets as of June 30, 2016.

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
Share-Based Compensation
Customers has four active share-based compensation plans. Share-based compensation accounting guidance requires that the compensation cost relating to share-based-payment transactions be recognized in earnings. The cost is measured based on the grant-date fair value of the equity instruments issued. The Black-Scholes model is used to estimate the fair value of stock options, while the closing market price of Customers’ common stock at the date of grant is generally used for restricted stock awards.
Compensation cost for all share-based awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For performance based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers' accounting policy election is to recognize forfeitures as they occur.
In 2014, the shareholders of Customers Bancorp approved an employee stock purchase plan. Because the purchase price under the plan is 85% of (a 15% discount to the market price) the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense.
Segment Information

In connection with the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016, Customers' chief operating decision makers, our Chief Executive Officer and Board of Directors, began allocating resources and assessing performance for two distinct business segments, "Community Business Banking" and "BankMobile." The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island and New Hampshire through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. The BankMobile segment provides state of the art high tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Prior to third quarter 2016, Customers operated in one business segment, “Community Banking.” Additional information regarding reportable segments can be found in NOTE 25 - BUSINESS SEGMENTS.

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
Prior to first quarter 2014, none of Customers' financial derivatives were designated in qualifying hedge relationships in accordance with the applicable accounting guidance. As such, all changes in fair value of the financial derivatives were recognized directly in earnings. In March 2014, Customers entered into a $150.0 million notional balance forward starting pay fixed interest rate swap to hedge the variable cash flows associated with the forecasted issuance of debt. In December 2016, Customers entered into three additional pay fixed interest rate swaps totaling $175.0 million notional balance to hedge the variable cash flows associated with the forecasted issuance of debt. Customers documented and designated these interest rate swaps as cash flow hedges. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. As of December 31, 2016, Customers had four financial derivatives designated in qualifying hedge relationships with a current notional balance of $325.0 million.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings. At December 31, 2016, Customers had an outstanding notional balance of credit derivatives of $44.9 million.
In accordance with the FASB’s fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Comprehensive Income
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income. Unrealized gains and losses on securities available for sale include a component for unrealized changes in foreign currency exchange rates relating to Customers’ investment in certain foreign equity securities. Other comprehensive income also includes the effective portion of changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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
Recently Issued Accounting Standards and Updates
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, FASB eliminated Step 2 from the goodwill impairment test. Namely, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Customers does not expect the adoption of this ASU to have a significant impact on its financial statements and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. Under current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a criterion to determine when a set is not a business. The criterion requires that a set not be deemed to be a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets. This criterion reduces the number of transactions that need to be further evaluated. If the criterion is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Customers does not expect the adoption of this ASU to have a significant impact on its financial statements and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Customers does not expect the adoption to this ASU to have a significant impact on its financial statements and results of operations.

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control. The amendments in this ASU do not change the characteristics of a primary beneficiary under current guidance. Namely, that a primary beneficiary of a Variable Interest Entity (VIE) has: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If a reporting entity satisfies the first characteristic, (i.e. it is the single decision maker of a VIE), the amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. Therefore, under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.

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

The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Customers' adoption of this ASU in first quarter 2017 did not have a significant impact on its financial statements and results of operations.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of this ASU are intellectual property and property, plant, and equipment. Intra-entity transfers of inventory will continue to follow existing US GAAP. The amendments in this ASU do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. Customers is currently evaluating the impact of this ASU on its financial condition, results of operations and consolidated financial statements.

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

6.
A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a non-cash activity, and cash received from beneficial interests will be classified in investing activities.

7.	Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look-through approach as an accounting policy election.
The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Customers is currently evaluating the impact of this ASU and does not expect this ASU to have a material impact on the presentation of its statement of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. The ASU also requires new disclosures for financial assets measured at amortized cost, loans, and available for sale debt securities. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Customers is currently evaluating the impact of this ASU, initiating implementation efforts across the company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. The adoption of this ASU could have a material impact on Customers' financial condition, results of operations and consolidated financial statements. The extent of the impact upon adoption will likely depend on the characteristics of Customers loan portfolio and economic conditions at that date.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas for simplification apply only to non-public entities. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In addition, the amendments in this ASU eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. In fourth quarter 2016, Customers elected to early-adopt this ASU and has retroactively applied the guidance effective as of January 1, 2016. As a result of the early adoption, Customers recognized excess tax benefits as a reduction of income tax expense of $4.1 million for the year ended December 31, 2016, which would have been recognized as an increase in additional paid in capital prior to the adoption. The adoption of the ASU resulted in an increase in weighted average diluted shares of 559,209 for the year ended December 31, 2016 as excess tax benefits are no longer included in assumed proceeds when determining diluted shares outstanding under the treasury method. Customers adopted the amendments to presentation requirements for the statement of cash flows on a prospective basis and the impact of adopting these amendments was not material.
The following tables provide a summary of the quarterly impact of the adoption of ASU 2016-09 on current and previously reported financial statements and results of operations:

	Quarter ended September 30, 2016		Quarter ended June 30, 2016		Quarter ended March 31, 2016
(amounts in thousands, except share and per share amounts)	As Previously Reported	As Reported Under New Guidance	As Previously Reported	As Reported Under New Guidance	As Previously Reported	As Reported Under New Guidance
Statement of income
Provision for income taxes	$14,576	$14,558	$13,016	$12,964	$9,537	$9,051
Net income	21,189	21,207	19,430	19,483	17,699	18,184
Net income available to common shareholders	18,637	18,655	17,368	17,421	16,413	16,898
Basic earnings per share	$0.68	$0.68	$0.64	$0.64	$0.61	$0.63
Diluted earnings per share	$0.64	$0.63	$0.60	$0.59	$0.57	$0.58
Weighted-average number of common shares - diluted	29,149,734	29,697,207	28,971,040	29,504,329	28,783,101	29,271,255

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures. To simplify the accounting for equity method investments, the amendments in the ASU eliminate the requirement in Topic 323, Investments - Equity Method and Joint Venture, that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU in first quarter 2017did not have a significant impact on Customers' financial condition or results of operations.
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
The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU in first quarter 2017 did not have a significant impact on Customers' financial condition or results of operations.
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU in first quarter 2017 did not have a significant impact on Customers' financial condition or results of operations.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Customers is currently evaluating the impact of this ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments disclosed in NOTE 10 - BANK PREMISES AND EQUIPMENT based on the present value of unpaid lease payments as of the date of adoption.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes. The amendments in this ASU, which will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS), require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU were effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this ASU in first quarter 2017 did not have a significant impact on Customers' financial condition or results of operations.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the guidance in this ASU eliminates the requirement to retrospectively account for those adjustments and requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in this ASU was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustment to provisional amounts that occur after the effective date of this ASU. The adoption of this ASU in first quarter 2016 did not have a significant impact on Customers' financial condition or results of operations.
In April 2015 and August 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The guidance in these ASUs is intended to simplify the presentation of debt issuance costs, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and is applicable on a retrospective basis. The guidance in these ASUs was effective for interim and annual periods beginning after December 15, 2015. The adoption of these ASUs on January 1, 2016 resulted in a reclassification adjustment, which reduced "Other borrowings" by $1.8 million and "Subordinated debt" by $1.3 million, with a corresponding decrease in "Other assets" of $3.1 million as of December 31, 2015.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The guidance in this ASU affects reporting entities that must determine whether they should consolidate certain legal entities. This ASU modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU in first quarter 2016 did not have an impact on Customers' financial condition or results of operations.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The guidance in this ASU was issued as part of the FASB's initiative to reduce complexity in accounting standards and eliminates from GAAP the concept of extraordinary items. The guidance in this update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of this ASU in first quarter 2016 did not have an impact on Customers' financial condition or results of operations.
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging: Determining Whether the Host contract in a Hybrid Financial Instrument in the Form of a Share is More Akin to Debt or to Equity. The guidance in this ASU requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from a host contract and account for the feature as a derivative. In the case of derivatives embedded in a hybrid financial instrument that is issued in the form of a share, that criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria in Subtopic 815-15 are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU in first quarter 2016 did not have an impact on Customers' financial condition or results of operations.

In August 2014, the FASB issued ASU No. 2014-13, Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance in this ASU applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance in this ASU was effective in first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU was effective in first quarter 2016. The adoption of this ASU did not have an impact on Customers' financial condition or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries following U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.
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
The guidance in the revenue recognition ASUs listed above is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Customers is currently evaluating the impact of the various revenue recognition ASUs. The guidance does not apply to revenue associated with financial instruments, including loans and securities. Customers is currently evaluating its non-interest revenue sources and does not anticipate the adoption of these ASUs to have a material impact on its financial condition or results of operations.
NOTE 5 – EARNINGS PER SHARE
The following are the components and results of the Bancorp’s earnings per share ("EPS") calculation for the periods presented.

	For the Years Ended
	December 31,
	2016	2015	2014
(amounts in thousands, except share and per share data)
Net income from continuing operations available to common shareholders (1)	$78,192	$60,580	$44,532
Net loss from discontinued operations	(9,005)	(4,490)	(1,318)
Net income available to common shareholders	$69,187	$56,090	$43,214
Weighted-average number of common shares outstanding – basic	27,596,020	26,844,545	26,719,626
Share-based compensation plans	2,221,517	1,516,297	968,671
Warrants	196,113	324,097	250,707
Weighted-average number of common shares – diluted	30,013,650	28,684,939	27,939,004

Basic earnings per common share from continuing operations	$2.83	$2.26	$1.67
Basic loss per common share from discontinued operations	$(0.33)	$(0.17)	$(0.05)
Basic earnings per common share	$2.51	$2.09	$1.62
Diluted earnings per common share from continuing operations	$2.61	$2.11	$1.59
Diluted loss per share from discontinued operations	$(0.30)	$(0.16)	$(0.05)
Diluted earnings per common share	$2.31	$1.96	$1.55
(1) Net income from continuing operations, net of preferred stock dividends
The following is a summary of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	For the Years Ended
	December 31,
	2016	2015	2014
Anti-dilutive securities:
Share-based compensation awards	894,720	606,095	135,861
Warrants	52,242	52,242	118,745
Total anti-dilutive securities	946,962	658,337	254,606

NOTE 6 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)

The following tables present the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2016 and 2015.

	Available-for-sale Securities
			Total
	Unrealized	Foreign	Unrealized	Unrealized
	Gains	Currency	Gains	Loss on Cash
(amounts in thousands)	(Losses) (2)	Items	(Losses)	Flow Hedge	Total
Balance, December 31, 2014	$1,142	$—	$1,142	$(1,264)	$(122)
Current period:
Other comprehensive loss before
reclassifications	(5,797)	(584)	(6,381)	(1,534)	(7,915)
Amounts reclassified from accumulated other
comprehensive income to net income (2)	53	—	53	—	53
Net current-period other comprehensive loss	(5,744)	(584)	(6,328)	(1,534)	(7,862)
Balance, December 31, 2015	(4,602)	(584)	(5,186)	(2,798)	(7,984)
Current period:
Other comprehensive loss before
reclassifications	(1,872)	(146)	(2,018)	(629)	(2,647)
Amounts reclassified from accumulated other
comprehensive income to net income (2)	3,793	730	4,523	1,216	5,739
Net current-period other comprehensive income	1,921	584	2,505	587	3,092
Balance, December 31, 2016	$(2,681)	$—	$(2,681)	$(2,211)	$(4,892)

(1) All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.
(2) Reclassification amounts for available-for-sale securities are reported as gain or loss on sale of investment securities or impairment loss on investment securities on the consolidated statements of income. During the year ended December 31, 2016, Customers reclassified $3.8 million of unrealized losses and $25 thousand of unrealized gains as impairment loss on investment securities and gain (loss) on sale of investment securities, respectively, on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 7 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$233,002	$918	$(2,657)	$231,263
Agency-guaranteed commercial real estate mortgage-backed securities	204,689	—	(2,872)	201,817
Corporate notes (1)	44,932	401	(185)	45,148
Equity securities (2)	15,246	—	—	15,246
Total	$497,869	$1,319	$(5,714)	$493,474

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$299,392	$1,453	$(2,741)	$298,104
Agency-guaranteed commercial real estate mortgage-backed securities	206,719	—	(3,849)	202,870
Corporate notes (1)	39,925	320	(178)	40,067
Equity securities (2)	22,514	—	(3,302)	19,212
Total	$568,550	$1,773	$(10,070)	$560,253

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Consists primarily of equity securities issued by a foreign entity.
The following table shows proceeds from the sale of available-for-sale investment securities, gross gains, and gross losses on those sales of securities:

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Proceeds from sale of available-for-sale investment securities	$2,852	$806	$213,249
Gross gains	$26	$—	$3,191
Gross losses	(1)	(85)	—
Net gains (losses)	$25	$(85)	$3,191
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

The following table shows debt investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date:

	December 31, 2016
	Available for Sale
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	37,932	38,237
Due after ten years	7,000	6,911
Agency-guaranteed residential mortgage-backed securities	233,002	231,263
Agency-guaranteed commercial mortgage-backed securities	204,689	201,817
Total debt securities	$482,623	$478,228

Gross unrealized losses and fair value of Customers' investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$87,433	$(1,330)	$30,592	$(1,327)	$118,025	$(2,657)
Agency-guaranteed commercial mortgage-backed securities	201,817	(2,872)	—	—	201,817	(2,872)
Corporate notes (1)	9,747	(185)	—	—	9,747	(185)
Total	$298,997	$(4,387)	$30,592	$(1,327)	$329,589	$(5,714)

(1)	Includes subordinated debt issued by other bank holding companies.

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$102,832	$(535)	$57,357	$(2,206)	$160,189	$(2,741)
Agency-guaranteed commercial mortgage-backed securities	202,870	(3,849)	—	—	202,870	(3,849)
Corporate notes (1)	9,748	(178)	—	—	9,748	(178)
Equity securities (2)	19,206	(3,301)	6	(1)	19,212	(3,302)
Total	$334,656	$(7,863)	$57,363	$(2,207)	$392,019	$(10,070)

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Consists primarily of equity securities issued by a foreign entity.

At December 31, 2016, there were twenty-nine available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At December 31, 2016, management evaluated its equity holdings issued by a foreign entity for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded an other-than-temporarily impairment loss of $7.3 million in fourth quarter 2016 for the full amount of the decline in fair value below the cost basis. The fair value of the equity securities at December 31, 2016 of $15.2 million became the new cost basis of the securities.
At December 31, 2016 and 2015, Customers Bank had pledged investment securities aggregating $231.3 million and $299.8 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 8 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans at fair value	$2,116,815	$1,754,950
Multi-family loans at lower of cost or fair value	—	39,257
Total commercial loans held for sale	2,116,815	1,794,207
Consumer loans:
Residential mortgage loans at fair value	695	2,857
Total loans held for sale	$2,117,510	$1,797,064

Commercial loans held for sale consists primarily of mortgage warehouse loans. These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for these loans at fair value. Pursuant to the master repurchase agreements, Customers funds the pipelines for these mortgage lenders by sending cash payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e., the sale event). The fair values of the mortgage warehouse loans are estimated as the amount of cash initially advanced to fund the underlying mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable and the lending transactions are short-term, with an average life of 22 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective December 31, 2016, Customers transferred $25.1 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

Effective September 30, 2015, Customers transferred $30.4 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 9 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
At December 31, 2016, BankMobile met the criteria to be classified as held for sale. As a result, Customers reclassified BankMobile-related loans from "Loans receivable" to "Assets held for sale" on the consolidated balance sheets at December 31, 2016 and 2015. For more information on BankMobile, see NOTE 3 - DISCONTINUED OPERATIONS.
The following table presents loans receivable as of December 31, 2016 and 2015.

	December 31,
	2016	2015
(amounts in thousands)
Commercial:
Multi-family	$3,214,999	$2,909,439
Commercial and industrial (including owner occupied commercial real estate)	1,370,853	1,111,400
Commercial real estate non-owner occupied	1,193,715	956,255
Construction	64,789	87,240
Total commercial loans	5,844,356	5,064,334
Consumer:
Residential real estate	193,502	271,613
Manufactured housing	101,730	113,490
Other	2,726	3,124
Total consumer loans	297,958	388,227
Total loans receivable	6,142,314	5,452,561
Deferred costs and unamortized premiums, net	76	334
Allowance for loan losses	(37,315)	(35,647)
Loans receivable, net of allowance for loan losses	$6,105,075	$5,417,248

The following tables summarize loans receivable by loan type and performance status as of December 31, 2016 and 2015:

	December 31, 2016
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$12,573	$—	$12,573	$—	$3,200,322	$2,104	$3,214,999
Commercial and industrial	350	—	350	8,443	967,391	1,037	977,221
Commercial real estate - owner occupied	137	—	137	2,039	379,227	12,229	393,632
Commercial real estate - non-owner occupied	—	—	—	2,057	1,185,331	6,327	1,193,715
Construction	—	—	—	—	64,789	—	64,789
Residential real estate	4,417	—	4,417	2,959	178,559	7,567	193,502
Manufactured housing (5)	3,761	2,813	6,574	2,236	89,850	3,070	101,730
Other consumer	12	—	12	58	2,420	236	2,726
Total	$21,250	$2,813	$24,063	$17,792	$6,067,889	$32,570	$6,142,314

	December 31, 2015
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$2,905,789	$3,650	$2,909,439
Commercial and industrial	39	—	39	1,973	799,595	1,552	803,159
Commercial real estate - owner occupied	268	—	268	2,700	292,312	12,961	308,241
Commercial real estate - non-owner occupied	1,997	—	1,997	1,307	940,895	12,056	956,255
Construction	—	—	—	—	87,006	234	87,240
Residential real estate	2,986	—	2,986	2,202	257,984	8,441	271,613
Manufactured housing (5)	3,752	2,805	6,557	2,449	101,132	3,352	113,490
Other consumer	107	—	107	140	2,643	234	3,124
Total	$9,149	$2,805	$11,954	$10,771	$5,387,356	$42,480	$5,452,561

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of December 31, 2016 and 2015, the Bank had $0.5 million and $1.2 million, respectively, of residential real estate held in other real estate owned. As of December 31, 2016 and 2015, the Bank initiated foreclosure proceedings on $0.4 million and $0.6 million, respectively, in loans secured by residential real estate.

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
The changes in the allowance for loan losses for the years ended December 31, 2016 and 2015 and the loans and allowance for loan losses by loan type based on impairment evaluation method were as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing arrangements.

Twelve months ended December 31, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Allowance for loan losses:
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	(2,920)	(27)	(140)	—	(493)	—	(129)	(3,709)
Charge-offs for BankMobile loans (1)	—	—	—	—	—	—	—	(696)	(696)
Recoveries	—	381	—	130	1,854	367	—	11	2,743
Provision for loan losses	(414)	4,725	862	(516)	(2,088)	170	(208)	103	2,634
Provision for BankMobile loans (1)	—	—	—	—	—	—	—	696	696
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Loans:
Individually evaluated for impairment	$—	$8,516	$2,050	$2,151	$—	$6,972	$9,665	$57	$29,411
Collectively evaluated for impairment	3,212,895	967,668	379,353	1,185,237	64,789	178,963	88,995	2,433	6,080,333
Loans acquired with credit deterioration	2,104	1,037	12,229	6,327	—	7,567	3,070	236	32,570
	$3,214,999	$977,221	$393,632	$1,193,715	$64,789	$193,502	$101,730	$2,726	$6,142,314
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,024	$287	$14	$—	$35	$—	$—	$1,360
Collectively evaluated for impairment	11,602	9,686	1,896	4,626	772	2,414	88	60	31,144
Loans acquired with credit deterioration	—	340	—	3,254	68	893	198	58	4,811
	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315

'(1) Includes activities for BankMobile-related loans, primarily overdrawn consumer deposit accounts.

Twelve months ended December 31, 2015	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Allowance for loan losses:
Ending Balance, December 31, 2014	$8,493	$4,784	$4,336	$9,198	$1,047	$2,698	$262	$114	$30,932
Charge-offs	—	(11,331)	(378)	(327)	(1,064)	(276)	—	(36)	(13,412)
Recoveries	—	548	14	—	204	575	—	92	1,433
Provision for loan losses	3,523	14,863	(2,624)	(451)	887	301	232	(37)	16,694
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Loans:
Individually evaluated for impairment	$661	$17,621	$8,329	$4,831	$—	$4,726	$8,300	$140	$44,608
Collectively evaluated for impairment	2,905,128	783,986	286,951	939,368	87,006	258,446	101,838	2,750	5,365,473
Loans acquired with credit deterioration	3,650	1,552	12,961	12,056	234	8,441	3,352	234	42,480
	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,124	$5,452,561
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,990	$1	$148	$—	$84	$—	$50	$2,273
Collectively evaluated for impairment	12,016	6,650	1,347	3,858	1,074	2,141	98	28	27,212
Loans acquired with credit deterioration	—	224	—	4,414	—	1,073	396	55	6,162
	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647

The manufactured housing portfolio was purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the Purchase Agreement for defaults of the underlying borrower and other specified items. At December 31, 2016 and 2015, funds available for reimbursement, if necessary, were $1.0 million and $1.2 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

Loans Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for loans that are individually evaluated for impairment as of December 31, 2016 and 2015 and the average recorded investment and interest income recognized for the years ended December 31, 2016 and 2015. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2016			Twelve months ended December 31, 2016
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$964	$53
Commercial and industrial	2,396	3,430	—	15,424	804
Commercial real estate - owner occupied	1,210	1,210	—	7,963	426
Commercial real estate - non-owner occupied	2,002	2,114	—	5,265	155
Construction	—	—	—	—	—
Other consumer	57	57	—	47	—
Residential real estate	6,682	6,749	—	4,567	120
Manufactured housing	9,665	9,665	—	8,961	465
With an allowance recorded:
Multi-family	—	—	—	232	—
Commercial and industrial	6,120	6,120	1,024	7,028	436
Commercial real estate - owner occupied	840	840	287	173	—
Commercial real estate - non-owner occupied	149	204	14	380	—
Other consumer	—	—	—	29	—
Residential real estate	290	303	35	395	—
Total	$29,411	$30,692	$1,360	$51,428	$2,459

	December 31, 2015			Twelve months ended December 31, 2015
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$661	$661	$—	$267	$24
Commercial and industrial	12,056	13,028	—	8,543	891
Commercial real estate - owner occupied	8,317	8,317	—	6,526	454
Commercial real estate - non-owner occupied	4,276	4,276		6,605	648
Construction	—	—	—	749	—
Other consumer	48	48	—	42	1
Residential real estate	4,331	4,331	—	2,254	86
Manufactured housing	8,300	8,300	—	5,433	368
With an allowance recorded:
Commercial and industrial	5,565	5,914	1,990	9,331	191
Commercial real estate - owner occupied	12	12	1	15	1
Commercial real estate - non-owner occupied	555	555	148	817	12
Other consumer	92	92	50	83	—
Residential real estate	395	395	84	426	2
Total	$44,608	$45,929	$2,273	$41,091	$2,678
Troubled Debt Restructurings
At December 31, 2016, 2015 and 2014, there were $16.4 million, $11.4 million, and $5.0 million respectively, in loans categorized as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, the TDR will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
Modifications of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.
The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the years ended December 31, 2016, 2015 and 2014. There were no modifications that involved forgiveness of debt.

	For the Years Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	3	$1,995	1	$183	11	$460
Interest-rate reductions	61	4,621	161	7,274	10	620
Total	64	$6,616	162	$7,457	21	$1,080

The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	1	$76	3	$791	—	$—
Commercial real estate non-owner occupied	1	1,844	1	211	—	—
Manufactured housing	58	2,286	156	6,251	10	$620
Residential real estate	4	2,410	2	204	11	460
Total loans	64	$6,616	162	$7,457	21	$1,080

As of December 31, 2016, 2015, 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs.
As of December 31, 2016, eight manufactured housing loans totaling $0.2 million, one commercial real estate non-owner occupied loan of $1.8 million, and one residential real estate loan of $0.1 million that were modified in troubled debt restructurings within the past twelve months, defaulted on payments. As of December 31, 2015, eleven manufactured housing loans totaling $0.3 million that were modified in troubled debt restructurings within the past twelve months, defaulted on payments. As of December 31, 2014, there were no loans modified in troubled debt restructurings within the past twelve months, that defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There were no specific allowances resulting from TDR modifications during 2016. There were three specific allowances resulting from TDR modifications during 2015, totaling $0.2 million for two commercial and industrial loans, and $0.1 million for one commercial real estate non-owner occupied loan. There were no specific allowances resulting from TDR modifications during 2014.

Purchase Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Accretable yield balance, beginning of period	$12,947	$17,606	$22,557
Accretion to interest income	(3,760)	(2,299)	(3,201)
Reclassification from nonaccretable difference and disposals, net	1,015	(2,360)	(1,750)
Accretable yield balance, end of period	$10,202	$12,947	$17,606

Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
Losses incurred on covered loans were eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans were subject to evaluation. Decreases in the present value of expected cash flows on the covered loans were recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset was increased reflecting an estimated future collection from the FDIC, which was recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increased such that a previously recorded impairment could be reversed, the Bank recorded a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows of the FDIC loss sharing receivable, when there were no previously recorded impairments, were considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements were recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense).
As part of the FDIC loss sharing agreements, the Bank also assumed a potential liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that was contingent upon actual losses incurred over the life of the agreements relative to expected losses and the consideration paid upon acquisition of the failed institutions (the "Clawback liability"). Due to cash received on the covered assets in excess of the original expectations of the FDIC, the Bank anticipated that it would be required to pay the FDIC at the end of its loss sharing agreements.
The Bank presented the FDIC Loss Sharing Receivable, net of the estimated Clawback liability on the consolidated balance sheets. In the event the estimated Clawback liability exceeded the FDIC Loss Sharing Receivable balance, the net liability amount was presented in "Accrued interest payable and other liabilities" on the consolidated balance sheets.
On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and cash receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements were no longer presented as covered assets as of June 30, 2016.
The following table presents changes in the allowance for loans losses and the FDIC loss sharing receivable, including the effect of the estimated clawback liability for the years ended December 31, 2016, 2015 and 2014.

	Allowance for Loan Losses For The Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Ending balance as of December 31,	$35,647	$30,932	$23,998
Provision for loan losses (1)	2,634	16,694	10,058
Provision for BankMobile loans (presented as discontinued operations)	696	—	—
Charge-offs	(3,709)	(13,412)	(4,947)
Charge-offs for BankMobile loans	(696)	—	—
Recoveries	2,743	1,433	1,823
Ending balance as of December 31,	$37,315	$35,647	$30,932

	FDIC Loss Sharing Receivable For The Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Ending balance as of December 31,	$(2,083)	$2,320	$10,046
Increased (decreased) estimated cash flows (2)	289	(3,872)	(4,689)
Increased estimated cash flows from covered OREO (a)	—	3,138	—
Other activity, net (b)	(255)	248	2,409
Cash payments to (receipts from) the FDIC	2,049	(3,917)	(5,446)
Ending balance as of December 31,	$—	$(2,083)	$2,320

(1) Provision for loan losses	$2,634	$16,694	$10,058
(2) Effect attributable to FDIC loss share arrangements	(289)	3,872	4,689
Net amount reported as provision for loan losses (from continuing operations)	$2,345	$20,566	$14,747

(a) Recorded as a reduction to Other Real Estate Owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes and appraisal expenses, that qualified for reimbursement under loss share arrangements.

Credit Quality Indicators
Commercial and industrial, commercial real estate, multi-family, residential real estate and construction loans are based on an internally assigned risk rating system which are assigned at loan origination and reviewed on a periodic or “as needed” basis. Other consumer and manufactured housing loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within commercial and industrial, commercial real estate, construction, multi-family and residential real estate loans, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size of the exposure and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. Certain consumer loans are not assigned a risk rating. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.
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
“2” – Pass/Superior
Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage, with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position, are virtually immune to local economies, and are in stable growing industries. The management team is well respected and the company has ready access to public markets.
“3” – Pass/Strong
Loans rated 3 are those loans for which the borrowers have above average financial condition and flexibility; more than satisfactory debt service coverage; balance sheet and operating ratios are consistent with or better than industry peers; operate in industries with little industry risk; move in diversified markets; and are experienced and competent in their industry. These borrowers' access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.
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
The following table presents the credit ratings as of December 31, 2016 and 2015 for the loans receivable portfolio.

	December 31, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,198,290	$943,356	$375,919	$1,175,850	$50,291	$189,919	$—	$—	$5,933,625
Special Mention	—	19,552	12,065	10,824	14,498	—	—	—	56,939
Substandard	16,709	14,313	5,648	7,041	—	3,583	—	—	47,294
Performing (1)	—	—	—	—	—	—	92,920	2,656	95,576
Non-performing (2)	—	—	—	—	—	—	8,810	70	8,880
Total	$3,214,999	$977,221	$393,632	$1,193,715	$64,789	$193,502	$101,730	$2,726	$6,142,314

	December 31, 2015
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$2,907,362	$784,892	$295,762	$950,886	$87,240	$268,210	$—	$—	$5,294,352
Special Mention	661	14,052	7,840	1,671	—	282	—	—	24,506
Substandard	1,416	4,215	4,639	3,698	—	3,121	—	—	17,089
Performing (1)	—	—	—	—	—	—	104,484	2,877	107,361
Non-performing (2)	—	—	—	—	—	—	9,006	247	9,253
Total	$2,909,439	$803,159	$308,241	$956,255	$87,240	$271,613	$113,490	$3,124	$5,452,561

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on non-accrual status.

NOTE 10 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2016 and 2015 were as follows:

		December 31,
	Expected Useful Life	2016	2015
(amounts in thousands)
Leasehold improvements	3 to 25 years	$13,665	$12,506
Furniture, fixtures and equipment	5 to 10 years	6,036	5,245
IT equipment	3 to 5 years	6,502	5,558
Automobiles	3 to 5 years	506	206
		26,709	23,515
Accumulated depreciation		(14,450)	(12,369)
Total		$12,259	$11,146

Premises and equipment for BankMobile totaled approximately $0.5 million and $0.4 million, net of accumulated depreciation of $221 thousand and $58 thousand, at December 31, 2016 and 2015, respectively. These amounts are presented within "Assets held for sale" on the consolidated balance sheets.

Future minimum rental commitments pursuant to non-cancelable leases as of December 31, 2016 were as follows:

December 31, 2016
(amounts in thousands)
2017	$3,897
2018	3,988
2019	3,355
2020	2,835
2021	2,390
Thereafter	8,063
Total minimum payments	$24,528
Rent expense from continuing operations was approximately $4.5 million, $3.7 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense included in discontinued operations was $0.2 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. There was no rent expense included in discontinued

operations for the year ended December 31, 2014. Customers' leases are for land and branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.
NOTE 11 – DEPOSITS
At December 31, 2016, BankMobile met the criteria to be classified as "held for sale". As a result, Customers reclassified BankMobile-related deposits from "Total deposits" to "Liabilities held for sale" on the consolidated balance sheets at December 31, 2016 and 2015. For more information on BankMobile, see NOTE 3 - DISCONTINUED OPERATIONS.
The components of deposits from continuing operations at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
(amounts in thousands)
Demand, non-interest bearing	$512,664	$408,874
Demand, interest bearing	339,398	127,215
Savings, including money market deposit accounts	3,163,156	2,778,747
Time, $100,000 and over	2,106,905	1,624,562
Time, other	724,857	723,035
Total deposits	$6,846,980	$5,662,433

The scheduled maturities for time deposits from continuing operations at December 31, 2016 were as follows:

December 31, 2016
(amounts in thousands)
2017	$2,047,297
2018	446,220
2019	198,735
2020	47,729
2021	91,705
Thereafter	76
Total time deposits	$2,831,762
The aggregate amounts of demand deposit overdrafts from continuing operations that were reclassified as loans were not material at December 31, 2016 and 2015. Time deposits greater than $250,000 from continuing operations totaled $1.2 billion and $920.5 million at December 31, 2016 and 2015, respectively.
Included in the savings balances above were $972.2 million and $815.7 million of brokered money market deposits at December 31, 2016 and 2015, respectively. Also included in time, other balances above were $721.9 million and $612.8 million of brokered time deposits, respectively, at December 31, 2016 and 2015.
BankMobile non-interest bearing demand deposits were $453.4 million and $244.8 million at December 31, 2016 and 2015, respectively, and savings account balances were $3.4 million and $2.3 million at December 31, 2016 and 2015, respectively. Total BankMobile demand deposit overdrafts reclassified as assets held for sale were $12.2 million and $0.6 million at December 31, 2016 and 2015, respectively. Overdraft balances for BankMobile at December 31, 2016 related primarily to one commercial customer and were collected the next business day.

NOTE 12 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2016 and 2015 was as follows:

	December 31,
	2016		2015
	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$688,800	0.85%	$1,365,300	0.48%
Federal funds purchased	83,000	0.74	70,000	0.56
Total short-term debt	$771,800		$1,435,300
The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
	2016	2015	2014
(amounts in thousands)
FHLB advances:
Maximum outstanding at any month end	$1,697,800	$1,365,300	$1,383,000
Average balance during the year	965,293	844,835	898,396
Weighted-average interest rate during the year	0.95%	0.60%	0.46%
Federal funds purchased:
Maximum outstanding at any month end	137,000	85,000	35,000
Average balance during the year	84,514	41,397	13,312
Weighted-average interest rate during the year	0.58%	0.35%	0.31%
At December 31, 2016 and 2015, the Bank had aggregate availability under federal funds lines totaling $237.0 million and $175.0 million, respectively.

Long-term debt
FHLB advances
The contractual maturities of long-term advances from the FHLB were as follows:

	December 31,
	2016		2015
	Amount	Rate	Amount	Rate
(amounts in thousands)
2017	$—	—%	$205,000	1.18%
2018	180,000	1.32	55,000	1.61
	$180,000		$260,000
Of the $180.0 million of long-term advances that mature in 2018, $170.0 million are fixed rate.
The Bank had a total maximum borrowing capacity with the Federal Home Loan Bank of $4.1 billion and with the Federal Reserve Bank of Philadelphia of $158.6 million at December 31, 2016. The Bank had a total borrowing capacity with the Federal Home Loan Bank of $3.7 billion and with the Federal Reserve Bank of Philadelphia of $59.2 million at December 31, 2015. Amounts can be borrowed as short-term or long-term. As of December 31, 2016, advances under these arrangements were secured by certain assets, which included a blanket lien on securities of $200.2 million and qualifying loans of Customers Bank of $3.9 billion.

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
NOTE 13 – SHAREHOLDERS’ EQUITY
Common Stock
During 2016, Customers Bancorp issued shares of its common stock pursuant to the following public offerings:
On November 9, 2016, Customers Bancorp issued 2,415,000 shares of common stock at a price to the public of $25.00 per share as part of an underwritten public offering. Customers received net proceeds of $58.3 million from the offering, after deducting offering costs.
On August 11, 2016, Customers Bancorp entered into an At Market Issuance Sales Agreement ("the Sales Agreement") with FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC. Customers Bancorp has authorized the sale, at its discretion, of shares of its common stock, in an aggregate offering amount up to $50 million under the Sales Agreement. Customers issued 219,386 shares in connection with this Sales Agreement during 2016 receiving net proceeds of $5.5 million, net of offering costs.
The net proceeds from the common stock offerings will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.
In May 2014, Customers announced that its Board of Directors had declared a 10% stock dividend to all shareholders of record as of May 27, 2014. This special dividend was paid on June 30, 2014 in the form of an aggregate of 2,429,375 additional shares.
In November 2013, Customers Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There was no stock repurchased during 2016, 2015 or 2014.
At December 31, 2016 and 2015, there were warrants outstanding to purchase 184,706 shares and 627,673 shares, respectively, of Customers Bancorp’s common stock. The purchase prices at December 31, 2016 and 2015 ranged from $9.55 per share to $73.01 per share.

Preferred Stock

Customers Bancorp currently has four series of preferred stock outstanding.

Preferred stock issued during 2016 included the following:

On September 16, 2016, Customers Bancorp issued 3,400,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, (the “Series F Preferred Stock”) par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series F Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.00% from the original issue date to, but excluding, December 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 4.762% per annum. Customers received net proceeds of $82.2 million from the offering, after deducting offering costs.
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
Preferred stock issued during 2015 included the following:
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
The net proceeds from the preferred stock offerings will be used for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank.
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

Preferred stock dividends paid during 2016 included the following:

On December 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of November 30, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share.
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share.
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share.
•    a cash dividend on its Series F Preferred Stock of $0.370833 per share.

On September 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of August 31, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share.
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share.
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share.

On June 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of May 31, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share.
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share.
•    a cash dividend on its Series E Preferred Stock of $0.210521 per share.

On March 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of February 29, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share.
•    a cash dividend on its Series D Preferred Stock of $0.2076 per share.

Preferred stock dividends paid during 2015 included the following:

On December 15, 2015, Customers made the following dividend payment to preferred shareholders of record on November 30, 2015:

•	a cash dividend on its Series C Preferred Stock of $0.4375 per share.

On September 15, 2015, Customers made the following dividend payment to preferred shareholders of record on August 31, 2015:
•a cash dividend on its Series C Preferred Stock of $0.56875 per share.

NOTE 14 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers Bank has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers Bank provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2016, 2015, and 2014 were $1.6 million, $1.1 million, and $1.0 million, respectively, including contributions for BankMobile team members. Employer contributions for BankMobile team members for the year ended December 31, 2016 were $0.2 million. Employer contributions for BankMobile team members prior to 2016 were not material.

Supplemental Executive Retirement Plans
Customers Bank entered into a supplemental executive retirement plan (SERP) with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by the Bank, and the ultimate retirement benefit can be less than or greater than the target. The Bank intends to fund its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which is owned by the Bank. The present value of the amount owed as of December 31, 2016 was $3.9 million and was included in other liabilities.
NOTE 15 – SHARE-BASED COMPENSATION PLANS
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
The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to employees, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to employees, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock to employees, officers, executives, and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. At December 31, 2016, the aggregate number of shares of common stock available for grant under these plans was 1,360,280 shares.
On January 1, 2011, Customers initiated a Bonus Recognition and Retention Program (“BRRP”). This is a restricted stock unit plan. Employees eligible to participate in the BRRP include the Chief Executive Officer and other senior management and highly compensated employees as determined by the Compensation Committee at its sole discretion. Under the BRRP, a participant may elect to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of Voting Common Stock having a value equal to the portion of the bonus deferred by a participant are allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock is also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date.
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability, or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2016, restricted stock units outstanding under this plan totaled 340,165.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2016, 2015, and 2014 was $6.2 million, $4.9 million, and $4.2 million, respectively, including share-based compensation expense for BankMobile team members. Share based compensation related to BankMobile team members for 2016 and 2015 was $0.6 million and $0.1 million, respectively. Share based compensation related to BankMobile team members 2014 was not material. At December 31, 2016, there was $13.1 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2021.
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
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deduction. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2016 and 2015 was $103 thousand and $80 thousand, respectively.

Stock Options
Customers estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options based on the expected life of the option. Expected volatility was based upon limited historical information because Customers' common stock has only been traded since February 2012. Expected life was management’s estimate which took into consideration the vesting requirement, generally three or five years.
During 2016, options to purchase an aggregate of 297,725 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted is equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The majority of the options issued are subject to a five-year cliff vesting and expire after ten years. In addition to the five-year service requirement, 277,725 of the options issued must meet one of the following conditions in order for the options to become exercisable:

•	Total shareholder returns over the five-year vesting period must be a minimum of 50%, or

•	Customers Bancorp must have achieved at least a 7% compound annual increase in core earnings per share over the five-year vesting period.
Customers evaluated the likelihood that at least one of these conditions would be met over the requisite service period and determined that it was more likely than not that one of the conditions would be satisfied (based upon historical performance). Accordingly, the grant-date fair value of these awards is being recognized as expense over the five-year vesting period.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the periods presented.

	2016	2015	2014
Weighted-average risk-free interest rate	1.84%	1.90%	2.16%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	23.39%	21.18%	18.00%
Weighted-average expected life (in years)	7.00	7.00	7.00
Weighted-average fair value of each option granted	$7.61	$6.42	$4.52

The following summarizes stock option activity for the year ended December 31, 2016:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(dollars in thousands, except weighted-average exercise price)
Outstanding, December 31, 2015	3,731,761	$14.33
Granted	297,725	25.92
Exercised	(46,171)	10.31		658
Forfeited	(23,275)	13.90
Outstanding, December 31, 2016	3,960,040	$15.25	6.10	$81,439
Exercisable at December 31, 2016	1,094,078	$10.03	3.77	$28,221
Cash received from the exercise of options during the year ended December 31, 2016 was $0.5 million with a related tax benefit of $0.2 million.
A summary of the status of Customers' non-vested options at December 31, 2016 and changes during the year ended December 31, 2016 was as follows:

	Options	Weighted- average exercise price
Non-vested at December 31, 2015	3,026,766	$15.53
Granted	297,725	25.92
Vested	(435,254)	14.97
Forfeited	(23,275)	13.90
Non-vested at December 31, 2016	2,865,962	17.24
Restricted Stock Units
The fair value of restricted stock units granted under the 2004 Plan is generally determined based on the closing market price of Customers' common stock on the date of grant. The fair value of restricted stock units granted under the BRRP is measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
In February 2012, the Compensation Committee recommended and the Board of Directors approved a restricted stock award that had two vesting requirements. The first requirement was that the recipient remained an employee or director through December 31, 2016. The second requirement was that Customers' Voting Common Stock will have traded at a price greater than $17.18 per share (adjusted for any stock splits or stock dividends) for at least five consecutive trading days during the five-year period ending December 31, 2016. This second requirement was satisfied during fourth quarter 2013. Pursuant to the terms of this award, 375,402 of restricted stock units vested on December 31, 2016.
There were 247,285 restricted stock units granted during the year ended December 31, 2016. Of the aggregate restricted stock units granted, 86,654 were granted under the Bonus Recognition and Retention Program and are subject to five-year cliff vesting. The remaining 160,631 units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting.

The table below presents the status of the restricted stock units at December 31, 2016 and changes during the year ended December 31, 2016:

	Restricted Stock Units	Weighted- average grant- date fair value
Outstanding and unvested at December 31, 2015	873,264	$14.24
Granted	247,285	23.85
Vested	(473,066)	12.15
Forfeited	(1,978)	22.84
Outstanding and unvested at December 31, 2016	645,505	$19.43

Customers has a policy that permits its directors to elect to receive shares of Voting Common Stock in lieu of their cash retainers. During the year ended December 31, 2016, Customers issued 29,079 shares of Voting Common Stock with a fair value of $0.8 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.

NOTE 16 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Current	$53,991	$42,756	$27,169
Deferred	(2,579)	(10,092)	(6,187)
Income tax expense from continuing operations	51,412	32,664	20,982
Income tax benefit from discontinued operations	(5,519)	(2,752)	(808)
Total	$45,893	$29,912	$20,174
Effective tax rates differ from the federal statutory rate of 35%, which is applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2016		2015		2014
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
(amounts in thousands)
Federal income tax at statutory rate	$48,691	35.00%	$33,508	35.00%	$22,930	35.00%
State income tax	4,983	3.58	1,651	1.72	1,418	2.16
Tax-exempt interest, net of disallowance	(237)	(0.17)	(277)	(0.29)	(249)	(0.38)
Bank-owned life insurance	(1,716)	(1.23)	(2,422)	(2.53)	(1,296)	(1.98)
Equity-based compensation benefit	(3,715)	(2.67)	—	—	—	—
Unrecorded basis difference in foreign subsidiary	2,830	2.03	—	—	—	—
Other	576	0.42	204	0.22	(1,821)	(2.77)
Effective income tax rate	$51,412	36.96%	$32,664	34.12%	$20,982	32.03%

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

At December 31, 2016 and 2015, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We have not recorded a deferred tax asset on our unrecorded basis difference in our foreign subsidiary because we currently do not expect it to reverse in the foreseeable future. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2016 and 2015.
Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents the Bancorp's deferred tax asset and liabilities as December 31, 2016 and 2015:

	December 31,
	2016	2015
(amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$14,540	$13,248
Net unrealized losses on securities	1,714	3,112
OREO expenses	1,233	728
Non-accrual interest	589	840
Net operating losses	2,137	2,290
Deferred compensation	1,523	1,337
Equity-based compensation	5,548	5,196
Fair value adjustments on acquisitions	—	428
Cash flow hedge	1,413	1,679
Incentive compensation	3,041	2,497
Other	1,972	1,374
Total deferred tax assets	33,710	32,729
Deferred tax liabilities:
Fair value adjustments on acquisitions	(1,039)	—
Net deferred loan fees	(1,090)	(2,688)
Bank premises and equipment	(713)	(875)
Other	(1,379)	(592)
Total deferred tax liabilities	(4,221)	(4,155)
Net deferred tax asset	$29,489	$28,574
Customers had approximately $6.1 million of federal net operating loss carryovers at December 31, 2016, that expire in 2025 through 2031.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2013.
NOTE 17 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS, AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Balance – January 1	$220	$9	$7,273
Additions	1,160	2,218	5
Repayments	(1,142)	(2,007)	(7,269)
Balance – December 31	$238	$220	$9
As of December 31, 2016 and 2015, Customers Bank had an outstanding commitment to provide short-term commercial real estate financing, subject to certain terms and conditions, not to exceed $8.0 million, and an available line of credit of $1.8 million with one of its related parties.

Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving Customers in the ordinary course of business during the fiscal year ended December 31, 2016. None of these transactions involved amounts in excess of 5% of the Customers' gross revenues during 2016 nor was Customers indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of Customers' total assets at December 31, 2016. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
At December 31, 2016 and 2015, the Bank had approximately $6.4 million and $14.0 million, respectively, in deposits from related parties, including directors and certain executive officers.
During 2015 and 2014, Customers paid $27,300 and $46,900 to Jaxxon Promotions, Inc., a company in which a Bancorp director owns 25% interest. No payments were made to Jaxxon Promotions, Inc. in 2016.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
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
The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2016	2015
(amounts in thousands)
Commitments to fund loans	$244,784	$537,380
Unfunded commitments to fund mortgage warehouse loans	1,230,596	1,302,759
Unfunded commitments under lines of credit	480,446	436,550
Letters of credit	40,223	42,002
Other unused commitments	5,310	6,360
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
Outstanding letters of credit written are conditional commitments issued by Customers to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Customers requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liabilities as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued was not material.

NOTE 19 – REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2016 and 2015, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
The Dodd-Frank Act required the Federal Reserve Bank to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depositary subsidiaries. In 2013, the federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms effective January 1, 2015, that (i) introduced a new capital ratio pursuant to the prompt corrective action provisions, the common equity tier 1 capital to risk weighted assets ratio, (ii) increased the adequately capitalized and well capitalized thresholds for the Tier 1 risk based capital ratios to 6% and 8%, respectively, (iii) changed the treatment of certain capital components for determining Tier 1 and Tier 2 capital, and (iv) changed the risk weighting of certain assets and off balance sheet items in determining risk weighted assets.

Generally, to be considered adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based ratios and the Tier 1 leveraged ratio in excess of the related minimum ratios set forth in the following table.

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%
December 31, 2015
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$500,624	7.610%	$296,014	4.500%	N/A	N/A
Customers Bank	$565,217	8.620%	$294,916	4.500%	$425,990	6.500%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$556,193	8.460%	$394,685	6.000%	N/A	N/A
Customers Bank	$565,217	8.620%	$393,221	6.000%	$524,295	8.000%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$698,323	10.620%	$526,247	8.000%	N/A	N/A
Customers Bank	$710,864	10.850%	$524,295	8.000%	$655,369	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$556,193	7.160%	$310,812	4.000%	N/A	N/A
Customers Bank	$565,217	7.300%	$309,883	4.000%	$387,353	5.000%

The new risk-based capital rules adopted effective January 1, 2015 required that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

Effective January 1, 2016, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:
(i) a common equity Tier 1 risk-based capital ratio of 5.125%;
(ii) a Tier 1 risk-based capital ratio of 6.625%; and
(iii) a Total risk-based capital ratio of 8.625%.
Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2016 and 2015:
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
Loans held for sale - Mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 22 days from purchase to sale. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - Multi-family loans:
The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third party investors, recent sale transactions within the secondary markets for loans with similar characteristics, non-binding indicative bids from brokers, or estimates made by management considering current market rates and terms. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Impaired loans:
Impaired loans are those that are accounted for under ASC 310, Receivables, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned:
The fair value of other real estate owned ("OREO") is determined using appraisals, which may be discounted based on management’s review and changes in market conditions or sales agreements with third parties. All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice. Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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
Borrowings:
Borrowings consist of long-term and short-term FHLB advances, 5-year senior unsecured notes, and subordinated debt. For the short-term borrowings, the carrying amount is considered a reasonable estimate of fair value and is classified as a Level 1 fair values measurement. Fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial adviser using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on the New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.
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

Assets and Liabilities held for sale:

Assets and liabilities held for sale are recorded at the lower of cost basis or market value. Assets classified as held for sale at December 31, 2016 were $79.3 million. Included in assets held for sale were financial instruments including restricted cash of $20 million (Level 1) and loans receivable of $12.2 million (Level 3). The remaining assets designated as held for sale consist of goodwill, intangibles and other assets not designated as financial instruments. Liabilities classified as held for sale consisted primarily of $457.0 million of transaction deposit accounts (Level 1). The remaining liabilities classified as held for sale consist of accrued liabilities not considered financial instruments under ASC 825 - Financial Instruments.

Off-balance-sheet financial instruments:
The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

The following information should not be interpreted as an estimate of Customers' fair value in its entirety because fair value calculations are only provided for a limited portion of Customers’ assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between Customers’ disclosures and those of other companies may not be meaningful.

The estimated fair values of Customers’ financial instruments were as follows at December 31, 2016 and 2015.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2016
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$244,709	$244,709	$244,709	$—	$—
Investment securities, available for sale	493,474	493,474	15,246	478,228	—
Loans held for sale	2,117,510	2,117,510	—	2,117,510	—
Loans receivable, net of allowance for loan losses	6,105,075	6,149,773	—	—	6,149,773
FHLB, Federal Reserve Bank and other restricted stock	68,408	68,408	—	68,408	—
Derivatives	10,864	10,864	—	10,819	45
Assets held for sale	32,248	32,248	20,000	—	12,248
Liabilities:
Deposits	$6,846,980	$6,846,868	$4,015,218	$2,831,650	$—
Deposits held for sale	456,795	456,795	456,795	—	—
Federal funds purchased	83,000	83,000	83,000	—	—
FHLB advances	868,800	869,049	688,800	180,249	—
Other borrowings	87,123	91,761	66,261	25,500	—
Subordinated debt	108,783	111,375	—	111,375	—
Derivatives	14,172	14,172	—	14,172	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2015
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$264,593	$264,593	$264,593	$—	$—
Investment securities, available for sale	560,253	560,253	19,212	541,041	—
Loans held for sale	1,797,064	1,797,458	—	1,757,807	39,651
Loans receivable, net of allowance for loan losses	5,417,248	5,353,326	—	—	5,353,326
FHLB and Federal Reserve Bank, and other restricted stock	90,841	90,841	—	90,841	—
Derivatives	9,295	9,295	—	9,250	45
Assets held for sale	584	584	—	—	584
Liabilities:
Deposits	$5,662,433	$5,664,685	$3,314,836	$2,349,849	$—
Deposits held for sale	247,068	247,068	247,068	—	—
Federal funds purchased	70,000	70,000	70,000	—	—
FHLB advances	1,625,300	1,625,468	1,365,300	260,168	—
Other borrowings	86,457	93,804	68,867	24,937	—
Subordinated debt	108,685	110,825	—	110,825	—
Derivatives	13,932	13,932	—	13,932	—
For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$231,263	$—	$231,263
Agency-guaranteed commercial mortgage-backed securities	—	201,817	—	201,817
Corporate notes	—	45,148	—	45,148
Equity securities	15,246	—	—	15,246
Derivatives (1)	—	10,819	45	10,864
Loans held for sale – fair value option	—	2,117,510	—	2,117,510
Total assets - recurring fair value measurements	$15,246	$2,606,557	$45	$2,621,848
Liabilities
Derivatives (2)	$—	$14,172	$—	$14,172
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $1,360	$—	$—	$6,527	$6,527
Other real estate owned	—	—	2,731	2,731
Total assets - nonrecurring fair value measurements	$—	$—	$9,258	$9,258

	December 31, 2015
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$298,104	$—	$298,104
Agency-guaranteed commercial mortgage-backed securities	—	202,870	—	202,870
Corporate notes	—	40,067	—	40,067
Equity securities	19,212	—	—	19,212
Derivatives (1)	—	9,250	45	9,295
Loans held for sale – fair value option	—	1,757,807	—	1,757,807
Total assets - recurring fair value measurements	$19,212	$2,308,098	$45	$2,327,355
Liabilities
Derivatives (2)	$—	$13,932	$—	$13,932
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $2,273	$—	$—	$4,346	$4,346
Other real estate owned	—	—	358	358
Total assets - nonrecurring fair value measurements	$—	$—	$4,704	$4,704

(1)	Included in Other Assets

(2)	Included in Other Liabilities
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at January 1,	$45	$43
Issuances	400	273
Settlements	(400)	(271)
Balance at December 31,	$45	$45

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the years ended December 31, 2016 and 2015.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2016 and 2015 for which Customers utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans	$1,431	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Impaired loans	5,096	Discounted cash flow	Projected cash flows (3)	4 times EBIDTA
			Discount rate (3)	0%
Other real estate owned	2,731	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans	$4,346	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	358	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	94%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value determined by appraisal.

(3)	Projected cash flows of the business derived using EBITDA multiple based on management's best estimate.

(4)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain borrowings. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During 2016 and 2015, Customers did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers’ variable-rate debt. Customers expects to reclassify $2.5 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At December 31, 2016, Customers had four outstanding interest rate derivatives with notional amounts totaling $325.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2015, Customers had one outstanding interest rate derivative with a notional amount of $150.0 million that was designated as a cash flow hedge of interest rate risk. The hedges expire between October 2018 and April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate the customer's respective risk management strategies (typically the loan customers will swap a floating rate loan to a fixed rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At December 31, 2016, Customers had 76 interest rate swaps with an aggregate notional amount of $716.6 million related to this program. At December 31, 2015, Customers had 62 interest rate swaps with an aggregate notional amount of $461.0 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2016 and 2015, Customers had an outstanding notional balance of residential mortgage loan commitments of $3.6 million and $2.8 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2016 and 2015, Customers had an outstanding notional balance of credit derivatives of $44.9 million and $19.3 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2016 and 2015.

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$3,624
Total		$—		$3,624
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,683	Other liabilities	$10,537
Credit contracts	Other assets	136	Other liabilities	11
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$10,864		$10,548

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$4,477
Total		$—		$4,477
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,088	Other liabilities	$9,455
Credit contracts	Other assets	162	Other liabilities	—
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$9,295		$9,455

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31, 2016
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$2,955
Credit contracts	Other non-interest income	163
Residential mortgage loan commitments	Mortgage loan and banking income	—
Total		$3,118

	For the Year Ended December 31, 2015
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,889
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage loan and banking income	2
Total		$1,876

	For the Year Ended December 31, 2014
	Income Statement Location	Amount of income (loss) recognized in earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$550
Credit contracts	Other non-interest income	(91)
Residential mortgage loan commitments	Mortgage loan and banking income	(197)
Total		$262

For the Year Ended December 31, 2016
		Location of Gain	Amount of Gain (Loss)
	Amount of Income	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$587	Interest expense	$(1,946)

For the Year Ended December 31, 2015
		Location of Gain	Amount of Gain (Loss)
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,534)	Interest expense	$—

December 31, 2014
		Location of Gain	Amount of Gain (Loss)
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,264)	Interest expense	$—
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately-capitalized institution. As of December 31, 2016, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $10.0 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at December 31, 2016, had posted $4.5 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,723	$—	$4,723	$—	$—	$4,723

Offsetting of Financial Assets and Derivative Assets at
December 31, 2015
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$—	$—	$—	$—	$—	$—

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,825	$—	$9,825	$—	$4,472	$5,353

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2015
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$13,932	$—	$13,932	$—	$13,932	$—

NOTE 22 — LOSS CONTINGENCY
At December 31, 2015, Customers had a net receivable of $0.6 million recorded in "Other assets" related to a suspected fraud discovered in the Bank’s held-for-sale loan portfolio during 2013. Since 2013, Customers has aggressively pursued restitution against the involved parties and ultimately reached a settlement agreement with one of the parties in third quarter 2016. Customers continues to seek restitution against the remaining involved party. At December 31, 2016, Customers had no receivable amount recorded on its consolidated balance sheet related to this matter.
NOTE 23 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) for the periods presented.
Balance Sheets

	December 31,
	2016	2015
(amounts in thousands)
Assets
Cash in subsidiary bank	$54,441	$54,567
Investment securities available for sale, at fair value	—	5
Investments in and receivables due from subsidiaries	883,793	583,875
Other assets	10,784	4,190
Total assets	$949,018	$642,637
Liabilities and Shareholders’ equity
Borrowings	$87,123	$88,250
Other liabilities	6,023	485
Total liabilities	93,146	88,735
Shareholders’ equity	855,872	553,902
Total Liabilities and Shareholders’ Equity	$949,018	$642,637

Income and Comprehensive Income Statements

	For the Years Ended December 31,
	2016	2015	2014
(amounts in thousands)
Operating income:
Other	$25,400	$18,545	$90
Total operating income	25,400	18,545	90
Operating expense:
Interest	5,854	5,854	5,251
Other	4,570	4,604	5,611
Total operating expense	10,424	10,458	10,862
Income (loss) before taxes and undistributed income of subsidiaries	14,976	8,087	(10,772)
Income tax benefit	3,961	3,516	3,797
Income (loss) before undistributed income of subsidiaries	18,937	11,603	(6,975)
Equity in undistributed income of subsidiaries	59,765	46,980	50,189
Net income	78,702	58,583	43,214
Preferred stock dividends	9,515	2,493	—
Net income available to common shareholders	69,187	56,090	43,214
Comprehensive income	$81,794	$50,721	$51,210
Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$78,702	$58,583	$43,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(59,765)	(46,980)	(50,189)
Loss on sale of available for sale investment securities	1	—	—
(Increase) decrease in other assets	(7,721)	2,488	(1,354)
Increase (decrease) in other liabilities	54	(112)	1,497
Net Cash Provided By (Used in) Operating Activities	11,271	13,979	(6,832)
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	4	—	—
Payments for investments in and advances to subsidiaries	(230,872)	(30,036)	(15,032)
Net Cash Used in Investing Activities	(230,868)	(30,036)	(15,032)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	65,088	904	77
Proceeds from issuance of preferred stock	161,902	55,569	—
Proceeds from issuance of long-term debt	—	—	25,000
Exercise and redemption of warrants	1,532	—	6
Payments on partial shares for stock dividend	—	—	(8)
Preferred stock dividends paid	(9,051)	(2,314)	—
Net Cash Provided by Financing Activities	219,471	54,159	25,075
Net Increase (Decrease) in Cash and Cash Equivalents	(126)	38,102	3,211
Cash and Cash Equivalents – Beginning	54,567	16,465	13,254
Cash and Cash Equivalents – Ending	$54,441	$54,567	$16,465

NOTE 24 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2016 and 2015. Quarterly data may not agree to full year results.

	2016
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$83,609	$84,212	$81,320	$73,398
Interest expense	19,475	19,622	18,159	15,767
Net interest income	64,134	64,590	63,161	57,631
Provision for loan losses	(261)	(161)	786	1,980
Non-interest income	921	11,121	5,853	5,267
Non-interest expenses	30,509	36,750	32,085	31,871
Income from continuing operations before income taxes	34,807	39,122	36,143	29,047
Provision for income taxes	11,470	15,834	14,369	9,739
Net income from continuing operations	23,337	23,288	21,774	19,308
Loss from discontinued operations before income taxes	(5,659)	(3,357)	(3,696)	(1,812)
Income tax benefit from discontinued operations	(2,150)	(1,276)	(1,405)	(688)
Net loss from discontinued operations	(3,509)	(2,081)	(2,291)	(1,124)
Net income	19,828	21,207	19,483	18,184
Preferred stock dividend	3,615	2,552	2,062	1,286
Net income available to common shareholders	$16,213	$18,655	$17,421	$16,898
Earnings per common share:
Basic earnings per common share from continuing operations	$0.68	$0.76	$0.73	$0.67
Basic earnings per common share	$0.56	$0.68	$0.64	$0.63
Diluted earnings per common share from continuing operations	$0.62	$0.70	$0.67	$0.62
Diluted earnings per common share	$0.51	$0.63	$0.59	$0.58

In fourth quarter 2016, Customers elected to early-adopt ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment, and has retroactively applied the guidance effective as of January 1, 2016. As a result of the adoption, Customers recognized excess tax benefits recognized as a a reduction of income tax expense of $4.1 million for the year ended December 31, 2016. The adoption of the ASU also resulted in an increase in weighted average diluted shares of 559,209 for the year ended December 31, 2016 as excess tax benefits are no longer included in assumed proceeds when determining diluted shares outstanding under the treasury method. Form more information regarding the impact of adoption, see NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION. The quarterly data above has been adjusted to reflect the retrospective adoption of this ASU.

	2015
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$67,713	$63,736	$59,683	$58,718
Interest expense	14,241	13,799	13,123	12,388
Net interest income	53,472	49,937	46,560	46,330
Provision for loan losses	6,173	2,094	9,335	2,964
Non-interest income	9,300	6,159	6,387	5,726
Non-interest expenses	29,587	28,354	23,582	26,045
Income from continuing operations before income taxes	27,012	25,648	20,030	23,047
Provision for income taxes	8,103	9,155	7,187	8,219
Net income from continuing operations	18,909	16,493	12,843	14,828
Loss from discontinued operations before income taxes	(1,811)	(1,944)	(2,074)	(1,413)
Income tax benefit from discontinued operations	(688)	(740)	(787)	(537)
Net loss from discontinued operations	(1,123)	(1,204)	(1,287)	(876)
Net income	17,786	15,289	11,556	13,952
Preferred stock dividend	1,006	980	507	—
Net income available to common shareholders	$16,780	$14,309	$11,049	$13,952
Earnings per common share:
Basic earnings per common share from continuing operations	$0.67	$0.58	$0.46	$0.55
Basic earnings per common share	$0.62	$0.53	$0.41	$0.52
Diluted earnings per common share from continuing operations	$0.62	$0.54	$0.43	$0.52
Diluted earnings per common share	$0.58	$0.50	$0.39	$0.49

NOTE 25 – BUSINESS SEGMENTS

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
The BankMobile segment provides state of the art high tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are a result of the Disbursement business acquisition.

The following tables present the operating results for Customers' reportable business segments for the years ended December 31, 2016, 2015 and 2014. Customers has presented the financial information and disclosures for prior periods to reflect the segment disclosures as if they had been in effect for the periods presented. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned disposition of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 38%.

In the third quarter 2016, Customers announced its intent to sell BankMobile and anticipates a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at December 31, 2016, the assets and liabilities of BankMobile have been presented as "Assets held for sale" and "Liabilities held for sale" on the consolidated balance sheets at December 31, 2016 and 2015. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. For more information on BankMobile discontinued operations, see NOTE 3 - DISCONTINUED OPERATIONS.

The BankMobile segment results presented below differ from the amounts reported as "Discontinued operations" on the consolidated financial statements primarily because of the internal funds transfer pricing methodology used by management to allocate interest income to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	For the Year Ended December 31, 2016
(amounts in thousands)	Community Business Banking	BankMobile		Consolidated
Interest income (1)	$315,643	$6,896	(1)	$322,539
Interest expense	73,004	38		73,042
Net interest income	242,639	6,858		249,497
Provision for loan losses	2,246	795		3,041
Non-interest income	23,165	33,205		56,370
Non-interest expense	131,217	47,014		178,231
Income (loss) before income taxes	132,341	(7,746)		124,595
Income tax expense (benefit)	48,836	(2,943)		45,893
Net income (loss)	83,505	(4,803)		78,702
Preferred stock dividends	9,515	—		9,515
Net income (loss) available to common shareholders	$73,990	$(4,803)		$69,187

Goodwill and other intangibles	$3,639	$13,982		$17,621
Total assets	$9,303,465	$79,271		$9,382,736
Total deposits	$6,846,980	$456,795		$7,303,775

	For the Year Ended December 31, 2015
(amounts in thousands)	Community Business Banking	BankMobile		Consolidated
Interest income (1)	$243,404	$6,446	(1)	$249,850
Interest expense	53,536	24		53,560
Net interest income	189,868	6,422		196,290
Provision for loan losses	20,562	4		20,566
Non-interest income	27,573	144		27,717
Non-interest expense	107,569	7,377		114,946
Income (loss) before income taxes	89,310	(815)		88,495
Income tax expense (benefit)	30,221	(309)		29,912
Net income (loss)	59,089	(506)		58,583
Preferred stock dividends	2,493	—		2,493
Net income (loss) available to common shareholders	$56,596	$(506)		$56,090

Goodwill and other intangibles	$3,651	$—		$3,651
Total assets	$8,395,525	$2,680		$8,398,205
Total deposits	$5,662,433	$247,068		$5,909,501

(1) - Amounts reported include funds transfer pricing of $6.9 million and $6.4 million, respectively, for the years ended December 31, 2016, and 2015 credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	For the Year Ended December 31, 2014
(amounts in thousands)	Community Business Banking	BankMobile		Consolidated
Interest income (1)	$186,089	$4,338	(1)	$190,427
Interest expense	38,485	19		38,504
Net interest income	147,604	4,319		151,923
Provision for loan losses	14,747	—		14,747
Non-interest income	25,126	—		25,126
Non-interest expense	96,788	2,126		98,914
Income before income taxes	61,195	2,193		63,388
Income tax expense	19,340	834		20,174
Net income	41,855	1,359		43,214
Preferred stock dividends	—	—		—
Net income available to common shareholders	$41,855	$1,359		$43,214

Goodwill and other intangibles	$3,664	$—		$3,664
Total assets	$6,819,354	$2,146		$6,821,500
Total deposits	$4,296,242	$236,296		$4,532,538

(1) - Amounts reported include funds transfer pricing of $4.3 million for the year ended December 31, 2014 credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

NOTE 26 - SUBSEQUENT EVENTS

On March 7, 2017, Customers entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Flagship Community Bank (“Flagship”). Subject to the terms and conditions of the Purchase Agreement, Customers will sell to Flagship the assets, and Flagship will assume from Customers the liabilities, of the BankMobile division of Customers Bank. The purchase price to be paid by Flagship to Customers is $175 million, which is subject to adjustment as provided in the Purchase Agreement. Customers expects that its net proceeds on the closing of the transaction will be approximately $173 million, and expects to realize a pre-tax net benefit from this transaction of approximately $100 million, considering the expected purchase price adjustments, fees, expenses, and the payment of transaction-based compensation of approximately $24.5 million to certain Customers’ employees, pursuant to the terms previously disclosed by Customers in its Current Report on Form 8-K filed December 30, 2016.

The transaction has been approved by the respective board of directors of Customers Bancorp, Customers Bank and Flagship. Certain matters related to the transaction must be approved by the shareholders of Flagship, which will be considered and voted on at a special meeting of Flagship’s shareholders to be held not later than May 31, 2017.

Completion of the transaction is subject to certain closing conditions, including (i) receipt of required regulatory approvals, (ii) Flagship obtaining financing in an amount not less than $260 million, (iii) approval by Flagship shareholders of certain matters related to the transaction and (iv) certain other customary conditions.

The Purchase Agreement includes customary representations, warranties and covenants of the parties and contains certain termination rights for both Customers and Flagship. The executed Purchase Agreement was included as Exhibit 2.1 to the Current Report on Form 8-K filed on March 8, 2017.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Customers Bancorp is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles. Management believes that the consolidated financial statements of Customers Bancorp fairly reflect the form and substance of transactions and that the financial statements fairly represent Customers Bancorp’s financial position and results of operations. Management has included in Customers Bancorp’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.
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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.
Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.
Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2016. BDO USA, LLP’s attestation report, which appears in Part II, Item 8, "Financial Statements and Supplementary Data," is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During fourth quarter 2016, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Bancorp’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2017 annual meeting in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2017 annual meeting in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement for the 2017 annual meeting in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2017 annual meeting in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2017 annual meeting in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

2.1
Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.2
Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3
Asset Purchase Agreement dated as of December 15, 2015 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

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

4.4
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

4.5
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

Exhibit No.	Description
4.6	6.375% Global Note in aggregate principal amount of $55,000,000, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

4.7
Amendment to First Supplemental Indenture, dated August 27, 2013, by and between Customers Bancorp, Inc. and Wilmington Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on August 29, 2013

4.8	6.375% Global Note in aggregate principal amount of $8,250,000, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on August 29, 2013

4.9
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate) incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on June 26, 2014

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

10.12+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.13+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.14+
Change of Control Agreement, dated as of December 22, 2012, by and between Customers Bancorp, Inc. and Ken Keiser, incorporated by reference to Exhibit 10.14 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.15+
Employment Agreement, dated as of August 5, 2013, by and between Customers Bancorp, Inc. and Robert Wahlman, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

Exhibit No.	Description
10.16+
Employment Agreement, dated as of March 1, 2014, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.16 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.17+
Amendment to Employment Agreement, dated as of February 26, 2016, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.18
Termination and Non-Renewal Agreement, dated as of April 4, 2013, by and among Customers Bancorp, Inc., Acacia Life Insurance Company, and Ameritas Life Insurance Corp., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on April 10, 2013

10.19
At Market Issuance Sales Agreement dated as of December 23, 2015, by and among the Company, FBR Capital Markets & Co., MLV & Co. LLC and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 23, 2015

10.20	Termination of At Market Issuance Sales Agreement dated as of January 20, 2016, incorporated by reference to Exhibit 10.20 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.21
Transition Services Agreement dated as of June 15, 2016 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 16, 2016

10.22
At Market Issuance Sales Agreement dated as of August 11, 2016, by and among Customers Bancorp, FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 11, 2016

10.23
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 6, 2016, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.24
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.25
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.26
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

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

101
Interactive Data Files regarding (a) Balance Sheets as of December 31, 2016 and 2015, (b) Statements of Income for the years ended December 31, 2016, 2015 and 2014, (c) Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (d) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (f) Notes to Financial Statements for the years ended December 31, 2016, 2015 and 2014.

+	Management Contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

March 8, 2017	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

March 8, 2017	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 8, 2017
Jay S. Sidhu

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer (principal financial officer)	March 8, 2017
Robert E. Wahlman

/s/ Carla A. Leibold	Senior Vice President - Chief Accounting Officer and Controller (principal accounting officer)	March 8, 2017
Carla A. Leibold

/s/ Daniel K. Rothermel	Director
Daniel K. Rothermel		March 8, 2017

/s/ Bhanu Choudhrie	Director
Bhanu Choudhrie		March 8, 2017

/s/ Andrea R. Allon	Director
Andrea R. Allon		March 8, 2017

/s/ T. Lawrence Way	Director
T. Lawrence Way		March 8, 2017

/s/ Rick B. Burkey	Director
Rick B. Burkey		March 8, 2017

/s/ Steven J. Zuckerman	Director
Steven J. Zuckerman		March 8, 2017