Form 10-Q
period 2017-03-31
Customers Bancorp, Inc.
filed 2017-05-10
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
On May 5, 2017, 30,636,327 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Controls and Procedures	67

PART II

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

SIGNATURES		73

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$5,004	$17,485
Interest-earning deposits	152,126	227,224
Cash and cash equivalents	157,130	244,709
Investment securities available for sale, at fair value	1,017,300	493,474
Loans held for sale, at fair value	1,684,548	2,117,510
Loans receivable	6,596,747	6,142,390
Allowance for loan losses	(39,883)	(37,315)
Total loans receivable, net of allowance for loan losses	6,556,864	6,105,075
FHLB, Federal Reserve Bank, and other restricted stock	85,218	68,408
Accrued interest receivable	25,603	23,690
Bank premises and equipment, net	11,830	12,259
Bank-owned life insurance	213,005	161,494
Other real estate owned	2,738	3,108
Goodwill and other intangibles	3,636	3,639
Assets held for sale	72,915	79,271
Other assets	75,849	70,099
Total assets	$9,906,636	$9,382,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$507,278	$512,664
Interest-bearing	6,119,783	6,334,316
Total deposits	6,627,061	6,846,980
Non-interest bearing deposits held for sale	702,410	453,394
Federal funds purchased	215,000	83,000
FHLB advances	1,206,550	868,800
Other borrowings	87,289	87,123
Subordinated debt	108,807	108,783
Other liabilities held for sale	36,382	31,403
Accrued interest payable and other liabilities	43,320	47,381
Total liabilities	9,026,819	8,526,864
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,166,587 and 30,820,177 shares issued as of March 31, 2017 and December 31, 2016; 30,636,327 and 30,289,917 shares outstanding as of March 31, 2017 and December 31, 2016	31,167	30,820
Additional paid in capital	428,454	427,008
Retained earnings	215,830	193,698
Accumulated other comprehensive loss, net	(4,872)	(4,892)
Treasury stock, at cost (530,260 shares as of March 31, 2017 and December 31, 2016)	(8,233)	(8,233)
Total shareholders’ equity	879,817	855,872
Total liabilities and shareholders’ equity	$9,906,636	$9,382,736
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans receivable	$61,461	$54,472
Loans held for sale	13,946	14,106
Investment securities	5,887	3,709
Other	1,800	1,111
Total interest income	83,094	73,398
Interest expense:
Deposits	14,317	10,208
Other borrowings	1,608	1,606
FHLB advances	3,060	2,268
Subordinated debt	1,685	1,685
Total interest expense	20,670	15,767
Net interest income	62,424	57,631
Provision for loan losses	3,050	1,980
Net interest income after provision for loan losses	59,374	55,651
Non-interest income:
Mortgage warehouse transactional fees	2,221	2,548
Bank-owned life insurance	1,367	1,123
Gain on sale of loans	1,328	644
Deposit fees	324	254
Interchange and card revenue	203	144
Mortgage loans and banking income	155	165
Gain on sale of investment securities	—	26
Impairment loss on investment securities	(1,703)	—
Other	1,532	363
Total non-interest income	5,427	5,267
Non-interest expense:
Salaries and employee benefits	16,163	16,397
Technology, communication and bank operations	3,319	2,385
Professional services	2,993	2,321
Occupancy	2,586	2,238
FDIC assessments, taxes, and regulatory fees	1,632	3,841
Loan workout	521	418
Advertising and promotion	180	142
Other real estate owned (income) expense	(55)	287
Other	2,808	3,842
Total non-interest expense	30,147	31,871
Income from continuing operations before income tax expense	34,654	29,047
Income tax expense	7,730	9,739
Net income from continuing operations	26,924	19,308
Loss from discontinued operations before tax expense	(1,898)	(1,812)
Income tax benefit from discontinued operations	(721)	(688)
Net loss from discontinued operations	(1,177)	(1,124)
Net income	25,747	18,184
Preferred stock dividends	3,615	1,286
Net income available to common shareholders	$22,132	$16,898
Basic earnings per common share from continuing operations	$0.77	$0.67
Basic earnings per common share	$0.73	$0.63
Diluted earnings per common share from continuing operations	$0.71	$0.62
Diluted earnings per common share	$0.67	$0.58
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income from continuing operations	$26,924	$19,308
Net loss from discontinued operations	(1,177)	(1,124)
Net income	25,747	18,184
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on securities arising during the period	(1,123)	6,867
Income tax effect	438	(2,575)
Reclassification adjustments for losses (gains) on securities included in net income	—	(26)
Income tax effect	—	10
Net unrealized gains (losses) on available-for-sale securities	(685)	4,276
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	329	(2,600)
Income tax effect	(128)	975
Reclassification adjustment for losses included in net income	827	—
Income tax effect	(323)	—
Net unrealized gains (losses) on cash flow hedges	705	(1,625)
Other comprehensive income, net of income tax effect	20	2,651
Comprehensive income	$25,767	$20,835
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income from continuing operations	—	—	—	—	—	26,924	—	—	26,924
Net loss from discontinued operations	—	—	—	—	—	(1,177)	—	—	(1,177)
Other comprehensive income	—	—	—	—	—	—	20	—	20
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	1,413	—	—	—	1,413
Exercise of warrants	—	—	43,974	44	376	—	—	—	420
Issuance of common stock under share-based compensation arrangements	—	—	302,436	303	(343)	—	—	—	(40)
Balance, March 31, 2017	9,000,000	$217,471	30,636,327	$31,167	$428,454	$215,830	$(4,872)	$(8,233)	$879,817

	Three Months Ended March 31, 2016
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income from continuing operations	—	—	—	—	—	19,308	—	—	19,308
Net loss from discontinued operations	—	—	—	—	—	(1,124)	—	—	(1,124)
Other comprehensive income	—	—	—	—	—	—	2,651	—	2,651
Issuance of common stock, net of offering costs of $15	—	—	7,291	7	152	—	—	—	159
Issuance of preferred stock, net of offering costs of $892	1,000,000	24,108	—	—	—	—	—	—	24,108
Preferred stock dividends	—	—	—	—	—	(1,286)	—		(1,286)
Share-based compensation expense	—	—	—	—	1,402	—	—	—	1,402
Exercise of warrants	—	—	12,377	12	106	—	—	—	118
Issuance of common stock under share-based compensation arrangements	—	—	115,536	116	(105)	—	—	—	11
Balance, March 31, 2016	3,300,000	$79,677	27,037,005	$27,567	$364,162	$141,409	$(5,333)	$(8,233)	$599,249
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$26,924	$19,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	3,050	1,980
Provision for depreciation and amortization	1,307	846
Share-based compensation	1,641	1,689
Deferred taxes	(284)	468
Net amortization of investment securities premiums and discounts	111	205
Gain on sale of investment securities	—	(26)
Impairment loss on investment securities	1,703	—
Gain on sale of mortgages and other loans	(1,421)	(810)
Origination of loans held for sale	(6,401,005)	(6,876,748)
Proceeds from the sale of loans held for sale	6,834,060	6,693,763
Decrease in FDIC loss sharing receivable net of clawback liability	—	304
Amortization (accretion) of fair value discounts and premiums	27	(114)
Net (gain) loss on sales of other real estate owned	(103)	15
Valuation and other adjustments to other real estate owned, net of FDIC receivable	23	170
Earnings on investment in bank-owned life insurance	(1,367)	(1,123)
Increase in accrued interest receivable and other assets	(7,794)	(21,519)
(Decrease) increase in accrued interest payable and other liabilities	(3,215)	4,288
Net Cash Provided By (Used In) Operating Activities of Continuing Operations	453,657	(177,304)
Cash Flows from Investing Activities of Continuing Operations
Proceeds from maturities, calls and principal repayments of securities available for sale	11,781	12,902
Proceeds from sales of investment securities available for sale	—	2,848
Purchases of investment securities available for sale	(538,544)	(5,000)
Net increase in loans	(387,069)	(449,066)
Proceeds from sales of loans	105,448	6,946
Purchase of loans	(171,839)	—
Purchases of bank-owned life insurance	(50,000)	—
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(16,810)	(1,428)
Payments to the FDIC on loss sharing agreements	—	(320)
Purchases of bank premises and equipment	(195)	(1,615)
Proceeds from sales of other real estate owned	450	86
Net Cash Used In Investing Activities of Continuing Operations	(1,046,778)	(434,647)
Cash Flows from Financing Activities of Continuing Operations
Net (decrease) increase in deposits	(219,919)	479,449
Net increase (decrease) in short-term borrowed funds from the FHLB	337,750	(16,600)
Net increase in federal funds purchased	132,000	10,000
Proceeds from long-term FHLB borrowings	—	25,000
Net proceeds from issuance of preferred stock	—	24,108
Preferred stock dividends paid	(3,615)	(1,214)
Exercise and redemption of warrants	420	118
Payments of employee taxes withheld from share-based awards	(2,172)	(702)
Proceeds from issuance of common stock	1,716	1,309
Net Cash Provided By Financing Activities of Continuing Operations	246,180	521,468
Net Decrease in Cash and Cash Equivalents of Continuing Operations	(346,941)	(90,483)
Discontinued Operations:
Net cash used in operating activities	(1,643)	(1,201)
Net cash provided by investing activities	9,381	60
Net cash provided by financing activities	251,624	89,669
Net Cash Flows Provided by Discontinued Operations	259,362	88,528
Net Decrease in Cash and Cash Equivalents	(87,579)	(1,955)
Cash and Cash Equivalents – Beginning	244,709	264,593
Cash and Cash Equivalents – Ending	$157,130	$262,638

	(continued)

Supplementary Cash Flows Information
Interest paid	$17,015	$13,018
Income taxes paid	2,348	15,789
Non-cash items:
Transfer of loans to other real estate owned	$—	$320
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan, New York; and nationally for certain loan and deposit products.  The Bank has 14 full-service branches and provides commercial banking products, primarily loans and deposits. Customers Bank administratively supports loan and other financial products to customers through its limited-purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies.
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. The combination of the BankMobile technology software platform with the OneAccount Student Checking and Refund Management Disbursement Services business (the "Disbursement business") acquired from Higher One Holdings, Inc. and Higher One, Inc. (together, "Higher One") propelled BankMobile to one of the largest mobile banking services in the United States by number of customers. Customers has announced its intent to sell BankMobile and anticipates the sale to close in 2017. Accordingly, BankMobile has been classified as "held for sale" in the consolidated balance sheets and BankMobile's operating results and associated cash flows have been presented as discontinued operations in the consolidated financial statements, see NOTE 3 - DISCONTINUED OPERATIONS.
Customers is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

NOTE 2 - ACQUISITION ACTIVITY
On June 15, 2016, Customers completed the acquisition of substantially all of the assets and the assumption of certain liabilities of the Disbursement business from Higher One. The acquisition was completed pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") dated as of December 15, 2015 between Customers and Higher One. Under the terms of the Purchase Agreement, Customers also acquired all existing relationships with vendors and educational institutions, and all intellectual property and assumed normal business related liabilities. In conjunction with the acquisition, Customers hired approximately 225 Higher One employees primarily located in New Haven, Connecticut that manage the Disbursement business and serve the Disbursement business customers.

The transaction contemplates aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers is $37 million in cash, with the payments to be made as follows: (i) $17 million in cash paid upon the closing of the acquisition, (ii) $10 million in cash upon the first anniversary of the closing and (iii) $10 million in cash paid upon the second anniversary of the closing. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One will provide certain transition services to Customers through June 30, 2017. As consideration for these services, Customers will pay Higher One an additional $5 million in cash. Customers also will be required to make additional payments to Higher One if, during the three years following the closing, revenues from the Disbursement business exceed $75 million in a year. The potential payment is equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of March 31, 2017, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. The escrow account with $20 million in aggregate restricted cash and the corresponding obligation to pay Higher One pursuant to the terms of the Purchase Agreement have been assigned to BankMobile and are presented as "Assets held for sale" and "Other liabilities held for sale" on the March 31, 2017 and December 31, 2016 consolidated balance sheets. For more information regarding Customers' plans for BankMobile and the presentation of BankMobile within the consolidated financial statements, see NOTE 3 - DISCONTINUED OPERATIONS.

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

The fair value for the developed software was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology giving consideration to potential obsolescence. The developed software was being amortized over ten years based on the estimated economic benefits received. The fair values for the other intangible assets represent the value of existing student and university relationships and a non-compete agreement with Higher One based on estimated retention rates and discounted cash flows. Other intangible assets were being amortized over an estimated life ranging from four to twenty years. Because BankMobile has been classified as held for sale, these assets are reported at the lower of cost or market on the consolidated balance sheet and are no longer being amortized. At March 31, 2017, Customers estimated the fair values of these assets to be higher than their amortized cost basis. Accordingly, a lower of cost or fair value adjustment was not recorded in first quarter 2017.

NOTE 3 – DISCONTINUED OPERATIONS

In third quarter 2016, Customers announced its intent to sell BankMobile. Customers anticipates a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at March 31, 2017, the assets and liabilities of BankMobile have been presented as "Assets held for sale," "Non-interest bearing deposits held for sale," and "Other liabilities held for sale" on the consolidated balance sheets at March 31, 2017 and December 31, 2016. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements, and prior period amounts have been reclassified to conform with the current period presentation. BankMobile will continue to be presented as "Discontinued operations" until completion of the sale or at such time that BankMobile no longer meets the held-for-sale criteria.

The following summarized financial information related to BankMobile has been segregated from continuing operations and reported as discontinued operations for the periods presented. The amounts presented below exclude the effect of internal allocations made by management when assessing the performance of the BankMobile operating segment. For more information on the BankMobile operating segment, see NOTE 13 - BUSINESS SEGMENTS.

	Three Months Ended March 31,
(amounts in thousands)	2017	2016
Discontinued operations:
Interest income	$—	$—
Interest expense	6	4
Net interest income	(6)	(4)
Non-interest income	17,327	227
Non-interest expense	19,219	2,035
Loss from discontinued operations before income tax benefit	(1,898)	(1,812)
Income tax benefit	(721)	(688)
Net loss from discontinued operations	$(1,177)	$(1,124)

The assets and liabilities held for sale on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
(amounts in thousands)
ASSETS
Cash and cash equivalents (1)	$20,160	$20,000
Loans receivable	2,696	12,248
Bank premises and equipment, net	682	510
Goodwill and other intangibles	13,982	13,982
Other assets	35,395	32,531
Assets held for sale	$72,915	$79,271
LIABILITIES
Demand, non-interest bearing deposits	$702,410	$453,394
Other liabilities:
Interest bearing deposits	6,009	3,401
Accrued expenses and other liabilities (1)	30,373	28,002
Other liabilities held for sale	36,382	31,403
Liabilities held for sale	$738,792	$484,797

(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing, which has been placed into an escrow account with a third party (aggregate amount of $20 million in restricted cash).

Customers anticipates that cash, securities or loans (or a combination thereof) with a market value equal to approximately the amount of BankMobile deposits outstanding at the time the anticipated sale closes will be included in the net assets transferred pursuant to the terms of the purchase and sale agreement.

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2016 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2016 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 8, 2017. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Goodwill and other Intangible Assets; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable and Clawback Liability; Bank-Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Segments; Derivative Instruments and Hedging; Comprehensive Income; and Earnings per Share. Certain prior period amounts have been reclassified to conform to current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.
There have been no material changes to Customers' significant accounting policies as disclosed in Customers' Annual Report on Form 10-K for the year ended December 31, 2016. Presented below are recently issued accounting standards that Customers has adopted as well as those that the Financial Accounting Standards Board (“FASB”) has issued but are not yet effective or that Customers has not yet adopted.

Recently Issued Accounting Standards
Accounting Standards Adopted in 2017
Since January 1, 2017, Customers has adopted the following FASB Accounting Standard Updates (“ASUs”), none of which had a material impact to Customers’ consolidated financial statements:

•
Customers adopted ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, on a prospective basis. This ASU clarifies that a change in the counterparties to a derivative contract (i.e. a novation), in and of itself, does not require the de-designation of a hedging relationship provided that all the other hedge accounting criteria continue to be met.

•
Customers also adopted ASU 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies that a contingency of put or call exercise does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate the other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. As the adoption did not result in any significant impact to Customers’ consolidated financial statements, it did not result in a modified retrospective application.

•
Customers also adopted ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, on a prospective basis. This ASU eliminates the requirement for the retrospective use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence of an investor. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method of accounting.

•
Customers also adopted ASU 2016-17, Consolidation - Interests Held Through Related Parties that are Under Common Control. This ASU amends the guidance included in ASU 2015-02, Consolidation: Amendments to Consolidation Analysis which Customers adopted in first quarter 2016. This ASU makes a narrow amendment and requires that a single decision maker considers indirect economic interests in an entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that VIE. Prior to this amendment, indirect interests held through related parties that are under common control were to be considered equivalent of the single decision maker’s direct interests in their entirety which could result in a single decision maker consolidating the VIE. As the adoption did not result in any significant impact to Customers’ consolidated financial statements, it did not result in a full or modified retrospective application.

Accounting Standards Issued But Not Yet Adopted
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs:  Premium Amortization on Purchased Callable Debt Securities, which requires that premiums for certain callable debt securities held be amortized to their earliest call date. This ASU does not affect the accounting for securities purchased at a discount. This ASU will be effective for Customers for its first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of this new guidance must be applied on a modified retrospective approach. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of the accounting guidance on the sale of nonfinancial assets to non-customers, including partial sales. This ASU defines an in-substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This ASU also unifies the guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This ASU will be effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. The adoption of this new guidance must be applied on a full or modified retrospective basis. Customers does not expect the adoption of this ASU in first quarter 2018 to have a significant impact on its financial condition, results of operations and consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test that requires an entity to determine the implied fair value of its goodwill through a hypothetical purchase price allocation. Instead, under this ASU, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will also be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for Customers for its first reporting period beginning after December 15, 2019. Early adoption is permitted for impairment tests performed after January 1, 2017. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business and clarifies that to be considered a business, the fair value of gross assets acquired (or disposed of) should not be concentrated in a single identifiable asset or a group of similar identifiable assets. In addition, to be considered a business, an acquisition would have to include an input and a substantive process that together will significantly contribute to the ability to create an output. Also, the amendments narrow the definition of the term “output” so that it is consistent with how outputs are defined in ASC Topic 606, Revenue from Contracts with Customers. This ASU is effective for Customers for its first reporting period beginning after December 15, 2017. Adoption of this new guidance must be applied on a prospective basis. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. Customers does not expect the adoption to this ASU to have a significant impact on the presentation of its statement of cash flows.

In October 2016, the FASB issued ASU 2016-16-Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use.
This ASU is effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which aims to reduce the existing diversity in practice with regards to the following specific items in the Statement of Cash Flows:

1.	Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.

2.
Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.

3.
Cash paid by an acquirer soon after a business combination (i.e. approximately three months or less) for the settlement of a contingent consideration liability will be classified in investing activities. Payments made thereafter should be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities.

4.
Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss component included in the settlement.

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
The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. This ASU is effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. Customers is currently evaluating the impact of this ASU and does not expect the ASU to have a material impact on the presentation of its statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This ASU will replace today’s “incurred loss” approach. The CECL model is expected to result in earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for Customers for its first reporting period beginning after December 15, 2019. Earlier adoption is also permitted. Adoption of the new guidance can be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Customers is currently evaluating the impact of this ASU, initiating implementation efforts across the company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to Customers' allowance for loan losses which will depend upon the nature and characteristics of Customers' loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. Customers currently does not intend to early adopt this new guidance.
In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products, that would require issuers of prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), to derecognize the financial liability related to those products for breakage. Breakage is the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash. There is currently a diversity in the methodology used to recognize breakage. Subtopic 405-20, Extinguishment of Liabilities, includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this ASU provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. This ASU is effective for Customers for its first reporting period beginning after December 15, 2017. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. The new standard is effective for Customers for its first reporting period beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Customers is currently evaluating the impact of this ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. Customers does not intend to early adopt this ASU.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for Customers for its first reporting period beginning after December 15, 2017, including interim periods within those fiscal years. Customers is in the process of evaluating the impacts of the adoption of this ASU, however, it does not expect the impact to be significant to its financial condition, results of operations and consolidated financial statements given the immaterial amount of its investment in equity securities.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for Customers for its first reporting period beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.
Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), Customers does not expect the new guidance to have a material impact on the elements of its consolidated statements of operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). Customers intends to adopt this ASU on January 1, 2018 using a modified retrospective approach. Customers’ ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing the related contracts with customers to determine the effect on certain non-interest income items presented in the consolidated statements of operations. As provided above, Customers does not expect the adoption of this ASU to have a significant impact to its financial condition, results of operations and consolidated financial statements.

NOTE 5 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculation for the periods presented.

	Three Months Ended March 31,
	2017	2016
(amounts in thousands, except share and per share data)
Net income from continuing operations available to common shareholders (1)	$23,309	$18,022
Net loss from discontinued operations	(1,177)	(1,124)
Net income available to common shareholders	$22,132	$16,898

Weighted-average number of common shares outstanding - basic	30,407,060	26,945,062
Share-based compensation plans	2,344,929	2,018,563
Warrants	37,171	307,630
Weighted-average number of common shares - diluted	32,789,160	29,271,255

Basic earnings per common share from continuing operations	$0.77	$0.67
Basic loss per common share from discontinued operations	$(0.04)	$(0.04)
Basic earnings per common share	$0.73	$0.63
Diluted earnings per common share from continuing operations	$0.71	$0.62
Diluted loss per common share from discontinued operations	$(0.04)	$(0.04)
Diluted earnings per common share	$0.67	$0.58
(1) Net income from continuing operations, net of preferred stock dividends
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2017	2016
Anti-dilutive securities:
Share-based compensation awards	—	606,995
Warrants	52,242	52,242
Total anti-dilutive securities	52,242	659,237

NOTE 6 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Available-for-sale-securities
(amounts in thousands)	Unrealized Losses	Foreign Currency Items	Total Unrealized Losses	Unrealized Gain (Loss) on Cash Flow Hedge	Total
Balance - December 31, 2016	$(2,681)	$—	$(2,681)	$(2,211)	$(4,892)
Other comprehensive income (loss) before reclassifications	(685)	—	(685)	201	(484)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	—	—	—	504	504
Net current-period other comprehensive income (loss)	(685)	—	(685)	705	20
Balance - March 31, 2017	$(3,366)	$—	$(3,366)	$(1,506)	$(4,872)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

	Three Months Ended March 31, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Other comprehensive income (loss) before reclassifications	4,255	37	4,292	(1,625)	2,667
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(16)	—	(16)	—	(16)
Net current-period other comprehensive income (loss)	4,239	37	4,276	(1,625)	2,651
Balance - March 31, 2016	$(363)	$(547)	$(910)	$(4,423)	$(5,333)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)	Reclassification amounts for available-for-sale securities are reported as gain on sale of investment securities on the consolidated statements of income.

NOTE 7 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of March 31, 2017 and December 31, 2016 are summarized in the tables below:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$221,392	$875	$(2,682)	$219,585
Agency-guaranteed commercial real estate mortgage-backed securities	630,189	67	(4,524)	625,732
Corporate notes (1)	157,694	1,042	(296)	158,440
Equity securities (2)	13,543	—	—	13,543
	$1,022,818	$1,984	$(7,502)	$1,017,300

(1)	Includes subordinated debt issued by other bank holding companies and debt issued by financial services companies.
(2) Includes equity securities issued by a foreign entity.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$233,002	$918	$(2,657)	$231,263
Agency-guaranteed commercial real estate mortgage-backed securities	204,689	—	(2,872)	201,817
Corporate notes (1)	44,932	401	(185)	45,148
Equity securities (2)	15,246	—	—	15,246
	$497,869	$1,319	$(5,714)	$493,474

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Includes equity securities issued by a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$—	$2,848
Gross gains	$—	$26
Gross losses	—	—
Net gains	$—	$26
These gains were determined using the specific identification method and were reported as gains on sale of investment securities included in non-interest income on the consolidated statements of income.

The following table presents available-for-sale debt securities by stated maturity.  Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2017
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	134,547	135,317
Due after ten years	23,147	23,123
Agency-guaranteed residential mortgage-backed securities	221,392	219,585
Agency-guaranteed commercial real estate mortgage-backed securities	630,189	625,732
Total debt securities	$1,009,275	$1,003,757

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$83,634	$(1,275)	$29,970	$(1,407)	$113,604	$(2,682)
Agency-guaranteed commercial real estate mortgage-backed securities	584,835	(4,524)	—	—	584,835	(4,524)
Corporate notes (1)	64,910	(296)	—	—	64,910	(296)
Total	$733,379	$(6,095)	$29,970	$(1,407)	$763,349	$(7,502)
(1) Includes subordinated debt issued by other bank holding companies and debt issued by financial services companies.

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$87,433	$(1,330)	$30,592	$(1,327)	$118,025	$(2,657)
Agency-guaranteed commercial real estate mortgage-backed securities	201,817	(2,872)	—	—	201,817	(2,872)
Corporate notes (1)	9,747	(185)	—	—	9,747	(185)
Total	$298,997	$(4,387)	$30,592	$(1,327)	$329,589	$(5,714)

(1)	Includes subordinated debt issued by other bank holding companies.

At March 31, 2017, there were fifty-five available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes are related to changes in market interest rates and not the issuer's inability to pay interest and principal. All amounts are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At March 31, 2017, management evaluated its equity holdings issued by a foreign entity for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded an other-than-temporary impairment loss of $1.7 million in first quarter 2017 for the full amount of the decline in fair value below the cost basis established at December 31, 2016. The fair value of the equity securities at March 31, 2017 of $13.5 million became the new cost basis of the securities.
At March 31, 2017 and December 31, 2016, Customers Bank had pledged investment securities aggregating $642.4 million and $231.3 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 8 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,684,228	$2,116,815
Consumer loans:
Residential mortgage loans, at fair value	320	695
Loans held for sale	$1,684,548	$2,117,510

Commercial loans held for sale consists of commercial loans to mortgage companies (i.e., mortgage warehouse loans). These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e., the sale event). The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life of 18 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective December 31, 2016, Customers Bank transferred $25.1 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 9 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
(amounts in thousands)
Commercial:
Multi-family	$3,438,482	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	1,390,319	1,370,853
Commercial real estate non-owner occupied	1,230,738	1,193,715
Construction	74,956	64,789
Total commercial loans	6,134,495	5,844,356
Consumer:
Residential real estate	363,264	193,502
Manufactured housing	99,182	101,730
Other	2,640	2,726
Total consumer loans	465,086	297,958
Total loans receivable	6,599,581	6,142,314
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(2,834)	76
Allowance for loan losses	(39,883)	(37,315)
Loans receivable, net of allowance for loan losses	$6,556,864	$6,105,075

The following tables summarize loans receivable by loan type and performance status as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,436,465	$2,017	$3,438,482
Commercial and industrial	2	—	2	17,581	990,418	979	1,008,980
Commercial real estate - owner occupied	—	—	—	2,498	367,003	11,838	381,339
Commercial real estate - non-owner occupied	—	—	—	1,711	1,222,898	6,129	1,230,738
Construction	—	—	—	—	74,956	—	74,956
Residential real estate	3,052	—	3,052	3,247	350,358	6,607	363,264
Manufactured housing (5)	3,873	2,601	6,474	2,065	87,692	2,951	99,182
Other consumer	—	—	—	57	2,355	228	2,640
Total	$6,927	$2,601	$9,528	$27,159	$6,532,145	$30,749	$6,599,581
	December 31, 2016
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$12,573	$—	$12,573	$—	$3,200,322	$2,104	$3,214,999
Commercial and industrial	350	—	350	8,443	967,391	1,037	977,221
Commercial real estate - owner occupied	137	—	137	2,039	379,227	12,229	393,632
Commercial real estate - non-owner occupied	—	—	—	2,057	1,185,331	6,327	1,193,715
Construction	—	—	—	—	64,789	—	64,789
Residential real estate	4,417	—	4,417	2,959	178,559	7,567	193,502
Manufactured housing (5)	3,761	2,813	6,574	2,236	89,850	3,070	101,730
Other consumer	12	—	12	58	2,420	236	2,726
Total	$21,250	$2,813	$24,063	$17,792	$6,067,889	$32,570	$6,142,314

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of March 31, 2017 and December 31, 2016, the Bank had $0.4 million and $0.5 million, respectively, of residential real estate held in other real estate owned. As of March 31, 2017 and December 31, 2016, the Bank had initiated foreclosure proceedings of $1.5 million and $0.4 million, respectively, on loans secured by residential real estate.

Allowance for loan losses
The changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 and the loans and allowance for loan losses by loan class based on impairment evaluation method as of March 31, 2017 and December 31, 2016 were as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing arrangements.

Three Months Ended March 31, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(198)	—	(404)	—	(221)	—	—	(823)
Charge-offs for BankMobile loans (1)	—	—	—	—	—	—	—	(20)	(20)
Recoveries	—	215	—	—	81	21	—	2	319
Recoveries for BankMobile loans (1)	—	—	—	—	—	—	—	42	42
Provision for loan losses	681	1,942	211	357	(36)	(62)	(2)	(41)	3,050
Ending Balance, March 31, 2017	$12,283	$13,009	$2,394	$7,847	$885	$3,080	$284	$101	$39,883
As of March 31, 2017
Loans:
Individually evaluated for impairment	$—	$17,653	$2,507	$1,711	$—	$7,224	$10,204	$56	$39,355
Collectively evaluated for impairment	3,436,465	990,348	366,994	1,222,898	74,956	349,433	86,027	2,356	6,529,477
Loans acquired with credit deterioration	2,017	979	11,838	6,129	—	6,607	2,951	228	30,749
	$3,438,482	$1,008,980	$381,339	$1,230,738	$74,956	$363,264	$99,182	$2,640	$6,599,581
Allowance for loan losses:
Individually evaluated for impairment	$—	$3,329	$402	$63	$—	$112	$4	$—	$3,910
Collectively evaluated for impairment	12,283	9,311	1,992	4,767	885	2,264	83	42	31,627
Loans acquired with credit deterioration	—	369	—	3,017	—	704	197	59	4,346
	$12,283	$13,009	$2,394	$7,847	$885	$3,080	$284	$101	$39,883
(1) Includes activities for BankMobile related loans, primarily overdrawn deposit accounts.

Three Months Ended March 31, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	—	—	—	—	—	—	(42)	(42)
Recoveries	—	56	—	8	433	—	—	—	497
Provision for loan losses	119	1,039	62	120	(243)	378	(26)	54	1,503
Ending Balance, March 31, 2016	$12,135	$9,959	$1,410	$8,548	$1,264	$3,676	$468	$145	$37,605
As of December 31, 2016
Loans:
Individually evaluated for impairment	$—	$8,516	$2,050	$2,151	$—	$6,972	$9,665	$57	$29,411
Collectively evaluated for impairment	3,212,895	967,668	379,353	1,185,237	64,789	178,963	88,995	2,433	6,080,333
Loans acquired with credit deterioration	2,104	1,037	12,229	6,327	—	7,567	3,070	236	32,570
	$3,214,999	$977,221	$393,632	$1,193,715	$64,789	$193,502	$101,730	$2,726	$6,142,314
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,024	$287	$14	$—	$35	$—	$—	$1,360
Collectively evaluated for impairment	11,602	9,686	1,896	4,626	772	2,414	88	60	31,144
Loans acquired with credit deterioration	—	340	—	3,254	68	893	198	58	4,811
	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Certain manufactured housing loans were purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At March 31, 2017 and December 31, 2016, funds available for reimbursement, if necessary, were $0.8 million and $1.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of March 31, 2017 and December 31, 2016 and the average recorded investment and interest income recognized for the three months ended March 31, 2017 and 2016. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	March 31, 2017			Three Months Ended March 31, 2017
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$6,100	$6,162	$—	$4,248	$50
Commercial real estate owner occupied	1,659	1,658	—	1,435	15
Commercial real estate non-owner occupied	1,585	2,102	—	1,794	2
Other consumer	56	57	—	57	—
Residential real estate	2,321	2,433	—	4,502	1
Manufactured housing	10,001	10,001	—	9,833	141
With an allowance recorded:
Commercial and industrial	11,553	11,553	3,329	8,837	81
Commercial real estate owner occupied	848	848	402	844	1
Commercial real estate non-owner occupied	126	180	63	138	—
Residential real estate	4,903	4,903	112	2,597	39
Manufactured housing	203	203	4	102	3
Total	$39,355	$40,100	$3,910	$34,387	$333

	December 31, 2016			Three Months Ended March 31, 2016
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$331	$—
Commercial and industrial	2,396	3,430	—	15,503	187
Commercial real estate owner occupied	1,210	1,210	—	9,121	94
Commercial real estate non-owner occupied	2,002	2,114	—	4,180	23
Other consumer	57	57	—	47	—
Residential real estate	6,682	6,749	—	4,243	24
Manufactured housing	9,665	9,665	—	8,599	109
With an allowance recorded:
Multi-family	—	—	—	197	5
Commercial and industrial	6,120	6,120	1,024	6,951	71
Commercial real estate - owner occupied	840	840	287	12	—
Commercial real estate non-owner occupied	149	204	14	548	2
Other consumer	—	—	—	73	—
Residential real estate	290	303	35	542	—
Total	$29,411	$30,692	$1,360	$50,347	$515
Troubled Debt Restructurings
At March 31, 2017 and December 31, 2016, there were $16.8 million and $16.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
Modification of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.
The following table presents loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2017 and 2016. There were no modifications that involved forgiveness of debt.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	1	$348	3	$1,995
Interest-rate reductions	20	855	23	864
Total	21	$1,203	26	$2,859

The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	1	$348	1	$76
Commercial real estate non-owner occupied	—	—	1	1,844
Manufactured housing	20	855	23	864
Residential real estate	—	—	1	75
Total loans	21	$1,203	26	$2,859
As of March 31, 2017 and December 31, 2016, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of March 31, 2017, five manufactured housing loans totaling $0.2 million that were modified in TDRs within the past twelve months, defaulted on payments. As of March 31, 2016, thirty-six manufactured housing loans totaling $1.9 million, two commercial and industrial loans totaling $0.5 million and one commercial real estate non-owner occupied loan totaling $0.2 million that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was one specific allowance as a result of TDR modifications during the three months ended March 31, 2017, totaling $1 thousand for one manufactured housing loan. There were three specific allowances resulting from TDR modifications during the three months ended March 31, 2016, totaling $0.2 million for two commercial and industrial loans, and $0.1 million for one commercial real estate non-owner occupied loans.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
(amounts in thousands)
Accretable yield balance as of December 31,	$10,202	$12,947
Accretion to interest income	(493)	(470)
Reclassification from nonaccretable difference and disposals, net	(333)	145
Accretable yield balance as of March 31,	$9,376	$12,622

Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
Losses incurred on covered loans were eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans were subject to evaluation. Decreases in the present value of expected cash flows on the covered loans were recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC indemnification asset was increased reflecting an estimated future collection from the FDIC, which was recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increased such that a previously recorded impairment could be reversed, the Bank recorded a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows from the FDIC loss sharing receivable, when there were no previously recorded impairments, were considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements were recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense).

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
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effects of the estimated clawback liability and the termination agreement, for the three months ended March 31, 2017 and 2016.

	Allowance for Loan Losses
	Three Months Ended March 31,
(amounts in thousands)	2017	2016
Ending balance as of December 31,	$37,315	$35,647
Provision for loan losses (1)	3,050	1,503
Charge-offs	(823)	(42)
Charge-offs for BankMobile loans	(20)	—
Recoveries	319	497
Recoveries for BankMobile loans	42	—
Ending balance as of March 31,	$39,883	$37,605

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended March 31,
(amounts in thousands)	2017	2016
Ending balance as of December 31,	$—	$(2,083)
Decreased estimated cash flows (2)	—	(477)
Other activity, net (a)	—	(304)
Cash payments to the FDIC	—	320
Ending balance as of March 31,	$—	$(2,544)

(1) Provision for loan losses	$3,050	$1,503
(2) Effect attributable to FDIC loss share arrangements	—	477
Net amount reported as provision for loan losses	$3,050	$1,980

(a) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualified for reimbursement under the FDIC loss sharing agreements.
Credit Quality Indicators
Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, construction, and residential real estate loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed,” basis. Manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
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
The following tables present the credit ratings of loans receivable as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,397,019	$975,431	$367,935	$1,213,427	$54,343	$359,919	$—	$—	$6,368,074
Special Mention	37,351	12,086	7,449	8,674	20,613	—	—	—	86,173
Substandard	4,112	21,463	5,955	8,637	—	3,345	—	—	43,512
Performing (1)	—	—	—	—	—	—	90,643	2,583	93,226
Non-performing (2)	—	—	—	—	—	—	8,539	57	8,596
Total	$3,438,482	$1,008,980	$381,339	$1,230,738	$74,956	$363,264	$99,182	$2,640	$6,599,581

	December 31, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,198,290	$943,356	$375,919	$1,175,850	$50,291	$189,919	$—	$—	$5,933,625
Special Mention	—	19,552	12,065	10,824	14,498	—	—	—	56,939
Substandard	16,709	14,313	5,648	7,041	—	3,583	—	—	47,294
Performing (1)	—	—	—	—	—	—	92,920	2,656	95,576
Non-performing (2)	—	—	—	—	—	—	8,810	70	8,880
Total	$3,214,999	$977,221	$393,632	$1,193,715	$64,789	$193,502	$101,730	$2,726	$6,142,314

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Loan Purchases and Sales
In first quarter 2017, Customers purchased $174.2 million of thirty-year fixed-rate residential mortgage loans from Florida-based Everbank. The purchase price was 98.5% of loans outstanding. There were no loan purchases during first quarter 2016.

In first quarter 2017, Customers sold $94.9 million of multi-family loans for $95.4 million resulting in a gain on sale of $0.5 million and $8.7 million of Small Business Administration loans resulting in a gain on sale of $0.8 million. In first quarter 2016, Customers sold $6.9 million of Small Business Administration loans resulting in a gain on sale of $0.6 million.

None of these purchases and sales during the first quarter 2017 and 2016 materially affected the credit profile of Customers’ related loan portfolio.

NOTE 10 — REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2017 and December 31, 2016, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
The Dodd-Frank Act required the Federal Reserve Bank to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depositary subsidiaries. In 2013, the federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms effective January 1, 2015, that (i) introduced a new capital ratio pursuant to the prompt corrective action provisions, the common equity tier 1 capital to risk weighted assets ratio, (ii) increased the adequately capitalized and well capitalized thresholds for the Tier 1 risk based capital ratios to 6% and 8%, respectively, (iii) changed the treatment of certain capital components for determining Tier 1 and Tier 2 capital, and (iv) changed the risk weighting of certain assets and off-balance sheet items in determining risk weighted assets.

Generally, to be considered adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$650,108	8.508%	$439,351	5.750%	N/A	N/A
Customers Bank	$874,689	11.474%	$438,318	5.750%	$495,490	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$867,159	11.349%	$553,965	7.250%	N/A	N/A
Customers Bank	$874,689	11.474%	$552,662	7.250%	$609,834	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$992,295	12.987%	$706,782	9.250%	N/A	N/A
Customers Bank	$1,023,545	13.426%	$705,121	9.250%	$762,293	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$867,159	9.037%	$383,806	4.000%	N/A	N/A
Customers Bank	$874,689	9.141%	$382,769	4.000%	$478,461	5.000%
As of December 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%

The risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is being phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

Effective January 1, 2017, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:
(i) a common equity Tier 1 capital ratio of 5.750%;
(ii) a Tier 1 Risk based capital ratio of 7.250%; and
(iii) a Total Risk based capital ratio of 9.250%.

Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. FASB Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under the FASB ASC Topic 820, Fair Value Measurements and Disclosures, as explained below.
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
Level 3: Prices or valuation techniques that require adjustments to inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2017 and December 31, 2016:
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
Impaired loans:
Impaired loans are those loans that are accounted for under ASC 310, Receivables, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flow analysis.  Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans or discounted cash flows based upon the expected proceeds.  These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

Borrowings:
Borrowings consist of long-term and short-term FHLB advances, 5-year senior unsecured notes, and subordinated debt. For overnight borrowings, the carrying amounts are considered reasonable estimates of fair value and are classified as Level 1 fair value measurements. Fair values of all other FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial adviser using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63 million senior unsecured notes issued during third quarter 2013 are traded on The New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.
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
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bank generally uses commitments on hand from third- party investors to estimate an exit price and adjusts for the probability of the commitment being exercised based on the Bank’s internal experience (i.e., pull-through rate). These assets and liabilities are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Derivative assets and liabilities are presented in "Other assets" and "Accrued interest payable and other liabilities" on the consolidated balance sheet.
Assets and Liabilities held for sale

Assets and liabilities held for sale are recorded at the lower of cost basis or market value. Assets classified as held for sale at March 31, 2017 were $72.9 million. Included in assets held for sale were financial instruments including cash and cash equivalents of $20.2 million (Level 1) and loans receivable of $2.7 million (Level 3). The remaining assets designated as held for sale consist of goodwill, intangibles and other assets not considered financial instruments. Liabilities classified as held for sale consisted primarily of $708.4 million million of transaction deposit accounts (Level 1). The remaining liabilities classified as held for sale consist of accrued liabilities not considered financial instruments under ASC 825 - Financial Instruments.
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

The estimated fair values of Customers' financial instruments at March 31, 2017 and December 31, 2016 were as follows:

			Fair Value Measurements at March 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$157,130	$157,130	$157,130	$—	$—
Investment securities, available for sale	1,017,300	1,017,300	13,543	1,003,757	—
Loans held for sale	1,684,548	1,684,548	—	1,684,548	—
Loans receivable, net of allowance for loan losses	6,556,864	6,605,634	—	—	6,605,634
FHLB, Federal Reserve Bank and other restricted stock	85,218	85,218	—	85,218	—
Derivatives	11,076	11,076	—	10,981	95
Assets held for sale	22,856	22,856	20,160	—	2,696
Liabilities:
Deposits	$6,627,061	$6,626,141	$4,065,592	$2,560,549	$—
Deposits held for sale	708,419	708,419	708,419	—	—
Federal funds purchased	215,000	215,000	215,000	—	—
FHLB advances	1,206,550	1,206,490	296,550	909,940	—
Other borrowings	87,289	92,064	66,564	25,500	—
Subordinated debt	108,807	111,650	—	111,650	—
Derivatives	13,374	13,374	—	13,374	—

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$244,709	$244,709	$244,709	$—	$—
Investment securities, available for sale	493,474	493,474	15,246	478,228	—
Loans held for sale	2,117,510	2,117,510	—	2,117,510	—
Loans receivable, net of allowance for loan losses	6,105,075	6,149,773	—	—	6,149,773
FHLB, Federal Reserve Bank and other restricted stock	68,408	68,408	—	68,408	—
Derivatives	10,864	10,864	—	10,819	45
Assets held for sale	32,248	32,248	20,000	—	12,248
Liabilities:
Deposits	$6,846,980	$6,846,868	$4,015,218	$2,831,650	$—
Deposits held for sale	456,795	456,795	456,795	—	—
Federal funds purchased	83,000	83,000	83,000	—	—
FHLB advances	868,800	869,049	688,800	180,249	—
Other borrowings	87,123	91,761	66,261	25,500	—
Subordinated debt	108,783	111,375	—	111,375	—
Derivatives	14,172	14,172	—	14,172	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$219,585	$—	$219,585
Agency guaranteed commercial mortgage-backed securities	—	625,732	—	625,732
Corporate notes	—	158,440	—	158,440
Equity securities	13,543	—	—	13,543
Derivatives	—	10,981	95	11,076
Loans held for sale – fair value option	—	1,684,548	—	1,684,548
Total assets - recurring fair value measurements	$13,543	$2,699,286	$95	$2,712,924
Liabilities
Derivatives	$—	$13,374	$—	$13,374
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $3,910	$—	$—	$15,615	$15,615
Other real estate owned	—	—	2,337	2,337
Total assets - nonrecurring fair value measurements	$—	$—	$17,952	$17,952

	December 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$231,263	$—	$231,263
Agency-guaranteed commercial mortgage-backed securities	—	201,817	—	201,817
Corporate notes	—	45,148	—	45,148
Equity securities	15,246	—	—	15,246
Derivatives	—	10,819	45	10,864
Loans held for sale – fair value option	—	2,117,510	—	2,117,510
Total assets - recurring fair value measurements	$15,246	$2,606,557	$45	$2,621,848
Liabilities
Derivatives	$—	$14,172	$—	$14,172
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $1,360	$—	$—	$6,527	$6,527
Other real estate owned	—	—	2,731	2,731
Total assets - nonrecurring fair value measurements	$—	$—	$9,258	$9,258

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016 are summarized as follows.

	Residential Mortgage Loan Commitments
	Three Months Ended March 31,
	2017	2016
(amounts in thousands)
Balance at December 31,	$45	$45
Issuances	95	73
Settlements	(45)	(45)
Balance at March 31,	$95	$73

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three months ended March 31, 2017 and 2016.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2017 and December 31, 2016 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans	$10,529	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Impaired loans	5,086	Discounted cash flow	Projected cash flows (3)	4 times EBITDA
Other real estate owned	2,337	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	95	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans	$1,431	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Impaired loans	5,096	Discounted cash flow	Projected cash flows (3)	4 times EBITDA
Other real estate owned	2,731	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	90%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

(3)	Projected cash flows of the business derived using EBITDA multiple based on management's best estimate.

(4)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three months ended March 31, 2017 and 2016, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $1.9 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At March 31, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2016, Customers had four outstanding interest rate derivatives with notional amounts totaling $325.0 million that were designated as cash flow hedges of interest rate risk. The hedges expire between January 2018 and April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At March 31, 2017, Customers had 78 interest rate swaps with an aggregate notional amount of $807.6 million related to this program. At December 31, 2016, Customers had 76 interest rate swaps with an aggregate notional amount of $716.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2017 and December 31, 2016, Customers had an outstanding notional balance of residential mortgage loan commitments of $5.2 million and $3.6 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2017 and December 31, 2016, Customers had outstanding notional balances of credit derivatives of $54.2 million and $44.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$311	Other liabilities	$2,779
Total		$311		$2,779
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,536	Other liabilities	$10,586
Credit contracts	Other assets	134	Other liabilities	9
Residential mortgage loan commitments	Other assets	95	Other liabilities	—
Total		$10,765		$10,595

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$3,624
Total		$—		$3,624
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,683	Other liabilities	$10,537
Credit contracts	Other assets	136	Other liabilities	11
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$10,864		$10,548

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$483
Credit contracts	Other non-interest income	—
Residential mortgage loan commitments	Mortgage loan and banking income	50
Total		$533

	Three Months Ended March 31, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(472)
Credit contracts	Other non-interest income	249
Residential mortgage loan commitments	Mortgage loan and banking income	28
Total		$(195)

	Three Months Ended March 31, 2017
	Amount of Income Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$705	Interest expense	$(827)

	Three Months Ended March 31, 2016
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,625)	Interest expense	$—

(1)Amounts presented are net of taxes

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2017, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $8.0 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at March 31, 2017 had posted $8.6 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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
Offsetting of Financial Assets and Derivative Assets
At March 31, 2017

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,310	$—	$5,310	$—	$3,420	$1,890
Offsetting of Financial Liabilities and Derivative Liabilities
At March 31, 2017

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$8,618	$—	$8,618	$—	$8,618	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2016

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,723	$—	$4,723	$—	$—	$4,723

Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2016

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,825	$—	$9,825	$—	$4,472	$5,353

NOTE 13 — BUSINESS SEGMENTS

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
The BankMobile segment provides state of the art high tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full service banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are a result of the Disbursement business acquisition.
The following tables present the operating results for Customers' reportable business segments for the three months ended March 31, 2017 and 2016. Customers has presented the financial information and disclosures for prior periods to reflect the segment disclosures as if they had been in effect for the periods presented. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned disposition of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 38%.
In third quarter 2016, Customers announced its intent to sell BankMobile. Customers anticipates a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at March 31, 2017, the assets and liabilities of BankMobile have been presented as "Assets held for sale," "Non-interest bearing deposits held for sale" and "Other liabilities held for sale" on the consolidated balance sheets at March 31, 2017 and December 31, 2016. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. For more information on BankMobile discontinued operations, see NOTE 3 - DISCONTINUED OPERATIONS.
The BankMobile segment results presented below differ from the amounts reported as "Discontinued operations" on the consolidated financial statements primarily because of the internal funds transfer pricing methodology used by management to allocate interest income to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Three Months Ended March 31, 2017
	Community Business Banking	BankMobile		Consolidated
Interest income	$78,832	$4,262	(1)	$83,094
Interest expense	20,656	20		20,676
Net interest income	58,176	4,242		62,418
Provision for loan losses	3,050	—		3,050
Non-interest income	5,427	17,327		22,754
Non-interest expense	30,147	19,219		49,366
Income before income tax expense	30,406	2,350		32,756
Income tax expense	6,116	893		7,009
Net income	24,290	1,457		25,747
Preferred stock dividends	3,615	—		3,615
Net income available to common shareholders	$20,675	$1,457		$22,132

As of March 31, 2017
Goodwill and other intangibles	$3,636	$13,982		$17,618
Total assets	$9,833,721	$72,915	(2)	$9,906,636
Total deposits	$6,627,061	$708,419		$7,335,480

	Three Months Ended March 31, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$71,673	$1,725	(1)	$73,398
Interest expense	15,764	7		15,771
Net interest income	55,909	1,718		57,627
Provision for loan losses	1,980	—		1,980
Non-interest income	5,267	227		5,494
Non-interest expense	31,871	2,035		33,906
Income (loss) before income tax expense (benefit)	27,325	(90)		27,235
Income tax expense (benefit)	9,085	(34)		9,051
Net income (loss)	18,240	(56)		18,184
Preferred stock dividends	1,286	—		1,286
Net income (loss) available to common shareholders	$16,954	$(56)		$16,898

As of March 31, 2016
Goodwill and other intangibles	$3,648	$—		$3,648
Total assets	$9,036,212	$2,661	(2)	$9,038,873
Total deposits	$6,141,880	$336,735		$6,478,615

(1) - Amounts reported include funds transfer pricing of $4.3 million and $1.7 million, respectively, for the three months ended March 31, 2017 and 2016 credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.
(2) - Amounts reported exclude intra company receivables.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in Customers' Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Our actual results may differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2017.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2016 Form 10-K.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2016 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended March 31, 2017.
Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets and liabilities. Customers considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers' assets and liabilities and its results of operations.
First Quarter Events of Note
Customers Bancorp continued its strong financial performance through first quarter 2017, with record net income available to common shareholders of $22.1 million, or $0.67 per fully diluted common share. Total assets were $9.9 billion at March 31, 2017, an increase of $0.5 billion from December 31, 2016, as Customers continued to moderate its balance sheet growth in recognition of the adverse effect that growth over $10 billion may have on the BankMobile business.

Asset quality remained exceptional with non-performing loans of $27.2 million, or 0.33% of total loans and total non-performing assets (non-performing loans and other real estate owned) only 0.30% of total assets at March 31, 2017, reflecting Customers' conservative lending practices and continued focus on positive operating leverage and risk management. Although slightly elevated from non-performing loans of 0.22% of total loans at December 31, 2016, Customers' level of non-performing loans at March 31, 2017 remained well below industry average non-performing loans of 1.55% and Customers' peer group non-performing loans of 0.89%. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at March 31, 2017. Customers' Tier 1 leverage ratio was 9.04%, and its total risk-based capital ratio was 12.99%, at March 31, 2017.
Customers achieved targeted milestones in first quarter 2017, with a return on average common equity of 13.80%, a return on average assets of 1.09%, and an efficiency ratio from continuing operations of 43.3%. The BankMobile operating segment also became profitable in first quarter 2017, with net income of $1.5 million and total non-interest bearing deposits of $702.4 million. BankMobile remains classified as held for sale at March 31, 2017 and its operating activities are presented as discontinued operations throughout the accompanying consolidated financial statements.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net income available to common shareholders increased $5.2 million, or 31.0%, to $22.1 million for the three months ended March 31, 2017 when compared to net income available to common shareholders of $16.9 million for the three months ended March 31, 2016. The increased net income available to common shareholders primarily resulted from an increase in net interest income of $4.8 million, largely reflecting the growth in interest earning assets over the past twelve months, an increase in non-interest income of $0.2 million, a decrease in non-interest expense of $1.7 million, and a decrease in income tax expense of $2.0 million, partially offset by an increase in the provision for loan losses of $1.1 million and an increase in preferred stock dividends of $2.3 million.
Net interest income from continuing operations of $62.4 million increased $4.8 million, or 8.3%, for the three months ended March 31, 2017 when compared to net interest income from continuing operations of $57.6 million for the three months ended March 31, 2016. This increase resulted primarily from an increase in the average balance of interest-earning assets of $1.2 billion in first quarter 2017, offset in part by a 15-basis-point decline in net interest margin (tax-equivalent) to 2.73% for first quarter 2017 from 2.88% for first quarter 2016.
The provision for loan losses from continuing operations of $3.1 million increased $1.1 million for the three months ended March 31, 2017 when compared to the provision for loan losses from continuing operations of $2.0 million for the three months ended March 31, 2016. This increase was primarily the result of an increase in the outstanding balance of loans receivable of $454.4 million and an increase in specific reserves for impaired loans during first quarter 2017.
Non-interest income from continuing operations of $5.4 million increased $0.2 million, or 3.0%, for the three months ended March 31, 2017 when compared to non-interest income from continuing operations of $5.3 million for the three months ended March 31, 2016. This increase was primarily the result of increased gains on sales of loans of $0.7 million, increased income from derivative-and-hedging-related activity of $0.7 million, increased loan fees of $0.3 million and increased income from bank-owned life insurance policies of $0.2 million, offset in part by a $1.7 million other-than-temporary impairment loss recognized on Customers' investment in Religare Enterprises equity securities.
Non-interest expense from continuing operations of $30.1 million decreased $1.7 million, or 5.4%, for the three months ended March 31, 2017 when compared to non-interest expense from continuing operations of $31.9 million for the three months ended March 31, 2016. This decrease resulted primarily from a decrease in FDIC assessments of $2.3 million and a reduction of $1.2 million related to one-time charges for legal matters recognized in first quarter 2016. These decreases were offset in part by increases in technology costs of $0.9 million and professional services of $0.7 million.
Income tax expense from continuing operations of $7.7 million decreased $2.0 million, or 20.6%, for the three months ended March 31, 2017 when compared to income tax expense from continuing operations of $9.7 million for the three months ended March 31, 2016. The decrease in income tax expense was driven primarily by a tax benefit of $2.6 million for the tax effect of the increase in the fair value since the award date for restricted stock units vesting and the exercise of stock options and a tax benefit of $3.5 million for the development of tax strategies that will allow for the recognition of the tax benefit from losses totaling $9.0 million that have been recorded for impairment charges on Religare Enterprises equity securities, partially offset by an increase in taxable income from continuing operations of $5.6 million in first quarter 2017 compared to first quarter 2016.
The net loss from discontinued operations of $1.2 million increased $0.1 million, or 4.7%, for the three months ended March 31, 2017 when compared to the net loss from discontinued operations of $1.1 million for the three months ended March 31, 2016. First quarter 2017 includes the operations of the Disbursement business acquired in June 2016. Total non-interest income was $17.3 million, an increase of $17.1 million over first quarter 2016, and total non-interest expense was $19.2 million, an increase of $17.2 million over first quarter 2016. The increase in non-interest income and non-interest expense reported within the loss from discontinued operations was predominantly a result of the acquisition of the Disbursement business. The net loss from discontinued operations includes a tax benefit of $0.7 million for both first quarter 2017 and 2016.
Preferred stock dividends of $3.6 million increased $2.3 million, or 181.1%, for the three months ended March 31, 2017 when compared to preferred stock dividends of $1.3 million for the three months ended March 31, 2016. This increase was the result of preferred stock issuances totaling $142.5 million in April 2016 (dividends at 6.45%) and September 2016 (dividends at 6.00%).

Net Interest Income from Continuing Operations
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income from continuing operations and related spread and margin for the periods indicated.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(amounts in thousands)
Assets
Interest-earning deposits	$498,364	$973	0.79%	$184,368	$246	0.53%
Investment securities (A)	829,730	5,887	2.88%	562,459	3,709	2.64%
Loans held for sale	1,426,701	13,946	3.96%	1,563,399	14,106	3.63%
Loans receivable (B)	6,427,682	61,461	3.88%	5,678,872	54,472	3.86%
Other interest-earning assets	75,980	827	4.41%	80,135	865	4.34%
Total interest-earning assets	9,258,457	83,094	3.63%	8,069,233	73,398	3.66%
Non-interest-earning assets	271,606			292,336
Assets held for sale	77,478			2,664
Total assets	$9,607,541			$8,364,233
Liabilities
Interest checking accounts	$318,248	497	0.63%	$128,605	195	0.61%
Money market deposit accounts	3,155,674	6,225	0.80%	2,949,914	4,093	0.56%
Other savings accounts	39,947	23	0.22%	38,813	18	0.19%
Certificates of deposit	2,699,317	7,572	1.14%	2,356,464	5,902	1.01%
Total interest-bearing deposits	6,213,186	14,317	0.93%	5,473,796	10,208	0.75%
Borrowings	1,130,490	6,353	2.28%	1,480,828	5,559	1.51%
Total interest-bearing liabilities	7,343,676	20,670	1.14%	6,954,624	15,767	0.91%
Non-interest-bearing deposits	524,211			428,925
Non-interest-bearing deposits held for sale	790,983			348,648
Total deposits and borrowings	8,658,870		0.97%	7,732,197		0.82%
Other non-interest-bearing liabilities	50,351			43,620
Liabilities held for sale	30,326			2,407
Total liabilities	8,739,547			7,778,224
Shareholders’ Equity	867,994			586,009
Total liabilities and shareholders’ equity	$9,607,541			$8,364,233
Net interest earnings from continuing operations		62,424			57,631
Tax-equivalent adjustment (C)		93			104
Net interest earnings from continuing operations		$62,517			$57,735
Interest spread			2.66%			2.84%
Net interest margin			2.73%			2.87%
Net interest margin tax equivalent (C)			2.73%			2.88%

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

The following table presents the dollar amount of changes in interest income from continuing operations and interest expense from continuing operations for the major categories of interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income from continuing operations:
Interest-earning deposits	$160	$567	$727
Investment securities	300	1,878	2,178
Loans held for sale	1,175	(1,335)	(160)
Loans receivable	249	6,740	6,989
Other interest-earning assets	12	(50)	(38)
Total interest income from continuing operations	1,896	7,800	9,696
Interest expense from continuing operations:
Interest checking accounts	8	294	302
Money market deposit accounts	1,837	295	2,132
Savings accounts	4	1	5
Certificates of deposit	786	884	1,670
Total interest-bearing deposits	2,635	1,474	4,109
Borrowings	2,317	(1,523)	794
Total interest expense from continuing operations	4,952	(49)	4,903
Net interest income from continuing operations	$(3,056)	$7,849	$4,793

Net interest income from continuing operations for the three months ended March 31, 2017 was $62.4 million, an increase of $4.8 million, or 8.3%, from net interest income from continuing operations of $57.6 million for the three months ended March 31, 2016, as average loan and security balances increased $0.9 billion. Net interest margin contracted by 15 basis points to 2.73% for first quarter 2017 compared to 2.88% for first quarter 2016 due to a 15 basis point increase in the cost of deposits and borrowings combined with the dilutive effect on asset yields caused by an increase in the average balance of the investment securities portfolio of $267.3 million and interest earning deposits of $314.0 million at a lower yield than that of the loan portfolio.

•	Commercial loan average balances increased $347 million, including commercial loans to mortgage banking companies, in first quarter 2017 compared to first quarter 2016.

•	Multi-family average loan balances increased $243 million in first quarter 2017 compared to first quarter 2016.

•	The net interest margin declined to 2.73% in first quarter 2017 as the average yield earned on assets decreased 3 basis points, while the cost of funding the portfolio increased 15 basis points.
Interest expense from continuing operations on total interest-bearing deposits increased $4.1 million in first quarter 2017 compared to first quarter 2016. This increase resulted from increased deposit volume as average interest-bearing deposits increased $0.7 billion for the three months ended March 31, 2017 compared to average interest-bearing deposits for the three months ended March 31, 2016. The average rate on interest-bearing deposits increased 18 basis points for first quarter 2017 compared to first quarter 2016, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers.

Interest expense from continuing operations on borrowings increased $0.8 million in first quarter 2017 compared to first quarter 2016. This increase was primarily driven by a higher average rate on borrowings, which increased 77 basis points for first quarter 2017 compared to first quarter 2016, primarily as a result of a decrease in the proportion of lower rate short term borrowings in relation to total borrowings and higher rates on short-term borrowings.
Provision for Loan Losses from Continuing Operations
The provision for loan losses from continuing operations increased by $1.1 million to $3.1 million for the three months ended March 31, 2017, compared to $2.0 million for the same period in 2016. The provision for loan losses from continuing operations of $3.1 million included provisions of $0.5 million for new loan growth and $2.5 million for specific reserves on impaired loans. The first quarter 2016 provision for loan losses from continuing operations included provisions for loan growth net of qualitative considerations of $0.8 million and specific reserves on impaired loans of $1.4 million, offset in part by increased estimated cash flows expected to be collected on purchased-credit impaired loans of $0.3 million.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income from Continuing Operations
The table below presents the components of non-interest income from continuing operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
(amounts in thousands)
Mortgage warehouse transactional fees	$2,221	$2,548
Bank-owned life insurance	1,367	1,123
Gain on sale of loans	1,328	644
Deposit fees	324	254
Interchange and card revenue	203	144
Mortgage loans and banking income	155	165
Gain on sale of investment securities	—	26
Impairment loss on investment securities	(1,703)	—
Other	1,532	363
Total non-interest income from continuing operations	$5,427	$5,267
Non-interest income from continuing operations increased $0.2 million during the three months ended March 31, 2017 to $5.4 million, compared to $5.3 million for the three months ended March 31, 2016. The increase in first quarter 2017 was primarily a result of an increase of $1.2 million in other income resulting from derivative-and-hedging-related activity of $0.7 million, increased loans fees of $0.3 million, increased income from bank-owned life insurance policies of $0.2 million and an increase in gains realized on sales of loans of $0.7 million as a result of increased Small Business Administration ("SBA") loan sales and the sale of approximately $95 million of multi-family loans, partially offset by an other than temporary impairment loss of $1.7 million recognized on Customers' holdings of Religare Enterprises equity securities based on a change in management's intent to hold the securities until a recovery in the market price.

Non-Interest Expense from Continuing Operations
The table below presents the components of non-interest expense from continuing operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
(amounts in thousands)
Salaries and employee benefits	$16,163	$16,397
Technology, communication and bank operations	3,319	2,385
Professional services	2,993	2,321
Occupancy	2,586	2,238
FDIC assessments, taxes, and regulatory fees	1,632	3,841
Loan workout	521	418
Advertising and promotion	180	142
Other real estate owned (income) expense	(55)	287
Other	2,808	3,842
Total non-interest expense from continuing operations	$30,147	$31,871
Non-interest expense from continuing operations was $30.1 million for the three months ended March 31, 2017, a decrease of $1.7 million from non-interest expense of $31.9 million for the three months ended March 31, 2016.
Salaries and employee benefits, which represent the largest component of non-interest expense, decreased $0.2 million, or 1.4%, to $16.2 million for the three months ended March 31, 2017 from $16.4 million for the three months ended March 31, 2016. The decrease was primarily attributable to management's efforts to control expenses.
Technology, communication and bank operations expenses increased by $0.9 million, or 39.2%, to $3.3 million for the three months ended March 31, 2017 from $2.4 million for the three months ended March 31, 2016. The increase was primarily attributable to the organic growth of the Bank.
Professional services from continuing operations increased by $0.7 million, or 29.0%, to $3.0 million for the three months ended March 31, 2017 from $2.3 million for the three months ended March 31, 2016. The increase was primarily attributable to increases in consulting, lending service fees, and other professional services to support a $9.9 billion Bank.
FDIC assessments, taxes, and regulatory fees decreased by $2.2 million, or 57.5%, to $1.6 million for the three months ended March 31, 2017 from $3.8 million for the three months ended March 31, 2016. This decrease was primarily related to a lower insurance assessment charged by the FDIC as the FDIC's Deposit Insurance Fund reached a targeted ratio.
Other expenses from continuing operations decreased by $1.0 million, or 26.9%, to $2.8 million for the three months ended March 31, 2017 from $3.8 million for the three months ended March 31, 2016. The decrease was primarily attributable to one-time charges associated with legal matters of $1.2 million recognized in first quarter 2016.

Income Taxes from Continuing Operations
Income tax expense from continuing operations decreased $2.0 million for the three months ended March 31, 2017 to $7.7 million, compared to $9.7 million in the same period of 2016. The decrease in income tax expense was driven primarily by a benefit of $2.6 million for the tax effect of the increase in the fair value since the award date for restricted stock units vesting and the exercise of stock options and a tax benefit of $3.5 million for the development of strategies that will allow for the recognition of the tax benefit from losses totaling $9.0 million that have been recorded for impairment charges on Religare Enterprises equity securities, partially offset by an increase in taxable income from continuing operations of $5.6 million in first quarter 2017 compared to first quarter 2016.

Discontinued Operations
The net loss from discontinued operations of $1.2 million increased $0.1 million, or 4.7%, for the three months ended March 31, 2017 when compared to the net loss from discontinued operations of $1.1 million for the three months ended March 31, 2016. First quarter 2017 includes the operations of the Disbursement business acquired in June 2016. Total non-interest income was $17.3 million, an increase of $17.1 million over first quarter 2016, and total non-interest expense was $19.2 million, an increase of $17.2 million over first quarter 2016. The increase in non-interest income and non-interest expense reported within the loss from discontinued operations was predominantly a result of the acquisition of the Disbursement business. The net loss from discontinued operations includes a tax benefit of $0.7 million for both first quarter 2017 and 2016.
Preferred Stock Dividends
Preferred stock dividends of $3.6 million increased $2.3 million, or 181.1%, for the three months ended March 31, 2017 when compared to preferred stock dividends of $1.3 million for the three months ended March 31, 2016. This increase was the result of preferred stock issuances totaling $142.5 million in April 2016 (dividends at 6.45%) and September 2016 (dividends at 6.00%).

Financial Condition
General
Total assets were $9.9 billion at March 31, 2017.  This represented a $0.5 billion, or 5.6%, increase from total assets of $9.4 billion at December 31, 2016. The major change in Customers' financial position occurred as the result of an increase in our investment portfolio, which increased by $0.5 billion since December 31, 2016, or 106.2%, to $1.0 billion at March 31, 2017, offsetting a seasonal decline for commercial loans to mortgage companies. Total loans outstanding were $8.3 billion at March 31, 2017 and December 31, 2016, as a result of management's planned moderation of loan growth as it implements its strategic initiatives in preparation for crossing the $10 billion asset threshold. In addition to the increase in investments, commercial loans held for investment increased $0.3 billion, or 5.0%, to $6.1 billion at March 31, 2017 compared to $5.8 billion at December 31, 2016, and consumer loans, which increased $166.8 million to $465.4 million at March 31, 2017 from $298.7 million at December 31, 2016. These increases were partially offset by commercial loans to mortgage companies held for sale, which decreased $0.4 billion, or 20.4%, to $1.7 billion at March 31, 2017 compared to $2.1 billion at December 31, 2016.
Total liabilities were $9.0 billion at March 31, 2017. This represented a $0.5 billion, or 5.9%, increase from $8.5 billion at December 31, 2016. The increase in total liabilities resulted from FHLB borrowings, which increased by $0.3 billion, or 38.9%, to $1.2 billion at March 31, 2017 from $0.9 billion at December 31, 2016, and federal funds purchased, which increased $132.0 million, or 159.0%, to $215.0 million at March 31, 2017 from $83.0 million at December 31, 2016. Overall deposits remained relatively stable, with deposits from continuing operations decreasing $219.9 million, or 3.2%, to $6.6 billion at March 31, 2017 from $6.8 billion at December 31, 2016, and non-interest bearing deposits held for sale (from the BankMobile business) increasing $249.0 million, or 54.9%, to $702.4 million at March 31, 2017 from $453.4 million at December 31, 2016.

The following table sets forth certain key condensed balance sheet data as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
(amounts in thousands)
Cash and cash equivalents	$157,130	$244,709
Investment securities available for sale, at fair value	1,017,300	493,474
Loans held for sale, at fair value	1,684,548	2,117,510
Loans receivable	6,596,747	6,142,390
Allowance for loan losses	(39,883)	(37,315)
Total assets	9,906,636	9,382,736
Total deposits	6,627,061	6,846,980
Non-interest bearing deposits held for sale	702,410	453,394
Federal funds purchased	215,000	83,000
FHLB advances	1,206,550	868,800
Other borrowings	87,289	87,123
Subordinated debt	108,807	108,783
Total liabilities	9,026,819	8,526,864
Total shareholders’ equity	879,817	855,872
Total liabilities and shareholders’ equity	9,906,636	9,382,736
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $5.0 million at March 31, 2017. This represents a $12.5 million decrease from $17.5 million at December 31, 2016.  These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $152.1 million and $227.2 million at March 31, 2017 and December 31, 2016, respectively.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At March 31, 2017, investments consisted of residential and commercial real estate mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.

At March 31, 2017, investment securities were $1.0 billion compared to $493.5 million at December 31, 2016, an increase of $523.8 million. The increase was primarily the result of purchases of commercial real estate mortgage-backed securities of $425.8 million, and purchases of corporate securities of $112.7 million during the three months ended March 31, 2017, offset in part by principal repayments of $11.8 million and net decreases in fair values of $2.8 million.
Loans
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester County and New York City, New York; and the New England area. The loans to mortgage banking companies is a nation-wide portfolio. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, and commercial and industrial loans. The Bank continues to focus on small and middle market business loans to grow its commercial lending efforts, expand its specialty mortgage warehouse lending business, and expand its multi-family/commercial real estate lending business.

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
The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million.
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
The goal of the mortgage banking business lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for the Bank’s loans. As of March 31, 2017, loans in the warehouse lending portfolio totaled $1.7 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting standards and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2017, the Bank had multi-family loans of $3.4 billion outstanding, making up approximately 41.5% of the Bank’s total loan portfolio, compared to $3.2 billion, or approximately 38.9% of the total loan portfolio at December 31, 2016.
As of March 31, 2017, the Bank had $7.8 billion in commercial loans outstanding, totaling approximately 94.4% of its total loan portfolio, which includes loans held for sale, compared to $8.0 billion commercial loans outstanding, composing approximately 96.4% of its loan portfolio at December 31, 2016.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2017, the Bank had $465.4 million in consumer loans outstanding, or 5.6%of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.
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

Loans Held for Sale
The composition of loans held for sale as of March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
	2017	2016
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,684,228	$2,116,815
Consumer loans:
Residential mortgage loans, at fair value	320	695
Loans held for sale	$1,684,548	$2,117,510

At March 31, 2017, loans held for sale totaled $1.7 billion, or 20.3% of the total loan portfolio, and $2.1 billion, or 25.6% of the total loan portfolio, at December 31, 2016.
Mortgage warehouse loans held for sale at March 31, 2017 decreased $432.6 million when compared to December 31, 2016. The decrease resulted primarily from a cyclical seasonal decline. Mortgage warehouse loan balances are typically elevated during the summer months when home-purchasing activity is usually stronger.
Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are held for sale.
Loans Receivable
Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $451.8 million to $6.6 billion at March 31, 2017 from $6.1 billion at December 31, 2016. Loans receivable as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
(amounts in thousands)
Commercial:
Multi-family	$3,438,482	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	1,390,319	1,370,853
Commercial real estate non-owner occupied	1,230,738	1,193,715
Construction	74,956	64,789
Total commercial loans	6,134,495	5,844,356
Consumer:
Residential real estate	363,264	193,502
Manufactured housing	99,182	101,730
Other	2,640	2,726
Total consumer loans	465,086	297,958
Total loans receivable	6,599,581	6,142,314
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(2,834)	76
Allowance for loan losses	(39,883)	(37,315)
Loans receivable, net of allowance for loan losses	$6,556,864	$6,105,075

Credit Risk
Customers manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards, diligent collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged to the allowance for loan losses when they are identified, and provisions are added to the allowance for loan losses when and as appropriate. The adequacy of the allowance for loan losses, maintained at a level to absorb estimated incurred losses in the held for investment portfolio as of the last day of the reporting period, is evaluated at least quarterly.
The provision for loan losses was $3.1 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $39.9 million, or 0.60% of loans receivable, at March 31, 2017 and $37.3 million, or 0.61% of loans receivable, at December 31, 2016. Net charge-offs were $0.5 million for the three months ended March 31, 2017, an increase of $0.9 million compared to the same period in 2016.  The increase in net charge-offs in first quarter 2017 was mainly driven by an increase in charge-off activity in Customers' acquired loan portfolio of $0.7 million.

The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing agreements.
Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2017	2016
(amounts in thousands)
Balance at the beginning of the period	$37,315	$35,647
Loan charge-offs (1)
Commercial and industrial	198	—
Commercial real estate non-owner occupied	404	—
Residential real estate	221	—
Other consumer	—	42
Charge-offs for BankMobile loans (2)	20	—
Total Charge-offs	843	42
Loan recoveries (1)
Commercial and industrial	215	56
Commercial real estate non-owner occupied	—	8
Construction	81	433
Residential real estate	21	—
Other consumer	2	—
Recoveries for BankMobile loans (2)	42	—
Total Recoveries	361	497
Total net charge-offs/(recoveries)	482	(455)
Provision for loan losses	3,050	1,503
Balance at the end of the period	$39,883	$37,605

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	Includes activities for BankMobile-related loans, primarily overdrawn deposit accounts.
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
Approximately 85% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is impaired and individually evaluated for impairment, the collateral value, discounted cash flow, or loan market value analysis is used to estimate the amount of proceeds to be collected, and compare that estimated amount, net of estimated selling costs as applicable, to the outstanding loan balance to estimate the amount of impairment. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan and compared, net of estimated selling costs, to the outstanding loan balance to estimate the required reserve.
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 310-10-35 - Loan Impairment and ASC 310-40 - Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the allowance for loan losses. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
Asset Quality
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers' originated loans were subject to the current underwriting standards that were put in place in 2009. Management believes this segmentation better reflects the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may emerge in future periods. Credit losses from originated loans are absorbed by the allowance for loan losses. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves, as described below. The allowance for loan losses is intended to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at March 31, 2017

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,435,109	$3,435,109	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,294,031	1,274,212	—	—	19,819	100	19,919	1.53%	1.54%
Commercial Real Estate Non-Owner Occupied	1,197,729	1,197,729	—	—	—	—	—	—%	—%
Residential	113,043	111,587	1,075	—	381	—	381	0.34%	0.34%
Construction	74,955	74,955	—	—	—	—	—	—%	—%
Other consumer	169	169	—	—	—	—	—	—%	—%
Total Originated Loans	6,115,036	6,093,761	1,075	—	20,200	100	20,300	0.33%	0.33%
Loans Acquired
Bank Acquisitions	161,200	152,938	2,303	1,066	4,893	2,336	7,229	3.04%	4.42%
Loan Purchases	323,345	313,354	4,009	3,916	2,066	302	2,368	0.64%	0.73%
Total Loans Acquired	484,545	466,292	6,312	4,982	6,959	2,638	9,597	1.44%	1.97%
Deferred fees and unamortized discounts, net	(2,834)	(2,834)	—	—	—	—	—
Total Loans Receivable	6,596,747	6,557,219	7,387	4,982	27,159	2,738	29,897	0.41%	0.45%
Total Loans Held for Sale	1,684,548	1,684,548	—	—	—	—	—
Total Portfolio	$8,281,295	$8,241,767	$7,387	$4,982	$27,159	$2,738	$29,897	0.33%	0.36%
(1) Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at March 31, 2017 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,435,109	$—	$12,283	$—	$12,283	0.36%	—%
Commercial & Industrial (1)	1,294,031	19,819	14,678	—	14,678	1.13%	74.06%
Commercial Real Estate Non-Owner Occupied	1,197,729	—	4,681	—	4,681	0.39%	—%
Residential	113,043	381	2,197	—	2,197	1.94%	576.64%
Construction	74,955	—	885	—	885	1.18%	—%
Other consumer	169	—	9	—	9	5.33%	—%
Total Originated Loans	6,115,036	20,200	34,733	—	34,733	0.57%	171.95%
Loans Acquired
Bank Acquisitions	161,200	4,893	4,866	—	4,866	3.02%	99.45%
Loan Purchases	323,345	2,066	284	814	1,098	0.34%	53.15%
Total Loans Acquired	484,545	6,959	5,150	814	5,964	1.23%	85.70%
Deferred fees and unamortized discounts, net	(2,834)	—	—	—	—
Total Loans Receivable	6,596,747	27,159	39,883	814	40,697	0.62%	149.85%
Total Loans Held for Sale	1,684,548	—	—	—	—
Total Portfolio	$8,281,295	$27,159	$39,883	$814	$40,697	0.49%	149.85%
(1) Commercial & industrial loans, including owner occupied commercial real estate.

Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $6.1 billion, or 92.7% of total loans receivable at March 31, 2017, compared to $5.8 billion, or 94.8% of total loans receivable at December 31, 2016. The new management team adopted new underwriting standards that management believes better limits risks of loss. Only $20.2 million, or 0.33% of post 2009 originated loans were non-performing at March 31, 2017, compared to $10.5 million, or 0.18% of post 2009 loans, at December 31, 2016. The post 2009 loans were supported by an allowance for loan losses of $34.7 million (0.57% of post 2009 originated loans) and $31.8 million (0.55% of post 2009 originated loans), respectively, at March 31, 2017 and December 31, 2016.
Loans Acquired
At March 31, 2017, Customers reported $0.5 billion of acquired loans, which was 7.3% of total loans receivable, compared to $0.3 billion, or 5.2% of total loans receivable, at December 31, 2016.  Non-performing acquired loans totaled $7.0 million and $7.3 million, respectively, at March 31, 2017 and December 31, 2016. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $56.3 million were supported by a $0.8 million cash reserve at March 31, 2017, compared to $57.6 million supported by a cash reserve of $1.0 million at December 31, 2016. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At March 31, 2017, $35.6 million of these loans were outstanding, compared to $36.6 million at December 31, 2016.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $6.0 million (1.23% of total acquired loans) and $6.5 million (2.03% of total acquired loans), respectively, at March 31, 2017 and December 31, 2016.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits. Deposits are generally obtained primarily from our geographic service area. Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits from continuing operations were $6.6 billion at March 31, 2017, a decrease of $0.2 billion, or 3.2%, from $6.8 billion at December 31, 2016. Demand deposits were $824.9 million at March 31, 2017, compared to $852.1 million at December 31, 2016, a decrease of $27.1 million, or 3.2%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $3.2 billion at March 31, 2017, an increase of $77.5 million, or 2.5%, from $3.2 billion at December 31, 2016. This increase was primarily attributed to an increase in money market accounts, including accounts held by municipalities. Total time deposits were $2.6 billion at March 31, 2017, a decrease of $270.3 million, or 9.5%, from $2.8 billion at December 31, 2016. At March 31, 2017, the Bank had $1.4 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program decreased $74.0 million, or 5.1% from December 31, 2016.
The components of deposits were as follows at the dates indicated:

	March 31, 2017	December 31, 2016
(amounts in thousands)
Demand	$824,917	$852,062
Savings, including MMDA	3,240,675	3,163,156
Time, $100,000 and over	1,914,132	2,106,905
Time, other	647,337	724,857
Total deposits	$6,627,061	$6,846,980
The above amounts exclude deposits for the BankMobile business that are classified as held for sale, which increased $251.6 million, or 55.08%, to $708.4 million at March 31, 2017, from $456.8 million at December 31, 2016. Of the $708.4 million of deposits at March 31, 2017, $702.4 million were non-interest bearing demand deposits and $6.0 million were interest bearing savings accounts. Of the $456.8 million of deposits at December 31, 2016, $453.4 million were non-interest bearing demand deposits and $3.4 million were interest bearing savings accounts.

Borrowings
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short term and long term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of March 31, 2017 and December 31, 2016, total outstanding borrowings were $1.6 billion and $1.1 billion, respectively, which represented an increase of $0.5 billion, or 40.9%. This increase was primarily the result of an increase in investments and loans receivable, increasing the need for short term borrowings.

Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $23.9 million to $879.8 million at March 31, 2017 when compared to shareholders' equity of $855.9 million at December 31, 2016, a 2.8% increase in first quarter 2017. The primary components of the net increase were as follows:

•	net income (from continuing operations and discontinued operations) of $25.7 million for the three months ended March 31, 2017;

•	share-based compensation expense of $1.4 million for the three months ended March 31, 2017;

•	offset in part by the accrual of preferred stock dividends of $3.6 million for the three months ended March 31, 2017.
The Bank and Customers Bancorp are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on our financial performance. At March 31, 2017, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject. Capital levels continue to exceed the well-capitalized threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for Customers Bancorp and the Bank.
The capital ratios for the Bank and the Bancorp at March 31, 2017 and December 31, 2016 were as follows:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$650,108	8.508%	$439,351	5.750%	N/A	N/A
Customers Bank	$874,689	11.474%	$438,318	5.750%	$495,490	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$867,159	11.349%	$553,965	7.250%	N/A	N/A
Customers Bank	$874,689	11.474%	$552,662	7.250%	$609,834	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$992,295	12.987%	$706,782	9.250%	N/A	N/A
Customers Bank	$1,023,545	13.426%	$705,121	9.250%	$762,293	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$867,159	9.037%	$383,806	4.000%	N/A	N/A
Customers Bank	$874,689	9.141%	$382,769	4.000%	$478,461	5.000%
As of December 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during the first quarter 2015 and the capital conservation buffer beginning on January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of March 31, 2017, the Bank and Bancorp were in compliance with the Basel III requirements. See "NOTE 10 - REGULATORY CAPITAL" for additional discussion regarding regulatory capital requirements.

Off-Balance Sheet Arrangements
The Bank is involved with financial instruments and other commitments with off-balance sheet risks. Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of the Bank's customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Because they involve credit risk similar to extending a loan, commitments to extend credit are subject to the Bank’s credit policy and other underwriting standards.
As of March 31, 2017 and December 31, 2016, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	March 31, 2017	December 31, 2016
(amounts in thousands)
Commitments to fund loans	$505,471	$244,784
Unfunded commitments to fund mortgage warehouse loans	1,727,456	1,230,596
Unfunded commitments under lines of credit	528,076	480,446
Letters of credit	40,970	40,223
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
Commitments to fund loans and unfunded commitments under lines of credit may be obligations of the Bank as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if the Bank deems it necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Mortgage warehouse loan commitments are agreements to fund the pipelines of mortgage banking businesses from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. government through one of its programs such as FHA, VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation. The increase in the March 31, 2017 unfunded commitment balance from the December 31, 2016 balance results from a decrease in the outstanding balance on these lines.
Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are deposits, proceeds from debt issuances, principal and interest payments on loans, other funds from operations, and proceeds from stock issuances. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of March 31, 2017, our borrowing capacity with the Federal Home Loan Bank was $4.8 billion, of which $1.2 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2016, our borrowing capacity with the Federal Home Loan Bank was $4.1 billion, of which $0.9 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2017 and December 31, 2016, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $157.8 million and $158.6 million, respectively.
Net cash flows provided by operating activities of continuing operations were $453.7 million during the three months ended March 31, 2017, compared to net cash flows used in operating activities of $177.3 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, proceeds from sales of loans held for sale exceeded originations of loans held for sale by $433.1 million. During the three months ended March 31, 2016, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $183.0 million.
Investing activities of continuing operations used net cash flows of $1.0 billion during the three months ended March 31, 2017, compared to net cash flows used in investing activities of $434.6 million during the three months ended March 31, 2016. Purchases of investment securities available for sale totaled $538.5 million during the three months ended March 31, 2017, compared to $5.0 million during the three months ended March 31, 2016. Purchases of loans held for investment and bank owned life insurance policies totaled $171.8 million and $50.0 million, respectively, for the three months ended March 31, 2017, compared to no similar purchases during the three months ended March 31, 2016. Proceeds from the sale of loans held for investment totaled $105.4 million during the three months ended March 31, 2017, compared to $6.9 million during the three months ended March 31, 2016. Cash flows used to fund new loans held for investment totaled $387.1 million and $449.1 million during the three months ended March 31, 2017 and 2016, respectively.
Financing activities of continuing operations provided a net aggregate of $246.2 million during the three months ended March 31, 2017, compared to $521.5 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, decreases in deposits used net cash flows of $0.2 billion, net increases in short-term borrowed funds provided $337.8 million, net increases in federal funds provided $132.0 million, proceeds from the issuance of common stock provided $1.7 million, and payment of preferred stock dividends used $3.6 million. During the three months ended March 31, 2016, increases in deposits provided $0.5 billion, net repayments from short-term borrowed funds used $16.6 million, net increase in federal funds purchased provided $10.0 million, net proceeds from long-term FHLB advances provided $25.0 million, net proceeds from the issuance of preferred stock provided $24.1 million, payment of preferred stock dividends used $1.2 million, and net proceeds from the issuance of common stock provided $1.3 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
Net cash flows provided by discontinued operations were $259.4 million during the three months ended March 31, 2017, compared to $88.5 million during the three months ended March 31, 2016. This increase was primarily due to net growth in non-interest-bearing deposits of $249.0 generated by the BankMobile business during the three months ended March 31, 2017, compared to $89.5 million during the three months ended March 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2017, there have been no material changes in the information disclosed under "Qualitative Disclosures About Market Risk" included within Customers' 2016 Form 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2017.
During the quarter ended March 31, 2017, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our 2016 Form 10-K.

Edelman Matter

On April 13, 2017, a class action complaint captioned Shaya Edelman, individually, and on behalf of all others similarly situated v. Higher One Holdings, Inc., WEX Bank, Inc., and Customers Bancorp, Inc., Case 2:17-cv-01700-RBS, was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff generally alleges, among other things, violations of state consumer protection statutes and federal public policy promulgated in the Higher Education Act, Department of Education Regulations, the Electronic Funds Transfer Act, Regulation E and various common law violations through the offering and use of the Higher One checking account and debit card. We are currently assessing Ms. Edelman’s claims, are unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss at this time.

Halbreiner Matter

On December 16, 2016, Elizabeth Halbreiner and Robert Halbreiner (“Plaintiffs”) filed a Second Amended Complaint captioned Elizabeth Halbreiner and Robert Halbriener, v. Customers Bank, Robert B.White, Richard A. Ehst, Thomas Jastrem, Timothy D. Romig, Andrew Bowman, Michael Fuoco, Saldutti Law Group f/k/a Saldutti, LLC a/k/a Saldutti Law, LLC, Robert L. Saldutti, LLC, Robert L. Saldutti, Esquire, Brian J. Schaffer, Esquire, Robert Lieber, Jr., Esquire, Jay Sidhu, James Zardecki, Zardecki Associates LLC, No. 01419 in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, Trial Division. In this Second Amended Complaint, the Plaintiffs generally allege that Customers Bank, and the other named defendants, conspired to misuse the legal system for improper purposes and it also alleges defamation, false light, tortious interference with contractual relations, infliction of emotional distress, negligent infliction of emotional distress and loss of consortium.  On January 6, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and the employees of Customers Bank named as co-defendants. On April 6, 2017, the Court dismissed certain counts and determined to allow certain other counts proceed. Customers Bank continues to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Lifestyle Healthcare Group, Inc. Matter

On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Trading as Lyfestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, which is related to the Halbreiner Matter described above, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145.  On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2016 Form 10-K. There are no material changes from the risk factors included within the 2016 Form 10-K, other than the risks described below. The risks described within the 2016 Form 10-K and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of March 31, 2017, the fair value of our investment securities portfolio was $1.0 billion. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At March 31, 2017, management evaluated its equity holdings issued by Religare Enterprises Limited (or Religare) for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded other-than-temporarily impairment losses of $1.7 million in first quarter 2017 and $7.3 million in fourth quarter 2016 for the full amount of the decline in fair value below the cost basis. The fair value of the equity securities at March 31, 2017 of $13.5 million became the new cost basis of the securities.
We may suffer losses due to minority investments in other financial institutions or related companies.
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an other-than-temporary impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. In first quarter 2017, we recognized an other-than-temporary impairment loss of $1.7 million and adjusted our cost basis of the Religare securities to their estimated fair value of $13.5 million at March 31, 2017. To the extent we are unable to exit the Religare investment as planned, and pursuant to the terms contemplated, further declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.
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
During the three months ended March 31, 2017, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1
Purchase and Assumption Agreement dated as of March 7, 2017 among Flagship Community Bank, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on March 8, 2017

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

4.7	Form of Warrant issued by Berkshire Bancorp, Inc., incorporated by reference to Exhibit 10.23 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

May 9, 2017	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2017	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1
Purchase and Assumption Agreement dated as of March 7, 2017 among Flagship Community Bank, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on March 8, 2017

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

4.7	Form of Warrant issued by Berkshire Bancorp, Inc., incorporated by reference to Exhibit 10.23 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.