Form 10-Q
period 2017-06-30
Customers Bancorp, Inc.
filed 2017-08-04
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
On July 31, 2017, 30,730,784 shares of Voting Common Stock were issued and outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	77

Item 4.	Controls and Procedures	78

PART II

Item 1.	Legal Proceedings	79

Item 1A.	Risk Factors	79

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

SIGNATURES		84

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$18,503	$17,485
Interest-earning deposits	383,187	227,224
Cash and cash equivalents	401,690	244,709
Investment securities available for sale, at fair value	1,012,605	493,474
Loans held for sale (includes $2,104,338 and $2,117,510, respectively, at fair value)	2,255,096	2,117,510
Loans receivable	6,723,278	6,142,390
Allowance for loan losses	(38,458)	(37,315)
Total loans receivable, net of allowance for loan losses	6,684,820	6,105,075
FHLB, Federal Reserve Bank, and other restricted stock	129,689	68,408
Accrued interest receivable	26,163	23,690
Bank premises and equipment, net	12,028	12,259
Bank-owned life insurance	213,902	161,494
Other real estate owned	2,358	3,108
Goodwill and other intangibles	3,633	3,639
Assets held for sale	67,796	79,271
Other assets	73,768	70,099
Total assets	$10,883,548	$9,382,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$661,914	$512,664
Interest-bearing	6,360,008	6,334,316
Total deposits	7,021,922	6,846,980
Non-interest bearing deposits held for sale	447,325	453,394
Federal funds purchased	150,000	83,000
FHLB advances	1,999,600	868,800
Other borrowings	186,030	87,123
Subordinated debt	108,831	108,783
Other liabilities held for sale	22,394	31,403
Accrued interest payable and other liabilities	37,157	47,381
Total liabilities	9,973,259	8,526,864
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,261,044 and 30,820,177 shares issued as of June 30, 2017 and December 31, 2016; 30,730,784 and 30,289,917 shares outstanding as of June 30, 2017 and December 31, 2016	31,261	30,820
Additional paid in capital	428,488	427,008
Retained earnings	235,938	193,698
Accumulated other comprehensive income (loss), net	5,364	(4,892)
Treasury stock, at cost (530,260 shares as of June 30, 2017 and December 31, 2016)	(8,233)	(8,233)
Total shareholders’ equity	910,289	855,872
Total liabilities and shareholders’ equity	$10,883,548	$9,382,736
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$67,036	$59,013	$128,497	$113,485
Loans held for sale	17,524	17,429	31,470	31,534
Investment securities	7,823	3,638	13,710	7,347
Other	1,469	1,240	3,269	2,352
Total interest income	93,852	81,320	176,946	154,718
Interest expense:
Deposits	16,218	11,138	30,535	21,347
Other borrowings	1,993	1,620	3,600	3,225
FHLB advances	5,340	3,716	8,401	5,984
Subordinated debt	1,685	1,685	3,370	3,370
Total interest expense	25,236	18,159	45,906	33,926
Net interest income	68,616	63,161	131,040	120,792
Provision for loan losses	535	786	3,585	2,766
Net interest income after provision for loan losses	68,081	62,375	127,455	118,026
Non-interest income:
Mortgage warehouse transactional fees	2,523	3,074	4,743	5,622
Bank-owned life insurance	2,258	1,120	3,624	2,243
Gain on sale of SBA and other loans	573	285	1,901	929
Mortgage banking income	291	285	446	450
Deposit fees	258	278	582	531
Interchange and card revenue	126	160	329	304
Gain on sale of investment securities	3,183	—	3,183	26
Impairment loss on investment securities	(2,882)	—	(4,585)	—
Other	641	651	2,175	1,016
Total non-interest income	6,971	5,853	12,398	11,121
Non-interest expense:
Salaries and employee benefits	16,687	16,401	32,850	32,799
Professional services	2,834	2,750	5,827	5,071
Technology, communication and bank operations	2,542	2,448	5,861	4,833
Occupancy	2,536	2,363	5,121	4,600
FDIC assessments, taxes, and regulatory fees	2,320	4,289	3,953	8,130
Loan workout	408	487	928	905
Other real estate owned	160	183	105	470
Advertising and promotion	153	194	334	337
Other	2,927	2,970	5,735	6,812
Total non-interest expense	30,567	32,085	60,714	63,957
Income from continuing operations before income tax expense	44,485	36,143	79,139	65,190
Income tax expense	15,533	14,369	23,263	24,108
Net income from continuing operations	28,952	21,774	55,876	41,082
Loss from discontinued operations before income tax benefit	(8,436)	(3,696)	(10,334)	(5,508)
Income tax benefit from discontinued operations	(3,206)	(1,405)	(3,927)	(2,093)
Net loss from discontinued operations	(5,230)	(2,291)	(6,407)	(3,415)
Net income	23,722	19,483	49,469	37,667
Preferred stock dividends	3,615	2,062	7,229	3,348
Net income available to common shareholders	$20,107	$17,421	$42,240	$34,319
Basic earnings per common share from continuing operations	$0.83	$0.73	$1.59	$1.40
Basic earnings per common share	$0.66	$0.64	$1.38	$1.27
Diluted earnings per common share from continuing operations	$0.78	$0.67	$1.49	$1.28
Diluted earnings per common share	$0.62	$0.59	$1.29	$1.17
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income from continuing operations	$28,952	$21,774	$55,876	$41,082
Net loss from discontinued operations	(5,230)	(2,291)	(6,407)	(3,415)
Net income	23,722	19,483	49,469	37,667
Unrealized gains on available-for-sale securities:
Unrealized holding gains on securities arising during the period	19,885	8,059	18,762	14,926
Income tax effect	(7,755)	(3,022)	(7,317)	(5,597)
Reclassification adjustments for gains on securities included in net income	(3,183)	—	(3,183)	(26)
Income tax effect	1,241	—	1,241	10
Net unrealized gains on available-for-sale securities	10,188	5,037	9,503	9,313
Unrealized gains (losses) on cash flow hedges:
Unrealized losses arising during the period	(689)	(813)	(360)	(3,413)
Income tax effect	269	305	141	1,280
Reclassification adjustment for losses included in net income	767	603	1,594	603
Income tax effect	(299)	(226)	(622)	(226)
Net unrealized gains (losses) on cash flow hedges	48	(131)	753	(1,756)
Other comprehensive income, net of income tax effect	10,236	4,906	10,256	7,557
Comprehensive income	$33,958	$24,389	$59,725	$45,224
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Six Months Ended June 30, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income from continuing operations	—	—	—	—	—	55,876	—	—	55,876
Net loss from discontinued operations	—	—	—	—	—	(6,407)	—	—	(6,407)
Other comprehensive income	—	—	—	—	—	—	10,256	—	10,256
Preferred stock dividends	—	—	—	—	—	(7,229)	—	—	(7,229)
Share-based compensation expense	—	—	—	—	2,934	—	—	—	2,934
Exercise of warrants	—	—	43,974	44	376	—	—	—	420
Issuance of common stock under share-based compensation arrangements	—	—	396,893	397	(1,830)	—	—	—	(1,433)
Balance, June 30, 2017	9,000,000	$217,471	30,730,784	$31,261	$428,488	$235,938	$5,364	$(8,233)	$910,289

	Six Months Ended June 30, 2016
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income from continuing operations	—	—	—	—	—	41,082	—	—	41,082
Net loss from discontinued operations	—	—	—	—	—	(3,415)	—	—	(3,415)
Other comprehensive income	—	—	—	—	—	—	7,557	—	7,557
Issuance of common stock, net of offering costs of $15	—	—	7,291	7	152	—	—	—	159
Issuance of preferred stock, net of offering costs of $2,799	3,300,000	79,701	—	—	—	—	—	—	79,701
Preferred stock dividends	—	—	—	—	—	(3,348)	—		(3,348)
Share-based compensation expense	—	—	—	—	2,941	—	—	—	2,941
Exercise of warrants	—	—	239,478	240	831	—	—	—	1,071
Issuance of common stock under share-based compensation arrangements	—	—	138,263	138	764	—	—	—	902
Balance, June 30, 2016	5,600,000	$135,270	27,286,833	$27,817	$367,295	$158,830	$(427)	$(8,233)	$680,552
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$55,876	$41,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	3,585	2,766
Provision for depreciation and amortization	2,393	1,728
Share-based compensation	3,153	3,294
Deferred taxes	(2,588)	(2,563)
Net amortization of investment securities premiums and discounts	232	424
Gain on sale of investment securities	(3,183)	(26)
Impairment loss on investment securities	4,585	—
Gain on sale of mortgages and other loans	(2,183)	(1,189)
Origination of loans held for sale	(14,714,280)	(17,142,862)
Proceeds from the sale of loans held for sale	14,727,734	16,626,639
Decrease in FDIC loss sharing receivable net of clawback liability	—	255
Amortization of fair value discounts and premiums	98	235
Net (gain) loss on sales of other real estate owned	(163)	80
Valuation and other adjustments to other real estate owned, net of FDIC receivable	231	193
Earnings on investment in bank-owned life insurance	(3,624)	(2,243)
Increase in accrued interest receivable and other assets	(10,618)	(31,604)
(Decrease) increase in accrued interest payable and other liabilities	(9,186)	13,148
Net Cash Provided By (Used In) Operating Activities of Continuing Operations	52,062	(490,643)
Cash Flows from Investing Activities of Continuing Operations
Proceeds from maturities, calls and principal repayments of securities available for sale	22,843	28,973
Proceeds from sales of investment securities available for sale	115,982	2,848
Purchases of investment securities available for sale	(644,011)	(5,000)
Net increase in loans	(582,571)	(667,584)
Proceeds from sales of loans	112,927	17,527
Purchase of loans	(262,641)	—
Purchases of bank-owned life insurance	(50,000)	—
Proceeds from bank-owned life insurance	1,418	—
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(61,281)	(20,577)
Payments to the FDIC on loss sharing agreements	—	(668)
Purchases of bank premises and equipment	(1,274)	(1,950)
Proceeds from sales of other real estate owned	682	310
Net Cash Used In Investing Activities of Continuing Operations	(1,347,926)	(646,121)
Cash Flows from Financing Activities of Continuing Operations
Net increase in deposits	174,942	848,808
Net increase in short-term borrowed funds from the FHLB	1,130,800	206,600
Net increase (decrease) in federal funds purchased	67,000	(9,000)
Proceeds from long-term FHLB borrowings	—	75,000
Net proceeds from issuance of long-term debt	98,574	—
Net proceeds from issuance of preferred stock	—	79,701
Preferred stock dividends paid	(7,229)	(3,110)
Exercise and redemption of warrants	420	1,071
Payments of employee taxes withheld from share-based awards	(3,961)	(702)
Proceeds from issuance of common stock	1,900	1,553
Net Cash Provided By Financing Activities of Continuing Operations	1,462,446	1,199,921
Net Increase in Cash and Cash Equivalents of Continuing Operations	166,582	63,157
Discontinued Operations:
Net cash used in operating activities	(16,106)	(20,851)
Net cash provided by (used in) investing activities	9,860	(17,054)
Net cash used in financing activities	(3,355)	(7,048)
Net Cash Used in Discontinued Operations	(9,601)	(44,953)
Net Increase in Cash and Cash Equivalents	156,981	18,204
Cash and Cash Equivalents – Beginning	244,709	264,593
Cash and Cash Equivalents – Ending	$401,690	$282,797

	(continued)

Supplementary Cash Flows Information
Interest paid	$44,983	$33,137
Income taxes paid	21,715	23,539
Non-cash items:
Transfer of loans to other real estate owned	$—	$592
Transfer of loans held for investment to loans held for sale	$150,758	$—
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan, New York; and nationally for certain loan and deposit products.  The Bank has 14 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products to customers through its limited-purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies.
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. The combination of the BankMobile technology software platform with the Vibe Student Checking and Refund Management Disbursement Services business (the "Disbursement business") acquired from Higher One Holdings, Inc. and Higher One, Inc. (together, "Higher One") in June 2016 propelled BankMobile to one of the largest mobile banking services in the United States by number of customers. Customers has announced its intent to sell BankMobile and anticipates the sale to close within one year. Accordingly, BankMobile has been classified as "held for sale" in the consolidated balance sheets and BankMobile's operating results and associated cash flows have been presented as discontinued operations in the consolidated financial statements, see NOTE 3 - DISCONTINUED OPERATIONS.
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

The transaction contemplates aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers is $37 million in cash, with the payments to be made as follows: (i) $17 million in cash paid upon the closing of the acquisition, (ii) $10 million in cash upon the first anniversary of the closing and (iii) $10 million in cash paid upon the second anniversary of the closing. In accordance with the terms of the agreement, $10 million was paid to Higher One in June 2017. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One provided certain transition services to Customers through June 30, 2017. As consideration for these services, Customers paid Higher One an additional $5 million in cash. Customers also will be required to make additional payments to Higher One if, during the three years following the closing, revenues from the acquired Disbursement business exceed $75 million in a year. The potential payment is equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of June 30, 2017, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. The escrow account with $10 million and $20 million, respectively, as of June 30, 2017 and December 31, 2016 in aggregate restricted cash and the corresponding obligation to pay Higher One pursuant to the terms of the Purchase Agreement have been assigned to

BankMobile and are presented as "Assets held for sale" and "Other liabilities held for sale" on the June 30, 2017 and December 31, 2016 consolidated balance sheets. For more information regarding Customers' plans for BankMobile and the presentation of BankMobile within the consolidated financial statements, see NOTE 3 - DISCONTINUED OPERATIONS.

The assets acquired and liabilities assumed were initially presented at their estimated fair values based on a preliminary allocation of the purchase price. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that were highly subjective and subject to change. The fair value estimates were considered preliminary and subject to change for up to one year after the closing date of the acquisition as additional information became available. Based on a preliminary purchase price allocation, Customers recorded $4.3 million in goodwill as a result of the acquisition. At December 31, 2016, Customers recorded adjustments to the estimated fair values of prepaid expenses and other liabilities, which resulted in a $1.0 million increase in goodwill. The adjusted amount of goodwill of $5.3 million reflects the excess purchase price over the estimated fair value of the net assets acquired. The goodwill recorded is deductible for tax purposes. The purchase price allocation is considered final as of June 30, 2017. The following table summarizes the final adjusted amounts recognized for assets acquired and liabilities assumed:

(amounts in thousands)
Fair value of assets acquired:
Developed software	$27,400
Other intangible assets	9,300
Accounts receivable	2,784
Prepaid expenses	418
Fixed assets, net	229
Total assets acquired	40,131

Fair value of liabilities assumed:
Other liabilities	5,735
Deferred revenue	2,655
Total liabilities assumed	8,390

Net assets acquired	$31,741

Transaction cash consideration (1)	$37,000

Goodwill recognized	$5,259
(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing, which has been placed into an escrow account with a third party (aggregate amount of $20 million at December 31, 2016). Customers paid the first $10 million due to Higher One in June 2017.

The fair value for the developed software was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology giving consideration to potential obsolescence. The developed software was being amortized over ten years based on the estimated economic benefits received. The fair values for the other intangible assets represent the value of existing student and university relationships and a non-compete agreement with Higher One based on estimated retention rates and discounted cash flows. Other intangible assets were being amortized over an estimated life ranging from four to twenty years. Because BankMobile has been classified as held for sale, these assets are reported at the lower of cost or market on the consolidated balance sheet and are no longer being amortized. At June 30, 2017, Customers estimated the fair values of these assets to be higher than their amortized cost basis. Accordingly, a lower of cost or fair value adjustment was not recorded in second quarter 2017.

NOTE 3 – DISCONTINUED OPERATIONS

In third quarter 2016, Customers announced its intent to sell BankMobile. Customers anticipates a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at June 30, 2017, the assets and liabilities of BankMobile have been presented as "Assets held for sale," "Non-interest bearing deposits held for sale," and "Other liabilities held for sale" on the consolidated balance sheets at June 30, 2017 and December 31, 2016. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements, and prior period amounts have been reclassified to conform with the current period presentation. BankMobile will continue to be presented as "Discontinued operations" until completion of the sale or at such time that BankMobile no longer meets the held-for-sale criteria.

The following summarized financial information related to BankMobile has been segregated from continuing operations and reported as discontinued operations for the periods presented. The amounts presented below exclude the effect of internal allocations made by management when assessing the performance of the BankMobile operating segment. For more information on the BankMobile operating segment, see NOTE 14 - BUSINESS SEGMENTS.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2017	2016	2017	2016
Discontinued operations:
Interest income	$1	$—	$2	$—
Interest expense	11	4	18	9
Net interest income	(10)	(4)	(16)	(9)
Non-interest income	11,420	2,403	28,746	2,630
Non-interest expense	19,846	6,095	39,064	8,129
Loss from discontinued operations before income tax benefit	(8,436)	(3,696)	(10,334)	(5,508)
Income tax benefit from discontinued operations	(3,206)	(1,405)	(3,927)	(2,093)
Net loss from discontinued operations	$(5,230)	$(2,291)	$(6,407)	$(3,415)

The assets and liabilities held for sale on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
(amounts in thousands)
ASSETS
Cash and cash equivalents (1)	$11,552	$20,000
Loans receivable	1,930	12,248
Bank premises and equipment, net	968	510
Goodwill and other intangibles	13,982	13,982
Other assets	39,364	32,531
Assets held for sale	$67,796	$79,271
LIABILITIES
Demand, non-interest bearing deposits	$447,325	$453,394
Other liabilities:
Interest bearing deposits	6,116	3,401
Accrued expenses and other liabilities (1)	16,278	28,002
Other liabilities held for sale	22,394	31,403
Liabilities held for sale	$469,719	$484,797

(1) Includes $10 million and $20 million payable to Higher One with matching amounts in restricted cash held in an escrow account with a third party as of June 30, 2017 and December 31, 2016, respectively.

Customers anticipates that cash, securities or loans (or a combination thereof) with a market value equal to approximately the amount of BankMobile deposits outstanding at the time the anticipated sale closes will be included in the net assets transferred.

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2016 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2016 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 8, 2017. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Allowance for Loan Losses; Goodwill and other Intangible Assets; Investments in FHLB, Federal Reserve Bank, and other restricted stock; Other Real Estate Owned; FDIC Loss Sharing Receivable and Clawback Liability; Bank-Owned Life Insurance; Bank Premises and Equipment; Treasury Stock; Income Taxes; Share-Based Compensation; Segments; Derivative Instruments and Hedging; Comprehensive Income; and Earnings per Share. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.
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

•
Customers also adopted ASU 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies that a contingency of put or call exercise does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under the existing guidance, companies will still need to evaluate the other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. As the adoption did not result in any significant impact to Customers’ consolidated financial statements, it did not result in a modified retrospective application.

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

•
Customers also adopted ASU 2016-17, Consolidation - Interests Held Through Related Parties that are Under Common Control. This ASU amends the guidance included in ASU 2015-02, Consolidation: Amendments to Consolidation Analysis which Customers adopted in first quarter 2016. This ASU makes a narrow amendment that requires that a single decision maker considers indirect economic interests in an entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that VIE. Prior to this amendment, indirect interests held through related parties that are under common control were to be considered equivalent of the single decision maker’s direct interests in their entirety which could result in a single decision maker consolidating the VIE. As the adoption did not result in any significant impact to Customers’ consolidated financial statements, it did not result in a full or modified retrospective application.

Accounting Standards Issued But Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification in Accounting Standards Codification (“ASC”) 718. Under this ASU, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or a liability changes as a result of the change in terms or conditions. This ASU does not change the accounting for modifications under ASC 718. The ASU will be effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. Adoption of this new guidance must be applied prospectively to an award modified on or after the adoption date. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test that requires an entity to determine the implied fair value of its goodwill through a hypothetical purchase price allocation. Instead, under this ASU, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will also be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for Customers for its first reporting period beginning after December 15, 2019. Early adoption is permitted for impairment tests performed after January 1, 2017. Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. Customers does not expect the adoption to this ASU to have a significant impact on the presentation of its statement of cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including HTM securities), presents the net amount expected to be collected on the financial asset. This ASU will replace today’s “incurred loss” approach. The CECL model is expected to result in earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to record allowances for credit losses rather than reduce the carrying amount, as they do today under the OTTI model, and will be allowed to reverse previously established allowances in the event the credit of the issuer improves. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for Customers for its first reporting period beginning after December 15, 2019. Earlier adoption is also permitted. Adoption of the new guidance can be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Customers is currently evaluating the impact of this ASU, initiating implementation efforts across the company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to Customers' allowance for loan losses which will depend upon the nature and characteristics of Customers' loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. Customers currently does not intend to early adopt this new guidance.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for Customers for its first reporting period beginning after December 15, 2017, including interim periods within those fiscal years. Customers is in the process of evaluating the impacts of the adoption of this ASU, however, it does not expect the impact to be significant to its financial condition, results of operations and consolidated financial statements given the immaterial amount of its investment in equity securities.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for Customers for its first reporting period beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (the entity’s consideration is in the form of a commission and the entity is not exposed to credit risk) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.
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

NOTE 5 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(amounts in thousands, except share and per share data)
Net income from continuing operations available to common shareholders (1)	$25,337	$19,712	$48,647	$37,734
Net loss from discontinued operations	(5,230)	(2,291)	(6,407)	(3,415)
Net income available to common shareholders	$20,107	$17,421	$42,240	$34,319

Weighted-average number of common shares outstanding - basic	30,641,554	27,080,676	30,524,955	27,012,869
Share-based compensation plans	1,910,634	2,123,745	2,129,773	2,077,219
Warrants	17,464	299,908	27,318	303,769
Weighted-average number of common shares - diluted	32,569,652	29,504,329	32,682,046	29,393,857

Basic earnings per common share from continuing operations	$0.83	$0.73	$1.59	$1.40
Basic loss per common share from discontinued operations	$(0.17)	$(0.09)	$(0.21)	$(0.13)
Basic earnings per common share	$0.66	$0.64	$1.38	$1.27
Diluted earnings per common share from continuing operations	$0.78	$0.67	$1.49	$1.28
Diluted loss per common share from discontinued operations	$(0.16)	$(0.08)	$(0.20)	$(0.11)
Diluted earnings per common share	$0.62	$0.59	$1.29	$1.17
(1) Net income from continuing operations, net of preferred stock dividends

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive securities:
Share-based compensation awards	288,325	616,995	282,725	616,995
Warrants	52,242	52,242	52,242	52,242
Total anti-dilutive securities	340,567	669,237	334,967	669,237

NOTE 6 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance - March 31 2017	$(3,366)	$(1,506)	$(4,872)
Other comprehensive income (loss) before reclassifications	12,130	(420)	11,710
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(1,942)	468	(1,474)
Net current-period other comprehensive income	10,188	48	10,236
Balance - June 30, 2017	$6,822	$(1,458)	$5,364

	Six Months Ended June 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance - December 31, 2016	$(2,681)	$(2,211)	$(4,892)
Other comprehensive income (loss) before reclassifications	11,445	(219)	11,226
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(1,942)	972	(970)
Net current-period other comprehensive income	9,503	753	10,256
Balance - June 30, 2017	$6,822	$(1,458)	$5,364

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)
Reclassification amounts for available-for-sale securities are reported as gain on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

	Three Months Ended June 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - March 31 2016	$(363)	$(547)	$(910)	$(4,423)	$(5,333)
Other comprehensive income (loss) before reclassifications	5,258	(221)	5,037	(508)	4,529
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	—	—	—	377	377
Net current-period other comprehensive income (loss)	5,258	(221)	5,037	(131)	4,906
Balance - June 30, 2016	$4,895	$(768)	$4,127	$(4,554)	$(427)

	Six Months Ended June 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Other comprehensive income (loss) before reclassifications	9,513	(184)	9,329	(2,133)	7,196
Amounts reclassified from accumulated other comprehensive loss to net income (2)	(16)	—	(16)	377	361
Net current-period other comprehensive income (loss)	9,497	(184)	9,313	(1,756)	7,557
Balance - June 30, 2016	$4,895	$(768)	$4,127	$(4,554)	$(427)

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)
Reclassification amounts for available-for-sale securities are reported as gain on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 7 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of June 30, 2017 and December 31, 2016 are summarized in the tables below:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$210,688	$755	$(1,699)	$209,744
Agency-guaranteed commercial real estate mortgage-backed securities	735,116	11,318	(11)	746,423
Corporate notes (1)	44,956	821	—	45,777
Equity securities (2)	10,661	—	—	10,661
	$1,001,421	$12,894	$(1,710)	$1,012,605

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Includes equity securities issued by a foreign entity.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$233,002	$918	$(2,657)	$231,263
Agency-guaranteed commercial real estate mortgage-backed securities	204,689	—	(2,872)	201,817
Corporate notes (1)	44,932	401	(185)	45,148
Equity securities (2)	15,246	—	—	15,246
	$497,869	$1,319	$(5,714)	$493,474

(1)	Includes subordinated debt issued by other bank holding companies.
(2) Includes equity securities issued by a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$115,982	$—	$115,982	$2,848
Gross gains	$3,183	$—	$3,183	$26
Gross losses	—	—	—	—
Net gains	$3,183	$—	$3,183	$26
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
The following table presents available-for-sale debt securities by stated maturity.  Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2017
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	42,956	43,602
Due after ten years	2,000	2,175
Agency-guaranteed residential mortgage-backed securities	210,688	209,744
Agency-guaranteed commercial real estate mortgage-backed securities	735,116	746,423
Total debt securities	$990,760	$1,001,944

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$76,237	$(660)	$29,797	$(1,039)	$106,034	$(1,699)
Agency-guaranteed commercial real estate mortgage-backed securities	6,172	(11)	—	—	6,172	(11)
Total	$82,409	$(671)	$29,797	$(1,039)	$112,206	$(1,710)
(1) Includes subordinated debt issued by other bank holding companies.

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$87,433	$(1,330)	$30,592	$(1,327)	$118,025	$(2,657)
Agency-guaranteed commercial real estate mortgage-backed securities	201,817	(2,872)	—	—	201,817	(2,872)
Corporate notes (1)	9,747	(185)	—	—	9,747	(185)
Total	$298,997	$(4,387)	$30,592	$(1,327)	$329,589	$(5,714)

(1)	Includes subordinated debt issued by other bank holding companies.

At June 30, 2017, there were twelve available-for-sale investment securities in the less-than-twelve-month category and seven available-for-sale investment securities in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At June 30, 2017, management evaluated its equity holdings issued by a foreign entity for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded an other-than-temporary impairment loss of $2.9 million and $4.6 million, respectively, for the three and six months ended June 30, 2017 for the full amount of the decline in fair value below the cost basis established at March 31, 2017 and December 31, 2016. The fair value of the equity securities at June 30, 2017 of $10.7 million became the new cost basis of the securities. Given that these equity securities continue to experience price declines, Customers is closely monitoring the issuer's stock performance while at the same time studying alternatives to exit the investment. As of July 31, 2017, the equity securities were trading at a price of $1.57 per share which represents an estimated fair value of $6.3 million for the equity securities that Customers still owns.
At June 30, 2017 and December 31, 2016, Customers Bank had pledged investment securities aggregating $642.6 million and $231.3 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 8 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$2,101,641	$2,116,815
Multi-family loans at lower of cost or fair value	150,758	—
Total commercial loans held for sale	2,252,399	2,116,815
Consumer loans:
Residential mortgage loans, at fair value	2,697	695
Loans held for sale	$2,255,096	$2,117,510

Commercial loans held for sale consists predominately of commercial loans to mortgage companies (i.e., mortgage warehouse loans). These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e., the sale event). The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life of 20 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective June 30, 2017, Customers Bank transferred $150.8 million of multi-family loans from loans receivable (held for investment) to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

Effective December 31, 2016, Customers Bank transferred $25.1 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 9 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
(amounts in thousands)
Commercial:
Multi-family	$3,399,617	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	1,505,487	1,370,853
Commercial real estate non-owner occupied	1,216,012	1,193,715
Construction	61,226	64,789
Total commercial loans	6,182,342	5,844,356
Consumer:
Residential real estate	444,453	193,502
Manufactured housing	96,148	101,730
Other	2,561	2,726
Total consumer loans	543,162	297,958
Total loans receivable	6,725,504	6,142,314
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(2,226)	76
Allowance for loan losses	(38,458)	(37,315)
Loans receivable, net of allowance for loan losses	$6,684,820	$6,105,075

The following tables summarize loans receivable by loan type and performance status as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,397,645	$1,972	$3,399,617
Commercial and industrial	—	—	—	10,051	1,051,303	929	1,062,283
Commercial real estate - owner occupied	—	—	—	2,645	429,283	11,276	443,204
Commercial real estate - non-owner occupied	—	—	—	285	1,209,987	5,740	1,216,012
Construction	—	—	—	—	61,226	—	61,226
Residential real estate	1,113	—	1,113	4,059	433,243	6,038	444,453
Manufactured housing (5)	2,480	3,163	5,643	2,075	85,570	2,860	96,148
Other consumer	1	—	1	56	2,281	223	2,561
Total	$3,594	$3,163	$6,757	$19,171	$6,670,538	$29,038	$6,725,504
	December 31, 2016
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$12,573	$—	$12,573	$—	$3,200,322	$2,104	$3,214,999
Commercial and industrial	350	—	350	8,443	967,391	1,037	977,221
Commercial real estate - owner occupied	137	—	137	2,039	379,227	12,229	393,632
Commercial real estate - non-owner occupied	—	—	—	2,057	1,185,331	6,327	1,193,715
Construction	—	—	—	—	64,789	—	64,789
Residential real estate	4,417	—	4,417	2,959	178,559	7,567	193,502
Manufactured housing (5)	3,761	2,813	6,574	2,236	89,850	3,070	101,730
Other consumer	12	—	12	58	2,420	236	2,726
Total	$21,250	$2,813	$24,063	$17,792	$6,067,889	$32,570	$6,142,314

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of June 30, 2017 and December 31, 2016, the Bank had $0.3 million and $0.5 million, respectively, of residential real estate held in other real estate owned. As of June 30, 2017 and December 31, 2016, the Bank had initiated foreclosure proceedings of $1.6 million and $0.4 million, respectively, on loans secured by residential real estate.

Allowance for loan losses
The changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 and the loans and allowance for loan losses by loan class based on impairment evaluation method as of June 30, 2017 and December 31, 2016 were as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing arrangements.

Three Months Ended June 30, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2017	$12,283	$13,009	$2,394	$7,847	$885	$3,080	$284	$101	$39,883
Charge-offs	—	(1,849)	—	(4)	—	(69)	—	(24)	(1,946)
Charge-offs for BankMobile loans (1)	—	—	—	—	—	—	—	(202)	(202)
Recoveries	—	68	9	—	49	6	—	2	134
Recoveries for BankMobile loans (1)	—	—	—	—	—	—	—	54	54
Provision for loan losses	(255)	357	573	(57)	(218)	(22)	(16)	173	535
Ending Balance, June 30, 2017	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458
Six Months Ended June 30, 2017
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(2,047)	—	(408)	—	(290)	—	(24)	(2,769)
Charge-offs for BankMobile loans (1)	—	—	—	—	—	—	—	(222)	(222)
Recoveries	—	283	9	—	130	27	—	4	453
Recoveries for BankMobile loans (1)	—	—	—	—	—	—	—	96	96
Provision for loan losses	426	2,299	784	300	(254)	(84)	(18)	132	3,585
Ending Balance, June 30, 2017	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458

As of June 30, 2017
Loans:
Individually evaluated for impairment	$—	$10,121	$2,649	$285	$—	$8,002	$10,374	$56	$31,487
Collectively evaluated for impairment	3,397,645	1,051,233	429,279	1,209,987	61,226	430,413	82,914	2,282	6,664,979
Loans acquired with credit deterioration	1,972	929	11,276	5,740	—	6,038	2,860	223	29,038
	$3,399,617	$1,062,283	$443,204	$1,216,012	$61,226	$444,453	$96,148	$2,561	$6,725,504
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,959	$642	$67	$—	$118	$5	$—	$2,791
Collectively evaluated for impairment	12,028	9,128	2,317	4,673	716	2,245	83	48	31,238
Loans acquired with credit deterioration	—	498	17	3,046	—	632	180	56	4,429
	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458
(1) Includes activity for BankMobile-related loans, primarily overdrawn deposit accounts.

Three Months Ended June 30, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2016	$12,135	$9,959	$1,410	$8,548	$1,264	$3,676	$468	$145	$37,605
Charge-offs	—	(537)	—	—	—	(413)	—	(50)	(1,000)
Charge-offs for BankMobile loans (1)	—	—	—	—	—	—	—	(140)	(140)
Recoveries	—	55	—	—	24	1	—	—	80
Provision for loan losses	233	893	172	(65)	(79)	271	(28)	155	1,552
Ending Balance, June 30, 2016	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097
Six Months Ended June 30, 2016
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	(537)	—	—	—	(413)	—	(92)	(1,042)
Charge-offs for BankMobile loans (1)	—	—	—	—	—	—	—	(140)	(140)
Recoveries	—	111	—	8	457	1	—	—	577
Provision for loan losses	352	1,932	234	55	(322)	649	(54)	209	3,055
Ending Balance, June 30, 2016	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097
As of December 31, 2016
Loans:
Individually evaluated for impairment	$—	$8,516	$2,050	$2,151	$—	$6,972	$9,665	$57	$29,411
Collectively evaluated for impairment	3,212,895	967,668	379,353	1,185,237	64,789	178,963	88,995	2,433	6,080,333
Loans acquired with credit deterioration	2,104	1,037	12,229	6,327	—	7,567	3,070	236	32,570
	$3,214,999	$977,221	$393,632	$1,193,715	$64,789	$193,502	$101,730	$2,726	$6,142,314
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,024	$287	$14	$—	$35	$—	$—	$1,360
Collectively evaluated for impairment	11,602	9,686	1,896	4,626	772	2,414	88	60	31,144
Loans acquired with credit deterioration	—	340	—	3,254	68	893	198	58	4,811
	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
(1) Includes activity for BankMobile loans, primarily overdrawn deposit accounts.
Certain manufactured housing loans were purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At June 30, 2017 and December 31, 2016, funds available for reimbursement, if necessary, were $0.8 million and $1.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of June 30, 2017 and December 31, 2016 and the average recorded investment and interest income recognized for the three and six months ended June 30, 2017 and 2016. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$7,256	$7,318	$—	$6,678	$46	$5,251	$96
Commercial real estate owner occupied	1,819	1,819	—	1,739	—	1,563	3
Commercial real estate non-owner occupied	183	296	—	884	—	1,257	2
Other consumer	56	57	—	56	—	56	—
Residential real estate	2,999	3,180	—	2,660	—	4,001	1
Manufactured housing	10,146	10,146	—	10,074	152	9,937	293
With an allowance recorded:
Commercial and industrial	2,865	2,865	1,959	7,209	—	6,846	22
Commercial real estate owner occupied	830	830	642	839	1	839	2
Commercial real estate non-owner occupied	102	155	67	114	—	126	—
Residential real estate	5,003	5,003	118	4,953	45	3,399	84
Manufactured housing	228	228	5	216	5	144	8
Total	$31,487	$31,897	$2,791	$35,422	$249	$33,419	$511

	December 31, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$—	$—	$220	$—
Commercial and industrial	2,396	3,430	—	19,892	286	17,280	473
Commercial real estate owner occupied	1,210	1,210	—	9,882	108	9,360	202
Commercial real estate non-owner occupied	2,002	2,114	—	4,755	—	4,595	15
Other consumer	57	57	—	45	—	46	—
Residential real estate	6,682	6,749	—	4,013	20	4,119	44
Manufactured housing	9,665	9,665	—	8,874	172	8,683	281
With an allowance recorded:
Multi-family	—	—	—	390	5	260	10
Commercial and industrial	6,120	6,120	1,024	8,034	41	7,211	112
Commercial real estate - owner occupied	840	840	287	6	—	8	—
Commercial real estate non-owner occupied	149	204	14	538	2	544	4
Other consumer	—	—	—	27	—	48	—
Residential real estate	290	303	35	544	—	494	—
Total	$29,411	$30,692	$1,360	$57,000	$634	$52,868	$1,141
Troubled Debt Restructurings
At June 30, 2017 and December 31, 2016, there were $21.3 million and $16.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
The following table presents loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2017 and 2016. There were no modifications that involved forgiveness of debt.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	2	$5,855	—	$—
Interest-rate reductions	9	320	16	535
Total	11	$6,175	16	$535

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	3	$6,203	3	$1,995
Interest-rate reductions	29	1,175	39	1,399
Total	32	$7,378	42	$3,394
The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	2	$5,855	—	$—
Manufactured housing	9	320	14	319
Residential real estate	—	—	2	216
Total loans	11	$6,175	16	$535

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	3	$6,203	1	$76
Commercial real estate non-owner occupied	—	—	1	1,844
Manufactured housing	29	1,175	37	1,183
Residential real estate	—	—	3	291
Total loans	32	$7,378	42	$3,394

As of June 30, 2017, except for one commercial and industrial loan with an outstanding commitment of $2.3 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs. There were no commitments to lend additional funds to debtors whose loans have been modified in TDRs at December 31, 2016.
As of June 30, 2017, six manufactured housing loans totaling $0.3 million that were modified in TDRs within the past twelve months, defaulted on payments. As of June 30, 2016, two manufactured housing loans totaling $0.1 million, that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was no allowance recorded as a result of TDR modifications during the three months ended June 30, 2017. For the six months ended June 30, 2017, there was one allowance recorded resulting from TDR modifications, totaling $1 thousand for one manufactured housing loan. There were no allowances recorded resulting from TDR modifications during the three and six months ended June 30, 2016.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017	2016
(amounts in thousands)
Accretable yield balance as of March 31,	$9,376	$12,622
Accretion to interest income	(465)	(499)
Reclassification from nonaccretable difference and disposals, net	95	(958)
Accretable yield balance as of June 30,	$9,006	$11,165

	Six Months Ended June 30,
	2017	2016
(amounts in thousands)
Accretable yield balance as of December 31,	$10,202	$12,947
Accretion to interest income	(958)	(969)
Reclassification from nonaccretable difference and disposals, net	(238)	(813)
Accretable yield balance as of June 30,	$9,006	$11,165

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
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effects of the estimated clawback liability and the termination agreement, for the three months ended June 30, 2017 and 2016.

	Allowance for Loan Losses
	Three Months Ended June 30,
(amounts in thousands)	2017	2016
Ending balance as of March 31,	$39,883	$37,605
Provision for loan losses (1)	535	1,552
Charge-offs	(1,946)	(1,000)
Charge-offs for BankMobile loans	(202)	(140)
Recoveries	134	80
Recoveries for BankMobile loans	54	—
Ending balance as of June 30,	$38,458	$38,097

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended June 30,
(amounts in thousands)	2017	2016
Ending balance as of March 31,	$—	$(2,544)
Increased estimated cash flows (2)	—	766
Other activity, net (a)	—	49
Cash payments to the FDIC	—	348
Ending balance as of June 30,	$—	$(1,381)

(1) Provision for loan losses	$535	$1,552
(2) Effect attributable to FDIC loss share arrangements	—	(766)
Net amount reported as provision for loan losses	$535	$786

(a) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualified for reimbursement under the FDIC loss sharing agreements.

	Allowance for Loan Losses
	Six Months Ended June 30,
(amounts in thousands)	2017	2016
Ending balance as of December 31,	$37,315	$35,647
Provision for loan losses (1)	3,585	3,055
Charge-offs	(2,769)	(1,042)
Charge-offs for BankMobile loans	(222)	(140)
Recoveries	453	577
Recoveries for BankMobile loans	96	—
Ending balance as of June 30,	$38,458	$38,097

	FDIC Loss Sharing Receivable/ Clawback Liability
	Six Months Ended June 30,
(amounts in thousands)	2017	2016
Ending balance as of December 31,	$—	$(2,083)
Increased estimated cash flows (2)	—	289
Other activity, net (a)	—	(255)
Cash payments to the FDIC	—	668
Ending balance as of June 30,	$—	$(1,381)

(1) Provision for loan losses	$3,585	$3,055
(2) Effect attributable to FDIC loss share arrangements	—	(289)
Net amount reported as provision for loan losses	$3,585	$2,766
(a) Includes external costs, such as legal fees, real estate taxes, and appraisal expenses, which qualified for reimbursement under the FDIC loss sharing agreements.
Credit Quality Indicators
Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, construction, and residential real estate loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, construction and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective loan portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans.

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
The following tables present the credit ratings of loans receivable as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,371,537	$1,032,343	$427,717	$1,194,758	$61,226	$440,712	$—	$—	$6,528,293
Special Mention	18,883	15,105	8,465	13,374	—	—	—	—	55,827
Substandard	9,197	14,835	7,022	7,880	—	3,741	—	—	42,675
Performing (1)	—	—	—	—	—	—	88,430	2,504	90,934
Non-performing (2)	—	—	—	—	—	—	7,718	57	7,775
Total	$3,399,617	$1,062,283	$443,204	$1,216,012	$61,226	$444,453	$96,148	$2,561	$6,725,504

	December 31, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,198,290	$943,356	$375,919	$1,175,850	$50,291	$189,919	$—	$—	$5,933,625
Special Mention	—	19,552	12,065	10,824	14,498	—	—	—	56,939
Substandard	16,709	14,313	5,648	7,041	—	3,583	—	—	47,294
Performing (1)	—	—	—	—	—	—	92,920	2,656	95,576
Non-performing (2)	—	—	—	—	—	—	8,810	70	8,880
Total	$3,214,999	$977,221	$393,632	$1,193,715	$64,789	$193,502	$101,730	$2,726	$6,142,314

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Loan Purchases and Sales
In first quarter 2017, Customers purchased $174.2 million of thirty-year fixed-rate residential mortgage loans from Florida-based Everbank. The purchase price was 98.5% of loans outstanding. In second quarter 2017, Customers purchased an additional $90.0 million of thirty-year fixed-rate residential mortgage loans from Everbank. The purchase price was 101.0% of loans outstanding. There were no loan purchases during the three or six months ended June 30, 2016.

In first quarter 2017, Customers sold $94.9 million of multi-family loans for $95.4 million resulting in a gain on sale of $0.5 million and $8.7 million of Small Business Administration (SBA) loans resulting in a gain on sale of $0.8 million. In second quarter 2017, Customers sold $7.0 million of SBA loans resulting in a gain on sale of $0.6 million. In first quarter 2016, Customers sold $6.9 million of SBA loans resulting in a gain on sale of $0.6 million. In second quarter 2016, Customers sold one commercial loan amounting to $5.7 million resulting in a loss on sale of $0.1 million and $3.6 million of SBA loans resulting in a gain on sale of $0.4 million.

None of these purchases and sales during the six months ended June 30, 2017 and 2016 materially affected the credit profile of Customers’ related loan portfolio.

NOTE 10 - BORROWINGS

In June 2017, Customers Bancorp issued $100 million of senior notes at 99.775% of face value. The price to purchasers represents a yield-to-maturity of 4.0% on the fixed coupon rate of 3.95%. The senior notes mature in June 2022.

The net proceeds to Customers after deducting the underwriting discount and estimated offering expenses were approximately $98.6 million. The net proceeds were contributed to Customers Bank for purposes of its working capital needs and the funding of its organic growth.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2017 and December 31, 2016, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
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

Generally, to be considered adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$671,824	8.282%	$466,453	5.750%	N/A	N/A
Customers Bank	$995,670	12.302%	$465,368	5.750%	$526,068	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$889,295	10.962%	$588,136	7.250%	N/A	N/A
Customers Bank	$995,670	12.302%	$586,768	7.250%	$647,468	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$1,008,760	12.435%	$750,380	9.250%	N/A	N/A
Customers Bank	$1,143,056	14.123%	$748,635	9.250%	$809,335	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$889,295	8.680%	$409,836	4.000%	N/A	N/A
Customers Bank	$995,670	9.737%	$409,025	4.000%	$511,281	5.000%
As of December 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%

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

NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under ASC Topic 820, Fair Value Measurements and Disclosures, as explained below.
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2017 and December 31, 2016:
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
Loans held for sale - Multifamily loans:
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
Derivatives (Assets and Liabilities):
The fair values of interest rate swaps and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Bank and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Assets and Liabilities held for sale

Assets and liabilities held for sale are recorded at the lower of cost basis or market value. Assets classified as held for sale at June 30, 2017 were $67.8 million. Included in assets held for sale were financial instruments including cash and cash equivalents of $11.6 million (Level 1) and loans receivable of $1.9 million (Level 3). The remaining assets designated as held for sale consist of goodwill, intangibles and other assets not considered financial instruments. Liabilities classified as held for sale consisted primarily of $453.4 million million of transaction deposit accounts (Level 1). The remaining liabilities classified as held for sale consist of accrued liabilities not considered financial instruments under ASC 825 - Financial Instruments.
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

The estimated fair values of Customers' financial instruments at June 30, 2017 and December 31, 2016 were as follows:

			Fair Value Measurements at June 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$401,690	$401,690	$401,690	$—	$—
Investment securities, available for sale	1,012,605	1,012,605	10,661	1,001,944	—
Loans held for sale	2,255,096	2,255,276	—	2,104,338	150,938
Loans receivable, net of allowance for loan losses	6,684,820	6,715,271	—	—	6,715,271
FHLB, Federal Reserve Bank and other restricted stock	129,689	129,689	—	129,689	—
Derivatives	10,754	10,754	—	10,652	102
Assets held for sale	13,482	13,482	11,552	—	1,930
Liabilities:
Deposits	$7,021,922	$7,020,634	$4,579,560	$2,441,074	$—
Deposits held for sale	453,441	453,441	453,441	—	—
Federal funds purchased	150,000	150,000	150,000	—	—
FHLB advances	1,999,600	1,999,358	1,189,600	809,758	—
Other borrowings	186,030	191,887	66,362	125,525	—
Subordinated debt	108,831	114,400	—	114,400	—
Derivatives	13,116	13,116	—	13,116	—

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$244,709	$244,709	$244,709	$—	$—
Investment securities, available for sale	493,474	493,474	15,246	478,228	—
Loans held for sale	2,117,510	2,117,510	—	2,117,510	—
Loans receivable, net of allowance for loan losses	6,105,075	6,149,773	—	—	6,149,773
FHLB, Federal Reserve Bank and other restricted stock	68,408	68,408	—	68,408	—
Derivatives	10,864	10,864	—	10,819	45
Assets held for sale	32,248	32,248	20,000	—	12,248
Liabilities:
Deposits	$6,846,980	$6,846,868	$4,015,218	$2,831,650	$—
Deposits held for sale	456,795	456,795	456,795	—	—
Federal funds purchased	83,000	83,000	83,000	—	—
FHLB advances	868,800	869,049	688,800	180,249	—
Other borrowings	87,123	91,761	66,261	25,500	—
Subordinated debt	108,783	111,375	—	111,375	—
Derivatives	14,172	14,172	—	14,172	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$209,744	$—	$209,744
Agency guaranteed commercial mortgage-backed securities	—	746,423	—	746,423
Corporate notes	—	45,777	—	45,777
Equity securities	10,661	—	—	10,661
Derivatives	—	10,652	102	10,754
Loans held for sale – fair value option	—	2,104,338	—	2,104,338
Total assets - recurring fair value measurements	$10,661	$3,116,934	$102	$3,127,697
Liabilities
Derivatives	$—	$13,116	$—	$13,116
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $2,791	$—	$—	$6,725	$6,725
Other real estate owned	—	—	2,070	2,070
Total assets - nonrecurring fair value measurements	$—	$—	$8,795	$8,795

	December 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$231,263	$—	$231,263
Agency-guaranteed commercial mortgage-backed securities	—	201,817	—	201,817
Corporate notes	—	45,148	—	45,148
Equity securities	15,246	—	—	15,246
Derivatives	—	10,819	45	10,864
Loans held for sale – fair value option	—	2,117,510	—	2,117,510
Total assets - recurring fair value measurements	$15,246	$2,606,557	$45	$2,621,848
Liabilities
Derivatives	$—	$14,172	$—	$14,172
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,360	$—	$—	$6,527	$6,527
Other real estate owned	—	—	2,731	2,731
Total assets - nonrecurring fair value measurements	$—	$—	$9,258	$9,258

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016 are summarized as follows.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
	2017	2016
(amounts in thousands)
Balance at March 31	$95	$73
Issuances	102	157
Settlements	(95)	(73)
Balance at June 30	$102	$157

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
	2017	2016
(amounts in thousands)
Balance at December 31	$45	$45
Issuances	197	230
Settlements	(140)	(118)
Balance at June 30	$102	$157

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and six months ended June 30, 2017 and 2016.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2017 and December 31, 2016 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans	$6,725	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	2,070	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	102	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans	$1,431	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Impaired loans	5,096	Discounted cash flow	Projected cash flows (3)	4 times EBITDA
Other real estate owned	2,731	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	90%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

(3)	Projected cash flows of the business derived using EBITDA multiple based on management's best estimate.

(4)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and six months ended June 30, 2017 and 2016, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $1.6 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At June 30, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2016, Customers had four outstanding interest rate derivatives with notional amounts totaling $325.0 million that were designated as cash flow hedges of interest rate risk. The hedges expire between January 2018 and April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At June 30, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $789.7 million related to this program. At December 31, 2016, Customers had 76 interest rate swaps with an aggregate notional amount of $716.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2017 and December 31, 2016, Customers had an outstanding notional balance of residential mortgage loan commitments of $6.1 million and $3.6 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At June 30, 2017 and December 31, 2016, Customers had outstanding notional balances of credit derivatives of $53.8 million and $44.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$195	Other liabilities	$2,586
Total		$195		$2,586
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,322	Other liabilities	$10,521
Credit contracts	Other assets	135	Other liabilities	9
Residential mortgage loan commitments	Other assets	102	Other liabilities	—
Total		$10,559		$10,530

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$3,624
Total		$—		$3,624
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,683	Other liabilities	$10,537
Credit contracts	Other assets	136	Other liabilities	11
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$10,864		$10,548

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(145)
Credit contracts	Other non-interest income	1
Residential mortgage loan commitments	Mortgage banking income	7
Total		$(137)

	Three Months Ended June 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(14)
Credit contracts	Other non-interest income	23
Residential mortgage loan commitments	Mortgage banking income	84
Total		$93

	Six Months Ended June 30, 2017
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$338
Credit contracts	Other non-interest income	1
Residential mortgage loan commitments	Mortgage banking income	57
Total		$396

	Six Months Ended June 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(486)
Credit contracts	Other non-interest income	272
Residential mortgage loan commitments	Mortgage banking income	112
Total		$(102)

	Three Months Ended June 30, 2017
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(420)	Interest expense	$(767)

	Three Months Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(508)	Interest expense	$(603)

	Six Months Ended June 30, 2017
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(219)	Interest expense	$(1,594)

	Six Months Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(2,133)	Interest expense	$(603)

(1) Amounts presented are net of taxes. See NOTE 6 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME for total effect on other comprehensive income from derivatives designated as cash flow hedges for the periods presented.

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2017, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $8.3 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at June 30, 2017 had posted $10.1 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At June 30, 2017

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,175	$—	$4,175	$—	$920	$3,255
Offsetting of Financial Liabilities and Derivative Liabilities
At June 30, 2017

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,307	$—	$9,307	$—	$9,307	$—
Offsetting of Financial Assets and Derivative Assets
At December 31, 2016

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,723	$—	$4,723	$—	$—	$4,723
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2016

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,825	$—	$9,825	$—	$4,472	$5,353

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
The following tables present the operating results for Customers' reportable business segments for the three and six months ended June 30, 2017 and 2016. Customers has presented the financial information and disclosures for prior periods to reflect the segment disclosures as if they had been in effect for the periods presented. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned disposition of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 38%.
In third quarter 2016, Customers announced its intent to sell BankMobile. Customers anticipates a sale to close within one year. Because BankMobile met the criteria to be classified as held for sale at June 30, 2017, the assets and liabilities of BankMobile have been presented as "Assets held for sale," "Non-interest bearing deposits held for sale" and "Other liabilities held for sale" on the consolidated balance sheets at June 30, 2017 and December 31, 2016. BankMobile's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. For more information on BankMobile discontinued operations, see NOTE 3 - DISCONTINUED OPERATIONS.
The BankMobile segment results presented below differ from the amounts reported as "Discontinued operations" on the consolidated financial statements primarily because of the internal funds transfer pricing methodology used by management to allocate interest income to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Three Months Ended June 30, 2017
	Community Business Banking	BankMobile		Consolidated
Interest income	$91,107	$2,745	(1)	$93,852
Interest expense	25,228	18		25,246
Net interest income	65,879	2,727		68,606
Provision for loan losses	535	—		535
Non-interest income	6,971	11,420		18,391
Non-interest expense	30,567	19,846		50,413
Income (loss) before income tax expense (benefit)	41,748	(5,699)		36,049
Income tax expense (benefit)	14,493	(2,166)		12,327
Net income (loss)	27,255	(3,533)		23,722
Preferred stock dividends	3,615	—		3,615
Net income (loss) available to common shareholders	$23,640	$(3,533)		$20,107

	Three Months Ended June 30, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$80,011	$1,309	(1)	$81,320
Interest expense	18,156	7		18,163
Net interest income	61,855	1,302		63,157
Provision for loan losses	786	—		786
Non-interest income	5,853	2,403		8,256
Non-interest expense	32,085	6,095		38,180
Income (loss) before income tax expense (benefit)	34,837	(2,390)		32,447
Income tax expense (benefit)	13,872	(908)		12,964
Net income (loss)	20,965	(1,482)		19,483
Preferred stock dividends	2,062	—		2,062
Net income (loss) available to common shareholders	$18,903	$(1,482)		$17,421

(1) - Amounts reported include funds transfer pricing of $2.7 million and 1.3 million for the three months ended June 30, 2017 and 2016, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Six Months Ended June 30, 2017
	Community Business Banking	BankMobile		Consolidated
Interest income	$169,938	$7,008	(1)	$176,946
Interest expense	45,883	39		45,922
Net interest income	124,055	6,969		131,024
Provision for loan losses	3,585	—		3,585
Non-interest income	12,398	28,746		41,144
Non-interest expense	60,714	39,064		99,778
Income before income tax expense (benefit)	72,154	(3,349)		68,805
Income tax expense (benefit)	20,609	(1,273)		19,336
Net income (loss)	51,545	(2,076)		49,469
Preferred stock dividends	7,229	—		7,229
Net income (loss) available to common shareholders	$44,316	$(2,076)		$42,240

As of June 30, 2017
Goodwill and other intangibles	$3,633	$13,982		$17,615
Total assets	$10,815,752	$67,796	(2)	$10,883,548
Total deposits	$7,021,922	$453,441		$7,475,363

	Six Months Ended June 30, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$151,684	$3,034	(1)	$154,718
Interest expense	33,920	14		33,934
Net interest income	117,764	3,020		120,784
Provision for loan losses	2,766	—		2,766
Non-interest income	11,121	2,630		13,751
Non-interest expense	63,957	8,130		72,087
Income (loss) before income tax expense (benefit)	62,162	(2,480)		59,682
Income tax expense (benefit)	22,957	(942)		22,015
Net income (loss)	39,205	(1,538)		37,667
Preferred stock dividends	3,348	—		3,348
Net income (loss) available to common shareholders	$35,857	$(1,538)		$34,319

As of June 30, 2016
Goodwill and other intangibles	$3,645	$13,552		$17,197
Total assets	$9,617,524	$67,101	(2)	$9,684,625
Total deposits	$6,511,240	$240,020		$6,751,260

(1) - Amounts reported include funds transfer pricing of $7.0 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.
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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, a financial holding company, and its wholly owned subsidiaries, including Customers Bank.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2017.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2016 Form 10-K.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2016 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended June 30, 2017.
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
Second Quarter Events of Note
Customers continued to report strong financial performance through second quarter 2017, with net income available to common shareholders of $20.1 million, or $0.62 per fully diluted common share. Customers also grew total assets through the $10 billion level during second quarter 2017, with total assets of $10.9 billion at June 30, 2017, an increase of $1.5 billion from December 31, 2016.

Asset quality remained exceptional with non-performing loans of $19.2 million, or 0.21% of total loans, and total non-performing assets (non-performing loans and other real estate owned) only 0.20% of total assets at June 30, 2017, reflecting Customers' conservative lending practices and continued focus on risk management. Customers' level of non-performing loans at June 30, 2017 remained well below industry average non-performing loans of 1.50% and Customers' peer group non-performing loans of 0.94%. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at June 30, 2017. Customers Bancorp's Tier 1 leverage ratio was 8.68%, and its total risk-based capital ratio was 12.44%, at June 30, 2017.
BankMobile remains classified as held for sale at June 30, 2017, and its operating activities are presented as discontinued operations throughout the accompanying consolidated financial statements. The net loss from discontinued operations of $5.2 million during second quarter 2017 was a result of lower seasonal activity for student spending and certain costs related to system conversions. BankMobile's student disbursement business is very seasonal with the second quarter as the lowest performing quarter when student enrollment is down for the summer months.
On June 30, 2017, Customers Bancorp issued $100 million five-year senior debt securities paying interest at 3.95%, the net proceeds of which were contributed as Tier 1 capital to Customers Bank. As a result of this debt transaction and contribution of capital to the bank subsidiary, Customers Bank's regulatory capital ratios were increased by approximately 100 basis points during second quarter 2017.
Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net income available to common shareholders increased $2.7 million, or 15.4%, to $20.1 million for the three months ended June 30, 2017 when compared to net income available to common shareholders of $17.4 million for the three months ended June 30, 2016. The increased net income available to common shareholders primarily resulted from an increase in net interest income from continuing operations of $5.5 million, largely reflecting the growth in interest earning assets over the past twelve months, an increase in non-interest income of $1.1 million, and a decrease in non-interest expense of $1.5 million, partially offset by an increase in income tax expense of $1.2 million, an increase in the net loss from discontinued operations of $2.9 million, and an increase in preferred stock dividends of $1.6 million.
Net interest income from continuing operations of $68.6 million increased $5.5 million, or 8.6%, for the three months ended June 30, 2017 when compared to net interest income from continuing operations of $63.2 million for the three months ended June 30, 2016. This increase resulted primarily from an increase in the average balance of interest-earning assets of $0.9 billion in second quarter 2017, offset in part by a five basis point decline in net interest margin (tax-equivalent) to 2.78% for second quarter 2017 from 2.83% for second quarter 2016.
The provision for loan losses from continuing operations of $0.5 million decreased $0.3 million for the three months ended June 30, 2017 when compared to the provision for loan losses from continuing operations of $0.8 million for the three months ended June 30, 2016. The second quarter 2017 provision expense includes provisions of $0.4 million for loan portfolio growth and $0.6 million for impaired loans, offset in part by a $0.5 million release for improved asset quality and lower incurred losses during second quarter 2017 than previously estimated.
Non-interest income from continuing operations of $7.0 million increased $1.1 million, or 19.1%, for the three months ended June 30, 2017 when compared to non-interest income from continuing operations of $5.9 million for the three months ended June 30, 2016. This increase was primarily the result of increased gains on sales of investment securities of $3.2 million and increased income from bank-owned life insurance policies of $1.1 million, offset in part by a $2.9 million other-than-temporary impairment loss related to equity securities.
Non-interest expense from continuing operations of $30.6 million decreased $1.5 million, or 4.7%, for the three months ended June 30, 2017 when compared to non-interest expense from continuing operations of $32.1 million for the three months ended June 30, 2016. This decrease resulted primarily from a decrease in deposit insurance assessments, non-income related taxes, and regulatory fees of $2.0 million, offset in part by increases in salaries and employee benefits of $0.3 million.
Income tax expense from continuing operations of $15.5 million increased $1.2 million, or 8.1%, for the three months ended June 30, 2017 when compared to income tax expense from continuing operations of $14.4 million for the three months ended June 30, 2016. The increase in income tax expense was driven primarily by an increase in pre-tax income from continuing operations of $8.3 million in second quarter 2017 compared to second quarter 2016 offset in part by a tax benefit of $1.3 million resulting from the exercise of stock options during second quarter 2017.
The net loss from discontinued operations of $5.2 million increased $2.9 million, or 128.3%, for the three months ended June 30, 2017 when compared to the net loss from discontinued operations of $2.3 million for the three months ended June 30, 2016. Total non-interest income was $11.4 million, an increase of $9.0 million over second quarter 2016, and total non-interest expense was $19.8 million, an increase of $13.8 million over second quarter 2016. The increases in non-interest income and non-interest expense reported within the loss from discontinued operations were predominantly a result of the acquisition of the Disbursement business in June 2016, which therefore only affected BankMobile's operating results for a portion of the quarter ended June 30, 2016 when compared to the full second quarter in 2017. BankMobile's student disbursement business is very seasonal with the second quarter as the lowest performing quarter when student enrollment is down for the summer months. The net loss from discontinued operations included a tax benefit of $3.2 million and $1.4 million for the second quarter 2017 and 2016, respectively, reflecting an estimated effective tax rate of 38% for both periods.
Preferred stock dividends of $3.6 million increased $1.6 million, or 75.3%, for the three months ended June 30, 2017 when compared to preferred stock dividends of $2.1 million for the three months ended June 30, 2016. This increase was the result of preferred stock issuances aggregating $142.5 million in April 2016 (dividends at 6.45%) and September 2016 (dividends at 6.00%).

Net Interest Income from Continuing Operations
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income from continuing operations and related spread and margin for the periods indicated.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(amounts in thousands)
Assets
Interest-earning deposits	$201,774	$550	1.09%	$213,509	$273	0.51%
Investment securities (A)	1,066,277	7,823	2.94%	550,130	3,638	2.65%
Loans held for sale	1,708,849	17,524	4.11%	2,056,929	17,429	3.41%
Loans receivable (B)	6,807,093	67,036	3.95%	6,050,321	59,013	3.92%
Other interest-earning assets	105,908	919	3.48%	102,599	967	3.79%
Total interest-earning assets	9,889,901	93,852	3.81%	8,973,488	81,320	3.64%
Non-interest-earning assets	299,598			271,495
Assets held for sale	75,834			14,209
Total assets	$10,265,333			$9,259,192
Liabilities
Interest checking accounts	$346,940	634	0.73%	$149,863	208	0.56%
Money market deposit accounts	3,456,638	8,369	0.97%	3,068,321	4,381	0.57%
Other savings accounts	35,475	19	0.21%	37,097	17	0.18%
Certificates of deposit	2,413,240	7,196	1.20%	2,515,688	6,532	1.04%
Total interest-bearing deposits	6,252,293	16,218	1.04%	5,770,969	11,138	0.78%
Borrowings	1,951,282	9,018	1.85%	2,014,452	7,021	1.40%
Total interest-bearing liabilities	8,203,575	25,236	1.23%	7,785,421	18,159	0.94%
Non-interest-bearing deposits	556,947			475,968
Non-interest-bearing deposits held for sale	525,853			283,405
Total deposits and borrowings	9,286,375		1.09%	8,544,794		0.85%
Other non-interest-bearing liabilities	46,819			51,854
Other liabilities held for sale	33,626			7,493
Total liabilities	9,366,820			8,604,141
Shareholders’ Equity	898,513			655,051
Total liabilities and shareholders’ equity	$10,265,333			$9,259,192
Net interest earnings from continuing operations		68,616			63,161
Tax-equivalent adjustment (C)		104			98
Net interest earnings from continuing operations		$68,720			$63,259
Interest spread			2.72%			2.79%
Net interest margin			2.78%			2.83%
Net interest margin tax equivalent (C)			2.78%			2.83%

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

	Three Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income from continuing operations:
Interest-earning deposits	$293	$(16)	$277
Investment securities	437	3,748	4,185
Loans held for sale	3,306	(3,211)	95
Loans receivable	422	7,601	8,023
Other interest-earning assets	(79)	31	(48)
Total interest income from continuing operations	4,379	8,153	12,532
Interest expense from continuing operations:
Interest checking accounts	82	344	426
Money market deposit accounts	3,371	617	3,988
Other savings accounts	3	(1)	2
Certificates of deposit	935	(271)	664
Total interest-bearing deposits	4,391	689	5,080
Borrowings	2,222	(225)	1,997
Total interest expense from continuing operations	6,613	464	7,077
Net interest income from continuing operations	$(2,234)	$7,689	$5,455

Net interest income from continuing operations for the three months ended June 30, 2017 was $68.6 million, an increase of $5.5 million, or 8.6%, from net interest income from continuing operations of $63.2 million for the three months ended June 30, 2016, as average loan and security balances increased $0.9 billion, including loans held for sale. Net interest margin (tax equivalent) contracted by 5 basis points to 2.78% for second quarter 2017 compared to 2.83% for second quarter 2016 due primarily to a 24 basis point increase in the cost of total deposits and borrowings combined with the dilutive effect on asset yields caused by an increase in the average balance of the investment securities portfolio of $516.1 million at yields lower than those earned on the loan assets.

•	Commercial loan average balances increased $74 million, including commercial loans to mortgage banking companies, in second quarter 2017 compared to second quarter 2016.

•	Multi-family average loan balances increased $181 million in second quarter 2017 compared to second quarter 2016.

•	The net interest margin declined to 2.78% in second quarter 2017 as the average yield earned on assets increased 17 basis points, while the cost of funding the portfolio increased 24 basis points.
Interest expense from continuing operations on total interest-bearing deposits increased $5.1 million in second quarter 2017 compared to second quarter 2016. This increase resulted from increased deposit volume as average interest-bearing deposits increased $0.5 billion for the three months ended June 30, 2017 compared to average interest-bearing deposits for the three months ended June 30, 2016. The average rate on interest-bearing deposits increased 26 basis points for second quarter 2017 compared to second quarter 2016, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers.

Interest expense from continuing operations on borrowings increased $2.0 million in second quarter 2017 compared to second quarter 2016. This increase was primarily driven by a higher average rate on borrowings, which increased 45 basis points for second quarter 2017 compared to second quarter 2016, primarily as a result of a decrease in the proportion of lower rate short term borrowings in relation to total borrowings and higher rates on short-term borrowings as markets rates increase.
Provision for Loan Losses from Continuing Operations
The provision for loan losses from continuing operations of $0.5 million decreased by $0.3 million for the three months ended June 30, 2017, compared to $0.8 million for the same period in 2016. The provision for loan losses from continuing operations of $0.5 million included $0.4 million for loan portfolio growth and $0.6 million for impaired loans, offset in part by a $0.5 million release for improved asset quality and lower incurred losses during second quarter 2017 than previously estimated. In second quarter 2016, the provision for loan losses from continuing operations of $0.8 million included provisions for loan growth and reserves on impaired loans of $2.1 million, offset in part by increased estimated cash flows expected to be collected on purchased-credit impaired loans and a reduction in the estimated amount owed to the FDIC for previous FDIC assisted acquisitions totaling $1.3 million.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income from Continuing Operations
The table below presents the components of non-interest income from continuing operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
(amounts in thousands)
Mortgage warehouse transactional fees	$2,523	$3,074
Bank-owned life insurance	2,258	1,120
Gain on sale of SBA and other loans	573	285
Mortgage banking income	291	285
Deposit fees	258	278
Interchange and card revenue	126	160
Gain on sale of investment securities	3,183	—
Impairment loss on investment securities	(2,882)	—
Other	641	651
Total non-interest income from continuing operations	$6,971	$5,853
Non-interest income from continuing operations increased $1.1 million during the three months ended June 30, 2017 to $7.0 million, compared to $5.9 million for the three months ended June 30, 2016. This increase was primarily due to a $3.2 million gain resulting from the sale of investment securities, increased income from bank-owned life insurance policies of $1.1 million and increased gain on sale of SBA loans of $0.3 million, offset in part by a $2.9 million other-than-temporary-impairment loss on equity securities and a decrease in mortgage warehouse transactional fees of $0.6 million driven by a reduction in the volume of warehouse transactions.

Non-Interest Expense from Continuing Operations
The table below presents the components of non-interest expense from continuing operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
(amounts in thousands)
Salaries and employee benefits	$16,687	$16,401
Professional services	2,834	2,750
Technology, communication and bank operations	2,542	2,448
Occupancy	2,536	2,363
FDIC assessments, taxes, and regulatory fees	2,320	4,289
Loan workout	408	487
Other real estate owned	160	183
Advertising and promotion	153	194
Other	2,927	2,970
Total non-interest expense from continuing operations	$30,567	$32,085
Non-interest expense from continuing operations was $30.6 million for the three months ended June 30, 2017, a decrease of $1.5 million from non-interest expense of $32.1 million for the three months ended June 30, 2016.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $0.3 million, or 1.7%, to $16.7 million for the three months ended June 30, 2017 from $16.4 million for the three months ended June 30, 2016. The increase was primarily attributable to salary increases, as the average number of full-time equivalent employees remained relatively consistent over the past year despite the continuing organic growth of the Bank and management continued its efforts to control expenses.
FDIC assessments, taxes, and regulatory fees decreased by $2.0 million, or 45.9%, to $2.3 million for the three months ended June 30, 2017 from $4.3 million for the three months ended June 30, 2016. This decrease was primarily related to a lower insurance assessment charged by the FDIC as the FDIC's Deposit Insurance Fund reached a targeted ratio.
Income Taxes from Continuing Operations
Income tax expense from continuing operations increased $1.2 million for the three months ended June 30, 2017 to $15.5 million, compared to $14.4 million in the same period of 2016. This increase is primarily due to higher pre-tax income of $44.5 million with an effective tax rate of 34.9% in second quarter 2017 compared to a pre-tax income of $36.1 million with an effective tax rate of 39.8% in second quarter 2016.
Discontinued Operations
The net loss from discontinued operations of $5.2 million increased $2.9 million, or 128.3%, for the three months ended June 30, 2017 when compared to the net loss from discontinued operations of $2.3 million for the three months ended June 30, 2016. Non-interest income of $11.4 million, operating expense of $19.8 million, and a tax benefit of $3.2 million from the operating losses for the three months ended June 30, 2017 increased when compared to the non-interest income of $2.4 million, operating expense of $6.1 million, and tax benefit of $1.4 million for the same period in 2016. The amounts reported for second quarter 2017 include the effect of the acquired Disbursement business for the entire quarter whereas the amounts reported for second quarter 2016 include the effect of the Disbursement business acquired in June 2016.
Preferred Stock Dividends
Preferred stock dividends of $3.6 million increased $1.6 million, or 75.3%, for the three months ended June 30, 2017 when compared to preferred stock dividends of $2.1 million for the three months ended June 30, 2016. This increase was the result of preferred stock issuances totaling $142.5 million issued in April 2016 with dividends at 6.45% and in September 2016 with dividends at 6.00%.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net income available to common shareholders increased $7.9 million, or 23.1%, to $42.2 million for the six months ended June 30, 2017 when compared to net income available to common shareholders of $34.3 million for the six months ended June 30, 2016. The increased net income available to common shareholders primarily resulted from an increase in net interest income from continuing operations of $10.2 million, largely reflecting the growth in interest earning assets over the past twelve months, an increase in non-interest income of $1.3 million, a decrease in non-interest expense of $3.2 million, and a decrease in income tax expense of $0.8 million, partially offset by an increase in provision for loan losses of $0.8 million, an increase in the net loss from discontinued operations of $3.0 million, and an increase in preferred stock dividends of $3.9 million.
Net interest income from continuing operations increased $10.2 million, or 8.5%, for the six months ended June 30, 2017 to $131.0 million when compared to net interest income from continuing operations of $120.8 million for the six months ended June 30, 2016. This increase resulted principally from an increase in the average balance of interest-earning assets of $1.1 billion offset by a 9 basis point decrease in the net interest margin (tax equivalent) to 2.76% for the first six months of 2017 when compared to the first six months of 2016.
The provision for loan losses from continuing operations increased $0.8 million to $3.6 million for the six months ended June 30, 2017 when compared to the provision for loan losses of $2.8 million for the same period in 2016. The provision for loan losses from continuing operations of $3.6 million included $0.9 million for loan portfolio growth and $3.1 million for impaired loans, offset in part by a $0.5 million release resulting from improved asset quality and lower incurred losses than previously estimated.
Non-interest income from continuing operations increased $1.3 million, or 11.5%, for the six months ended June 30, 2017 to $12.4 million when compared to $11.1 million for the six months ended June 30, 2016. The increase was primarily a result of an increase in gains on sales of investment securities of $3.2 million, increased bank-owned life insurance income of $1.4 million, an increase in gain on sale of SBA and other loans of $1.0 million, offset in part by other-than-temporary impairment losses of $4.6 million related to equity securities and a decrease in mortgage warehouse transactional fees of $0.9 million.
Non-interest expense from continuing operations decreased $3.2 million, or 5.1%, for the six months ended June 30, 2017 to $60.7 million when compared to non-interest expense from continuing operations of $64.0 million for the six months ended June 30, 2016. The decrease was primarily a result of a decrease in FDIC assessments, taxes, and regulatory fees of $4.2 million, offset in part by increases in technology, communication and bank operations expenses of $1.0 million. The decrease in overall non-interest expenses is attributable to management efforts focused on controlling expenses.
Income tax expense from continuing operations decreased $0.8 million for the six months ended June 30, 2017 to $23.3 million when compared to income tax expense from continuing operations of $24.1 million for the same period of 2016. The decrease in income tax expense was driven primarily by the recognition of a tax benefit of $4.6 million for the development of tax strategies that will allow for the recognition of the tax benefit from losses that have been recorded for impairment charges on equity securities. In addition, a tax benefit of $3.9 million was also recorded for the tax effect of the increase in the fair value for restricted stock units vesting and the exercise of stock options since the award date. These tax benefits were offset by an increase in pre-tax income from continuing operations of $13.9 million in the first six months of 2017. Customers' effective tax rate decreased to 29.4% for the six months ended June 30, 2017, compared to 37.0% for the same period of 2016. The decrease in the effective tax rate was primarily driven by the recognition of the aforementioned tax benefits.
The net loss from discontinued operations of $6.4 million increased $3.0 million, or 87.6%, for the six months ended June 30, 2017 when compared to the net loss from discontinued operations of $3.4 million for the six months ended June 30, 2016. Non-interest income of $28.7 million, operating expense of $39.1 million, and a tax benefit of $3.9 million from the operating losses for the six months ended June 30, 2017 increased when compared to the non-interest income of $2.6 million, operating expense of $8.1 million, and a tax benefit of $2.1 million for the same period in 2016. The increases in non-interest income and non-interest expense reported within the loss from discontinued operations were predominantly a result of the acquisition of the Disbursement business in June 2016, which therefore only affected BankMobile's operating results for a portion of the first six months of 2016 when compared to the full first six months of 2017.
Preferred stock dividends increased $3.9 million for the six months ended June 30, 2017 to $7.2 million when compared to preferred stock dividends of $3.3 million in the same period of 2016. This increase was the result of preferred stock issuances totaling $142.5 million issued in April 2016 with dividends at 6.45% and in September 2016 with dividends at 6.00%.

Net Interest Income from Continuing Operations
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest-earning deposits	$349,250	$1,523	0.88%	$198,938	$519	0.52%
Investment securities (A)	948,657	13,710	2.91%	556,295	7,347	2.64%
Loans held for sale	1,568,555	31,470	4.05%	1,810,164	31,534	3.50%
Loans receivable (B)	6,618,436	128,497	3.92%	5,864,596	113,485	3.89%
Other interest-earning assets	91,026	1,746	3.87%	91,367	1,833	4.03%
Total interest earning assets	9,575,924	176,946	3.73%	8,521,360	154,718	3.65%
Non-interest-earning assets	285,609			281,916
Assets held for sale	76,722			8,436
Total assets	$9,938,255			$8,811,712
Liabilities
Interest checking accounts	$332,673	1,131	0.69%	$139,234	403	0.58%
Money market deposit accounts	3,306,987	14,595	0.89%	3,009,118	8,474	0.57%
Other savings accounts	37,699	41	0.22%	37,954	35	0.19%
Certificates of deposit	2,555,488	14,768	1.17%	2,436,076	12,435	1.03%
Total interest-bearing deposits	6,232,847	30,535	0.99%	5,622,382	21,347	0.76%
Borrowings	1,543,154	15,371	2.01%	1,747,640	12,579	1.45%
Total interest-bearing liabilities	7,776,001	45,906	1.19%	7,370,022	33,926	0.93%
Non-interest-bearing deposits	540,669			452,446
Non-interest-bearing deposits held for sale	657,686			316,027
Total deposits and borrowings	8,974,356		1.03%	8,138,495		0.84%
Other non-interest-bearing liabilities	48,576			50,217
Other liabilities held for sale	31,985			2,470
Total liabilities	9,054,917			8,191,182
Shareholders’ Equity	883,338			620,530
Total liabilities and shareholders’ equity	$9,938,255			$8,811,712
Net interest earnings from continuing operations		131,040			120,792
Tax-equivalent adjustment (C)		197			202
Net interest earnings from continuing operations		$131,237			$120,994
Interest spread			2.70%			2.81%
Net interest margin			2.75%			2.85%
Net interest margin tax equivalent (C)			2.76%			2.85%

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

	Six Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income from continuing operations:
Interest-earning deposits	$474	$530	$1,004
Investment securities	813	5,550	6,363
Loans held for sale	4,474	(4,539)	(65)
Loans receivable	700	14,312	15,012
Other interest-earning assets	(79)	(7)	(86)
Total interest income from continuing operations	6,382	15,846	22,228
Interest expense from continuing operations:
Interest checking accounts	83	645	728
Money market deposit accounts	5,217	904	6,121
Other savings accounts	6	—	6
Certificates of deposit	1,712	621	2,333
Total interest-bearing deposits	7,018	2,170	9,188
Borrowings	4,396	(1,604)	2,792
Total interest expense from continuing operations	11,414	566	11,980
Net interest income from continuing operations	$(5,032)	$15,280	$10,248
Net interest income from continuing operations for the six months ended June 30, 2017 was $131.0 million, an increase of $10.2 million, or 8.5%, when compared to net interest income of $120.8 million for the six months ended June 30, 2016. This increase was primarily driven by increased average loan and security balances of $0.9 billion, including loans held for sale. Net interest margin (tax equivalent) contracted by 9 basis points to 2.76% from the six months ended June 30, 2016 due primarily to a 19 basis point increase in the cost of total deposits and borrowings combined with the dilutive effect on asset yields caused by an increase in the average balance of the investment securities portfolio of $392.4 million at yields lower than those earned on the loan assets. Commercial loan average balances increased $212.0 million, including commercial loans to mortgage banking companies, in the first six months of 2017 compared to the first six months of 2016. Multi-family average loan balances increased $212.2 million in the first six months of 2017 compared to the first six months of 2016.
Interest expense from continuing operations on total interest-bearing deposits increased $9.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase primarily resulted from increased deposit volume as average interest-bearing deposits for the six months ended June 30, 2017 increased by $0.6 billion when compared to average interest-bearing deposits for the six months ended June 30, 2016. The average rate on interest-bearing deposits increased 23 basis points for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers.
Interest expense from continuing operations on borrowings increased $2.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase was driven by a 56 basis point increase in average rates for the period due to higher rates on short term borrowings used to fund commercial loans to mortgage companies. This increase was offset in part by decreased volume as average borrowings decreased by $204.5 million when compared to average borrowings for the six months ended June 30, 2016.

Provision for Loan Losses from Continuing Operations
The provision for loan losses from continuing operations increased by $0.8 million to $3.6 million for the six months ended June 30, 2017, compared to $2.8 million for the same period in 2016. The provision for loan losses from continuing operations of $3.6 million included provisions of $0.9 million for loan portfolio growth and $3.1 million for impaired loans offset in part by a $0.5 million release resulting from improved asset quality and lower incurred losses than previously estimated. The provision for loan losses for the first six months of 2016 included provisions for loan growth, net of qualitative considerations, and impaired loans of $4.3 million, offset in part by increased estimated cash flows expected to be collected on purchased-credit impaired loans and a reduction in the estimated amount owed to the FDIC for previous FDIC assisted acquisitions totaling $1.5 million.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income from Continuing Operations
The table below presents the components of non-interest income from continuing operations for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
(amounts in thousands)
Mortgage warehouse transactional fees	$4,743	$5,622
Bank-owned life insurance	3,624	2,243
Gain on sale of SBA and other loans	1,901	929
Deposit fees	582	531
Mortgage banking income	446	450
Interchange and card revenue	329	304
Gain on sale of investment securities	3,183	26
Impairment loss on investment securities	(4,585)	—
Other	2,175	1,016
Total non-interest income from continuing operations	$12,398	$11,121
Non-interest income from continuing operations increased $1.3 million during the six months ended June 30, 2017 to $12.4 million, compared to $11.1 million for the six months ended June 30, 2016. This increase was primarily due to a $3.2 million gain resulting from the sale of investment securities, increased income from bank-owned life insurance policies of $1.4 million, increased gain on sale of SBA and other loans of $1.0 million, and an increase in other non-interest income of $1.2 million resulting primarily from increased loan fees and derivative-and-hedging-related activity, offset in part by a $4.6 million other-than-temporary-impairment loss on equity securities and a decrease in mortgage warehouse transactional fees of $0.9 million driven by a reduction in the volume of warehouse transactions.

Non-Interest Expense from Continuing Operations
The table below presents the components of non-interest expense from continuing operations for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
(amounts in thousands)
Salaries and employee benefits	$32,850	$32,799
Technology, communication and bank operations	5,861	4,833
Professional services	5,827	5,071
Occupancy	5,121	4,600
FDIC assessments, taxes, and regulatory fees	3,953	8,130
Loan workout expense	928	905
Advertising and promotion	334	337
Other real estate owned expense	105	470
Other	5,735	6,812
Total non-interest expense from continuing operations	$60,714	$63,957
Non-interest expense from continuing operations was $60.7 million for the six months ended June 30, 2017, a decrease of $3.2 million from non-interest expense of $64.0 million for the six months ended June 30, 2016.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $0.1 million, or 0.2%, to $32.9 million for the six months ended June 30, 2017 as management continued its efforts to control expenses.
Technology, communication and bank operations increased by $1.0 million, or 21.3%, to $5.9 million for the six months ended June 30, 2017 from $4.8 million for the six months ended June 30, 2016. This increase was primarily attributable to upgrades and enhancements to our core processing capabilities.
Professional services expense increased by $0.8 million, or 14.9%, to $5.8 million for the six months ended June 30, 2017 from $5.1 million for the six months ended June 30, 2016. This increase was primarily attributable to increases in consulting and other professional services necessary to support a $10.9 billion Bank.
Occupancy expense increased by $0.5 million, or 11.3%, to $5.1 million for the six months ended June 30, 2017 from $4.6 million for the six months ended June 30, 2016. This increase was primarily related to the growth of the Bank.
FDIC assessments, taxes, and regulatory fees decreased by $4.2 million, or 51.4%, to $4.0 million for the six months ended June 30, 2017 from $8.1 million for the six months ended June 30, 2016. This decrease was primarily related to a lower insurance assessment charged by the FDIC as the FDIC's Deposit Insurance Fund reached a targeted ratio.
Other expenses decreased by $1.1 million, or 15.8%, to $5.7 million for the six months ended June 30, 2017 from $6.8 million for the six months ended June 30, 2016. The decrease was primarily attributable to one-time charges of $1.4 million associated with legal matters during the six months ended June 30, 2016.
Income Taxes from Continuing Operations
Income tax expense from continuing operations decreased $0.8 million for the six months ended June 30, 2017 to $23.3 million when compared to income tax expense from continuing operations of $24.1 million for the same period of 2016. The decrease in income tax expense was driven primarily by the recognition of a tax benefit of $4.6 million for the development of tax strategies that will allow for the recognition of the tax benefit from losses that have been recorded for impairment charges on equity securities. In addition, a tax benefit of $3.9 million was also recorded for the tax effect of the increase in the fair value for restricted stock units vesting and the exercise of stock options since the award date. These tax benefits were offset by an increase in pre-tax income from continuing operations of $13.9 million in the first six months of 2017. Customers' effective tax rate decreased to 29.4% for the six months ended June 30, 2017, compared to 37.0% for the same period of 2016. The decrease in the effective tax rate was primarily driven by the recognition of the aforementioned tax benefits.

Discontinued Operations
The net loss from discontinued operations of $6.4 million increased $3.0 million, or 87.6%, for the six months ended June 30, 2017 when compared to the net loss from discontinued operations of $3.4 million for the six months ended June 30, 2016, which includes the operations of the Disbursement business acquired in June 2016. Non-interest income of $28.7 million, operating expense of $39.1 million, and a tax benefit of $3.9 million from the operating losses for the six months ended June 30, 2017 increased when compared to the non-interest income of $2.6 million, operating expense of $8.1 million, and a tax benefit of $2.1 million for the same period in 2016. The increases in non-interest income and non-interest expense reported within the loss from discontinued operations were predominantly a result of the acquisition of the Disbursement business in June 2016, which therefore only affected BankMobile's operating results for a portion of the first six months of 2016 when compared to the full first six months of 2017.

Preferred Stock Dividends

Preferred stock dividends increased $3.9 million in the six months ended June 30, 2017 to $7.2 million, compared to $3.3 million for the six months ended June 30, 2016. This increase was the result of preferred stock issuances totaling $142.5 million issued in April 2016 with dividends at 6.45% and in September 2016 with dividends at 6.00%.

Financial Condition
General
Customers crossed the $10 billion asset threshold in second quarter 2017, with total assets of $10.9 billion at June 30, 2017.  This represented a $1.5 billion, or 16.0%, increase from total assets of $9.4 billion at December 31, 2016. The change in Customers' financial position occurred as the result of an increase in total loans outstanding of $0.7 billion since December 31, 2016, or 8.7%, primarily driven by growth in multifamily, commercial and industrial loans, and consumer residential loans, and by growth in our investment portfolio since December 31, 2016, which increased by $0.5 billion, or 105.2%, to $1.0 billion at June 30, 2017, driven by purchases of agency-guaranteed commercial mortgage-backed securities. Commercial loans held for investment increased $0.3 billion, or 5.8%, to $6.2 billion at June 30, 2017 compared to $5.8 billion at December 31, 2016, and consumer loans held for investment increased $245.2 million to $543.2 million at June 30, 2017 from $298.0 million at December 31, 2016. Additionally, cash and cash equivalents increased $157.0 million, or 64.2%, to $401.7 million at June 30, 2017 from December 31, 2016 primarily attributable to the net proceeds received from the issuance of the $100 million senior notes on June 30, 2017.
Total liabilities were $10.0 billion at June 30, 2017. This represented a $1.4 billion, or 17.0%, increase from $8.5 billion at December 31, 2016. The increase in total liabilities resulted primarily from FHLB borrowings, which increased by $1.1 billion, or 130.2%, to $2.0 billion at June 30, 2017 from $0.9 billion at December 31, 2016, other borrowings, which increased $98.7 million, or 113.5%, to $186.0 million at June 30, 2017 from $87.1 million at December 31, 2016 resulting from the issuance of the $100 million senior notes on June 30, 2017, and federal funds purchased, which increased $67.0 million, or 80.7%, to $150.0 million at June 30, 2017 from $83.0 million at December 31, 2016. Overall deposits increased $174.9 million, or 2.6%, to $7.0 billion at June 30, 2017 from $6.8 billion at December 31, 2016, and non-interest bearing deposits held for sale (from the BankMobile business) decreased $6.1 million, or 1.3%, to $447.3 million at June 30, 2017 from $453.4 million at December 31, 2016.

The following table sets forth certain key condensed balance sheet data as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
(amounts in thousands)
Cash and cash equivalents	$401,690	$244,709
Investment securities available for sale, at fair value	1,012,605	493,474
Loans held for sale (includes $2,104,338 and $2,117,510, respectively, at fair value)	2,255,096	2,117,510
Loans receivable	6,723,278	6,142,390
Allowance for loan losses	(38,458)	(37,315)
Total assets	10,883,548	9,382,736
Total deposits	7,021,922	6,846,980
Non-interest bearing deposits held for sale	447,325	453,394
Federal funds purchased	150,000	83,000
FHLB advances	1,999,600	868,800
Other borrowings	186,030	87,123
Subordinated debt	108,831	108,783
Total liabilities	9,973,259	8,526,864
Total shareholders’ equity	910,289	855,872
Total liabilities and shareholders’ equity	10,883,548	9,382,736
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $18.5 million at June 30, 2017. This represents a $1.0 million increase from $17.5 million at December 31, 2016.  These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $383.2 million and $227.2 million at June 30, 2017 and December 31, 2016, respectively. The increase in interest-earning deposits was largely due to the net proceeds received from the issuance of the $100 million senior notes on June 30, 2017.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At June 30, 2017, investments consisted of residential and commercial real estate mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At June 30, 2017, investment securities were $1.0 billion compared to $493.5 million at December 31, 2016, an increase of $519.1 million. The increase was primarily the result of purchases of agency-guaranteed commercial real estate mortgage-backed securities of $531.3 million and corporate securities of $112.7 million during the six months ended June 30, 2017 and net increases in fair values of $11.0 million, offset in part by sales and principal repayments of $138.8 million.

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
The goal of the mortgage banking business lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for the Bank’s commercial loans to the mortgage companies. As of June 30, 2017, loans in the warehouse lending portfolio totaled $2.1 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting standards and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2017, the Bank had multi-family loans of $3.6 billion outstanding, making up approximately 39.5% of the Bank’s total loan portfolio, compared to $3.2 billion, or approximately 38.9% of the total loan portfolio at December 31, 2016.
As of June 30, 2017, the Bank had $8.4 billion in commercial loans outstanding, totaling approximately 93.9% of its total loan portfolio, which includes loans held for sale, compared to $8.0 billion commercial loans outstanding, composing approximately 96.4% of its loan portfolio at December 31, 2016.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2017, the Bank had $545.9 million in consumer loans outstanding, or 6.1% of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.

Customers Bank has launched a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, the Bank is offering an “Affordable Mortgage Product." This community outreach program is penetrating the underserved population, especially in low and moderate income neighborhoods. As part of this commitment, a limited purpose office was opened in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers Bank’s assessment areas.
Loans Held for Sale
The composition of loans held for sale as of June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$2,101,641	$2,116,815
Multi-family loans at lower of cost or fair value	150,758	—
Total commercial loans held for sale	2,252,399	2,116,815
Consumer Loans:
Residential mortgage loans, at fair value	2,697	695
Loans held for sale	$2,255,096	$2,117,510

At June 30, 2017, loans held for sale totaled $2.3 billion, or 25.1% of the total loan portfolio, and $2.1 billion, or 25.6% of the total loan portfolio, at December 31, 2016.
Mortgage warehouse loans held for sale at June 30, 2017 decreased $15.2 million when compared to December 31, 2016. Mortgage warehouse loan balances are typically elevated during the summer months when home-purchasing activity is usually stronger. However, Customers expects that mortgage warehouse loan growth will moderate and return to more normal seasonal patterns as interest rates and the interest rate yield curve return to more normal levels and spreads.
Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are held for sale.

Loans Receivable
Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $579.7 million to $6.7 billion at June 30, 2017 from $6.1 billion at December 31, 2016. Loans receivable as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
(amounts in thousands)
Commercial:
Multi-family	$3,399,617	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	1,505,487	1,370,853
Commercial real estate non-owner occupied	1,216,012	1,193,715
Construction	61,226	64,789
Total commercial loans	6,182,342	5,844,356
Consumer:
Residential real estate	444,453	193,502
Manufactured housing	96,148	101,730
Other	2,561	2,726
Total consumer loans	543,162	297,958
Total loans receivable	6,725,504	6,142,314
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(2,226)	76
Allowance for loan losses	(38,458)	(37,315)
Loans receivable, net of allowance for loan losses	$6,684,820	$6,105,075

Credit Risk
Customers manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards, diligent collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by maintaining an adequate allowance for loan losses. Credit losses are charged to the allowance for loan losses when they are identified, and provisions are added to the allowance for loan losses when and as appropriate. The adequacy of the allowance for loan losses, maintained at a level to absorb estimated incurred losses in the held-for-investment loan portfolio as of the last day of the reporting period, is evaluated at least quarterly.
The provision for loan losses was $0.5 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $38.5 million, or 0.57% of loans receivable, at June 30, 2017 and $37.3 million, or 0.61% of loans receivable, at December 31, 2016. Net charge-offs were $2.4 million for the six months ended June 30, 2017, an increase of $1.8 million compared to the same period in 2016.  The increase in net charge-offs period over period was largely driven by the charge-off of $1.8 million during second quarter 2017 related to one relationship in the commercial and industrial post-2009 originated loan portfolio.

The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing agreements.
Analysis of the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(amounts in thousands)
Balance at the beginning of the period	$39,883	$37,605	$37,315	$35,647
Loan charge-offs (1)
Commercial and industrial	1,849	537	2,047	537
Commercial real estate non-owner occupied	4	—	408	—
Residential real estate	69	413	290	413
Other consumer	24	50	24	92
Charge-offs for BankMobile loans (2)	202	140	222	140
Total Charge-offs	2,148	1,140	2,991	1,182
Loan recoveries (1)
Commercial and industrial	68	55	283	111
Commercial real estate owner occupied	9	—	9	—
Commercial real estate non-owner occupied	—	—	—	8
Construction	49	24	130	457
Residential real estate	6	1	27	1
Other consumer	2	—	4	—
Recoveries for BankMobile loans (2)	54	—	96	—
Total Recoveries	188	80	549	577
Total net charge-offs	1,960	1,060	2,442	605
Provision for loan losses	535	1,552	3,585	3,055
Balance at the end of the period	$38,458	$38,097	$38,458	$38,097

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	BankMobile charge-offs/recoveries, primarily on overdrawn deposit accounts.
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
Approximately 85% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are fifteen or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is impaired and individually evaluated for impairment, the collateral value, discounted cash flow, or loan market value analysis is used to estimate the amount of proceeds expected to be collected, and that estimated amount, net of estimated selling costs as applicable, is compared to the outstanding loan balance to estimate the amount of impairment, if any.  Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan and compared, net of estimated selling costs, to the outstanding loan balance to estimate the required reserve, if any.
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 310-10-35 - Loan Impairment and ASC 310-40 - Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of loans placed on non-accrual, restructured under troubled debt restructurings loans, or charged-off to their net realizable value, are considered in the methodology for determining the allowance for loan losses.  Impaired loans are generally evaluated based on the expected future cash flows if prinicpal is expected to come from the operation of such collateral or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale of such collateral.
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

Asset Quality at June 30, 2017

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,396,888	$3,396,888	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,409,349	1,397,091	—	—	12,258	—	12,258	0.87%	0.87%
Commercial Real Estate Non-Owner Occupied	1,185,878	1,185,878	—	—	—	—	—	—%	—%
Residential	111,157	110,176	371	—	610	—	610	0.55%	0.55%
Construction	61,226	61,226	—	—	—	—	—	—%	—%
Other consumer	132	132	—	—	—	—	—	—%	—%
Total Originated Loans	6,164,630	6,151,391	371	—	12,868	—	12,868	0.21%	0.21%
Loans Acquired
Bank Acquisitions	157,239	151,076	872	1,063	4,228	2,070	6,298	2.69%	3.95%
Loan Purchases	403,635	394,480	2,612	4,468	2,075	288	2,363	0.51%	0.59%
Total Loans Acquired	560,874	545,556	3,484	5,531	6,303	2,358	8,661	1.12%	1.54%
Deferred fees and unamortized discounts, net	(2,226)	(2,226)	—	—	—	—	—
Total Loans Receivable	6,723,278	6,694,721	3,855	5,531	19,171	2,358	21,529	0.29%	0.32%
Total Loans Held for Sale	2,255,096	2,255,096	—	—	—	—	—
Total Portfolio	$8,978,374	$8,949,817	$3,855	$5,531	$19,171	$2,358	$21,529	0.21%	0.24%
(1) Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at June 30, 2017 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,396,888	$—	$12,028	$—	$12,028	0.35%	—%
Commercial & Industrial (1)	1,409,349	12,258	13,701	—	13,701	0.97%	111.77%
Commercial Real Estate Non-Owner Occupied	1,185,878	—	4,593	—	4,593	0.39%	—%
Residential	111,157	610	2,169	—	2,169	1.95%	355.57%
Construction	61,226	—	716	—	716	1.17%	—%
Other consumer	132	—	14	—	14	10.61%	—%
Total Originated Loans	6,164,630	12,868	33,221	—	33,221	0.54%	258.17%
Loans Acquired
Bank Acquisitions	157,239	4,228	4,970	—	4,970	3.16%	117.55%
Loan Purchases	403,635	2,075	267	763	1,030	0.26%	49.64%
Total Loans Acquired	560,874	6,303	5,237	763	6,000	1.07%	95.19%
Deferred fees and unamortized discounts, net	(2,226)	—	—	—	—
Total Loans Receivable	6,723,278	19,171	38,458	763	39,221	0.58%	204.59%
Total Loans Held for Sale	2,255,096	—	—	—	—
Total Portfolio	$8,978,374	$19,171	$38,458	$763	$39,221	0.44%	204.59%
(1) Commercial & industrial loans, including owner occupied commercial real estate.

Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $6.2 billion, or 91.7% of total loans receivable at June 30, 2017, compared to $5.8 billion, or 94.8% of total loans receivable at December 31, 2016. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and have worked to monitor these standards. Only $12.9 million, or 0.21% of post 2009 originated loans were non-performing at June 30, 2017, compared to $10.5 million, or 0.18% of post 2009 loans, at December 31, 2016. The post 2009 loans were supported by an allowance for loan losses of $33.2 million (0.54% of post 2009 originated loans) and $31.8 million (0.55% of post 2009 originated loans), respectively, at June 30, 2017 and December 31, 2016.
Loans Acquired
At June 30, 2017, total acquired loans were $0.6 billion, or 8.3% of total loans receivable, compared to $0.3 billion, or 5.2% of total loans receivable, at December 31, 2016.  Non-performing acquired loans totaled $6.3 million and $7.3 million, respectively, at June 30, 2017 and December 31, 2016. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC assisted failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $54.6 million were supported by a $0.8 million cash reserve at June 30, 2017, compared to $57.6 million supported by a cash reserve of $1.0 million at December 31, 2016. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At June 30, 2017, $34.4 million of these loans were outstanding, compared to $36.6 million at December 31, 2016.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $6.0 million (1.07% of total acquired loans) and $6.5 million (2.03% of total acquired loans), respectively, at June 30, 2017 and December 31, 2016.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits.  Deposits are generally obtained primarily from our geographic service area.  Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits from continuing operations were $7.0 billion at June 30, 2017, an increase of $0.2 billion, or 2.6%, from $6.8 billion at December 31, 2016. Demand deposits were $1.0 billion at June 30, 2017, compared to $852.1 million at December 31, 2016, an increase of $169.2 million, or 19.9%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $3.6 billion at June 30, 2017, an increase of $395.1 million, or 12.5%, from $3.2 billion at December 31, 2016. This increase was primarily attributed to an increase in money market deposit accounts, including accounts held by municipalities. Total time deposits were $2.4 billion at June 30, 2017, a decrease of $389.4 million, or 13.8%, from $2.8 billion at December 31, 2016. At June 30, 2017, the Bank had $1.4 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program decreased $89.6 million, or 6.2% from December 31, 2016.
The components of deposits were as follows at the dates indicated:

	June 30, 2017	December 31, 2016
(amounts in thousands)
Demand	$1,021,275	$852,062
Savings, including MMDA	3,558,285	3,163,156
Time, $100,000 and over	1,535,981	2,106,905
Time, other	906,381	724,857
Total deposits	$7,021,922	$6,846,980
The above amounts exclude deposits for the BankMobile business that are classified as held for sale, which decreased $3.4 million, or 0.73%, to $453.4 million at June 30, 2017, from $456.8 million at December 31, 2016. Of the $453.4 million of BankMobile deposits at June 30, 2017, $447.3 million were non-interest bearing demand deposits and $6.1 million were interest-bearing savings accounts. Of the $456.8 million of BankMobile deposits at December 31, 2016, $453.4 million were non-interest bearing demand deposits and $3.4 million were interest bearing savings accounts.

Borrowings
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of June 30, 2017 and December 31, 2016, total outstanding borrowings were $2.4 billion and $1.1 billion, respectively, which represented an increase of $1.3 billion, or 113.0%. This increase was primarily the result of an increase in investments and loans receivable increasing the need for short-term borrowings. In June 2017, Customers Bancorp issued $100 million of senior notes at 99.775% of face value that will mature in June 2022. Customers will use the net proceeds for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank. For more information about Customers' borrowings, refer to NOTE 10 - BORROWINGS.

Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $54.4 million to $910.3 million at June 30, 2017 when compared to shareholders' equity of $855.9 million at December 31, 2016, a 6.4% increase in the first six months of 2017. The primary components of the net increase were as follows:

•	net income (from continuing operations and discontinued operations) of $49.5 million for the six months ended June 30, 2017;

•	other comprehensive income of $10.3 million for the six months ended June 30, 2017, arising primarily from unrealized gains on available-for-sale securities;

•	share-based compensation expense of $2.9 million for the six months ended June 30, 2017;

•	offset in part by preferred stock dividends of $7.2 million for the six months ended June 30, 2017; and

•	issuance of common stock under share-based compensation arrangements of $1.4 million for the six months ended June 30, 2017.
The Bank and Customers Bancorp are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on Customers' financial performance. At June 30, 2017, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject. Capital levels continue to exceed the well-capitalized threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for Customers Bancorp and the Bank.

The capital ratios for the Bank and the Bancorp at June 30, 2017 and December 31, 2016 were as follows:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$671,824	8.282%	$466,453	5.750%	N/A	N/A
Customers Bank	$995,670	12.302%	$465,368	5.750%	$526,068	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$889,295	10.962%	$588,136	7.250%	N/A	N/A
Customers Bank	$995,670	12.302%	$586,768	7.250%	$647,468	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$1,008,760	12.435%	$750,380	9.250%	N/A	N/A
Customers Bank	$1,143,056	14.123%	$748,635	9.250%	$809,335	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$889,295	8.680%	$409,836	4.000%	N/A	N/A
Customers Bank	$995,670	9.737%	$409,025	4.000%	$511,281	5.000%
As of December 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during first quarter 2015 and the capital conservation buffer effective January 1, 2017. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of June 30, 2017, the Bank and Bancorp were in compliance with the Basel III requirements. See "NOTE 11 - REGULATORY CAPITAL" for additional discussion regarding regulatory capital requirements.

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

As of June 30, 2017 and December 31, 2016, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	June 30, 2017	December 31, 2016
(amounts in thousands)
Commitments to fund loans	$448,175	$244,784
Unfunded commitments to fund mortgage warehouse loans	1,291,171	1,230,596
Unfunded commitments under lines of credit	489,179	480,446
Letters of credit	40,377	40,223
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
Commitments to fund loans and unfunded commitments under lines of credit may be obligations of the Bank as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if the Bank deems it necessary upon extension of credit, is based upon management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are deposits, proceeds from debt issuances, principal and interest payments on loans, other funds from operations, and proceeds from stock issuances. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of June 30, 2017, our borrowing capacity with the Federal Home Loan Bank was $4.9 billion, of which $2.0 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2016, our borrowing capacity with the Federal Home Loan Bank was $4.1 billion, of which $0.9 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2017 and December 31, 2016, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $146.2 million and $158.6 million, respectively.
Net cash flows provided by operating activities of continuing operations were $52.1 million during the six months ended June 30, 2017, compared to net cash flows used in operating activities of $490.6 million during the six months ended June 30, 2016. During the six months ended June 30, 2017, proceeds from sales of loans held for sale exceeded originations of loans held for sale by $13.5 million. During the six months ended June 30, 2016, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $516.2 million.
Investing activities of continuing operations used net cash flows of $1.3 billion during the six months ended June 30, 2017, compared to net cash flows used in investing activities of $646.1 million during the six months ended June 30, 2016. Purchases of investment securities available for sale totaled $644.0 million during the six months ended June 30, 2017, compared to $5.0 million during the six months ended June 30, 2016. Proceeds from sales of investment securities available for sale were $116.0 million for the six month ended June 30, 2017, compared to $2.8 million during the six months ended June 30, 2016. Purchases of loans held for investment and bank owned life insurance policies totaled $262.6 million and $50.0 million, respectively, for the six months ended June 30, 2017, compared to no similar purchases during the six months ended June 30, 2016. Proceeds from the sale of loans held for investment totaled $112.9 million during the six months ended June 30, 2017, compared to $17.5 million during the six months ended June 30, 2016. Cash flows used to fund new loans held for investment totaled $582.6 million and $667.6 million during the six months ended June 30, 2017 and 2016, respectively.
Financing activities of continuing operations provided a net aggregate of $1.5 billion during the six months ended June 30, 2017, compared to $1.2 billion during the six months ended June 30, 2016. During the six months ended June 30, 2017, increases in deposits provided net cash flows of $174.9 million, net increases in short-term borrowed funds provided $1.1 billion, net increases in federal funds provided $67.0 million, proceeds from the issuance of five-year senior notes provided $98.6 million, payment of preferred stock dividends used $7.2 million, and net proceeds from the issuance of common stock provided $1.9 million. During the six months ended June 30, 2016, increases in deposits provided $848.8 million, net increase in short-term borrowed funds provided $206.6 million, net decrease in federal funds purchased used $9.0 million, net proceeds from long-term FHLB advances provided $75.0 million, net proceeds from the issuance of preferred stock provided $79.7 million, payment of preferred stock dividends used $3.1 million, and net proceeds from the issuance of common stock provided $1.6 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
Net cash flows used in discontinued operations were $9.6 million during the six months ended June 30, 2017, compared to net cash flows used of $45.0 million during the six months ended June 30, 2016. The net decrease of $37.8 million is primarily attributable to cash used in investing activities for discontinued operations of $17.1 million during the six months ended June 30, 2016, resulting from the acquisition of the Disbursements Business of Bank Mobile.
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
Through the use of income simulation modeling, we have estimated the net interest income for the period ending June 30, 2018, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2017. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the period ending June 30, 2018, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	(10.0)%
Up 2%	(4.1)%
Up 1%	(0.8)%
Down 1%	(3.5)%
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2017, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(32.8)%
Up 2%	(19.3)%
Up 1%	(8.3)%
Down 1%	3.2%
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2017.
During the quarter ended June 30, 2017, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2016 Form 10-K, as supplemented and amended within our quarterly report on Form 10-Q for the quarter ended March 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2016 Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2017 ("the March 31, 2017 Quarterly Report"). There are no material changes from the risk factors included within the 2016 Form 10-K and March 31, 2017 Quarterly Report, other than the risks described below. The risks described within the 2016 Form 10-K, the March 31, 2017 Quarterly Report, and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

We are subject to heightened regulatory requirements because our total assets exceed $10 billion.

At June 30, 2017, out total assets were $10.9 billion. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the Consumer Financial Protection Bureau (“CFPB”) with respect to various federal consumer financial protection laws and regulations. Previously, our bank was subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before we are obligated to do so. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
If we are unable to complete the sale of BankMobile, including the Disbursement business and our total assets exceed $10 billion as of December 31, 2017, our business and potential for future success could be materially adversely affected.
Under federal law and regulation, if our total assets exceed $10 billion as of December 31, 2017, we will no longer qualify as a small issuer of debit cards and we will not receive the optimal debit card processing fee. Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income beginning July 1, 2018 and could result in the BankMobile segment operating unprofitably or charging additional fees to students to replace the lost revenue. To optimize the value of the Customers franchise to shareholders, we have stated our intention to sell BankMobile. Market conditions, regulatory and legal conditions, BankMobile’s performance and other factors, some of which are not in our control, may limit, delay or prevent us from completing the planned disposition by July 1, 2018. Accordingly, this could materially and adversely affect our financial condition and results of operations.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of June 30, 2017, the fair value of our investment securities portfolio was $1.0 billion. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of June 30, 2017, management evaluated its equity holdings issued by Religare Enterprises Limited (or Religare) for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded other-than-temporary impairment losses of $2.9 million in second quarter 2017, $1.7 million in first quarter 2017, and $7.3 million in fourth quarter 2016 for the full amount of the decline in fair value below the cost basis. The fair value of the equity securities at June 30, 2017 of $10.7 million became the new cost basis of the securities.
We may suffer losses due to minority investments in other financial institutions or related companies.
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an other-than-temporary impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. In first quarter 2017, we recognized an other-than-temporary impairment loss of $1.7 million and adjusted our cost basis of the Religare securities to their estimated fair value of $13.5 million at March 31, 2017. In second quarter 2017, we recognized an other-than-temporary impairment loss of $2.9 million and adjusted our cost basis of the Religare securities to their estimated fair value of $10.7 million at June 30, 2017. To the extent we are unable to exit the Religare investment as planned, and pursuant to the terms contemplated, further declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.
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
During the three and six months ended June 30, 2017, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

Customers Bancorp, Inc.

August 4, 2017	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 4, 2017	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

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