Form 10-Q
period 2017-09-30
Customers Bancorp, Inc.
filed 2017-11-03
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
On October 31, 2017, 30,806,122 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	77

Item 4.	Controls and Procedures	78

PART II

Item 1.	Legal Proceedings	79

Item 1A.	Risk Factors	79

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

SIGNATURES		84

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$13,318	$37,485
Interest-earning deposits	206,162	227,224
Cash and cash equivalents	219,480	264,709
Investment securities available for sale, at fair value	584,823	493,474
Loans held for sale (includes $1,963,076 and $2,117,510, respectively, at fair value)	2,113,293	2,117,510
Loans receivable	7,061,338	6,154,637
Allowance for loan losses	(38,314)	(37,315)
Total loans receivable, net of allowance for loan losses	7,023,024	6,117,322
FHLB, Federal Reserve Bank, and other restricted stock	98,611	68,408
Accrued interest receivable	27,135	23,690
Bank premises and equipment, net	12,369	12,769
Bank-owned life insurance	255,683	161,494
Other real estate owned	1,059	3,108
Goodwill and other intangibles	16,604	17,621
Other assets	119,748	102,631
Total assets	$10,471,829	$9,382,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,427,304	$966,058
Interest-bearing	6,169,772	6,337,717
Total deposits	7,597,076	7,303,775
Federal funds purchased	147,000	83,000
FHLB advances	1,462,343	868,800
Other borrowings	186,258	87,123
Subordinated debt	108,856	108,783
Accrued interest payable and other liabilities	59,654	75,383
Total liabilities	9,561,187	8,526,864
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,317,892 and 30,820,177 shares issued as of September 30, 2017 and December 31, 2016; 30,787,632 and 30,289,917 shares outstanding as of September 30, 2017 and December 31, 2016	31,318	30,820
Additional paid in capital	429,633	427,008
Retained earnings	240,076	193,698
Accumulated other comprehensive income (loss), net	377	(4,892)
Treasury stock, at cost (530,260 shares as of September 30, 2017 and December 31, 2016)	(8,233)	(8,233)
Total shareholders’ equity	910,642	855,872
Total liabilities and shareholders’ equity	$10,471,829	$9,382,736
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$67,107	$60,362	$195,605	$173,847
Loans held for sale	21,633	18,737	53,103	50,272
Investment securities	7,307	3,528	21,017	10,875
Other	2,238	1,585	5,507	3,937
Total interest income	98,285	84,212	275,232	238,931
Interest expense:
Deposits	18,381	13,009	48,934	34,365
Other borrowings	3,168	1,642	6,767	4,867
FHLB advances	7,032	3,291	15,433	9,274
Subordinated debt	1,685	1,685	5,055	5,055
Total interest expense	30,266	19,627	76,189	53,561
Net interest income	68,019	64,585	199,043	185,370
Provision for loan losses	2,352	88	5,937	2,854
Net interest income after provision for loan losses	65,667	64,497	193,106	182,516
Non-interest income:
Interchange and card revenue	9,570	11,547	31,729	13,806
Gain (loss) on sale of investment securities	5,349	(1)	8,532	25
Deposit fees	2,659	4,218	7,918	5,260
Mortgage warehouse transactional fees	2,396	3,080	7,139	8,702
Bank-owned life insurance	1,672	1,386	5,297	3,629
Gain on sale of SBA and other loans	1,144	1,206	3,045	2,135
Mortgage banking income	257	287	703	737
Impairment loss on investment securities	(8,349)	—	(12,934)	—
Other	3,328	5,763	7,741	6,943
Total non-interest income	18,026	27,486	59,170	41,237
Non-interest expense:
Salaries and employee benefits	24,807	22,681	69,569	58,051
Technology, communication and bank operations	14,401	12,525	33,227	19,021
Professional services	7,403	7,006	21,142	13,213
Occupancy	2,857	2,450	8,228	7,248
FDIC assessments, taxes, and regulatory fees	2,475	2,726	6,615	11,191
Provision for operating losses	1,509	1,406	4,901	1,943
Loan workout	915	592	1,844	1,497
Other real estate owned	445	1,192	550	1,663
Advertising and promotion	404	591	1,108	1,178
Acquisition related expenses	—	144	—	1,195
Other	5,824	4,905	13,634	12,106
Total non-interest expense	61,040	56,218	160,818	128,306
Income before income tax expense	22,653	35,765	91,458	95,447
Income tax expense	14,899	14,558	34,236	36,572
Net income	7,754	21,207	57,222	58,875
Preferred stock dividends	3,615	2,552	10,844	5,900
Net income available to common shareholders	$4,139	$18,655	$46,378	$52,975
Basic earnings per common share	$0.13	$0.68	$1.52	$1.95
Diluted earnings per common share	$0.13	$0.63	$1.42	$1.80
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,754	$21,207	$57,222	$58,875
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on securities arising during the period	(3,570)	329	15,192	15,256
Income tax effect	1,393	(124)	(5,924)	(5,721)
Reclassification adjustments for (gains) losses on securities included in net income	(5,349)	1	(8,532)	(25)
Income tax effect	2,086	—	3,327	9
Net unrealized (losses) gains on available-for-sale securities	(5,440)	206	4,063	9,519
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	171	890	(189)	(2,523)
Income tax effect	(67)	(334)	74	946
Reclassification adjustment for losses included in net income	572	703	2,166	1,306
Income tax effect	(223)	(264)	(845)	(490)
Net unrealized gains (losses) on cash flow hedges	453	995	1,206	(761)
Other comprehensive (loss) income, net of income tax effect	(4,987)	1,201	5,269	8,758
Comprehensive income	$2,767	$22,408	$62,491	$67,633
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Nine Months Ended September 30, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income	—	—	—	—	—	57,222	—	—	57,222
Other comprehensive income	—	—	—	—	—	—	5,269	—	5,269
Preferred stock dividends	—	—	—	—	—	(10,844)	—	—	(10,844)
Share-based compensation expense	—	—	—	—	4,536	—	—	—	4,536
Exercise of warrants	—	—	50,387	50	507	—	—	—	557
Issuance of common stock under share-based compensation arrangements	—	—	447,328	448	(2,418)	—	—	—	(1,970)
Balance, September 30, 2017	9,000,000	$217,471	30,787,632	$31,318	$429,633	$240,076	$377	$(8,233)	$910,642

	Nine Months Ended September 30, 2016
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income	—	—	—	—	—	58,875	—	—	58,875
Other comprehensive income	—	—	—	—	—	—	8,758	—	8,758
Issuance of common stock, net of offering costs of $217	—	—	226,677	227	5,450	—	—	—	5,677
Issuance of preferred stock, net of offering costs of $5,520	6,700,000	161,980	—	—	—	—	—	—	161,980
Preferred stock dividends	—	—	—	—	—	(5,900)	—		(5,900)
Share-based compensation expense	—	—	—	—	4,569	—	—	—	4,569
Exercise of warrants	—	—	259,851	259	862	—	—	—	1,121
Issuance of common stock under share-based compensation arrangements	—	—	155,888	156	673	—	—	—	829
Balance, September 30, 2016	9,000,000	$217,549	27,544,217	$28,074	$374,161	$177,486	$774	$(8,233)	$789,811
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$57,222	$58,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	5,937	2,854
Depreciation and amortization	7,476	4,138
Share-based compensation expense	5,377	5,213
Deferred taxes	286	(4,846)
Net amortization of investment securities premiums and discounts	520	664
Gain on sale of investment securities	(8,532)	(25)
Impairment loss on investment securities	12,934	—
Gain on sale of SBA and other loans	(3,553)	(2,674)
Origination of loans held for sale	(22,770,726)	(27,092,862)
Proceeds from the sale of loans held for sale	22,925,668	26,473,789
Decrease in FDIC loss sharing receivable net of clawback liability	—	255
Amortization of fair value discounts and premiums	93	312
Net loss on sales of other real estate owned	154	85
Valuation and other adjustments to other real estate owned, net of FDIC receivable	298	1,261
Earnings on investment in bank-owned life insurance	(5,297)	(3,629)
Increase in accrued interest receivable and other assets	(27,862)	(38,672)
(Decrease) increase in accrued interest payable and other liabilities	(14,106)	66,577
Net Cash Provided By (Used In) Operating Activities	185,889	(528,685)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	36,461	46,097
Proceeds from sales of investment securities available for sale	698,451	2,853
Purchases of investment securities available for sale	(796,594)	(5,000)
Net increase in loans	(921,049)	(641,093)
Proceeds from sales of loans	124,703	91,868
Purchase of loans	(262,641)	—
Purchases of bank-owned life insurance	(90,000)	—
Proceeds from bank-owned life insurance	1,418	619
Net (purchases of) proceeds from FHLB, Federal Reserve Bank, and other restricted stock	(30,203)	19,220
Payments to the FDIC on loss sharing agreements	—	(2,049)
Purchases of bank premises and equipment	(1,725)	(3,343)
Proceeds from sales of other real estate owned	1,680	419
Acquisition of Disbursements business, net	—	(17,000)
Net Cash Used In Investing Activities	(1,267,428)	(507,409)
Cash Flows from Financing Activities
Net increase in deposits	293,301	1,479,471
Net increase (decrease) in short-term borrowed funds from the FHLB	593,543	(663,600)
Net increase (decrease) in federal funds purchased	64,000	(18,000)
Proceeds from long-term FHLB borrowings	—	75,000
Net proceeds from issuance of long-term debt	98,564	—
Net proceeds from issuance of preferred stock	—	161,980
Preferred stock dividends paid	(10,844)	(5,450)
Exercise of warrants	557	1,121
Payments of employee taxes withheld from share-based awards	(4,923)	(702)
Proceeds from issuance of common stock	2,112	7,269
Net Cash Provided By Financing Activities	1,036,310	1,037,089
Net (Decrease) Increase in Cash and Cash Equivalents	(45,229)	995
Cash and Cash Equivalents – Beginning	264,709	264,593
Cash and Cash Equivalents – Ending	$219,480	$265,588

	(continued)

Supplementary Cash Flows Information
Interest paid	$70,706	$50,410
Income taxes paid	31,545	40,966
Non-cash items:
Transfer of loans to other real estate owned	$83	$605
Transfer of loans held for investment to loans held for sale	150,638	—
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan, New York; and nationally for certain loan and deposit products.  The Bank has 14 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products to customers through its limited-purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York, and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies.
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. The combination of the BankMobile technology software platform with the Vibe Student Checking and Refund Management Disbursement Services business (the "Disbursement business") acquired from Higher One Holdings, Inc. and Higher One, Inc. (together, "Higher One") in June 2016 propelled BankMobile to one of the largest mobile banking services in the United States by number of customers. Customers has announced its intent to spin-off BankMobile to Customers’ shareholders through a tax-free spin-off/merger transaction. Accordingly, the assets and liabilities of BankMobile will not be reported separately as held for sale, and its operating results and associated cash flows will not be reported as discontinued operations, until execution of the spin-off/merger transaction and will be considered held and used for all periods presented. Previously reported held-for-sale balances in the consolidated balance sheet as of December 31, 2016, and corresponding operating results and cash flows for the periods presented, have been reclassified to conform with the current period consolidated financial statement presentation. See NOTE 3 TAX-FREE SPIN-OFF AND MERGER.
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

The transaction contemplates aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers is $37 million in cash, with the payments to be made as follows: (i) $17 million in cash paid upon the closing of the acquisition, (ii) $10 million in cash upon the first anniversary of the closing and (iii) $10 million in cash paid upon the second anniversary of the closing. In accordance with the terms of the agreement, $10 million was paid to Higher One in June 2017. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One provided certain transition services to Customers through June 30, 2017. As consideration for these services, Customers paid Higher One an additional $5 million in cash. Customers also will be required to make additional payments to Higher One if, during the three years following the closing, revenues from the acquired Disbursement business exceed $75 million in a year. The potential payment is equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of September 30, 2017, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. The escrow account with $10 million and $20 million, respectively, as of September 30, 2017 and December 31, 2016 in aggregate restricted cash and the corresponding obligation to pay Higher One pursuant to the terms of the Purchase Agreement have been assigned to BankMobile and are included with "Cash and cash equivalents" and "Accrued interest payable and other liabilities" on the September 30, 2017 and December 31, 2016 consolidated balance sheets. For more information regarding Customers' plans for BankMobile and the presentation of BankMobile within the consolidated financial statements, see NOTE 3 - TAX-FREE SPIN-OFF AND MERGER.
The assets acquired and liabilities assumed were initially presented at their estimated fair values based on a preliminary allocation of the purchase price. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that were highly subjective and subject to change. The fair value estimates were considered preliminary and subject to change for up to one year after the closing date of the acquisition as additional information became available. Based on a preliminary purchase price allocation, Customers recorded $4.3 million in goodwill as a result of the acquisition. At December 31, 2016, Customers recorded adjustments to the estimated fair values of prepaid expenses and other liabilities, which resulted in a $1.0 million increase in goodwill. The adjusted amount of goodwill of $5.3 million reflects the excess purchase price over the estimated fair value of the net assets acquired. The goodwill recorded is deductible for tax purposes. The purchase price allocation was considered final as of June 30, 2017. The following table summarizes the final adjusted amounts recognized for assets acquired and liabilities assumed:

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

The fair value for the developed software was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology giving consideration to potential obsolescence. The developed software is being amortized over ten years based on the estimated economic benefits received. The fair values for the other intangible assets represent the value of existing student and university relationships and a non-compete agreement with Higher One based on estimated retention rates and discounted cash flows. Other intangible assets are being amortized over an estimated life ranging from four to twenty years. Because BankMobile met the criteria to be classified as held for sale at December 31, 2016, the acquired assets were not depreciated or amortized during first quarter 2017 and second quarter 2017. The reclassification of the acquired assets as held and used as of September 30, 2017 resulted in depreciation and amortization expense for the developed software, other intangible assets, and fixed assets totaling $3.5 million in third quarter 2017. The acquired assets were reclassified to held and used at their carrying amounts, adjusted for depreciation and amortization for the periods they were classified as held for sale, which was lower than their estimated fair values as of September 30, 2017.

NOTE 3 – TAX-FREE SPIN-OFF AND MERGER

In third quarter 2017, Customers decided that the best strategy for its shareholders for divesting BankMobile was to spin-off BankMobile to Customers’ shareholders through a spin-off/merger transaction. The tax-free spin-off is expected to be followed by a merger of Customers' BankMobile Technologies, Inc. subsidiary ("BMT") into Clearwater Florida based Flagship Community Bank ("Flagship"), with Customers' shareholders receiving shares of Flagship common stock in exchange for shares of BMT they receive in the spin-off. Flagship is expected to separately purchase BankMobile deposits directly from Customers for cash. Following completion of the spin-off and merger and other transactions contemplated in a purchase and sale agreement between Customers and Flagship, Customers' shareholders would receive collectively more than 50% of Flagship common stock, valued at approximately $110 million. The common stock of the merged entities, to be called BankMobile, is expected to be listed on a national securities exchange after completion of the transactions. Customers believes the transactions will be treated as a tax-free exchange for both Customers' shareholders and Customers. Customers expects to execute an Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the “Amended Agreement”) with Flagship to effect the spin-off and merger and Flagship’s purchase of BankMobile deposits from Customers. Customers expects that the Amended Agreement will provide that completion of the transactions will be subject to the receipt of all necessary regulatory approvals, certain Flagship shareholder approvals, successful raising of capital by Flagship, and other customary closing conditions. Customers expects the transaction to close in mid-2018.

At December 31, 2016, BankMobile met the criteria to be classified as held for sale, and accordingly the assets and liabilities of BankMobile were presented as “Assets held for sale,” “Non-interest bearing deposits held for sale,” and “Other liabilities held for sale” and BankMobile’s operating results and associated cash flows were presented as “Discontinued operations”. However, with the third quarter 2017 spin-off/merger decision, generally accepted accounting principles require that assets, liabilities, operating results, and cash flows associated with a business to be disposed of through a spin-off/merger transaction not be reported as held for sale or discontinued operations until execution of the spin-off/merger transaction. Accordingly, BankMobile's assets, liabilities, operating results and cash flows will not be reported separately as held for sale or discontinued operations at September 30, 2017 and December 31, 2016 and for the three and nine month periods ended September 30, 2017 and 2016 and instead will be reported as held and used. As a result, Customers measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. Customers recorded a charge of $4.2 million in third quarter 2017 relating to the amount of depreciation and amortization expense that would have been recorded had the assets been continuously classified as held and used.

Prior reported December 31, 2016 assets held for sale, non-interest bearing deposits held for sale and other liabilities held for sale have been reclassified to conform with the current period presentation as summarized below. Amounts previously reported as discontinued operations have also been reclassified to conform with the current period presentation within the accompanying consolidated financial statements as summarized below. Customers will continue reporting the Community Business Banking and BankMobile segment results. See NOTE 14 - BUSINESS SEGMENTS.

The following summarizes the effect of the reclassification from held for sale classification to held and used classification on the previously reported consolidated balance sheet as of December 31, 2016 and the previously reported consolidated statements of income for the the three and nine months ended September 30, 2016:

	December 31, 2016 As Previously Reported	Effect of Reclassification From Held For Sale to Held and Used	December 31, 2016 After Reclassification
(amounts in thousands)
ASSETS
Cash and cash equivalents	$244,709	$20,000	$264,709
Loans receivable	6,142,390	12,247	6,154,637
Bank premises and equipment, net	12,259	510	12,769
Goodwill and other intangibles	3,639	13,982	17,621
Assets held for sale	79,271	(79,271)	—
Other assets	70,099	32,532	102,631
LIABILITIES
Demand, non-interest bearing deposits	$512,664	$453,394	$966,058
Interest bearing deposits	6,334,316	3,401	6,337,717
Non-interest bearing deposits held for sale	453,394	(453,394)	—
Other liabilities held for sale	31,403	(31,403)	—
Accrued interest payable and other liabilities	47,381	28,002	75,383

	Three Months Ended September 30, 2016	Effect of Reclassification From Held For Sale to Held and Used	Three Months Ended September 30, 2016
	As Previously Reported		After Reclassification
Interest income	$84,212	$—	$84,212
Interest expense	19,622	5	19,627
Net interest income	64,590	(5)	64,585
Provision for loan losses	(161)	249	88
Non-interest income	11,121	16,365	27,486
Non-interest expenses	36,750	19,468	56,218
Income from continuing operations before income taxes	39,122	(3,357)	35,765
Provision for income taxes	15,834	(1,276)	14,558
Net income from continuing operations	23,288	(2,081)	21,207
Loss from discontinued operations before income taxes	(3,357)	3,357	—
Income tax benefit from discontinued operations	(1,276)	1,276	—
Net loss from discontinued operations	(2,081)	2,081	—
Net income	21,207	—	21,207
Preferred stock dividend	2,552	—	2,552
Net income available to common shareholders	$18,655	$—	$18,655

	Nine Months Ended September 30, 2016	Effect of Reclassification From Held For Sale to Held and Used	Nine Months Ended September 30, 2016
	As Previously Reported		After Reclassification
Interest income	$238,931	$—	$238,931
Interest expense	53,548	13	53,561
Net interest income	185,383	(13)	185,370
Provision for loan losses	2,605	249	2,854
Non-interest income	22,241	18,996	41,237
Non-interest expenses	100,706	27,600	128,306
Income from continuing operations before income taxes	104,313	(8,866)	95,447
Provision for income taxes	39,942	(3,370)	36,572
Net income from continuing operations	64,371	(5,496)	58,875
Loss from discontinued operations before income taxes	(8,865)	8,865	—
Income tax benefit from discontinued operations	(3,369)	3,369	—
Net loss from discontinued operations	(5,496)	5,496	—
Net income	58,875	—	58,875
Preferred stock dividend	5,900	—	5,900
Net income available to common shareholders	$52,975	$—	$52,975

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
Reclassifications
As described in NOTE 3 - TAX-FREE SPIN-OFF AND MERGER, as of September 30, 2017, Customers reclassified BankMobile, a segment previously classified as held for sale to held and used, as it no longer met the held-for-sale criteria. Certain prior period amounts and note disclosures (including NOTE 9 and NOTE 12) have been reclassified to conform with the current period presentation. Except for these reclassifications, there have been no material changes to Customers' significant accounting policies as disclosed in Customers' Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Issued Accounting Standards
Accounting Standards Adopted in 2017
Since January 1, 2017, Customers has adopted the following FASB Accounting Standard Updates (“ASUs”), none of which had a material impact to Customers’ consolidated financial statements:

•
Customers adopted ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, on a prospective basis. This ASU clarifies that a change in the counterparties to a derivative contract (i.e., a novation), in and of itself, does not require the de-designation of a hedging relationship provided that all the other hedge accounting criteria continue to be met.

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

Accounting Standards Issued But Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing hedge accounting model and expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also changes certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Customers plans to adopt this ASU by January 1, 2018. Adoption of this new guidance must be applied on a modified retrospective approach. While Customers continues to assess all potential impacts of the standard, Customers does not currently expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which will change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share ("EPS"). For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Customers currently does not have any equity-linked financial instruments (or embedded features) with down round features, accordingly Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements, however, Customers will continue to evaluate the potential impact through the adoption date.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification in Accounting Standards Codification (“ASC”) 718. Under this ASU, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or a liability changes as a result of the change in terms or conditions. This ASU does not change the accounting for modifications under ASC 718. The ASU will be effective for Customers for its first reporting period beginning after December 15, 2017, with early adoption permitted. Adoption of this new guidance must be applied prospectively to an award modified on or after the adoption date. Customers generally does not modify the terms of conditions of its share-based payment awards, accordingly Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements, however, Customers will continue to evaluate the potential impact through the adoption date.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs:  Premium Amortization on Purchased Callable Debt Securities, which requires that premiums for certain callable debt securities held be amortized to their earliest call date. This ASU does not affect the accounting for securities purchased at a discount. This ASU will be effective for Customers for its first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of this new guidance must be applied on a modified retrospective approach. Customers currently has an immaterial amount of callable debt securities purchased with premiums, accordingly Customers does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements, however, Customers will continue to evaluate the potential impact through the adoption date.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test that requires an entity to determine the implied fair value of its goodwill through a hypothetical purchase price allocation. Instead, under this ASU, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will also be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for Customers for its first reporting period beginning after December 15, 2019. Early adoption is permitted for impairment tests performed after January 1, 2017. Customers expects to early adopt this ASU upon its next annual goodwill impairment test in 2017 and does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements.

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

4.
Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (i.e., the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss component included in the settlement.

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
Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), Customers current assessment is that the new guidance will not have a material impact on the elements of its consolidated statements of operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). Customers will adopt this ASU on January 1, 2018 using a modified retrospective approach. Customers has completed its identification of all revenue streams that are included in its financial statements and has identified its deposit related fees, service charges, debit card and prepaid card interchange income, and university fees to be within the scope of the standard. Customers is also substantially complete with its review of the related contracts and has also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Customers' overall assessment suggests that adoption of this ASU will not materially change its current method and timing of recognizing revenue for these revenue streams. Customers, however, is still evaluating the ASU’s expanded disclosure requirements. As provided above, Customers current assessment is that the adoption of this ASU will not have a significant impact to its financial condition, results of operations and consolidated financial statements.

NOTE 5 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$4,139	$18,655	$46,378	$52,975

Weighted-average number of common shares outstanding - basic	30,739,671	27,367,551	30,597,314	27,131,960
Share-based compensation plans	1,754,480	2,205,291	2,004,917	2,119,717
Warrants	18,541	124,365	24,392	243,531
Weighted-average number of common shares - diluted	32,512,692	29,697,207	32,626,623	29,495,208

Basic earnings per common share	$0.13	$0.68	$1.52	$1.95
Diluted earnings per common share	$0.13	$0.63	$1.42	$1.80

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive securities:
Share-based compensation awards	409,225	616,995	409,225	616,995
Warrants	52,242	52,242	52,242	52,242
Total anti-dilutive securities	461,467	669,237	461,467	669,237

NOTE 6 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (1)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance - June 30, 2017	$6,822	$(1,458)	$5,364
Other comprehensive income (loss) before reclassifications	(2,177)	104	(2,073)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(3,263)	349	(2,914)
Net current-period other comprehensive (loss) income	(5,440)	453	(4,987)
Balance - September 30, 2017	$1,382	$(1,005)	$377

	Nine Months Ended September 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance - December 31, 2016	$(2,681)	$(2,211)	$(4,892)
Other comprehensive income (loss) before reclassifications	9,268	(115)	9,153
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(5,205)	1,321	(3,884)
Net current-period other comprehensive income	4,063	1,206	5,269
Balance - September 30, 2017	$1,382	$(1,005)	$377

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)
Reclassification amounts for available-for-sale securities are reported as gain on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

	Three Months Ended September 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains	Foreign Currency Items	Total Unrealized Gains	Unrealized Loss on Cash Flow Hedge	Total
Balance - June 30, 2016	$4,895	$(768)	$4,127	$(4,554)	$(427)
Other comprehensive income (loss) before reclassifications	15	190	205	556	761
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	1	—	1	439	440
Net current-period other comprehensive income	16	190	206	995	1,201
Balance - September 30, 2016	$4,911	$(578)	$4,333	$(3,559)	$774

	Nine Months Ended September 30, 2016
	Available-for-sale-securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Loss on Cash Flow Hedge	Total
Balance - December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Other comprehensive income (loss) before reclassifications	9,529	6	9,535	(1,577)	7,958
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(16)	—	(16)	816	800
Net current-period other comprehensive income (loss)	9,513	6	9,519	(761)	8,758
Balance - September 30, 2016	$4,911	$(578)	$4,333	$(3,559)	$774

(1)	All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

(2)
Reclassification amounts for available-for-sale securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 7 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of September 30, 2017 and December 31, 2016 are summarized in the tables below:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$197,606	$521	$(1,800)	$196,327
Agency-guaranteed commercial real estate mortgage-backed securities	337,683	2,843	(418)	340,108
Corporate notes (1)	44,958	1,119	—	46,077
Equity securities (2)	2,311	—	—	2,311
	$582,558	$4,483	$(2,218)	$584,823

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$233,002	$918	$(2,657)	$231,263
Agency-guaranteed commercial real estate mortgage-backed securities	204,689	—	(2,872)	201,817
Corporate notes (1)	44,932	401	(185)	45,148
Equity securities (2)	15,246	—	—	15,246
	$497,869	$1,319	$(5,714)	$493,474

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.
The following table presents proceeds from the sale of available-for-sale investment securities and gross gains and gross losses realized on those sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$554,540	$5	$698,451	$2,853
Gross gains	$5,349	$—	$8,532	$26
Gross losses	—	(1)	—	(1)
Net gains (losses)	$5,349	$(1)	$8,532	$25
These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities included in non-interest income on the consolidated statements of income.
The following table presents available-for-sale debt securities by stated maturity.  Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2017
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	42,958	43,854
Due after ten years	2,000	2,223
Agency-guaranteed residential mortgage-backed securities	197,606	196,327
Agency-guaranteed commercial real estate mortgage-backed securities	337,683	340,108
Total debt securities	$580,247	$582,512

Gross unrealized losses and fair value of Customers' investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$54,525	$(279)	$45,682	$(1,521)	$100,207	$(1,800)
Agency-guaranteed commercial real estate mortgage-backed securities	105,044	(418)	—	—	105,044	(418)
Total	$159,569	$(697)	$45,682	$(1,521)	$205,251	$(2,218)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$87,433	$(1,330)	$30,592	$(1,327)	$118,025	$(2,657)
Agency-guaranteed commercial real estate mortgage-backed securities	201,817	(2,872)	—	—	201,817	(2,872)
Corporate notes (1)	9,747	(185)	—	—	9,747	(185)
Total	$298,997	$(4,387)	$30,592	$(1,327)	$329,589	$(5,714)

(1)	Includes subordinated debt issued by other bank holding companies.

At September 30, 2017, there were sixteen available-for-sale investment securities in the less-than-twelve-month category and eleven available-for-sale investment securities in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At September 30, 2017, management evaluated its equity holdings issued by Religare Enterprises, Ltd. ("Religare") for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded an other-than-temporary impairment loss of $8.3 million and $12.9 million, respectively, for the three and nine months ended September 30, 2017 for the full amount of the decline in fair value below the cost basis established at June 30, 2017 and December 31, 2016. The fair value of the equity securities at September 30, 2017 of $2.3 million became the new cost basis of the securities. Because of the change in disposition strategy for BankMobile at September 30, 2017, Customers did not record a deferred tax asset for the other-than-temporary impairment loss recorded in third quarter 2017. In addition, Customers reversed $4.6 million of previously recorded deferred tax assets in third quarter 2017 as the tax-free spin-off/merger strategy for BankMobile does not result in capital gains that could be used to offset any capital losses resulting from the disposition of the Religare equity securities.
At September 30, 2017 and December 31, 2016, Customers Bank had pledged investment securities aggregating $127.6 million and $231.3 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

NOTE 8 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,961,248	$2,116,815
Multi-family loans at lower of cost or fair value	150,217	—
Total commercial loans held for sale	2,111,465	2,116,815
Consumer loans:
Residential mortgage loans, at fair value	1,828	695
Loans held for sale	$2,113,293	$2,117,510

Commercial loans held for sale consists predominately of commercial loans to mortgage companies (i.e., mortgage warehouse loans). These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e., the sale event). The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life of 21 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective June 30, 2017, Customers Bank transferred $150.8 million of multi-family loans from loans receivable (held for investment) to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At September 30, 2017, the estimated fair value of these loans was higher than their carrying value. Accordingly, a lower of cost or market value adjustment was not recorded in third quarter 2017.

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

NOTE 9 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of September 30, 2017 and December 31, 2016. BankMobile loans receivable previously reported as held for sale have been reclassified as held and used to conform with the current period presentation.

	September 30, 2017	December 31, 2016
(amounts in thousands)
Commercial:
Multi-family	$3,618,989	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	1,601,789	1,382,343
Commercial real estate non-owner occupied	1,237,849	1,193,715
Construction	73,203	64,789
Total commercial loans	6,531,830	5,855,846
Consumer:
Residential real estate	435,188	193,502
Manufactured housing	92,938	101,730
Other	3,819	3,483
Total consumer loans	531,945	298,715
Total loans receivable	7,063,775	6,154,561
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(2,437)	76
Allowance for loan losses	(38,314)	(37,315)
Loans receivable, net of allowance for loan losses	$7,023,024	$6,117,322

The following tables summarize loans receivable by loan type and performance status as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,617,062	$1,927	$3,618,989
Commercial and industrial	—	—	—	20,423	1,093,997	802	1,115,222
Commercial real estate - owner occupied	—	—	—	2,949	472,832	10,786	486,567
Commercial real estate - non-owner occupied	—	—	—	184	1,232,212	5,453	1,237,849
Construction	—	—	—	—	73,203	—	73,203
Residential real estate	1,607	—	1,607	4,269	423,551	5,761	435,188
Manufactured housing (5)	2,937	2,505	5,442	1,959	82,896	2,641	92,938
Other consumer	67	—	67	58	3,474	220	3,819
Total	$4,611	$2,505	$7,116	$29,842	$6,999,227	$27,590	$7,063,775
	December 31, 2016
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$12,573	$—	$12,573	$—	$3,200,322	$2,104	$3,214,999
Commercial and industrial	350	—	350	8,443	978,881	1,037	988,711
Commercial real estate - owner occupied	137	—	137	2,039	379,227	12,229	393,632
Commercial real estate - non-owner occupied	—	—	—	2,057	1,185,331	6,327	1,193,715
Construction	—	—	—	—	64,789	—	64,789
Residential real estate	4,417	—	4,417	2,959	178,559	7,567	193,502
Manufactured housing (5)	3,761	2,813	6,574	2,236	89,850	3,070	101,730
Other consumer	12	—	12	58	3,177	236	3,483
Total	$21,250	$2,813	$24,063	$17,792	$6,080,136	$32,570	$6,154,561

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of September 30, 2017 and December 31, 2016, the Bank had $0.3 million and $0.5 million, respectively, of residential real estate held in other real estate owned. As of September 30, 2017 and December 31, 2016, the Bank had initiated foreclosure proceedings of $1.5 million and $0.4 million, respectively, on loans secured by residential real estate.

Allowance for loan losses
The changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 and the loans and allowance for loan losses by loan class based on impairment evaluation method as of September 30, 2017 and December 31, 2016 were as follows. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing arrangements.

Three Months Ended September 30, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2017	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458
Charge-offs	—	(2,032)	—	(77)	—	(120)	—	(356)	(2,585)
Recoveries	—	54	—	—	27	7	—	1	89
Provision for loan losses	668	966	262	(53)	104	72	(77)	410	2,352
Ending Balance, September 30, 2017	$12,696	$10,573	$3,238	$7,656	$847	$2,954	$191	$159	$38,314
Nine Months Ended September 30, 2017
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(4,079)	—	(485)	—	(410)	—	(602)	(5,576)
Recoveries	—	337	9	—	157	34	—	101	638
Provision for loan losses	1,094	3,265	1,046	247	(150)	(12)	(95)	542	5,937
Ending Balance, September 30, 2017	$12,696	$10,573	$3,238	$7,656	$847	$2,954	$191	$159	$38,314

As of September 30, 2017
Loans:
Individually evaluated for impairment	$—	$20,493	$2,950	$184	$—	$8,178	$10,340	$56	$42,201
Collectively evaluated for impairment	3,617,062	1,093,927	472,831	1,232,212	73,203	421,249	79,957	3,543	6,993,984
Loans acquired with credit deterioration	1,927	802	10,786	5,453	—	5,761	2,641	220	27,590
	$3,618,989	$1,115,222	$486,567	$1,237,849	$73,203	$435,188	$92,938	$3,819	$7,063,775
Allowance for loan losses:
Individually evaluated for impairment	$—	$625	$740	$—	$—	$142	$5	$15	$1,527
Collectively evaluated for impairment	12,696	9,462	2,481	4,732	847	2,222	83	93	32,616
Loans acquired with credit deterioration	—	486	17	2,924	—	590	103	51	4,171
	$12,696	$10,573	$3,238	$7,656	$847	$2,954	$191	$159	$38,314

Three Months Ended September 30, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2016	$12,368	$10,370	$1,582	$8,483	$1,209	$3,535	$440	$110	$38,097
Charge-offs	—	(237)	—	(140)	—	(43)	—	(246)	(666)
Recoveries	—	62	—	—	8	298	—	10	378
Provision for loan losses	(695)	832	305	3	(168)	(411)	(18)	240	88
Ending Balance, September 30, 2016	$11,673	$11,027	$1,887	$8,346	$1,049	$3,379	$422	$114	$37,897
Nine Months Ended September 30, 2016
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	(774)	—	(140)	—	(456)	—	(478)	(1,848)
Recoveries	—	173	—	8	465	299	—	10	955
Provision for loan losses	(343)	2,764	539	58	(490)	238	(72)	449	3,143
Ending Balance, September 30, 2016	$11,673	$11,027	$1,887	$8,346	$1,049	$3,379	$422	$114	$37,897
As of December 31, 2016
Loans:
Individually evaluated for impairment	$—	$8,516	$2,050	$2,151	$—	$6,972	$9,665	$57	$29,411
Collectively evaluated for impairment	3,212,895	979,158	379,353	1,185,237	64,789	178,963	88,995	3,190	6,092,580
Loans acquired with credit deterioration	2,104	1,037	12,229	6,327	—	7,567	3,070	236	32,570
	$3,214,999	$988,711	$393,632	$1,193,715	$64,789	$193,502	$101,730	$3,483	$6,154,561
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,024	$287	$14	$—	$35	$—	$—	$1,360
Collectively evaluated for impairment	11,602	9,686	1,896	4,626	772	2,414	88	60	31,144
Loans acquired with credit deterioration	—	340	—	3,254	68	893	198	58	4,811
	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315

Certain manufactured housing loans were purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At September 30, 2017 and December 31, 2016, funds available for reimbursement, if necessary, were $0.7 million and $1.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of September 30, 2017 and December 31, 2016 and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2017 and 2016. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	September 30, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$19,433	$22,354	$—	$13,345	$354	$8,796	$450
Commercial real estate owner occupied	1,669	1,936	—	1,744	15	1,589	18
Commercial real estate non-owner occupied	184	428	—	184	91	989	93
Other consumer	32	32	—	44	—	50	—
Residential real estate	7,457	7,664	—	5,228	125	4,865	126
Manufactured housing	10,340	10,340	—	10,243	164	10,038	457
With an allowance recorded:
Commercial and industrial	1,060	1,331	625	1,963	—	5,400	22
Commercial real estate owner occupied	1,281	1,281	740	1,056	1	950	3
Commercial real estate non-owner occupied	—	—	—	51	—	94	—
Other consumer	24	24	15	12	—	6	—
Residential real estate	721	741	142	2,862	—	2,729	84
Manufactured housing	—	—	5	114	—	108	8
Total	$42,201	$46,131	$1,527	$36,846	$750	$35,614	$1,261

	December 31, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$2,080	$38	$1,205	$38
Commercial and industrial	2,396	3,430	—	21,859	406	18,681	879
Commercial real estate owner occupied	1,210	1,210	—	10,182	201	9,651	403
Commercial real estate non-owner occupied	2,002	2,114	—	7,983	118	6,081	133
Other consumer	57	57	—	43	—	45	—
Residential real estate	6,682	6,749	—	3,835	39	4,039	83
Manufactured housing	9,665	9,665	—	8,971	9	8,785	290
With an allowance recorded:
Multi-family	—	—	—	383	5	290	15
Commercial and industrial	6,120	6,120	1,024	7,561	43	7,256	155
Commercial real estate - owner occupied	840	840	287	—	—	6	—
Commercial real estate non-owner occupied	149	204	14	328	2	438	6
Other consumer	—	—	—	—	—	36	—
Residential real estate	290	303	35	300	—	421	—
Total	$29,411	$30,692	$1,360	$63,525	$861	$56,934	$2,002
Troubled Debt Restructurings
At September 30, 2017 and December 31, 2016, there were $20.8 million and $16.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum six-month performance requirement, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status.
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
The following table presents loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2017 and 2016. There were no modifications that involved forgiveness of debt.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	1	$60	—	$—
Interest-rate reductions	3	122	10	533
Total	4	$182	10	$533

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	4	$6,263	3	$1,995
Interest-rate reductions	32	1,297	49	1,932
Total	36	$7,560	52	$3,927
The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	—	$—
Manufactured housing	4	182	10	533
Residential real estate	—	—	—	—
Total loans	4	$182	10	$533

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	3	$6,203	1	$76
Commercial real estate non-owner occupied	—	—	1	1,844
Manufactured housing	33	1,357	47	1,716
Residential real estate	—	—	3	291
Total loans	36	$7,560	52	$3,927

As of September 30, 2017, except for one commercial and industrial loan with an outstanding commitment of $2.3 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs. There were no commitments to lend additional funds to debtors whose loans have been modified in TDRs at December 31, 2016.
As of September 30, 2017, ten manufactured housing loans totaling $0.5 million that were modified in TDRs within the past twelve months, defaulted on payments. As of September 30, 2016, five manufactured housing loans totaling $0.1 million, that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was no allowance recorded as a result of TDR modifications during the three months ended September 30, 2017. For the nine months ended September 30, 2017, there was one allowance recorded resulting from TDR modifications, totaling $1 thousand for one manufactured housing loan. There was one specific allowance totaling $29 thousand for one commercial real estate non-owner occupied loan resulting from TDR modifications during the three and nine months ended September 30, 2016.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
(amounts in thousands)
Accretable yield balance as of June 30,	$9,006	$11,165
Accretion to interest income	(368)	(460)
Reclassification from nonaccretable difference and disposals, net	(276)	107
Accretable yield balance as of September 30,	$8,362	$10,812

	Nine Months Ended September 30,
	2017	2016
(amounts in thousands)
Accretable yield balance as of December 31,	$10,202	$12,947
Accretion to interest income	(1,326)	(1,429)
Reclassification from nonaccretable difference and disposals, net	(514)	(706)
Accretable yield balance as of September 30,	$8,362	$10,812

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
The following table presents changes in the allowance for loan losses and the FDIC loss sharing receivable, including the effects of the estimated clawback liability and the termination agreement, for the three and nine months ended September 30, 2017 and 2016.

	Allowance for Loan Losses
	Three Months Ended September 30,
(amounts in thousands)	2017	2016
Ending balance as of June 30,	$38,458	$38,097
Provision for loan losses (1)	2,352	88
Charge-offs	(2,585)	(666)
Recoveries	89	378
Ending balance as of September 30,	$38,314	$37,897

	FDIC Loss Sharing Receivable/ Clawback Liability
	Three Months Ended September 30,
(amounts in thousands)	2017	2016
Ending balance as of June 30,	$—	$(1,381)
Cash payments to the FDIC	—	1,381
Ending balance as of September 30,	$—	$—

(1) Provision for loan losses	$2,352	$88
Net amount reported as provision for loan losses	$2,352	$88

	Allowance for Loan Losses
	Nine Months Ended September 30,
(amounts in thousands)	2017	2016
Ending balance as of December 31,	$37,315	$35,647
Provision for loan losses (1)	5,937	3,143
Charge-offs	(5,576)	(1,848)
Recoveries	638	955
Ending balance as of September 30,	$38,314	$37,897

	FDIC Loss Sharing Receivable/ Clawback Liability
	Nine Months Ended September 30,
(amounts in thousands)	2017	2016
Ending balance as of December 31,	$—	$(2,083)
Increased estimated cash flows (2)	—	289
Other activity, net (a)	—	(255)
Cash payments to the FDIC	—	2,049
Ending balance as of September 30,	$—	$—

(1) Provision for loan losses	$5,937	$3,143
(2) Effect attributable to FDIC loss share arrangements	—	(289)
Net amount reported as provision for loan losses	$5,937	$2,854
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
The following tables present the credit ratings of loans receivable as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,577,304	$1,080,797	$468,389	$1,212,945	$73,203	$431,364	$—	$—	$6,844,002
Special Mention	36,604	8,663	9,716	22,008	—	—	—	—	76,991
Substandard	5,081	25,762	8,462	2,896	—	3,824	—	—	46,025
Performing (1)	—	—	—	—	—	—	85,537	3,694	89,231
Non-performing (2)	—	—	—	—	—	—	7,401	125	7,526
Total	$3,618,989	$1,115,222	$486,567	$1,237,849	$73,203	$435,188	$92,938	$3,819	$7,063,775

	December 31, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,198,290	$954,846	$375,919	$1,175,850	$50,291	$189,919	$—	$—	$5,945,115
Special Mention	—	19,552	12,065	10,824	14,498	—	—	—	56,939
Substandard	16,709	14,313	5,648	7,041	—	3,583	—	—	47,294
Performing (1)	—	—	—	—	—	—	92,920	3,413	96,333
Non-performing (2)	—	—	—	—	—	—	8,810	70	8,880
Total	$3,214,999	$988,711	$393,632	$1,193,715	$64,789	$193,502	$101,730	$3,483	$6,154,561

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Loan Purchases and Sales
In first quarter 2017, Customers purchased $174.2 million of thirty-year fixed-rate residential mortgage loans from Florida-based Everbank. The purchase price was 98.5% of loans outstanding. In second quarter 2017, Customers purchased an additional $90.0 million of thirty-year fixed-rate residential mortgage loans from Everbank. The purchase price was 101.0% of loans outstanding. There were no loan purchases during the three months ended September 30, 2017 and during the three or nine months ended September 30, 2016.

In first quarter 2017, Customers sold $94.9 million of multi-family loans for $95.4 million resulting in a gain on sale of $0.5 million and $8.7 million of Small Business Administration (SBA) loans resulting in a gain on sale of $0.8 million. In second quarter 2017, Customers sold $7.0 million of SBA loans resulting in a gain on sale of $0.6 million. In third quarter 2017, Customers sold $11.0 million of SBA loans resulting in a gain on sale of $1.1 million. In first quarter 2016, Customers sold $6.9 million of SBA loans resulting in a gain on sale of $0.6 million. In second quarter 2016, Customers sold one commercial loan amounting to $5.7 million resulting in a loss on sale of $0.1 million and $3.6 million of SBA loans resulting in a gain on sale of $0.4 million. There were no loan sales during the third quarter 2016.

None of these purchases and sales during the nine months ended September 30, 2017 and 2016 materially affected the credit profile of Customers’ related loan portfolio.

Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") in the amount of $5.5 billion at September 30, 2017, compared to $4.8 billion at December 31, 2016.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2017 and December 31, 2016, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
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
Generally, to be considered adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$677,976	8.284%	$470,603	5.750%	N/A	N/A
Customers Bank	$1,009,380	12.342%	$470,242	5.750%	$531,578	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$895,447	10.941%	$593,369	7.250%	N/A	N/A
Customers Bank	$1,009,380	12.342%	$592,914	7.250%	$654,250	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$1,014,784	12.399%	$757,057	9.250%	N/A	N/A
Customers Bank	$1,156,766	14.145%	$756,477	9.250%	$817,813	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$895,447	8.355%	$428,709	4.000%	N/A	N/A
Customers Bank	$1,009,380	9.434%	$427,963	4.000%	$534,954	5.000%
As of December 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2017 and December 31, 2016:
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
Loans held for sale - Commercial mortgage warehouse loans:
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized because at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 21 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Deposit liabilities:
The fair values disclosed for interest and non-interest bearing checking, passbook savings and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  These liabilities are classified as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at September 30, 2017 and December 31, 2016 were as follows. BankMobile assets and liabilities previously reported as held for sale have been reclassified as held and used to conform with the current period presentation.

			Fair Value Measurements at September 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$219,480	$219,480	$219,480	$—	$—
Investment securities, available for sale	584,823	584,823	2,311	582,512	—
Loans held for sale	2,113,293	2,113,473	—	1,963,076	150,397
Loans receivable, net of allowance for loan losses	7,023,024	7,020,487	—	—	7,020,487
FHLB, Federal Reserve Bank and other restricted stock	98,611	98,611	—	98,611	—
Derivatives	10,447	10,447	—	10,344	103
Liabilities:
Deposits	$7,597,076	$7,596,324	$5,296,636	$2,299,688	$—
Federal funds purchased	147,000	147,000	147,000	—	—
FHLB advances	1,462,343	1,462,245	727,343	734,902	—
Other borrowings	186,258	194,157	65,704	128,453	—
Subordinated debt	108,856	115,500	—	115,500	—
Derivatives	12,092	12,092	—	12,092	—

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$264,709	$264,709	$264,709	$—	$—
Investment securities, available for sale	493,474	493,474	15,246	478,228	—
Loans held for sale	2,117,510	2,117,510	—	2,117,510	—
Loans receivable, net of allowance for loan losses	6,117,322	6,162,020	—	—	6,162,020
FHLB, Federal Reserve Bank and other restricted stock	68,408	68,408	—	68,408	—
Derivatives	10,864	10,864	—	10,819	45
Liabilities:
Deposits	$7,303,775	$7,303,663	$4,472,013	$2,831,650	$—
Federal funds purchased	83,000	83,000	83,000	—	—
FHLB advances	868,800	869,049	688,800	180,249	—
Other borrowings	87,123	91,761	66,261	25,500	—
Subordinated debt	108,783	111,375	—	111,375	—
Derivatives	14,172	14,172	—	14,172	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$196,327	$—	$196,327
Agency guaranteed commercial mortgage-backed securities	—	340,108	—	340,108
Corporate notes	—	46,077	—	46,077
Equity securities	2,311	—	—	2,311
Derivatives	—	10,344	103	10,447
Loans held for sale – fair value option	—	1,963,076	—	1,963,076
Total assets - recurring fair value measurements	$2,311	$2,555,932	$103	$2,558,346
Liabilities
Derivatives	$—	$12,092	$—	$12,092
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,527	$—	$—	$2,976	$2,976
Other real estate owned	—	—	782	782
Total assets - nonrecurring fair value measurements	$—	$—	$3,758	$3,758

	December 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2017 and 2016 are summarized as follows. Additional information about residential mortgage loan commitments can be found in NOTE 13 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
	2017	2016
(amounts in thousands)
Balance at June 30	$102	$157
Issuances	103	85
Settlements	(102)	(157)
Balance at September 30	$103	$85

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
	2017	2016
(amounts in thousands)
Balance at December 31	$45	$45
Issuances	300	315
Settlements	(242)	(275)
Balance at September 30	$103	$85

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and nine months ended September 30, 2017 and 2016.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2017 and December 31, 2016 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans	$2,976	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	782	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	103	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans	$1,431	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Impaired loans	5,096	Discounted cash flow	Projected cash flows (3)	4 times EBITDA
Other real estate owned	2,731	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	90%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

(3)	Projected cash flows of the business derived using EBITDA multiple based on management's best estimate.

(4)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016, Customers did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $1.2 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At September 30, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2016, Customers had four outstanding interest rate derivatives with notional amounts totaling $325.0 million that were designated as cash flow hedges of interest rate risk. The hedges expire between January 2018 and April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At September 30, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $793.6 million related to this program. At December 31, 2016, Customers had 76 interest rate swaps with an aggregate notional amount of $716.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2017 and December 31, 2016, Customers had an outstanding notional balance of residential mortgage loan commitments of $5.4 million and $3.6 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At September 30, 2017 and December 31, 2016, Customers had outstanding notional balances of credit derivatives of $53.3 million and $44.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$355	Other liabilities	$2,001
Total		$355		$2,001
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,861	Other liabilities	$10,083
Credit contracts	Other assets	128	Other liabilities	8
Residential mortgage loan commitments	Other assets	103	Other liabilities	—
Total		$10,092		$10,091

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$3,624
Total		$—		$3,624
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,683	Other liabilities	$10,537
Credit contracts	Other assets	136	Other liabilities	11
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$10,864		$10,548

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$91
Credit contracts	Other non-interest income	(6)
Residential mortgage loan commitments	Mortgage banking income	1
Total		$86

	Three Months Ended September 30, 2016
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,737
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage banking income	(71)
Total		$1,651

	Nine Months Ended September 30, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$429
Credit contracts	Other non-interest income	(5)
Residential mortgage loan commitments	Mortgage banking income	58
Total		$482

	Nine Months Ended September 30, 2016
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,250
Credit contracts	Other non-interest income	257
Residential mortgage loan commitments	Mortgage banking income	41
Total		$1,548

	Three Months Ended September 30, 2017
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$104	Interest expense	$(572)

	Three Months Ended September 30, 2016
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$556	Interest expense	$(703)

	Nine Months Ended September 30, 2017
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(115)	Interest expense	$(2,166)

	Nine Months Ended September 30, 2016
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(1,577)	Interest expense	$(1,306)

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2017, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $7.3 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at September 30, 2017 had posted $8.3 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At September 30, 2017

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,190	$—	$4,190	$—	$1,900	$2,290
Offsetting of Financial Liabilities and Derivative Liabilities
At September 30, 2017

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$8,400	$—	$8,400	$—	$8,262	$138
Offsetting of Financial Assets and Derivative Assets
At December 31, 2016

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,723	$—	$4,723	$—	$—	$4,723
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2016

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,825	$—	$9,825	$—	$4,472	$5,353

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
The following tables present the operating results for Customers' reportable business segments for the three and nine months ended September 30, 2017 and 2016. Customers has presented the financial information and disclosures for prior periods to reflect the segment disclosures as if they had been in effect for the periods presented. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned spin-off of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 37.25% for 2017 and 38% for 2016.
BankMobile, previously presented as discontinued operations in the financial statements due to Customers' stated intent to sell the business, was reclassified as held and used at September 30, 2017. As of September 30, 2017, Customers has decided to spin off BankMobile to Customers’ shareholders through a spin-off/merger transaction which is currently being negotiated. For more information on BankMobile's reclassification, see NOTE 3 - TAX-FREE SPIN-OFF AND MERGER.

	Three Months Ended September 30, 2017
	Community Business Banking	BankMobile		Consolidated
Interest income	$95,585	$2,700	(1)	$98,285
Interest expense	30,250	16		30,266
Net interest income	65,335	2,684		68,019
Provision for loan losses	1,874	478		2,352
Non-interest income	4,190	13,836		18,026
Non-interest expense	33,990	27,050		61,040
Income (loss) before income tax expense (benefit)	33,661	(11,008)		22,653
Income tax expense (benefit)	18,999	(4,100)		14,899
Net income (loss)	14,662	(6,908)		7,754
Preferred stock dividends	3,615	—		3,615
Net income (loss) available to common shareholders	$11,047	$(6,908)		$4,139

	Three Months Ended September 30, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$82,828	$1,384	(1)	$84,212
Interest expense	19,620	7		19,627
Net interest income	63,208	1,377		64,585
Provision for loan losses	(162)	250		88
Non-interest income	11,121	16,365		27,486
Non-interest expense	36,864	19,354		56,218
Income (loss) before income tax expense (benefit)	37,627	(1,862)		35,765
Income tax expense (benefit)	15,266	(708)		14,558
Net income (loss)	22,361	(1,154)		21,207
Preferred stock dividends	2,552	—		2,552
Net income (loss) available to common shareholders	$19,809	$(1,154)		$18,655

(1) - Amounts reported include funds transfer pricing of $2.7 million and 1.4 million for the three months ended September 30, 2017 and 2016, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Nine Months Ended September 30, 2017
	Community Business Banking	BankMobile		Consolidated
Interest income	$265,524	$9,708	(1)	$275,232
Interest expense	76,134	55		76,189
Net interest income	189,390	9,653		199,043
Provision for loan losses	5,459	478		5,937
Non-interest income	16,587	42,583		59,170
Non-interest expense	94,704	66,114		160,818
Income before income tax expense (benefit)	105,814	(14,356)		91,458
Income tax expense (benefit)	39,584	(5,348)		34,236
Net income (loss)	66,230	(9,008)		57,222
Preferred stock dividends	10,844	—		10,844
Net income (loss) available to common shareholders	$55,386	$(9,008)		$46,378

As of September 30, 2017
Goodwill and other intangibles	$3,632	$12,972		$16,604
Total assets	$10,405,452	$66,377	(2)	$10,471,829
Total deposits	$6,815,994	$781,082		$7,597,076

	Nine Months Ended September 30, 2016
	Community Business Banking	BankMobile		Consolidated
Interest income	$234,513	$4,418	(1)	$238,931
Interest expense	53,539	22		53,561
Net interest income	180,974	4,396		185,370
Provision for loan losses	2,605	249		2,854
Non-interest income	22,241	18,996		41,237
Non-interest expense	101,053	27,253		128,306
Income (loss) before income tax expense (benefit)	99,557	(4,110)		95,447
Income tax expense (benefit)	38,134	(1,562)		36,572
Net income (loss)	61,423	(2,548)		58,875
Preferred stock dividends	5,900	—		5,900
Net income (loss) available to common shareholders	$55,523	$(2,548)		$52,975

As of September 30, 2016
Goodwill and other intangibles	$3,642	$13,282		$16,924
Total assets	$9,532,281	$70,329	(2)	$9,602,610
Total deposits	$6,855,788	$533,182		$7,388,970

(1) - Amounts reported include funds transfer pricing of $9.7 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.
(2) - Amounts reported exclude intra company receivables.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in Customers Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Our actual results may differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp") a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2017.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2016 Form 10-K.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2016 Form 10-K and updated in this report on Form 10-Q for the quarterly period ended September 30, 2017.
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

Third Quarter Events of Note
Customers reported net income available to common shareholders of $4.1 million, or $0.13 per fully diluted common share for third quarter 2017. The reported results were impacted by several notable charges in third quarter 2017. First, Customers' previously-announced strategic decision to spin-off its BankMobile business directly to Customers’ shareholders, to be followed by a merger of BankMobile into Flagship Community Bank rather than sell the business directly to a third party resulted in including BankMobile segment results as part of the continuing Customers’ business rather than as discontinued operations. The reclassification as part of the continuing business resulted in the capture of depreciation and amortization expense not recognized during the period the related assets were classified as held for sale ($4.2 million pre-tax, or $0.08 per diluted share). In addition, Customers' decision to spin-off and then merge the BankMobile business eliminated Customers’ tax strategy to offset capital losses on disposition of the Religare common stock with capital gains from the sale of BankMobile. Customers’ decision to pursue the spin-off and merger reduced earnings by $7.7 million after tax ($0.24 per diluted share) in the third quarter due to the reversal of $4.6 million of previously recognized deferred tax assets, and inability to recognize deferred tax benefits of $3.1 million for the third quarter 2017 impairment charge of $8.3 million ($0.16 per diluted share), equal to the third quarter 2017 decrease in market value of Customers’ investment in Religare.
Asset quality remained exceptional with non-performing loans of $29.8 million, or 0.33% of total loans, and total non-performing assets (non-performing loans and other real estate owned) only 0.30% of total assets at September 30, 2017, reflecting Customers' conservative lending practices and continued focus on credit risk management. Customers' level of non-performing loans at September 30, 2017 remained well below industry average non-performing loans of 1.42% and Customers' peer group non-performing loans of 0.88%. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at September 30, 2017. Customers Bancorp's Tier 1 leverage ratio was 8.36%, and its total risk-based capital ratio was 12.40% at September 30, 2017.
Customers ended the quarter with $10.5 billion in total assets, stable asset quality trends, and stronger capital. Customers expects to strategically reduce assets below $10 billion as of December 31, 2017 to eliminate the risk of not receiving full interchange fees by qualifying for the small issuer exemption under the Durbin Amendment to the Dodd Frank legislation.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net income available to common shareholders decreased $14.5 million, or 77.8%, to $4.1 million for the three months ended September 30, 2017 when compared to net income available to common shareholders of $18.7 million for the three months ended September 30, 2016. The decreased net income available to common shareholders primarily resulted from certain notable third quarter 2017 charges totaling $15.6 million including:

•
Change in BankMobile disposition strategy ($10.4 million after tax). As further described under the "Third Quarter Events of Note" above, Customers' reclassification of BankMobile as part of the continuing business resulted in the capture of depreciation and amortization expense not recognized during the period the related assets were classified as held for sale ($4.2 million pre-tax and $2.6 million after tax). In addition, Customers' decision to spin-off and then merge the BankMobile business eliminated Customers’ tax strategy to offset capital losses on disposition of the Religare common stock with capital gains from the sale of BankMobile, reducing earnings by $7.7 million after tax in third quarter 2017.

•
Religare investment impairment charge of $8.3 million ($5.2 million after tax). Customers recorded an other-than-temporary impairment loss of $8.3 million for three months ended September 30, 2017 for the full amount of the decline in fair value of the Religare investment below the cost basis established at June 30, 2017.

Other contributors to the decrease in net income available to common shareholders included an increase in the provision for loan losses of $2.3 million, primarily as a result of growth in the loan portfolio and provisions on impaired loans, and increases in non-interest expenses of $4.8 million, primarily driven by increases in salaries and employee benefits and technology-related expenses, including core process system and conversion costs and noncapitalizable software development costs. These increases were offset in part by increased gains on sale of investment securities of $5.4 million and an increase in net interest income of $3.4 million.

Net interest income of $68.0 million increased $3.4 million, or 5.3%, for the three months ended September 30, 2017 when compared to net interest income of $64.6 million for the three months ended September 30, 2016. This increase resulted primarily from an increase in the average balance of interest-earning assets of $1.2 billion for third quarter 2017, offset in part by a 21 basis point decline in net interest margin (tax-equivalent) to 2.62% for third quarter 2017 from 2.83% for third quarter 2016.
The provision for loan losses of $2.4 million increased $2.3 million for the three months ended September 30, 2017 when compared to the provision for loan losses of $0.1 million for the three months ended September 30, 2016. The third quarter 2017 provision expense included provisions of $1.4 million for loan portfolio growth and reserves of $0.8 million for impaired loans.
Non-interest income of $18.0 million decreased $9.5 million, or 34.4%, for the three months ended September 30, 2017 when compared to non-interest income of $27.5 million for the three months ended September 30, 2016. This decrease was primarily the result of an $8.3 million other-than-temporary impairment loss related to the Religare investment, decreases in other non-interest income of $2.4 million, due to a $2.2 million recovery of a previously recorded loss in third quarter 2016, decreases in interchange and card revenue and deposit fees of $2.0 million and $1.6 million, respectively, driven by lower business volumes in BankMobile Disbursements. These decreases were offset in part by increased gains on sales of investment securities of $5.4 million.
Non-interest expense of $61.0 million increased $4.8 million, or 8.6%, for the three months ended September 30, 2017 when compared to non-interest expense of $56.2 million for the three months ended September 30, 2016. This increase resulted primarily from increases in salaries and employee benefits of $2.1 million, driven primarily by salary increases as the average number of full-time equivalent employees remained relatively consistent over the past year, and increases in technology, communications and bank operations and other expenses of $1.9 million and $0.9 million, respectively, driven by technology enhancements and the capture of depreciation and amortization expenses related to BankMobile due to the reclassification of BankMobile as held and used as of September 30, 2017.
Income tax expense of $14.9 million increased $0.3 million, or 2.3%, for the three months ended September 30, 2017 when compared to income tax expense of $14.6 million for the three months ended September 30, 2016. The increase in income tax expense was driven primarily by the elimination of deferred tax benefits from other-than-temporary impairment losses on investment securities totaling $7.7 million, offset in part by a decrease in pre-tax income of $13.1 million in third quarter 2017 compared to third quarter 2016.
Preferred stock dividends of $3.6 million increased $1.1 million, or 41.7%, for the three months ended September 30, 2017 when compared to preferred stock dividends of $2.6 million for the three months ended September 30, 2016. This increase was the result of preferred stock issuances aggregating $85.0 million in September 2016 with dividends at 6.00%.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(dollars in thousands)
Assets
Interest-earning deposits	$280,845	$923	1.30%	$237,753	$326	0.55%
Investment securities (A)	1,017,065	7,307	2.87%	534,333	3,528	2.64%
Loans:
Commercial loans to mortgage companies	1,956,587	21,099	4.28%	2,142,986	18,990	3.53%
Multifamily loans	3,639,566	33,301	3.63%	3,283,007	31,373	3.80%
Commercial and industrial	1,476,083	15,792	4.24%	1,193,906	11,887	3.96%
Non-owner occupied commercial real estate	1,294,996	12,706	3.89%	1,236,054	12,295	3.96%
All other loans	561,911	5,842	4.12%	385,511	4,554	4.70%
Total loans (B)	8,929,143	88,740	3.94%	8,241,464	79,099	3.82%
Other interest-earning assets	125,341	1,315	4.16%	90,010	1,259	5.56%
Total interest-earning assets	10,352,394	98,285	3.77%	9,103,560	84,212	3.68%
Non-interest-earning assets	389,797			336,013
Total assets	$10,742,191			$9,439,573
Liabilities
Interest checking accounts	$351,422	708	0.80%	$202,645	278	0.55%
Money market deposit accounts	3,427,682	9,866	1.14%	3,115,076	5,200	0.66%
Other savings accounts	40,310	29	0.28%	36,516	22	0.24%
Certificates of deposit	2,361,069	7,778	1.31%	2,796,028	7,509	1.07%
Total interest-bearing deposits	6,180,483	18,381	1.18%	6,150,265	13,009	0.84%
Borrowings	2,414,086	11,885	1.96%	1,586,262	6,618	1.66%
Total interest-bearing liabilities	8,594,569	30,266	1.40%	7,736,527	19,627	1.01%
Non-interest-bearing deposits	1,158,911			863,435
Total deposits and borrowings	9,753,480		1.23%	8,599,962		0.91%
Other non-interest-bearing liabilities	66,220			129,208
Total liabilities	9,819,700			8,729,170
Shareholders’ Equity	922,491			710,403
Total liabilities and shareholders’ equity	$10,742,191			$9,439,573
Net interest earnings		68,019			64,585
Tax-equivalent adjustment (C)		203			96
Net interest earnings		$68,222			$64,681
Interest spread			2.54%			2.77%
Net interest margin			2.61%			2.82%
Net interest margin tax equivalent (C)			2.62%			2.83%

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

	Three Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$528	$69	$597
Investment securities	335	3,444	3,779
Loans:
Commercial loans to mortgage companies	3,853	(1,744)	2,109
Multifamily loans	(1,440)	3,368	1,928
Commercial and industrial	908	2,997	3,905
Non-owner occupied commercial real estate	(195)	606	411
All other loans	(610)	1,898	1,288
Total loans	2,516	7,125	9,641
Other interest-earning assets	(365)	421	56
Total interest income	3,014	11,059	14,073
Interest expense
Interest checking accounts	167	263	430
Money market deposit accounts	4,095	571	4,666
Other savings accounts	4	3	7
Certificates of deposit	1,539	(1,270)	269
Total interest-bearing deposits	5,805	(433)	5,372
Borrowings	1,337	3,930	5,267
Total interest expense	7,142	3,497	10,639
Net interest income	$(4,128)	$7,562	$3,434

Net interest income for the three months ended September 30, 2017 was $68.0 million, an increase of $3.4 million, or 5.3%, from net interest income of $64.6 million for the three months ended September 30, 2016, as average loan and security balances increased $1.2 billion. Net interest margin (tax equivalent) narrowed by 21 basis points to 2.62% for third quarter 2017 compared to 2.83% for third quarter 2016. The net interest margin (tax equivalent) compression largely resulted from a $1.4 million reduction in prepayment penalties in the multi-family portfolio. Net interest margin (tax equivalent) was also impacted by Customers Bancorp's issuance of $100 million principal amount of 3.95% senior notes on June 30, 2017 and a one-time interest expense adjustment of approximately $0.3 million.
Interest expense on total interest-bearing deposits increased $5.4 million in third quarter 2017 compared to third quarter 2016. The increase was mainly driven by the average rate on interest-bearing deposits, which increased 34 basis points for third quarter 2017 compared to third quarter 2016, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers. Deposit volumes remained relatively stable, as average interest-bearing deposits increased $30.2 million for the three months ended September 30, 2017 compared to average interest-bearing deposits for the three months ended September 30, 2016.

Interest expense on borrowings increased $5.3 million in third quarter 2017 compared to third quarter 2016. This increase was primarily driven by a higher average rate on borrowings, which increased 30 basis points for third quarter 2017 compared to third quarter 2016, primarily as a result of an increase in the borrowing rate for short term advances, including FHLB advances and federal funds purchased, and an increase in the outstanding balance of senior note borrowings.
Provision for Loan Losses
The provision for loan losses of $2.4 million increased by $2.3 million for the three months ended September 30, 2017, compared to $0.1 million for the same period in 2016. The provision for loan losses of $2.4 million in third quarter 2017 included provisions of $1.4 million for loan portfolio growth and reserves of $0.8 million for impaired loans. In third quarter 2016, the provision for loan losses of $0.1 million was the result of minimal loan growth during the quarter, as planned, as well as exceptional asset quality.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016
(amounts in thousands)
Interchange and card revenue	$9,570	$11,547
Gain (loss) on sale of investment securities	5,349	(1)
Deposit fees	2,659	4,218
Mortgage warehouse transactional fees	2,396	3,080
Bank-owned life insurance	1,672	1,386
Gain on sale of SBA and other loans	1,144	1,206
Mortgage banking income	257	287
Impairment loss on investment securities	(8,349)	—
Other	3,328	5,763
Total non-interest income	$18,026	$27,486
Non-interest income decreased $9.5 million during the three months ended September 30, 2017 to $18.0 million, compared to $27.5 million for the three months ended September 30, 2016. This decrease was primarily due to an $8.3 million other-than-temporary-impairment loss on equity securities, a decrease in other non-interest income of $2.4 million due to a $2.2 million recovery of a previously recorded loss in third quarter 2016, decreases in interchange and card revenue and deposit fees of $2.0 million and $1.6 million, respectively, driven by lower business volumes in BankMobile Disbursements, and a decrease in mortgage warehouse transactional fees of $0.7 million driven by a reduction in the volume of warehouse transactions. These decreases were offset in part by increases in gains realized from the sale of investment securities of $5.4 million and income from bank-owned life insurance policies of $0.3 million.

Non-Interest Expense
The table below presents the components of non-interest expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016
(amounts in thousands)
Salaries and employee benefits	$24,807	$22,681
Technology, communication and bank operations	14,401	12,525
Professional services	7,403	7,006
Occupancy	2,857	2,450
FDIC assessments, taxes, and regulatory fees	2,475	2,726
Provision for operating losses	1,509	1,406
Loan workout	915	592
Other real estate owned	445	1,192
Advertising and promotion	404	591
Acquisition related expenses	—	144
Other	5,824	4,905
Total non-interest expense	$61,040	$56,218
Non-interest expense was $61.0 million for the three months ended September 30, 2017, an increase of $4.8 million from non-interest expense of $56.2 million for the three months ended September 30, 2016.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $2.1 million, or 9.4%, to $24.8 million for the three months ended September 30, 2017 from $22.7 million for the three months ended September 30, 2016. The increase was primarily attributable to increases in salaries as the average number of full-time equivalent employees remained relatively consistent over the past year.
Technology, communication and bank operations expenses increased by $1.9 million, or 15.0%, to $14.4 million for the three months ended September 30, 2017 from $12.5 million for the three months ended September 30, 2016. The increase was primarily attributable to increased core processing system expenses and non-capitalizable software development costs of $2.0 million and $1.5 million, respectively, as well as the recapture of $3.2 million of depreciation expense in third quarter 2017 related to BankMobile for the period it was classified as held for sale. These increases were offset in part by a $3.9 million one-time expense in third quarter 2016 for technology-related services.
Income Taxes
Income tax expense increased $0.3 million for the three months ended September 30, 2017 to $14.9 million, compared to $14.6 million in the same period of 2016. This increase was driven primarily by the elimination of deferred tax benefits from other-than-temporary impairment losses on investment securities totaling $7.7 million, offset in part by a decrease in pre-tax income of $13.1 million in third quarter 2017 compared to third quarter 2016.

Preferred Stock Dividends
Preferred stock dividends of $3.6 million increased $1.1 million, or 41.7%, for the three months ended September 30, 2017 when compared to preferred stock dividends of $2.6 million for the three months ended September 30, 2016. This increase was the result of preferred stock issuances totaling $85.0 million issued in September 2016 with dividends at 6.00%.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net income available to common shareholders decreased $6.6 million, or 12.5%, to $46.4 million for the nine months ended September 30, 2017 when compared to net income available to common shareholders of $53.0 million for the nine months ended September 30, 2016. The decreased net income available to common shareholders primarily resulted from an increase in non-interest expense of $32.5 million, an increase in preferred stock dividends of $4.9 million, and an increase in provision for loan losses of $3.1 million. These increases were offset in part by an increase in net interest income of $13.7 million, largely reflecting the growth in interest earning assets over the past twelve months, an increase in non-interest income of $17.9 million largely as a result of a full nine months of BankMobile Disbursements operations, and a decrease in income tax expense of $2.3 million.
Net interest income increased $13.7 million, or 7.4%, for the nine months ended September 30, 2017 to $199.0 million when compared to net interest income of $185.4 million for the nine months ended September 30, 2016. This increase resulted principally from an increase in the average balance of interest-earning assets of $1.1 billion offset in part by a 13 basis point decrease in the net interest margin (tax equivalent) to 2.71% for the first nine months of 2017 when compared to the first nine months of 2016.
The provision for loan losses increased $3.1 million to $5.9 million for the nine months ended September 30, 2017 when compared to the provision for loan losses of $2.9 million for the same period in 2016. The provision for loan losses of $5.9 million included $2.3 million for loan portfolio growth and $3.9 million for impaired loans, offset in part by a $0.8 million release resulting from improved asset quality and lower incurred losses than previously estimated.
Non-interest income increased $17.9 million, or 43.5%, for the nine months ended September 30, 2017 to $59.2 million when compared to $41.2 million for the nine months ended September 30, 2016. The increase was primarily a result of an increase in interchange and card revenue of $17.9 million reflecting a full nine months of BankMobile Disbursements operations, an increase in gains on sales of investment securities of $8.5 million, an increase in deposit fees of $2.7 million, and increased bank-owned life insurance income of $1.7 million, offset in part by other-than-temporary impairment losses of $12.9 million related to the decline in market value of the Religare investment and a decrease in mortgage warehouse transactional fees of $1.6 million.
Non-interest expense increased $32.5 million, or 25.3%, for the nine months ended September 30, 2017 to $160.8 million when compared to non-interest expense of $128.3 million for the nine months ended September 30, 2016. The increase primarily resulted from increased BankMobile expenses of $38.9 million due to the acquisition of the Disbursements business in June 2016 compared to a full nine months of BankMobile Disbursements operations in 2017, offset in part by decreased FDIC assessments, taxes, and regulatory fees of $4.6 million and a one-time expense of $3.9 million in third quarter 2016 for technology-related services. The increased BankMobile expenses, largely the result of a full nine months of BankMobile Disbursements operations in 2017 and only three months in 2016, included $10.5 million of increased salaries and employee benefits, $17.0 million of increased technology, communications, and bank operations, $6.4 million of increased professional services, and $5.5 million of increased other operating expenses. Excluding the effect of BankMobile, non-interest expense decreased $6.3 million period over period as management continued its efforts to control expenses.
Income tax expense decreased $2.3 million for the nine months ended September 30, 2017 to $34.2 million when compared to income tax expense of $36.6 million for the same period of 2016. The decrease in income tax expense was driven primarily by a decrease in pre-tax income of $4.0 million in the first nine months of 2017 as well as the $4.6 million of tax benefits recognized for the increase in fair value of restricted stock units vesting and the exercise of stock options since the award date compared to $0.6 million for the the same period in 2016. Customers' effective tax rate decreased to 37.4% for the nine months ended September 30, 2017, compared to 38.3% for the same period of 2016.
Preferred stock dividends increased $4.9 million for the nine months ended September 30, 2017 to $10.8 million when compared to preferred stock dividends of $5.9 million in the same period of 2016. This increase was the result of preferred stock issuances totaling $142.5 million issued in April 2016 with dividends at 6.45% and in September 2016 with dividends at 6.00%.

Net Interest Income
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost
(amounts in thousands)
Assets
Interest-earning deposits	$327,154	$2,446	1.00%	$211,971	$845	0.53%
Investment securities (A)	971,710	21,017	2.88%	548,921	10,875	2.64%
Loans:
Commercial loans to mortgage companies	1,734,874	53,860	4.15%	1,931,892	50,767	3.51%
Multifamily loans	3,496,276	96,570	3.69%	3,235,689	91,611	3.78%
Commercial and industrial	1,402,650	44,034	4.20%	1,127,622	33,626	3.98%
Non-owner occupied commercial real estate	1,290,762	37,654	3.90%	1,170,996	33,759	3.85%
All other loans	515,567	16,590	4.30%	399,202	14,356	4.80%
Total loans (B)	8,440,129	248,708	3.94%	7,865,401	224,119	3.81%
Other interest-earning assets	102,590	3,061	3.99%	90,911	3,092	4.54%
Total interest earning assets	9,841,583	275,232	3.74%	8,717,204	238,931	3.66%
Non-interest-earning assets	367,595			305,326
Total assets	$10,209,178			$9,022,530
Liabilities
Interest checking accounts	$338,991	1,839	0.73%	$160,525	681	0.57%
Money market deposit accounts	3,347,661	24,462	0.98%	3,044,696	13,674	0.60%
Other savings accounts	41,685	87	0.28%	39,075	66	0.23%
Certificates of deposit	2,489,970	22,546	1.21%	2,556,935	19,944	1.04%
Total interest-bearing deposits	6,218,307	48,934	1.05%	5,801,231	34,365	0.79%
Borrowings	1,836,654	27,255	1.98%	1,693,455	19,196	1.51%
Total interest-bearing liabilities	8,054,961	76,189	1.26%	7,494,686	53,561	0.95%
Non-interest-bearing deposits	1,185,062			800,358
Total deposits and borrowings	9,240,023		1.10%	8,295,044		0.86%
Other non-interest-bearing liabilities	72,622			76,774
Total liabilities	9,312,645			8,371,818
Shareholders’ Equity	896,533			650,712
Total liabilities and shareholders’ equity	$10,209,178			$9,022,530
Net interest earnings		199,043			185,370
Tax-equivalent adjustment (C)		399			298
Net interest earnings		$199,442			$185,668
Interest spread			2.64%			2.80%
Net interest margin			2.70%			2.84%
Net interest margin tax equivalent (C)			2.71%			2.84%

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

	Nine Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$989	$612	$1,601
Investment securities	1,079	9,063	10,142
Loans:
Commercial loans to mortgage companies	8,621	(5,528)	3,093
Multifamily loans	(2,213)	7,172	4,959
Commercial and industrial	1,879	8,529	10,408
Non-owner occupied commercial real estate	434	3,461	3,895
All other loans	(1,616)	3,850	2,234
Total loans	7,105	17,484	24,589
Other interest-earning assets	(402)	371	(31)
Total interest income	8,771	27,530	36,301
Interest expense
Interest checking accounts	233	925	1,158
Money market deposit accounts	9,313	1,475	10,788
Other savings accounts	16	5	21
Certificates of deposit	3,138	(536)	2,602
Total interest-bearing deposits	12,700	1,869	14,569
Borrowings	6,333	1,726	8,059
Total interest expense	19,033	3,595	22,628
Net interest income	$(10,262)	$23,935	$13,673
Net interest income for the nine months ended September 30, 2017 was $199.0 million, an increase of $13.7 million, or 7.4%, when compared to net interest income of $185.4 million for the nine months ended September 30, 2016. This increase was primarily driven by increased average loan and security balances of $1.0 billion.

Net interest margin (tax equivalent) narrowed by 13 basis points to 2.71% from the nine months ended September 30, 2016. The net interest margin compression largely resulted from a $1.6 million reduction in prepayment penalties in the multi-family portfolio during the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016. Net interest margin (tax equivalent) was also impacted by Customers Bancorp's issuance of $100 million principal amount of 3.95% senior notes on June 30, 2017.
Interest expense on total interest-bearing deposits increased $14.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase primarily resulted from increased deposit volume as average interest-bearing deposits for the nine months ended September 30, 2017 increased by $417.1 million when compared to average interest-bearing deposits for the nine months ended September 30, 2016. The average rate on interest-bearing deposits increased 26 basis points for the nine months ended September 30, 2017 compared to the nine months ended September 30,

2016, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers.
Interest expense on borrowings increased $8.1 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This increase was driven by a 47 basis point increase in average rates for the period due primarily to higher rates on short term borrowings used to fund commercial loans to mortgage companies. This increase was also driven by increased volume as average borrowings increased by $143.2 million when compared to average borrowings for the nine months ended September 30, 2016.
Provision for Loan Losses
The provision for loan losses increased by $3.1 million to $5.9 million for the nine months ended September 30, 2017, compared to $2.9 million for the same period in 2016. The provision for loan losses of $5.9 million included $2.3 million for loan portfolio growth and $3.9 million for impaired loans, offset in part by a $0.8 million release resulting from improved asset quality and lower incurred losses than previously estimated. The provision for loan losses of $2.9 million for the nine months ended September 30, 2016 included provisions for loan portfolio growth and reserves on impaired loans of approximately $5.0 million, offset in part by increased estimated cash flows expected to be collected on purchased credit-impaired loans, a reduction in the estimated amounts owed to the FDIC for previous FDIC assisted transactions, and other recoveries of approximately $2.1 million.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
Non-Interest Income
The table below presents the components of non-interest income for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
(amounts in thousands)
Interchange and card revenue	$31,729	$13,806
Gain on sale of investment securities	8,532	25
Deposit fees	7,918	5,260
Mortgage warehouse transactional fees	7,139	8,702
Bank-owned life insurance	5,297	3,629
Gain on sale of SBA and other loans	3,045	2,135
Mortgage banking income	703	737
Impairment loss on investment securities	(12,934)	—
Other	7,741	6,943
Total non-interest income	$59,170	$41,237
Non-interest income increased $17.9 million during the nine months ended September 30, 2017 to $59.2 million, compared to $41.2 million for the nine months ended September 30, 2016. This increase was primarily due to a $17.9 million increase in interchange and card revenues reflecting a full nine months of BankMobile Disbursements business activity in 2017 compared to three full months in 2016, an $8.5 million increase in gains on sale of investment securities, an increase in deposit fees of $2.7 million, and increased income from bank-owned life insurance policies of $1.7 million, offset in part by a $12.9 million other-than-temporary-impairment loss on equity securities and a decrease in mortgage warehouse transactional fees of $1.6 million driven by a reduction in the volume of warehouse transactions.

Non-Interest Expense
The table below presents the components of non-interest expense for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
(amounts in thousands)
Salaries and employee benefits	$69,569	$58,051
Technology, communication and bank operations	33,227	19,021
Professional services	21,142	13,213
Occupancy	8,228	7,248
FDIC assessments, taxes, and regulatory fees	6,615	11,191
Provision for operating losses	4,901	1,943
Loan workout	1,844	1,497
Advertising and promotion	1,108	1,178
Other real estate owned	550	1,663
Acquisition related expenses	—	1,195
Other	13,634	12,106
Total non-interest expense	$160,818	$128,306
Non-interest expense was $160.8 million for the nine months ended September 30, 2017, an increase of $32.5 million from non-interest expense of $128.3 million for the nine months ended September 30, 2016.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $11.5 million, or 19.8%, to $69.6 million for the nine months ended September 30, 2017, reflecting salary increases as well as a higher average number of full-time equivalent employees, primarily resulting from a full year of BankMobile Disbursements operations.
Technology, communication and bank operations increased by $14.2 million, or 74.7%, to $33.2 million for the nine months ended September 30, 2017 from $19.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to increases in core processing system and conversion expenses of $9.0 million, interchange expenses of $4.7 million, non-capitalizable software development costs of $3.4 million, and depreciation expense primarily driven by the $3.2 catch-up adjustment recorded in third quarter 2017 for the period BankMobile was classified as held for sale. These increases were partially offset by a $3.9 million one-time expense in third quarter 2016 for technology-related services. The increased technology, communication, and bank operations expenses reflected a full nine months of BankMobile Disbursements activity in 2017 compared to three full months of activity for 2016.
Professional services expense increased by $7.9 million, or 60.0%, to $21.1 million for the nine months ended September 30, 2017 from $13.2 million for the nine months ended September 30, 2016. This increase was primarily driven by the transitional services agreement which was in effect for the twelve months following the acquisition of the Disbursement business from Higher One and ended in second quarter 2017 and increases in consulting and other professional services to support a $10.5 billion bank.
FDIC assessments, taxes, and regulatory fees decreased by $4.6 million, or 40.9%, to $6.6 million for the nine months ended September 30, 2017 from $11.2 million for the nine months ended September 30, 2016. This decrease was primarily related to a lower insurance assessment charged by the FDIC as the FDIC's Deposit Insurance Fund reached a targeted ratio.
Provision for operating losses increased by $3.0 million, or 152.2%, to $4.9 million for the nine months ended September 30, 2017 from $1.9 million for the nine months ended September 30, 2016. The provision for operating losses represents Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders mainly from its BankMobile Disbursements business but where such disputes have not been resolved as of the end of the reporting period. The reserve is based on historical rates of loss on such transactions. The increase is mainly attributable to the accrual for the estimated liability for a full nine months of operations of the BankMobile Disbursements business in 2017.

Income Taxes
Income tax expense decreased $2.3 million for the nine months ended September 30, 2017 to $34.2 million when compared to income tax expense of $36.6 million for the same period of 2016. The decrease in income tax expense was driven primarily by a decrease in pre-tax income of $4.0 million in the first nine months of 2017. Customers' effective tax rate decreased to 37.4% for the nine months ended September 30, 2017, compared to 38.3% for the same period of 2016. The decrease in the effective tax rate was primarily driven by the lower taxable income as well as the $4.6 million of tax benefits recognized during the nine months ended September 30, 2017 for the increase in fair value of restricted stock units vesting and the exercise of stock options since the award date compared to $0.6 million for the the same period in 2016.

Preferred Stock Dividends

Preferred stock dividends increased $4.9 million in the nine months ended September 30, 2017 to $10.8 million, compared to $5.9 million for the nine months ended September 30, 2016. This increase was the result of preferred stock issuances totaling $142.5 million issued in April 2016 with dividends at 6.45% and in September 2016 with dividends at 6.00%.

Financial Condition
General
Customers crossed the $10 billion asset threshold during the second quarter of 2017 and continued to exceed $10 billion of total assets at September 30, 2017 with total assets of $10.5 billion.  This represented a $1.1 billion, or 11.6%, increase from total assets of $9.4 billion at December 31, 2016. The change in Customers' financial position occurred primarily as the result of an increase in total loans outstanding of $0.9 billion since December 31, 2016, or 10.9%, primarily driven by growth in multifamily, commercial and industrial loans, and consumer residential loans. Commercial loans held for investment increased $0.7 billion, or 11.5%, to $6.5 billion at September 30, 2017 compared to $5.9 billion at December 31, 2016, and consumer loans held for investment increased $233.2 million to $531.9 million at September 30, 2017 from $298.7 million at December 31, 2016.
Given the change in disposition strategy related to BankMobile as of September 30, 2017, Customers has decided to strategically reduce its total assets to below $10 billion as of December 31, 2017 in order to continue to qualify for the small issuer exemption rules of the Durbin Amendment to optimize interchange revenue through June 30, 2019. Customers plans to reduce total assets by approximately $500 million by year-end 2017 through normal seasonality of the mortgage warehouse business, which tends to decline in the winter months, selling multi-family and residential mortgage loans, and selling investment securities as needed. In addition, Customers expects to moderately grow its commercial and industrial loan portfolio while limiting growth in its multi-family loan portfolio by disciplined pricing.
Total liabilities were $9.6 billion at September 30, 2017. This represented a $1.0 billion, or 12.1%, increase from $8.5 billion at December 31, 2016. The increase in total liabilities resulted primarily from FHLB borrowings, which increased by $0.6 billion, or 68.3%, to $1.5 billion at September 30, 2017 from $0.9 billion at December 31, 2016, other borrowings, which increased $99.1 million, or 113.8%, to $186.3 million at September 30, 2017 from $87.1 million at December 31, 2016 resulting from the issuance of the $100 million senior notes on June 30, 2017, and federal funds purchased, which increased $64.0 million, or 77.1%, to $147.0 million at September 30, 2017 from $83.0 million at December 31, 2016. Overall deposits increased $293.3 million, or 4.0%, to $7.6 billion at September 30, 2017 from $7.3 billion at December 31, 2016.

The following table sets forth certain key condensed balance sheet data as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
(amounts in thousands)
Cash and cash equivalents	$219,480	$264,709
Investment securities available for sale, at fair value	584,823	493,474
Loans held for sale (includes $1,963,076 and $2,117,510, respectively, at fair value)	2,113,293	2,117,510
Loans receivable	7,061,338	6,154,637
Allowance for loan losses	(38,314)	(37,315)
Total assets	10,471,829	9,382,736
Total deposits	7,597,076	7,303,775
Federal funds purchased	147,000	83,000
FHLB advances	1,462,343	868,800
Other borrowings	186,258	87,123
Subordinated debt	108,856	108,783
Total liabilities	9,561,187	8,526,864
Total shareholders’ equity	910,642	855,872
Total liabilities and shareholders’ equity	10,471,829	9,382,736
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $13.3 million at September 30, 2017. This represents a $24.2 million decrease from $37.5 million at December 31, 2016.  These balances vary from day to day, primarily due to variations in customers’ deposits with the Bank. Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $206.2 million and $227.2 million at September 30, 2017 and December 31, 2016, respectively.
Included in the reported balances of cash and cash equivalents at September 30, 2017 and December 31, 2016 was $10.0 million and $20.0 million, respectively, of restricted cash placed in escrow for payment to Higher One in connection with the acquisition of the Disbursement business.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. At September 30, 2017, investments consisted of residential and commercial real estate mortgage-backed securities guaranteed by an agency of the United States government, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity and collateral for borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position, and balance sheet mix.
At September 30, 2017, investment securities were $584.8 million compared to $493.5 million at December 31, 2016, an increase of $91.3 million. The increase was primarily the result of purchases of agency-guaranteed mortgage-backed securities of $796.6 million during the nine months ended September 30, 2017, offset in part by sales and principal repayments of $698.5 million and impairment charges of $12.9 million. Customers held all of the investment securities sold in 2017 for more than 90 days.

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
The goal of the mortgage banking business lending group is to provide liquidity to mortgage companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for the Bank’s commercial loans to the mortgage companies. As of September 30, 2017, loans in the warehouse lending portfolio totaled $2.0 billion and are designated as held for sale.
The goal of the Bank’s multi-family lending group is to build a portfolio of high-quality multi-family loans within the Bank’s covered markets, while cross selling other products and services. This product primarily targets refinancing existing loans with other banks using conservative underwriting standards and provides purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2017, the Bank had multi-family loans of $3.8 billion outstanding, making up approximately 41.1% of the Bank’s total loan portfolio, including loans held for sale, compared to $3.2 billion, or approximately 38.9% of the total loan portfolio, including loans held for sale, at December 31, 2016.
As of September 30, 2017, the Bank had $8.6 billion in commercial loans outstanding, totaling approximately 94.2% of its total loan portfolio, which includes loans held for sale, compared to $8.0 billion commercial loans outstanding, composing approximately 96.4% of its loan portfolio, including loans held for sale, at December 31, 2016.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2017, the Bank had $533.8 million in consumer loans outstanding, or 5.8% of the Bank’s total loan portfolio, which includes loans held for sale. The Bank plans to expand its product offerings in real estate secured consumer lending.

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
Loans Held for Sale
The composition of loans held for sale as of September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
	2017	2016
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,961,248	$2,116,815
Multi-family loans at lower of cost or fair value	150,217	—
Total commercial loans held for sale	2,111,465	2,116,815
Consumer Loans:
Residential mortgage loans, at fair value	1,828	695
Loans held for sale	$2,113,293	$2,117,510

At September 30, 2017, loans held for sale totaled $2.1 billion, or 23.0% of the total loan portfolio, and $2.1 billion, or 25.6% of the total loan portfolio, at December 31, 2016.
Mortgage warehouse loans held for sale at September 30, 2017 decreased $155.6 million when compared to December 31, 2016. Mortgage warehouse loan balances are typically elevated during the summer months when home-purchasing activity is usually stronger. However, Customers expects that mortgage warehouse loan growth will moderate and return to more normal seasonal patterns as interest rates and the interest rate yield curve return to more normal levels and spreads.
Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are held for sale.

Loans Receivable
Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $905.7 million to $7.0 billion at September 30, 2017 from $6.1 billion at December 31, 2016. Loans receivable as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
(amounts in thousands)
Commercial:
Multi-family	$3,618,989	$3,214,999
Commercial and industrial (including owner occupied commercial real estate)	1,601,789	1,382,343
Commercial real estate non-owner occupied	1,237,849	1,193,715
Construction	73,203	64,789
Total commercial loans	6,531,830	5,855,846
Consumer:
Residential real estate	435,188	193,502
Manufactured housing	92,938	101,730
Other	3,819	3,483
Total consumer loans	531,945	298,715
Total loans receivable	7,063,775	6,154,561
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(2,437)	76
Allowance for loan losses	(38,314)	(37,315)
Loans receivable, net of allowance for loan losses	$7,023,024	$6,117,322

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
The provision for loan losses was $2.4 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $5.9 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $38.3 million, or 0.54% of loans receivable, at September 30, 2017 and $37.3 million, or 0.61% of loans receivable, at December 31, 2016. Net charge-offs were $2.5 million for the three months ended September 30, 2017, an increase of $2.2 million compared to the same period in 2016. Net charge-offs were $4.9 million for the nine months ended September 30, 2017, an increase of $4.0 million compared to the same period in 2016.  The increase in net charge-offs period over period was largely driven by the charge-off of $1.6 million and $1.8 million during the third quarter 2017 and second quarter 2017, respectively, related to two relationships in the commercial and industrial post-2009 originated loan portfolio.

The chart below depicts changes in the Bank’s allowance for loan losses for the periods indicated. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing agreements.
Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(amounts in thousands)
Balance at the beginning of the period	$38,458	$38,097	$37,315	$35,647
Loan charge-offs (1)
Commercial and industrial	2,032	237	4,079	774
Commercial real estate non-owner occupied	77	140	485	140
Residential real estate	120	43	410	456
Other consumer	356	246	602	478
Total Charge-offs	2,585	666	5,576	1,848
Loan recoveries (1)
Commercial and industrial	54	62	337	173
Commercial real estate owner occupied	—	—	9	—
Commercial real estate non-owner occupied	—	—	—	8
Construction	27	8	157	465
Residential real estate	7	298	34	299
Other consumer	1	10	101	10
Total Recoveries	89	378	638	955
Total net charge-offs	2,496	288	4,938	893
Provision for loan losses	2,352	88	5,937	3,143
Balance at the end of the period	$38,314	$37,897	$38,314	$37,897

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.
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
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 310-10-35 - Loan Impairment and ASC 310-40 - Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of loans placed on non-accrual, restructured under troubled debt restructurings loans, or charged-off to their net realizable value, are considered in the methodology for determining the allowance for loan losses.  Impaired loans are generally evaluated based on the expected future cash flows if principal is expected to come from the operation of such collateral or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale of such collateral.
Asset Quality
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired. Customers further segments the originated and acquired loan categories by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Customers' originated loans were subject to the current underwriting standards that were put in place in 2009. Management believes this segmentation better reflects the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may emerge in future periods. Credit losses from originated loans are absorbed by the allowance for loan losses. Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks, and cash reserves. As described below, the allowance for loan losses is intended to absorb only those losses estimated to have been incurred after acquisition, whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at September 30, 2017

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,616,313	$3,616,313	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,507,395	1,484,400	—	—	22,995	—	22,995	1.53%	1.53%
Commercial Real Estate Non-Owner Occupied	1,215,099	1,215,099	—	—	—	—	—	—%	—%
Residential	108,786	107,569	636	—	581	—	581	0.53%	0.53%
Construction	73,203	73,203	—	—	—	—	—	—%	—%
Other consumer	1,450	1,437	13	—	—	—	—	—%	—%
Total Originated Loans	6,522,246	6,498,021	649	—	23,576	—	23,576	0.36%	0.36%
Loans Acquired
Bank Acquisitions	153,772	147,172	1,352	941	4,307	782	5,089	2.80%	3.29%
Loan Purchases	387,757	379,026	2,984	3,788	1,959	277	2,236	0.51%	0.58%
Total Loans Acquired	541,529	526,198	4,336	4,729	6,266	1,059	7,325	1.16%	1.35%
Deferred fees and unamortized discounts, net	(2,437)	(2,437)	—	—	—	—	—
Total Loans Receivable	7,061,338	7,021,782	4,985	4,729	29,842	1,059	30,901	0.42%	0.44%
Total Loans Held for Sale	2,113,293	2,113,293	—	—	—	—	—
Total Portfolio	$9,174,631	$9,135,075	$4,985	$4,729	$29,842	$1,059	$30,901	0.33%	0.34%
(1) Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at September 30, 2017 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,616,313	$—	$12,696	$—	$12,696	0.35%	—%
Commercial & Industrial (1)	1,507,395	22,995	13,084	—	13,084	0.87%	56.90%
Commercial Real Estate Non-Owner Occupied	1,215,099	—	4,665	—	4,665	0.38%	—%
Residential	108,786	581	2,130	—	2,130	1.96%	366.61%
Construction	73,203	—	847	—	847	1.16%	—%
Other consumer	1,450	—	59	—	59	4.07%	—%
Total Originated Loans	6,522,246	23,576	33,481	—	33,481	0.51%	142.01%
Loans Acquired
Bank Acquisitions	153,772	4,307	4,642	—	4,642	3.02%	107.78%
Loan Purchases	387,757	1,959	191	728	919	0.24%	46.91%
Total Loans Acquired	541,529	6,266	4,833	728	5,561	1.03%	88.75%
Deferred fees and unamortized discounts, net	(2,437)	—	—	—	—
Total Loans Receivable	7,061,338	29,842	38,314	728	39,042	0.55%	130.83%
Total Loans Held for Sale	2,113,293	—	—	—	—
Total Portfolio	$9,174,631	$29,842	$38,314	$728	$39,042	0.43%	130.83%
(1) Commercial & industrial loans, including owner occupied commercial real estate.

Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $6.5 billion, or 92.4% of total loans receivable at September 30, 2017, compared to $5.8 billion, or 94.8% of total loans receivable at December 31, 2016. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and have worked to monitor these standards. Only $23.6 million, or 0.36% of post 2009 originated loans were non-performing at September 30, 2017, compared to $10.5 million, or 0.18% of post 2009 loans, at December 31, 2016. The post 2009 loans were supported by an allowance for loan losses of $33.5 million (0.51% of post 2009 originated loans) and $31.8 million (0.55% of post 2009 originated loans), respectively, at September 30, 2017 and December 31, 2016.
Loans Acquired
At September 30, 2017, total acquired loans were $0.5 billion, or 7.7% of total loans receivable, compared to $0.3 billion, or 5.2% of total loans receivable, at December 31, 2016.  Non-performing acquired loans totaled $6.3 million and $7.3 million, respectively, at September 30, 2017 and December 31, 2016. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC assisted failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $53.1 million were supported by a $0.7 million cash reserve at September 30, 2017, compared to $57.6 million supported by a cash reserve of $1.0 million at December 31, 2016. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At September 30, 2017, $32.8 million of these loans were outstanding, compared to $36.6 million at December 31, 2016.

Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $5.6 million (1.03% of total acquired loans) and $6.5 million (2.03% of total acquired loans), respectively, at September 30, 2017 and December 31, 2016.

Deposits
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits.  Deposits are generally obtained primarily from our geographic service area.  Customers also acquires deposits nationwide through deposit brokers, listing services and other relationships. Total deposits were $7.6 billion at September 30, 2017, an increase of $0.3 billion, or 4.0%, from $7.3 billion at December 31, 2016. Demand deposits were $1.8 billion at September 30, 2017, compared to $1.3 billion at December 31, 2016, an increase of $484.1 million, or 37.1%. These amounts consist primarily of non-interest bearing demand deposits. Savings, including MMDA, totaled $3.5 billion at September 30, 2017, an increase of $340.5 million, or 10.8%, from $3.2 billion at December 31, 2016. This increase was primarily attributed to an increase in money market deposit accounts, including accounts held by municipalities. Total time deposits were $2.3 billion at September 30, 2017, a decrease of $531.3 million, or 18.8%, from $2.8 billion at December 31, 2016. At September 30, 2017, the Bank had $1.4 billion in state and municipal deposits to which Customers has pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program decreased $44.5 million, or 3.1% from December 31, 2016.
The components of deposits were as follows at the dates indicated:

	September 30, 2017	December 31, 2016
(amounts in thousands)
Demand	$1,789,573	$1,305,455
Savings, including MMDA	3,507,063	3,166,558
Time, $100,000 and over	1,406,899	2,106,905
Time, other	893,541	724,857
Total deposits	$7,597,076	$7,303,775

Borrowings
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of September 30, 2017 and December 31, 2016, total outstanding borrowings were $1.9 billion and $1.1 billion, respectively, which represented an increase of $0.8 billion, or 65.9%. This increase was primarily the result of an increase in investments and loans receivable increasing the need for short-term borrowings. In June 2017, Customers Bancorp issued $100 million of senior notes at 99.775% of face value that will mature in June 2022. Customers will use the net proceeds for general corporate purposes, which may include working capital and the funding of organic growth at Customers Bank. For more information about Customers' borrowings, refer to NOTE 10 - BORROWINGS.

Capital Adequacy and Shareholders’ Equity
Shareholders’ equity increased $54.8 million to $910.6 million at September 30, 2017 when compared to shareholders' equity of $855.9 million at December 31, 2016, a 6.4% increase in the first nine months of 2017. The primary components of the net increase were as follows:

•	net income of $57.2 million for the nine months ended September 30, 2017;

•	other comprehensive income of $5.3 million for the nine months ended September 30, 2017, arising primarily from unrealized gains on available-for-sale securities;

•	share-based compensation expense of $4.5 million for the nine months ended September 30, 2017;

•	offset in part by preferred stock dividends of $10.8 million for the nine months ended September 30, 2017; and

•	issuance of common stock under share-based compensation arrangements of $2.0 million for the nine months ended September 30, 2017.
The Bank and Customers Bancorp are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to supervisory actions by regulators; any supervisory action could have a direct material effect on Customers' financial performance. At September 30, 2017, the Bank and Customers Bancorp met all capital adequacy requirements to which they were subject. Capital levels continue to exceed the well-capitalized threshold established by regulation at the Bank and exceed the applicable Basel III regulatory thresholds for Customers Bancorp and the Bank.

The capital ratios for the Bank and the Bancorp at September 30, 2017 and December 31, 2016 were as follows:

	Actual		For Capital Adequacy Purposes (Minimum Plus Capital Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$677,976	8.284%	$470,603	5.750%	N/A	N/A
Customers Bank	$1,009,380	12.342%	$470,242	5.750%	$531,578	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$895,447	10.941%	$593,369	7.250%	N/A	N/A
Customers Bank	$1,009,380	12.342%	$592,914	7.250%	$654,250	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$1,014,784	12.399%	$757,057	9.250%	N/A	N/A
Customers Bank	$1,156,766	14.145%	$756,477	9.250%	$817,813	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$895,447	8.355%	$428,709	4.000%	N/A	N/A
Customers Bank	$1,009,380	9.434%	$427,963	4.000%	$534,954	5.000%
As of December 31, 2016:
Common equity Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$379,306	5.125%	N/A	N/A
Customers Bank	$857,421	11.626%	$377,973	5.125%	$479,380	6.500%
Tier 1 capital (to risk weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$490,322	6.625%	N/A	N/A
Customers Bank	$857,421	11.626%	$488,599	6.625%	$590,006	8.000%
Total capital (to risk weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$638,343	8.625%	N/A	N/A
Customers Bank	$1,003,609	13.608%	$636,101	8.625%	$737,508	10.000%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during first quarter 2015 and the capital conservation buffer effective January 1, 2017. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of September 30, 2017, the Bank and Bancorp were in compliance with the Basel III requirements. See "NOTE 11 - REGULATORY CAPITAL" for additional discussion regarding regulatory capital requirements.

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

As of September 30, 2017 and December 31, 2016, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	September 30, 2017	December 31, 2016
(amounts in thousands)
Commitments to fund loans	$261,878	$244,784
Unfunded commitments to fund mortgage warehouse loans	1,385,192	1,230,596
Unfunded commitments under lines of credit	498,316	480,446
Letters of credit	38,842	40,223
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Our principal sources of funds are deposits, proceeds from debt issuances, principal and interest payments on loans, other funds from operations, and proceeds from stock issuances. Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of September 30, 2017, our borrowing capacity with the Federal Home Loan Bank was $4.7 billion, of which $1.5 billion was utilized in borrowings and $1.9 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2016, our borrowing capacity with the Federal Home Loan Bank was $4.1 billion, of which $0.9 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2017 and December 31, 2016, our borrowing capacity with the Federal Reserve Bank of Philadelphia was $151.1 million and $158.6 million, respectively.
Net cash flows provided by operating activities were $185.9 million during the nine months ended September 30, 2017, compared to net cash flows used in operating activities of $528.7 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, proceeds from sales of loans held for sale exceeded originations of loans held for sale by $154.9 million. During the nine months ended September 30, 2016, originations of loans held for sale exceeded proceeds from sales of loans held for sale by $619.1 million.
Investing activities used net cash flows of $1.3 billion during the nine months ended September 30, 2017, compared to net cash flows used in investing activities of $507.4 million during the nine months ended September 30, 2016. Purchases of investment securities available for sale totaled $796.6 million during the nine months ended September 30, 2017, compared to $5.0 million during the nine months ended September 30, 2016. Proceeds from sales of investment securities available for sale were $698.5 million for the nine month ended September 30, 2017, compared to $2.9 million during the nine months ended September 30, 2016. Purchases of loans held for investment and bank owned life insurance policies totaled $262.6 million and $90.0 million, respectively, for the nine months ended September 30, 2017, compared to no similar purchases during the nine months ended September 30, 2016. Proceeds from the sale of loans held for investment totaled $124.7 million during the nine months ended September 30, 2017, compared to $91.9 million during the nine months ended September 30, 2016. Cash flows used to fund new loans held for investment totaled $921.0 million and $641.1 million during the nine months ended September 30, 2017 and 2016, respectively.
Financing activities provided a net aggregate of $1.0 billion for each of the nine months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017, increases in deposits provided net cash flows of $293.3 million, net increases in short-term borrowed funds provided $593.5 million, net increases in federal funds provided $64.0 million, proceeds from the issuance of five-year senior notes provided $98.6 million, payment of preferred stock dividends used $10.8 million, and net proceeds from the issuance of common stock provided $2.1 million. During the nine months ended September 30, 2016, increases in deposits provided $1.5 billion, net repayments of short-term borrowed funds used $663.6 million, net decrease in federal funds purchased used $18.0 million, net proceeds from long-term FHLB advances provided $75.0 million, net proceeds from the issuance of preferred stock provided $162.0 million, payment of preferred stock dividends used $5.5 million, and net proceeds from the issuance of common stock provided $7.3 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
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
Through the use of income simulation modeling, we have estimated the net interest income for the period ending September 30, 2018, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2017. We have also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The following table reflects the estimated percentage change in estimated net interest income for the period ending September 30, 2018, resulting from changes in interest rates.

Net change in net interest income

Rate Shocks	% Change
Up 3%	(8.2)%
Up 2%	(3.0)%
Up 1%	(0.3)%
Down 1%	(2.4)%
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2017, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(30.9)%
Up 2%	(18.7)%
Up 1%	(8.3)%
Down 1%	4.2%

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

Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at September 30, 2017.
During the quarter ended September 30, 2017, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2016 Form 10-K, as supplemented and amended within our quarterly report on Form 10-Q for the quarter ended March 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2016 Form 10-K and our quarterly reports on Form 10-Q for the quarter ended March 31, 2017 ("the March 31, 2017 Quarterly Report") and for the quarter ended June 30, 2017 ("the June 30, 2017 Quarterly Report"). There are no material changes from the risk factors included within the 2016 Form 10-K, March 31, 2017 Quarterly Report, and June 30, 2017 Quarterly Report other than the risks described below. The risks described within the 2016 Form 10-K, the March 31, 2017 Quarterly Report, the June 30, 2017 Quarterly Report and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

We face a number of risks relating to our announced plans to dispose of BankMobile through a spin-off and merger.

We have announced our plans to dispose of our BankMobile business through a spin-off of BankMobile to our shareholders, to be followed by a merger of our BankMobile Technologies, Inc. subsidiary, which we refer to as BMT, into Flagship Community Bank, which we refer to as Flagship. While we currently expect to execute a definitive agreement with Flagship for this transaction, as of the date of filing of this Form 10-Q, a definitive agreement has not been executed. We expect that completion of the spin-off and merger will be subject to a number of conditions, including receipt of all necessary regulatory approvals, receipt by Flagship of shareholder approvals of certain matters relating to its acquisition of BMT, Flagship’s ability to raise approximately $100 million through the issuance of shares of its common stock, and other conditions. Certain of the conditions will not be within our control and we cannot guarantee you that we will enter into a definitive agreement or that we will be able to complete the spin-off and merger on the terms we have agreed to with Flagship, or at all.

Our announcement of the spin-off and merger and the steps we take to complete those transactions may adversely affect our business and the value of Customers and/or BankMobile. Uncertainty as to our ability to execute a definitive agreement or to complete the transactions and uncertainty as to the timing of the execution of a definitive agreement or the completion of the transactions may adversely affect analyst and shareholder views of our business and prospects, which could adversely affect our share price. These uncertainties also may adversely impact our relationships with our current and potential higher education institution customers and our BankMobile employees, and could result in the loss of customers and key employees. Because we cannot be certain of completing the spin-off and merger by July 1, 2018, we are also taking steps to reduce our assets below $10 billion at December 31, 2017 in order to eliminate the risk of not receiving full interchange fees, which would occur if we no longer qualified for the smaller issuer exemption from the Durbin Amendment for 2018.

Executing the spin-off and merger also may result in the diversion of management’s attention from Customers’ day-to-day operations generally, and the expenses we incur in executing the transactions may exceed our expectations, which may adversely affect our results of operations. In addition, even if we are successful in completing the spin-off and merger, it is possible that Customers and our shareholders may not receive the benefits we presently anticipate from these transactions.

If we are unable to reduce our total assets to below $10 billion as of December 31, 2017, our business and potential for future success could be materially adversely affected.
Under federal law and regulation, if our total assets exceed $10 billion as of December 31, 2017, we will no longer qualify as a small issuer of debit cards and we will not receive the optimal debit card processing fee. Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income beginning July 1, 2018 and could result in the BankMobile segment operating unprofitably or charging additional fees to students to replace the lost revenue. Customers plans to reduce total assets by approximately $500 million by year-end 2017 through normal seasonality of the mortgage warehouse business, which tends to decline in the winter months, selling multi-family and residential mortgage loans, and selling investment securities as needed. In addition, Customers expects to moderately grow its commercial and industrial loan portfolio while limiting growth in its multi-family loan portfolio by disciplined pricing. If Customers is unable to reduce total assets to below $10 billion as of December 31, 2017, our financial condition and results of operations could be adversely affected.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of September 30, 2017, the fair value of our investment securities portfolio was $584.8 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of September 30, 2017, management evaluated its equity holdings issued by Religare for other-than-temporary impairment. Because management no longer has the intent to hold these securities until a recovery in fair value, Customers recorded other-than-temporary impairment losses of $8.3 million in third quarter 2017, $2.9 million in second quarter 2017, $1.7 million in first quarter 2017, and $7.3 million in fourth quarter 2016 for the full amount of the decline in fair value below the cost basis. The fair value of the equity securities at September 30, 2017 of $2.3 million became the new cost basis of the securities.
We may suffer losses due to minority investments in other financial institutions or related companies.
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest, and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an other-than-temporary impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. In first quarter 2017, we recognized an other-than-temporary impairment loss of $1.7 million and adjusted our cost basis of the Religare securities to their estimated fair value of $13.5 million at March 31, 2017. In second quarter 2017, we recognized an other-than-temporary impairment loss of $2.9 million and adjusted our cost basis of the Religare securities to their estimated fair value of $10.7 million at June 30, 2017. In third quarter 2017, we recognized an other-than-temporary impairment loss of $8.3 million and adjusted our cost of the Religare equity securities to their estimated fair value of $2.3 million at September 30, 2017. To the extent we are unable to exit the Religare investment as planned, and pursuant to the terms contemplated, further declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.

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
During the three and nine months ended September 30, 2017, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

3.6
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016

3.7
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on September 16, 2016

4.1
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

4.2
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

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

4.6
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on June 26, 2014

4.7	Form of Warrant issued by Berkshire Bancorp, Inc., incorporated by reference to Exhibit 10.23 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

4.8
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, As Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

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

Customers Bancorp, Inc.

November 3, 2017	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 3, 2017	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.5
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

3.6
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016

3.7
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on September 16, 2016

4.1
Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

4.2
First Supplemental Indenture, dated as of July 30, 2013, by and between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on July 31, 2013

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

4.6
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on June 26, 2014

4.7	Form of Warrant issued by Berkshire Bancorp, Inc., incorporated by reference to Exhibit 10.23 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

4.8
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, As Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

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