Form 10-K
period 2017-12-31
Customers Bancorp, Inc.
filed 2018-02-23
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $814,989,106 as of June 30, 2017, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 16, 2018, 31,439,416 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we file with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

•	Changes in external competitive market factors that might impact our results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under Basel III;

•
The impact of the federal Tax Cuts and Jobs Act of 2017, including, but not limited to, the effect of a lower federal corporate income tax rate, and the effect on the valuation of our tax assets and liabilities;

•	Changes in our business strategy or an inability to execute our strategy due to the occurrence of unanticipated events;

•	Local, regional and national economic conditions and events, including real estate values, and the impact they may have on us and our customers;

•
Costs and effects of regulatory and legal developments, including official and unofficial interpretations by regulatory agencies of laws and regulations, the results of regulatory examinations and the outcome of regulatory or other governmental inquiries and proceedings, such as fines or restrictions on our business activities;

•	Our ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Our ability to access the capital markets to fund our operations and future growth;

•	Changes in the level of non-performing and classified assets and charge-offs;

•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•
Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users, including the products and services being developed and introduced to the market by the BankMobile division of Customers Bank;

•	Changes in consumer spending, borrowing and saving habits;

•	Technological changes;

•
Significant disruption in the technology platforms on which we rely, including security failures, cyberattacks or other breaches of our systems or those of our customers, partners or service providers;

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

•
Material differences in the actual financial results of merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame;

•	Our ability to successfully implement our growth strategy, increase market share, control expenses and maintain liquidity;

•	Customers Bank’s ability to pay dividends to Customers Bancorp;

•	Risks related to our proposed spin-off of BankMobile and merger of BankMobile into Flagship Community Bank, including:

◦	Our ability to successfully complete the transactions as designed and intended and the timing of completion, and the potential effects on us if we are unable to complete the transactions;

◦	The ability of Customers and Flagship Community Bank to meet all of the conditions to completion of the proposed transactions;

◦	The possibility that the transactions may be more expensive to complete than anticipated;

◦	The possibility that the expected benefits of the transactions to us and our shareholders may not be achieved;

◦	The possibility that the proposed transactions may be determined to be taxable to Customers or Customers' shareholders receiving Flagship Community Bank shares in the merger, or both;

◦	The possibility that the proposed transactions may be amended to address regulatory, legal or operational concerns;

◦	The possibility that the proposed transactions may be completed later than mid-2018, or not at all; and

◦	The impact of the announcement of the proposed spin-off and merger on the value of our securities, our business and our relationships with team members and customers;

•	Risks relating to BankMobile, including:

◦	Material variances in the adoption rate of BankMobile's services by new students and/or the usage rate of BankMobile's services by current student customers compared to our expectations;

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

◦
Our ability to implement our strategy regarding BankMobile, including with respect to our intent to spin-off and merge or otherwise dispose of the BankMobile business in the future, depending upon market conditions and opportunities and

◦	BankMobile's ability to successfully implement its growth strategy, including development of white label deposit relationships, and control expenses.

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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I

Item 1.    Business
Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (“Customers Bank” or the “Bank”), collectively referred to as "Customers" herein.  Customers Bank is principally a commercial bank that has a branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. In addition, Customers Bank has BankMobile, a division of Customers Bank, which offers state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide.
In third quarter 2017, Customers decided that the best strategy for its shareholders to realize the value of the BankMobile business was to divest the BankMobile business through a spin-off of BankMobile to Customers' shareholders, to be followed by a merger of our BankMobile Technologies, Inc. subsidiary ("BMT") into Flagship Community Bank ("Flagship"). An Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the “Amended Agreement”) with Flagship to effect the spin-off and merger and Flagship’s related purchase of BankMobile deposits from Customers was executed on November 17, 2017. Per the provisions of the Amended Agreement, the spin-off will be followed by a merger of BMT into Flagship, with Customers' shareholders first receiving shares of BMT as a dividend in the spin-off and then receiving shares of Flagship common stock in the merger of BMT into Flagship in exchange for the shares of BMT common stock they received in the spin-off. Following completion of the spin-off and merger, BMT's shareholders would receive collectively more than 50% of Flagship common stock. Flagship will subsequently separately purchase BankMobile deposits directly from Customers for cash. Customers expects the transactions to close in mid-2018.
For a description of certain risks relating to the proposed spin-off of BankMobile and merger with Flagship Community Bank, please see “Risk Factors - Risks Related to the Proposed spin-off of BankMobile and Merger with Flagship Bank.”
Business Summary
Customers Bancorp, through its wholly owned subsidiary Customers Bank, provides financial products and services to small and middle market businesses, not-for-profits, and consumers through its branches and offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Delaware and Philadelphia Counties), Rye Brook, Melville and New York, New York (Westchester, Suffolk and New York Counties), Hamilton, New Jersey (Mercer County), Providence, Rhode Island (Providence County), Portsmouth, New Hampshire (Rockingham County) and Boston, Massachusetts (Suffolk County). Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its loans to mortgage banking businesses. At December 31, 2017, Customers had total assets of $9.8 billion, including loans, net of the allowance for loan losses (including held-for-sale loans) of $8.7 billion, total deposits of $6.8 billion and shareholders’ equity of $0.9 billion.
Customers differentiates itself through its unique single-point-of-contact business strategy executed by very experienced management teams. Customers' strategic plan is to become a leading regional bank holding company through organic growth and value-added acquisitions. Customers differentiates itself from its competitors through its focus on exceptional customer service supported by state-of-the-art technology. The primary customers of Customers Bank are privately held businesses, business customers, not-for-profit organizations and consumers. Customers Bank also focuses on certain low-cost specialty lending areas such as multi-family/commercial real estate lending and lending to commercial mortgage banking businesses. Customers Bank’s lending activities are funded in part by deposits from its branch model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile refers to Customers' efforts to build a full-service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. As part of the BankMobile strategic initiative, on June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the OneAccount Student Checking and Refund Management Disbursement Services business from Higher One. Higher One was acquired by a subsidiary of Blackboard, Inc. in third quarter 2016, and we continue to refer to that combined business as “Higher One” throughout this document. BankMobile, including the Disbursement business, provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and currently offers no-fee banking, lines of credits to qualified customers, no overdraft fees, higher than average interest rates on savings and access to 55,000 ATMs (and if the customer makes a monthly direct deposit into their BankMobile account, over 400,000 ATMs) across the U.S. Customers believes that consolidating BankMobile with the Disbursement business will uniquely position it to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. BankMobile's revenues are largely derived from interchange charges paid by the product-selling vendor and user-based fees for specific activities (such as lost card replacement). It is BankMobile's strategy to disrupt traditional banks' retail branch customer service delivery model and become the bank of choice for life of college students and middle-income and under-banked Americans using its low-cost digital delivery platform and superior deposit products, serve as a white label deposit service customer to large companies, and disrupt payday lenders and high-cost check lenders by making low-cost quality banking services available to key under-banked markets. BankMobile has obtained and is applying for patents and copyrights to protect key elements of its products and delivery methods. This intellectual property will allow BankMobile to continue to differentiate its business from potential competitors. As described above, in third quarter 2017, Customers decided to spin-off BankMobile to Customers’ shareholders, to be followed by a merger with Flagship.
The management team of Customers consists of experienced banking executives led by its Chairman and Chief Executive Officer, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members who have joined Customers' management team have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions and developing valuable community and business relationships in its core markets.
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
Executive Summary
Customers' Markets
Market Criteria
Customers looks to grow organically as well as through selective acquisitions in its current and prospective markets. Customers believes that there is significant opportunity to both enhance its presence in its current markets and enter new complementary markets that meet its objectives. Customers focuses on markets that it believes are characterized by some or all of the following:

•	Population density;

•	Concentration of business activity;

•	Attractive deposit bases;

•	Significant market share held by large banks;

•	Advantageous competitive landscape that provides opportunity to achieve meaningful market presence;

•	Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions;

•	Potential for economic growth over time and

•	Management experience in the applicable markets.

BankMobile products are delivered to customers nationwide via its digital delivery channels, such as a smartphone or other web-enable device. The BankMobile business is currently focused on millennials, now the largest generation in the United States, developing white label relationships with large companies that wish to expand their relationships with their retail customers and employees and the under-banked who can utilize a low-cost banking services provider. As a general retail deposit product and related services provider, the BankMobile segment does not have a dependency on a particular customer, but is focused on providing deposit services to college students who receive federal government loans or grants. BankMobile currently provides deposit products and services to students on nearly 800 college and university campuses.
Current Markets
Customers' target market is broadly defined as extending from the greater Washington, D.C. area to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2017, Customers had bank branches or limited purpose offices (“LPOs”) serving residents and businesses in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
New Haven, CT	1	LPO
Boston, MA	1	LPO
Mercer County, NJ	1	Branch/LPO
New York, NY	1	LPO
Philadelphia-Southeastern, PA	8	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO

Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic growth and acquisition strategies.

The BankMobile suite of deposit products and services is provided nationally through digital delivery channels, such as a smartphone or other web-enabled device. The BankMobile deposit products and services are available nationwide throughout the United States. Customers believes that digital delivery without geographic limitations is the future of retail banking.
Prospective Markets
The organic growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its Concierge Banking® high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on undervalued and troubled community banks in Pennsylvania, New Jersey, New York, Maryland, Virginia and New England, where such acquisitions further Customers' objectives and meet its critical success factors. Customers will also consider other acquisitions that will contribute to its banking business. As Customers evaluates potential acquisition and asset purchase opportunities, it believes that there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. The BankMobile suite of deposit products and services is delivered through digital delivery channels, such as a smartphone or other web-enabled device across the United States. As such, the product does not have geographic limitations. Currently, BankMobile is focused on the market for deposits but is developing loan products and relationships with market place lenders that will facilitate competing in loan markets prospectively, either as a direct lender or referral to other lenders.

Competitive Strengths

•
Experienced and respected management team. An integral element of the business strategy of Customers is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and Chief Executive Officer, Jay Sidhu, who is the former Chief Executive Officer and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team of Customers have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer, as well as Jim Collins, Chief Administration Officer. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Regional Chief Lending Officer; Steve Issa, New England Marketing President and Chief Lending Officer and George Maroulis, Head of Private and Commercial Banking - New York, head the New Jersey and Pennsylvania, New England, and New York commercial lending areas, respectively, with 34, 41, and 26 years of experience, respectively. Ken Keiser, Director of Multi-Family and Investment Commercial Real Estate Lending, leads the commercial real estate and multi-family lending group and brings more than 40 years of experience including oversight of the Mid-Atlantic commercial real estate group at Sovereign. In addition, the banking to mortgage companies group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings more than 25 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

•
Unique Asset and Deposit Generation Strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending segments. Local market asset generation provides various types of business lending products and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multi-family and commercial real estate product line that is focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, using teams recruited from other banks, conservative underwriting standards and minimizing costs. Through the multi-family and commercial real estate product, Customers earns interest and fee income and generates commercial deposits. Customers also maintains a specialty lending business, commercial loans to mortgage originators, which is a national business where Customers Bank provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage banking businesses, Customers earns interest and fee income and generates core deposits.

•
BankMobile Strategy. Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smartphone delivery channel. BankMobile refers to Customers' efforts to build a full-service bank that is accessible to its customers anywhere and anytime through the customer's smartphone or other web-enabled device. BankMobile provides a nationwide deposit-aggregation platform. BankMobile principally has a "business-to-business-to-consumer" business model and focuses on the aggregation of low-cost deposits and currently offers no-fee banking, lines of credits to qualified customers, no overdraft fees, higher than average interest rates on savings and access to 55,000 ATMs (and if the customer makes a monthly direct deposit over 400,000 ATMs) across the U.S. Customers believes that consolidating BankMobile with the acquired Disbursement business uniquely positions BankMobile to service over 1 million students across America and to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. Successful execution of the BankMobile strategy, including its consolidation with the Disbursement business through colleges and universities across America and similar white-label partnerships, greatly accelerates BankMobile's ability to achieve profitability. BankMobile's revenues are largely derived from interchange charges paid by the product selling vendor and user-based fees for specific activities (such as lost card replacement).

•
Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. Customers has also formed a Special Assets Group to manage classified and non-performing assets. As of December 31, 2017, only $26.4 million, or 0.30%, of Customers Bank's total loan portfolio was non performing.

•
Superior Community Banking Model. Customers expects to drive organic growth by employing its Concierge Banking® and single-point-of-contact strategies, which provide specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows Customers to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture, mobile banking and the first fee-free mobile digital bank, BankMobile, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows Customers Bank to generate core deposits. The “high-tech, high-touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.

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

Customers believes its ability to operate efficiently is enhanced by its centralized risk-management structure, its access to attractive labor and real estate costs in its markets, and an infrastructure that is unencumbered by legacy systems. Furthermore, Customers anticipates additional expense synergies from the integration of its acquisitions, which it believes will enhance its financial performance.
Segments

Beginning in third quarter 2016, Customers revised its segment financial reporting to reflect the manner in which its chief operating decision makers had begun allocating resources and assessing performance subsequent to Customers' acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016.
Management has determined that Customers' operations consist of two reportable segments - Community Business Banking and BankMobile. Each segment generates revenues, manages risk, and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing and analysis of these segments vary considerably. For more information on Customers' reportable operating segments, see NOTE 24 - BUSINESS SEGMENTS to the consolidated financial statements.
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services through the successful Phase 1 launch of BankMobile in January 2015, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including commercial mortgage warehouse loans, multi-family and commercial real estate loans, small business loans, equipment loans, residential mortgage loans and other consumer loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts, time deposit accounts and cash management services. Prior to January 2015, deposit products were available to customers only through branches of Customers Bank. With the successful launch of BankMobile, the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile platform, Customers is able to provide fee-free banking to millennials, students, middle class American families and underserved consumers throughout the United States.
BankMobile is focused on providing quality low-cost deposit products and related services to its customers, such as no-or-low-fee checking, no overdraft charges, photo bill pay, no opening balance requirements, instant virtual debit cards and similar customer friendly technology enabled services. Customers can also obtain cash free of any fees from over 55,000 ATMs in the United States. BankMobile looks to develop its capabilities to deliver retail loan products, such as automobile loans, credit cards and personal loans, to its customers, either as a referral or direct lender, as its technological capabilities develop.

Lending Activities
Customers Bank focuses its lending efforts on the following lending areas:

•
Commercial Lending – Customers' focus is on Business Banking (i.e., commercial and industrial lending), including Small and Middle Market Business Banking (including Small Business Administration ("SBA") loans), Multi-Family and Commercial Real Estate Lending, and Commercial Loans to Mortgage Companies and

•	Consumer Lending – local-market mortgage and home equity lending.
Commercial Lending
Customers' commercial lending activities are divided into five distinct groups: Business Banking, Small and Middle Market Business Banking, Multi-Family and Commercial Real Estate Lending, Banking to Mortgage Companies and Equipment Finance. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels.
The commercial lending group focuses on companies with annual revenues ranging from $1.0 million to $100.0 million, that typically have credit requirements between $0.5 million and $10.0 million.
The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated small business relationship managers. The support administration of the platform for this lending activity is centralized including risk management, product management, marketing, performance tracking and overall strategic planning. Credit and sales training has been established for the sales force, ensuring that Customers has small business banking experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
The goal of Customers' multi-family lending group is to build a portfolio of high-quality multi-family and commercial real estate loans within its covered markets, while cross-selling its other products and services. This business line primarily focuses on refinancing existing loans, using conservative underwriting standards. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the years ended December 31, 2017 and 2016, Customers originated approximately $1.2 billion and $0.9 billion, respectively, of multi-family loans.
The goal of commercial loans to mortgage companies is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is currently expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2017 and 2016, Customers Bank funded $30.1 billion and $36.1 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2017 and 2016, Customers had $152.5 million and $89.4 million, respectively, of equipment finance loans outstanding. As of December 31, 2017 and 2016, Customers had $26.6 million and $10.3 million of finance leases, respectively. As of December 31, 2017, Customers had $22.2 million of operating leases entered into under this program. Customers had not entered into similar operating lease arrangements in 2016.
As of December 31, 2017 and 2016, Customers Bank had $8.4 billion and $8.0 billion, respectively, in commercial loans outstanding, composing approximately 96.2% and 96.4%, respectively, of its total loan portfolio, which includes loans held for sale. During the years ended December 31, 2017 and 2016, the Bank originated $1.4 billion and $0.8 billion, respectively, of commercial loans, exclusive of multi-family loan originations and loans to mortgage originators via warehouse facilities.

Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important Customers' efforts to grow total relationship revenues for its consumer households. These areas also support Customers' commitment to lower-and-moderate-income families in its market area. Customers plans to expand its product offerings in real estate secured consumer lending.
Beginning in 2013, Customers Bank launched a community outreach program in Philadelphia to encourage a higher percentage of homeownership in urban communities. As part of this program, Customers offers an “Affordable Mortgage Product." This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. As part of this commitment, a loan production office was opened at Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers' CRA assessment areas.
As of December 31, 2017 and 2016, the Customers had $329.8 million and $299.4 million, respectively, in consumer loans outstanding, comprising 3.8% and 3.6%, respectively, of Customers' total loan portfolio, which includes loans held for sale. During the years ended December 31, 2017 and 2016, Customers originated $50.0 million and $59.3 million of consumer loans, respectively.
Private Banking
Beginning in 2013, Customers introduced a Private Banking model for its commercial clients in the major markets within its geographic footprint.  This unique model provides unparalleled service to customers through an in-market team of experienced private bankers.  Acting as a single-point-of-contact for all the banking needs of Customers’ commercial clients, these private bankers deliver the whole bank – not only to its clients, but to their families, their management teams and their employees, as well.  With a world-class suite of sophisticated cash management products, these private bankers deliver on Customers' “high-tech, high-touch” strategy and provide real value to its mid-market commercial clients.
Customers opened its first private banking representative office in Manhattan in second quarter 2013, and eventually, all of its markets will be served by private bankers.
Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, money market deposit accounts and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Using its high touch supported by high tech model, Customers has experienced strong growth in core deposits in all of its markets. Customers also utilizes wholesale deposit products, money market and certificates of deposit obtained through listing services and borrowings from the FHLB as a sources of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the current interest-rate environment.
Financial Products and Services
In addition to traditional banking activities, Customers provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, Customers successfully launched BankMobile, America's first mobile platform based full-service consumer bank. In June 2016, Customers acquired the Disbursement business of Higher One and subsequently combined that business with the BankMobile platform. The Disbursement business assists higher educational institutions in their distributions of Title IV monies to students. In combining the businesses, BankMobile serviced 1.1 million active deposit accounts at December 31, 2017. BankMobile has opened around 536,000 new checking accounts and converted over 374,000 checking accounts to BankMobile, since June 16, 2016.

Competition
Customers competes with other financial institutions for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, money market funds and certain government agencies. Financial institutions compete principally on the quality of the services rendered, interest rates offered on deposit products, interest rates charged on loans, fees and service charges, the convenience of banking office locations and hours of operation and in the consideration of larger commercial borrowers, lending limits.
Many competitors are significantly larger than Customers and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers' larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers competes for business principally on the basis of high-quality, personal service to customers, customer access to Customers' decision makers and competitive interest and fee structure. Customers also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet banking, and the convenience of Concierge Banking® and our single-point-of-contact business model.
Customers' current market is primarily served by large national and regional banks, with a few larger institutions capturing more than 50% of the deposit market share. Customers' large competitors primarily utilize expensive, branch-based models to sell products to consumers and small businesses, which requires Customers' larger competitors to price their products with wider margins and charge more fees to justify their higher expense base. While maintaining physical branch locations remains an important component of Customers' strategy, Customers utilizes an operating model with fewer and less expensive locations, thereby lowering overhead costs and allowing for greater pricing flexibility.
BankMobile competes for deposit customers with traditional bank branches that may have a physical presence near the university and college campuses it serves, large national banks, as well as smaller regional or local banks, with other student and disbursement businesses, both banks and prepaid card providers, and with local and national loan providers. Banks providing student disbursement services include PNC, Wells Fargo Bank, and U.S. Bank. BankMobile is developing strategies to white label deposit products to commercial entities, again competing with traditional bank deposit product branch delivery channels.
Employees
As of December 31, 2017, Customers had 765 full-time equivalent team members, including approximately 230 team members dedicated to the BankMobile business segment.
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “About Us” – “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the Securities and Exchange Commission (“SEC”). Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by Customers Bancorp with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov.

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
In October 2012, Pennsylvania enacted three laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the law, which applies to Customers Bank, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.
The law also permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities (the "Department"), clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department to assess civil money penalties of up to $25,000 per violation.
The law also sets a new standard of care for bank officers and directors, applying the same standard that exists for non-banking corporations in Pennsylvania. The standard is one of performing duties in good faith, in a manner reasonably believed to be in the best interests of the institutions and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Directors may rely in good faith on information, opinions and reports provided by officers, employees, attorneys, accountants or committees of the board, and an officer may not be held liable simply because he or she served as an officer of the institution.
Interstate Branching. Federal law allows the Federal Reserve and FDIC, and the Pennsylvania Banking Code allows the Pennsylvania Department of Banking and Securities, to approve an application by a state banking institution to acquire interstate branches.  For more information on federal law, see the discussion under “Federal Banking Laws – Interstate Branching” that follows.
Pennsylvania banking laws authorize banks in Pennsylvania to acquire existing branches or branch de novo in other states and also permit out-of-state banks to acquire existing branches or branch de novo in Pennsylvania.

In April 2008, Banking Regulators in the States of New Jersey, New York and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by eliminating duplicative host state compliance exams.
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
FEDERAL BANKING LAWS
Interstate Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (called the “Interstate Act”), among other things, permits bank holding companies to acquire banks in any state. A bank may also merge with a bank in another state.  Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.  Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of less than all of the branches of an insured bank by an out-of-state bank or bank holding company without the acquisition of an entire bank, only if the law of the state in which the branch is located permits.  Under the Interstate Act, branches of state-chartered banks that operate in other states are covered by the laws of the chartering state, rather than the host state.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) created a more permissive interstate branching regime by permitting banks to establish de novo branches in any state if a bank chartered by such state would have been permitted to establish the branch. For more information on interstate branching under Pennsylvania law, see “Pennsylvania Banking Laws – Interstate Branching” above.
Prompt Corrective Action.  Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls.  Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized.  Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements.  However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a common equity tier 1 risk-based capital ratio that is less than 3.0%, or has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party.  In addition, an undercapitalized institution becomes subject to certain restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers and a prohibition on the payment of certain “management fees” to any “controlling person.”  Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates and restrictions on interest rates paid by the institution on deposits.  In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors or sale of the institution to a willing purchaser.  If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

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
The risk-based capital guidelines require all banks and bank holding companies to maintain capital levels in compliance with “risk-based capital” ratios.  In these ratios, the on-balance-sheet assets and off-balance-sheet exposures are assigned a risk-weight based upon the perceived and historical risk of incurring a loss of principal from that exposure. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.
The risk-based capital rules also may consider interest-rate risk.  Institutions with interest-rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk.  Customers currently monitors and manages its assets and liabilities for interest-rate risk, and management believes that the interest-rate risk rules which have been implemented and proposed will not materially adversely affect its operations.
The Federal Reserve Board’s “leverage” ratio rules require member banks which are rated the highest in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of “Tier 1” capital to “adjusted total assets” of not less than 3.0%.  For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.0% to 5.0%, or higher at the discretion of the Federal Reserve Board, and is required to be at a level commensurate with the nature of the level of risk of the bank's condition and activities.
For purposes of the capital requirements, “Tier 1,” or “core,” capital is defined to include common shareholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier 2,” or “qualifying supplementary,” capital is defined to include a bank’s allowance for loan losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.
Capital Rules. In July 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bancorp and Customers Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The rules include risk-based capital and leverage ratios, planned to be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the new minimum capital level requirements applicable to the Bancorp and Customers Bank under the final rules were:
(i) a common equity Tier 1 risk-based capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%);
(iii) a total risk-based capital ratio of 8% (unchanged from rules in effect prior to January 1, 2015) and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements.
The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

Effective January 1, 2017, the minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and Customers Bank under the final rules were:
(i) a common equity Tier 1 capital ratio of 5.75%;
(ii) a Tier 1 risk-based capital ratio of 7.25% and
(iii) a total risk-based capital ratio of 9.25%.
Effective January 1, 2018, the minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and Customers Bank under the final rules are:
(i) a common equity Tier 1 capital ratio of 6.375%;
(ii) a Tier 1 risk-based capital ratio of 7.875% and
(iii) a total risk-based capital ratio of 9.875%.
Considering the capital conservation buffer, to avoid limitations on certain actions or activities, banks will be required to maintain the following ratios beginning January 1, 2019:
(i) a common equity Tier 1 capital ratio of 7.0%;
(ii) a Tier 1 risk-based capital ratio of 8.5% and
(iii) a total risk-based capital ratio of 10.5%.
Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if their capital levels fall below the minimum capital level plus capital conservation buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and Customers Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, (which includes the Bancorp) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010, as additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.
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
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Customers Bank, if their capital levels begin to show signs of weakness. These revisions took effect on January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”
(i) a common equity Tier 1 capital ratio of 6.5%;
(ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%);
(iii) a total risk-based capital ratio of 10% (unchanged from rules in effect prior to January 1, 2015) and
(iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which were required to be utilized as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit-risk exposure categories and risk weights and also addresses:
(i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act;
(ii) revisions to recognition of credit-risk mitigation;
(iii) rules for risk weighting of equity exposures and past-due loans;
(iv) revised capital treatment for derivatives and repo-style transactions and
(v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.
As of December 31, 2017 and 2016, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to “NOTE 19 – REGULATORY MATTERS” to the consolidated financial statements.
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

•
created a new Consumer Financial Protection Bureau within the U.S. Federal Reserve, which has substantive rule-making authority over a wide variety of consumer financial services and products, including the power to regulate unfair, deceptive or abusive acts or practices;

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

•
required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, for banks with assets of $10 billion or greater, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction;

•	gave the FDIC substantial new authority and flexibility in assessing deposit insurance premiums, which may result in increased deposit insurance premiums for Customers in the future;

•	increased the deposit insurance coverage limit for insurable deposits to $250,000 generally, and removes the limit entirely for transaction accounts;

•	permitted banks to pay interest on business demand deposit accounts;

•	extended the national bank lending (or loans-to-one-borrower) limits to other institutions;

•
prohibited banks subject to enforcement action such as a memorandum of understanding from changing their charter without the approval of both their existing charter regulator and their proposed new charter regulator and

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

Regulatory Reform and Legislation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Customers in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Customers cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to Customers or our subsidiaries could have a material effect on our business, financial condition and results of operations.
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
In February 2011, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning in April 2011, ranging from 2.5 to 45 basis points of Tier I capital.
In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter.
Community Reinvestment Act.  Under the Community Reinvestment Act of 1977 (“CRA”), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions.  Federal banking agencies have demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance.  The Federal Reserve Board is required to assess Customers' record to determine if it is meeting the credit needs of the community, including the low-and-moderate- income neighborhoods that it serves.  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the bank's record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods.  This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve or substantial noncompliance) and a statement describing the basis for the rating.
Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Customers, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In April and May 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (i) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (ii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). Under the proposed rule, Customers would fall into the smallest category (Level 3), which applies to financial institutions with average total consolidated assets greater than $1 billion and less than $50 billion. The proposed rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements and (v) mandating appropriate record keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to Customers because it currently has less than $50 billion in total consolidated assets. Comments on the proposed rule were due by July 22, 2016. As of the date of this document, the final rule has not yet been published by these regulators.
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
UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, ("the FTC Act"), which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as "UDAP," and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as "UDAAP," which have been delegated to the Consumer Financial Protection Bureau (“CFPB”) for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
Bank Holding Company Regulation
As a bank holding company, Customers Bancorp is also subject to additional regulation.
The Bank Holding Company Act requires the Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank.  It also prohibits acquisition by the Bancorp of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located.  A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh the possible adverse effects.  Applications under the Bank Holding Company Act and the Change in Control Act are subject to review, based upon the record of compliance of the applicant with the CRA.
The Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services.  The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtains additional credit or service from the bank, or on the condition that the customer not obtain other credit or service from a competitor.
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

Item 1A.    Risk Factors

Risks Related to the Proposed Spin-off of BankMobile and Merger with Flagship Community Bank

We face a number of risks relating to our announced plans to dispose of BankMobile through a spin-off and merger.

We have announced our plans to dispose of our BankMobile business through a spin-off of BankMobile to our shareholders, to be followed by a merger of our BankMobile Technologies, Inc. subsidiary, which we refer to as BMT, into Flagship
Community Bank, which we refer to as Flagship. The completion of the spin-off and merger will be subject to a number of conditions, including receipt of all necessary regulatory approvals, receipt by Flagship of shareholder approvals of certain matters relating to its acquisition of BMT, Flagship’s ability to raise approximately $100 million through the issuance of shares of its common stock and other conditions. Certain of the conditions will not be within our control, and we cannot guarantee you that we will be able to complete the spin-off and merger on the terms we have agreed to with Flagship, or at all.

The steps we take to complete these transactions may adversely affect our business and the value of Customers and/or BankMobile. Uncertainty as to our ability to complete the transactions and uncertainty as to the timing of the completion of the transactions may adversely affect analyst and shareholder views of our business and prospects, which could adversely affect our share price. These uncertainties also may adversely impact our relationships with our current and potential higher education institution customers and our BankMobile team members, and could result in the loss of customers and key team members.

Executing the spin-off and merger may also result in the diversion of management’s attention from Customers’ day-to-day operations generally, and the expenses we incur in executing the transactions may exceed our expectations, which may adversely affect our results of operations. In addition, even if we are successful in completing the spin-off and merger, it is possible that we and our shareholders may not receive the benefits we presently anticipate from these transactions.

If the proposed divestiture of BankMobile from Customers is completed, the market value of our common stock may be affected.

We cannot assure you that the combined value of the Customers common stock and the Flagship/BankMobile common stock received by shareholders immediately following completion of the spin-off and merger, as adjusted for any changes in the combined capitalization of these companies, will be equal to, greater than, or less than what the value of Customers' common stock would have been had the proposed spin-off not occurred. The BankMobile business segment to be divested in the spin-off has reported a net loss during the six calendar quarter periods ending December 31, 2017, of $16.9 million after taxes, or approximately $0.52 per diluted share, and the segment has operated in a net loss position in five of those six calendar quarters. Also, Flagship is expected to raise a significant amount of new capital prior to the transaction. While typically the share price of the residual business (i.e, Customers) would reflect the loss in income from the spin-off business, because of the complexity of this transaction, the effect on our stock price is uncertain. In this instance, the BankMobile business was operating at a net loss before the spin-off, the spin-off entity is to immediately be sold and merged with Flagship in exchange for an ownership interest in Flagship that will exceed 50% of the combined entities, and Flagship is expected to raise a significant amount of new capital prior to the transaction pursuant to a new business plan. As a result, the effect of the spin-off and merger on the market value of Customers' common stock, or on the combined value of Customers' common stock and the Flagship/BankMobile's common stock, will not be known until the market has fully evaluated Customers’ business without its BankMobile business and has also fully evaluated the new Flagship/BankMobile business.

There could be significant tax liability to Customers and its shareholders if the spin-off of BMT fails to qualify as a tax-free transaction.

The spin-off of BMT to Customers’ shareholders followed by a merger of BMT with Flagship is intended to constitute a “plan of reorganization” within the meaning of relevant sections of the Treasury Regulations and the Internal Revenue Code and as such is expected to be treated as a tax-free reorganization to both Customers and its shareholders for U.S. federal income tax purposes. The purchase and sale agreement between Customers and Flagship provides that the parties will use their best efforts to ensure such tax treatment and shall obtain the opinion of tax counsel that the contemplated transactions should constitute a “reorganization,” and there should be no resulting U.S. federal income tax liability to Customers or its shareholders. Receipt of a letter stating tax counsel’s opinion on the tax-free nature of the contemplated transactions is a condition to close the transactions. The tax counsel’s opinion will be based on and rely on, among other things, facts, assumptions, representations and undertakings related to Customers, BMT and Flagship, including those regarding past and future conduct of Customers’, BMT’s, and Flagship’s respective business and other matters.

The opinion of tax counsel is not a binding determination on the Internal Revenue Service or the courts as to whether the contemplated transactions qualify as “reorganization” or are exempt from U.S. federal income taxes. In addition, the facts, assumptions, representations and undertakings of Customers, BMT and Flagship considered by tax counsel in developing its opinion could prove to be incorrect, or an event could occur contradictory to that assumed by tax counsel in reaching its opinion. As a result, notwithstanding the determination of tax counsel, the IRS could determine that the distribution is taxable to Customers or its shareholders participating in the distribution, or both. If the spin-off of BMT, or the subsequent merger of BMT with Flagship in exchange for Flagship common shares, is determined to be taxable to Customers or its shareholders for U.S. federal income tax purposes, the distribution could be treated as a capital gain or a taxable dividend to Customers or its shareholders, respectively, for U.S. federal income tax purposes, and Customers or its shareholders that are subject to US federal income tax could incur significant or material U.S. federal income tax liabilities.

If the Amended and Restated Purchase and Assumption Agreement is amended to satisfy regulatory, legal or other matters that may be identified, such amendment may result in terms or conditions that result in taxable gains to Customers, BankMobile/Flagship shareholders or both.

In the normal course of regulatory reviews and approvals, or continuing review by Customers or Flagship prior to the completion of the spin-off and merger transactions, matters may be identified that require the terms or conditions of the Amended and Restated Purchase and Assumption Agreement to be changed, or new terms and conditions to be added, to address the matters. It is possible that such amendments to the Amended and Restated Purchase and Assumption Agreement may alter the transactions in a manner that results in tax counsel, or the Internal Revenue service or courts, determining that the proposed transactions are taxable to Customers or our shareholders receiving Flagship Community Bank shares in the merger, or both.

Due to the inherent complexity of the proposed spin-off and merger transactions, the federal banking or other regulators may take longer than expected to review the transactions, and the regulators, Customers or Flagship may identify additional matters to be considered that will take additional time to resolve, the completion of the proposed transactions may occur later than mid-year 2018.

The proposed transactions will be considered to varying degrees by the Federal Reserve Bank of Philadelphia, the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the Commonwealth of Pennsylvania, the State of Florida, and possibly other regulatory authorities. In addition, Customers and Flagship employees and representatives continue to review materials relating to the proposed transactions. Customers and Flagship will need to obtain a number of approvals and file a number of documents to comply with the requirements of many of these regulatory authorities. Because of the complexity of the transactions, it is possible that one or more of these regulatory authorities may take longer to complete its review. It is also possible that matters may be identified in any of these reviews that may require additional time to resolve. Considered together, the possible extended period for review and the period that may be necessary to resolve any matters identified, it is possible that completion of the proposed transactions may occur later than mid-year 2018.

Failure to complete the proposed spin-off of BankMobile and merger with Flagship could negatively impact our share price, our future business and financial results.

We cannot assure you that our proposed spin-off of BankMobile followed by a merger of BMT into Flagship will be completed in the time frame we currently anticipate, or at all. If we do not complete the proposed spin-off and merger, we and our shareholders will not receive the expected benefits of such proposed transactions, but we will have incurred significant costs in connection with our pursuit of the transactions, including our own costs relating to the proposed transaction and the costs of Flagship relating to the proposed transaction and related matters, certain of which we are obligated to pay even if the proposed transaction is not completed. In addition, we cannot assure you that alternative opportunities to sell or otherwise divest BankMobile will be available to us, or, if available, will be on terms at least as favorable to us and our shareholders as the terms of the proposed spin-off and merger with Flagship. Market conditions, the possible need to secure regulatory, shareholder or other approvals and other factors will affect our ability to pursue alternative opportunities.

In addition, the value of our common and preferred stock may decline if the proposed transactions are not completed, and uncertainty as to whether alternative transactions may be available for the disposition of the BankMobile business, and as to the timing, form and terms of any such alternative disposition may adversely affect analyst and shareholder views as to the value of the BankMobile business, which could further adversely affect the value of our securities.

If we are unable to complete the spin-off of BankMobile before exceeding the $10 billion total asset threshold, our business and potential for future success could be materially adversely affected.

Our business and future prospects may suffer if we are unable to remain under $10 billion in total assets as of December 31 of each year before we spin-off or otherwise dispose of the BankMobile business. If we are unable to complete the spin-off or otherwise dispose of BankMobile before exceeding the $10 billion total asset threshold, we would experience a significant reduction in BankMobile interchange fee income. Under federal law and regulation, we must remain under $10 billion in total assets as of December 31 of each year to qualify as a small issuer of debit cards and receive the optimal debit card processing fee. If we were to lose this status, BankMobile would operate unprofitably unless we were able to generate additional fees to replace the lost interchange fee revenue. As a result, our inability to complete the spin-off of BankMobile and merger with Flagship or otherwise divest of BankMobile in a timely manner could materially and adversely affect our financial condition and results of operations. Because we cannot be certain of completing the spin-off and merger by July 1, 2018, we reduced our assets below $10 billion at December 31, 2017, in order to eliminate the risk of not receiving full interchange fees, which would occur if we no longer qualified for the smaller issuer exemption from the Durbin Amendment for 2018.

Certain terms of our agreement with Flagship may expose us to significant liabilities.

We have agreed to indemnify Flagship and its directors and officers against losses and liabilities incurred by them in connection with the proposed transactions and to indemnify them and certain others in connection with certain expenses and additional matters relating to the proposed transactions. In addition, we have agreed to obtain, at our expense, director and officer liability insurance for the benefit of Flagship’s directors and officers to cover them for similar losses and liabilities. Although our agreement to provide indemnification is subject to certain limitations and exceptions, including limitations on the dollar amount of losses payable by us, significant indemnification claims by Flagship, its directors and officers or other indemnitees could materially and adversely affect our financial condition. Also, in connection with the proposed transactions, Customers deposited $1.0 million in an escrow account with a third party to be reserved for payment to Flagship in the event the related agreement is terminated for reasons described in the Amended Agreement.

If we are unable to complete the spin-off of BankMobile and merger with Flagship in a timely fashion, or at all, we will continue to face the risks and challenges associated with the BankMobile business.

If we do not complete the proposed spin-off of BankMobile and merger with Flagship in a timely fashion, or at all, we will continue to face the risks and challenges associated with the BankMobile business, including those relating to the integration of the Disbursement business, described in this Risk Factors discussion and elsewhere in this Annual Report on Form 10-K. We cannot assure you that we will be able to address and manage these risks so as to preserve or increase the value of BankMobile, and any failure to preserve or increase the value of BankMobile could adversely affect the business of Customers as a whole and our ability to spin-off or otherwise dispose of BankMobile in an alternative transaction on favorable terms, or at all.

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
Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the financial condition and cash flows of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the discount on the loan at the time of its acquisition and capital, which could have regulatory implications;

•	the duration of the loan;

•	the credit history of a particular borrower and

•	changes in economic and industry conditions.
At December 31, 2017, Customers' allowance for loan losses totaled $38.0 million, which represents 0.56% of total loans held for investment. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the probability of their making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans.
In determining the amount of the allowance for loan losses, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry and Customers' charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance.
Management reviews and re-estimates the allowance for loan losses quarterly. Additions to our allowance for loan losses as a result of management's reviews and re-estimates could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
Our emphasis on commercial, multi-family/commercial real estate and mortgage warehouse lending may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans and specialty loans, including loans to mortgage banking businesses. Commercial loans, including multi-family and commercial real estate loans, can expose a lender to risk of non-payment and loss because repayment of the loans often depends on the successful operation of a business or property and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. In addition, we may need to increase our allowance for loan losses in the future to account for an increase in probable credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.
As a lender to mortgage banking businesses, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. In first quarter 2013, fraud was discovered in our held-for-sale loan portfolio. Additional fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
Our lending to commercial mortgage businesses is a significant part of our assets and earnings. This business is subject to seasonality of the mortgage lending business, and volumes are likely to decline if interest rates increase, generally. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.
As of December 31, 2017, we had $8.4 billion in commercial loans outstanding, approximately 96.2% of our total loan portfolio, which includes loans held for sale.

Decreased origination, volume and pricing decisions of competitors may adversely affect our profitability.
We currently operate a residential mortgage banking business but plan to expand our origination, sale and servicing of residential mortgage loans in the future. We also began selling recent multi-family loan originations to third parties in third quarter 2014. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential-mortgage and multi-family loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, changes in the structure of the secondary mortgage markets that we utilize to sell mortgage loans or other rule changes that could affect the multi-family resale market may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business or sell multi-family loans.
Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.
On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other-than-temporary impairment charges and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2017, the Bank held $83.7 million of FHLB capital stock.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of December 31, 2017, the fair value of our investment securities portfolio was $471.4 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other than temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

During 2017, we recorded other-than-temporary impairment losses of $12.9 million related to our equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because we no longer have the intent to hold these securities until a recovery in fair value. The fair value of the Religare equity securities at September 30, 2017, of $2.3 million became the new cost basis of the securities. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million, which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes, as we currently do not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.

Changes to estimates and assumptions made by management in preparing financial statements could adversely affect our business, operating results, reported assets and liabilities, financial condition and capital levels.
Changes to estimates and assumptions made by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. Changes to management’s assumptions or estimates could materially and adversely affect our business, operating results, reported assets and liabilities, financial condition and capital levels.

Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. Notably, the FASB recently issued a new framework for estimating the allowance for loan and lease losses that could significantly alter the current estimate as well as other elements of the U.S. banking model.
Downgrades in U.S. Government and federal agency securities could adversely affect us.
The long-term impact of the downgrade of the U.S. Government and federal agencies from an AAA to an AA+ credit rating is still uncertain. However, in addition to causing economic and financial market disruptions, the downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities owned by us, the availability of those securities as collateral for borrowing and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed-income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans we make and, as a result, could adversely affect our borrowers’ ability to repay their loans.
We may not be able to maintain consistent earnings or profitability.
Although we made profit for the years 2011 through 2017, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
Continued or worsening general business and economic conditions could materially and adversely affect us.
Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy experiences worsening conditions such as a recession, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, instability in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. Adverse changes in any of these factors could be detrimental to our business. Our business is also significantly affected by monetary and related policies of the U.S. Federal Government, its agencies and government-sponsored entities. Adverse changes in economic factors or U.S. Government policies could have a negative effect on us.
The geographic concentration in the Northeast and Mid-Atlantic regions makes our business susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.
Our loan and deposit activities are largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends upon economic conditions in these regions. These regions experienced deteriorating local economic conditions in the past economic cycle, and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within these regions, and because a large percentage of the loans are secured by real property. If there is decline in real estate values, the collateral value for our loans will decrease, and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened.
Additionally, we have made a significant investment in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on the property generating sufficient rental income to service the loan. Economic conditions may affect a tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, a tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected. All of these factors could increase the amount of non-performing loans, increase our provision for loan losses and reduce our net income.
Our business is highly susceptible to credit risk.
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to the contractual terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, policies and procedures are designed to reduce the risk of credit losses to a low level but may not prevent us from incurring substantial credit losses.
Additionally, we may restructure originated or acquired loans if we believe the borrowers are experiencing problems servicing the debt pursuant to current terms, and we believe the borrower is likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by a reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or an extension of the maturity date.
We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.
We believe that the implementation of our strategy will depend in large part on the skills of our executive management team, and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our Chief Executive Officer, President and Chief Financial Officer have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration.
Our customers also rely on us to deliver personalized financial services. Our strategic model is dependent upon relationship managers and private bankers who act as a customer’s single point of contact to us. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities, and we may not be able to retain such relationships absent the individuals. In any case, if we are unable to attract and retain our relationship managers and private bankers and recruit individuals with appropriate skills and knowledge to support our business, our growth strategy, business, financial condition and results of operations may be adversely affected.
Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.
Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing team members.
In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as we. It cannot be determined at this time whether or when a final rule will be adopted, and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other team members. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high-performing team members. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.
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

•	the scope, relevance and competitive pricing of products and services offered to meet customer needs and demands;

•	the ability to provide customers with maximum convenience of access to services and availability of banking representatives;

•	the ability to attract and retain highly qualified team members to operate our business;

•	the ability to expand our market position;

•	customer access to our decision makers and customer satisfaction with our level of service and

•	the ability to operate our business effectively and efficiently.
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
Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest-rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, and because the magnitude of repricing of interest-earning assets is often greater than interest-bearing liabilities, falling interest rates would reduce net interest income.
Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets and liabilities, loan and investment securities portfolios and our overall financial results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future, and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Adverse changes in the Federal Reserve’s interest-rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.
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
We are currently implementing, and continue to evaluate and implement, upgrades and changes to our information technology systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our information technology initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations. Also, we may have to make a significant investment to repair or replace these systems and could suffer loss of critical data and interruptions or delays in our operations.
In addition, we provide our customers with the ability to bank remotely, including online, over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively and in a cost-efficient manner is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Certain competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect our operations, net income or reputation.
We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, team members and others. This information is necessary for the conduct of our business activities, including the ongoing maintenance of deposit, loan, investment management and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of our products and services. In addition to confidential information regarding our customers, team members and others, we compile, process, transmit and store proprietary, non-public information concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to team member error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.
If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were erroneously provided to parties who were not permitted to have the information, either by fault of the systems or our team members, or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on our behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed. Additionally, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
Our directors and executive officers can influence the outcome of shareholder votes and, in some cases, shareholders may not have the opportunity to evaluate and affect the investment decision regarding potential investment, acquisition or disposition transactions.
As of December 31, 2017, our directors and executive officers, as a group, owned a total of 2,387,023 shares of common stock and exercisable options to purchase up to an additional 12,834 shares of common stock, which potentially gives them, as a group, the ability to control approximately 7.64% of the outstanding common stock.  In addition, a director of Customers Bank who is not a director of Customers Bancorp owns an additional 18,447 shares of common stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 7.70% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. In addition, under certain circumstances, consummation of a disposition transaction, including the planned spin-off of BankMobile and merger with Flagship, will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors' decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.

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

Establishing new client relationships and maintaining current ones are also essential components of our strategy for attracting new student customers, deepening the relationships we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect BankMobile's capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

BankMobile's Disbursement business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. Federal Government distributes financial aid to students through higher education institutions as intermediaries. BankMobile's Disbursement business provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as we, our business, results of operations and BankMobile's prospects for future growth could be materially and adversely affected.

A change in the availability of financial aid, as well as U.S. budget constraints, could materially and adversely affect our financial performance by reducing demand for BankMobile's services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use BankMobile's Disbursement business services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our Disbursement business higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with Disbursement business higher education institution clients provide us with a market for BankMobile. Consequently, a change in the availability or amount of financial aid that restricts client use of our Disbursement business service or otherwise limits our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Also, decreases in the amount of financial aid disbursements from higher education institutions to students could materially and adversely affect our financial performance. Future legislative and executive-branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Providing disbursement services to higher education institutions is an uncertain business; if the market for BankMobile's products does not continue to develop, we will not be able to grow this portion of our business.

The success of BankMobile's Disbursement business will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has evolved, and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. Also, the Department of Education has proposed issuing prepaid cards directly to students, which may have the effect of reducing the need for outsourcing disbursement services or the volume of activity processed by the disbursement services. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement solutions. If the outsourcing of disbursement services does not become as widespread as we anticipate, if higher education institution clients return to their prior methods of disbursement, or if prepaid card services displace the current disbursement process, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business and future success may suffer if we are unable to successfully implement our strategy to convert student deposit customers to lifetime BankMobile customers.

A significant component of our growth strategy is dependent on our ability to have students of our higher education institution clients select BankMobile during the refund disbursement selection process and to convert those student BankMobile customers, along with the existing student customers we acquired through the Disbursement business acquisition, into lifetime customers with BankMobile as their primary banking relationship. In particular, our growth strategy depends on our ability to successfully cross-sell our core banking products and services to these student customers after they graduate from college. We may not be successful in implementing this strategy because these student customers and potential student customers may believe our products and services are unnecessary or unattractive. Our failure to sell our products and services to students after they graduate and to attract new student customers could have a material adverse effect on our prospects, business, financial condition and results of operations.

Breaches of security measures, unauthorized access to or disclosure of data relating to our higher education institution clients or BankMobile and student BankMobile account holders, computer viruses or unauthorized software ("malware"), fraudulent activity and infrastructure failures could materially and adversely affect our reputation or harm our business.

Companies that process and transmit cardholder information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. The encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data-security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers.

Unauthorized access to our computer systems or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our higher education institution customers, cause a decrease in transactions by individual cardholders, expose us to liability for unauthorized purchases and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data-security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from litigation or additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.

In addition, our higher education institution clients and student BankMobile account holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or team members acting unlawfully or contrary to our policies or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored or processed by third-party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.

We rely to a large extent upon sophisticated information technology systems, databases and infrastructure, and take reasonable steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems, they are vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk of exposure of sensitive data to unauthorized persons or to the public.

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

Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Since August 2013 until the acquisition of the Disbursement business, we provided deposit accounts and services to college students through Higher One, which had relationships with colleges and universities in the United States, using Higher One’s technological services. Because Higher One was not a bank, it had to partner with one or more banks to provide the deposit accounts and services to students. Higher One and one of Higher One’s former bank partners (the “predecessor bank”), announced in May 2014 that the Federal Reserve Board notified them that certain disclosures and operating processes of these entities may have violated certain laws and regulations and may result in penalties and restitution. In May 2014, the Federal Reserve also informed us, as one of Higher One’s bank partners, that it was recommending a regulatory enforcement action be initiated against us based on the same allegations.
In July 2014, the predecessor bank referenced above, which no longer is a partner with Higher One, entered into a consent order to cease and desist with the Federal Reserve Board pursuant to which it agreed to pay a total of $3.5 million in civil money penalties and an additional amount that it may be required to pay in restitution to students in the event Higher One is unable to pay the restitution obligations, if any, imposed on Higher One (“back-up restitution”). We believe that the circumstances of its relationship with Higher One and the student customers are different than the relationship between the predecessor bank and Higher One and the student customers.
In December 2015, Higher One entered into consent orders with both the Federal Reserve Board and the FDIC. Under the consent order with the Federal Reserve Board, Higher One agreed to pay $2.2 million in civil money penalties and $24 million in restitution to students. Under the consent order with the FDIC, Higher One agreed to pay an additional $2.2 million in civil money penalties and $31 million in restitution to students. In addition, a third partner bank, which is regulated by the FDIC, also entered into a consent order to cease and desist with the FDIC pursuant to which it agreed to pay $1.8 million in civil money penalties and an additional amount in restitution to students in the event Higher One is unable to meet its restitution obligation.
We believe that we identified key critical alleged compliance deficiencies within 30 days of first accepting deposits through our relationship with Higher One and caused such deficiencies to be remediated within approximately 120 days. In addition, we understand that the total amount of fees that Higher One collected from students who opened accounts with us during the relevant time period is substantially less than the total fees that Higher One collected from students who opened deposit accounts at the other partner banks during the relevant time period. In addition, as Higher One paid the restitution and deposited such monies to pay the required restitution, we did not expect that backup restitution would be required.
Nonetheless, as previously disclosed, we had been in discussions with the Federal Reserve Board regarding these matters from 2013 and in an effort to move forward, on December 6, 2016, we agreed to the issuance by the Federal Reserve Board of a combined Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as amended (the "Order") and agreed to a penalty of $960 thousand. We had previously set aside a reserve for the civil money penalty and made payment in 2016.
We remain subject to the jurisdiction and examination of the Federal Reserve Board, and further action could be taken to the extent we do not comply with the terms of the Order or if the Federal Reserve Board were to identify additional violations of applicable laws and regulations. Any further action could have a material adverse effect on our business, financial conditions and/or results of operations or our reputation.

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

The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies, including BankMobile, are not fully tested, and we may incur substantial expenses and devote significant management time and resources in order for BankMobile to compete effectively. Revenue generated from BankMobile’s no-fee or very-low-fee banking strategy may not perform as well as we expect or enhance the value of our business as a whole, and it could materially and adversely affect our financial condition and results of operations. Additionally, if the benefits of BankMobile do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.
We intend to engage in acquisitions of other businesses from time to time. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels, or within time frames, originally anticipated and may result in unforeseen integration difficulties.
We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash or other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating the terms of potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	being potentially exposed to unknown or contingent liabilities of banks and businesses we acquire;

•	being required to expend time and expense to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key team members and customers as a result of an acquisition that is poorly received and

•	incurring significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.
Additionally, in evaluating potential acquisition opportunities, we may seek to acquire failed banks through FDIC-assisted acquisitions. While the FDIC may, in such acquisitions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses and providing indemnification against certain liabilities, of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institutions.
Depending on the condition of any institutions or assets that are acquired, any acquisition may, at least in the near term, materially adversely affect our capital and earnings and, if not successfully integrated following the acquisition, may continue to have such effects. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on levels of reported net income, return on equity and return on assets and the ability to achieve our business strategy and maintain market value.
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
We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises and other businesses. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	the quantity and complexity of previously consummated acquisitions;

•	the managerial resources of the applicant and the bank(s) involved;

•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act;

•	the effectiveness of the applicant in combating money laundering activities and

•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.
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
Our acquisition history should be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. As conditions change, we may prove to be unable to execute our acquisition strategy, which could materially and adversely affect us. The success of future transactions will depend on our ability to successfully identify and consummate transactions with target banking franchises that meet our investment objectives. There are significant risks associated with our ability to identify and successfully consummate these acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe is justified, which could result in our having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.
We will generally establish the pricing of transactions and the capital structure of banking franchises to be acquired by us on the basis of financial projections for such banking franchises. In general, projected operating results will be based on the judgment of our management team. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed, and the projected results may vary significantly from actual results. General economic, political and market conditions can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with our acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect us.
Some institutions we could acquire may have distressed assets, and there can be no assurance that we will be able to realize the value predicted from these assets or that we will make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.
Loan portfolios and other assets acquired in transactions may experience increases in delinquencies and losses in the loan portfolios, or in amounts that exceed initial forecasts developed during the due diligence investigation prior to acquiring those assets. In addition, asset values may be impaired in the future due to factors that cannot currently be predicted, including deterioration in economic conditions and subsequent declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions acquired and of our business as a whole. Further, as a registered bank holding company, if we acquire bank subsidiaries, they may become subject to cross-guaranty liability under applicable banking law. If we do so and any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other subsidiaries. Asset valuations are estimates of value, and there is no certainty that we will be able to sell assets of target institutions at the estimated value, even if it is determined to be in our best interests to do so. The institutions we may target may have substantial amounts of asset classes for which there is currently limited or no marketability.
As a result of an investment or acquisition transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations.
We conduct due diligence investigations of target institutions we intend to acquire. Due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if extensive due diligence is conducted on a target institution with which we may be combined, this diligence may not reveal all material issues that may affect a particular target institution, and factors outside our control, or the control of the target institution, may later arise. If, during the diligence process, we fail to identify issues specific to a target institution or the environment in which the target institution operates, we may be forced to later write down or write off assets, restructure operations or incur impairment or other charges that could result in reporting losses. These charges may also occur if we are not successful in integrating and managing the operations of the target institution with which we combine. In addition, charges of this nature may cause us to violate net-worth or other covenants to which we may be subject as a result of assuming preexisting debt held by a target institution or by virtue of obtaining debt financing.
Resources could be expended in considering or evaluating potential investment or acquisition transactions that are not consummated, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another business.
We anticipate that the investigation of each specific target institution and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific investment or acquisition transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target institution, we may fail to consummate the investment or acquisition transaction for any number of reasons, including those beyond our control. Any such event will result in a loss of the related costs incurred and could result in additional costs or expenses, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another institution and our reported earnings.

If we do not open new branches or do not achieve targeted profitability on new branches, earnings may be reduced.
Our ability to open or acquire branches is subject to regulatory approvals. We cannot predict whether the banking regulators will agree with our growth plans or if or when they will provide the necessary branch approvals. Numerous factors contribute to the performance of a new branch, such as a suitable location, competition, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. The initial cost, including capital asset purchases, for each new branch to open would be in a range of approximately $200 thousand to $250 thousand. Additionally, there can be no assurance that any of these new branches will ever become profitable. During the period of time before a branch can become profitable, operating a branch will negatively impact net income.
To the extent that we are unable to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.
In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic loan growth. While loan growth has been strong, and our loan balances have increased over the last several fiscal years, much of the loan growth came from multi-family and commercial real estate lending. If we are unsuccessful in diversifying our loan originations, or if we do not grow the existing business lines, our results of operations and financial condition could be negatively impacted.
We may not be able to effectively manage our growth.
Our future operating results and financial condition depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

•
continue to implement and improve our operational, credit underwriting and administration, financial, accounting, enterprise risk management and other internal and disclosure controls and procedures and our reporting systems and processes in order to manage a growing number of client relationships;

•	comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;

•	scale our technology and other systems’ platforms;

•	maintain and attract appropriate staffing;

•	operate profitably or raise capital and

•	support our asset growth with adequate deposits, funding and liquidity while maintaining our net interest margin and meeting our customers’ and regulators’ liquidity requirements.
We may not successfully implement improvements to, or integrate, our management information and control systems, credit underwriting and administration, internal and disclosure controls, and procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, if we are unable to manage our current and future expansion in our operations, we may experience compliance, operational and regulatory problems and delays, have to slow our pace of growth or even stop our market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the development of new business activities or the integration process of acquired businesses, the anticipated benefits of any particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected time frames and cost projections, or at all. We also may not be able to preserve the goodwill of an acquired financial institution. Our growth could lead to increases in our legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, interest rate, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design, implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

We are dependent upon maintaining an effective system of internal controls to provide reasonable assurance that transactions and activities are conducted in accordance with established policies and procedures and are captured and reported in the financial statements. Failure to comply with the system of internal controls may result in events or losses which could adversely affect our operations, net income, financial condition, reputation and compliance with laws and regulations.

Our system of internal controls, including internal controls over financial reporting, is an important element of our risk-
management framework. Management regularly reviews and seeks to improve our internal controls, including annual review of key policies and procedures and annual review and testing of key internal controls over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and expectations of employee conduct and can only provide reasonable, not absolute, assurance that the objectives of the internal control structure are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our operations, net income, financial condition, reputation and compliance with laws and regulations.
We may not be able to meet the cash flow requirements of our loan funding obligations, deposit withdrawals, or other business needs and fund our asset growth unless we maintain sufficient liquidity.
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 39.8% of total deposits at December 31, 2017. Our gross loan to deposit ratio was 128.1% at December 31, 2017, and our loan to deposit ratio excluding the mortgage warehouse portfolio funded by short-term FHLB borrowings was 101.7% at December 31, 2017. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
The amount of funds loaned to us is generally dependent on the value of the eligible collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, if further disruptions in the capital markets occur. Any change to or termination of our borrowings from the FHLB or correspondent banks could have an adverse effect on our profitability and financial condition, including liquidity.
We may not be able to develop and retain a strong core deposit base and other low-cost, stable funding sources.
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 28.0% of our deposit base as of December 31, 2017, was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2017, $1.5 billion, or 76.3%, of our total time deposits, are scheduled to mature through December 31, 2018. We are working to transition certain of our customers to lower- cost traditional bank deposits as higher-cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s non-interest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.
Separately, the Amended Agreement with Flagship provides that we will sell deposits related to the BankMobile business segment divested by us and acquired by Flagship to Flagship for $10 million. The BankMobile-related deposit balances fluctuate throughout the year, and the amount of deposits sold will depend on the timing of the divestiture. Deposit balances associated with the BankMobile business segment can vary over the course of the year, from a seasonal low of approximately $400 million in June and July when student enrollment is lower to a high of as much as $900 million in September or January when student enrollment is high and individual account balances are generally at their peak. The sale of the BankMobile-related deposit balances will be offset in part by the transfer of interest-bearing investment securities and/or loans with the deposits, reducing our interest-earning assets and thereby reducing any adverse effects of the BankMobile divestiture on our capital ratios and liquidity position that may result from the BankMobile divestiture.

Our “high-touch” personalized service banking model may be replicated by competitors.

We expect to drive organic growth by employing our Concierge Banking® and single-point-of-contact strategies, which provide specific relationship managers or private bankers for all customers. Many of our competitors provide similar services, and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.

Competitors’ technology-driven products and services and improvements to such products and services may adversely affect our ability to generate core deposits through mobile banking.

Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture and mobile banking. These technological advances, such as BankMobile, are intended to allow us to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.

We may suffer losses due to minority investments in other financial institutions or related companies.

From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. We recorded additional impairment losses totaling $12.9 million during 2017 for the decline in fair value from December 31, 2016, through September 30, 2017. The fair value of the Religare equity securities at September 30, 2017, of $2.3 million became the new cost basis of the securities. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million, which resulted in an unrealized gain of $1.0 million recognized in accumulated other comprehensive income with no adjustment for deferred taxes as we currently do not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment. To the extent we are unable to exit the Religare investment as planned and pursuant to the terms contemplated, future declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.

We are required to hold capital for United States bank regulatory purposes to support our investment in Religare securities.

Under the U.S. capital adequacy rules, which became effective as of January 1, 2015, we have to hold risk-based capital based on the amount of Religare common stock we own. Based upon the implementation of the final U.S. capital adequacy rules, these investments are currently subject to risk weighting of 100% of the amount of the investment; however, to the extent future aggregated carrying value of certain equity exposures exceeds 10% of our then total capital, risk weightings of 300% may apply. Any capital that is required to be used to support our Religare investment will not be available to support our United States operations or Customers Bank, if needed.

Risks Relating to the Regulation of Our Industry

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate.

As a bank holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, just as they limit those of other banking organizations. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. Many of these regulations are intended to protect depositors, customers, the public, the banking system as a whole, or the FDIC insurance funds, not stockholders. Regulatory requirements and discretion affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general, including Customers Bank in particular, at a competitive disadvantage compared to their non-banking competitors. We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identities, business and personal financial information, employment and other matters. We require our team members to agree to keep all such information confidential, and we monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations on us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) may result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business. Evolving regulations and guidance concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.
In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad direction in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other assets of our business differs from our assessment, we may be required to take additional charges or undertake or refrain from undertaking actions that would have the effect of materially reducing our earnings, capital ratios and share price.
We operate in a highly regulated environment, and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.
We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund (the “DIF”) and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the Bancorp, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third-party vendors as part of our business and have other ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulation requires us to perform enhanced due diligence, perform ongoing monitoring and control our-third party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our-third party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations, and our failure to comply with such laws and regulations or to adequately address any matters identified during our examinations could materially and adversely affect us.

Federal banking agencies regularly conduct comprehensive examinations of our business, including our compliance with applicable laws, regulations and policies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, organic and acquisition growth and profitability of our business. Our regulators have extensive discretion in their supervisory and enforcement activities and may impose a variety of remedial actions, conditions or limitations on our business operations if, as a result of an examination, they determined that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or policy. Examples of those actions, conditions or limitations include enjoining “unsafe or unsound” practices, requiring affirmative actions to correct any conditions resulting from any asserted violation of law, issuing administrative orders that can be judicially enforced, directing increases in our capital, assessing civil monetary penalties against our officers or directors, removing officers and directors and, if a conclusion was reached that the offending conditions cannot be corrected, or there is an imminent risk of loss to depositors, terminating our deposit insurance. Other actions, formal or informal, that may be imposed could restrict our growth, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities or merge with or purchase other financial institutions. The timing of these examinations, including the timing of the resolution of any issues identified by our regulators in the examinations and the final determination by them with respect to the imposition of any remedial actions, conditions or limitations on our business operations, is generally not within our control. We also could suffer reputational harm in the event of any perceived or actual noncompliance with certain laws and regulations. If we become subject to such regulatory actions, we could be materially and adversely affected.

Other litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the latest financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements. We may, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows, depending on, among other factors, the level of our earnings for that period and could have a material adverse effect on our business, financial condition or results of operations.
The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.
The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including reducing our profitability or limiting our ability to pursue certain business opportunities.
The Federal Reserve may require us to commit capital resources to support our subsidiary bank.
As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, we could be required to provide financial assistance to Customers Bank or any other subsidiary banks we may own in the future should they experience financial distress.
A capital injection may be required at times when we do not have the resources to provide it, and therefore, we may be required to borrow the funds or raise additional equity capital from third parties. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its indebtedness. Any financing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may not be available on attractive terms, or at all, which likely would have a material adverse effect on us.
The long-term impact of the new regulatory capital standards and the capital rules on U.S. banks is uncertain.
In September 2010, the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III narrowed the definition of capital, introduced requirements for minimum Tier 1 common capital, increased requirements for minimum Tier 1 capital and total risk-based capital, and changed risk-weighting methodologies. Basel III is being phased in over time until fully phased in by January 1, 2019.

In July 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which became effective on January 1, 2015, for community banks, increased the required amount of regulatory capital that we must hold, and failure to comply with the capital rules will lead to limitations on the dividend payments to us by Customers Bank and other elective distributions.
In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III regulatory framework (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced-approaches institutions and not to us. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as we, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards for us.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (the “OFAC”). If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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

We participate in various U.S. Government agency guarantee programs, including programs operated by the Small Business Administration. We are responsible for following all applicable U.S. Government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk to which we would not otherwise have been exposed or underwritten as part of our origination process for U.S. Government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. Government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, financial condition or results of operations.

In connection with our acquisition of the Disbursement business, we are subject to further substantial federal and state governmental regulation related to the Disbursement business that could change and thus force us to make modifications to the Disbursement business. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on the Disbursement business may increase costs, which could materially and adversely affect our business, financial condition and/or operating results.

As a third-party servicer under the Title IV regulations, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients require us to comply with applicable laws and regulations, including:
Title IV of the Higher Education Act of 1965, or Title IV;

•	the Family Educational Rights and Privacy Act of 1975 ("FERPA");

•	the USA PATRIOT Act and related anti-money laundering requirements and

•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of Gramm-Leach-Bliley Act of 1999 ("GLBA").

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer to submit annually a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we must submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education (“ED”), which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED’s regulations, a third-party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer.

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

On May 18, 2015, ED published its Notice of Proposed Rulemaking ("NPRM") on program integrity and improvement issues. Final rules relating to Title IV cash management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third-party servicers like we to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student account holders and (iii) requirements related to ATM access for student account holders that became effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the Disbursement business and, in turn, our business.

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

We are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States.  Years that remain open for potential review by (i) the Internal Revenue Service are 2014 through 2016 and (ii) state taxing authorities are 2012 through 2016.  The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.
Our financial results may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act was signed into law. The Act, among other things, reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018. Because the applicable accounting guidance requires us to remeasure our deferred tax assets and liabilities through income tax expense using the enacted rate at which we expect the items to be recovered or settled during the period in which the new law was enacted, we recorded an adjustment of $5.5 million in fourth quarter 2017 that increased income tax expense.

Also on December 22, 2017, the SEC released Staff Accounting Bulletin No. 118 to address any uncertainty or diversity in practice in accounting for the income tax effects of the Act in situations in which management does not have the necessary information available, prepared or analyzed in reasonable detail to complete the required accounting during the period of enactment. SAB 118 allows for a measurement period not to extend beyond one year of the Act's enactment date to complete the necessary accounting.

We are currently analyzing the income tax effects of all of the provisions included in the Act and will record adjustments to income tax expense during the period in which the information becomes available, but not to extend beyond December 22, 2018. To the extent further write-downs are required on our net deferred tax asset, our financial condition and results of operations could be materially and adversely affected.

We are subject to heightened regulatory requirements because we previously exceeded $10 billion in assets.

At June 30, 2017, and September 30, 2017, our total assets were $10.9 billion and $10.5 billion, respectively. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are also supervised by the Consumer Financial Protection Bureau with respect to various federal consumer financial protection laws and regulations.

Currently, we are subject to regulations adopted by the CFPB and the Federal Reserve, and both the Federal Reserve and the CFPB are responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. Since the CFPB is a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before we are required to do so. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

Risks Relating to Our Securities
Risks Relating to Our Voting Common Stock
The trading volume in our common stock may generally be less than that of other larger financial services companies.
Although the shares of our common stock are listed on the New York Stock Exchange, the trading volume in our common stock may generally be less than that of many other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence will be dependent upon the individual decisions of investors, over which we have no control. Illiquidity of the stock market, or in the trading of our common stock on the New York Stock Exchange, could have a material adverse effect on the value of your shares, particularly if significant sales of our common stock, or the expectation of significant sales, were to occur.
We do not expect to pay cash dividends on our common stock in the foreseeable future, and our ability to pay dividends is subject to regulatory limitations.
We have not historically declared nor paid cash dividends on our common stock, and we do not expect to do so in the near future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the ability to service any equity or debt obligations senior to the common stock, our planned growth in assets and other factors deemed relevant by the board of directors. We must be current in the payment of dividends to holders of our Series C, Series D, Series E and Series F Preferred Stock before any dividends can be paid on our common stock.
In addition, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash and in-kind dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which, depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. See “Market Price of Common Stock and Dividends – Dividends on Common Stock” below for further detail regarding restrictions on our ability to pay dividends.
We may issue additional shares of our common stock in the future which could adversely affect the value or voting power of our outstanding common stock.
Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our common stock could also significantly dilute the voting power of the common stock.

We have also made grants of restricted stock units and stock options with respect to shares of our common stock to our directors and certain team members. We may also issue further equity-based awards in the future. As such shares are issued upon vesting and as such options may be exercised and the underlying shares are or become freely tradeable, the value or voting power of our common stock may be adversely affected, and our ability to sell more equity or equity-related securities could also be adversely affected.
Except for 35,187 warrants held by certain investors at December 31, 2017, we are not required to issue any additional equity securities to existing holders of our common stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of common stock, and such issuances or the perception of such issuances may reduce the market price of our common stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.
Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing holders of common stock and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before holders of our common stock. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, cash flows and results of operations.
Provisions in our articles of incorporation and bylaws may inhibit a takeover of us, which could discourage transactions that would otherwise be in the best interests of our shareholders and could entrench management.
Provisions of our articles of incorporation and bylaws and applicable provisions of Pennsylvania law and the federal Change in Bank Control Act may delay, inhibit or prevent someone from gaining control of our business through a tender offer, business combination, proxy contest or some other method even though some of our shareholders might believe a change in control is desirable. They might also increase the costs of completing a transaction in which we acquire another financial services business, merge with another financial institution or sell our business to another financial institution. These increased costs could reduce the value of the shares held by our shareholders upon completion of these types of transactions.
Shareholders may be deemed to be acting in concert or otherwise in control of us and our bank subsidiaries, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.
We are a bank holding company regulated by the Federal Reserve. Any entity (including a “group” composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, (i) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of a class of our outstanding shares of voting stock and (ii) any person other than a bank holding company may be required to obtain prior regulatory approval under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding shares of voting stock. Any shareholder that is deemed to “control” the company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.
Our common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company. Each shareholder obtaining control that is a “company” would be required to register as a bank holding company. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders each own stock in a bank and are also management officials, controlling shareholders, partners or trustees of another company or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.
The FDIC’s policy statement imposing restrictions and criteria on private investors in failed bank acquisitions will apply to us and our investors.
In August 2009, the FDIC issued a policy statement imposing restrictions and criteria on private investors in failed bank acquisitions. The policy statement is broad in scope and both complex and potentially ambiguous in its application. In most cases, it would apply to an investor with more than 5% of the total voting power of an acquired depository institution or its holding company; but in certain circumstances, it could apply to investors holding fewer voting shares. The policy statement will be applied to us if we make additional failed bank acquisitions from the FDIC or if the FDIC changes its interpretation of the policy statement or determines at some future date that it should be applied because of our circumstances.
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

Under the policy statement, the FDIC also could prohibit investment through ownership structures involving multiple investment vehicles that are owned or controlled by the same parent company. Investors that directly or indirectly hold 10% or more of the equity of a bank or savings association in receivership also would not be eligible to bid to become investors in the deposit liabilities of that failed institution. In addition, an investor using ownership structures with entities that are domiciled in bank-secrecy jurisdictions would not be eligible to own a direct or indirect interest in an insured depository institution unless the investor’s parent company is subject to comprehensive consolidated supervision as recognized by the Federal Reserve, and the investor enters into certain agreements with the U.S. bank regulators regarding access to information, maintenance of records and compliance with U.S. banking laws and regulations. If the policy statement applies, we (including any failed bank we acquire) could be required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors. Bank subsidiaries also may be prohibited from extending any new credit to investors that own at least 10% of our equity.

Risks Relating to Our Fixed-to-Floating-Rate Non-Cumulative Perpetual Preferred Stock, Series C, Series D, Series E and Series F

The shares of our Series C, Series D, Series E and Series F Preferred Stock are equity securities and are subordinate to our existing and future indebtedness.

The shares of Series C, Series D, Series E and Series F Preferred Stock are equity interests in Customers Bancorp and do not constitute indebtedness of Customers Bancorp or any of our subsidiaries and rank junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient funds to pay amounts due on any or all of the Series C, Series D, Series E and Series F Preferred Stock then outstanding.

We may not pay dividends on the shares of Series C, Series D, Series E and Series F Preferred Stock.

Dividends on the shares of Series C, Series D, Series E and Series F Preferred Stock are payable only if declared by our board of directors or a duly authorized committee of the board. As a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which, depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval.

Dividends on the shares of Series C, Series D, Series E and Series F Preferred Stock are non-cumulative.

Dividends on the shares of Series C, Series D, Series E and Series F Preferred Stock are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board. Consequently, if our board of directors or a duly authorized committee of the board does not authorize and declare a dividend for any dividend period, holders of the Series C, Series D, Series E and Series F Preferred Stock will not be entitled to receive any such dividend, and such unpaid dividend will cease to accrue or be payable. If we do not declare and pay dividends on the Series C, Series D, Series E and Series F Preferred Stock, the market prices of the shares of Series C, Series D, Series E and Series F Preferred Stock may decline.

Our ability to pay dividends on the shares of Series C, Series D, Series E and Series F Preferred Stock is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.

Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments or other permitted distributions to us, and sufficient cash is not otherwise available, we may not be able to make dividend payments on the Series C, Series D, Series E and Series F Preferred Stock. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of Series C, Series D, Series E and Series F Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of the Series C, Series D, Series E and Series F Preferred Stock are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.

Holders of Series C, Series D, Series E and Series F Preferred Stock should not expect us to redeem their shares when they first become redeemable at our option or on any particular date thereafter, and our ability to redeem the shares will be subject to the prior approval of the Federal Reserve.

Our Series C, Series D, Series E and Series F Preferred Stock are perpetual equity securities, meaning that they have no maturity date or mandatory redemption date, and the shares are not redeemable at the option of the holders thereof. Any determination we make at any time to propose a redemption of the Series C, Series D, Series E and Series F Preferred Stock will depend upon a number of factors, including our evaluation of our capital position, the composition of our shareholders’ equity and general market conditions at that time. In addition, our right to redeem the Series C, Series D, Series E and Series F Preferred Stock is subject to any limitations established by the Federal Reserve. Under the Federal Reserve’s risk-based capital guidelines applicable to bank holding companies, any redemption of the Series C, Series D, Series E and Series F Preferred Stock is subject to prior approval of the Federal Reserve. There can be no assurance that the Federal Reserve will approve any such redemption.

We may be able to redeem the Series C, Series D, Series E and Series F Preferred Stock before their initial redemption dates upon a “regulatory capital treatment event.”

We may be able to redeem the Series C, Series D, Series E and Series F Preferred Stock before their respective initial redemption dates, in whole but not in part, upon the occurrence of certain events involving the capital treatment of the Series C, Series D, Series E and Series F Preferred Stock, as applicable. In particular, upon our determination in good faith that an event has occurred that would constitute a “regulatory capital treatment event,” with respect to a particular series of the preferred stock, we may redeem that particular series of securities in whole, but not in part, upon the prior approval of the Federal Reserve.

Holders of Series C, Series D, Series E and Series F Preferred stock have limited voting rights.

Holders of Series C, Series D, Series E and Series F Preferred Stock have no voting rights with respect to matters that generally require the approval of voting shareholders. However, holders of Series C, Series D, Series E and Series F Preferred Stock will have the right to vote in the event of non-payments of dividends under certain circumstances, with respect to authorizing classes or series of preferred stock senior to the Series C, Series D, Series E and Series F Preferred Stock, as applicable, and with respect to certain fundamental changes in the terms of the Series C, Series D, Series E and Series F Preferred Stock, as applicable, or as otherwise required by law.

General market conditions and unpredictable factors could adversely affect market prices for the Series C, Series D, Series E and Series F Preferred Stock.

There can be no assurance regarding the market prices for the Series C, Series D, Series E and Series F Preferred Stock. A variety of factors, many of which are beyond our control, could influence the market prices, including:

•	whether we declare or fail to declare dividends on the series of preferred stock from time to time;

•	our operating performance, financial condition and prospects or the operating performance, financial condition and prospects of our competitors;

•	real or anticipated changes in the credit ratings (if any) assigned to the Series C, Series D, Series E and Series F Preferred Stock or our other securities;

our creditworthiness;

•	changes in interest rates and expectations regarding changes in rates;

•	our issuance of additional preferred equity;

•	the market for similar securities;

•	developments in the securities, credit and housing markets, and developments with respect to financial institutions generally and

•	economic, financial, corporate, securities market, geopolitical, regulatory or judicial events that affect us, the banking industry or the financial markets generally.

The Series C, Series D, Series E and Series F Preferred Stock may not have an active trading market.

Although the shares of Series C, Series D, Series E and Series F Preferred Stock are listed on the New York Stock Exchange, an active trading market may not be established or maintained for the shares, and transaction costs could be high. As a result, the difference between bid and ask prices in any secondary market could be substantial.

The Series C, Series D, Series E and Series F Preferred Stock may be junior or equal in rights and preferences to preferred stock we may issue in the future.

Our Series C, Series D, Series E and Series F Preferred Stock rank equally. Although we do not currently have outstanding preferred stock that ranks senior to the Series C, Series D, Series E and Series F Preferred Stock, the Series C, Series D, Series E and Series F Preferred Stock may rank junior to other preferred stock we may issue in the future that by its terms is expressly senior in rights and preferences to the Series C, Series D, Series E and Series F Preferred Stock, although the affirmative vote or consent of the holders of at least two-thirds of all outstanding shares of the affected class of preferred stock is required to issue any shares of stock ranking senior in rights and preferences to such class. Any preferred stock that ranks senior to the Series C, Series D, Series E and Series F Preferred Stock in the future would have priority in payment of dividends and the making of distributions in the event of any liquidation, dissolution or winding up of Customers Bancorp. Additional issuances by us of preferred stock ranking equally with Series C, Series D, Series E and Series F Preferred Stock do not generally require the approval of holders of the Series C, Series D, Series E and Series F Preferred Stock.

Risks Relating to Our Debt Securities

Our 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes contain limited covenants.

The terms of our 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes could be adversely affected. In addition, the terms of our 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.

Our ability to make interest and principal payments on the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.

Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may not be able to make interest and principal payments on the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes to benefit indirectly from such distribution will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.

We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes.

Our ability to make payments on and to refinance our indebtedness, including the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes will depend on our financial and operating performance, including dividends payable to us from Customers Bank, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources and dividends from Customers Bank are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations or seek to restructure our indebtedness, including the notes. We may not be able to consummate these transactions, and these proceeds may not be adequate to meet our debt service obligations then due.

The 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes are our unsecured obligations. The 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes will rank equal in right of payment with all of our secured and unsecured senior indebtedness and will rank senior in right of payment to all of our subordinated indebtedness. Although the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes are “senior notes,” they will be effectively subordinate to all liabilities of our subsidiaries, including secured indebtedness.

The 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes may not have an active trading market.

Although the 6.375% Senior Notes are listed on the New York Stock Exchange, an active trading market may not be established or maintained for those notes, and transaction costs could be high. The 4.625% Senior Notes and 3.95% Senior Notes are not listed on any securities exchange, and there is no active trading market for these notes. In addition to the other factors described below, the lack of a trading market for the 4.625% Senior Notes and 3.95% Senior Notes may adversely affect the holder’s ability to sell the notes and the prices at which the notes may be sold.

The prices realizable from sales of the 6.375% Senior Notes, 4.625% Senior Notes and 3.95% Senior Notes in any secondary market also will be affected by the supply and demand of the notes, the interest rate, the ranking and a number of other factors, including:

•	yields on U.S. Treasury obligations and expectations about future interest rates;

•	actual or anticipated changes in our financial condition or results, including our levels of indebtedness;

•	general economic conditions and expectations regarding the effects of national policies;

•	investors’ views of securities issued by both holding companies and similar financial service firms and

•	the market for similar securities.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The table below summarizes all of Customers' locations. It includes our leased branch, limited purpose and administrative office properties, by county and state, as of December 31, 2017.

Bank Branches
County	State	Leased
Berks (1)	PA	4
Bucks	PA	3
Chester (2)	PA	2
Delaware	PA	2
Westchester	NY	1
Mercer	NJ	1
		13

Limited Purpose and Administrative Offices
County	State	Leased
Berks (3)	PA	3
Bucks (6)	PA	1
Chester (2)	PA	2
Delaware (7)	PA	2
Lancaster (14)	PA	1
Philadelphia (8)	PA	1
Fairfax (9)	VA	1
Mercer (4)	NJ	1
Morris (14)	NJ	1
New Haven (16)	CT	1
New York (10)	NY	3
Westchester (5)	NY	2
Suffolk (13)	NY	1
Providence (11)	RI	1
Rockingham (15)	NH	1
Suffolk (12)	MA	1
Fayette (17)	GA	1
Bergen (18)	NJ	1
Cook (19)	IL	1
Los Angeles (20)	CA	1
		27

(1)	Includes the full service branch at 1001 Penn Avenue, Wyomissing, PA as well as three branches acquired through the Berkshire Bancorp, Inc. acquisition. The lease expirations range from 2020 to 2021.

(2)
Includes the corporate headquarters of Customers Bank and a full service branch located in a freestanding building at 99 Bridge St., Phoenixville, PA 19460, wherein we lease approximately 31,054 square feet on 4 floors. The lease on this location expires in 2023. Also includes the lease of 5,523 square feet of property at 513 Kimberton Road in Phoenixville, PA where we maintain a full service commercial bank branch and corporate offices. The lease on this location expires in 2019. This excludes a branch located at 215 Lancaster Avenue in Malvern, PA that was closed in October 2017 with an existing lease which expires in 2019.

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

(4)	Includes 7,327 square feet of leased space in Hamilton, NJ from which we conduct our mortgage warehouse activities. The lease on this location expires in 2019.

(5)	Represents administrative offices for Customers personnel. The leases at these locations expire in 2019 and 2022.

(6)	Represents administrative offices for Customers personnel. The lease on this location expires in 2025.

(7)	Includes an administrative office for Customers personnel with a lease expiring in 2018. Also, includes a leased administrative office for BankMobile personnel with a lease expiring in 2022.

(8)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2023.

(9)	Represents limited purpose office. The space is currently sublet to a third party. The lease on this location expires in 2019.

(10)
Represents limited purpose offices. One location is currently sublet to a third party (expires in 2020). Our new location, utilized for Customers personnel, expires in 2027. Also includes one administrative office for Customers personnel under a month-to-month lease.

(11)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2021.

(12)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2019.

(13)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2025.

(14)	Represents administrative office for Customers personnel. The lease on this location expires in 2018.

(15)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2018.

(16)	Includes facilities utilized by BankMobile for the acquired Disbursement business. The lease on this location expires in 2022.

(17)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2018.

(18)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2018.

(19)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2019.

(20)	Represents limited purpose office for Customers personnel. The lease on this location expires in 2018.

The Bank branch locations, which range in size from approximately 1,500 to 6,100 square feet, have leases on these locations which expire between 2018 and 2025.

The total minimum net cash lease payments for our current branches, administrative offices and mortgage warehouse lending locations amount to approximately $458,000 per month.

Item 3.        Legal Proceedings

Edelman Matter

On April 13, 2017, a class action complaint captioned Shaya Edelman, individually, and on behalf of all others similarly situated v. Higher One Holdings, Inc., WEX Bank, Inc., and Customers Bancorp, Inc., Case 2:17-cv-01700-RBS, was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff generally alleges, among other things, violations of state consumer protection statutes and federal public policy promulgated in the Higher Education Act, Department of Education Regulations, the Electronic Funds Transfer Act, Regulation E and various common law violations through the offering and use of the Higher One checking account and debit card. Customers Bank, Higher One Holdings, Inc. and Wex Bank, Inc. filed a motion to compel arbitration and stay proceedings. The Court has not yet ruled on the motion. Customers is currently assessing Ms. Edelman’s claims, and is unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss at this time.

Halbreiner Matter

On December 16, 2016, Elizabeth Halbreiner and Robert Halbreiner (“Plaintiffs”) filed a Second Amended Complaint captioned Elizabeth Halbreiner and Robert Halbreiner, v. Customers Bank, Robert B.White, Richard A. Ehst, Thomas Jastrem,

Timothy D. Romig, Andrew Bowman, Michael Fuoco, Saldutti Law Group f/k/a Saldutti, LLC a/k/a Saldutti Law, LLC, Robert L. Saldutti, LLC, Robert L. Saldutti, Esquire, Brian J. Schaffer, Esquire, Robert Lieber, Jr., Esquire, Jay Sidhu, James Zardecki, Zardecki Associates LLC, No. 01419 in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, Trial Division. In this Second Amended Complaint, the Plaintiffs generally allege that Customers Bank, and the other named defendants, conspired to misuse the legal system for improper purposes and it also alleges defamation, false light, tortious interference with contractual relations, infliction of emotional distress, negligent infliction of emotional distress and loss of consortium. On January 6, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of the Plaintiff’s claims against Customers Bank and the employees of Customers Bank named as co-defendants. On April 6, 2017, the Court dismissed certain counts and determined to allow certain other counts to proceed. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Lifestyle Healthcare Group, Inc. Matter

On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Trading as Lifestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, which is related to the Halbreiner Matter described above, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145. On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank has filed Preliminary Objections to the Second Amended Complaint seeking dismissal of Plaintiff's claim against Customers Bank and Robert White, named as co-defendants. The Court has dismissed certain counts and determined to allow certain other counts to proceed. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Item 4.        Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “CUBI.”

Market Price of Common Stock

The table below presents the high and low closing sale prices of the common stock of Customers Bancorp as reported on the New York Stock Exchange for each of the four quarters of 2017 and 2016.

	High	Low
2018
First quarter (through February 16, 2018)	$31.29	$26.65

2017
Fourth quarter	$33.16	$25.06
Third quarter	32.62	27.04
Second quarter	31.59	27.37
First quarter	36.21	30.23

2016
Fourth quarter	$36.68	$24.49
Third quarter	26.24	23.99
Second quarter	27.27	22.34
First quarter	26.50	21.78

As of February 16, 2018, there were approximately 423 registered shareholders of Customers Bancorp's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividends on Common Stock
Customers Bancorp historically has not paid any cash dividends on its shares of common stock. Customers Bancorp does not expect to do so in the foreseeable future.
Any future determination relating to dividend policy will be made at the discretion of Customers Bancorp’s board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to our common stock, including obligations to pay dividends to the holders of Customers Bancorp's issued and outstanding shares of preferred stock and other factors deemed relevant by the board of directors.
In addition, as a bank holding company, Customers Bancorp is subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which, depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that bank subsidiaries can pay to their parent holding company without regulatory approval. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels, and limits exist on paying dividends in excess of net income for specified periods.

Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid will be limited to the extent the Bank's capital ratios do not exceed the minimum required levels plus 250 basis points, as these requirements are phased in through January 1, 2019. See "Item 1, Business - Federal Banking Laws" for more information relating to restrictions on the Bank's ability to pay dividends to the Bancorp and the Bancorp's payment of dividends.

Issuer Purchases of Equity Securities

On November 26, 2013, the Bancorp’s board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There were no common stock repurchases during 2017.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2017, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Number of Securities
	Number of Securities		Remaining
	to be Issued upon		Available for Future
	Exercise of	Weighted-Average	Issuance Under Equity
	Outstanding Options,	Exercise Price of	Compensation Plans
	Warrants, and	Outstanding Options	(Excluding Securities Reflected
Plan Category	Rights (#)	($) (2)	in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	3,308,730	$21.52	1,621,444 (3)

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A

(1) Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Stock Option Plan, the Bonus Recognition and Retention Program ("BRRP") and Customers Bancorp, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.

(2) Does not include restricted stock units and stock awards for which, by definition, there exists no exercise price.

(3) Does not include securities available for future issuance under the BRRP as there is no specific number of shares reserved under this plan. By its terms, the plan links the award of restricted stock units to the annual performance awards identified with the participants in the BRRP.

Common Stock Performance Graph

The following graph compares the performance of our common stock over the period from December 31, 2012, to December 31, 2017, to that of the total return index for the SNL Mid-Atlantic Bank Index, SNL U.S. Bank NASDAQ Index and SNL U.S. Bank NYSE Index, assuming an investment of $100 on December 31, 2012. The SNL U.S. Bank NYSE Index was added to the performance graph because the Bancorp changed the listing of its common stock to the NYSE from NASDAQ in December 2014. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

The graph below is furnished under this Part II, Item 5. of this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Total Return Performance

Item 6.        Selected Financial Data
Customers Bancorp, Inc. and Subsidiaries
The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet and income statement data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, from its audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K. Certain amounts reported below have been reclassified to conform to the 2017 presentation, including the presentation of BankMobile as continuing operations.

	2017	2016	2015	2014	2013
(dollars in thousands, except per share information)
For the Years Ended December 31,
Interest income	$372,850	$322,539	$249,850	$190,427	$128,156
Interest expense	105,507	73,042	53,560	38,504	24,301
Net interest income	267,343	249,497	196,290	151,923	103,855
Provision for loan losses	6,768	3,041	20,566	14,747	2,236
Total non-interest income	78,910	56,370	27,717	25,126	22,703
Total non-interest expense	215,606	178,231	114,946	98,914	74,024
Income before income tax expense	123,879	124,595	88,495	63,388	50,298
Income tax expense	45,042	45,893	29,912	20,174	17,604
Net income	78,837	78,702	58,583	43,214	32,694
Preferred stock dividends	14,459	9,515	2,493	—	—
Net income attributable to common shareholders	$64,378	$69,187	$56,090	$43,214	$32,694
Earnings per common share:
Basic earnings per common share	$2.10	$2.51	$2.09	$1.62	$1.34
Diluted earnings per common share	$1.97	$2.31	$1.96	$1.55	$1.30
At Period End
Total assets	$9,839,555	$9,382,736	$8,398,205	$6,821,500	$4,150,493
Cash and cash equivalents	146,323	264,709	264,593	371,023	233,068
Investment securities	471,371	493,474	560,253	416,685	497,573
Loans held for sale (1)	1,939,485	2,117,510	1,797,064	1,435,459	747,593
Loans receivable	6,768,258	6,154,637	5,453,479	4,312,173	2,465,078
Allowance for loan losses	38,015	37,315	35,647	30,932	23,998
FDIC loss sharing receivable (2)	—	—	—	2,320	10,046
Deposits	6,800,142	7,303,775	5,909,501	4,532,538	2,959,922
Borrowings (3)	2,062,237	1,147,706	1,890,442	1,812,380	782,070
Shareholders’ equity	920,964	855,872	553,902	443,145	386,623
Tangible common equity (4)	687,198	620,780	494,682	439,481	382,947
Selected Ratios and Share Data
Return on average assets	0.77%	0.86%	0.81%	0.78%	0.95%
Return on average common equity	9.38%	12.41%	11.82%	10.39%	9.49%
Common book value per share	$22.42	$21.08	$18.52	$16.57	$14.51
Tangible book value per common share (4)	$21.90	$20.49	$18.39	$16.43	$14.37
Common shares outstanding	31,382,503	30,289,917	26,901,801	26,745,529	26,646,566
Net interest margin, tax equivalent (4)	2.73%	2.84%	2.81%	2.86%	3.13%
Equity to assets	9.36%	9.12%	6.60%	6.50%	9.32%

Tangible common equity to tangible assets (4)	7.00%	6.63%	5.89%	6.45%	9.23%
Tier 1 leverage ratio – Customers Bank	10.09%	9.23%	7.30%	7.39%	10.81%
Tier 1 leverage ratio – Customers Bancorp	8.94%	9.07%	7.16%	6.69%	10.11%
Tier 1 risk-based capital ratio – Customers Bank	13.08%	11.63%	8.62%	9.27%	13.33%
Tier 1 risk-based capital ratio – Customers Bancorp	11.58%	11.41%	8.46%	8.39%	12.44%
Total risk-based capital ratio – Customers Bank	14.96%	13.61%	10.85%	11.98%	14.11%
Total risk-based capital ratio – Customers Bancorp	13.05%	13.05%	10.62%	11.09%	13.21%
Asset Quality
Non-performing loans	$26,415	$17,792	$10,771	$11,733	$19,163
Non-performing loans to total loans receivable	0.39%	0.29%	0.20%	0.27%	0.78%
Non-performing loans to total loans	0.30%	0.22%	0.15%	0.20%	0.60%
Other real estate owned	$1,726	$3,108	$5,057	$15,371	$12,265
Non-performing assets	28,141	20,900	15,828	27,104	31,428
Non-performing assets to total assets	0.29%	0.22%	0.19%	0.40%	0.76%
Allowance for loan losses to total loans receivable	0.56%	0.61%	0.65%	0.72%	0.97%
Allowance for loan losses to non-performing loans	143.91%	209.73%	330.95%	263.63%	125.23%
Net charge-offs	$6,068	$1,662	$11,979	$3,124	$6,894
Net charge-offs to average total loans receivable	0.09%	0.03%	0.26%	0.09%	0.37%

(1)	In 2017, 2016, 2015 and 2014, loans held for sale included $1,793,408, $2,116,815, $1,754,950 and $1,332,019 of mortgage warehouse loans at fair value, respectively.

(2)	The FDIC loss sharing receivable, net of the clawback liability, was included in "Accrued interest payable and other liabilities" as of December 31, 2015.
(3)    Borrowings includes FHLB advances, Federal funds purchased, Subordinated debt and other borrowings.

(4)
Customers’ selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent, tangible common equity and tangible book value per common share and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Customers Bancorp calculates tangible common equity by excluding intangible assets from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding. The non-GAAP tax-equivalent basis uses a 35% statutory tax rate to approximate interest income as a taxable asset.

A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2017	2016	2015	2014	2013
(in thousands, except per share data)
Shareholders’ equity	$920,964	$855,872	$553,902	$443,145	$386,623
Less: intangible assets	(16,295)	(17,621)	(3,651)	(3,664)	(3,676)
Less: preferred stock	(217,471)	(217,471)	(55,569)	—	—
Tangible common equity	$687,198	$620,780	$494,682	$439,481	$382,947
Shares outstanding	31,383	30,290	26,902	26,746	26,647
Common book value per share	$22.42	$21.08	$18.52	$16.57	$14.51
Less: effect of excluding intangible assets	(0.52)	(0.59)	(0.13)	(0.14)	(0.14)
Common tangible book value per share	$21.90	$20.49	$18.39	$16.43	$14.37
Total assets	$9,839,555	$9,382,736	$8,398,205	$6,821,500	$4,150,493
Less: intangible assets	(16,295)	(17,621)	(3,651)	(3,664)	(3,676)
Total tangible assets	$9,823,260	$9,365,115	$8,394,554	$6,817,836	$4,146,817

Equity to assets	9.36%	9.12%	6.60%	6.50%	9.32%
Tangible common equity to tangible assets	7.00%	6.63%	5.89%	6.45%	9.23%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with “Business – Executive Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2017. Certain amounts reported in the 2016 and 2015 financial statements have been reclassified to conform to the 2017 presentation.  At December 31, 2016, BankMobile met the criteria to be classified as held for sale and, accordingly, the assets and liabilities of BankMobile were presented as “Assets held for sale," “Non-interest bearing deposits held for sale,” and “Other liabilities held for sale;” and BankMobile’s operating results and associated cash flows were presented as “Discontinued operations.” Beginning in third quarter 2017, the period in which Customers decided to spin-off BankMobile rather than selling directly to a third party, BankMobile's assets, liabilities, operating results and cash flows were no longer reported as held for sale or discontinued operations but instead were reported as held and used. Prior reported assets held for sale, non-interest bearing deposits held for sale and other liabilities held for sale have been reclassified to conform with the December 31, 2017 presentation. Amounts previously reported as discontinued operations have also been reclassified to conform with the year ended December 31, 2017 presentation.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("U.S. GAAP") and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements.  Customers' significant accounting policies are described in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.
Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets and liabilities.  Customers considers these accounting policies to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers' assets and liabilities and results of operations.
The critical accounting policies that are both important to the portrayal of Customers' financial condition and results of operations and require complex, subjective judgments are the accounting policies for the following: Allowance for Loan Losses, Purchased Credit-Impaired ("PCI") Loans, Deferred Income Taxes, Unrealized Gains and Losses on Available-for-Sale Securities and Other-Than-Temporary Impairment Analysis, Fair Values of Financial Instruments, Share-Based Compensation and Goodwill and Other Intangible Assets. These critical accounting policies and material estimates, along with the related disclosures, are reviewed by Customers' Audit Committee of the Board of Directors.
Allowance for Loan Losses
Customers maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated credit losses incurred as of the report date.  Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and other relevant factors. However, these evaluations are inherently subjective as they require significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, peer and industry data, current economic conditions, size and composition of the loan portfolio, existence and level of loan concentrations, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, adequacy of underlying collateral, dependence on collateral, present value of expected future cash flows and other relevant factors.  These factors may be susceptible to significant change.  To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required which may adversely affect Customers' results of operations in the future.
Subsequent to the acquisition of purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. Please see below for additional discussions related to the accounting for purchased credit-impaired loans.

Purchased Credit-Impaired Loans
For certain acquired loans that have experienced a deterioration of credit quality, Customers follows the accounting guidance in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that were acquired in business combinations or asset purchases with evidence of credit deterioration since origination to the date acquired, and for which it is probable that all contractually required payments will not be collected. Evidence of credit- quality deterioration as of purchase dates may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages.
The fair value of loans with evidence of credit deterioration is recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is not included in the carrying amount of acquired loans. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases in the estimated cash flows of the loan will generally result in a provision for loan losses. Subsequent increases in cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at the time of acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.
Purchased credit-impaired loans acquired may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, Customers re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on purchased credit-impaired loans are determined not to be reasonably estimable, no interest is accreted, and the loans are reported as non-accrual loans; however, when the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, interest is accreted, and the loans are reported as performing loans. Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed the estimated losses that were recorded as purchase-accounting adjustments at acquisition date.

Deferred Income Taxes

Customers provides for deferred income taxes using the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Act") was enacted into law. The Act contained several key tax provisions including the reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result, Customers is required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which it expects them to be recovered or settled. In December 2017, the U.S. Securities and Exchange Commission ("SEC") also issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act "(SAB 118"), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in December 2017, and ongoing analysis and interpretation of the other key tax provisions is expected over the next 12 months, Customers considers the deferred tax re-measurements and other items to be provisional in nature. Customers expects to complete its analysis within the measurement periods in accordance with SAB 118. See NOTE 16 - INCOME TAXES to Customers' audited financial statements for additional information.

Unrealized Gains and Losses on Securities Available for Sale and Other-Than-Temporary Impairment Analysis
Customers obtains estimated fair values of debt securities from independent valuation services and brokers.  In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.  Debt securities available for sale consist primarily of mortgage-backed securities issued by U.S. government-sponsored agencies.  Customers uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery.  The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer.
For marketable equity securities, Customers considers the issuer’s financial condition, capital strength and near-term prospects to determine whether an impairment is temporary or other than temporary. Customers also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other than temporary, the entire amount of the impairment as of the balance sheet date is recognized in earnings even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value.
Beginning January 1, 2018, changes in the fair value of marketable equity securities classified as available for sale will be recorded in earnings in the period in which they occur and will no longer be deferred in accumulated other comprehensive income. Amounts previously recorded to accumulated other comprehensive income were reclassified to retained earnings on January 1, 2018.
At December 31, 2017, management evaluated its available-for-sale debt securities for other-than-temporary impairment. The unrealized losses associated with the available-for-sale debt securities were not considered to be other than temporary at December 31, 2017, because the losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. Customers does not intend to sell these securities, and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
During the year ended December 31, 2017, Customers recorded other-than-temporary impairment losses of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016, through September 30, 2017, because Customers no longer has the intent to hold these securities until a recovery in fair value. The fair value of the Religare equity securities at September 30, 2017, of $2.3 million became the new cost basis of the securities. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million, which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes as Customers currently does not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, other than in a forced or liquidation sale as of the measurement date (also referred to as an exit price). Management estimates the fair values of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, the quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Customers estimates fair value using unobservable data. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rates or discount rates and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures.  The most significant uses of fair values include commercial loans to mortgage banking businesses, residential mortgage loans originated with an intent to sell, available-for-sale investment securities, derivative assets and liabilities, impaired loans and foreclosed property and the net assets acquired in business combinations. For additional information, see NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS to Customers' audited financial statements.

Share-Based Compensation
Customers recognizes compensation expense for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. The expense recognized for awards of stock options and restricted stock units is based on the fair value of the awards on the date of grant, with compensation expense recognized over the service period, which is usually the vesting period.  For performance-based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers generally utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price of the option, the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the current risk-free interest rate for the expected life of the option. Customers' estimate of the fair value of a stock option is based on expectations derived from its limited historical experience and may not necessarily equate to market value when fully vested. The fair value of the restricted stock units is generally determined based on the closing market price of Customers' common stock on the date of grant.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as customer and university relationship intangibles and non-compete agreements, are amortized over their estimated useful lives and subject to periodic impairment testing. Goodwill and other intangible assets recognized as part of the Disbursement business acquisition in June 2016 were based on a preliminary allocation of the purchase price. At December 31, 2016, Customers recorded adjustments to the estimated fair values of the net assets acquired, which resulted in a $1.0 million increase in goodwill. For more information regarding the net assets acquired and goodwill recorded upon acquisition of the Disbursement business, see NOTE 2 - ACQUISITION ACTIVITY to Customers' audited financial statements.

Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Customers early adopted Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment during its annual goodwill impairment review in October 2017. The new rules under this guidance provide that the goodwill impairment charge will be the amount by which the reporting unit's carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same one-step impairment test is applied to goodwill at all reporting units. Customers applies a qualitative assessment for its reporting units to determine if the one-step quantitative impairment test is necessary.

Intangible assets subject to amortization are reviewed for impairment under ASC 360, Property, Plant, and Equipment, which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Customers' primary source of funds for making these loans and investments is its deposits and borrowings, on which it pays interest.  Consequently, one of the key measures of Customers' success is the amount of its net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on these interest-bearing liabilities, which is referred to as net interest margin.
There is credit risk inherent in all loans, so Customers maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  Customers maintains this allowance by charging a provision for loan losses against its operating earnings.  Customers has included a detailed discussion of this process, as well as several tables describing its allowance for loan losses, in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 9 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES to Customers' audited financial statements.

BankMobile, a division of Customers Bank, derives a majority of its revenue from interchange and card revenue. In third quarter 2017, Customers decided that the best strategy for its shareholders to realize the value of BankMobile's business was to divest BankMobile through a spin-off of BankMobile to Customers' shareholders to be followed by a merger of Customers' BankMobile Technologies, Inc. ("BMT") subsidiary with Flagship Community Bank ("Flagship"). An Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the “Amended Agreement”) with Flagship to effect the spin-off and merger and Flagship’s related purchase of BankMobile deposits from Customers was executed on November 17, 2017. Per the provisions of the Amended Agreement, the spin-off will be followed by a merger of BMT into Flagship, with Customers' shareholders first receiving shares of BMT as a dividend in the spin-off and then receiving shares of Flagship common stock in the merger of BMT into Flagship in exchange for the shares of BMT they received in the spin-off. Flagship will separately purchase BankMobile deposits directly from Customers for cash. Customers expects the transactions to close in mid-2018.

At December 31, 2016, BankMobile met the criteria to be classified as held for sale and, accordingly, the assets and liabilities of BankMobile were presented as “Assets held for sale,” “Non-interest bearing deposits held for sale” and “Other liabilities held for sale,” and BankMobile’s operating results and associated cash flows were presented as “Discontinued operations.” Beginning in third quarter 2017, the period in which Customers decided to spin-off BankMobile rather than sell it directly to a third party, BankMobile's assets, liabilities, operating results and cash flows were no longer reported as held for sale or discontinued operations but instead were reported as held and used. Prior reported assets held for sale, non-interest bearing deposits held for sale and other liabilities held for sale have been reclassified to conform with the December 31, 2017 presentation. Amounts previously reported as discontinued operations also have been reclassified to conform with the year ended December 31, 2017 presentation. See NOTE 3 - SPIN-OFF AND MERGER to Customers' audited financial statements.
2018 Economic Outlook
Building off the momentum gained in 2017, the U.S. economy is expected to continue its expansion in 2018. This continued economic growth should result in a tighter labor market and accelerated wage growth. U.S. Real Gross Domestic Product is projected in the 2.50% to 2.75% range in 2018, which will be driven, in part, by the anticipated stimulative impact of the recent tax legislation passed by the U.S. Government. Additionally, while inflation remains below the Federal Reserve's target of 2% on a year-over-year basis, it is expected to stabilize around that level over the medium term. With respect to interest rates, the Federal Reserve is expected to continue to raise the overnight rate, increasing it three times by the end of 2018.
While the economic outlook in the U.S. remains optimistic in the short run, keeping the economy on a sustainable path over the longer term will most likely become more challenging. For example, while the recently passed tax legislation will support growth over the near term, it will increase the longer-term fiscal burden of the country. Other potential concerns for the longer- term economic outlook include the flattening of the yield curve and/or the possibility of an inverted yield curve (which may signal a future recession), the risk of economic overheating over the next few years and concerns surrounding the long-term fiscal position of the U.S. (e.g., the federal deficit, rising debt-service costs and increasing entitlement spending as the Baby Boomers retire). Overall, Customers' management is optimistic that 2018 will generally show a continuation of the improving economic environment experienced in 2017, with continued moderate growth in the Bank's market area and improving unemployment or at least remaining at current levels during the year.

Results of Operations

The following discussion of Customers Bancorp’s consolidated results of operations should be read in conjunction with its consolidated financial statements, including the accompanying notes. Also see Critical Accounting Policies in this Management's Discussion and Analysis and NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for information concerning certain significant accounting policies and estimates applied in determining reported results of operations.

For the years ended December 31, 2017 and 2016

Net income available to common shareholders declined $4.8 million, or 7.0%, to $64.4 million for the year ended December 31, 2017, when compared to $69.2 million for the year ended December 31, 2016. The decrease in net income available to common shareholders resulted from increases in non-interest expenses of $37.4 million, preferred stock dividends of $4.9 million and provision for loan losses of $3.7 million, offset in part by increases in non-interest income of $22.5 million and net interest income of $17.8 million and a decrease in tax expense of $0.9 million.

Net interest income increased $17.8 million, or 7.2%, for the year ended December 31, 2017, to $267.3 million, when compared to $249.5 million for the year ended December 31, 2016. The increase in net interest income was driven primarily by an increase in the average balance of interest-earnings assets of $1.0 billion, or 11.7%, to $9.8 billion for the year ended December 31, 2017, when compared to $8.8 billion for the year ended December 31, 2016, offset in part by the narrowing of net interest margin (tax equivalent) by 11 basis points (from 2.84% in 2016 to 2.73% in 2017). Average loans outstanding increased $0.6 billion for 2017, particularly multi-family loans increased $0.3 billion and commercial and industrial loans increased $0.3 billion as Customers continued its efforts to grow its business. Net interest margin decreased 11 basis points largely due to the increased cost of obtaining deposits to fund the assets of 29 basis points.
The provision for loan losses increased $3.7 million to $6.8 million for the year ended December 31, 2017, when compared to $3.0 million for the same period in 2016. The increase in the provision for loan losses during 2017 included $2.3 million for loan-portfolio growth and $5.6 million for impaired loans, offset in part by a $1.1 million release resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for 2017 were $6.1 million compared to net charge-offs for 2016 of $1.7 million. There were no significant changes in Customers' methodology for estimating the allowance for loan losses or policies regarding charge-offs in 2017.
Non-interest income increased $22.5 million, or 40.0%, for the year ended December 31, 2017, to $78.9 million, when compared to $56.4 million for the year ended December 31, 2016. The increase in non-interest income resulted primarily from increases in interchange and card revenue of $16.8 million, reflecting a full year of operations of the BankMobile Disbursement business acquired in June 2016, gains on sales of investment securities of $8.8 million, bank-owned life insurance income of $2.5 million and deposit fees of $2.0 million. These increases were offset in part by an increase in impairment losses on equity securities of $5.7 million and a decrease in mortgage warehouse transaction fees of $2.2 million resulting from lower transaction volumes.
Non-interest expense increased $37.4 million, or 21.0%, during the year ended December 31, 2017, to $215.6 million, when compared to $178.2 million during the year ended December 31, 2016. The increase in non-interest expense was primarily driven by increases in BankMobile operating expenses of $39.2 million, reflecting a full year of operations for the BankMobile Disbursement business in 2017 and 6.5 months of BankMobile operations in 2016. The increases in BankMobile expenses included a $10.4 million increase in salaries and employee benefits, a $20.2 million increase in technology, communication and bank operation expenses and a $5.4 million increase in professional services. On a consolidated basis, salaries and employee benefits increased $14.9 million, technology, communications and bank operations increased $19.0 million, professional services increased $7.4 million and occupancy expenses increased $0.8 million. These increases were offset in part by decreases in FDIC assessments, non-income taxes, and regulatory fees of $5.2 million, other real estate owned expenses of $1.4 million and merger and acquisition related expenses of $0.8 million.
Income tax expense declined $0.9 million for the year ended December 31, 2017, to $45.0 million, when compared to $45.9 million in the same period in 2016. The decrease in income tax expense was driven primarily by a tax benefit recognized of $12.0 million as a result of the exercises of employee stock options and vesting of restricted stock units and decreased pre-tax income of $0.7 million in 2017, offset in part by a deferred tax asset re-measurement charge to income tax expense of $5.5 million due to the enactment of the Tax Cuts and Jobs Act in December 2017. Customers' effective tax rate decreased by 0.4% to 36.4% for 2017 from 36.8% for 2016.
Preferred stock dividends increased $4.9 million for 2017, reflecting a full year of dividends paid on the Series E and Series F Preferred Stock issued in April 2016 and September 2016, respectively.

For the years ended December 31, 2016 and 2015

Net income available to common shareholders increased $13.1 million, or 23.3%, to $69.2 million for the year ended December 31, 2016, when compared to $56.1 million for the year ended December 31, 2015. The increased net income available to common shareholders resulted from an increase in net interest income of $53.2 million, an increase in non-interest income of $28.7 million and a decrease in the provision for loan losses of $17.5 million, partially offset by increases in non-interest expense of $63.3 million, tax expense of $16.0 million and preferred stock dividends of $7.0 million.

Net interest income increased $53.2 million, or 27.1%, for the year ended December 31, 2016, to $249.5 million, when compared to $196.3 million for the year ended December 31, 2015. The increase in net interest income was driven by an increase in the average balances of loans and securities of $1.8 billion, from $6.7 billion in 2015 to $8.5 billion in 2016, as well as the expansion of net interest margin by 3 basis points (from 2.81% in 2015 to 2.84% in 2016).

The provision for loan losses decreased $17.5 million to $3.0 million for the year ended December 31, 2016, when compared to $20.6 million for the year ended December 31, 2015. The decrease in the provision for loan losses during 2016 primarily resulted from a provision expense of $9.0 million recorded in 2015 for a fraudulent loan that was charged off in its entirety during 2015, a $2.5 million decrease as a result of greater growth in loans held for investment in 2015 as compared to 2016, a benefit of $0.3 million in 2016 attributable to FDIC loss sharing arrangements versus expense of $3.9 million in 2015 and recoveries totaling $2.7 million in 2016 compared to recoveries of $1.4 million in 2015.

Non-interest income increased $28.7 million, or 103.4%, for the year ended December 31, 2016, to $56.4 million, when compared to $27.7 million for the year ended December 31, 2015. The increase in non-interest income resulted primarily from the acquisition of the Disbursement business in June 2016, which increased interchange and card revenues by $24.1 million, increases in deposit fees of $7.1 million, and other income of $5.8 million driven by increases in university fees and a $2.2 million recovery of a previously recorded loss received in 2016. These increases were offset in part by an other-than-temporary impairment charge of $7.3 million recorded in 2016 on equity securities, and a decrease in bank-owned life insurance income of $2.3 million as a result of a $2.4 million benefit received on a bank-owned life insurance policy in 2015.

Non-interest expense increased $63.3 million, or 55.1%, during the year ended December 31, 2016, to $178.2 million, when compared to $114.9 million during the year ended December 31, 2015. The increase was primarily driven by increases in salaries and employee benefits of $21.9 million, technology, communication and bank operation expenses of $16.2 million, FDIC assessments, non-income taxes, and regulatory fees of $2.4 million, professional services of $9.6 million, occupancy expenses of $1.7 million and one-time charges of $1.4 million associated with legal matters. Most of the increased non-interest expense was attributable to the increased level of staff, core processing and technology-related expenses and other operating expenses arising from the acquisition of the Disbursement business in June 2016 as well as the organic growth of the Bank.

Income tax expense increased $16.0 million for the year ended December 31, 2016, to $45.9 million, when compared to $29.9 million in the same period in 2015. The increase in income tax expense was driven primarily by increased pre-tax income of $36.1 million in 2016 partially offset by the early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which decreased income tax expense by $4.1 million for the year ended December 31, 2016. Customers' effective tax rate increased by 3.0% to 36.8% for 2016 from 33.8% for 2015.

Preferred stock dividends increased $7.0 million for 2016 due to the issuance of the Series D, Series E and Series F Preferred Stock during 2016 with an aggregate principal balance of $167.5 million and an average dividend yield of 6.23%.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.  The following table summarizes Customers' net interest income and related interest spread and net interest margin for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017			2016			2015
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
(amounts in thousands)
Assets
Interest-earning deposits	$296,305	$3,132	1.06%	$225,409	$1,218	0.54%	$271,201	$718	0.26%
Investment securities (A)	870,979	25,153	2.89%	540,532	14,293	2.64%	427,638	10,405	2.43%
Loans:
Commercial loans to mortgage companies	1,748,575	73,513	4.20%	1,985,495	70,308	3.54%	1,550,683	50,876	3.28%
Multifamily loans	3,551,683	132,263	3.72%	3,223,122	122,316	3.79%	2,367,472	88,879	3.75%
Commercial and industrial	1,452,805	60,595	4.17%	1,172,655	46,257	3.94%	681,722	26,758	3.93%
Non-owner occupied commercial real estate	1,293,173	51,212	3.96%	1,188,631	45,441	3.82%	1,209,879	47,438	3.92%
All other loans	503,532	22,353	4.44%	370,663	18,496	4.99%	415,307	19,882	4.79%
Total loans (B)	8,549,768	339,936	3.98%	7,940,566	302,818	3.81%	6,225,063	233,833	3.76%
Other interest-earning assets	103,710	4,629	4.46%	84,797	4,210	4.96%	72,693	4,894	6.73%
Total interest-earning assets	9,820,762	372,850	3.80%	8,791,304	322,539	3.67%	6,996,595	249,850	3.57%
Non-interest-earning assets	376,948			310,813			265,936
Total assets	$10,197,710			$9,102,117			$7,262,531
Liabilities
Interest checking accounts	$386,819	3,157	0.82%	$190,279	1,069	0.56%	123,527	686	0.56%
Money market deposit accounts	3,339,053	34,488	1.03%	3,085,140	19,233	0.62%	2,412,958	12,548	0.52%
Other savings accounts	40,791	112	0.27%	39,122	95	0.24%	36,820	111	0.30%
Certificates of deposit	2,392,095	29,825	1.25%	2,633,425	27,871	1.06%	2,087,641	20,637	0.99%
Total interest-bearing deposits	6,158,758	67,582	1.10%	5,947,966	48,268	0.81%	4,660,946	33,982	0.73%
Borrowings	1,875,431	37,925	2.02%	1,498,899	24,774	1.65%	1,369,841	19,578	1.43%
Total interest-bearing liabilities	8,034,189	105,507	1.31%	7,446,865	73,042	0.98%	6,030,787	53,560	0.89%
Non-interest-bearing deposits	1,187,324			873,599			692,159
Total deposits and borrowings	9,221,513		1.14%	8,320,464		0.88%	6,722,946		0.80%
Other non-interest-bearing liabilities	72,714			84,752			30,394
Total liabilities	9,294,227			8,405,216			6,753,340
Shareholders’ equity	903,483			696,901			509,191
Total liabilities and shareholders’ equity	$10,197,710			$9,102,117			$7,262,531
Net interest earnings		267,343			249,497			196,290
Tax-equivalent adjustment (C)		645			390			449
Net interest earnings		$267,988			$249,887			$196,739
Interest spread			2.66%			2.79%			2.77%
Net interest margin			2.72%			2.84%			2.81%
Net interest margin tax equivalent (C)			2.73%			2.84%			2.81%

(A)
For presentation in this table, balances and the corresponding average yield for investment securities are based upon historical cost, adjusted for other-than-temporary impairment and amortization of premiums and accretion of discounts.

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

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest-earning deposits	$1,440	$474	$1,914	$639	$(139)	$500
Investment securities	1,422	9,438	10,860	961	2,927	3,888
Loans:
Commercial loans to mortgage companies	12,206	(9,001)	3,205	4,284	15,148	19,432
Multifamily loans	(2,325)	12,272	9,947	976	32,461	33,437
Commercial and industrial	2,776	11,562	14,338	134	19,365	19,499
Non-owner occupied commercial real estate	1,673	4,098	5,771	(1,172)	(825)	(1,997)
All other loans	(2,214)	6,071	3,857	816	(2,202)	(1,386)
Total loans	12,116	25,002	37,118	5,038	63,947	68,985
Other interest-earning assets	(454)	873	419	(1,416)	732	(684)
Total interest income	14,524	35,787	50,311	5,222	67,467	72,689
Interest expense:
Interest checking accounts	636	1,452	2,088	8	375	383
Money market deposit accounts	13,556	1,699	15,255	2,784	3,901	6,685
Other savings accounts	13	4	17	(23)	7	(16)
Certificates of deposit	4,663	(2,709)	1,954	1,538	5,696	7,234
Total interest-bearing deposits	18,868	446	19,314	4,307	9,979	14,286
Borrowings	6,192	6,959	13,151	3,243	1,953	5,196
Total interest expense	25,060	7,405	32,465	7,550	11,932	19,482
Net interest income	$(10,536)	$28,382	$17,846	$(2,328)	$55,535	$53,207
For the years ended December 31, 2017 and 2016

Net interest income was $267.3 million for the year ended December 31, 2017, an increase of $17.8 million, or 7.2%, when compared to net interest income for the year ended December 31, 2016, of $249.5 million. The increase in net interest income in 2017 was primarily attributable to an increase in the average balance of interest-earning assets of $1.0 billion, or 11.7%, to $9.8 billion for the year ended December 31, 2017, when compared to $8.8 billion for the year ended December 31, 2016, offset in part by the narrowing of Customers' net interest margin (tax equivalent) by 11 basis points, to 2.73%, for the year ended December 31, 2017, from 2.84% for the year ended December 31, 2016.
For the years ended December 31, 2016 and 2015

Net interest income was $249.5 million for the year ended December 31, 2016, an increase of $53.2 million, or 27.1%, when compared to net interest income for the year ended December 31, 2015, of $196.3 million. The increase in net interest income was primarily attributable to an increase in the average balance of interest-earning assets of $1.8 billion, from $7.0 billion in 2015 to $8.8 billion in 2016, as well as the expansion of Customers' net interest margin (tax equivalent) by 3 basis points to 2.84% for the year ended December 31, 2016 from 2.81% for the year ended December 31, 2015.

PROVISION FOR LOAN LOSSES
For more information about the provision and allowance for loan losses methodology and Customers' loss experience, see Critical Accounting Policies, FINANCIAL CONDITION - LOANS, CREDIT RISK and ASSET QUALITY herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.
Customers maintains an allowance for loan losses to cover estimated probable losses incurred as of the balance sheet date on loans held for investment. The allowance for loan losses is increased through periodic provisions for loan losses that are charged as an expense on the consolidated statements of income and is reduced by charge-offs, net of recoveries.  The loan portfolio is reviewed quarterly to evaluate the performance of the portfolio and the adequacy of the allowance for loan losses.  The allowance for loan losses is estimated as of the end of each quarter and compared to the balance recorded in the general ledger, net of charge-offs and recoveries. The allowance is adjusted to the estimated allowance for loan losses balance with a corresponding charge (or debit) to the provision for loan losses.
For the years ended December 31, 2017 and 2016
During 2017, the provision for loan losses was $6.8 million, an increase of $3.7 million from a provision of $3.0 million in 2016. The 2017 provision expense included $2.3 million for loan portfolio growth and $5.6 million for impaired loans, offset in part by a $1.1 million release of the allowance estimate resulting from improved asset quality and lower incurred losses than previously estimated. Of the $6.8 million provision for loan losses recorded in 2017, $5.1 million related to the commercial and industrial loan portfolio, including owner occupied commercial real estate, and $0.6 million related to the multi-family loan portfolio. The 2016 provision included a benefit of $0.3 million attributable to FDIC loss sharing arrangements. Recoveries in 2017 totaled $1.1 million compared to recoveries of $2.7 million in 2016. There were no significant changes in Customers' methodology for estimating its allowance for loan losses, or policies regarding charge-offs, in 2017. For more information about the provision and the allowance for loan losses, see NOTE 9 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES to Customers' audited financial statements.
For the years ended December 31, 2016 and 2015
During 2016, the provision for loan losses was $3.0 million, a decrease of $17.5 million from a provision of $20.6 million in 2015. The 2015 provision for loan losses included $9.0 million for a fraudulent loan that was charged off in its entirety and reflected greater growth in loans held for investment. The held-for-investment loan portfolio grew approximately $0.7 billion in 2016 compared to $1.1 billion in 2015, resulting in less provision for new loans of approximately $2.5 million. The 2016 provision included a benefit of $0.3 million attributable to FDIC loss sharing arrangements versus expense of $3.9 million in 2015. Recoveries in 2016 totaled $2.7 million compared to recoveries of $1.4 million in 2015. There were no significant changes in Customers' methodology for estimating its allowance for loan losses, or policies regarding charge-offs, in 2016.
NON-INTEREST INCOME

The table below presents the various components of non-interest income for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Interchange and card revenue	$41,509	$24,681	$557
Deposit fees	10,039	8,067	944
Mortgage warehouse transactional fees	9,345	11,547	10,394
Gain (loss) on sale of investment securities	8,800	25	(85)
Bank-owned life insurance	7,219	4,736	7,006
Gains on sale of SBA and other loans	4,223	3,685	4,047
Mortgage banking income	875	969	741
Impairment loss on investment securities	(12,934)	(7,262)	—
Other	9,834	9,922	4,113
Total non-interest income	$78,910	$56,370	$27,717

For the years ended December 31, 2017 and 2016

Non-interest income increased $22.5 million, or 40.0%, for the year ended December 31, 2017, to $78.9 million, when compared to $56.4 million for the year ended December 31, 2016. The increase in non-interest income resulted primarily from increases in interchange and card revenue of $16.8 million, reflecting a full year of BankMobile Disbursement operations which was acquired in June 2016, gains on sales of investment securities of $8.8 million, bank-owned life insurance income of $2.5 million resulting from increased investment in bank-owned life insurance policies during 2017 and deposit fees of $2.0 million, reflecting a full year of BankMobile Disbursement operations, offset in part by an increase in impairment losses of $5.7 million recognized on equity securities due to further declines in fair value from December 31, 2016 through September 30, 2017 and a decrease in mortgage warehouse transaction fees of $2.2 million driven by a reduction in the volume of warehouse transactions.

For the years ended December 31, 2016 and 2015

Non-interest income increased $28.7 million, or 103.4%, for the year ended December 31, 2016, to $56.4 million, when compared to $27.7 million for the year ended December 31, 2015. The increase in non-interest income resulted primarily from the acquisition of the Disbursement business in June 2016, which increased interchange and card revenues by $24.1 million, increases in deposit fees of $7.1 million and other income of $5.8 million driven primarily by increases in university fees and a $2.2 million recovery of a previously recorded loss received in 2016. These increases were offset in part by the impairment loss of $7.3 million recorded in 2016 on equity securities and a decrease in bank-owned life insurance income of $2.3 million as a result of a $2.4 million benefit received on a bank-owned life insurance policy in 2015.
NON-INTEREST EXPENSE
The table below presents the various components of non-interest expense for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Salaries and employee benefits	$95,518	$80,641	$58,777
Technology, communication and bank operations	45,885	26,839	10,596
Professional services	28,051	20,684	11,042
Occupancy	11,161	10,327	8,668
FDIC assessments, non-income taxes, and regulatory fees	7,906	13,097	10,728
Provision for operating losses	6,435	3,517	140
Loan workout	2,366	2,063	1,127
Advertising and promotion	1,470	1,549	1,475
Other real estate owned	570	1,953	2,516
Merger and acquisition related expenses	410	1,195	—
Other	15,834	16,366	9,877
Total non-interest expense	$215,606	$178,231	$114,946
For the years ended December 31, 2017 and 2016
Non-interest expense was $215.6 million for the year ended December 31, 2017, which was an increase of $37.4 million over non-interest expense of $178.2 million for the year ended December 31, 2016. The increase in non-interest expense was primarily driven by increased BankMobile operating expenses of $39.2 million, reflecting a full year of operations for the BankMobile Disbursement business. The increases in BankMobile expenses included a $10.4 million increase in salaries and employee benefits, a $20.2 million increase in technology, communication and bank operations expenses and a $5.4 million increase in professional services. Excluding the BankMobile-related expenses, non-interest expense of the core bank decreased by $1.8 million in 2017 as a result of management's continued efforts to control expenses.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $14.9 million, or 18.4%, to $95.5 million for the year ended December 31, 2017, from $80.6 million for the year ended December 31, 2016, reflecting salary increases as well as a higher average number of full-time equivalent employees, primarily resulting from a full year of BankMobile Disbursement operations.

Technology, communication and bank operations expenses increased $19.0 million to $45.9 million for the year ended December 31, 2017, from $26.8 million for the year ended December 31, 2016. This increase was primarily attributable to increases in the core processing system and conversion-related expenses of $10.6 million. The conversion of Customers' core processing applications is expected to provide a significant cost savings in the future. There were also increases in interchange expenses of $5.5 million, reflecting a full year of BankMobile Disbursement operations and non-capitalizable software development costs of $4.9 million resulting from the continued development and support of the BankMobile technology platform as Customers strives to grow and successfully divest BankMobile in 2018. These increases were offset in part by a $3.9 million one-time expense for technology-related expenses in 2016.
FDIC assessments, non-income taxes, and regulatory fees decreased $5.2 million to $7.9 million for the year ended December 31, 2017, from $13.1 million for the year ended December 31, 2016. This decrease was primarily related to a lower insurance assessment charged by the FDIC as the FDIC's Deposit Insurance Fund reached a targeted ratio.
Professional services expense increased by $7.4 million to $28.1 million for the year ended December 31, 2017, from $20.7 million for the year ended December 31, 2016. This increase was primarily driven by increased customer service-related expenses of $4.8 million resulting from a full year of BankMobile Disbursement operations, increased legal expenses of $1.0 million associated with the planned divestment of BankMobile and increased consulting and other professional services to support the ongoing operations of the Bank and BankMobile.
The provision for operating losses increased by $2.9 million, or 83.0%, to $6.4 million for the year ended December 31, 2017, from $3.5 million for the year ended December 31, 2016. The provision for operating losses primarily consists of Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders, mainly from its BankMobile Disbursement business, but where such disputes have not been resolved as of the end of the reporting period. The reserve is based on historical rates of loss on such transactions. The increase is mainly attributable to the accrual for the estimated liability for a full year of operations of the BankMobile Disbursement business in 2017.
Occupancy expense increased by $0.8 million to $11.2 million for the year ended December 31, 2017, from $10.3 million for the year ended December 31, 2016. This increase primarily reflects a full year of operations of the BankMobile Disbursement business, as well as increased business activity in existing and new markets, requiring additional team members and facilities.
For the years ended December 31, 2016 and 2015

Non-interest expense was $178.2 million for the year ended December 31, 2016, which was an increase of $63.3 million over non-interest expense of $114.9 million for the year ended December 31, 2015.

Salaries and employee benefits, which represent the largest component of non-interest expense, increased $21.9 million, or 37.2%, to $80.6 million for the year ended December 31, 2016, from $58.8 million for the year ended December 31, 2015. The increase was primarily related to the additional 225 Higher One employees that manage the Disbursement business and serve its customers. These employees became Customers' employees following the acquisition of the Disbursement business in June 2016.

Technology, communication and bank operations expenses increased $16.2 million to $26.8 million for the year ended December 31, 2016, from $10.6 million for the year ended December 31, 2015. The increase is primarily attributable to the acquisition of the Disbursement business in June 2016 which accounted for $12.7 million of the increase and mainly related to core processing, interchange and software depreciation expenses. The remaining increase related to organic growth of the Bank.

FDIC assessments, non-income taxes, and regulatory fees increased $2.4 million to $13.1 million for the year ended December 31, 2016, from $10.7 million for the year ended December 31, 2015. The primary reason for the 2016 increase was an adjustment in 2015 that reduced the Pennsylvania shares tax expense by $2.3 million.

Professional services expense increased by $9.6 million to $20.7 million for the year ended December 31, 2016, from $11.0 million for the year ended December 31, 2015, primarily attributable to increases in consulting, lending service fees and other professional services including those associated with the acquisition and operation of the Disbursement business.

The provision for operating losses increased by $3.4 million to $3.5 million for the year ended December 31, 2016, from $0.1 million for the year ended December 31, 2015. The provision for operating losses primarily consists of Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders mainly from its BankMobile Disbursements. The increase was mainly attributable to the accrual for the estimated liability for the partial year of operations of the BankMobile Disbursement business in 2016.

Occupancy expense increased by $1.7 million to $10.3 million for the year ended December 31, 2016, from $8.7 million for the year ended December 31, 2015. This increase was driven by increased business activity in existing and new markets, requiring additional team members and facilities. The increase also reflected a partial year of operations of the BankMobile Disbursement business.

Other expense increased by $6.5 million to $16.4 million for the year ended December 31, 2016, from $9.9 million for the year ended December 31, 2015. The increase was primarily attributable to increased staffing, supplies and other activities associated with the acquisition of the Disbursement business, and higher levels of miscellaneous expenses resulting from the organic growth of the Bank. Other expenses in 2016 also included one-time charges of $1.4 million associated with legal matters.

INCOME TAXES
For the years ended December 31, 2017 and 2016
The income tax expense and effective tax rate include both federal and state income taxes. Income tax expense for the year ended December 31, 2017, was $45.0 million and resulted in an effective tax rate of 36.36%, compared to income tax expense of $45.9 million and an effective tax rate of 36.83% for the year ended December 31, 2016. Income tax expense was primarily driven by net income before taxes of $123.9 million and $124.6 million for the years ended December 31, 2017 and 2016, respectively. In fourth quarter 2017, Customers recorded a deferred tax asset re-measurement charge to its income tax expense of $5.5 million, or a 4.44% effective tax rate increase, as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in December 2017. In 2017, Customers also had an unrecorded basis difference in foreign subsidiaries of $4.5 million, or a 3.65% effective tax rate increase, related to the other-than-temporary impairment charges recorded during 2017 on equity securities held by these foreign subsidiaries. These adjustments were offset in part by the federal tax benefit recognized of $10.7 million, or a 8.67% effective tax rate reduction, resulting from exercises of employee stock options and vesting of restricted stock units. Customers currently estimates a 2018 effective tax rate of approximately 24%. The decrease from the 2017 effective tax rate is due to the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017, which reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018. For additional information, see NOTE 16 - INCOME TAXES to Customers' audited financial statements.
For the years ended December 31, 2016 and 2015
The income tax expense and effective tax rate include both federal and state income taxes. In 2016, income tax expense was $45.9 million with an effective tax rate of 36.83%, compared to an expense of $29.9 million and an effective tax rate of 33.80% for 2015. Income tax expense was primarily driven by net income before taxes of $124.6 million and $88.5 million for the years ended December 31, 2016 and 2015, respectively. In 2016, the effective tax rate was higher due to state income tax items totaling $4.5 million, or a 3.65% effective tax rate increase, driven by a greater proportion of income producing assets domiciled in New York, particularly in New York City, an unrecorded basis difference in foreign subsidiaries of $2.8 million, or 2.27%, related to an other-than-temporary impairment charge recorded on equity securities in fourth quarter 2016, partially offset by an equity-based compensation benefit of $3.7 million or a 2.94% effective tax rate reduction, from the early adoption of ASU No. 2016-09, Improvements to Employee Share-Based Accounting, and a reduction of $1.7 million, or a 1.38% effective tax rate reduction, due to a tax benefit resulting from bank-owned life insurance income. In 2015, the effective tax rate was reduced due to a tax benefit resulting from bank-owned life insurance income of $2.4 million, or 2.73%.

FINANCIAL CONDITION
GENERAL
Customers reported total assets in excess of $10 billion at June 30, 2017, and September 30, 2017, with total assets reported of $10.9 billion and $10.5 billion, respectively. Customers strategically reduced total assets to under $10 billion at December 31, 2017, to improve capital ratios and to continue to maintain its small issuer status under the Durbin Amendment to maximize interchange revenue until the spin-off of BankMobile is completed, or until July 1, 2019. During fourth quarter 2017, Customers reduced total assets by selling $0.2 billion of consumer residential loans, $0.1 billion of multi-family loans, and $0.1 billion of investment securities. Commercial loans to mortgage banking businesses also declined in fourth quarter 2017 by $0.3 billion as a result of normal seasonality.
At December 31, 2017, total assets were $9.8 billion. This represented a $0.5 billion, or 4.9%, increase from total assets of $9.4 billion at December 31, 2016.  The major change in Customers' financial position occurred as a result of organic growth in loans receivable, which increased by $0.6 billion, or 10.0%, to $6.8 billion at December 31, 2017, from $6.2 billion at December 31, 2016. This increase was offset in part by a decline in loans held for sale of $0.2 billion, or 8.4%, from $2.1 billion at December 31, 2016, to $1.9 billion at December 31, 2017.
Total loans outstanding were $8.7 billion at December 31, 2017, compared to $8.3 billion at December 31, 2016, an increase of $0.4 billion, or 5.3%. Multi-family loans increased by $0.4 billion to $3.6 billion at December 31, 2017. Commercial and industrial loans, including owner-occupied commercial real estate, increased by $0.3 billion to $1.6 billion at December 31, 2017. Commercial loans to mortgage banking businesses decreased $0.3 billion to $1.8 billion at December 31, 2017.
Total liabilities were $8.9 billion at December 31, 2017. This represented a $0.4 billion, or 4.6%, increase from total liabilities of $8.5 billion at December 31, 2016. The increase in total liabilities resulted primarily from a higher level of borrowings in 2017 compared to 2016. FHLB borrowings increased by $0.7 billion, federal funds purchased increased by $72.0 million and other borrowings increased by $99.4 million due to the issuance of the $100 million 3.95% Senior Notes in June 2017. These increases were partially offset by lower levels of deposits. Total deposits decreased by $0.5 billion, or 6.9%, to $6.8 billion at December 31, 2017, from $7.3 billion at December 31, 2016. Transaction deposits increased by $0.4 billion, or 9.4%, to $4.9 billion at December 31, 2017, from $4.5 billion at December 31, 2016, with non-interest bearing deposits increasing by $86.1 million. Certificates of deposit accounts decreased by $0.9 billion, or 32.7%, to $1.9 billion at December 31, 2017, from $2.8 billion at December 31, 2016.
The following table sets forth certain key condensed balance sheet data:

	December 31,
	2017	2016
(amounts in thousands)
Cash and cash equivalents	$146,323	$264,709
Investment securities available for sale, at fair value	471,371	493,474
Loans held for sale (includes $1,795,294 and $2,117,510, respectively, at fair value)	1,939,485	2,117,510
Loans receivable	6,768,258	6,154,637
Total loans receivable, net of allowance for loan losses	6,730,243	6,117,322
Total assets	9,839,555	9,382,736
Total deposits	6,800,142	7,303,775
Federal funds purchased	155,000	83,000
FHLB advances	1,611,860	868,800
Other borrowings	186,497	87,123
Subordinated debt	108,880	108,783
Total liabilities	8,918,591	8,526,864
Total shareholders’ equity	920,964	855,872
Total liabilities and shareholders’ equity	9,839,555	9,382,736

CASH AND CASH EQIVALENTS

Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. These balances totaled $20.4 million at December 31, 2017. This represents a $17.1 million decrease from $37.5 million at December 31, 2016.  These balances vary from day to day, primarily due to fluctuations in customers’ deposits with the Bank.

Interest-earning deposits consist mainly of deposits at the Federal Reserve Bank of Philadelphia.  These deposits totaled $125.9 million at December 31, 2017, which was a $101.3 million decrease from $227.2 million at December 31, 2016. This balance varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with the Bank, payment of checks drawn on customers’ accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.

In connection with the June 2016 acquisition of the Disbursement business from Higher One, as of December 31, 2017 and 2016, Customers had $5 million and $20 million, respectively, in an escrow account restricted in use with a third party to be paid to Higher One upon the first and second anniversaries of the transaction closing. See NOTE 2 - ACQUISITION ACTIVITY to Customers' audited financial statements for additional information related to the acquisition of the Disbursement business. Also, in connection with the planned spin-off and merger of BankMobile, Customers had $1.0 million in an escrow account with a third party that is reserved for payment to Flagship Community Bank in the event the agreement is terminated for reasons described in the Amended and Restated Purchase and Assumption Agreement and Plan of Merger. See NOTE 3 - SPIN-OFF AND MERGER to Customers' audited financial statements for additional information related to this planned transaction.
INVESTMENT SECURITIES
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), domestic corporate debt and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2017, investment securities were $471.4 million compared to $493.5 million at December 31, 2016. The decrease was primarily the result of an $817.3 million reduction in securities due to sales, maturities, calls and principal repayments and a $12.9 million impairment loss on equity securities, offset in part by purchases of higher-yielding securities of $796.6 million as Customers improved its average yield on investment securities to 2.89% for the year ended December 31, 2017, compared to 2.64% for the year ended December 31, 2016.
For financial reporting purposes, available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect. Beginning January 1, 2018, changes in the fair value of marketable equity securities classified as available for sale will be recorded in earnings in the period in which they occur and will no longer be deferred in accumulated other comprehensive income. Amounts previously recorded to accumulated other comprehensive income were reclassified to retained earnings on January 1, 2018.
The following table sets forth the amortized cost of the investment securities at December 31, 2017 and 2016.

	December 31,
	2017	2016
(amounts in thousands)
Available for Sale
Agency-guaranteed residential mortgage-backed securities	$186,221	$233,002
Agency-guaranteed commercial real estate mortgage-backed securities	238,809	204,689
Corporate notes (1)	44,959	44,932
Equity securities (2)	2,311	15,246
	$472,300	$497,869

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.

The following table sets forth information about the maturities and weighted-average yield of the securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2017
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No specific maturity	Total	Total
(amounts in thousands)
Available for Sale
Residential mortgage-backed securities	$—	$—	$—	$—	$186,221	$186,221	$183,458
Yield					2.66%	2.66%	—
Commercial real estate mortgage-backed securities					238,809	$238,809	238,472
Yield	—	—	—	—	3.02%	3.02%	—
Corporate notes	—	—	42,959	2,000	—	44,959	46,089
Yield	—	—	5.60%	5.63%	—	5.60%	—
Equity securities	—	—	—	—	2,311	2,311	3,352
Yield	—	—	—	—	—%	—%	—
Total	$—	$—	$42,959	$2,000	$427,341	$472,300	$471,371
Weighted-Average Yield	—%	—%	5.60%	5.63%	2.85%	3.11%
The mortgage-backed securities in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages. The corporate notes in the portfolio include subordinated notes issued by other bank holding companies.
LOANS
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Bucks, Berks, Chester, Montgomery, Delaware, and Philadelphia Counties, Pennsylvania; Camden and Mercer Counties, New Jersey; and Westchester, Suffolk and New York Counties, New York; and the New England area. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. The Bank continues to focus on small and middle market business loans to grow its commercial lending efforts, expand its specialty mortgage warehouse lending business and expand its multi-family/commercial real estate lending business.
Commercial Lending
Customers' commercial lending is divided into five groups: Business Banking, Small and Middle Market Business Banking, Multi-Family and Commercial Real Estate Lending, Mortgage Banking Lending and Equipment Finance. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest- rate risk and higher productivity levels.
The commercial lending group focuses on companies with annual revenues ranging from $1 million to $100 million, that typically have credit requirements between $0.5 million and $10 million.
The small and middle market business banking platform originates loans, including Small Business Administration loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, thus ensuring that it has small business experts in place to provide appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market.  Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil.  Customers saw an opportunity to provide liquidity to this business segment at attractive spreads.  There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the lending to mortgage banking business group is to originate loans that provide liquidity to mortgage banking companies. These loans are primarily used by mortgage banking companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans serve as collateral for Customers' commercial loans. As of December 31, 2017 and 2016, commercial loans to mortgage banking businesses totaled $1.8 billion and $2.1 billion, respectively, and are designated as held for sale.
The goal of Customers' multi-family lending group is to build a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2017, Customers had multi-family loans of $3.6 billion outstanding, comprising approximately 41.9% of the total loan portfolio, compared to $3.2 billion, or approximately 38.9% of the total loan portfolio, at December 31, 2016.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2017 and 2016, Customers had $152.5 million and $89.4 million, respectively, of equipment finance loans outstanding. As of December 31, 2017 and 2016, Customers had $26.6 million and $10.3 million of finance leases, respectively. As of December 31, 2017, Customers had $22.2 million of operating leases entered into under this program. Customers had not entered into similar operating lease arrangements in 2016.
As of December 31, 2017, Customers had $8.4 billion in commercial loans outstanding, composing approximately 96.2% of its total loan portfolio, which includes loans held for sale, compared to $8.0 billion, composing approximately 96.4% of its total loan portfolio at December 31, 2016.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2017, Customers had $329.7 million in consumer loans outstanding, or 3.8% of the total loan portfolio, which includes loans held for sale. Customers plans to expand its product offerings in real-estate-secured consumer lending.
Customers has launched a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, Customers is offering an “Affordable Mortgage Product." This community outreach program is penetrating the underserved population, especially in low-and-moderate-income neighborhoods. As part of this commitment, a loan production office was opened in Progress Plaza, 1501 North Broad Street, Philadelphia, PA. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers' assessment areas.

The composition of loans held for sale was as follows:

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Commercial Loans:
Mortgage warehouse loans at fair value	$1,793,408	$2,116,815	$1,754,950	$1,332,019	$740,694
Multi-family loans at lower of cost or fair value	144,191	—	39,257	99,791	—
Total commercial loans held for sale	1,937,599	2,116,815	1,794,207	1,431,810	740,694
Consumer Loans:
Residential mortgage loans at fair value	1,886	695	2,857	3,649	6,899
Loans held for sale	$1,939,485	$2,117,510	$1,797,064	$1,435,459	$747,593
At December 31, 2017, loans held for sale totaled $1.9 billion, or 22.3% of the total portfolio, and $2.1 billion, or 25.6% of the total portfolio, at December 31, 2016. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.
Because the FDIC loss sharing agreements were terminated in 2016, and the balance of covered loans was not significant to Customers' total loan portfolio, the disaggregation between covered and non-covered loans is no longer presented in the disclosures that follow. Additional disaggregation of the commercial real estate loan portfolio between owner occupied commercial real estate and non-owner occupied commercial real estate is presented for 2017, 2016, 2015 and 2014. For 2013, owner occupied commercial real estate and non-owner occupied commercial real estate are presented collectively as commercial real estate loans.
The composition of loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Commercial:
Multi-family	$3,502,381	$3,214,999	$2,909,439	$2,208,405	$1,064,059
Commercial and industrial (a)	1,633,818	1,382,343	1,111,400	785,669	296,595
Commercial real estate (b)	1,218,719	1,193,715	956,255	839,310	753,591
Construction	85,393	64,789	87,240	49,718	42,917
Total commercial loans	6,440,311	5,855,846	5,064,334	3,883,102	2,157,162

Consumer:
Residential real estate	234,090	193,502	271,613	297,395	163,920
Manufactured housing	90,227	101,730	113,490	126,731	139,471
Other	3,547	3,483	3,708	4,433	5,437
Total consumer loans	327,864	298,715	388,811	428,559	308,828
Total loans receivable	6,768,175	6,154,561	5,453,145	4,311,661	2,465,990
Deferred costs (fees) and unamortized premiums (discounts), net	83	76	334	512	(912)
Allowance for loan losses	(38,015)	(37,315)	(35,647)	(30,932)	(23,998)
Loans receivable, net of allowance	$6,730,243	$6,117,322	$5,417,832	$4,281,241	$2,441,080

(a)	Includes owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014.

(b)	Includes non-owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014. For 2013, includes owner occupied and non-owner occupied commercial real estate loans.

Loans to mortgage banking businesses and certain residential mortgage and multi-family loans that are expected to be sold are classified as loans held for sale. Loans held for sale totaled $1.9 billion and $2.1 billion at December 31, 2017 and 2016, respectively. The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of loan origination until the loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.
Loans receivable, net of the allowance for loan losses, increased by $0.6 billion to $6.7 billion at December 31, 2017, from $6.1 billion at December 31, 2016. The increase in loans receivable, net of the allowance for loan losses, was attributable to higher balances in the multi-family and commercial and industrial (including owner occupied commercial real estate) portfolios, with each portfolio having increased by $0.3 billion from December 31, 2016. The increase in these loan balances was the result of Customers' successful execution of its organic growth strategy.
The following table presents Customers' commercial loans receivable as of December 31, 2017 based on the remaining term to contractual maturity, and presents the amount of those loans with predetermined fixed rates and floating or adjustable rates:

	Within one year	After one but within five years	After five years	Total
(amounts in thousands)
Commercial loans:
Multi-family	$158,018	$1,497,115	$1,847,248	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	124,287	926,263	583,268	1,633,818
Commercial real estate non-owner occupied	120,869	680,634	417,216	1,218,719
Construction	—	19,083	66,310	85,393
Total commercial loans	$403,174	$3,123,095	$2,914,042	$6,440,311
Amount of such loans with:
Predetermined rates	$276,724	$2,317,200	$575,850	$3,169,774
Floating or adjustable rates	126,450	805,895	2,338,192	3,270,537
Total commercial loans	$403,174	$3,123,095	$2,914,042	$6,440,311
CREDIT RISK
Customers manages credit risk by maintaining diversification in its loan portfolio, establishing and enforcing prudent underwriting standards and collection efforts and continuous and periodic loan classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate allowance for loan losses. Credit losses are charged when they are identified, and provisions are added when it is estimated that a loss has occurred, to the allowance for loan losses at least quarterly. The allowance for loan losses is estimated at least quarterly.
The provision for loan losses was $6.8 million, $3.0 million, and $20.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The allowance for loan losses maintained for loans receivable (excluding loans held for sale as estimable credit losses are embedded in the fair values at which the loans are reported) was $38.0 million, or 0.56% of total loans receivable, at December 31, 2017, and $37.3 million, or 0.61% of total loans receivable, at December 31, 2016.  Net charge-offs were $6.1 million for the year ended December 31, 2017, an increase of $4.4 million compared to $1.7 million for the year ending December 31, 2016.  The increase in net charge-offs during 2017 was largely driven by $3.4 million of charge-offs related to two relationships in the commercial and industrial post-2009 originated loan portfolio. Also, in 2017 there was an increase of $0.4 million of net charge-offs in the consumer loan portfolio, largely the result of charge-offs of overdrawn deposit accounts associated with BankMobile deposit relationships.
Customers had no loans that were covered under loss sharing arrangements with the FDIC as of December 31, 2017 and 2016. On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and other real estate owned previously reported as covered assets pursuant to the loss sharing agreements were no longer presented as covered assets as of June 30, 2016. Customers considered the covered loans in estimating the allowance for loan losses and considered recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.
The table below presents Customers' allowance for loan losses, excluding the effects of the FDIC receivable for the periods prior to the termination of the FDIC loss sharing agreement, for the periods indicated.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Beginning Balance	$37,315	$35,647	$30,932	$23,998	$25,837
Loan charge-offs (1)
Construction	—	—	1,064	895	2,096
Commercial and industrial (2)	4,888	2,947	11,709	1,637	1,387
Commercial real estate (3)	486	140	327	1,715	3,358
Residential real estate	415	493	276	667	410
Other consumer	1,338	825	36	33	87
Total Loan Charge-offs	7,127	4,405	13,412	4,947	7,338
Loan recoveries (1)
Construction	164	1,854	204	13	—
Commercial and industrial (2)	685	381	562	736	391
Commercial real estate (3)	—	130		801	42
Residential real estate	72	367	575	265	2
Other consumer	138	11	92	8	9
Total Recoveries	1,059	2,743	1,433	1,823	444
Total net charge-offs	6,068	1,662	11,979	3,124	6,894
Provision for loan losses (4)	6,768	3,330	16,694	10,058	5,055
Ending Balance	$38,015	$37,315	$35,647	$30,932	$23,998
Net charge-offs as a percentage of average loans receivable	0.09%	0.03%	0.26%	0.09%	0.37%

(1)	Charge-offs and recoveries on purchased credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	Includes owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014.

(3)	Includes non-owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014. For 2013, includes owner occupied and non-owner occupied commercial real estate loans.

(4)
The provision amounts exclude the (cost)/benefit of the FDIC loss sharing arrangements of $0.3 million, $(3.9) million, $(4.7) million and $2.8 million, for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.

The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans are assigned credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to Critical Accounting Policies herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for further discussion on management's methodology for estimating the allowance for loan losses.
Approximately 85% of the Bank’s commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). The Bank’s lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral.  Current appraisals providing current value estimates of the property are received when the Bank’s credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated.  The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis.  In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan.  If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any.  Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
The following table shows the allowance for loan losses by various loan portfolios as of December 31, 2017, 2016, 2015, 2014 and 2013:

	December 31,
	2017		2016		2015		2014		2013
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
(amounts in thousands)
Multi-family	$12,168	51.7%	$11,602	52.2%	$12,016	53.4%	$8,493	51.2%	$4,227	43.1%
Commercial and industrial (a)	14,150	24.1%	13,233	22.5%	10,212	20.4%	9,120	18.2%	2,674	12.0%
Commercial real estate (b)	7,437	18.0%	7,894	19.4%	8,420	17.5%	9,198	19.5%	11,478	30.6%
Construction	979	1.3%	840	1.1%	1,074	1.6%	1,047	1.2%	2,385	1.7%
Total Commercial Loans	34,734	95.2%	33,569	95.1%	31,722	92.9%	27,858	90.1%	20,764	87.5%

Residential real estate	2,929	3.5%	3,342	3.1%	3,298	5.0%	2,698	6.9%	2,490	6.6%
Manufactured housing	180	1.3%	286	1.7%	494	2.1%	262	2.9%	614	5.7%
Other consumer	172	0.1%	118	0.1%	133	0.1%	114	0.1%	130	0.2%
Total Consumer Loans	3,281	4.8%	3,746	4.9%	3,925	7.1%	3,074	9.9%	3,234	12.5%

Total Loans Receivable	$38,015	100.0%	$37,315	100.0%	$35,647	100.0%	$30,932	100.0%	$23,998	100.0%

(a) Includes owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014.
(b) Includes non-owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014. For 2013, includes owner occupied and non-owner occupied commercial real estate loans.

ASSET QUALITY
Customers divides its loan portfolio into two categories to analyze and understand loan activity and performance: loans that were originated and loans that were acquired.  Customers further segments the originated and acquired loan categories by loan product or other defining characteristic generally shared with other loans in the same group. Customers' originated loans were subject to the current underwriting standards that were put in place in mid-2009. Management believes this segmentation better reflects the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may emerge in future periods.  Credit losses from originated loans are absorbed by the allowance for loan losses.  Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks and cash reserves. As described below, the allowance for loan losses is to absorb only those losses estimated to have been incurred after acquisition; whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. The schedule that follows includes both loans held for sale and loans held for investment.
Asset Quality at December 31, 2017

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,499,760	$3,494,860	$4,900	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,546,109	1,527,528	103	—	18,478	667	19,145	1.20%	1.24%
Commercial Real Estate Non-Owner Occupied	1,199,053	1,199,053	—	—	—	—	—	—%	—%
Residential	107,742	103,564	2,672	—	1,506	—	1,506	1.40%	1.40%
Construction	85,393	85,393	—	—	—	—	—	—%	—%
Other Consumer	1,292	1,257	35	—	—	—	—	—%	—%
Total Originated Loans	6,439,349	6,411,655	7,710	—	19,984	667	20,651	0.31%	0.32%
Loans Acquired
Bank Acquisitions	149,400	140,465	3,517	946	4,472	782	5,254	2.99%	3.50%
Loan Purchases	179,426	167,300	6,245	3,922	1,959	277	2,236	1.09%	1.24%
Total Loans Acquired	328,826	307,765	9,762	4,868	6,431	1,059	7,490	1.96%	2.27%
Deferred costs and unamortized premiums, net	83	83	—	—	—	—	—
Total Loans Receivable	6,768,258	6,719,503	17,472	4,868	26,415	1,726	28,141	0.39%	0.42%
Total Loans Held for Sale	1,939,485	1,939,485	—	—	—	—	—
Total Portfolio	$8,707,743	$8,658,988	$17,472	$4,868	$26,415	$1,726	$28,141	0.30%	0.32%

Asset Quality at December 31, 2017 (continued)

Loan Type	Total Loans	NPL	ALLL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,499,760	$—	$12,169	$—	$12,169	0.35%	—%
Commercial & Industrial (1)	1,546,109	18,478	13,369	—	13,369	0.86%	72.35%
Commercial Real Estate	1,199,053	—	4,564	—	4,564	0.38%	—%
Residential	107,742	1,506	2,119	—	2,119	1.97%	140.70%
Construction	85,393	—	979	—	979	1.15%	—%
Other Consumer	1,292	—	77	—	77	5.96%	—%
Total Originated Loans	6,439,349	19,984	33,277	—	33,277	0.52%	166.52%
Loans Acquired
Bank Acquisitions	149,400	4,472	4,558	—	4,558	3.05%	101.92%
Loan Purchases	179,426	1,959	180	645	825	0.46%	42.11%
Total Loans Acquired	328,826	6,431	4,738	645	5,383	1.64%	83.70%
Deferred costs and unamortized premiums, net	83	—	—	—	—
Total Loans Held for Investment	6,768,258	26,415	38,015	645	38,660	0.57%	146.36%
Total Loans Held for Sale	1,939,485	—	—	—	—
Total Portfolio	$8,707,743	$26,415	$38,015	$645	$38,660	0.44%	146.36%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $6.4 billion, or 95.1%, of total loans held for investment at December 31, 2017, compared to $5.8 billion, or 94.8%, at December 31, 2016. The management team adopted new underwriting standards that management believes better limit risks of loss in 2009 and has worked to continue to monitor these standards. Only $20.0 million, or 0.31%, of the post 2009 loans were non-performing at December 31, 2017, compared to $10.5 million, or 0.18%, of the post 2009 loans that were non-performing at December 31, 2016. The post 2009 originated loans were supported by an allowance for loan losses of $33.3 million (0.52% of post 2009 originated loans) and $31.8 million (0.55% of post 2009 originated loans) at December 31, 2017 and 2016, respectively.
Loans Acquired
At December 31, 2017, Customers reported $0.3 billion of acquired loans, which was 4.9% of total loans held for investment, compared to $0.3 billion, or 5.2% of total loans held for investment, at December 31, 2016.  Non-performing acquired loans totaled $6.4 million at December 31, 2017, and $7.3 million at December 31, 2016. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $51.9 million were supported by a $0.6 million cash reserve at December 31, 2017, compared to $57.6 million supported by a cash reserve of $1.0 million at December 31, 2016. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at Customers. All current losses and delinquent interest are absorbed by this reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay Customers the full payoff amount of the defaulted loan, including any principal, unpaid interest or advances on the loans, once the borrower vacates the property. At December 31, 2017, $31.4 million of these loans were outstanding, compared to $36.6 million at December 31, 2016.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. There is a Special Assets Group that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $5.4 million (1.64% of total acquired loans) and $6.5 million (2.03% of total acquired loans) at December 31, 2017 and 2016, respectively.

Held-for-Sale Loans
At December 31, 2017, loans held for sale were $1.9 billion, or 22.3% of the total loan portfolio, compared to $2.1 billion, or 25.6% of the total loan portfolio at December 31, 2016. The loans held-for-sale portfolio at December 31, 2017, included $1.8 billion of loans to mortgage banking businesses, $144.2 million of multi-family loans and $1.9 million of residential mortgage loans, compared to $2.1 billion of loans to mortgage banking businesses and $0.7 million of residential mortgages loans at December 31, 2016. Held-for-sale loans are carried on Customers' balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are classified held for sale.
Customers manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At December 31, 2017 and 2016, non-performing loans to total loans was 0.30% and 0.22%, respectively. Total reserves to non-performing loans was 146.4% and 215.3% at December 31, 2017 and 2016, respectively.
The tables below set forth non-accrual loans, non-performing assets and asset quality ratios:

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Loans 90+ days delinquent still accruing (1)	$2,743	$2,813	$2,805	$4,388	$3,772

Non-accrual loans	$26,415	$17,792	$10,771	$11,733	$19,163
OREO	1,726	3,108	5,057	15,371	12,265
Total non-performing assets	$28,141	$20,900	$15,828	$27,104	$31,428

(1)	Excludes purchased credit-impaired loans.

	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans to total loans receivable	0.39%	0.29%	0.20%	0.27%	0.78%
Non-accrual loans to total loans	0.30%	0.22%	0.15%	0.20%	0.60%
Non-performing assets to total assets	0.29%	0.22%	0.19%	0.40%	0.76%
Non-accrual loans and loans 90+ days delinquent to total assets	0.30%	0.22%	0.16%	0.24%	0.55%
Allowance for loan losses to:
Total loans receivable	0.56%	0.61%	0.65%	0.72%	0.97%
Non-accrual loans	143.91%	209.73%	330.95%	263.63%	125.23%
The table below sets forth loans that were non-performing at December 31, 2017, 2016, 2015, 2014 and 2013.

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Commercial and industrial (1)	$17,392	$8,443	$1,973	$2,513	$125
Commercial real estate (2)	1,453	2,039	2,700	2,514	11,615
Commercial real estate non-owner occupied	160	2,057	1,307	1,460	—
Construction	—	—	—	2,325	5,431
Residential real estate	5,420	2,959	2,202	1,855	1,533
Manufactured housing	1,959	2,236	2,449	931	459
Other consumer	31	58	140	135	—
Total non-performing loans	$26,415	$17,792	$10,771	$11,733	$19,163

(1)	Includes owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014.

(2)	Includes non-owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014. For 2013, includes owner occupied and non-owner occupied commercial real estate loans.

Customers seeks to manage credit risk through the diversification of the loan portfolio and the application of credit underwriting policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss.
Asset quality assurance activities include careful monitoring of borrower payment status and the periodic review of borrower current financial information to ensure ongoing financial strength and borrower cash flow viability.  Customers has established credit policies and procedures, seeks the consistent application of those policies and procedures across the organization and adjusts policies as appropriate for changes in market conditions and applicable regulations.
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, multi-family, commercial real estate and construction portfolio and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings for pass loans), special mention, substandard, doubtful or loss. The risk-rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage the loans.
Customers assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and Customers' financial position. At December 31, 2017 and 2016, special mention loans were $99.3 million and $56.9 million, respectively.
Risk ratings are not established for residential real estate, home equity loans, installment loans and other consumer loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.
A regular reporting and review process is in place to provide for proper portfolio oversight and control and to monitor those loans identified as problem credits by management.  This process is designed to assess Customers' progress in working toward a solution and to assist in determining an appropriate allowance for loan losses.  All loan work-out situations involve the active participation of management and are reported regularly to the Board of Directors. When a loan becomes delinquent for 90 days or more, or earlier if considered appropriate, the loan is assigned to Customers’ Special Asset Group (“SAG”) for workout or other resolution.
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
Troubled Debt Restructurings (TDRs)
At December 31, 2017, 2016 and 2015, there were $20.4 million, $16.4 million and $11.4 million, respectively, in loans categorized as a troubled debt restructuring (“TDR”). TDRs are reported as impaired loans in the period of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.

Modification of purchased credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans does not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an expectation of cash flows, modifications of loans within such pools are not reported as TDRs.
TDR modifications primarily involve interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2017, 2016 and 2015, loans aggregating $8.1 million, $6.6 million and $7.5 million, respectively, were modified in troubled debt restructurings. TDR modifications of loans within the commercial and industrial category were primarily interest-rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest-rate concessions and deferrals of principal. As of December 31, 2017, except for one commercial and industrial loan with an outstanding commitment of $2.1 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs. There were no commitments to lend additional funds to debtors whose terms have been modified in TDRs at December 31, 2016 and 2015, respectively.
As of December 31, 2017, five manufactured housing loans totaling $0.2 million that were modified in troubled debt restructurings within the past 12 months defaulted on payments. As of December 31, 2016, eight manufactured housing loans totaling $0.2 million, one commercial real estate non-owner occupied loan of $1.8 million and one residential real estate loan of $0.1 million, that were modified in troubled debt restructurings within the related past 12 months defaulted on payments. As of December 31, 2015, there were eleven manufactured housing loans totaling $0.3 million that were modified in troubled debt restructurings within the related past 12 months defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. There were no specific allowances resulting from TDR modifications during 2017 and 2016. There were three specific allowances resulting from TDR modifications during 2015 that totaled $0.2 million for two commercial and industrial loans and $0.1 million for one commercial real estate non-owner occupied loan.
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

ACCRUED INTEREST RECEIVABLE
Accrued interest receivable increased by $3.3 million, or 14.1%, to $27.0 million at December 31, 2017, from $23.7 million at December 31, 2016. This increase was primarily associated with the increase in total loans of $0.4 billion to $8.7 billion at December 31, 2017, from $8.3 billion at December 31, 2016.

BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
Bank premises and equipment, net of accumulated depreciation and amortization, totaled $12.0 million and $12.8 million at December 31, 2017 and 2016, respectively. The decrease in bank premises and equipment, net of accumulated depreciation and amortization, resulted from depreciation and amortization expenses totaling $2.8 million recorded in 2017 for information technology equipment, leasehold improvements and furniture and fixtures offset in part by purchases of information technology equipment, leasehold improvements and furniture and fixtures of $2.1 million. For additional information, see NOTE 10 - BANK PREMISES AND EQUIPMENT to Customers' audited financial statements.

Customers Bank’s restricted stock holdings at December 31, 2017 and 2016, were $105.9 million and $68.4 million, respectively.  These holdings consist of stock of the Federal Reserve Bank, the Federal Home Loan Bank and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
Other assets at December 31, 2017 and 2016, totaled $131.5 million and $102.6 million, respectively and consisted primarily of deferred taxes, assets leased under operating leases, prepaid expenses, cash pledged for collateral and mark-to-market adjustments for interest-rate swaps. During 2017, Customers Bank leased various types of equipment to customers within its commercial and industrial loan portfolio. The net carrying value of the leased assets was $21.7 million, which includes accumulated depreciation of $0.5 million, as of December 31, 2017. Customers had not entered into similar operating lease arrangements in 2016.
The cash surrender value of bank-owned life insurance ("BOLI") increased by $96.2 million to $257.7 million at December 31, 2017, from $161.5 million at December 31, 2016. The increase in BOLI in 2017 primarily resulted from additional purchases of life insurance policies totaling $90.0 million. Presented within BOLI on the consolidated balance sheet is the cash surrender value of the Supplemental Executive Retirement Plan (“SERP”) balances of $3.3 million and $2.9 million at December 31, 2017 and 2016, respectively. For additional information, see NOTE 14 - EMPLOYEE BENEFIT PLANS to Customers' audited financial statements.
DEPOSITS
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits.  Deposits are primarily obtained from the Bank's geographic service area and nationwide through deposit brokers, listing services and other relationships. Total deposits were $6.8 billion at December 31, 2017, a decrease of $0.5 billion, or 6.9%, from $7.3 billion at December 31, 2016. Transaction deposits increased by $0.4 billion, or 9.4%, to $4.9 billion at December 31, 2017, from $4.5 billion at December 31, 2016, with non-interest bearing deposits increasing by $86.1 million. Interest-bearing demand deposits increased by $184.5 million, or 54.3%, to $523.8 million at December 31, 2017, from $339.4 million at December 31, 2016. Savings, including MMDA, totaled $3.3 billion at December 31, 2017, an increase of $151.9 million, or 4.8%, from $3.2 billion at December 31, 2016. This increase was primarily attributed to an increase in money market deposit accounts, including accounts held by states and municipalities. At December 31, 2017, the Bank had $1.8 billion in state and municipal deposits to which it had pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. State and municipal deposits under this program decreased $326.7 million, or 22.5% from December 31, 2016. Total time deposits decreased $0.9 billion, or 32.7%, to $1.9 billion at December 31, 2017, from $2.8 billion at December 31, 2016.
The components of deposits at December 31, 2017, 2016 and 2015, were as follows:

	December 31,
	2017	2016	2015
(amounts in thousands)
Demand, non-interest bearing	$1,052,115	$966,058	$653,679
Demand, interest bearing	523,848	339,398	127,215
Savings, including MMDA	3,318,486	3,166,557	2,781,010
Time, $100,000 and over	1,284,855	2,106,905	1,624,562
Time, other	620,838	724,857	723,035
Total deposits	$6,800,142	$7,303,775	$5,909,501
Time deposits greater than $250,000 totaled $0.8 billion, $1.2 billion and $0.9 billion at December 31, 2017, 2016, and 2015, respectively.

Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years ended December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(amounts in thousands)
Demand, non-interest bearing	$1,187,324	0.00%	$873,599	0.00%	$692,159	0.00%
Demand, interest-bearing	386,819	0.82%	190,279	0.56%	123,527	0.56%
Savings, including MMDA	3,379,844	1.02%	3,124,262	0.62%	2,449,778	0.52%
Time deposits	2,392,095	1.25%	2,633,425	1.06%	2,087,641	0.99%
Total	$7,346,082		$6,821,565		$5,353,105

At December 31, 2017, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31, 2017
(amounts in thousands)
3 months or less	$239,244
Over 3 through 6 months	527,449
Over 6 through 12 months	199,032
Over 12 months	319,130
Total	$1,284,855

For additional information, see NOTE 11 - DEPOSITS to Customers' audited financial statements.

FHLB ADVANCES and OTHER BORROWINGS

Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers strategically views the short-term FHLB advances as funding the commercial loans to the mortgage banking businesses.

Short-term debt

Short-term debt at December 31, 2017, 2016 and 2015, was as follows:

	December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,611,860	1.47%	$688,800	0.85%	$1,365,300	0.48%
Federal funds purchased	155,000	1.50%	83,000	0.74%	70,000	0.56%
Total short-term borrowings	$1,766,860		$771,800		$1,435,300
For additional information on Customers' short-term debt, see NOTE 12 – BORROWINGS to Customers' audited financial statements.

Long-term debt

At December 31, 2016, Customers had $180.0 million of long-term FHLB advances at an average rate of 1.32% that mature in 2018, of which $170.0 million are fixed rate.

Senior notes

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

On June 26, 2014, Customers Bancorp closed a private-placement transaction in which it issued $25.0 million of 4.625% senior notes due June 2019. Interest is paid semi-annually in arrears in June and December.

In July and August 2013, Customers Bancorp issued $63.3 million in aggregate principal amount of senior notes due July 2018. The notes bear interest at 6.375% per year which is payable on March 15, June 15, September 15 and December 15. The notes are unsecured obligations of Customers Bancorp, Inc. and rank equally with all of its secured and unsecured senior indebtedness.

Subordinated debt

On June 26, 2014, Customers Bank closed a private-placement transaction in which it issued $110.0 million of fixed-to-floating rate subordinated notes due 2029. The subordinated notes bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest is paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. Customers Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
SHAREHOLDERS’ EQUITY
Shareholders’ equity increased by $65.1 million, or 7.6%, to $921.0 million at December 31, 2017, from $855.9 million at December 31, 2016. The primary components of the net increase were as follows:

•	net income of $78.8 million for the year ended December 31, 2017;

•	other comprehensive income of $4.5 million for the year ended December 31, 2017, arising primarily from unrealized gains on available-for-sale securities and cash flow hedges; and

•	share-based compensation expense of $6.1 million for the year ended December 31, 2017.
These increases were offset in part by:

•	preferred stock dividends of $14.5 million for the year ended December 31, 2017; and

•	issuance of common stock under share-based compensation arrangements of $11.0 million for the year ended December 31, 2017.
Shareholders’ equity increased by $302.0 million to $855.9 million at December 31, 2016, from $553.9 million at December 31, 2015. The primary components of the net increase were as follows:

•	net income of $78.7 million for the year ended December 31, 2016;

•	other comprehensive income of $3.1 million for the year ended December 31, 2016, arising primarily from unrealized gains on available-for-sale securities;

•	share-based compensation expense of $6.2 million for the year ended December 31, 2016;

•	issuance of 6,700,000 shares of preferred stock, resulting in an increases to shareholders' equity of $161.9 million; and

•	issuance of 2,641,677 shares of common stock, resulting in an increases to shareholders' equity of $64.0 million.
These increases were offset in part by:

•	preferred stock dividends of $9.5 million for the year ended December 31, 2016; and

•	issuance of common stock under share-based compensation arrangements of $4.0 million for the year ended December 31, 2016.
For more information regarding the issuance of preferred and common stock and dividends paid to preferred shareholders, see NOTE 13 - SHAREHOLDERS' EQUITY to Customers' audited financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments and for other operating purposes.  Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest-rate sensitivity and capital position and strives to maintain a strong liquidity position.
Customers' investment portfolio provides periodic cash flows through regular maturities and receipts of periodic payments and can be used as collateral to secure additional liquidity funding.  Our principal sources of funds are proceeds from common and preferred stock issuances, deposits, debt issuances, principal and interest payments on loans and other funds from operations.  Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  As of December 31, 2017, Customers' borrowing capacity with the Federal Home Loan Bank was $4.3 billion, of which $1.6 billion was utilized in borrowings and commitments; and $1.8 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2016, Customers' borrowing capacity with the Federal Home Loan Bank was $4.1 billion, of which $0.9 billion was utilized in borrowings and commitments; and $1.7 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2017 and 2016, Customers' borrowing capacity with the Federal Reserve Bank of Philadelphia was $142.5 million and $158.6 million, respectively.
Net cash flows provided by operating activities were $385.6 million for the year ended December 31, 2017, compared to net cash flows used in operating activities of $270.5 million for the year ended December 31, 2016. Proceeds from the sale of loans held for sale in excess of funds required to originate loans held for sale contributed $322.9 million to cash flows provided by operating activities for the year ended December 31, 2017. Originations of loans held for sale in excess of the proceeds from the sales of loans held for sale required $358.8 million of cash flows used in operating activities for the year ended December 31, 2016.
Net cash flows used in investing activities were $888.5 million for the year ended December 31, 2017, compared to the net cash flows used in investing activities of $599.7 million for the year ended December 31, 2016. Purchases of investment securities available for sale totaled $796.6 million for the year ended December 31, 2017, compared to $5.0 million for the year ended December 31, 2016. Proceeds from sales of investment securities available for sale were $769.2 million for the year ended December 31, 2017, compared to $2.9 million for the year ended December 31, 2016. Purchases of loans held for investment and bank owned life insurance policies totaled $262.6 million and $90.0 million, respectively, for the year ended December 31, 2017. There were no purchases of loans held for investment nor bank owned life insurance policies for the year ended December 31, 2016. Proceeds from sales of loans held for investment totaled $462.5 million for the year ended December 31, 2017, compared to $133.1 million for the year ended December 31, 2016. Net cash flows used to fund new loans held for investment totaled $960.4 million and $795.0 million for the years ended December 31, 2017 and 2016, respectively. Proceeds from maturities, calls and principal repayments of investment securities available for sale totaled $48.1 million for the year ended December 31, 2017, compared to $64.7 million for the year ended December 31, 2016.
Net cash flows provided by financing activities were $384.5 million for the year ended December 31, 2017, compared to $870.2 million for the year ended December 31, 2016. For the year ended December 31, 2017, net increases in short-term borrowed funds from the FHLB provided $743.1 million, proceeds from the issuance of five-year senior notes provided $98.6 million and proceeds from federal funds purchased provided $72.0 million in net cash flows, offset in part by a net decrease in deposits of $503.6 million and preferred stock dividends paid of $14.5 million. For the year ended December 31, 2016, an increase in deposits provided $1.4 billion, net proceeds from the issuance of preferred stock provided $161.9 million, proceeds from long-term FHLB advances provided $75.0 million and proceeds from federal funds purchased provided $13.0 million, offset in part by net repayments of short-term borrowed funds from the FHLB of $831.5 million and preferred stock dividends paid of $9.1 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2017 and 2016, the Bank and the Bancorp met all capital adequacy requirements to which they were subject to.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%
December 31, 2016
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$333,049	4.500%	N/A	N/A	$379,306	5.125%
Customers Bank	$857,421	11.626%	$331,879	4.500%	$479,380	6.500%	$377,973	5.125%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$444,065	6.000%	N/A	N/A	$490,322	6.625%
Customers Bank	$857,421	11.626%	$442,505	6.000%	$590,006	8.000%	$488,599	6.625%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$592,087	8.000%	N/A	N/A	$638,343	8.625%
Customers Bank	$1,003,609	13.608%	$590,006	8.000%	$737,508	10.000%	$636,101	8.625%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A	$372,652	4.000%
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%	$371,466	4.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during first quarter 2015 and the capital conservation buffer effective January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of December 31, 2017, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See NOTE 19 - REGULATORY MATTERS to Customers' audited financial statements for additional discussion regarding regulatory capital requirements.

Capital Ratios

Customers continued to build its capital during 2017.  In general, for the past few years, capital growth has been achieved by retained earnings, increases in capital from sales of common stock and issuance of preferred stock and subordinated debt. During 2017, Customers Bancorp did not issue any preferred stock or common stock in public offerings. During 2016, Customers Bancorp issued non-cumulative perpetual preferred stock, which meets the definition of Tier 1 capital per regulatory guidelines, and common stock. The net proceeds of these offerings is included in the Bancorp's Tier 1 capital ratios presented above. For more information relating to preferred and common stock offerings in 2016, see NOTE 13 - SHAREHOLDERS' EQUITY to Customers' audited financial statements.

Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

The maintenance of appropriate levels of capital is an important objective of Customers' asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank's board of directors has declared a quarterly cash dividend to the Bank's sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2017 and 2016, include the following:

•	$5.1 million declared on January 20, 2016, and paid on March 10, 2016;

•	$6.0 million declared on April 27, 2016, and paid on June 27, 2016;

•	$6.5 million declared on July 27, 2016, and paid on September 12, 2016;

•	$7.8 million declared on October 26, 2016, and paid on December 12, 2016;

•	$7.8 million declared on January 25, 2017, and paid on March 13, 2017;

•	$7.8 million declared on April 26, 2017, and paid on June 12, 2017;

•	$11.3 million declared on July 26, 2017, and paid on September 11, 2017;

•	$11.3 million declared on October 25, 2017, and paid on December 11, 2017; and

•	$11.3 million declared on January 24, 2018, and payable on March 10, 2018.

OFF-BALANCE-SHEET ARRANGEMENTS
Customers is involved with financial instruments and other commitments with off-balance-sheet risks. Financial instruments with off-balance-sheet risks are incurred in the normal course of business to meet the financing needs of the Bank's customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments.  The same credit policies are used in making commitments and conditional obligations as are used for on-balance-sheet instruments.  Because they involve credit risk similar to extending a loan, these financial instruments are subject to the Bank’s credit policy and other underwriting standards.
As of December 31, 2017 and 2016, the following off-balance-sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2017	2016
(amounts in thousands)
Commitments to fund loans	$333,874	$244,784
Unfunded commitments to fund mortgage warehouse loans	1,567,139	1,230,596
Unfunded commitments under lines of credit	485,345	480,446
Letters of credit	39,890	40,223
Other unused commitments	6,679	5,310
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
Commitments to fund loans and unfunded commitments under lines of credit may be obligations of the Bank as long as there is no violation of any condition established in the contract.  Because many of the commitments are expected to expire without having been drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if the Bank deems it to be necessary upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Mortgage warehouse loan commitments are agreements to fund the pipelines of mortgage banking businesses from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. Government through one of its programs, such as FHA or VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation.
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

CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2017.  Interest on subordinated notes and senior notes was calculated using then current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	More than five years
(amounts in thousands)
Operating leases	$27,557	$5,499	$9,029	$6,598	$6,431
Benefit plan commitments	4,500	300	600	600	3,000
Contractual maturities of time deposits	1,905,693	1,453,519	340,623	111,442	109
Subordinated notes	110,000	—	—	—	110,000
Interest on subordinated notes	77,406	6,738	13,475	13,475	43,718
Loan commitments	2,386,358	1,964,040	87,891	86,392	248,035
Senior notes	188,250	63,250	25,000	100,000	—
Interest on senior notes	21,848	7,458	8,465	5,925	—
Other commitments (1)	6,679	—	6,679	—	—
Standby letters of credit	39,890	34,935	3,286	1,669	—
Total	$4,768,181	$3,535,739	$495,048	$326,101	$411,293

(1)	Represents commitments funding in approximately one-to-three years that are subject to unscheduled requests for payment.
NEW ACCOUNTING PRONOUNCEMENTS
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Interest-Rate Sensitivity
The largest component of Customers' net income is net interest income, and the majority of its financial instruments are interest-rate sensitive assets and liabilities with various term structures and maturities.  One of the primary objectives of management is to maximize net interest income while minimizing interest-rate risk.  Interest-rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Customers' asset/liability committee actively seeks to monitor and control the mix of interest-rate sensitive assets and interest-rate sensitive liabilities.
Customers uses two complementary methods to analyze and measure interest-rate sensitivity as part of the overall management of interest-rate risk; they are income simulation modeling and estimates of economic value of equity.  The combination of these two methods provides a reasonably comprehensive summary of the levels of interest-rate risk of Customers' exposure to time factors and changes in interest-rate environments.
Income simulation modeling is used to measure interest-rate sensitivity and manage interest-rate risk.  Income simulation considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield-curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income simulation modeling, Customers has estimated the net interest income for the year ending December 31, 2018, based upon the assets, liabilities and off-balance-sheet financial instruments in existence at December 31, 2017. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”).  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low-interest-rate environment that renders the down-200 and down-300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest-rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2018, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(10.7)%
Up 2%	(4.5)%
Up 1%	(0.9)%
Down 1%	(4.4)%
The net changes in net interest income in all scenarios are within Customers Bank’s interest-rate risk policy guidelines.
Economic value of equity (“EVE”) estimates the discounted present value of asset and liability cash flows.  Discount rates are based upon market prices for comparable assets and liabilities.  Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low-interest-rate environment that renders the down-200 and down-300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest-rate hikes. This method of measurement primarily evaluates the longer-term repricing risks and options in Customers Bank’s balance sheet.

The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2017, resulting from the referenced shocks to interest rates.

Rate Shocks	From base
Up 3%	(24.6)%
Up 2%	(14.0)%
Up 1%	(5.7)%
Down 1%	0.1%
The net changes in economic value of equity in all scenarios are within Customers Bank’s interest-rate risk policy guidelines.
The matching of assets and liabilities may also be analyzed by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank’s interest-rate sensitivity “gap.” An asset or liability is considered interest-rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017, that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed-rate loans and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2017
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
(dollars in thousands)
Assets
Interest-earning deposits and federal funds sold	$125,935	$—	$—	$—	$—	$—	$125,935
Investment securities	12,154	11,798	22,623	97,082	74,377	243,906	461,940
Loans (a)	3,356,615	201,023	408,842	2,446,023	1,979,297	273,894	8,665,694
Other interest-earning assets	—	—	—	109,767	—	—	109,767
Total interest-earning assets	3,494,704	212,821	431,465	2,652,872	2,053,674	517,800	9,363,336
Non interest-earning assets	—	—	—	—	—	443,256	443,256
Total assets	3,494,704	212,821	431,465	2,652,872	2,053,674	961,056	$9,806,592
Liabilities
Other interest-bearing deposits	$200,948	$190,905	$353,699	$1,102,795	$591,423	$1,414,085	$3,853,855
Time deposits	398,592	717,389	349,553	331,012	109,147	—	1,905,693
Other borrowings	1,661,860	105,000	—	—	—	—	1,766,860
Subordinated debt	—	—	—	—	—	108,880	108,880
Total interest-bearing liabilities	2,261,400	1,013,294	703,252	1,433,807	700,570	1,522,965	7,635,288
Non-interest-bearing liabilities	28,979	27,826	52,372	453,153	124,039	448,428	1,134,797
Shareholders’ equity	—	—	—	—	—	1,036,507	1,036,507
Total liabilities and shareholders’ equity	2,290,379	1,041,120	755,624	1,886,960	824,609	3,007,900	$9,806,592
Interest sensitivity gap	$1,204,325	$(828,299)	$(324,159)	$765,912	$1,229,065	$(2,046,844)
Cumulative interest sensitivity gap		$376,026	$51,867	$817,779	$2,046,844	$—
Cumulative interest sensitivity gap to total assets	12.3%	3.8%	0.5%	8.3%	20.9%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	154.5%	113.2%	104.0%	125.5%	144.7%	122.6%

(a)	Includes loans held for sale
As shown above, Customers has a positive cumulative gap (cumulative interest-sensitive assets are higher than cumulative interest-sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to an increase in net interest income, and a decrease in rates may lead to a decrease in net interest income.  Interest-rate-sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities.  Thus, indications based on a negative or positive gap position need to be analyzed in conjunction with other interest-rate risk management tools.
Management believes that the assumptions and combination of methods utilized in evaluating estimated net interest income are reasonable.  However, the interest-rate sensitivity of our assets, liabilities and off-balance-sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions were to be used or actual experience were to differ from the assumptions used in the model.

Item 8.        Financial Statements and Supplementary Data

Financial statements for the three years ended
December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2013.

/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 23, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Customers Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Customers Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 23, 2018

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$20,388	$37,485
Interest earning deposits	125,935	227,224
Cash and cash equivalents	146,323	264,709
Investment securities available for sale, at fair value	471,371	493,474
Loans held for sale (includes $1,795,294 and $2,117,510, respectively, at fair value)	1,939,485	2,117,510
Loans receivable	6,768,258	6,154,637
Allowance for loan losses	(38,015)	(37,315)
Total loans receivable, net of allowance for loan losses	6,730,243	6,117,322
FHLB, Federal Reserve Bank, and other restricted stock	105,918	68,408
Accrued interest receivable	27,021	23,690
Bank premises and equipment, net	11,955	12,769
Bank-owned life insurance	257,720	161,494
Other real estate owned	1,726	3,108
Goodwill and other intangibles	16,295	17,621
Other assets	131,498	102,631
Total assets	$9,839,555	$9,382,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,052,115	$966,058
Interest bearing	5,748,027	6,337,717
Total deposits	6,800,142	7,303,775
Federal funds purchased	155,000	83,000
FHLB advances	1,611,860	868,800
Other borrowings	186,497	87,123
Subordinated debt	108,880	108,783
Accrued interest payable and other liabilities	56,212	75,383
Total liabilities	8,918,591	8,526,864
Commitments and contingencies (NOTE 18)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2017 and 2016	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,912,763 and 30,820,177 shares issued as of December 31, 2017 and 2016; 31,382,503 and 30,289,917 shares outstanding as of December 31, 2017 and 2016	31,913	30,820
Additional paid in capital	422,096	427,008
Retained earnings	258,076	193,698
Accumulated other comprehensive loss, net	(359)	(4,892)
Treasury stock, at cost (530,260 shares as of December 31, 2017 and 2016)	(8,233)	(8,233)
Total shareholders’ equity	920,964	855,872
Total liabilities and shareholders’ equity	$9,839,555	$9,382,736
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Interest income:
Loans receivable, including fees	$266,539	$233,349	$182,280
Loans held for sale	73,397	69,469	51,553
Investment securities	25,153	14,293	10,405
Other	7,761	5,428	5,612
Total interest income	372,850	322,539	249,850
Interest expense:
Deposits	67,582	48,268	33,982
Other borrowings	10,056	6,438	6,096
FHLB advances	21,130	11,597	6,743
Subordinated debt	6,739	6,739	6,739
Total interest expense	105,507	73,042	53,560
Net interest income	267,343	249,497	196,290
Provision for loan losses	6,768	3,041	20,566
Net interest income after provision for loan losses	260,575	246,456	175,724
Non-interest income:
Interchange and card revenue	41,509	24,681	557
Deposit fees	10,039	8,067	944
Mortgage warehouse transactional fees	9,345	11,547	10,394
Gain (loss) on sale of investment securities	8,800	25	(85)
Bank-owned life insurance	7,219	4,736	7,006
Gains on sale of SBA and other loans	4,223	3,685	4,047
Mortgage banking income	875	969	741
Impairment loss on investment securities	(12,934)	(7,262)	—
Other	9,834	9,922	4,113
Total non-interest income	78,910	56,370	27,717
Non-interest expense:
Salaries and employee benefits	95,518	80,641	58,777
Technology, communication and bank operations	45,885	26,839	10,596
Professional services	28,051	20,684	11,042
Occupancy	11,161	10,327	8,668
FDIC assessments, non-income taxes, and regulatory fees	7,906	13,097	10,728
Provision for operating losses	6,435	3,517	140
Loan workout	2,366	2,063	1,127
Advertising and promotion	1,470	1,549	1,475
Other real estate owned	570	1,953	2,516
Merger and acquisition related expenses	410	1,195	—
Other	15,834	16,366	9,877
Total non-interest expense	215,606	178,231	114,946
Income before income tax expense	123,879	124,595	88,495
Income tax expense	45,042	45,893	29,912
Net income	78,837	78,702	58,583
Preferred stock dividends	14,459	9,515	2,493
Net income available to common shareholders	$64,378	$69,187	$56,090
Basic earnings per common share	$2.10	$2.51	$2.09
Diluted earnings per common share	$1.97	$2.31	$1.96
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$78,837	$78,702	$58,583
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	12,266	(3,335)	(10,140)
Income tax effect	(4,378)	1,317	3,759
Reclassification adjustments for (gains) losses included in net income	(8,800)	7,237	85
Income tax effect	3,432	(2,714)	(32)
Net unrealized gains (losses) on available-for-sale securities	2,520	2,505	(6,328)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	666	(1,093)	(2,532)
Income tax effect	(260)	464	998
Reclassification adjustment for losses included in net income	2,634	1,946	—
Income tax effect	(1,027)	(730)	—
Net unrealized gains (losses) on cash flow hedges	2,013	587	(1,534)
Other comprehensive income (loss), net of income tax effect	4,533	3,092	(7,862)
Comprehensive income	$83,370	$81,794	$50,721
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2014	—	$—	26,745,529	$27,278	$355,822	$68,421	$(122)	$(8,254)	$443,145
Net income	—	—	—	—	—	58,583	—	—	58,583
Other comprehensive loss	—	—	—	—	—	—	(7,862)	—	(7,862)
Issuance of preferred stock, net of offering costs of $1,931	2,300,000	55,569	—	—	—	—	—	—	55,569
Preferred stock dividends	—	—	—	—	—	(2,493)	—	—	(2,493)
Share-based compensation expense	—	—	—	—	4,862	—	—	—	4,862
Exercise of warrants	—	—	7,611	8	90	—	—	—	98
Issuance of common stock under share-based-compensation arrangements	—	—	148,661	146	1,833	—	—	21	2,000
Balance, December 31, 2015	2,300,000	55,569	26,901,801	27,432	362,607	124,511	(7,984)	(8,233)	553,902
Net income	—	—	—	—	—	78,702	—	—	78,702
Other comprehensive income	—	—	—	—	—	—	3,092	—	3,092
Issuance of common stock, net of offering costs of $2,238	—	—	2,641,677	2,642	61,389	—	—	—	64,031
Issuance of preferred stock, net of offering costs of $5,598	6,700,000	161,902	—	—	—	—	—	—	161,902
Preferred stock dividends	—	—	—	—	—	(9,515)	—	—	(9,515)
Share-based compensation expense	—	—	—	—	6,189	—	—	—	6,189
Exercise of warrants	—	—	345,414	345	1,186	—	—	—	1,531
Issuance of common stock under share-based-compensation arrangements	—	—	401,025	401	(4,363)	—	—	—	(3,962)
Balance, December 31, 2016	9,000,000	217,471	30,289,917	30,820	427,008	193,698	(4,892)	(8,233)	855,872
Net income	—	—	—	—	—	78,837	—	—	78,837
Other comprehensive income	—	—	—	—	—	—	4,533	—	4,533
Preferred stock dividends	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	6,088	—	—	—	6,088
Exercise of warrants	—	—	74,161	74	985	—	—	—	1,059
Issuance of common stock under share-based-compensation arrangements	—	—	1,018,425	1,019	(11,985)	—	—	—	(10,966)
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$78,837	$78,702	$58,583
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	6,768	3,041	20,566
Depreciation and amortization	10,801	5,897	3,998
Share-based compensation expense	7,167	7,069	5,661
Deferred taxes	14,820	(2,579)	(10,092)
Net amortization of investment securities premiums and discounts	702	891	858
(Gain) loss on sale of investment securities	(8,800)	(25)	85
Impairment loss on investment securities	12,934	7,262	—
Gain on sale of SBA and other loans	(4,898)	(3,685)	(4,479)
Origination of loans held for sale	(30,125,427)	(36,130,924)	(29,925,763)
Proceeds from the sale of loans held for sale	30,448,318	35,772,081	29,504,104
Decrease (increase) in FDIC loss sharing receivable net of clawback liability	—	255	(2,430)
Amortization of fair value discounts and premiums	88	405	832
Net loss on sales of other real estate owned	154	130	761
Valuation and other adjustments to other real estate owned, net of FDIC receivable	298	1,473	992
Earnings on investment in bank-owned life insurance	(7,219)	(4,736)	(7,006)
Increase in accrued interest receivable and other assets	(32,256)	(11,538)	(12,024)
(Decrease) increase in accrued interest payable and other liabilities	(16,687)	5,819	8,706
Net Cash Provided by (Used in) Operating Activities	385,600	(270,462)	(356,648)
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(796,594)	(5,000)	(231,703)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	48,124	64,701	76,331
Proceeds from sales of investment securities available for sale	769,203	2,852	806
Net increase in loans	(960,372)	(794,954)	(1,341,133)
Purchase of loans	(262,641)	—	—
Proceeds from sale of loans	462,518	133,104	248,060
Purchases of bank-owned life insurance	(90,000)	—	(15,000)
Proceeds from bank-owned life insurance	1,418	619	3,384
Net (purchases of) proceeds from FHLB, Federal Reserve Bank, and other restricted stock	(37,510)	22,433	(8,839)
(Payments to) reimbursements from the FDIC on loss sharing agreements	—	(2,049)	3,917
Purchases of leased assets under operating leases	(22,223)	—	—
Purchases of bank premises and equipment	(2,135)	(5,426)	(2,939)
Proceeds from sales of other real estate owned	1,680	1,051	8,890
Acquisition of Disbursements business, net	—	(17,000)	—
Net Cash Used in Investing Activities	(888,532)	(599,669)	(1,258,226)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(503,633)	1,394,276	1,376,985
Net increase (decrease) in short-term borrowed funds from the FHLB	743,060	(831,500)	(17,700)
Net increase in federal funds purchased	72,000	13,000	70,000
Proceeds from long-term FHLB borrowings	—	75,000	25,000
Proceeds from issuance of long-term debt	98,564	—	—
Net proceeds from issuance of preferred stock	—	161,902	55,569
Preferred stock dividends paid	(14,459)	(9,051)	(2,314)
Exercise of warrants	1,059	1,532	98
Payment of employee taxes withheld from share-based awards	(14,761)	(5,897)	—
Net proceeds from issuance of common stock	2,716	70,985	806
Net Cash Provided by Financing Activities	384,546	870,247	1,508,444
Net (Decrease) Increase in Cash and Cash Equivalents	(118,386)	116	(106,430)
Cash and Cash Equivalents – Beginning	264,709	264,593	371,023
Cash and Cash Equivalents – Ending	$146,323	$264,709	$264,593
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Supplementary Cash Flow Information
Interest paid	$101,575	$71,216	$51,313
Income taxes paid	40,282	57,251	38,734
Non-cash Items:
Transfer of loans to other real estate owned	$750	$703	$3,467
Transfer of loans from held for investment to held for sale	150,638	—	—
Transfer of loans from held for sale to held for investment	—	25,118	30,365
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; and nationally for certain loan and deposit products.  The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products to customers through its limited-purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York, and Philadelphia, Pennsylvania. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies.
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. In October 2017, Customers announced its intent to spin-off its BankMobile business directly to Customers’ shareholders, to be followed by a merger of BankMobile into Flagship Community Bank ("Flagship"), as the most favorable option for disposition of BankMobile to Customers' shareholders rather than sell the business directly to a third party. Until execution of the spin-off and merger transaction, the assets and liabilities of BankMobile will be reported as held and used for all periods presented. Previously, Customers had stated its intention to sell BankMobile and, accordingly, all BankMobile-related assets and liabilities were reported as held for sale in the consolidated balance sheet as of December 31, 2016, and its operating results and cash flows for the years ended December 31, 2016 and 2015, were presented as discontinued operations. All prior period amounts have been reclassified to conform with the current period consolidated financial statement presentation. See NOTE 3 - SPIN-OFF AND MERGER.
Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

NOTE 2 – ACQUISITION ACTIVITY

On June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the Disbursement business from Higher One. The acquisition was completed pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") dated as of December 15, 2015, between Customers and Higher One. Under the terms of the Purchase Agreement, Customers also acquired all existing relationships with vendors and educational institutions, and all intellectual property and assumed normal business related liabilities. In conjunction with the acquisition, Customers hired approximately 225 Higher One employees primarily located in New Haven, Connecticut that manage the Disbursement business and serve the Disbursement business customers.

The transaction contemplated aggregate guaranteed payments to Higher One of $42 million. The aggregate purchase price payable by Customers was $37 million in cash, with the payments to be made as follows: (i) $17 million in cash paid upon the closing of the acquisition, (ii) $10 million in cash to be paid upon the first anniversary of the closing and (iii) $10 million in cash to be paid upon the second anniversary of the closing. In addition, concurrently with the closing, the parties entered into a Transition Services Agreement pursuant to which Higher One provided certain transition services to Customers through June 30, 2017. As consideration for these services, Customers paid Higher One an additional $5 million in cash. Customers will also be required to make additional payments to Higher One if, during the three years following the closing, revenues from the Disbursement business exceed $75 million in a year. The potential payment is equal to 35% of the amount the Disbursement business related revenue exceeds $75 million in each year. As of December 31, 2017, Customers has not recorded a liability for any additional contingent consideration payable under the Purchase Agreement.

As specified in the Purchase Agreement, the payments of $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing were placed into an escrow account with a third party. Upon the first anniversary of the transaction closing in June 2017, Customers paid to Higher One the first $10 million installment payment. In December 2017, Customers paid $5 million of the second installment payment to Higher One in advance of the second anniversary of the transaction closing pursuant to a mutual agreement between Customers and Higher One. The remaining $5 million of the second installment payment will be held in the escrow account until June 2018.

The escrow account with $5 million and $20 million, respectively, as of December 31, 2017 and 2016, in aggregate restricted cash and the corresponding obligation to pay Higher One pursuant to the terms of the Purchase Agreement have been assigned to BankMobile and are included with "Cash and cash equivalents" and "Accrued interest payable and other liabilities" on the December 31, 2017 and 2016 consolidated balance sheets. For more information regarding Customers' plans for BankMobile and the presentation of BankMobile within the consolidated financial statements, see NOTE 3 - SPIN-OFF AND MERGER.
The assets acquired and liabilities assumed were initially presented at their estimated fair values based on a preliminary allocation of the purchase price. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that were highly subjective and subject to change. The fair value estimates were considered preliminary and subject to change after the closing date of the acquisition if additional information became available. Based on a preliminary purchase price allocation, Customers recorded $4.3 million in goodwill as a result of the acquisition. At December 31, 2016, Customers recorded adjustments to the estimated fair values of prepaid expenses and other liabilities, which resulted in a $1.0 million increase in goodwill. The adjusted amount of goodwill of $5.3 million reflects the excess purchase price over the estimated fair value of the net assets acquired. The goodwill recorded is deductible for tax purposes. The purchase price allocation was considered final as of June 30, 2017. The following table summarizes the final adjusted amounts recognized for assets acquired and liabilities assumed:

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
(1) Includes $10 million payable to Higher One upon each of the first and second anniversary of the transaction closing, which has been placed into an escrow account with a third party (aggregate amount of $20 million). As of December 31, 2017, $15 million of the $20 million installment payments had been paid to Higher One.

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

NOTE 3 – SPIN-OFF AND MERGER

In third quarter 2017, Customers decided that the best strategy for its shareholders to realize the value of the BankMobile business was to divest BankMobile through a spin-off of BankMobile to Customers' shareholders to be followed by a merger with Flagship Community Bank ("Flagship"). An Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the “Amended Agreement”) with Flagship to effect the spin-off and merger and Flagship’s related purchase of BankMobile deposits from Customers was executed on November 17, 2017. Per the provisions of the Amended Agreement, the spin-off will be followed by a merger of Customers' BankMobile Technologies, Inc. ("BMT") subsidiary into Flagship, with Customers' shareholders first receiving shares of BMT as a dividend in the spin-off and then receiving shares of Flagship common stock in the merger of BMT into Flagship in exchange for the shares of BMT common stock they received in the spin-off. Flagship will separately purchase BankMobile deposits directly from Customers for cash. Following completion of the spin-off and merger and other transactions contemplated in the Amended Agreement between Customers and Flagship, BMT's shareholders would receive collectively more than 50% of Flagship common stock. The common stock of the merged entities, expected to be called BankMobile, is expected to be listed on a national securities exchange after completion of the transactions. In connection with the signing of the Amended Agreement on November 17, 2017, Customers deposited $1.0 million in an escrow account with a third party to be reserved for payment to Flagship in the event the Amended Agreement is terminated for reasons described in the Amended Agreement. This $1.0 million is considered restricted cash and is presented in cash and cash equivalents in the accompanying December 31, 2017 consolidated balance sheet. The Amended Agreement provides that completion of the transactions will be subject to the receipt of all necessary regulatory approvals, certain Flagship shareholder approvals, successful raising of capital by Flagship and other customary closing conditions. Customers expects the transactions to close in mid-2018.

At December 31, 2016, Customers intended to sell its BankMobile division, and the BankMobile division met the criteria to be classified as held for sale; and accordingly the assets and liabilities of BankMobile were presented as “Assets held for sale,” “Non-interest bearing deposits held for sale,” and “Other liabilities held for sale” and BankMobile’s operating results and associated cash flows were presented as “Discontinued operations.” However, generally accepted accounting principles require that assets, liabilities, operating results and cash flows associated with a business to be disposed of through a spin-off and merger transaction should not be reported as held for sale or discontinued operations until execution of the spin-off and merger. As a result, beginning in third quarter 2017, the period in which Customers decided to spin-off BankMobile rather than selling directly to a third party, BankMobile's assets, liabilities, operating results and cash flows were no longer reported as held for sale or discontinued operations but instead were reported as held and used. At September 30, 2017, Customers measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made.

BankMobile's assets, liabilities, operating results and cash flows at December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, are reported as held and used in the accompanying consolidated financial statements.
Prior reported December 31, 2016 assets held for sale, non-interest bearing deposits held for sale and other liabilities held for sale have been reclassified to conform with the current period presentation as summarized below. Amounts previously reported as discontinued operations for the years ended December 31, 2016 and 2015, have also been reclassified to conform with the current period presentation as summarized below. Customers will continue reporting the Community Business Banking and BankMobile segment results. See NOTE 24 - BUSINESS SEGMENTS.

The following table summarizes the effects of the reclassification of BankMobile's assets and liabilities from held for sale to held and used on the previously reported consolidated balance sheet as of December 31, 2016:

	December 31, 2016 As Previously Reported	Effect of Reclassification From Held For Sale to Held and Used	December 31, 2016 After Reclassification
(amounts in thousands)
ASSETS
Cash and cash equivalents	$244,709	$20,000	$264,709
Loans receivable	6,142,390	12,247	6,154,637
Bank premises and equipment, net	12,259	510	12,769
Goodwill and other intangibles	3,639	13,982	17,621
Assets held for sale	79,271	(79,271)	—
Other assets	70,099	32,532	102,631
LIABILITIES
Demand, non-interest bearing deposits	$512,664	$453,394	$966,058
Interest-bearing deposits	6,334,316	3,401	6,337,717
Non-interest bearing deposits held for sale	453,394	(453,394)	—
Other liabilities held for sale	31,403	(31,403)	—
Accrued interest payable and other liabilities	47,381	28,002	75,383

The following table summarizes the effects of the reclassification of BankMobile's operating results from discontinued operations to continuing operations for the year ended December 31, 2016:

	Year Ended December 31, 2016 As Previously Reported	Effect of Reclassification From Discontinued Operations	Year Ended December 31, 2016 After Reclassification
(amounts in thousands)
Interest income	$322,539	$—	$322,539
Interest expense	73,023	19	73,042
Net interest income	249,516	(19)	249,497
Provision for loan losses	2,345	696	3,041
Non-interest income	23,165	33,205	56,370
Non-interest expenses	131,217	47,014	178,231
Income from continuing operations before income taxes	139,119	(14,524)	124,595
Provision for income taxes	51,412	(5,519)	45,893
Net income from continuing operations	87,707	(9,005)	78,702
Loss from discontinued operations before income taxes	(14,524)	14,524	—
Income tax benefit from discontinued operations	(5,519)	5,519	—
Net loss from discontinued operations	(9,005)	9,005	—
Net income	78,702	—	78,702
Preferred stock dividend	9,515	—	9,515
Net income available to common shareholders	$69,187	$—	$69,187

The following table summarizes the effects of the reclassification of BankMobile's operating results from discontinued operations to continuing operations for the year ended December 31, 2015:

	Year Ended December 31, 2015 As Previously Reported	Effect of Reclassification From Discontinued Operations	Year Ended December 31, 2015 After Reclassification
(amounts in thousands)
Interest income	$249,850	$—	$249,850
Interest expense	53,551	9	53,560
Net interest income	196,299	(9)	196,290
Provision for loan losses	20,566	—	20,566
Non-interest income	27,572	145	27,717
Non-interest expenses	107,568	7,378	114,946
Income from continuing operations before income taxes	95,737	(7,242)	88,495
Provision for income taxes	32,664	(2,752)	29,912
Net income from continuing operations	63,073	(4,490)	58,583
Loss from discontinued operations before income taxes	(7,242)	7,242	—
Income tax benefit from discontinued operations	(2,752)	2,752	—
Net loss from discontinued operations	(4,490)	4,490	—
Net income	58,583	—	58,583
Preferred stock dividend	2,493	—	2,493
Net income available to common shareholders	$56,090	$—	$56,090

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and reporting policies of Customers Bancorp, Inc. and subsidiaries are in conformity with accounting principles generally accepted in the United States of America and predominant practices of the banking industry.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchased-credit-impaired loans, valuation of deferred tax assets, other-than-temporary impairment losses on securities, fair values of financial instruments, fair value of stock option awards and annual goodwill and intangible asset impairment analysis.

Reclassifications

As described in NOTE 3 - SPIN-OFF AND MERGER, during third quarter 2017 Customers reclassified BankMobile, a segment which Customers previously intended to sell directly to a third party but decided to divest in a spin-off to its shareholders, was reclassified from held for sale to held and used because it no longer met the held-for-sale criteria. Certain prior period amounts and note disclosures (including NOTE 5, NOTE 9, NOTE 10, NOTE 11, NOTE 16, NOTE 20 and NOTE 23) have been reclassified to conform with the current period presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries, including Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., as well as Customers Bank's wholly owned subsidiaries, CIC, Inc., BankMobile Technologies, Inc., Customers Commercial Finance, LLC and Devon Service PA LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Statements of Cash Flows

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with banks with a maturity date of three months or less and are recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of its approximate fair value. Changes in the balances of cash and cash equivalents are reported in the consolidated statements of cash flows. Cash receipts from the repayment or sale of loans are classified within the statement of cash flows based on management's original intent upon origination of the loan, as prescribed by accounting guidance related to the statement of cash flows. Cash used upon initial funding of Customers' mortgage warehousing lending transactions and proceeds received when the mortgage loans are sold into the secondary market are classified as operating activities within the statement of cash flows.

Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank.  Customers Bank generally maintains balances in excess of the required levels at the Federal Reserve Bank. At December 31, 2017 and 2016, these reserve balances were $164.7 million and $149.3 million, respectively.
In connection with the acquisition of the Disbursement business from Higher One, as of December 31, 2017, Customers had $5 million in an escrow account restricted in use with a third party to be paid to Higher One upon the second anniversary of the transaction closing as described in NOTE 2 - ACQUISITION ACTIVITY. In connection with the spin-off and merger, Customers had $1.0 million in an escrow account with a third party that is reserved for payment to Flagship in the event the agreement is terminated for reasons described in the agreement. See NOTE 3 - SPIN-OFF AND MERGER for additional details related to this escrow account.
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with Accountings Standards Codification ("ASC") 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values as of the date of acquisition and are recognized separately from goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. Customers recognizes goodwill when the acquisition price exceeds the estimated fair value of the net assets acquired.
Investment Securities
Customers acquires securities, largely mortgage-backed securities, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Securities are classified at the time of acquisition as available for sale, held to maturity or trading, and their classification determines the accounting as follows:
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
Held to maturity: Investment securities classified as held to maturity are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. There were no securities classified as held to maturity as of December 31, 2017 and 2016.
Trading: Investment securities classified as trading are those debt and equity securities that management intends to actively trade. These securities are carried at their current fair value, with changes in fair value reported in income. Customers does not actively trade securities.
For available-for-sale and held-to-maturity securities, management periodically assesses whether the securities are other than temporarily impaired. Other-than-temporary impairment means that management believes a security’s decline in fair value below its amortized cost basis is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default and/or other factors. When a held-to-maturity or available-for-sale debt security is assessed for other-than-

temporary impairment, management has to first consider (a) whether Customers intends to sell the security, and (b) whether it is more likely than not that Customers will be required to sell the security prior to recovery of its amortized cost basis.
If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the consolidated statements of income equal to the full amount of the decline in fair value below the amortized cost basis. If neither of these circumstances applies to a security, but Customers does not expect to recover the entire amortized cost basis, an other-than-temporary impairment has occurred that must be separated into two categories for debt securities: (a) the amount related to a credit loss and (b) the amount related to other factors. In determining the amount of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected to the amortized cost basis of the security. The portion of the total other-than-temporary impairment attributed to a credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows expected to be collected), while the amount related to all other factors is recognized in accumulated other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in accumulated other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
For marketable equity securities, Customers considers the issuer’s financial condition, capital strength and near-term prospects to determine whether an impairment is temporary or other-than-temporary. Customers also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment as of the balance sheet date is recognized in earnings even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value.
Beginning January 1, 2018, changes in the fair value of marketable equity securities classified as available for sale will be recorded in earnings in the period in which they occur and will no longer be deferred in accumulated other comprehensive income. Amounts previously recorded to accumulated other comprehensive income were reclassified to retained earnings on January 1, 2018.
Loan Accounting Framework
The accounting for a loan depends on management’s strategy for the loan and on whether the loan was credit impaired at the date of acquisition. The Bank accounts for loans based on the following categories:

•	Loans held for sale,

•	Loans at fair value,

•	Loans receivable and

•	Purchased loans.
The discussion that follows describes the accounting for loans in these categories.
Loans Held for Sale and Loans at Fair Value
Loans originated or acquired by Customers with the intent to sell them in the secondary market are carried either at the lower of cost or fair value, determined in the aggregate, or at fair value, depending upon an election made at the time the loan is originated. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans accounted for at the lower of cost or fair value are recognized in earnings based on the difference between the proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.
As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value. When the recorded investment of the loan exceeds its fair value at the date of transfer to the held-for-sale portfolio, the excess will be recognized as a charge against the allowance for loan losses to the extent the loan's reduction in fair value has already been provided for in the allowance for loan losses. Any subsequent lower of cost or fair value adjustments are recognized as a valuation allowance with charges recognized in non-interest income.
Loans originated or acquired by Customers with the intent to sell them for which fair value accounting is elected are reported at fair value, with changes in fair value recognized in earnings in the period in which they occur. Upon sale, any difference between the proceeds received and the carrying amount of the loan is recognized in earnings. No fees or costs related to such loans are deferred, so they do not affect the gain or loss calculation at the time of sale.
Certain mortgage warehouse lending transactions subject to master repurchase agreements are designated as held for sale and reported at fair value based on an election made to account for the loans at fair value. Pursuant to these agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third party investors when the loans are sold into the secondary market (i.e, the repurchase event).
An allowance for loan losses is not maintained on loans designated as held for sale or reported at fair value.
Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the level-yield method without anticipating prepayments. Customers is generally amortizing these amounts over the contractual life of the loans.
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is well secured.  When a loan is placed on non-accrual status, unpaid accrued interest previously credited to income is reversed. Interest received on non-accrual loans is generally applied against principal until all principal has been recovered.  Thereafter, payments are recognized as interest income until all unpaid amounts have been received.  Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a minimum of six months, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Purchased Loans
Customers believes that the varying circumstances under which it purchases loans and the diverse credit quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be purchased credit-impaired loans. Therefore, loan purchases are evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Loans that are purchased that do not have evidence of credit deterioration
Purchased performing loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized or accreted as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.
Loans that are purchased that have evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected
For these types of loan purchases, evidence of deteriorated credit quality may include past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages.
The fair value of loans with evidence of credit deterioration is recorded net of a nonaccretable difference and accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference that is not included in the carrying amount of acquired loans. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on accretion of interest income in future periods. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of those cash flows.
Purchased credit-impaired ("PCI") loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have similar risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, Customers re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect the then-current market conditions. If the timing and/or amounts of expected cash flows on purchased credit-impaired loans are determined not to be reasonably estimable, no interest is accreted, and the loans are reported as non-accrual loans; however, when the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, interest is accreted, and the loans are reported as performing loans.
Allowance for Loan Losses
The allowance for loan losses is established as losses that are estimated to have occurred and are recognized through provisions for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level considered appropriate to absorb probable incurred loan losses inherent in the loan portfolio as of the reporting date.
Customers segments its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses.
Customers' loan groups include multi-family, commercial and industrial, owner and non-owner occupied commercial real estate, construction, residential real estate, manufactured housing, other consumer and PCI loans. Loans originated pursuant to the rules and regulations of the Small Business Administration ("SBA loans") are further segmented. Customers also further segments its residential real estate portfolio into two classes based upon certain risk characteristics: first-mortgage loans and home equity loans and lines of credit.  The remaining loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segmented.
The total allowance for loan losses consists of an allowance for impaired loans, a general allowance for losses and may also include residual non-specific reserve amounts. The allowance for loan losses is maintained at a level considered adequate to provide for losses that are estimated to have been incurred. Management performs a quarterly assessment of the adequacy of the allowance for loan losses, which is based on Customers' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, peer and industry data and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. Customers' current methodology for determining the allowance for loan losses is based on historical loss rates, peer and industry data, current economic conditions, risk ratings, allowances on loans identified as impaired and other qualitative adjustments as considered appropriate.
The impaired-loan component of the allowance for loan losses generally relates to loans for which it is probable that Customers will be unable to collect all amounts due according to the contractual terms of the loan agreements. Customers analyzes certain loans in its portfolio for impairment in accordance with ASC 310-10-35. Customers' impaired loans generally include loans that have been (i) placed on non-accrual, (ii) restructured in a troubled debt restructuring, regardless of their payment status and (iii) charged-off to their net realizable value. For such loans, an allowance is established when the (i) discounted cash flows, (ii) collateral value or (iii) the impaired loan estimated fair value is lower than the carrying value of the loan.
The general component of the allowance for loan losses covers groups of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon industry, peer or Customers' historical loss rates for each of these groups of loans. After determining the appropriate historical loss rate for each group of loans, management considers current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. The overall effect of these factors is recorded as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to the loan group. The qualitative factors that management generally considers include the following:

•	National, regional and local economic and business conditions, including review of changes in the unemployment rate;

•	Volume and severity of past-due loans, non-accrual loans and classified loans;

•	Lending policies and procedures, including underwriting standards and historically based loss/collection, charge-off and recovery practices;

•	Nature and volume of the portfolio;

•	Existence and effect of any credit concentrations and changes in the level of such concentrations;

•	Risk ratings;

•	Changes in the values of collateral for collateral dependent loans;

•	Changes in the quality of the loan review system;

•	Experience, ability and depth of lending management and staff; and

•	Other external factors, such as changes in the legal, regulatory or competitive environment.

A residual reserve may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual reserve amount reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating credit losses in the portfolio.
The discussion that follows describes Customers' underwriting policies for its primary lending activities and its credit monitoring and charge-off practices.
Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay its obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.
Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans rely on the value associated with the project upon completion. These cost and valuation amounts used are estimates and may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of the developed property. These loans are closely monitored by on-site inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest-rate sensitivity and governmental regulation of real property.
Commercial real estate and multi-family loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan, or the principal business conducted on the property securing the loan, to generate sufficient cash flows to service the debt. In addition, the underwriting considers the amount of the principal advanced relative to the property value. Commercial real estate and multi-family loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate and multi-family loans based on cash flow estimates, collateral valuation and risk-rating criteria. Customers also utilizes third-party experts to provide environmental and market valuations. Substantial effort is required to underwrite, monitor and evaluate commercial real estate and multi-family loans.
Residential real estate loans are secured by one-to-four dwelling units.  This group is further divided into first mortgage and home equity loans.  First mortgages are originated at a loan to value ratio of 80% or less.  Home equity loans have additional risks as a result of typically being in a second position or lower in the event collateral is liquidated.

Manufactured housing loans are loans that are secured by the manufactured housing unit where the borrower may or may not own the underlying real estate and therefore have a higher risk than a residential real estate loan.
Other consumer loans consist of loans to individuals originated through Customers' retail network and are typically secured by personal property or are unsecured. Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any.  The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.
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
Customers also takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or allowance associated with an impaired loan. Accordingly, Customers may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable under the circumstance, and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, Customers may carry a loan at a value that is in excess of the appraised value in certain circumstances, such as when Customers has a guarantee from a borrower that Customers believes has realizable value. In evaluating the strength of any guarantee, Customers evaluates the financial wherewithal of the guarantor, the guarantor’s reputation and the guarantor’s willingness and desire to work with Customers. Customers then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
Customers records charge-offs for residential real estate, consumer and manufactured housing loans after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. Customers may also charge-off these loans below the net appraised valuation if Customers holds a junior-mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior-mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately market the property and the volatile market conditions. In such cases, Customers may abandon its junior mortgage and charge-off the loan balance in full.
Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If Customers estimates decreases in expected cash flows to be collected after acquisition, Customers charges the provision for loan losses and establishes an allowance for loan losses.
Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate and construction loans are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and other consumer loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing loans and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality factor ratings refer to NOTE 9 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES.
Impaired Loans
A loan is generally considered impaired when, based on current information and events, it is probable that Customers will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Customers' impaired loans generally include loans that have been (i) placed on non-accrual, (ii) restructured in a troubled debt restructuring, regardless of their payment status and (iii) charged-off to their net realizable value. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is generally measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to liquidate the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of Customers' collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, third-party licensed appraiser using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant, using observable market data. Similarly, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as customer and university relationships and non-compete agreements, are amortized over their estimated useful lives and are subject to impairment testing. Goodwill and other intangible assets recognized as part of the Disbursement business acquisition in June 2016 were based on a preliminary allocation of the purchase price. At December 31, 2016, Customers recorded adjustments to the estimated fair values of the net assets acquired in the Disbursement business acquisition, which resulted in a $1.0 million increase in goodwill. For more information regarding the net assets acquired and goodwill recorded upon acquisition of the Disbursement business, see NOTE 2 - ACQUISITION ACTIVITY.
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. As described below, Customers early adopted Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment, during its annual goodwill impairment review in October 2017. The new rules provide that the goodwill impairment charge will be the amount by which the reporting unit's carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same one-step impairment test is applied to goodwill at all reporting units. Customers applies a qualitative assessment for its reporting units to determine if the one-step quantitative impairment test is necessary.
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

As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance and other trends specific to the banking industry as well as an initial valuation of the BankMobile business performed by an independent third party. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2017 and 2016, goodwill and other intangible assets totaled $16.3 million and $17.6 million, respectively.
FHLB, Federal Reserve Bank and other restricted stock
FHLB, Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank and Atlantic Community Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2017 and 2016, was $105.9 million and $68.4 million, respectively, which included $83.7 million and $51.3 million, respectively, of FHLB stock.
Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation allowance. Increases in the fair value of the real estate properties net of estimated selling costs will reverse the valuation allowance but only up to the costs basis which was established at the initial measurement date. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

Bank-Owned Life Insurance
Bank-owned life insurance policies insure the lives of officers of Customers and name Customers as beneficiary. Non-interest income is generated tax free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. Cash proceeds received from the settlement of the bank-owned life insurance policies are tax-free and can be used to partially offset costs associated with employee compensation and benefit programs.

Bank Premises and Equipment
Bank premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life, unless extension of the lease term is reasonably assured.
Operating Leases
Leased assets under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to their expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in other non-interest income on a straight-line basis over the lease term. Customers periodically reviews its leased assets for impairment. An impairment loss is recognized if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment. During 2017, Customers leased various types of equipment to customers within its commercial and industrial loan portfolio. The net carrying value of the leased assets was $21.7 million, which included accumulated depreciation of $0.5 million, as of December 31, 2017, and is presented in other assets in Customers’ consolidated balance sheets. As of December 31, 2017, the leases have a weighted-average term of 5.4 years. Customers had not entered into similar operating lease arrangements in prior years.
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
A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.
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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act contained several key tax provisions including the reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result,

Customers was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which it expects them to be recovered or settled. In December 2017, the U.S. Securities and Exchange Commission ("SEC") also issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Because the Tax Act was passed late in December 2017 and ongoing analysis and interpretation of the other key tax provisions is expected over the next 12 months, Customers considers the deferred tax re-measurements and other items to be provisional in nature. Customers expects to complete its analysis within the measurement period in accordance with SAB 118. See NOTE 16 - INCOME TAXES for additional information.
Share-Based Compensation
Customers has four active share-based compensation plans. Share-based-compensation accounting guidance requires that the compensation cost relating to share-based-payment transactions be recognized in earnings.  The cost is measured based on the grant-date fair value of the equity instruments issued. The Black-Scholes model is used to estimate the fair value of stock options, while the closing market price of Customers’ common stock on the date of grant is generally used for restricted stock awards.
Compensation cost for all share-based awards is calculated and recognized over the team member's service period, generally defined as the vesting period.  For performance-based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers' accounting policy election is to recognize forfeitures as they occur.
In 2014, the shareholders of Customers Bancorp approved an employee stock purchase plan. Because the purchase price under the plan is 85% (a 15% discount to the market price) of the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. See NOTE 15 - SHARE-BASED COMPENSATION for additional information.
Transfers of Financial Assets
Transfers of financial assets, including loan participations sold, are accounted for as sales when control over the assets has been surrendered (settlement date).  Control over transferred assets is generally considered to have been surrendered when (i) the assets have been isolated from Customers, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Customers does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sale criteria are met, the transferred financial assets are removed from Customers' balance sheet, and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing with the assets remaining on Customers' balance sheet, and the proceeds received from the transaction recognized as a liability.
Segment Information

In connection with the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016, Customers' chief operating decision makers, our Chief Executive Officer and the Board of Directors, began allocating resources and assessing performance for two distinct business segments, "Community Business Banking" and "BankMobile." The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island and New Hampshire through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Prior to third quarter 2016, Customers operated in one business segment, “Community Banking.” Additional information regarding reportable segments can be found in NOTE 24 - BUSINESS SEGMENTS.

Derivative Instruments and Hedging
ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and the related hedged items and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, Customers records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest-rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Customers may enter into derivative contracts that are intended to economically hedge certain of its risks; even though hedge accounting does not apply, or Customers elects not to apply hedge accounting.
Prior to first quarter 2014, none of Customers' financial derivatives were designated in qualifying hedge relationships in accordance with the applicable accounting guidance. As such, all changes in fair value of the financial derivatives were recognized directly in earnings. Beginning in March 2014, Customers entered into pay-fixed interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt. Customers documented and designated these interest-rate swaps as cash flow hedges. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. As of December 31, 2017, Customers had nine financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $550.0 million. As of December 31, 2016, Customers had four financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $325.0 million.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings. At December 31, 2017 and 2016, Customers had an outstanding notional balance of credit derivatives of $80.5 million and $44.9 million, respectively.
In accordance with the FASB’s fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See NOTE 21 - DERIVATIVE INSTRUMENTS for additional information.
Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income. Unrealized gains and losses on securities available for sale include a component for unrealized changes in foreign currency exchange rates relating to Customers’ investment in certain foreign equity securities. Other comprehensive income (loss) also includes the effective portion of changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Earnings per Share

Basic earnings per share represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share includes all potentially dilutive common shares outstanding during the period.  Potential common shares that may be issued related to outstanding stock options, restricted stock units and warrants are determined using the treasury stock method.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for.

Recently Issued Accounting Standards and Updates

Accounting Standards Adopted in 2017
Since January 1, 2017, Customers has adopted the following FASB Accounting Standard Updates (“ASUs”), none of which had a material impact to Customers’ consolidated financial statements:

•
Customers adopted ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, on a prospective basis. This ASU clarifies that a change in the counterparties to a derivative contract (i.e., a novation), in and of itself, does not require the dedesignation of a hedging relationship provided that all the other hedge accounting criteria continue to be met.

•
Customers also adopted ASU 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies that a contingency of put or call exercise does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under the existing accounting guidance, companies will still need to evaluate the other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. The adoption did not result in any significant impact to Customers’ consolidated financial statements that would warrant the application on a modified retrospective basis.

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

•
Customers also adopted ASU 2016-17, Consolidation - Interests Held Through Related Parties that are Under Common Control. This ASU amends the guidance included in ASU 2015-02, Consolidation: Amendments to Consolidation Analysis which Customers adopted in first quarter 2016. This ASU makes a narrow amendment that requires that a single decision maker considers indirect economic interests in an entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that variable interest entity ("VIE"). Prior to this amendment, indirect interests held through related parties that are under common control were to be considered equivalent of the single decision maker’s direct interests in their entirety which could result in a single decision maker consolidating the VIE. The adoption did not result in any significant impact to Customers’ consolidated financial statements that would warrant the application on a full retrospective basis.

•
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test that requires an entity to determine the implied fair value of its goodwill through a hypothetical purchase price allocation. Instead, under this ASU, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance remains largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will also be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Customers early adopted this ASU during its annual goodwill impairment test in October 2017, which did not have a material impact to Customers’ consolidated financial statements.
Accounting Standards Adopted on January 1, 2018

Customers has adopted the following FASB ASUs on January 1, 2018, none of which had a material impact to Customers' consolidated financial statements:

•
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act described in the "Income Taxes" section above. The amount of the reclassification should include the effect of the change in the federal corporate income tax rate related to items remaining in accumulated other comprehensive income (loss). The ASU would require an entity to disclose whether it elects to reclassify stranded tax effects from accumulated other comprehensive income (loss) to retained earnings in the period of adoption and, more generally, a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income (loss). The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption of the amendments in this update is permitted for periods for which financial statements have not yet been issued or made available for issuance, including in the period the Act was enacted. As of December 31, 2017, Customers has $0.3 million in stranded tax effects in its accumulated other comprehensive income resulting from the enactment of the Act related to net unrealized losses on its available-for-sale securities and cash flow hedges. Customers adopted this ASU on January 1, 2018, by recording the reclassification adjustment to its beginning retained earnings. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

•
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing hedge accounting model and expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest-rate risk. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also changes certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Customers early adopted this ASU on January 1, 2018. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements. However, by early adopting, Customers is now able to pursue additional hedging strategies as described above, including the ability to apply fair value hedge accounting to a specified pool of assets by excluding the portion of the hedged items related to prepayments, defaults and other events. This will allow Customers to better align its accounting and the financial reporting of its hedging activities with their economic objectives thereby reducing the earnings volatility resulting from these hedging activities.

•
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification `Accounting, which clarifies when to account for a change to the terms or conditions of a share-based-payment award as a modification in ASC 718. Under this ASU, modification accounting is required only if the fair value, vesting conditions or the classification of the award as equity or a liability changes as a result of the change in terms or conditions. This ASU does not change the accounting for modifications under ASC 718. The ASU was effective for Customers on January 1, 2018. Adoption of this new guidance must be applied prospectively to awards modified on or after the adoption date. Customers generally does not modify the terms or conditions of its share-based-payment awards. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

•
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of the accounting guidance on the sale of nonfinancial assets to non-customers, including partial sales. This ASU defines an in-substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This ASU also unifies the guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This ASU was effective for Customers on January 1, 2018. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

•
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business and clarifies that to be considered a business, the fair value of gross assets acquired (or disposed of) should not be concentrated in a single identifiable asset or a group of similar identifiable assets. In addition, to be considered a business, an acquisition would have to include an input and a substantive process that together will significantly contribute to the ability to create an output. Also, the amendments narrow the definition of the term “output” so that it is consistent with how outputs are defined in ASC Topic 606, Revenue from Contracts with Customers. This ASU was effective for Customers on January 1, 2018. Adoption of this new guidance must be applied on a prospective basis. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

•
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU was effective for Customers on January 1, 2018. As the adoption did not result in any significant impact to Customers’ consolidated financial statements, including its consolidated statement of cash flows, it did not result in a retrospective application. See NOTE 2 - ACQUISITION ACTIVITY and NOTE 3 - SPIN-OFF AND MERGER for a description of the nature of the restrictions on the Customers' restricted cash balances.

•
In October 2016, the FASB issued ASU 2016-16-Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. This ASU was effective for Customers on January 1, 2018. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

•
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

2.
Cash paid by an acquirer soon after a business combination (i.e., approximately three months or less) for the settlement of a contingent consideration liability will be classified in investing activities. Payments made thereafter should be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities.

3.
Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (i.e., the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss component included in the settlement.

4.
Cash proceeds received from the settlement of bank-owned life insurance policies will be classified as cash inflows from investing activities. Cash payments for premiums on BOLI may be classified as cash outflows for investing, operating or a combination of both.

5.
A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a non-cash activity, and cash received from beneficial interests will be classified in investing activities. Distributions received from equity method investees will be classified using a cumulative-earnings approach or a look-through approach as an accounting policy election.

The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. This ASU was effective for Customers on January 1, 2018. As the adoption did not result in any significant impact to Customers’ consolidated financial statements, including its consolidated statement of cash flows, it did not result in a retrospective application.

•
In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products, that would require issuers of prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), to derecognize the financial liability related to those products for breakage. Breakage is the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash. There is currently a diversity in the methodology used to recognize breakage. Subtopic 405-20, Extinguishment of Liabilities, includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this ASU provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. This ASU was effective for Customers on January 1, 2018. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

•
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this ASU among other things, (i) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance was effective for Customers on January 1, 2018 and was adopted using a modified retrospective approach. The adoption of this ASU on January 1, 2018, resulted in a cumulative-effect adjustment to Customers’ consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income and a corresponding increase in retained earnings for the same amount. The $1.0 million represented the net unrealized gain on Customers' investment in Religare equity securities at December 31, 2017, as disclosed in NOTE 7 - INVESTMENT SECURITIES.

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (the entity’s consideration is in the form of a commission, and the entity is not exposed to credit risk) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), Customers concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). This ASU was effective for Customers on January 1, 2018. Customers completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and prepaid card interchange income and university fees to be within the scope of the standard. Customers has also completed its review of the related contracts and its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). After completion of its review, Customers has determined that its debit and prepaid card interchange income, currently reported on a gross basis, will need to be presented on a net basis under this ASU. Customers will implement this change in its 2018 financial reporting and will update its prior comparative consolidated income statements. The impact of this presentation will result in the netting of $3.6 million and $1.3 million of debit and prepaid card interchange expense to debit and prepaid card interchange income for the years ended December 31, 2017 and 2016, respectively. Customers' overall assessment indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams. Customers, however, is still in the process of developing additional quantitative and qualitative disclosures that are required upon the adoption of the new revenue recognition standard. Customers adopted this ASU on January 1, 2018, on a modified retrospective approach. The adoption of this ASU, as discussed above, did not have a significant impact to Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which will change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of net income available to common shareholders in basic earnings per share ("EPS"). For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Customers currently does not have any equity-linked financial instruments (or embedded features) with down round features and, accordingly, does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements; however, Customers will continue to evaluate the potential impact of this ASU through the adoption date.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs:  Premium Amortization on Purchased Callable Debt Securities, which requires that premiums for certain callable debt securities held be amortized to their earliest call date. This ASU does not affect the accounting for securities purchased at a discount. This ASU will be effective for Customers for its first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of this new guidance must be applied on a modified retrospective approach. Customers currently has an immaterial amount of callable debt securities purchased at a premium and, accordingly, does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements; however, Customers will continue to evaluate the potential impact through the adoption date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including HTM securities), presents the net amount expected to be collected on the financial asset. This ASU will replace today’s “incurred loss” approach. The CECL model is expected to result in earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to record allowances for credit losses rather than reduce the carrying amount, as they do today under the OTTI model, and will be allowed to reverse previously established allowances in the event the credit of the issuer improves. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for Customers for its first reporting period beginning after December 15, 2019. Earlier adoption is also permitted. Adoption of the new guidance can be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Customers is currently evaluating the impact of this ASU, initiating implementation efforts across the company and planning for loss modeling requirements consistent with lifetime expected loss estimates. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to Customers' allowance for loan losses which will depend upon the nature and characteristics of Customers' loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. Customers currently does not intend to early adopt this new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. The new standard is effective for Customers for its first reporting period beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Customers is currently evaluating the impact of this ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. Customers does not intend to early adopt this ASU. See NOTE 10 - BANK PREMISES AND EQUIPMENT for a summary of Customers' undiscounted minimum lease commitments under operating leases in which Customers is the lessee as of December 31, 2017.
NOTE 5 – EARNINGS PER SHARE
The following are the components and results of the Bancorp’s earnings per share ("EPS") calculation for the periods presented.

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$64,378	$69,187	$56,090

Weighted-average number of common shares outstanding – basic	30,659,320	27,596,020	26,844,545
Share-based compensation plans	1,917,451	2,221,517	1,516,297
Warrants	19,906	196,113	324,097
Weighted-average number of common shares – diluted	32,596,677	30,013,650	28,684,939

Basic earnings per common share	$2.10	$2.51	$2.09
Diluted earnings per common share	1.97	2.31	1.96
The following is a summary of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2017	2016	2015
Anti-dilutive securities:
Share-based compensation plans	1,059,225	894,720	606,095
Warrants	—	52,242	52,242
Total anti-dilutive securities	1,059,225	946,962	658,337

NOTE 6 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017 and 2016. All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

	Available-for-Sale Securities
			Total	Unrealized
	Unrealized	Foreign	Unrealized	Gains (Losses)
	Gains	Currency	Gains	on Cash Flow
(amounts in thousands)	(Losses) (1)	Items	(Losses)	Hedges	Total
Balance, December 31, 2015	$(4,602)	$(584)	$(5,186)	$(2,798)	$(7,984)
Current period:
Other comprehensive loss before
reclassifications	(1,872)	(146)	(2,018)	(629)	(2,647)
Amounts reclassified from accumulated other
comprehensive income to net income (1)	3,793	730	4,523	1,216	5,739
Net current-period other comprehensive income	1,921	584	2,505	587	3,092
Balance, December 31, 2016	(2,681)	—	(2,681)	(2,211)	(4,892)
Current period:
Other comprehensive income before
reclassifications	7,800	88	7,888	406	8,294
Amounts reclassified from accumulated other
comprehensive income to net income (1)	(5,368)	—	(5,368)	1,607	(3,761)
Net current-period other comprehensive income	2,432	88	2,520	2,013	4,533
Balance, December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)

(1) Reclassification amounts for available-for-sale securities are reported as gain or loss on sale of investment securities or impairment loss on investment securities on the consolidated statements of income. During the years ended December 31, 2017 and 2016, reclassification amounts of $8.8 million ($5.4 million net of taxes) and $25 thousand ($16 thousand net of taxes), respectively, were reported as gain on sale of investment securities on the consolidated statements of income. During the year ended December 31, 2016, reclassification amounts of $7.3 million ($4.5 million net of taxes) were reported as impairment loss on investment securities on the consolidated statements of income. Impairment losses recorded during the year ended December 31, 2017, were not previously deferred in accumulated comprehensive income (loss) because Customers decided to sell the securities as of December 31, 2016. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 7 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of December 31, 2017 and 2016, are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale
Agency-guaranteed residential mortgage-backed securities	$186,221	$36	$(2,799)	$183,458
Agency-guaranteed commercial real estate mortgage-backed securities	238,809	432	(769)	238,472
Corporate notes (1)	44,959	1,130	—	46,089
Equity securities (2)	2,311	1,041	—	3,352
Total	$472,300	$2,639	$(3,568)	$471,371

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale
Agency-guaranteed residential mortgage-backed securities	$233,002	$918	$(2,657)	$231,263
Agency-guaranteed commercial real estate mortgage-backed securities	204,689	—	(2,872)	201,817
Corporate notes (1)	44,932	401	(185)	45,148
Equity securities (2)	15,246	—	—	15,246
Total	$497,869	$1,319	$(5,714)	$493,474

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.

The following table shows proceeds from the sale of available-for-sale investment securities, gross gains and gross losses on those sales of securities:

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Proceeds from sale of available-for-sale investment securities	$769,203	$2,852	$806
Gross gains	$8,808	$26	$—
Gross losses	(8)	(1)	(85)
Net gains (losses)	$8,800	$25	$(85)
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

The following table shows debt investment securities by stated maturity. Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	December 31, 2017
	Available for Sale
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	42,959	44,005
Due after ten years	2,000	2,084
Agency-guaranteed residential mortgage-backed securities	186,221	183,458
Agency-guaranteed commercial mortgage-backed securities	238,809	238,472
Total debt securities	$469,989	$468,019

Gross unrealized losses and fair value of Customers' investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale
Agency-guaranteed residential mortgage-backed securities	$104,861	$(656)	$66,579	$(2,143)	$171,440	$(2,799)
Agency-guaranteed commercial mortgage-backed securities	115,970	(740)	6,151	(29)	122,121	(769)
Total	$220,831	$(1,396)	$72,730	$(2,172)	$293,561	$(3,568)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale
Agency-guaranteed residential mortgage-backed securities	$87,433	$(1,330)	$30,592	$(1,327)	$118,025	$(2,657)
Agency-guaranteed commercial mortgage-backed securities	201,817	(2,872)	—	—	201,817	(2,872)
Corporate notes (1)	9,747	(185)	—	—	9,747	(185)
Total	$298,997	$(4,387)	$30,592	$(1,327)	$329,589	$(5,714)

(1)	Includes subordinated debt issued by other bank holding companies.
At December 31, 2017, there were twenty available-for-sale investment securities in the less-than-twelve-month category and sixteen available-for-sale investment securities in the twelve-month-or-more category. The unrealized losses on the mortgage- backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. All amounts are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities, and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.

During the year ended December 31, 2017, Customers recorded other-than-temporary impairment losses of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer has the intent to hold these securities until a recovery in fair value. The fair value of the Religare equity securities at September 30, 2017, of $2.3 million became the new cost basis of the securities.
At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes as Customers currently does not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.
At December 31, 2017 and 2016, Customers Bank had pledged investment securities aggregating $16.9 million and $231.3 million fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 8 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016
(amounts in thousands)
Commercial loans
Mortgage warehouse loans, at fair value	$1,793,408	$2,116,815
Multi-family loans, at lower of cost or fair value	144,191	—
Total commercial loans held for sale	1,937,599	2,116,815
Consumer loans
Residential mortgage loans, at fair value	1,886	695
Total loans held for sale	$1,939,485	$2,117,510

Commercial loans held for sale consists primarily of mortgage warehouse loans. These mortgage warehouse lending transactions are subject to master repurchase agreements and are designated as held for sale and reported at fair value based on an election made to account for these loans at fair value. Pursuant to the master repurchase agreements, Customers funds the pipelines for these mortgage lenders by sending cash payments directly to the closing agents for funded loans (i.e., the purchase event) and receives proceeds directly from third-party investors when the loans are sold into the secondary market (i.e., the sale event). The fair values of the mortgage warehouse loans are estimated as the amount of cash initially advanced to fund the underlying mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable; and the lending transactions are short-term, with an average life of 22 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

Effective June 30, 2017, Customers Bank transferred $150.6 million of multi-family loans from loans receivable (held for investment) to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2017, the carrying value of these loans approximates their fair value. Accordingly, a lower of cost or fair value adjustment was not recorded as of December 31, 2017.

Effective December 31, 2016, Customers Bank transferred $25.1 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer had the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 9 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of December 31, 2017 and 2016:

	December 31,
	2017	2016
(amounts in thousands)
Commercial
Multi-family	$3,502,381	$3,214,999
Commercial and industrial (includes owner occupied commercial real estate)	1,633,818	1,382,343
Commercial real estate non-owner occupied	1,218,719	1,193,715
Construction	85,393	64,789
Total commercial loans	6,440,311	5,855,846
Consumer
Residential real estate	234,090	193,502
Manufactured housing	90,227	101,730
Other	3,547	3,483
Total consumer loans	327,864	298,715
Total loans receivable	6,768,175	6,154,561
Deferred costs and unamortized premiums, net	83	76
Allowance for loan losses	(38,015)	(37,315)
Loans receivable, net of allowance for loan losses	$6,730,243	$6,117,322
Included in December 31, 2016 loans receivable balances above are $11.5 million of commercial and industrial loans and $0.7 million of other consumer loans that were previously classified as held for sale at December 31, 2016 and have been reclassified to held and used to conform with the current period presentation.
The following tables summarize loans receivable by loan type and performance status as of December 31, 2017 and 2016:

	December 31, 2017
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$4,900	$—	$4,900	$—	$3,495,600	$1,881	$3,502,381
Commercial and industrial	103	—	103	17,392	1,130,831	764	1,149,090
Commercial real estate - owner occupied	202	—	202	1,453	472,501	10,572	484,728
Commercial real estate - non-owner occupied	93	—	93	160	1,213,216	5,250	1,218,719
Construction	—	—	—	—	85,393	—	85,393
Residential real estate	7,628	—	7,628	5,420	215,361	5,681	234,090
Manufactured housing (5)	4,028	2,743	6,771	1,959	78,946	2,551	90,227
Other consumer	116	—	116	31	3,184	216	3,547
Total	$17,070	$2,743	$19,813	$26,415	$6,695,032	$26,915	$6,768,175

	December 31, 2016
	30-89 Days Past Due (1)	90 Or More Days Past Due (1)	Total Past Due Still Accruing (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$12,573	$—	$12,573	$—	$3,200,322	$2,104	$3,214,999
Commercial and industrial	350	—	350	8,443	978,881	1,037	988,711
Commercial real estate - owner occupied	137	—	137	2,039	379,227	12,229	393,632
Commercial real estate - non-owner occupied	—	—	—	2,057	1,185,331	6,327	1,193,715
Construction	—	—	—	—	64,789	—	64,789
Residential real estate	4,417	—	4,417	2,959	178,559	7,567	193,502
Manufactured housing (5)	3,761	2,813	6,574	2,236	89,850	3,070	101,730
Other consumer	12	—	12	58	3,177	236	3,483
Total	$21,250	$2,813	$24,063	$17,792	$6,080,136	$32,570	$6,154,561

(1)	Includes past-due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

(3)
Purchased credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past-due status of the pools, or that of the individual loans within the pools, is not meaningful. Because of the credit-impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and Customers recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable and are reported as performing loans.

(4)	Amounts exclude deferred costs and fees, unamortized premiums and unaccreted discounts and the allowance for loan losses.

(5)
Manufactured housing loans purchased in 2010 are supported by cash reserves held at Customers that are used to fund past-due payments when the loan becomes 90 days or more delinquent. Subsequent purchases are subject to varying provisions in the event of borrowers’ delinquencies.

As of December 31, 2017 and 2016, Customers had $0.3 million and $0.5 million, respectively, of residential real estate recorded in Other real estate owned in the consolidated balance sheets. As of December 31, 2017 and 2016, the Bank had initiated foreclosure proceedings on $1.6 million and $0.4 million, respectively, in loans secured by residential real estate.

Allowance for Loan Losses
The changes in the allowance for loan losses for the years ended December 31, 2017 and 2016, and the loans and allowance for loan losses by loan type based on impairment-evaluation method are presented in the tables below. The amounts presented for the provision for loan losses below do not include the effect of changes to estimated benefits resulting from the FDIC loss share arrangements for the covered loans for periods prior to the termination of the FDIC loss sharing arrangements.

Twelve Months Ended December 31, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Allowance for loan losses
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(4,157)	(731)	(486)	—	(415)	—	(1,338)	(7,127)
Recoveries	—	676	9	—	164	72	—	138	1,059
Provision for loan losses	566	3,349	1,771	29	(25)	(70)	(106)	1,254	6,768
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Loans
Individually evaluated for impairment	$—	$17,461	$1,448	$160	$—	$9,247	$10,089	$30	$38,435
Collectively evaluated for impairment	3,500,500	1,130,865	472,708	1,213,309	85,393	219,162	77,587	3,301	6,702,825
Loans acquired with credit deterioration	1,881	764	10,572	5,250	—	5,681	2,551	216	26,915
	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
Allowance for loan losses
Individually evaluated for impairment	$—	$650	$642	$—	$—	$155	$4	$—	$1,451
Collectively evaluated for impairment	12,168	9,804	2,580	4,630	979	2,177	82	117	32,537
Loans acquired with credit deterioration	—	464	10	2,807	—	597	94	55	4,027
	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015

Twelve Months Ended December 31, 2016	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Allowance for loan losses
Ending Balance, December 31, 2015	$12,016	$8,864	$1,348	$8,420	$1,074	$3,298	$494	$133	$35,647
Charge-offs	—	(2,920)	(27)	(140)	—	(493)	—	(825)	(4,405)
Recoveries	—	381	—	130	1,854	367	—	11	2,743
Provision for loan losses	(414)	4,725	862	(516)	(2,088)	170	(208)	799	3,330
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Loans
Individually evaluated for impairment	$—	$8,516	$2,050	$2,151	$—	$6,972	$9,665	$57	$29,411
Collectively evaluated for impairment	3,212,895	979,158	379,353	1,185,237	64,789	178,963	88,995	3,190	6,092,580
Loans acquired with credit deterioration	2,104	1,037	12,229	6,327	—	7,567	3,070	236	32,570
	$3,214,999	$988,711	$393,632	$1,193,715	$64,789	$193,502	$101,730	$3,483	$6,154,561
Allowance for loan losses
Individually evaluated for impairment	$—	$1,024	$287	$14	$—	$35	$—	$—	$1,360
Collectively evaluated for impairment	11,602	9,686	1,896	4,626	772	2,414	88	60	31,144
Loans acquired with credit deterioration	—	340	—	3,254	68	893	198	58	4,811
	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315

Certain manufactured housing loans were purchased in August 2010.  A portion of the purchase price may be used to reimburse Customers under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items.  At December 31, 2017 and 2016, funds available for reimbursement, if necessary, were $0.6 million and $1.0 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb probable losses within the manufactured housing portfolio.

Loans Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance and related allowance by loan type for impaired loans that are individually evaluated for impairment as of December 31, 2017 and 2016, and the average recorded investment and interest income recognized for the years ended December 31, 2017, 2016 and 2015. Purchased credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2017			Twelve Months Ended December 31, 2017
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance
Commercial and industrial	$9,138	$9,287	$—	$8,865	$214
Commercial real estate - owner occupied	806	806	—	1,439	70
Commercial real estate - non-owner occupied	160	272	—	898	2
Other consumer	30	30	—	51	—
Residential real estate	3,628	3,801	—	4,617	24
Manufactured housing	9,865	9,865	—	10,003	558
With an allowance recorded
Commercial and industrial	8,323	8,506	650	5,984	230
Commercial real estate - owner occupied	642	642	642	882	—
Residential real estate	5,619	5,656	155	3,307	187
Manufactured housing	224	224	4	131	8
Total	$38,435	$39,089	$1,451	$36,177	$1,293

	December 31, 2016			Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance
Multi-family	$—	$—	$—	$964	$53	$267	$24
Commercial and industrial	2,396	3,430	—	15,424	804	8,543	891
Commercial real estate - owner occupied	1,210	1,210	—	7,963	426	6,526	454
Commercial real estate - non-owner occupied	2,002	2,114		5,265	155	6,605	648
Construction	—	—	—	—	—	749	—
Other consumer	57	57	—	47	—	42	1
Residential real estate	6,682	6,749	—	4,567	120	2,254	86
Manufactured housing	9,665	9,665	—	8,961	465	5,433	368
With an allowance recorded
Multi-family	—	—	—	232	—	—	—
Commercial and industrial	6,120	6,120	1,024	7,028	436	9,331	191
Commercial real estate - owner occupied	840	840	287	173	—	15	1
Commercial real estate - non-owner occupied	149	204	14	380	—	817	12
Other consumer	—	—	—	29	—	83	—
Residential real estate	290	303	35	395	—	426	2
Total	$29,411	$30,692	$1,360	$51,428	$2,459	$41,091	$2,678
Troubled Debt Restructurings
At December 31, 2017, 2016 and 2015, there were $20.4 million, $16.4 million and $11.4 million, respectively, in loans categorized as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accruing status if the borrower satisfies a minimum six-month performance requirement; however, the TDR will remain classified as impaired. Generally, the Customers requires sustained performance for nine months before returning a TDR to accruing status. Modifications of purchased credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.

The following table presents total TDRs based on loan type and accrual status at December 31, 2017, 2016, and 2015. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	December 31,
	2017			2016			2015
	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
(amounts in thousands)
Commercial and industrial	$63	$5,939	$6,002	$73	$146	$219	$27	$518	$545
Commercial real estate owner occupied	—	—	—	12	—	12	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	1,945	1,945	—	204	204
Manufactured housing	8,130	1,766	9,896	7,429	2,072	9,501	5,911	2,389	8,300
Residential real estate	3,828	703	4,531	4,012	707	4,719	2,332	61	2,393
Total TDRs	$12,021	$8,408	$20,429	$11,526	$4,870	$16,396	$8,270	$3,172	$11,442

The following table presents loans modified in a troubled debt restructuring by type of concession for the years ended December 31, 2017, 2016 and 2015. There were no modifications that involved forgiveness of debt.

	For the Years Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	5	$6,497	3	$1,995	1	$183
Interest-rate reductions	35	1,574	61	4,621	161	7,274
Total	40	$8,071	64	$6,616	162	$7,457

The following table provides, by loan type, the number of loans modified in troubled debt restructurings and the related recorded investment for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	4	$6,437	1	$76	3	$791
Commercial real estate non-owner occupied	—	—	1	1,844	1	211
Manufactured housing	36	1,634	58	2,286	156	6,251
Residential real estate	—	—	4	2,410	2	204
Total loans	40	$8,071	64	$6,616	162	$7,457

As of December 31, 2017, except for one commercial and industrial loan with an outstanding commitment of $2.1 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs. There were no commitments to lend additional funds to debtors whose terms had been modified in TDRs at December 31, 2016 and 2015, respectively.
As of December 31, 2017, five manufactured housing loans totaling $0.2 million that were modified in troubled debt restructurings within the past twelve months defaulted on payments. As of December 31, 2016, eight manufactured housing loans totaling $0.2 million, one commercial real estate non-owner occupied loan of $1.8 million and one residential real estate loan of $0.1 million that had been modified in troubled debt restructurings within the past twelve months defaulted on payments. As of December 31, 2015, eleven manufactured housing loans totaling $0.3 million that had been modified in troubled debt restructurings within the past 12 months defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the year ended December 31, 2017, there was one allowance recorded as a result of TDR modifications totaling $1 thousand for one manufactured housing loan. There were no allowances recorded as a result of TDR modifications during 2016. There were three allowances recorded as a result of TDR modifications during 2015 totaling $0.2 million for two commercial and industrial loans, and $0.1 million for one commercial real estate non-owner occupied loan.

Purchased Credit-Impaired Loans
The changes in accretable yield related to purchased credit-impaired loans for the years ended December 31, 2017, 2016 and 2015, were as follows:

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Accretable yield balance as of December 31,	$10,202	$12,947	$17,606
Accretion to interest income	(1,673)	(3,760)	(2,299)
Reclassification from nonaccretable difference and disposals, net	(704)	1,015	(2,360)
Accretable yield balance as of December 31,	$7,825	$10,202	$12,947

Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability

In 2010, Customers acquired certain loans pursuant to FDIC-assisted transactions in which losses from resolution of the nonperforming loans were eligible for partial reimbursement by the FDIC ("covered loans"). Subsequent to the purchase date, the expected cash flows on the covered loans were subject to evaluation. Decreases in the present value of expected cash flows on the covered loans were recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC loss sharing receivable balance was increased reflecting an estimated future collection from the FDIC, which was recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increased such that a previously recorded impairment could be reversed, Customers recorded a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC loss sharing receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows from the FDIC loss sharing receivable, when there were no previously recorded impairments, were considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of other real estate owned covered by the loss sharing agreements were recorded net of the estimated FDIC receivable as an increase to other real estate owned expense (a component of non-interest expense).

As part of the FDIC loss sharing agreements, Customers also assumed a potential liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that was contingent upon actual losses incurred over the life of the agreements relative to the expected losses and the consideration paid upon acquisition of the failed institutions (the "Clawback liability"). Due to cash receipts on the covered assets in excess of the original expectations of the FDIC, Customers anticipated that it would be required to pay an amount to the FDIC at the end of the loss sharing agreements.

Customers presented the FDIC Loss Sharing Receivable, net of the Clawback liability on the consolidated balance sheets. In the event the Clawback liability exceeded the FDIC Loss Sharing Receivable balance, the net liability amount was presented in "Accrued interest payable and other liabilities" on the consolidated balance sheets.

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

The following table presents changes in the allowance for loans losses and the FDIC loss sharing receivable, including the effect of the estimated Clawback liability for the years ended December 31, 2017, 2016 and 2015.

	Allowance for Loan Losses For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Ending balance as of December 31,	$37,315	$35,647	$30,932
Provision for loan losses (1)	6,768	3,330	16,694
Charge-offs	(7,127)	(4,405)	(13,412)
Recoveries	1,059	2,743	1,433
Ending balance as of December 31,	$38,015	$37,315	$35,647

	FDIC Loss Sharing Receivable For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Ending balance as of December 31,	$—	$(2,083)	$2,320
Increased (decreased) estimated cash flows (2)	—	289	(3,872)
Increased estimated cash flows from covered OREO (a)	—	—	3,138
Other activity, net (b)	—	(255)	248
Cash payments to (receipts from) the FDIC	—	2,049	(3,917)
Ending balance as of December 31,	$—	$—	$(2,083)

(1) Provision for loan losses	$6,768	$3,330	$16,694
(2) Effect attributable to FDIC loss sharing agreements	—	(289)	3,872
Net amount reported as provision for loan losses	$6,768	$3,041	$20,566

(a) Recorded as a reduction to Other real estate owned expense (a component of non-interest expense).
(b) Includes external costs, such as legal fees, real estate taxes and appraisal expenses, that qualified for reimbursement under the loss sharing agreements.

Credit Quality Indicators

Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, construction and residential real estate classes, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective loan portfolio class, Customers utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans.

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
“2” – Pass/Superior
Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position, are virtually immune to local economies and are in stable growing industries. The management team is well respected, and the company has ready access to public markets.
“3” – Pass/Strong
Loans rated 3 are those loans for which the borrowers have above average financial condition and flexibility, more than satisfactory debt service coverage, balance sheet and operating ratios that are consistent with or better than industry peers, operations in industries with little risk, movement in diversified markets and experience and competency in their industry. These borrowers’ access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.
“4” – Pass/Good
Loans rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher-grade borrower. These loans carry a normal level of risk with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher-quality loans.
“5” – Satisfactory
Loans rated 5 are extended to borrowers who are determined to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance; but current trends are positive, and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher-grade loans. If adverse circumstances arise, the impact on the borrower may be significant.
“6” – Satisfactory/Bankable with Care
Loans rated 6 are those for which the borrower has higher than normal credit risk; however, cash flow and asset values are generally intact. These borrowers may exhibit declining financial characteristics with increasing leverage and decreasing liquidity and may have limited resources and access to financial alternatives. Signs of weakness in these borrowers may include delinquent taxes, trade slowness and eroding profit margins.
“7” – Special Mention
Loans rated 7 are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the debt in the future may occur. This grade is not assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where significant actual, not potential, weaknesses or problems are clearly evident are graded in the category below.

“8” – Substandard
Loans are classified 8 when the loans are inadequately protected by the current sound worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the company will sustain some loss if the weaknesses are not corrected.
“9” – Doubtful
Customers assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.
“10” – Loss
Customers assigns a loss rating to loans considered uncollectible and of such little value that their continuance as an active asset is not warranted. Amounts classified as loss are immediately charged off.
Risk ratings are not established for consumer loans, including residential real estate, home equity, manufactured housing and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing.
The following table presents the credit ratings as of December 31, 2017 and 2016, for the loans receivable portfolio.

	December 31, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,438,554	$1,118,889	$471,826	$1,185,933	$85,393	$—	$—	$—	$6,300,595
Special Mention	53,873	7,652	5,987	31,767	—	—	—	—	99,279
Substandard	9,954	22,549	6,915	1,019	—	—	—	—	40,437
Performing (1)	—	—	—	—	—	221,042	81,497	3,400	305,939
Non-performing (2)	—	—	—	—	—	13,048	8,730	147	21,925
Total	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175

	December 31, 2016
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,198,290	$954,846	$375,919	$1,175,850	$50,291	$—	$—	$—	$5,755,196
Special Mention	—	19,552	12,065	10,824	14,498	—	—	—	56,939
Substandard	16,709	14,313	5,648	7,041	—	—	—	—	43,711
Performing (1)	—	—	—	—	—	189,919	92,920	3,413	286,252
Non-performing (2)	—	—	—	—	—	3,583	8,810	70	12,463
Total	$3,214,999	$988,711	$393,632	$1,193,715	$64,789	$193,502	$101,730	$3,483	$6,154,561

(1)	Includes consumer and other installment loans not subject to risk ratings.

(2)	Includes loans that are past due and still accruing interest and loans on non-accrual status.

Loan Purchases and Sales
During the year ended December 31, 2017, Customers purchased $174.2 million and $90.0 million of thirty-year fixed-rate residential mortgages with a purchase price of 98.5% and 101.0% of loans outstanding, respectively. There were no loan purchases during the year ended December 31, 2016.
During the year ended December 31, 2017, Customers sold $226.9 million of multi-family loans resulting in a gain on sale of $0.4 million, $191.6 million of consumer residential loans resulting in a gain of $0.2 million, one commercial and industrial loan of $3.9 million resulting in a gain of $0.1 million and $35.8 million of Small Business Administration ("SBA") loans resulting in a gain of $3.5 million. During the year ended December 31, 2016, Customers sold $33.3 million of SBA loans resulting in a gain of $3.7 million and a $5.7 million commercial loan resulting in a loss of $0.1 million.
None of the purchases and sales for the years ended December 31, 2017 and 2016, materially affected the credit profile of Customers’ related loan portfolio.
Loans Pledged as Collateral

At December 31, 2017 and 2016, Customers pledged eligible real estate loans of $5.5 billion and $4.8 billion, respectively, as collateral for potential borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") and Federal Reserve Bank of Philadelphia ("FRB").
NOTE 10 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2017 and 2016, were as follows:

		December 31,
	Expected Useful Life	2017	2016
(amounts in thousands)
Leasehold improvements	3 to 25 years	$14,028	$13,690
Furniture, fixtures and equipment	5 to 10 years	6,447	6,138
IT equipment	3 to 5 years	8,002	7,106
Automobiles	3 to 5 years	506	506
		28,983	27,440
Accumulated depreciation and amortization		(17,028)	(14,671)
Total		$11,955	$12,769

Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $2.8 million, $2.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum rental commitments pursuant to non-cancelable leases as of December 31, 2017, were as follows:

December 31, 2017
(amounts in thousands)
2018	$5,499
2019	4,837
2020	4,192
2021	3,609
2022	2,989
Thereafter	6,431
Total minimum payments	$27,557
Rent expense was approximately $5.2 million, $4.7 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

NOTE 11 – DEPOSITS
The components of deposits at December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
(amounts in thousands)
Demand, non-interest bearing	$1,052,115	$966,058
Demand, interest bearing	523,848	339,398
Savings, including money market deposit accounts	3,318,486	3,166,557
Time, $100,000 and over	1,284,855	2,106,905
Time, other	620,838	724,857
Total deposits	$6,800,142	$7,303,775

Included in December 31, 2016 deposits balances above are $453.4 million of demand, non-interest bearing deposits and $3.4 million of savings deposits that were previously classified as held for sale at December 31, 2016 and have been reclassified to held and used to conform with the current period presentation.

The scheduled maturities for time deposits at December 31, 2017, were as follows:

December 31, 2017
(amounts in thousands)
2018	$1,453,519
2019	279,490
2020	61,133
2021	89,939
2022	21,503
Thereafter	109
Total time deposits	$1,905,693
Time deposits greater than $250,000 totaled $0.8 billion and $1.2 billion at December 31, 2017 and 2016, respectively.
Included in the savings balances above were $654.8 million and $972.2 million of brokered money market deposits at December 31, 2017 and 2016, respectively. Also included in time, other balances above were $504.3 million and $721.9 million of brokered time deposits, respectively, at December 31, 2017 and 2016.
Demand deposit overdrafts reclassified as loans were $2.0 million and $12.3 million at December 31, 2017 and 2016, respectively.

NOTE 12 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2017 and 2016, was as follows:

	December 31,
	2017		2016
	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,611,860	1.47%	$688,800	0.85%
Federal funds purchased	155,000	1.50	83,000	0.74
Total short-term debt	$1,766,860		$771,800

The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
	2017	2016	2015
(amounts in thousands)
FHLB advances
Maximum outstanding at any month end	$2,283,250	$1,697,800	$1,365,300
Average balance during the year	1,415,755	965,293	844,835
Weighted-average interest rate during the year	1.44%	0.95%	0.60%
Federal funds purchased
Maximum outstanding at any month end	238,000	137,000	85,000
Average balance during the year	163,466	84,514	41,397
Weighted-average interest rate during the year	1.19%	0.58%	0.35%
At December 31, 2017 and 2016, the Bank had aggregate availability under federal funds lines totaling $310.0 million and $237.0 million, respectively.

Long-term debt

FHLB advances

At December 31, 2016, Customers had $180.0 million of long-term FHLB advances at an average rate of 1.32% that mature in 2018, of which $170.0 million are fixed rate.

Customers had a total maximum borrowing capacity with the Federal Home Loan Bank of $4.3 billion and with the Federal Reserve Bank of Philadelphia of $142.5 million at December 31, 2017.  Customers had a total borrowing capacity with the Federal Home Loan Bank of $4.1 billion and with the Federal Reserve Bank of Philadelphia of $158.6 million at December 31, 2016. Amounts can be borrowed as short-term or long-term. As of December 31, 2017 and 2016, advances under these arrangements were secured by certain assets, which included qualifying loans of Customers Bank of $5.5 billion and $4.8 billion, respectively.

Senior notes

In June 2017, Customers Bancorp issued $100 million of senior notes at 99.775% of face value. The price to purchasers represents a yield-to-maturity of 4.0% on the fixed coupon rate of 3.95%. The senior notes mature in June 2022. The net proceeds to Customers after deducting the underwriting discount and offering expenses were $98.6 million. The net proceeds were contributed to Customers Bank for purposes of its working capital needs and the funding of its organic growth.
On June 26, 2014, the Bancorp closed a private placement transaction in which it issued $25.0 million of 4.625% senior notes that will mature in June 2019. Interest is paid semi-annually in arrears in June and December.
In July and August 2013, the Bancorp issued $63.3 million in aggregate principal amount of senior notes that will mature in July 2018. The notes bear interest at 6.375% per year which is payable on March 15, June 15, September 15 and December 15. The notes are unsecured obligations of the Bancorp and rank equally with all of its secured and unsecured senior indebtedness.
Subordinated debt
On June 26, 2014, the Bank closed a private-placement transaction in which it issued $110.0 million of fixed-to-floating rate subordinated notes due in 2029. The subordinated notes bear interest at an annual fixed rate of 6.125% until June 26, 2024, and interest is paid semiannually. From June 26, 2024, the subordinated notes will bear an annual interest rate equal to three-month LIBOR plus 344.3 basis points until maturity on June 26, 2029. The Bank has the ability to call the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

NOTE 13 – SHAREHOLDERS’ EQUITY
Common Stock
During 2017, Customers Bancorp did not issue any shares of its common stock pursuant to public offerings.
During 2016, Customers Bancorp issued shares of its common stock pursuant to the following public offerings:
On November 9, 2016, Customers Bancorp issued 2,415,000 shares of common stock at a price to the public of $25.00 per share as part of an underwritten public offering. Customers received proceeds of $58.3 million from the offering, after deducting offering costs.
On August 11, 2016, Customers Bancorp entered into an At Market Issuance Sales Agreement ("the Sales Agreement") with FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC. Customers Bancorp has authorized the sale, at its discretion, of shares of its common stock, in an aggregate offering amount up to $50 million under the Sales Agreement. Customers issued 219,386 shares in connection with this Sales Agreement during 2016 receiving proceeds of $5.5 million, net of offering costs.
The net proceeds from the common stock offerings was used for general corporate purposes, which included working capital and the funding of organic growth at Customers Bank.
In November 2013, Customers Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the current book value. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. There was no stock repurchased during 2017, 2016 or 2015.
At December 31, 2017, there were 35,187 warrants outstanding to purchase shares of Customers Bancorp’s common stock at a price of $21.38 per share. At December 31, 2016, there were warrants outstanding to purchase 184,706 shares of Customers Bancorp’s common stock. The purchase prices at December 31, 2016, ranged from $9.55 per share to $73.01 per share, with warrants at the latter purchase price having expired on December 31, 2017.

Preferred Stock

Customers Bancorp currently has four series of preferred stock outstanding.

During 2017, Customers Bancorp did not issue any preferred stock.

Preferred stock issued during 2016 included the following:

On September 16, 2016, Customers Bancorp issued 3,400,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, (the “Series F Preferred Stock”) par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series F Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.00% from the original issue date to, but excluding, December 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 4.762% per annum. Customers received proceeds of $82.2 million from the offering, after deducting offering costs.

On April 28, 2016, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, (the “Series E Preferred Stock”) par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series E Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.45% from the original issue date to, but excluding, June 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.14% per annum. Customers received proceeds of $55.6 million from the offering, after deducting offering costs.

On January 29, 2016, Customers Bancorp issued 1,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, (the "Series D Preferred Stock") par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series D Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum. Customers received proceeds of $24.1 million from the offering, after deducting offering costs.

Preferred stock issued during 2015 included the following:

On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, (the "Series C Preferred Stock") par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series C Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum. Customers received proceeds of $55.6 million from the offering, after deducting offering costs.

The net proceeds from the preferred stock offerings were used for general corporate purposes, which included working capital and the funding of organic growth at Customers Bank.

Dividends on the Series C, Series D, Series E and Series F Preferred Stock are not cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series C, Series D, Series E and Series F Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series C, Series D, Series E, and Series F Preferred Stock for any future dividend period.

The Series C, Series D, Series E and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C, Series D, Series E and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020, for the Series C Preferred Stock, March 15, 2021, for the Series D Preferred Stock, June 15, 2021, for the Series E Preferred Stock and December 15, 2021, for the Series F Preferred Stock and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C, Series D, Series E and Series F Preferred Stock is subject to prior approval of the Board of Governors of the Federal Reserve System. The Series C, Series D, Series E and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series C, Series D, Series E and Series F Preferred Stock do not have any voting rights.

Preferred stock dividends paid during 2017 included the following:

On December 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of November 30, 2017:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.

On September 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of August 31, 2017:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.

On June 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of May 31, 2017:

•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.

On March 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of February 28, 2017:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.

Preferred stock dividends paid during 2016 included the following:

On December 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of November 30, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share and
•    a cash dividend on its Series F Preferred Stock of $0.370833 per share.

On September 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of August 31, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share and

On June 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of May 31, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share and
•    a cash dividend on its Series E Preferred Stock of $0.210521 per share.

On March 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of February 29, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share and
•    a cash dividend on its Series D Preferred Stock of $0.2076 per share.

NOTE 14 – EMPLOYEE BENEFIT PLANS

401(k) Plan

Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2017, 2016 and 2015, were $1.9 million, $1.6 million, and $1.1 million, respectively.

Supplemental Executive Retirement Plan

Customers entered into a supplemental executive retirement plan ("SERP") with its Chairman and Chief Executive Officer that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and Chief Executive Officer which it owns.  The present value of the amount owed as of December 31, 2017, was $4.6 million and was included in other liabilities.
NOTE 15 – SHARE-BASED COMPENSATION PLANS
Summary
During 2010, the shareholders of Customers Bancorp approved the 2010 Stock Option Plan (“2010 Plan”), and during 2012, the shareholders of Customers Bancorp approved the 2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan (“2004 Plan”). The purpose of these plans is to promote the success and enhance the value of Customers Bancorp by linking the personal interests of the members of the Board of Directors, team members, officers and executives of Customers to those of the shareholders of Customers and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Customers. The 2010 Plan and 2004 Plan are intended to provide flexibility to Customers in its ability to motivate, attract and retain the services of members of the Board of Directors, team members, officers and executives of Customers. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by Customers or continues to serve on the Board. With respect to certain stock options granted under the 2010 Plan, vested options shall be exercisable only when Customers' fully diluted tangible book value will have increased by 50% from the date of grant. Share-based awards generally provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than 10 years from the date of grant.
The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. At December 31, 2017, the aggregate number of shares of common stock available for grant under these plans was 1,621,444 shares.
On January 1, 2011, Customers initiated a Bonus Recognition and Retention Program (“BRRP”). This is a restricted stock unit plan. Team members eligible to participate in the BRRP include the Chief Executive Officer and other senior management and highly compensated team members as determined by the Compensation Committee at its sole discretion. Under the BRRP, a participant may elect to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of Voting Common Stock having a value equal to the portion of the bonus deferred by a participant are allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock is also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date.

Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2017, restricted stock units outstanding under this plan totaled 263,517.
Share-based-compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based- compensation expense for 2017, 2016 and 2015, was $6.1 million, $6.2 million and $4.9 million, respectively. At December 31, 2017, there was $19.8 million of unrecognized compensation cost related to all non-vested share-based- compensation awards. This cost is expected to be recognized through December 2022.
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
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deduction. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2017, 2016 and 2015 was $132 thousand, $103 thousand, and $80 thousand, respectively.

Stock Options
Customers estimated the fair value of each option on the date of grant generally using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options based on the expected life of the option. Expected volatility was based upon limited historical information because Customers' common stock has only been traded since February 2012. Expected life was management’s estimate which took into consideration the vesting requirement, generally three or five years.
During 2017, options to purchase an aggregate of 776,500 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted was equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The majority of the options issued are subject to a five-year cliff vesting and expire after ten years. In addition to the five-year service requirement, 650,000 of the options issued also require that Customers' share price trade above $40 for ten days during the vesting period for the options to become exercisable.
Customers evaluated the likelihood that the aforementioned vesting condition would be met over the requisite service period and determined that it was more likely than not that the condition would be satisfied (based upon historical performance). Accordingly, the grant-date fair value of these awards is being recognized as expense over the five-year vesting period.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the periods presented.

	2017	2016	2015
Weighted-average risk-free interest rate	2.35%	1.84%	1.90%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	25.05%	23.39%	21.18%
Weighted-average expected life (in years)	7.00	7.00	7.00
Weighted-average fair value of each option granted	$8.68	$7.61	$6.42

The following table summarizes stock option activity for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(dollars in thousands, except weighted-average exercise price)
Outstanding, December 31, 2016	3,960,040	$15.25
Granted	776,500	26.92
Exercised	(2,007,762)	11.30		$32,029
Expired	(7,334)	10.91
Forfeited	(2,750)	17.65
Outstanding, December 31, 2017	2,718,694	$21.52	7.54	$12,887
Exercisable at December 31, 2017	96,963	$12.42	4.06	$1,317
Cash received from the exercise of the stock options during the year ended December 31, 2017 was $2.0 million. The tax benefit realized for the tax deductions from option exercises totaled $10.2 million in 2017.
A summary of the status of Customers' non-vested options at December 31, 2017, and changes during the year ended December 31, 2017, is as follows:

	Options	Weighted- Average exercise price
Non-vested at December 31, 2016	2,865,962	$17.24
Granted	776,500	26.92
Vested	(1,017,981)	12.77
Forfeited	(2,750)	17.65
Non-vested at December 31, 2017	2,621,731	21.85
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
There were 218,449 restricted stock units granted during the year ended December 31, 2017. Of the aggregate restricted stock units granted, 41,244 were granted under the BRRP and are subject to five-year cliff vesting. The remaining 177,205 units were granted under the Bancorp's Restated and Amended 2004 Incentive Equity and Deferred Compensation Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting.

The table below presents the status of the restricted stock units at December 31, 2017, and changes during the year ended December 31, 2017:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2016	645,505	$19.43
Granted	218,449	29.93
Vested	(256,078)	15.70
Forfeited	(17,840)	25.85
Outstanding and unvested at December 31, 2017	590,036	$24.74

Customers has a policy that permits its directors to elect to receive shares of Voting Common Stock in lieu of their cash retainers. During the year ended December 31, 2017, Customers issued 31,962 shares of Voting Common Stock with a fair value of $0.9 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.

NOTE 16 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Current	$29,924	$48,472	$40,004
Deferred	15,118	(2,579)	(10,092)
Income tax expense	$45,042	$45,893	$29,912
Effective tax rates differ from the federal statutory rate of 35%, which is applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2017		2016		2015
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
(amounts in thousands)
Federal income tax at statutory rate	$43,357	35.00%	$43,608	35.00%	$30,973	35.00%
State income tax, net of federal benefit	3,835	3.10	4,548	3.65	1,434	1.62
Tax-exempt interest, net of disallowance	(381)	(0.31)	(237)	(0.19)	(277)	(0.31)
Bank-owned life insurance	(2,675)	(2.16)	(1,716)	(1.38)	(2,422)	(2.73)
Equity-based compensation benefit	(10,741)	(8.67)	(3,659)	(2.94)	—	—
Non-deductible executive compensation	654	0.53	—	—	—	—
Unrecorded basis difference in foreign subsidiaries	4,527	3.65	2,830	2.27	—	—
Enactment of federal tax reform	5,505	4.44	—	—	—	—
Other	961	0.78	519	0.42	204	0.22
Effective income tax rate	$45,042	36.36%	$45,893	36.83%	$29,912	33.80%

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
A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

At December 31, 2017 and 2016, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2017 and 2016.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act, was signed into law. The Act includes many provisions that will effect Customers' income tax expenses, including reducing the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, Customers was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which Customers expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $5.5 million.

Also on December 22, 2017, the SEC released Staff Accounting Bulletin No. 118 to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.

Customers recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared or analyzed as follows: (i) the deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allows for full expensing of qualified property purchased and placed in service after September 27, 2017; (ii) the deferred tax asset for temporary differences associated with accrued compensation is awaiting final determinations of amounts that will be paid and deducted on the 2017 income tax returns and (iii) the deferred tax liability for temporary differences associated with equity investments in partnerships is awaiting receipt of Schedules K-1 from outside preparers, which is necessary to determine the 2017 tax impact from these investments.

In a fourth area, Customers made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain team members to $1 million. There is uncertainty in applying the newly enacted rules to existing contracts, and Customers is seeking further clarifications before completing its analysis.

Customers will complete and record the income tax effects of these provisional items during the period in which the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2017 and 2016:

	December 31,
	2017	2016
(amounts in thousands)
Deferred tax assets
Allowance for loan losses	$9,738	$14,540
Net unrealized losses on securities	512	1,714
OREO expenses	748	1,233
Non-accrual interest	515	589
Net operating losses	1,199	2,137
Deferred compensation	1,181	1,523
Equity-based compensation	2,748	5,548
Cash flow hedge	84	1,413
Incentive compensation	634	3,041
Net deferred loan fees	47	—
Other	2,215	1,972
Total deferred tax assets	19,621	33,710
Deferred tax liabilities
Fair value adjustments on acquisitions	(618)	(1,039)
Net deferred loan fees	—	(1,090)
Bank premises and equipment	(986)	(713)
Lease adjustments	(4,899)	(206)
Other	(980)	(1,173)
Total deferred tax liabilities	(7,483)	(4,221)
Net deferred tax asset	$12,138	$29,489
Customers had approximately $6.0 million of federal and state net operating loss carryovers at December 31, 2017, that expire in 2027 through 2037.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2014.
NOTE 17 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties).  The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Balance as of December 31,	$238	$220	$9
Additions	99	1,160	2,218
Repayments	(337)	(1,142)	(2,007)
Balance as of December 31,	$—	$238	$220
As of December 31, 2017 and 2016, Customers Bank had an outstanding commitment to one of its related parties to provide short-term commercial real estate financing, subject to certain terms and conditions, not to exceed $8.0 million. Customers Bank also had an available line of credit of $1.8 million with this related party as of December 31, 2016. Also, as of December 31, 2017, Customers Bank had an outstanding commitment to a related party to provide a letter of credit in the amount of $0.5 million.

Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity were customers of and had transactions with or involving Customers in the ordinary course of business during the fiscal year ended December 31, 2017.  None of these transactions involved amounts in excess of 5% of Customers' gross revenues during 2017, nor was Customers indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of Customers' total assets at December 31, 2017.  Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
At December 31, 2017 and 2016, Customers had approximately $10.6 million and $6.4 million, respectively, in deposits from related parties, including directors and certain executive officers.
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
The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2017	2016
(amounts in thousands)
Commitments to fund loans	$333,874	$244,784
Unfunded commitments to fund mortgage warehouse loans	1,567,139	1,230,596
Unfunded commitments under lines of credit	485,345	480,446
Letters of credit	39,890	40,223
Other unused commitments	6,679	5,310
Commitments to fund loans and unfunded commitments under lines of credit may be obligations of Customers as long as there is no violation of any condition established in the contract.  Because many of the commitments are expected to expire without having being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Customers evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by Customers upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Mortgage warehouse loan commitments are agreements to fund the pipeline of mortgage banking businesses from closing of the individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. Government through one of its programs, such as FHA or VA, or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation.
Outstanding letters of credit written are conditional commitments issued by Customers to guarantee the performance of a customer to a third party.  Letters of credit may obligate Customers to fund draws under those letters of credit regardless of whether the customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  Customers requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liabilities as of December 31, 2017 and 2016, for guarantees under standby letters of credit issued was not material.

NOTE 19 – REGULATORY MATTERS

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2017 and 2016, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%
December 31, 2016
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$628,139	8.487%	$333,049	4.500%	N/A	N/A	$379,306	5.125%
Customers Bank	$857,421	11.626%	$331,879	4.500%	$479,380	6.500%	$377,973	5.125%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$844,755	11.414%	$444,065	6.000%	N/A	N/A	$490,322	6.625%
Customers Bank	$857,421	11.626%	$442,505	6.000%	$590,006	8.000%	$488,599	6.625%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$966,097	13.053%	$592,087	8.000%	N/A	N/A	$638,343	8.625%
Customers Bank	$1,003,609	13.608%	$590,006	8.000%	$737,508	10.000%	$636,101	8.625%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$844,755	9.067%	$372,652	4.000%	N/A	N/A	$372,652	4.000%
Customers Bank	$857,421	9.233%	$371,466	4.000%	$464,333	5.000%	$371,466	4.000%
The risk-based capital rules adopted effective January 1, 2015, required that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio" or certain elective distributions would be limited. The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is being phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk- weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter.
Effective January 1, 2017, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:
(i) a common equity Tier 1 risk-based capital ratio of 5.750%;
(ii) a Tier 1 risk-based capital ratio of 7.250% and
(iii) a Total risk-based capital ratio of 9.250%.

Failure to maintain the required capital conservation buffer will result in limitations on elective distributions, including capital distributions and discretionary bonuses to executive officers.

NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments.  FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under the FASB ASC 820, Fair Value Measurements and Disclosures, as explained below.
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
The fair value guidance provides a consistent definition of fair value, focusing on an exit price in an orderly transaction (i.e., not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
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

The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2017 and 2016:

Cash and cash equivalents:

The carrying amounts reported on the balance sheet for cash and cash equivalents approximate those assets’ fair values. These assets are classified as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Investment securities:
The fair values of investment securities available for sale are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
The carrying amount of FHLB, Federal Reserve Bank and other restricted stock approximates fair value and considers the limited marketability of such securities. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - Consumer residential mortgage loans:
Customers generally estimates the fair values of residential mortgage loans held for sale based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans held for sale - Multi-family loans:
The fair values of multi-family loans held for sale are estimated using pricing indications from letters of intent with third party investors, recent sale transactions within the secondary markets for loans with similar characteristics, non-binding indicative bids from brokers or estimates made by management considering current market rates and terms. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans receivable, net of allowance for loan losses:
The fair values of loans held for investment are estimated using discounted cash flows, using market rates at the balance sheet date that reflect the credit and interest-rate risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Impaired loans:
Impaired loans are those that are accounted for under ASC 310, Receivables, for which Customers has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flow analysis.  Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans or discounted cash flows based upon the expected proceeds.  These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned:
The fair value of other real estate owned ("OREO") is determined using appraisals, which may be discounted based on management’s review and changes in market conditions or sales agreements with third parties.  All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice.  Appraisals are certified to Customers and performed by appraisers on Customers' approved list of appraisers. Evaluations are completed by a person independent of management.  The content of the appraisal depends on the complexity of the property.  Appraisals are completed on a “retail value” and an “as is value.” These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Deposit liabilities:
The fair values disclosed for interest and non-interest checking, savings and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  These liabilities are classified as Level 1 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Borrowings:
Borrowings consist of long-term and short-term FHLB advances, 5-year senior unsecured notes, and subordinated debt. For overnight borrowings, the carrying amounts are considered reasonable estimates of fair value and are classified as Level 1 fair values measurements. Fair values of all other FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit-risk characteristics, terms and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. These liabilities are classified as Level 2 fair value measurements. Fair values of privately placed subordinated and senior unsecured debt are estimated by a third-party financial adviser using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit-risk characteristics, terms and remaining maturity. These liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. The $63.3 million senior unsecured notes issued during third quarter 2013 are traded on the New York Stock Exchange, and their price can be obtained daily. This fair value measurement is classified as Level 1.
Derivatives (Assets and Liabilities):
The fair values of interest rate swaps and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future fixed cash receipts and the discounted expected variable cash payments. The discounted variable cash payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for Customers and its counterparties. These assets and liabilities are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. Customers generally uses commitments on hand from third-party investors to estimate an exit price and adjusts for the probability of the commitment being exercised based on Customers' internal experience (i.e., pull-through rate). These assets and liabilities are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments were as follows at December 31, 2017 and 2016.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2017
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale	1,939,485	1,939,659	—	1,795,294	144,365
Loans receivable, net of allowance for loan losses	6,730,243	6,676,763	—	—	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2016
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets
Cash and cash equivalents	$264,709	$264,709	$264,709	$—	$—
Investment securities, available for sale	493,474	493,474	15,246	478,228	—
Loans held for sale	2,117,510	2,117,510	—	2,117,510	—
Loans receivable, net of allowance for loan losses	6,117,322	6,162,020	—	—	6,162,020
FHLB and Federal Reserve Bank, and other restricted stock	68,408	68,408	—	68,408	—
Derivatives	10,864	10,864	—	10,819	45
Liabilities
Deposits	$7,303,775	$7,303,663	$4,472,013	$2,831,650	$—
Federal funds purchased	83,000	83,000	83,000	—	—
FHLB advances	868,800	869,049	688,800	180,249	—
Other borrowings	87,123	91,761	66,261	25,500	—
Subordinated debt	108,783	111,375	—	111,375	—
Derivatives	14,172	14,172	—	14,172	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016, were as follows:

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis
Assets
Available-for-sale securities
Agency-guaranteed residential mortgage-backed securities	$—	$183,458	$—	$183,458
Agency-guaranteed commercial mortgage-backed securities	—	238,472	—	238,472
Corporate notes	—	46,089	—	46,089
Equity securities	3,352	—	—	3,352
Derivatives	—	9,692	60	9,752
Loans held for sale – fair value option	—	1,795,294	—	1,795,294
Total assets - recurring fair value measurements	$3,352	$2,273,005	$60	$2,276,417
Liabilities
Derivatives	$—	$10,074	$—	$10,074
Measured at Fair Value on a Nonrecurring Basis
Assets
Impaired loans, net of specific reserves of $1,451	$—	$—	$13,902	$13,902
Other real estate owned	—	—	1,449	1,449
Total assets - nonrecurring fair value measurements	$—	$—	$15,351	$15,351

	December 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$231,263	$—	$231,263
Agency-guaranteed commercial mortgage-backed securities	—	201,817	—	201,817
Corporate notes	—	45,148	—	45,148
Equity securities	15,246	—	—	15,246
Derivatives	—	10,819	45	10,864
Loans held for sale – fair value option	—	2,117,510	—	2,117,510
Total assets - recurring fair value measurements	$15,246	$2,606,557	$45	$2,621,848
Liabilities
Derivatives	$—	$14,172	$—	$14,172
Measured at Fair Value on a Nonrecurring Basis
Assets
Impaired loans, net of specific reserves of $1,360	$—	$—	$6,527	$6,527
Other real estate owned	—	—	2,731	2,731
Total assets - nonrecurring fair value measurements	$—	$—	$9,258	$9,258

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, were as follows:

	For the Years Ended December 31,
	2017	2016
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at December 31,	$45	$45
Issuances	360	400
Settlements	(345)	(400)
Balance at December 31,	$60	$45

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the years ended December 31, 2017 and 2016.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2017 and 2016, for which Customers utilized Level 3 inputs to measure fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans	$13,902	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	1,449	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	60	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans	$1,431	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Impaired loans	5,096	Discounted cash flow	Projected cash flows (3)	4 times EBIDTA
Other real estate owned	2,731	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	45	Adjusted market bid	Pull-through rate	90%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. Customers does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value determined by appraisal.

(3)	Projected cash flows of the business derived using EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple based on management's best estimate.

(4)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain borrowings. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest-Rate Risk
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is to be recognized directly in earnings. During 2017 and 2016, Customers did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers’ variable-rate debt. Customers expects to reclassify $0.3 million from accumulated other comprehensive income to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At December 31, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest-rate risk. At December 31, 2016, Customers had four outstanding interest rate derivatives with notional amounts totaling $325.0 million that were designated as cash flow hedges of interest-rate risk. The hedges expire between January 2018 and April 2019.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate the customer's respective risk management strategies (typically the loan customers will swap a floating-rate loan to a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At December 31, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $800.5 million related to this program. At December 31, 2016, Customers had 76 interest rate swaps with an aggregate notional amount of $716.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2017 and 2016, Customers had an outstanding notional balance of residential mortgage loan commitments of $2.7 million and $3.6 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2017 and 2016, Customers had an outstanding notional balance of credit derivatives of $80.5 million and $44.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2017 and 2016.

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	Other assets	$816	Other liabilities	$1,140
Total		$816		$1,140
Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$8,776	Other liabilities	$8,897
Credit contracts	Other assets	100	Other liabilities	37
Residential mortgage loan commitments	Other assets	60	Other liabilities	—
Total		$8,936		$8,934

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	Other assets	$—	Other liabilities	$3,624
Total		$—		$3,624
Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$10,683	Other liabilities	$10,537
Credit contracts	Other assets	136	Other liabilities	11
Residential mortgage loan commitments	Other assets	45	Other liabilities	—
Total		$10,864		$10,548

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31, 2017
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Other non-interest income	$604
Credit contracts	Other non-interest income	171
Residential mortgage loan commitments	Mortgage banking income	15
Total		$790

	For the Year Ended December 31, 2016
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Other non-interest income	$2,955
Credit contracts	Other non-interest income	163
Residential mortgage loan commitments	Mortgage banking income	—
Total		$3,118

	For the Year Ended December 31, 2015
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Other non-interest income	$1,889
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage banking income	2
Total		$1,876

For the Year Ended December 31, 2017
		Location of Gain	Amount of Loss
	Amount of Income	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$406	Interest expense	$(2,634)

For the Year Ended December 31, 2016
		Location of Gain	Amount of Loss
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$(629)	Interest expense	$(1,946)

For the Year Ended December 31, 2015
		Location of Gain	Amount of Gain (Loss)
	Amount of Loss	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (Effective	OCI into Income	Income (Effective
	Portion) (1)	(Effective Portion)	Portion)
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,534)	Interest expense	$—
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2017, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $4.4 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at December 31, 2017, had posted $4.9 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,930	$—	$5,930	$—	$5,070	$860

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$4,723	$—	$4,723	$—	$—	$4,723

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,058	$—	$5,058	$—	$4,872	$186

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2016
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,825	$—	$9,825	$—	$4,472	$5,353

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015.
Balance Sheets

	December 31,
	2017	2016
(amounts in thousands)
Assets
Cash in subsidiary bank	$67,231	$54,441
Investments in and receivables due from subsidiaries	1,039,883	883,793
Other assets	3,160	10,784
Total assets	$1,110,274	$949,018
Liabilities and Shareholders’ equity
Borrowings	$186,497	$87,123
Other liabilities	2,813	6,023
Total liabilities	189,310	93,146
Shareholders’ equity	920,964	855,872
Total Liabilities and Shareholders’ Equity	$1,110,274	$949,018

Income and Comprehensive Income Statements

	For the Years Ended December 31,
	2017	2016	2015
(amounts in thousands)
Operating income:
Other	$38,200	$25,400	$18,545
Total operating income	38,200	25,400	18,545
Operating expense:
Interest	7,984	5,854	5,854
Other	1,742	4,570	4,604
Total operating expense	9,726	10,424	10,458
Income before taxes and undistributed income of subsidiaries	28,474	14,976	8,087
Income tax benefit	3,620	3,961	3,516
Income before undistributed income of subsidiaries	32,094	18,937	11,603
Equity in undistributed income of subsidiaries	46,743	59,765	46,980
Net income	78,837	78,702	58,583
Preferred stock dividends	14,459	9,515	2,493
Net income available to common shareholders	64,378	69,187	56,090
Comprehensive income	$83,370	$81,794	$50,721
Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$78,837	$78,702	$58,583
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(46,743)	(59,765)	(46,980)
Loss on sale of available for sale investment securities	—	1	—
(Increase) decrease in other assets	7,624	(7,721)	2,488
Increase (decrease) in other liabilities	(1,322)	54	(112)
Net Cash Provided By Operating Activities	38,396	11,271	13,979
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	—	4	—
Payments for investments in and advances to subsidiaries	(98,725)	(230,872)	(30,036)
Net Cash Used in Investing Activities	(98,725)	(230,868)	(30,036)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,716	70,985	904
Proceeds from issuance of preferred stock	—	161,902	55,569
Proceeds from issuance of long-term debt	98,564	—	—
Exercise and redemption of warrants	1,059	1,532	—
Payments of employee taxes withheld from share-based awards	(14,761)	(5,897)	—
Preferred stock dividends paid	(14,459)	(9,051)	(2,314)
Net Cash Provided by Financing Activities	73,119	219,471	54,159
Net Increase (Decrease) in Cash and Cash Equivalents	12,790	(126)	38,102
Cash and Cash Equivalents – Beginning	54,441	54,567	16,465
Cash and Cash Equivalents – Ending	$67,231	$54,441	$54,567

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2017 and 2016. Amounts previously reported as discontinued operations for the quarterly data for the year ended December 31, 2016, related to BankMobile have been reclassified to conform with the current period presentation as a result of the BankMobile spin-off/merger transaction described in NOTE 3 - SPIN-OFF AND MERGER.

	2017
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$97,619	$98,285	$93,852	$83,094
Interest expense	29,319	30,266	25,246	20,676
Net interest income	68,300	68,019	68,606	62,418
Provision for loan losses	831	2,352	535	3,050
Non-interest income	19,740	18,026	18,391	22,754
Non-interest expenses	54,788	61,040	50,413	49,366
Income before income taxes	32,421	22,653	36,049	32,756
Provision for income taxes	10,806	14,899	12,327	7,009
Net income	21,615	7,754	23,722	25,747
Preferred stock dividends	3,615	3,615	3,615	3,615
Net income available to common shareholders	$18,000	$4,139	$20,107	$22,132
Earnings per common share:
Basic earnings per common share	$0.58	$0.13	$0.66	$0.73
Diluted earnings per common share	$0.55	$0.13	$0.62	$0.67

	2016
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$83,609	$84,212	$81,321	$73,398
Interest expense	19,481	19,627	18,163	15,771
Net interest income	64,128	64,585	63,158	57,627
Provision for loan losses	187	88	786	1,980
Non-interest income	15,131	27,486	8,257	5,494
Non-interest expenses	49,924	56,218	38,183	33,905
Income before income taxes	29,148	35,765	32,446	27,236
Provision for income taxes	9,320	14,558	12,963	9,052
Net income	19,828	21,207	19,483	18,184
Preferred stock dividends	3,615	2,552	2,062	1,286
Net income available to common shareholders	$16,213	$18,655	$17,421	$16,898
Earnings per common share:
Basic earnings per common share	$0.56	$0.68	$0.64	$0.63
Diluted earnings per common share	$0.51	$0.63	$0.59	$0.58

NOTE 24 – BUSINESS SEGMENTS

Customers' segment financial reporting reflects the manner in which its chief operating decision makers allocate resources and assess performance. Management has determined that Customers' operations consist of two reportable segments - Community Business Banking and BankMobile. Each segment generates revenues, manages risk and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing and analysis of these segments vary considerably.
The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island and New Hampshire through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, commercial mortgage companies and equipment finance. Revenues are generated primarily through net interest income (the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and bank-owned life insurance.
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full-service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are a result of the Disbursement business acquisition described in NOTE 2 - ACQUISITION ACTIVITY.

The following tables present the operating results for Customers' reportable business segments for the years ended December 31, 2017, 2016 and 2015. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned spin-off of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 37.67% for year ended December 31, 2017, and 38% for the years ended December 31, 2016 and 2015, respectively.

	For the Year Ended December 31, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$359,931	$12,919	$372,850
Interest expense	105,438	69	105,507
Net interest income	254,493	12,850	267,343
Provision for loan losses	5,638	1,130	6,768
Non-interest income	24,788	54,122	78,910
Non-interest expense	128,604	87,002	215,606
Income (loss) before income taxes	145,039	(21,160)	123,879
Income tax expense (benefit)	53,013	(7,971)	45,042
Net income (loss)	92,026	(13,189)	78,837
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$77,567	$(13,189)	$64,378

Goodwill and other intangibles	$3,630	$12,665	$16,295
Total assets	$9,769,996	$69,559	$9,839,555
Total deposits	$6,400,310	$399,832	$6,800,142
Total non-deposit liabilities	$2,106,919	$11,530	$2,118,449

	For the Year Ended December 31, 2016
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$315,643	$6,896	$322,539
Interest expense	73,004	38	73,042
Net interest income	242,639	6,858	249,497
Provision for loan losses	2,246	795	3,041
Non-interest income	23,165	33,205	56,370
Non-interest expense (2)	130,394	47,837	178,231
Income (loss) before income taxes	133,164	(8,569)	124,595
Income tax expense (benefit) (2)	49,149	(3,256)	45,893
Net income (loss)	84,015	(5,313)	78,702
Preferred stock dividends	9,515	—	9,515
Net income (loss) available to common shareholders	$74,500	$(5,313)	$69,187

Goodwill and other intangibles	$3,639	$13,982	$17,621
Total assets	$9,303,465	$79,271	$9,382,736
Total deposits	$6,846,980	$456,795	$7,303,775
Total non-deposit liabilities	$1,195,087	$28,002	$1,223,089

(1) - Amounts reported include funds transfer pricing of $12.9 million and $6.9 million, respectively, for the years ended December 31, 2017 and 2016, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no-cost deposits.
(2) - Includes an $0.8 million inter-segment reclassification of previously reported Community Business Banking and BankMobile segment non-interest expenses, and related income tax effects, as a result of the reallocation of certain segment expenses in 2016 to be consistent with year ended December 31, 2017, presentation.

	For the Year Ended December 31, 2015
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$243,404	$6,446	$249,850
Interest expense	53,536	24	53,560
Net interest income	189,868	6,422	196,290
Provision for loan losses	20,562	4	20,566
Non-interest income	27,573	144	27,717
Non-interest expense	107,569	7,377	114,946
Income (loss) before income taxes	89,310	(815)	88,495
Income tax expense (benefit)	30,221	(309)	29,912
Net income (loss)	59,089	(506)	58,583
Preferred stock dividends	2,493	—	2,493
Net income (loss) available to common shareholders	$56,596	$(506)	$56,090

Goodwill and other intangibles	$3,651	$—	$3,651
Total assets	$8,395,525	$2,680	$8,398,205
Total deposits	$5,662,433	$247,068	$5,909,501
Total non-deposit liabilities	$1,934,731	$71	$1,934,802

(1) - Amounts reported include funds transfer pricing of $6.4 million for the year ended December 31, 2015, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no-cost deposits.

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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective.
Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.
Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2017. BDO USA, LLP’s attestation report, which appears in Part II, Item 8, "Financial Statements and Supplementary Data," is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During fourth quarter 2017, there have been no changes in the Bancorp’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Bancorp’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2018 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

2.1
Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.2
Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3
Asset Purchase Agreement dated as of December 15, 2015 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

3.1
Purchase and Assumption Agreement dated as of March 7, 2017 among Flagship Community Bank, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on March 8, 2017

3.2
Amended and Restated Purchase and Assumption Agreement and Plan of Merger dated as of November 17, 2017 among Flagship Community Bank, BankMobile Technologies, Inc, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on November 20, 2017

3.3	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.4	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.5
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

3.8
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016

3.9
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

4.10
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

10.1+	Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.2+
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

10.5+
Form of Restricted Stock Unit Award Agreement for Employees relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.25 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.6+	Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.7+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.8+
Form of Restricted Stock Unit Award Agreement for Directors relating to the 2012 Special Stock Reward Program, incorporated by reference to Exhibit 10.26 to the Customers Bancorp Form S-1/A filed with the SEC on May 1, 2012

10.9+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.10+	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

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
10.13+
Change of Control Agreement, dated as of December 22, 2012, by and between Customers Bancorp, Inc. and Ken Keiser, incorporated by reference to Exhibit 10.14 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.14+
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

10.16+
Amendment to Employment Agreement, dated as of February 26, 2016, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.17
At Market Issuance Sales Agreement dated as of December 23, 2015, by and among the Company, FBR Capital Markets & Co., MLV & Co. LLC and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 23, 2015

10.18	Termination of At Market Issuance Sales Agreement dated as of January 20, 2016, incorporated by reference to Exhibit 10.20 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.19
Transition Services Agreement dated as of June 15, 2016 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 16, 2016

10.20
At Market Issuance Sales Agreement dated as of August 11, 2016, by and among Customers Bancorp, FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC., incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 11, 2016

10.21
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.22+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.23+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.24+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

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

101
Interactive Data Files regarding (a) Balance Sheets as of December 31, 2017 and 2016, (b) Statements of Income for the years ended December 31, 2017, 2016 and 2015, (c) Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (d) Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (f) Notes to Financial Statements for the years ended December 31, 2017, 2016 and 2015.

+	Management Contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

February 23, 2018	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

February 23, 2018	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 23, 2018
Jay S. Sidhu

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2018
Robert E. Wahlman

/s/ Carla A. Leibold	Senior Vice President - Chief Accounting Officer and Controller (principal accounting officer)	February 23, 2018
Carla A. Leibold

/s/ Daniel K. Rothermel	Director
Daniel K. Rothermel		February 23, 2018

/s/ Bhanu Choudhrie	Director
Bhanu Choudhrie		February 23, 2018

/s/ Andrea R. Allon	Director
Andrea R. Allon		February 23, 2018

/s/ T. Lawrence Way	Director
T. Lawrence Way		February 23, 2018

/s/ Rick B. Burkey	Director
Rick B. Burkey		February 23, 2018

/s/ Steven J. Zuckerman	Director
Steven J. Zuckerman		February 23, 2018