Form 10-Q
period 2018-03-31
Customers Bancorp, Inc.
filed 2018-05-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
On May 4, 2018, 31,498,221 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Controls and Procedures	68

PART II

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	73

SIGNATURES		75

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$9,198	$20,388
Interest-earning deposits	206,213	125,935
Cash and cash equivalents	215,411	146,323
Investment securities, at fair value	1,181,661	471,371
Loans held for sale (includes $1,875,515 and $1,795,294, respectively, at fair value)	1,875,515	1,939,485
Loans receivable	6,943,566	6,768,258
Allowance for loan losses	(39,499)	(38,015)
Total loans receivable, net of allowance for loan losses	6,904,067	6,730,243
FHLB, Federal Reserve Bank, and other restricted stock	130,302	105,918
Accrued interest receivable	31,812	27,021
Bank premises and equipment, net	11,556	11,955
Bank-owned life insurance	259,222	257,720
Other real estate owned	1,742	1,726
Goodwill and other intangibles	17,477	16,295
Other assets	140,501	131,498
Total assets	$10,769,266	$9,839,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,260,853	$1,052,115
Interest-bearing	5,781,606	5,748,027
Total deposits	7,042,459	6,800,142
Federal funds purchased	195,000	155,000
FHLB advances	2,252,615	1,611,860
Other borrowings	186,735	186,497
Subordinated debt	108,904	108,880
Accrued interest payable and other liabilities	64,465	56,212
Total liabilities	9,850,178	8,918,591
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,996,531 and 31,912,763 shares issued as of March 31, 2018 and December 31, 2017; 31,466,271 and 31,382,503 shares outstanding as of March 31, 2018 and December 31, 2017	31,997	31,913
Additional paid in capital	424,099	422,096
Retained earnings	279,942	258,076
Accumulated other comprehensive loss, net	(26,188)	(359)
Treasury stock, at cost (530,260 shares as of March 31, 2018 and December 31, 2017)	(8,233)	(8,233)
Total shareholders’ equity	919,088	920,964
Total liabilities and shareholders’ equity	$10,769,266	$9,839,555
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans receivable, including fees	$66,879	$61,461
Loans held for sale	19,052	13,946
Investment securities	8,672	5,887
Other	2,361	1,800
Total interest income	96,964	83,094
Interest expense:
Deposits	19,793	14,323
Other borrowings	3,376	1,608
FHLB advances	7,080	3,060
Subordinated debt	1,684	1,685
Total interest expense	31,933	20,676
Net interest income	65,031	62,418
Provision for loan losses	2,117	3,050
Net interest income after provision for loan losses	62,914	59,368
Non-interest income:
Interchange and card revenue	9,661	13,511
Deposit fees	2,092	3,127
Bank-owned life insurance	2,031	1,367
Mortgage warehouse transactional fees	1,887	2,221
Gain on sale of SBA and other loans	1,361	1,328
Mortgage banking income	121	155
Impairment loss on investment securities	—	(1,703)
Other	3,757	2,748
Total non-interest income	20,910	22,754
Non-interest expense:
Salaries and employee benefits	24,925	21,112
Technology, communication and bank operations	9,943	9,916
Professional services	6,008	7,512
Occupancy	2,834	2,714
FDIC assessments, non-income taxes, and regulatory fees	2,200	1,725
Provision for operating losses	1,526	1,646
Loan workout	659	521
Advertising and promotion	390	326
Merger and acquisition related expenses	106	—
Other real estate owned expenses (income)	40	(55)
Other	3,649	3,949
Total non-interest expense	52,280	49,366
Income before income tax expense	31,544	32,756
Income tax expense	7,402	7,009
Net income	24,142	25,747
Preferred stock dividends	3,615	3,615
Net income available to common shareholders	$20,527	$22,132
Basic earnings per common share	$0.65	$0.73
Diluted earnings per common share	$0.64	$0.67
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$24,142	$25,747
Unrealized losses on available-for-sale debt securities:
Unrealized losses arising during the period	(34,098)	(1,123)
Income tax effect	8,865	438
Net unrealized losses on available-for-sale debt securities	(25,233)	(685)
Unrealized gains on cash flow hedges:
Unrealized gains arising during the period	873	329
Income tax effect	(227)	(128)
Reclassification adjustment for losses included in net income	131	827
Income tax effect	(34)	(323)
Net unrealized gains on cash flow hedges	743	705
Other comprehensive (loss) income, net of income tax effect	(24,490)	20
Comprehensive income (loss)	$(348)	$25,767
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	24,142	—	—	24,142
Other comprehensive loss	—	—	—	—	—	—	(24,490)	—	(24,490)
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	1,786	—	—	—	1,786
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based compensation arrangements	—	—	78,526	79	110	—	—	—	189
Balance, March 31, 2018	9,000,000	$217,471	31,466,271	$31,997	$424,099	$279,942	$(26,188)	$(8,233)	$919,088

	Three Months Ended March 31, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income	—	—	—	—	—	25,747	—	—	25,747
Other comprehensive income	—	—	—	—	—	—	20	—	20
Preferred stock dividends	—	—	—	—	—	(3,615)	—		(3,615)
Share-based compensation expense	—	—	—	—	1,413	—	—	—	1,413
Exercise of warrants	—	—	43,974	44	376	—	—	—	420
Issuance of common stock under share-based compensation arrangements	—	—	302,436	303	(343)	—	—	—	(40)
Balance, March 31, 2017	9,000,000	$217,471	30,636,327	$31,167	$428,454	$215,830	$(4,872)	$(8,233)	$879,817
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$24,142	$25,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,117	3,050
Depreciation and amortization	3,344	1,475
Share-based compensation expense	2,218	1,829
Deferred taxes	2,684	(284)
Net amortization of investment securities premiums and discounts	375	111
Unrealized gain recognized on equity securities	(10)	—
Impairment loss on investment securities	—	1,703
Gain on sale of SBA and other loans	(1,477)	(1,421)
Origination of loans held for sale	(6,808,457)	(6,401,005)
Proceeds from the sale of loans held for sale	6,728,331	6,834,060
Amortization of fair value discounts and premiums	76	27
Net loss on sales of other real estate owned	—	(103)
Valuation and other adjustments to other real estate owned	41	23
Earnings on investment in bank-owned life insurance	(2,031)	(1,367)
Increase in accrued interest receivable and other assets	(6,806)	(10,827)
(Decrease) increase in accrued interest payable and other liabilities	7,347	(844)
Net Cash Provided By (Used In) Operating Activities	(48,106)	452,174
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	11,489	11,781
Purchases of investment securities available for sale	(756,242)	(538,544)
Net increase in loans	(46,969)	(377,517)
Proceeds from sales of loans	16,468	105,448
Purchase of loans	—	(171,839)
Purchases of bank-owned life insurance	—	(50,000)
Proceeds from bank-owned life insurance	529	—
Net (purchases of) proceeds from FHLB, Federal Reserve Bank, and other restricted stock	(24,384)	(16,810)
Purchases of bank premises and equipment	(268)	(366)
Proceeds from sales of other real estate owned	—	450
Purchase of leased assets under operating leases	(2,755)	—
Net Cash Used In Investing Activities	(802,132)	(1,037,397)
Cash Flows from Financing Activities
Net increase in deposits	242,317	31,705
Net increase in short-term borrowed funds from the FHLB	640,755	337,750
Net increase in federal funds purchased	40,000	132,000
Preferred stock dividends paid	(3,615)	(3,615)
Exercise of warrants	112	420
Payments of employee taxes withheld from share-based awards	(587)	(2,172)
Proceeds from issuance of common stock	344	1,716
Net Cash Provided By Financing Activities	919,326	497,804
Net Increase (Decrease) in Cash and Cash Equivalents	69,088	(87,419)
Cash and Cash Equivalents – Beginning	146,323	264,709
Cash and Cash Equivalents – Ending	$215,411	$177,290

	(continued)

Supplementary Cash Flows Information
Interest paid	$29,746	$17,015
Income taxes paid	4,174	2,348
Non-cash items:
Transfer of loans to other real estate owned	$57	$—
Transfer of loans held for sale to held for investment	129,691	—
University relationship intangible purchased not settled	1,502	—
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; and nationally for certain loan and deposit products.  The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products to customers through its limited-purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York, Philadelphia, Pennsylvania, Washington, D.C., and Chicago, Illinois. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies.
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. In October 2017, Customers announced its intent to spin-off its BankMobile business directly to Customers’ shareholders, to be followed by a merger of BankMobile into Flagship Community Bank ("Flagship"), as the most favorable option for disposition of BankMobile to Customers' shareholders rather than selling the business directly to a third party. Until execution of the spin-off and merger transaction, the assets and liabilities of BankMobile will be reported as held and used for all periods presented. Previously, Customers had stated its intention to sell BankMobile and, accordingly, all BankMobile operating results and cash flows for the quarter ended March 31, 2017 were presented as discontinued operations. All prior period amounts have been reclassified to conform with the current period consolidated financial statement presentation. See NOTE 2 SPIN-OFF AND MERGER for more discussion regarding the spin-off and merger transaction.
Customers is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.

NOTE 2 – SPIN-OFF AND MERGER

In third quarter 2017, Customers decided that the best strategy for its shareholders to realize the value of the BankMobile business was to divest BankMobile through a spin-off of BankMobile to Customers’ shareholders to be followed by a merger with Flagship Community Bank ("Flagship"). An Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the "Amended Agreement") with Flagship to effect the spin-off and merger and Flagship's related purchase of BankMobile deposits from Customers was executed on November 17, 2017. Per the provisions of the Amended Agreement, the spin-off will be followed by a merger of Customers' BankMobile Technologies, Inc. ("BMT") subsidiary into Flagship, with Customers' shareholders first receiving shares of BMT as a dividend in the spin-off and then receiving shares of Flagship common stock in the merger of BMT into Flagship in exchange for shares of BMT common stock they receive in the spin-off. Flagship will separately purchase BankMobile deposits directly from Customers for cash. Following completion of the spin-off and merger and other transactions contemplated in the Amended Agreement between Customers and Flagship, BMT's shareholders would receive collectively more than 50% of Flagship common stock. The common stock of the merged entities, expected to be called BankMobile, is expected to be listed on a national securities exchange after completion of the transactions. In connection with the signing of the Amended Agreement on November 17, 2017, Customers deposited $1.0 million in an escrow account with a third party to be reserved for payment to Flagship in the event the Amended Agreement is terminated for reasons described in the Amended Agreement. This $1.0 million is considered restricted cash and is presented in cash and cash equivalents in the accompanying March 31, 2018 consolidated balance sheet. The Amended Agreement provides that completion of the transactions will be subject to the receipt of all necessary closing conditions. Customers expects the transaction to close in the third quarter of 2018.

As of and for the three month period ended March 31, 2017, BankMobile met the criteria to be classified as held for sale, and accordingly the operating results and associated cash flows of BankMobile were presented as “Discontinued operations” for the three month period ended March 31, 2017. However, generally accepted accounting principles require that assets, liabilities, operating results, and cash flows associated with a business to be disposed of through a spin-off/merger transaction should not be reported as held for sale or discontinued operations until execution of the spin-off/merger transaction. As a result, beginning in third quarter 2017, the period in which Customers decided to spin-off BankMobile rather than selling directly to a third party, BankMobile's operating results and cash flows were no longer reported as held for sale or discontinued operations but instead will be reported as held and used. At September 30, 2017, Customers measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made.

Amounts previously reported as discontinued operations for the three month period ended March 31, 2017 have been reclassified to conform with the current period presentation within the accompanying consolidated financial statements as summarized below. Customers will continue reporting the Community Business Banking and BankMobile segment results. See NOTE 12 - BUSINESS SEGMENTS.

The following summarizes the effect of the reclassification from held for sale classification to held and used classification on the previously reported consolidated statements of income for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
		Effect of Reclassification From Held For Sale to Held and Used
(amounts in thousands)	As Previously Reported		After Reclassification
Interest income	$83,094	$—	$83,094
Interest expense	20,670	6	20,676
Net interest income	62,424	(6)	62,418
Provision for loan losses	3,050	—	3,050
Non-interest income	5,427	17,327	22,754
Non-interest expenses	30,147	19,219	49,366
Income from continuing operations before income taxes	34,654	(1,898)	32,756
Provision for income taxes	7,730	(721)	7,009
Net income from continuing operations	26,924	(1,177)	25,747
Loss from discontinued operations before income taxes	(1,898)	1,898	—
Income tax benefit from discontinued operations	(721)	721	—
Net loss from discontinued operations	(1,177)	1,177	—
Net income	25,747	—	25,747
Preferred stock dividend	3,615	—	3,615
Net income available to common shareholders	$22,132	$—	$22,132

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2017 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2017 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (the "Form 10-K"). That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable; Purchased Loans; Allowance for Loan Losses; Goodwill and Other Intangible Assets; Investments in FHLB, Federal Reserve Bank, and Other Restricted Stock; Other Real Estate Owned; Bank-Owned Life Insurance; Bank Premises and Equipment; Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Business Segments; Derivative Instruments and Hedging; Comprehensive Income (Loss); Earnings per Share; and Loss Contingencies. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.
Reclassifications
As described in NOTE 2 - SPIN-OFF AND MERGER, beginning in third quarter 2017, Customers reclassified BankMobile, a segment previously classified as held for sale, to held and used as it no longer met the held-for-sale criteria. Certain prior period amounts and note disclosures (including NOTE 4, NOTE 8 and NOTE 10) have been reclassified to conform with the current period presentation. Except for these reclassifications, there have been no material changes to Customers' significant accounting policies as disclosed in Customers' Annual Report on Form 10-K for the year ended December 31, 2017.
Presented below are recently issued accounting standards that Customers has adopted as well as those that the Financial Accounting Standards Board (“FASB”) has issued but are not yet effective or that Customers has not yet adopted.

Recently Issued Accounting Standards
Accounting Standards Adopted on January 1, 2018

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income/(Loss)
•  Allows for reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cut and Jobs Act.
•  Requires an entity to disclose whether it has elected to reclassify stranded tax effects from AOCI to retained earnings and its policy for releasing income tax effects from AOCI.
•  Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.

•  Customers early adopted on January 1, 2018.
•  The adoption resulted in the reclassification of $0.3 million in stranded tax effects in Customers' AOCI related to net unrealized losses on its available-for-sale securities and cash flow hedges.
•  The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

Issued February 2018
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
•  Aligns the entity's risk management activities and financial reporting for hedging relationships.
•  Amends the existing hedge accounting model and expands an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest-rate risk.
•  Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedge item.
•  Changes certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness.
•  Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

•  Customers early adopted on January 1, 2018.
•  With the early adoption, Customers is now able to pursue additional hedging strategies including the ability to apply fair value hedge accounting to a specified pool of assets by excluding the portion of the hedged items related to prepayments, defaults and other events.
•  These additional hedging strategies will allow Customers to better align its accounting and the financial reporting of its hedging activities with its economic objectives thereby reducing the earnings volatility resulting from these hedging activities.
•  The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements. Customers has updated its disclosures in NOTE 11 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES as a result of early adopting this ASU.

Issued August 2017
ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting
•  Clarifies when to account for a change to the terms or conditions of a share-based-payment award as a modification in ASC 718.
•  Provides that modification accounting is only required if the fair value, vesting conditions, or the classification of the award as equity or a liability changes as a result of the change in terms or conditions.
•  Effective January 1, 2018 on a prospective basis for awards modified on or after the adoption date.

•  Customers adopted on January 1, 2018.
•  Customers generally does not modify the terms or conditions of its share-based-payment awards.
•  The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

Issued May 2017
ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
•  Clarifies the scope and application of the accounting guidance on the sale of nonfinancial assets to non-customers, including partial sales.
•  Clarifies that if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20.
•  Effective January 1, 2018 on a prospective basis.
• Customers adopted on January 1, 2018. • The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.
Issued February 2017
ASU 2017-01, Clarifying the Definition of a Business
•  Narrows the definition of a business and clarifies that to be considered a business, the fair value of gross assets acquired (or disposed of) should not be concentrated in a single identifiable asset or a group of similar identifiable assets.
•  Also clarifies that in order to be considered a business, an acquisition would have to include an input and a substantive process that together will significantly contribute to the ability to create an output.
•  Effective January 1, 2018 on a prospective basis.
• Customers adopted on January 1, 2018. • The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.
Issued January 2017

Accounting Standards Adopted on January 1, 2018 (continued)

Standard	Summary of guidance	Effects on Financial Statements
ASU 2016-18, Statement of Cash Flows: Restricted Cash
•  Requires inclusion of restricted cash in cash and cash equivalents when reconciling the beginning-of-period total amounts shown on the statement of cash flows.
•  Effective January 1, 2018 and requires retrospective application to all periods presented.

•  Customers adopted on January 1, 2018.
•  The adoption did not result in any significant impact on Customers' consolidated financial statements, including its consolidated statement of cash flows, and therefore did not result in a retrospective application.

Issued November 2016
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
•  Requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.
•  Eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use.
•  Effective January 1, 2018 on a modified retrospective basis.
• Customers adopted on January 1, 2018. • The adoption of the ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.
Issued October 2016
ASU 2016-15, Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments
•  Aims to reduce the existing diversity in practice with regards to the classification of the following specific items in the statement of cash flows:
1.
Cash payments for debt prepayment or extinguishment costs will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.
2.
Cash paid by an acquirer soon after a business combination for the settlement of a contingent consideration liability recognized at the acquisition date will be classified in investing activities.
3.
Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (i.e., the nature of the loss).
4.
Cash proceeds received from the settlement of bank-owned life insurance policies will be classified as cash inflows from investing activities.
5.
A transferor's beneficial interest obtained in a securitization of financial assets will be disclosed as a non-cash activity, and cash received from beneficial interests will be classified in investing activities.

• Effective January 1, 2018 and requires retrospective application to all periods presented.

•  Customers adopted on January 1, 2018.
•  The adoption did not result in any significant impact on Customers' consolidated financial statements, including its consolidated statement of cash flows, and therefore it did not result in a retrospective application.

Issued August 2016

Accounting Standards Adopted on January 1, 2018 (continued)

Standard	Summary of guidance	Effects on Financial Statements
ASU 2016-04, Liabilities - Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products
•  Requires issuers of prepaid stored-value products (such as gift cards, telecommunication cards, and traveler's checks), to derecognize the financial liability related to those products for breakage. Breakage is the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash.
•  The amendments in this ASU provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606.
•  Effective January 1, 2018 on a modified retrospective basis.
• Customers adopted on January 1, 2018. • The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.
Issued March 2016
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
•  Requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income.
•  Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.
•  Eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
•  Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•  Requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
•  Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements.
•  Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.
•  Effective January 1, 2018 on a modified retrospective basis.

•  Customers adopted on January 1, 2018 using a modified retrospective approach.
•  The adoption of this ASU resulted in a cumulative-effect adjustment that resulted in a $1.0 million reduction in AOCI and a corresponding increase in retained earnings for the same amount.
•  The $1.0 million represented the net unrealized gain on Customers' investment in Religare equity securities at December 31, 2017, as disclosed in NOTE 6 - INVESTMENT SECURITIES.
•  Customers also refined its calculation to determine the fair value of its held-for- investment loan portfolio for disclosure purposes using an exit price notion as part of adopting this ASU. The refined calculation did not have a significant impact on Customers' fair value disclosures.

Issued January 2016

Accounting Standards Adopted on January 1, 2018 (continued)

Standard	Summary of guidance	Effects on Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Issued May 2014
•  Supersedes the revenue recognition requirements in ASC 605.
•  Requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
•  The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605.
• Reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction.
• Requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
•  Effective January 1 , 2018 and can be either applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).

•  Customers adopted on January 1, 2018 on a modified retrospective basis.
•  Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), Customers concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain).
•  Customers has identified its deposit-related fees, service charges, debit and prepaid card interchange income and university fees to be within the scope of the standard.
•  Customers has also completed its review of the related contracts and its evaluation of certain costs related to these revenue streams and determined that its debit and prepaid card interchange income, previously reported on a gross basis for periods prior to adoption, will need to be presented on a net basis under this ASU, as Customers is the agent.
•  The adoption of this ASU, did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements. Additional discussion related to the adoption and the required quantitative and qualitative disclosures are included in NOTE 13 - NON-INTEREST REVENUES.

Accounting Standards Issued But Not Yet Adopted

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10)
•  Clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with ASC 820, Fair Value Measurement.
•  Provides clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date.
•  Effective July 1, 2018 on a prospective basis with early adoption permitted.

•  Customers currently does not have any significant equity securities without readily determinable fair values and, accordingly, does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements; however, Customers will continue to evaluate the potential impact of this ASU through the adoption date.

Issued February 2018
ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features
•  Changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.
•  When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.
•  For freestanding equity-classified financial instruments, the amendments require entities to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of net income available to common shareholders in basic earnings per share ("EPS").
•  Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

•  Customers currently does not have any equity-linked financial instruments (or embedded features) with down round features and, accordingly, does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements; however, Customers will continue to evaluate the potential impact of this ASU through the adoption date.

Issued July 2017
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities
•  Requires that premiums for certain callable debt securities held be amortized to their earliest call date.
•  Effective for Customers beginning after December 15, 2018, with early adoption permitted.
•  Adoption of this new guidance must be applied on a modified retrospective approach.

•  Customers currently has an immaterial amount of callable debt securities purchased at a premium and, accordingly, does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements; however, Customers will continue to evaluate the potential impact through the adoption date.

Issued March 2017

Accounting Standards Issued But Not Yet Adopted (continued)

Standard	Summary of guidance	Effects on Financial Statements
ASU 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
•  Requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including HTM securities), presents the net amount expected to be collected on the financial asset.
•  Replaces today's "incurred loss" approach and is expected to result in earlier recognition of credit losses.
•  For available-for-sale debt securities, entities will be required to record allowances for credit losses rather than reduce the carrying amount, as they do today under the OTTI model, and will be allowed to reverse previously established allowances in the event the credit of the issuer improves.
•  Simplifies the accounting model for purchased credit-impaired debt securities and loans.
•  Effective beginning after December 15, 2019 with early adoption permitted.
•  Adoption can be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

•  Customers is currently evaluating the impact of this ASU, initiating implementation efforts across the company and planning for loss modeling requirements consistent with lifetime expected loss estimates.
•  Customers expects that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions.
•  The adoption of this ASU may result in an increase to Customers' allowance for loan losses which will depend upon the nature and characteristics of Customers' loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date.
•  Customers currently does not intend to early adopt this new guidance.

Issued June 2016
ASU 2016-02, Leases
•  Supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases.
•  From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.
•  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees.
•  This ASU will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases.
•  Effective beginning after December 15, 2018 with early adoption permitted.
•  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

•  Customers is currently evaluating the impact of this ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.
•  Customers does not intend to early adopt this ASU.

Issued February 2016

NOTE 4 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended March 31,
	2018	2017
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$20,527	$22,132

Weighted-average number of common shares outstanding - basic	31,424,496	30,407,060
Share-based compensation plans	840,561	2,344,929
Warrants	8,916	37,171
Weighted-average number of common shares - diluted	32,273,973	32,789,160

Basic earnings per common share	$0.65	$0.73
Diluted earnings per common share	$0.64	$0.67

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2018	2017
Anti-dilutive securities:
Share-based compensation awards	1,059,225	—
Warrants	—	52,242
Total anti-dilutive securities	1,059,225	52,242

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017. All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

	Three Months Ended March 31, 2018
	Available-for-sale securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (1)	(256)	—	(256)	(42)	(298)
Reclassification of net unrealized gains on equity securities (1)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassification adjustments on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Other comprehensive income (loss) before reclassifications	(25,233)	—	(25,233)	646	(24,587)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	—	—	—	97	97
Net current-period other comprehensive income (loss)	(25,233)	—	(25,233)	743	(24,490)
Balance - March 31, 2018	$(26,691)	$—	$(26,691)	$503	$(26,188)
(1) Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in accumulated other comprehensive income of $1.3 million and a corresponding increase in retained earnings for the same amount. See NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information.
(2) Reclassification amounts for available-for-sale securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

	Three Months Ended March 31, 2017
	Available-for-sale securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2016	$(2,681)	$—	$(2,681)	$(2,211)	$(4,892)
Other comprehensive income (loss) before reclassifications	(685)	—	(685)	201	(484)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	504	504
Net current-period other comprehensive income (loss)	(685)	—	(685)	705	20
Balance - March 31, 2017	$(3,366)	$—	$(3,366)	$(1,506)	$(4,872)

(1)
Reclassification amounts for available-for-sale securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 6 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of March 31, 2018 and December 31, 2017 are summarized in the tables below:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale Debt Securities:
Agency-guaranteed residential mortgage-backed securities	$505,113	$—	$(11,856)	$493,257
Agency-guaranteed commercial real estate mortgage-backed securities	334,643	—	(10,109)	324,534
Corporate notes	374,611	947	(15,050)	360,508
Available for Sale Debt Securities	$1,214,367	$947	$(37,015)	1,178,299
Equity Securities (1)				3,362
Total Investment Securities, at Fair Value				$1,181,661
(1) Includes equity securities issued by a foreign entity that are being measured at fair value with changes in fair value recognized directly in earnings effective January 1, 2018 as a result of adopting ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (see NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional information related to the adoption of this new standard).

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available for Sale:
Agency-guaranteed residential mortgage-backed securities	$186,221	$36	$(2,799)	$183,458
Agency-guaranteed commercial real estate mortgage-backed securities	238,809	432	(769)	238,472
Corporate notes (1)	44,959	1,130	—	46,089
Equity securities (2)	2,311	1,041	—	3,352
Total Available for Sale Securities, at Fair Value	$472,300	$2,639	$(3,568)	$471,371

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.
There were no sales of securities during the three month periods ended March 31, 2018 and 2017.

The following table shows debt investment securities by stated maturity.  Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2018
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	119,980	117,332
Due after ten years	254,631	243,176
Agency-guaranteed residential mortgage-backed securities	505,113	493,257
Agency-guaranteed commercial real estate mortgage-backed securities	334,643	324,534
Total debt securities	$1,214,367	$1,178,299

Gross unrealized losses and fair value of Customers' available for sale debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale Debt Securities:
Agency-guaranteed residential mortgage-backed securities	$430,735	$(8,161)	$62,522	$(3,695)	$493,257	$(11,856)
Agency-guaranteed commercial real estate mortgage-backed securities	318,635	(9,831)	5,899	(278)	324,534	(10,109)
Corporate notes	309,601	(15,050)	—	—	309,601	(15,050)
Total	$1,058,971	$(33,042)	$68,421	$(3,973)	$1,127,392	$(37,015)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available for Sale Debt Securities:
Agency-guaranteed residential mortgage-backed securities	$104,861	$(656)	$66,579	$(2,143)	$171,440	$(2,799)
Agency-guaranteed commercial real estate mortgage-backed securities	115,970	(740)	6,151	(29)	122,121	(769)
Total	$220,831	$(1,396)	$72,730	$(2,172)	$293,561	$(3,568)

At March 31, 2018, there were sixty-two available-for-sale debt investment securities in the less-than-twelve-month category and sixteen available-for-sale debt investment securities in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were due to an upward shift in interest rates that resulted in a negative impact on the respective notes pricing. All amounts related to the mortgage-backed securities and the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.

During the three month period ended March 31, 2017, Customers recorded other-than-temporary impairment losses of $1.7 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through March 31, 2017 because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes as Customers currently does not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.
As described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities from December 31, 2017 through March 31, 2018 were recorded directly in earnings, which resulted in an unrealized gain of $10 thousand being recognized in other non-interest income in the accompanying consolidated statements of income.
At March 31, 2018 and December 31, 2017, Customers Bank had pledged investment securities aggregating $701.5 million and $16.9 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,874,853	$1,793,408
Multi-family loans at lower of cost or fair value	—	144,191
Total commercial loans held for sale	1,874,853	1,937,599
Consumer loans:
Residential mortgage loans, at fair value	662	1,886
Loans held for sale	$1,875,515	$1,939,485

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

Effective March 31, 2018, Customers Bank transferred $129.7 million of multi-family loans from loans held for sale to loan receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which approximated their fair value at the time of transfer.

On June 30, 2017, Customers Bank transferred $150.6 million of multi-family loans from held for investment to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2017, the carrying value of these loans approximated their fair value. Accordingly, a lower of cost or fair value adjustment was not recorded as of December 31, 2017.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
(amounts in thousands)
Commercial:
Multi-family	$3,645,374	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,704,791	1,633,818
Commercial real estate non-owner occupied	1,195,904	1,218,719
Construction	81,101	85,393
Total commercial loans	6,627,170	6,440,311
Consumer:
Residential real estate	225,839	234,090
Manufactured housing	87,687	90,227
Other	3,570	3,547
Total consumer loans	317,096	327,864
Total loans receivable	6,944,266	6,768,175
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(700)	83
Allowance for loan losses	(39,499)	(38,015)
Loans receivable, net of allowance for loan losses	$6,904,067	$6,730,243

The following tables summarize loans receivable by loan type and performance status as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$—	$3,643,539	$1,835	$3,645,374
Commercial and industrial	129	—	129	14,220	1,187,571	721	1,202,641
Commercial real estate - owner occupied	—	—	—	1,437	490,277	10,436	502,150
Commercial real estate - non-owner occupied	—	—	—	242	1,190,591	5,071	1,195,904
Construction	—	—	—	—	81,101	—	81,101
Residential real estate	4,490	—	4,490	5,216	210,825	5,308	225,839
Manufactured housing (5)	3,444	2,746	6,190	1,979	77,042	2,476	87,687
Other consumer	75	—	75	97	3,148	250	3,570
Total	$8,138	$2,746	$10,884	$23,191	$6,884,094	$26,097	$6,944,266
	December 31, 2017
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$4,900	$—	$4,900	$—	$3,495,600	$1,881	$3,502,381
Commercial and industrial	103	—	103	17,392	1,130,831	764	1,149,090
Commercial real estate - owner occupied	202	—	202	1,453	472,501	10,572	484,728
Commercial real estate - non-owner occupied	93	—	93	160	1,213,216	5,250	1,218,719
Construction	—	—	—	—	85,393	—	85,393
Residential real estate	7,628	—	7,628	5,420	215,361	5,681	234,090
Manufactured housing (5)	4,028	2,743	6,771	1,959	78,946	2,551	90,227
Other consumer	116	—	116	31	3,184	216	3,547
Total	$17,070	$2,743	$19,813	$26,415	$6,695,032	$26,915	$6,768,175

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of March 31, 2018 and December 31, 2017, the Bank had $0.3 million, respectively, of residential real estate held in other real estate owned. As of March 31, 2018 and December 31, 2017, the Bank had initiated foreclosure proceedings on $1.2 million and $1.6 million, respectively, in loans secured by residential real estate.

Allowance for loan losses
The changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017, and the loans and allowance for loan losses by loan class based on impairment-evaluation method as of March 31, 2018 and December 31, 2017 are presented in the tables below.

Three Months Ended March 31, 2018	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(50)	(18)	—	—	(365)	—	(256)	(689)
Recoveries	—	35	—	—	11	7	—	3	56
Provision for loan losses	377	834	311	(204)	(69)	608	(4)	264	2,117
Ending Balance, March 31, 2018	$12,545	$11,737	$3,525	$7,233	$921	$3,179	$176	$183	$39,499

As of March 31, 2018
Loans:
Individually evaluated for impairment	$—	$14,288	$1,483	$242	$—	$8,242	$10,108	$97	$34,460
Collectively evaluated for impairment	3,643,539	1,187,632	490,231	1,190,591	81,101	212,289	75,103	3,223	6,883,709
Loans acquired with credit deterioration	1,835	721	10,436	5,071	—	5,308	2,476	250	26,097
	$3,645,374	$1,202,641	$502,150	$1,195,904	$81,101	$225,839	$87,687	$3,570	$6,944,266
Allowance for loan losses:
Individually evaluated for impairment	$—	$986	$764	$—	$—	$365	$4	$—	$2,119
Collectively evaluated for impairment	12,545	10,300	2,751	4,512	921	2,274	82	125	33,510
Loans acquired with credit deterioration	—	451	10	2,721	—	540	90	58	3,870
	$12,545	$11,737	$3,525	$7,233	$921	$3,179	$176	$183	$39,499

Three Months Ended March 31, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(198)	—	(404)	—	(221)	—	(20)	(843)
Recoveries	—	215	—	—	81	21	—	44	361
Provision for loan losses	681	1,942	211	357	(36)	(62)	(2)	(41)	3,050
Ending Balance, March 31, 2017	$12,283	$13,009	$2,394	$7,847	$885	$3,080	$284	$101	$39,883
As of December 31, 2017
Loans:
Individually evaluated for impairment	$—	$17,461	$1,448	$160	$—	$9,247	$10,089	$30	$38,435
Collectively evaluated for impairment	3,500,500	1,130,865	472,708	1,213,309	85,393	219,162	77,587	3,301	6,702,825
Loans acquired with credit deterioration	1,881	764	10,572	5,250	—	5,681	2,551	216	26,915
	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
Allowance for loan losses:
Individually evaluated for impairment	$—	$650	$642	$—	$—	$155	$4	$—	$1,451
Collectively evaluated for impairment	12,168	9,804	2,580	4,630	979	2,177	82	117	32,537
Loans acquired with credit deterioration	—	464	10	2,807	—	597	94	55	4,027
	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Certain manufactured housing loans were purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At March 31, 2018 and December 31, 2017, funds available for reimbursement, if necessary, were $0.6 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of March 31, 2018 and December 31, 2017 and the average recorded investment and interest income recognized for the three months ended March 31, 2018 and 2017. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	March 31, 2018			Three Months Ended March 31, 2018
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance:
Commercial and industrial	$5,830	$6,029	$—	$7,484	$—
Commercial real estate owner occupied	614	614	—	710	—
Commercial real estate non-owner occupied	242	353	—	201	—
Other consumer	97	97	—	63	—
Residential real estate	3,617	3,788	—	3,623	—
Manufactured housing	9,886	9,886	—	9,876	131
With an allowance recorded:
Commercial and industrial	8,458	8,642	986	8,390	1
Commercial real estate owner occupied	869	869	764	756	1
Residential real estate	4,625	4,662	365	5,122	25
Manufactured housing	222	222	4	223	—
Total	$34,460	$35,162	$2,119	$36,448	$158

	December 31, 2017			Three Months Ended March 31, 2017
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance:
Commercial and industrial	$9,138	$9,287	$—	$4,248	$50
Commercial real estate owner occupied	806	806	—	1,435	15
Commercial real estate non-owner occupied	160	272	—	1,794	2
Other consumer	30	30	—	57	—
Residential real estate	3,628	3,801	—	4,502	1
Manufactured housing	9,865	9,865	—	9,833	141
With an allowance recorded:
Commercial and industrial	8,323	8,506	650	8,837	81
Commercial real estate - owner occupied	642	642	642	844	1
Commercial real estate non-owner occupied	—	—	—	138	—
Residential real estate	5,619	5,656	155	2,597	39
Manufactured housing	224	224	4	102	3
Total	$38,435	$39,089	$1,451	$34,387	$333
Troubled Debt Restructurings
At March 31, 2018 and December 31, 2017, there were $19.0 million and $20.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modification of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.
The following table presents total TDRs based on loan type and accrual status at March 31, 2018 and December 31, 2017. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	March 31, 2018			December 31, 2017
	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
(amounts in thousands)
Commercial and industrial	$68	$5,519	$5,587	$63	$5,939	$6,002
Commercial real estate owner occupied	45	—	45	—	—	—
Manufactured housing	8,130	1,787	9,917	8,130	1,766	9,896
Residential real estate	3,026	463	3,489	3,828	703	4,531
Total TDRs	$11,269	$7,769	$19,038	$12,021	$8,408	$20,429

The following table presents loans modified in a troubled debt restructuring by type of concession for the three months ended March 31, 2018 and 2017. There were no modifications that involved forgiveness of debt.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	—	$—	1	$348
Interest-rate reductions	9	322	20	855
Total	9	$322	21	$1,203
The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	1	$348
Manufactured housing	9	322	20	855
Total loans	9	$322	21	$1,203

As of March 31, 2018, there were no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs. As of December 31, 2017, except for one commercial and industrial loan with an outstanding commitment of $2.1 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of March 31, 2018, one manufactured housing loan totaling $29 thousand that was modified in a TDR within the past twelve months, defaulted on payments. As of March 31, 2017, five manufactured housing loans totaling $0.2 million, that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was no allowance recorded as a result of TDR modifications during the three months ended March 31, 2018. For the three months ended March 31, 2017, there was one allowance recorded resulting from TDR modifications, totaling $1 thousand for one manufactured housing loan.

Purchased Credit Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
(amounts in thousands)
Accretable yield balance as of December 31,	$7,825	$10,202
Accretion to interest income	(338)	(493)
Reclassification from nonaccretable difference and disposals, net	176	(333)
Accretable yield balance as of March 31,	$7,663	$9,376

Credit Quality Indicators
Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
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
“8” – Substandard
Loans are rated 8 when the loans are inadequately protected by the current sound worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the company will sustain some loss if the weaknesses are not corrected.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing.

The following tables present the credit ratings of loans receivable as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,608,179	$1,161,401	$485,423	$1,178,454	$81,101	$—	$—	$—	$6,514,558
Special Mention	29,634	12,751	8,208	16,356	—	—	—	—	66,949
Substandard	7,561	28,489	8,519	1,094	—	—	—	—	45,663
Performing (1)	—	—	—	—	—	216,133	79,518	3,398	299,049
Non-performing (2)	—	—	—	—	—	9,706	8,169	172	18,047
Total	$3,645,374	$1,202,641	$502,150	$1,195,904	$81,101	$225,839	$87,687	$3,570	$6,944,266

	December 31, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,438,554	$1,118,889	$471,826	$1,185,933	$85,393		$—	$—	$6,300,595
Special Mention	53,873	7,652	5,987	31,767	—	—	—	—	99,279
Substandard	9,954	22,549	6,915	1,019	—		—	—	40,437
Performing (1)	—	—	—	—	—	221,042	81,497	3,400	305,939
Non-performing (2)	—	—	—	—	—	13,048	8,730	147	21,925
Total	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
(1) Includes consumer and other installment loans not subject to risk ratings.
(2) Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Loan Purchases and Sales
Customers did not purchase any loans during first quarter 2018. During first quarter 2018, Customers sold $15.0 million of Small Business Administration (SBA) loans resulting in a gain on sale of $1.4 million. In first quarter 2017, Customers purchased $174.2 million of thirty-year fixed-rate residential mortgage loans from Florida-based Everbank. The purchase price was 98.5% of loans outstanding. In first quarter 2017, Customers sold $94.9 million of multi-family loans for $95.4 million resulting in a gain on sale of $0.5 million and $8.7 million of SBA loans resulting in a gain on sale of $0.8 million.

None of these purchases and sales during the three months ended March 31, 2018 and 2017 materially affected the credit profile of Customers’ related loan portfolio.

Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") in the amount of $5.5 billion at March 31, 2018 and December 31, 2017, respectively.

NOTE 9 — REGULATORY CAPITAL
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2018 and December 31, 2017, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequacy Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$710,156	8.508%	$375,609	4.500%	N/A	N/A	$532,113	6.375%
Customers Bank	$1,037,480	12.448%	$375,048	4.500%	$541,736	6.500%	$531,318	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$927,627	11.113%	$500,812	6.000%	N/A	N/A	$657,316	7.875%
Customers Bank	$1,037,480	12.448%	$500,064	6.000%	$666,751	8.000%	$656,333	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,047,698	12.552%	$667,749	8.000%	N/A	N/A	$824,253	9.875%
Customers Bank	$1,186,105	14.231%	$666,751	8.000%	$833,439	10.000%	$823,021	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$927,627	9.031%	$410,858	4.000%	N/A	N/A	$410,858	4.000%
Customers Bank	$1,037,480	10.107%	$410,612	4.000%	$513,265	5.000%	$410,612	4.000%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%

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

Effective January 1, 2018, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:

(i) a common equity Tier 1 risk-based capital ratio of 6.375%;
(ii) a Tier 1 risk-based capital ratio of 7.875%; and
(iii) a Total risk-based capital ratio of 9.875%.

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2018 and December 31, 2017:

Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities and available for sale debt securities are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
Impaired loans:
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

The estimated fair values of Customers' financial instruments at March 31, 2018 and December 31, 2017 were as follows.

			Fair Value Measurements at March 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$215,411	$215,411	$215,411	$—	$—
Debt securities, available for sale	1,178,299	1,178,299	—	1,178,299	—
Equity securities	3,362	3,362	3,362	—	—
Loans held for sale	1,875,515	1,875,515	—	1,875,515	—
Loans receivable, net of allowance for loan losses	6,904,067	6,829,770	—	—	6,829,770
FHLB, Federal Reserve Bank and other restricted stock	130,302	130,302	—	130,302	—
Derivatives	13,606	13,606	—	13,523	83
Liabilities:
Deposits	$7,042,459	$7,034,680	$5,153,428	$1,881,252	$—
Federal funds purchased	195,000	195,000	195,000	—	—
FHLB advances	2,252,615	2,252,445	1,687,615	564,830	—
Other borrowings	186,735	187,092	64,262	122,830	—
Subordinated debt	108,904	114,950	—	114,950	—
Derivatives	12,673	12,673	—	12,673	—

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale	1,939,485	1,939,659	—	1,795,294	144,365
Loans receivable, net of allowance for loan losses	6,730,243	6,676,763	—	—	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities:
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$493,257	$—	$493,257
Agency guaranteed commercial mortgage-backed securities	—	324,534	—	324,534
Corporate notes	—	360,508	—	360,508
Equity securities	3,362	—	—	3,362
Derivatives	—	13,523	83	13,606
Loans held for sale – fair value option	—	1,875,515	—	1,875,515
Total assets - recurring fair value measurements	$3,362	$3,067,337	$83	$3,070,782
Liabilities
Derivatives	$—	$12,673	$—	$12,673
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $2,119	$—	$—	$12,588	$12,588
Other real estate owned	—	—	1,408	1,408
Total assets - nonrecurring fair value measurements	$—	$—	$13,996	$13,996

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$183,458	$—	$183,458
Agency-guaranteed commercial mortgage-backed securities	—	238,472	—	238,472
Corporate notes	—	46,089	—	46,089
Equity securities	3,352	—	—	3,352
Derivatives	—	9,692	60	9,752
Loans held for sale – fair value option	—	1,795,294	—	1,795,294
Total assets - recurring fair value measurements	$3,352	$2,273,005	$60	$2,276,417
Liabilities
Derivatives	$—	$10,074	$—	$10,074
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,451	$—	$—	$13,902	$13,902
Other real estate owned	—	—	1,449	1,449
Total assets - nonrecurring fair value measurements	$—	$—	$15,351	$15,351

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017 are summarized as follows. Additional information about residential mortgage loan commitments can be found in NOTE 11 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended March 31,
	2018	2017
(amounts in thousands)
Balance at December 31	$60	$45
Issuances	83	95
Settlements	(60)	(45)
Balance at March 31	$83	$95

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three months ended March 31, 2018 and 2017.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2018 and December 31, 2017 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$12,588	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	1,408	Collateral appraisal (1)	Liquidation expenses (2)	(11)%
Residential mortgage loan commitments	83	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$13,902	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	1,449	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	60	Adjusted market bid	Pull-through rate	90%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

(3)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $0.8 million from accumulated other comprehensive income as a reduction to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 27 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At March 31, 2018, Customers had eleven outstanding interest rate derivatives with notional amounts totaling $960.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest rate risk. The outstanding cash flow hedges at March 31, 2018 expire between April 2018 and July 2021.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At March 31, 2018, Customers had 84 interest rate swaps with an aggregate notional amount of $813.7 million related to this program. At December 31, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $800.5 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2018 and December 31, 2017, Customers had an outstanding notional balance of residential mortgage loan commitments of $3.6 million and $2.7 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2018 and December 31, 2017, Customers had outstanding notional balances of credit derivatives of $80.0 million and $80.5 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$1,224	Other liabilities	$545
Total		$1,224		$545
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$12,235	Other liabilities	$12,104
Credit contracts	Other assets	64	Other liabilities	24
Residential mortgage loan commitments	Other assets	83	Other liabilities	—
Total		$12,382		$12,128

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$816	Other liabilities	$1,140
Total		$816		$1,140
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$8,776	Other liabilities	$8,897
Credit contracts	Other assets	100	Other liabilities	37
Residential mortgage loan commitments	Other assets	60	Other liabilities	—
Total		$8,936		$8,934

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$385
Credit contracts	Other non-interest income	(23)
Residential mortgage loan commitments	Mortgage banking income	23
Total		$385

	Three Months Ended March 31, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$483
Credit contracts	Other non-interest income	—
Residential mortgage loan commitments	Mortgage banking income	50
Total		$533

	Three Months Ended March 31, 2018
	Amount of Gain Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$646	Interest expense	$(131)

	Three Months Ended March 31, 2017
	Amount of Gain Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$201	Interest expense	$(827)

(1) Amounts presented are net of taxes. See NOTE 5 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME for total effect on other comprehensive income from derivatives designated as cash flow hedges for the periods presented.

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2018, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $0.2 million. In addition, Customers has minimum collateral posting thresholds with certain of these counterparties and at March 31, 2018 had posted $0.4 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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
Offsetting of Financial Assets and Derivative Assets
At March 31, 2018

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$11,716	$—	$11,716	$—	$9,240	$2,476
Offsetting of Financial Liabilities and Derivative Liabilities
At March 31, 2018

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$2,405	$—	$2,405	$—	$352	$2,053
Offsetting of Financial Assets and Derivative Assets
At December 31, 2017

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,930	$—	$5,930	$—	$5,070	$860

Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2017

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,058	$—	$5,058	$—	$4,872	$186

NOTE 12 — BUSINESS SEGMENTS
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
The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington D.C. and Illinois through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, and commercial mortgage companies. Revenues are generated primarily through net interest income (the difference between interest earned on loans, investments, and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and bank owned life insurance.
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile, as a division of Customers Bank, is a full-service banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition.
The following tables present the operating results for Customers' reportable business segments for the three month periods ended March 31, 2018 and 2017. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned spin-off of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 24.57% for 2018 and 37.25% for 2017, respectively.

	Three Months Ended March 31, 2018
	Community Business Banking	BankMobile		Consolidated
Interest income	$92,554	$4,410	(1)	$96,964
Interest expense	31,917	16		31,933
Net interest income	60,637	4,394		65,031
Provision for loan losses	1,874	243		2,117
Non-interest income	8,439	12,471		20,910
Non-interest expense	34,331	17,949		52,280
Income before income tax expense (benefit)	32,871	(1,327)		31,544
Income tax expense (benefit)	7,728	(326)		7,402
Net income (loss)	25,143	(1,001)		24,142
Preferred stock dividends	3,615	—		3,615
Net income (loss) available to common shareholders	$21,528	$(1,001)		$20,527

As of March 31, 2018
Goodwill and other intangibles	$3,630	$13,847		$17,477
Total assets	$10,690,479	$78,787		$10,769,266
Total deposits	$6,418,810	$623,649		$7,042,459
Total non-deposit liabilities	$2,759,156	$48,563		$2,807,719

	Three Months Ended March 31, 2017
	Community Business Banking	BankMobile		Consolidated
Interest income	$78,832	$4,262	(1)	$83,094
Interest expense	20,656	20		20,676
Net interest income	58,176	4,242		62,418
Provision for loan losses	3,050	—		3,050
Non-interest income	5,427	17,327		22,754
Non-interest expense	30,147	19,219		49,366
Income (loss) before income tax expense (benefit)	30,406	2,350		32,756
Income tax expense (benefit)	6,116	893		7,009
Net income (loss)	24,290	1,457		25,747
Preferred stock dividends	3,615	—		3,615
Net income (loss) available to common shareholders	$20,675	$1,457		$22,132

As of March 31, 2017
Goodwill and other intangibles	$3,636	$13,982		$17,618
Total assets	$9,833,721	$72,915		$9,906,636
Total deposits	$6,627,061	$708,419		$7,335,480
Total non-deposit liabilities	$1,660,967	$30,372		$1,691,339

(1) - Amounts reported include funds transfer pricing of $4.4 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

NOTE 13 - NON-INTEREST REVENUES

As provided in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, Customers' adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018 did not have a significant impact to Customers' consolidated financial statements, as such, a cumulative effect adjustment to beginning retained earnings was not necessary. Customers determined that its debit and prepaid card interchange income, previously reported on a gross basis for periods prior to adoption will need to be presented on a net basis under this ASU. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under ASC 605. Debit and prepaid card interchange expense for the three months ended March 31, 2018 and 2017 amounted to $1.5 million and $0.8 million, respectively.

In addition, as part of the enhanced disclosure requirements under the new guidance, Customers is presenting disaggregated revenue by business segment, nature of the revenue stream, and the pattern or timing of revenue recognition. The accounting treatment for interest-related revenues is covered under ASC-310 and is out of the scope of ASU 2014-09.

The following tables present Customers' non-interest revenues affected by ASU 2014-09 by business segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$223	$9,438	$9,661
Deposit Fees	287	1,805	2,092
University Fees - Card and Disbursement Fees	—	326	326
Total revenue recognized at point in time	510	11,569	12,079
Revenue recognized over time:
University Fees - Subscription Revenue	—	870	870
Total revenue recognized over time	—	870	870

Total revenue from contracts with customers	$510	$12,439	$12,949

	Three Months Ended March 31, 2017
	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$203	$13,308	$13,511
Deposit Fees	324	2,803	3,127
University Fees - Card and Disbursement Fees	—	392	392
Total revenue recognized at point in time	527	16,503	17,030
Revenue recognized over time:
University Fees - Subscription Revenue	—	795	795
Total revenue recognized over time	—	795	795
Total revenue from contracts with customers	$527	$17,298	$17,825

The following is a discussion of revenues within the scope of ASC 606:

Card revenue

Card revenue primarily relates to debit and prepaid card fees earned from interchange and ATM fees. Interchange fees are earned whenever Customers' issued debit and prepaid cards are processed through card payment networks. Interchange fees are recognized concurrent with the processing of the debit or prepaid card transaction.

Deposit Fees

Deposit fees relate to service charges on deposit accounts for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop-payment charges, wire transfer fees, cashier or money order fees are recognized at the time the transaction is executed. Account maintenance fees, which relate primarily to monthly maintenance and account analysis fees, are earned on a monthly basis representing the period over which Customers satisfies its performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the depositor's account balance.

The above revenues recognized at a point in time primarily consist of contracts with no specified terms, but which may be terminated at any time by the customer without penalty. Due to the transactional nature and indefinite term of these agreements, there were no related contract balances that were recorded for these revenue streams on Customers' consolidated balance sheets as of March 31, 2018 and December 31, 2017.

University Fees

University fees represent revenues from higher education institutions and is generated from fees charged for the services provided. For higher education institution clients, Customers through BankMobile facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, higher education institution clients are charged an annual subscription fee and/or per-transaction fees (e.g. new card or card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed. BankMobile also enters into long-term (generally three- or five-year initial term) contracts with higher education institutions to provide these refund management disbursement services. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. The deferred revenues are earned over the service period on a straight line basis. As of March 31, 2018 and December 31, 2017, Customers recorded deferred revenue of $1.8 million and $2.0 million, respectively, related to these university subscription contracts. At March 31, 2018 and December 31, 2017, Customers had accounts receivable of $1.2 million and $1.1 million, respectively, related to the university fee arrangements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in Customers Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Our actual results may differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp") a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2018.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2017 Form 10-K.

Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2017 Form 10-K and updated in this report in “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" on Form 10-Q for the quarterly period ended March 31, 2018.
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
First Quarter Events of Note
Customers reported net income available to common shareholders of $20.5 million, or $0.64 per fully diluted common share, for first quarter 2018. Total assets were $10.8 billion at March 31, 2018, an increase of $0.9 billion from December 31, 2017, including $0.7 billion of investment securities growth and $111.3 million of total loan growth. Customers expects a more moderate pace of growth through the rest of the year with an emphasis on shifting from lower yielding to higher yielding assets, and the development of sustainable deposits to replace short-term borrowings and fund future growth.
Asset quality remained exceptional with non-performing loans of $23.2 million, or 0.26% of total loans, and total non-performing assets (non-performing loans and other real estate owned) only 0.23% of total assets at March 31, 2018, reflecting Customers' conservative lending practices and continued focus on credit risk management. Customers' level of non-performing loans to total loans at March 31, 2018 remained well below industry average non-performing loans to total loans of 1.30% and Customers' peer group non-performing loans to total loans of 0.80%. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at March 31, 2018. Customers Bancorp's Tier 1 leverage ratio was 9.03%, and its total risk-based capital ratio was 12.55% at March 31, 2018.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net income available to common shareholders decreased $1.6 million, or 7.3%, to $20.5 million for the three months ended March 31, 2018 when compared to net income available to common shareholders of $22.1 million for the three months ended March 31, 2017. The decreased net income available to common shareholders primarily resulted from an increase in non-interest expense of $2.9 million, or 5.9%, and a decrease in non-interest income of $1.8 million, or 8.1%, offset in part by an increase in net interest income of $2.6 million, or 4.2%, and a decrease in the provision for loan losses of $0.9 million.
Net interest income of $65.0 million increased $2.6 million, or 4.2%, for the three months ended March 31, 2018 when compared to net interest income of $62.4 million for the three months ended March 31, 2017. This increase resulted primarily from an increase in the average balance of interest-earning assets of $0.6 billion over the prior year period, offset in part by a 6 basis point decline in net interest margin (tax-equivalent) to 2.67% for first quarter 2018 from 2.73% for first quarter 2017.
The provision for loan losses of $2.1 million decreased $0.9 million for the three months ended March 31, 2018 when compared to the provision for loan losses of $3.1 million for the three months ended March 31, 2017. The first quarter 2018 provision expense included provisions of $0.9 million for loan portfolio growth and reserves of $1.3 million for impaired loans, offset in part by a $0.2 million release resulting from improved asset quality and lower incurred losses than previously estimated.

Non-interest income of $20.9 million decreased $1.8 million, or 8.1%, for the three months ended March 31, 2018 when compared to non-interest income of $22.8 million for the three months ended March 31, 2017. This decrease was primarily the result of decreases in interchange card revenues and deposit fees of $3.9 million and $1.0 million, or 28.5% and 33.1%, respectively, mostly driven by lower activity volumes in the BankMobile business segment. Interchange and card revenue of $9.7 million for the three months ended March 31, 2018 is presented net of $1.5 million of debit and prepaid interchange expenses in accordance with the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) as described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION. Interchange and card revenue would have been $12.6 million for the three months ended March 31, 2017 if presented on a consistent basis with the three months ended March 31, 2018. These decreases in other non-interest income were partially offset by increases in other non-interest income of $1.0 million, primarily from commercial operating leases, and the recognition of other-than-temporary impairment charges of $1.7 million in first quarter 2017 related to the Religare equity securities.
Non-interest expense of $52.3 million increased $2.9 million, or 5.9%, for the three months ended March 31, 2018 when compared to non-interest expense of $49.4 million for the three months ended March 31, 2017. This increase resulted primarily from increases in salaries and employee benefits of $3.8 million, driven primarily by salary increases as well as increases in the average number of full-time equivalent employees as Customers continues to hire new team members in the markets that it serves. These increases in non-interest expense were partially offset by a decrease in professional services of $1.5 million. This decrease was primarily attributable to reductions in consulting, legal and other professional services as management continues its efforts to monitor and control expenses.
Income tax expense of $7.4 million increased $0.4 million, or 5.6%, for the three months ended March 31, 2018 when compared to income tax expense of $7.0 million for the three months ended March 31, 2017. The increase in income tax expense was driven primarily by the prior year period recognition of $6.1 million of deferred tax benefits related to the vesting of restricted shares and exercises of employee stock options and the adoption of a tax strategy to capture the benefit of other-than-temporary impairment losses on investment securities that reduced the first quarter 2017 tax rate to 21.4%, offset in large part by the lower federal tax rate from the adoption of the Tax Cut and Jobs Act of 2017, as well as by a decrease in pre-tax income of $1.2 million in first quarter 2018 compared to first quarter 2017.
Preferred stock dividends were $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related spread and margin for the periods indicated.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(dollars in thousands)
Assets
Interest-earning deposits	$184,033	$694	1.53%	$499,561	$973	0.79%
Investment securities (A)	1,085,429	8,672	3.20%	829,730	5,887	2.88%
Loans:
Commercial loans to mortgage companies	1,591,749	18,394	4.69%	1,480,335	14,563	3.99%
Multifamily loans	3,637,929	33,312	3.71%	3,337,334	30,508	3.71%
Commercial and industrial	1,653,655	17,687	4.34%	1,350,720	13,496	4.05%
Non-owner occupied commercial real estate	1,281,502	12,413	3.93%	1,277,286	11,984	3.81%
All other loans	330,100	4,125	5.07%	415,693	4,856	4.74%
Total loans (B)	8,494,935	85,931	4.10%	7,861,368	75,407	3.89%
Other interest-earning assets	116,823	1,667	5.79%	75,980	827	4.41%
Total interest-earning assets	9,881,220	96,964	3.97%	9,266,639	83,094	3.64%
Non-interest-earning assets	394,487			340,902
Total assets	$10,275,707			$9,607,541
Liabilities
Interest checking accounts	$499,245	1,432	1.16%	$318,248	497	0.63%
Money market deposit accounts	3,402,963	11,471	1.37%	3,155,674	6,225	0.80%
Other savings accounts	37,496	25	0.27%	43,285	28	0.26%
Certificates of deposit	1,872,351	6,865	1.49%	2,699,317	7,573	1.14%
Total interest-bearing deposits	5,812,055	19,793	1.38%	6,216,524	14,323	0.93%
Borrowings	2,182,463	12,140	2.25%	1,130,490	6,353	2.28%
Total interest-bearing liabilities	7,994,518	31,933	1.62%	7,347,014	20,676	1.14%
Non-interest-bearing deposits	1,278,947			1,315,194
Total deposits and borrowings	9,273,465		1.39%	8,662,208		0.97%
Other non-interest-bearing liabilities	75,307			77,339
Total liabilities	9,348,772			8,739,547
Shareholders’ Equity	926,935			867,994
Total liabilities and shareholders’ equity	$10,275,707			$9,607,541
Net interest earnings		65,031			62,418
Tax-equivalent adjustment (C)		171			93
Net interest earnings		$65,202			$62,511
Interest spread			2.58%			2.67%
Net interest margin			2.66%			2.73%
Net interest margin tax equivalent (C)			2.67%			2.73%

(A)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for other-than-temporary impairment and amortization of premiums and accretion of discounts.

(B)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(C)
Non-GAAP tax-equivalent basis, using a 26% rate for the current period and a 35% rate for the other periods presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$567	$(846)	$(279)
Investment securities	808	1,977	2,785
Loans:
Commercial loans to mortgage companies	2,677	1,154	3,831
Multifamily loans	52	2,752	2,804
Commercial and industrial	1,002	3,189	4,191
Non-owner occupied commercial real estate	389	40	429
All other loans	321	(1,052)	(731)
Total loans	4,441	6,083	10,524
Other interest-earning assets	309	531	840
Total interest income	6,125	7,745	13,870
Interest expense
Interest checking accounts	556	379	935
Money market deposit accounts	4,724	522	5,246
Other savings accounts	—	(3)	(3)
Certificates of deposit	1,969	(2,677)	(708)
Total interest-bearing deposits	7,249	(1,779)	5,470
Borrowings	(63)	5,850	5,787
Total interest expense	7,186	4,071	11,257
Net interest income	$(1,061)	$3,674	$2,613

Net interest income for the three months ended March 31, 2018 was $65.0 million, an increase of $2.6 million, or 4.2%, from net interest income of $62.4 million for the three months ended March 31, 2017, as average loan and security balances increased $0.9 billion. Net interest margin (tax equivalent) narrowed by 6 basis points to 2.67% for first quarter 2018 compared to 2.73% for first quarter 2017. The net interest margin (tax equivalent) compression largely resulted from a 45 basis point increase in the cost of interest bearing deposits, primarily reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers. Prepayment fees for the three months ended March 31, 2018 also decreased by $0.6 million when compared to the same period of last year. The higher cost of funds and the decrease in prepayment fees was offset in part by a 33 basis point increase in the yield of interest-earning assets, primarily due to an increase in the yield of our portfolio of commercial loans to mortgage companies.
Interest expense on borrowings increased $5.8 million in first quarter 2018 compared to first quarter 2017. This increase was primarily driven by higher average balances of borrowings, which increased $1.1 billion for first quarter 2018 compared to first quarter 2017, primarily as a result of the increases in FHLB advances, federal funds purchased, and in the outstanding balance of senior note borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses of $2.1 million decreased by $0.9 million for the three months ended March 31, 2018, compared to $3.1 million for the same period in 2017. The provision for loan losses in first quarter 2018 included $0.9 million for loan portfolio growth and $1.3 million for impaired loans, offset in part by a $0.2 million release resulting from improved asset quality and lower incurred losses than previously estimated. In first quarter 2017, the provision for loan losses of $3.1 million included provision of $0.5 million for new loan growth and $2.5 million for reserves on impaired loans.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME

The table below presents the components of non-interest income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
(amounts in thousands)
Interchange and card revenue	$9,661	$13,511
Deposit fees	2,092	3,127
Bank-owned life insurance	2,031	1,367
Mortgage warehouse transactional fees	1,887	2,221
Gain on sale of SBA and other loans	1,361	1,328
Mortgage banking income	121	155
Impairment loss on investment securities	—	(1,703)
Other	3,757	2,748
Total non-interest income	$20,910	$22,754
Non-interest income decreased $1.8 million during the three months ended March 31, 2018 to $20.9 million, compared to $22.8 million for the three months ended March 31, 2017. This decrease was primarily due to decreases in interchange and card revenue and deposit fees of $3.9 million and $1.0 million, respectively, driven by lower transactional volumes for the three months ended March 31, 2018 compared to the same period in 2017 in the BankMobile business segment. Interchange and card revenue of $9.7 million for the three months ended March 31, 2018 is presented net of $1.5 million of debit and prepaid interchange expenses in accordance with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION. Interchange and card revenue would have been $12.6 million for the three months ended March 31, 2017 if presented on a consistent basis with the three months ended March 31, 2018. These decreases in non-interest income were offset in part by increases in other non-interest income of $1.0 million, primarily driven by commercial operating leases, income from bank-owned life insurance policies of $0.7 million, and the prior period recognition of other-than-temporary impairment losses of equity securities related to the Religare investment of $1.7 million for the three months ended March 31, 2017. No such impairment was recorded for the three months ended March 31, 2018.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
(amounts in thousands)
Salaries and employee benefits	$24,925	$21,112
Technology, communication and bank operations	9,943	9,916
Professional services	6,008	7,512
Occupancy	2,834	2,714
FDIC assessments, non-income taxes, and regulatory fees	2,200	1,725
Provision for operating losses	1,526	1,646
Loan workout	659	521
Advertising and promotion	390	326
Merger and acquisition related expenses	106	—
Other real estate owned expenses (income)	40	(55)
Other	3,649	3,949
Total non-interest expense	$52,280	$49,366
Non-interest expense was $52.3 million for the three months ended March 31, 2018, an increase of $2.9 million from non-interest expense of $49.4 million for the three months ended March 31, 2017.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $3.8 million, or 18.1%, to $24.9 million for the three months ended March 31, 2018 from $21.1 million for the three months ended March 31, 2017. The increase was primarily attributable to increases in compensation levels for existing employees reflecting higher costs to maintain our workforce, and increases in the average number of full-time equivalent employees by 35, as Customers continues to hire new team members in the markets it serves.
Professional services expenses decreased $1.5 million, or 20.0%, to $6.0 million for the three months ended March 31, 2018 from $7.5 million for the three months ended March 31, 2017. These decreases were primarily attributable to reductions in consulting, legal and other professional services as management continues its efforts to monitor and control expenses.

INCOME TAXES
Income tax expense of $7.4 million increased $0.4 million, or 5.6%, for the three months ended March 31, 2018 when compared to income tax expense of $7.0 million for the three months ended March 31, 2017. Customers did not experience the large tax benefit in first quarter 2018 compared to first quarter 2017 due to the December 22, 2017 adoption of the Tax Cuts and Jobs Act of 2017 because Customers recognized $6.1 million in deferred tax benefits in first quarter 2017, resulting in an effective tax rate for first quarter 2017 of 21.4%, which is comparable to the first quarter 2018 effective tax rate of 23.5%. This increase was offset in part by a decrease in pre-tax income of $1.2 million in first quarter 2018 compared to first quarter 2017.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

Financial Condition
General
Customers' total assets were $10.8 billion at March 31, 2018. This represented a $0.9 billion, or 9.4%, increase from total assets of $9.8 billion at December 31, 2017. At December 31, 2017, Customers had strategically reduced total assets to under $10 billion to improve capital ratios and to continue to maintain its small issuer status under the Durbin Amendment to maximize interchange revenue until the spin-off of BankMobile is completed, or until July 1, 2019. The change in Customers' financial position at March 31, 2018 compared to December 31, 2017 occurred primarily as the result of an increase in total investment securities of $0.7 billion, or 150.7%, to $1.2 billion at March 31, 2018 compared to $0.5 billion at December 31, 2017, primarily driven by growth in agency-guaranteed mortgage-backed securities and corporate bonds. The increase in total assets was also attributable to the increase in total loans outstanding, including loans held for sale, of $111.3 million since December 31, 2017, or 1.3%, primarily driven by growth in commercial loans to mortgage banking businesses of $86.7 million and commercial and industrial loans (including owner occupied commercial real estate loans) of $65.7 million. These increases were offset in part by a decrease in non-owner occupied commercial real estate loans of $22.8 million in first quarter 2018.
Total liabilities were $9.9 billion at March 31, 2018. This represented a $0.9 billion, or 10.4%, increase from $8.9 billion at December 31, 2017. The increase in total liabilities resulted primarily from FHLB borrowings, which increased by $0.6 billion, or 39.8%, to $2.3 billion at March 31, 2018 from $1.6 billion at December 31, 2017, and total deposits, which increased $242.3 million, or 3.6%, to $7.0 billion at March 31, 2018 from $6.8 billion at December 31, 2017. Federal funds purchased increased $40.0 million, or 25.8%, to $195.0 million at March 31, 2018 from $155.0 million at December 31, 2017.
The following table presents certain key condensed balance sheet data as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
(amounts in thousands)
Cash and cash equivalents	$215,411	$146,323
Investment securities, at fair value	1,181,661	471,371
Loans held for sale (includes $1,875,515 and $1,795,294, respectively, at fair value)	1,875,515	1,939,485
Loans receivable	6,943,566	6,768,258
Allowance for loan losses	(39,499)	(38,015)
Total assets	10,769,266	9,839,555
Total deposits	7,042,459	6,800,142
Federal funds purchased	195,000	155,000
FHLB advances	2,252,615	1,611,860
Other borrowings	186,735	186,497
Subordinated debt	108,904	108,880
Total liabilities	9,850,178	8,918,591
Total shareholders’ equity	919,088	920,964
Total liabilities and shareholders’ equity	10,769,266	9,839,555
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $9.2 million at March 31, 2018. This represents a $11.2 million decrease from $20.4 million at December 31, 2017.  These balances vary from day to day, primarily due to variations in customers’ deposits with Customers.
Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $206.2 million and $125.9 million at March 31, 2018 and December 31, 2017, respectively. This balance varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. Customers targeted a lower cash balance at December 31, 2017 consistent with its objectives of reducing total assets below $10 billion as of year end 2017.

In connection with the June 2016 acquisition of the Disbursement business from Higher One, as of March 31, 2018 and December 31, 2017, Customers had $5 million in an escrow account restricted in use with a third party to be paid to Higher One upon the second anniversary of the transaction closing. Also, in connection with the planned spin-off and merger, Customers had $1.0 million in an escrow account with a third party that is reserved for payment to Flagship Community Bank in the event the amended and restated agreement with Flagship is terminated for reasons described in the agreement. See NOTE 2 - SPIN-OFF AND MERGER for additional details related to this escrow account. In connection with the purchase of certain university relationships in January 2018, Customers placed $1.5 million in an escrow account with a third party that is reserved for payment to a third party by June 30, 2018.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), corporate debt and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of interest-earning assets. The portfolio is structured to maximize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At March 31, 2018, investment securities were $1.2 billion compared to $0.5 billion at December 31, 2017, an increase of $0.7 billion. The increase was primarily the result of purchases of agency-guaranteed mortgage-backed securities and corporate securities totaled $756.2 million during the three months ended March 31, 2018, offset in part by maturities, calls and principal repayments in the amount of $11.5 million during the three months ended March 31, 2018, consistent with Customers' goals to increase interest-earning assets in first quarter 2018.
For financial reporting purposes, available-for-sale debt securities are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect. Beginning January 1, 2018, changes in the fair value of marketable equity securities previously classified as available for sale will be recorded in earnings in the period in which they occur and will no longer be deferred in accumulated other comprehensive income. Amounts previously recorded to accumulated other comprehensive income were reclassified to retained earnings on January 1, 2018. See NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional details related to the adoption of ASU 2016-01.

LOANS
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, expand its specialty mortgage warehouse lending business and expand its multi-family/commercial real estate lending business.
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads.  There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking business lending group is to originate loans that provide liquidity to mortgage banking companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2018 and December 31, 2017, commercial loans to mortgage banking businesses totaled $1.9 billion and $1.8 billion, respectively, and are reported as loans held for sale.
The goal of Customers' multi-family lending group is to build a portfolio of high-quality multi-family loans within Customers' covered markets, while cross selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2018, Customers had multi-family loans of $3.6 billion outstanding, comprising approximately 41.3% of the total loan portfolio, compared to $3.6 billion, or approximately 41.9% of the total loan portfolio, at December 31, 2017.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of March 31, 2018 and December 31, 2017, Customers had $156.6 million and $152.5 million, respectively, of equipment finance loans outstanding. As of March 31, 2018 and December 31, 2017, Customers had $33.2 million and $26.6 million of finance leases, respectively. As of March 31, 2018 and December 31, 2017, Customers had $23.6 million and $21.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $1.3 million and $0.5 million, respectively.
As of March 31, 2018, Customers had $8.5 billion in commercial loans outstanding, totaling approximately 96.4% of its total loan portfolio, which includes loans held for sale, compared to commercial loans outstanding of $8.4 billion, comprising approximately 96.2% of its loan portfolio, at December 31, 2017.

Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2018, Customers had $317.8 million in consumer loans outstanding, or 3.6% of the total loan portfolio. Customers plans to expand its product offerings in real estate secured consumer lending in 2018.
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
Loans Held for Sale

The composition of loans held for sale as of March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
	2018	2017
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,874,853	$1,793,408
Multi-family loans at lower of cost or fair value	—	144,191
Total commercial loans held for sale	1,874,853	1,937,599
Consumer Loans:
Residential mortgage loans, at fair value	662	1,886
Loans held for sale	$1,875,515	$1,939,485
At March 31, 2018, loans held for sale totaled $1.9 billion, or 21.3% of the total loan portfolio, and $1.9 billion, or 22.3% of the total loan portfolio, at December 31, 2017. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.

Loans Receivable

Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $173.8 million to $6.9 billion at March 31, 2018 from $6.7 billion at December 31, 2017. Loans receivable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
(amounts in thousands)
Commercial:
Multi-family	$3,645,374	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,704,791	1,633,818
Commercial real estate non-owner occupied	1,195,904	1,218,719
Construction	81,101	85,393
Total commercial loans	6,627,170	6,440,311
Consumer:
Residential real estate	225,839	234,090
Manufactured housing	87,687	90,227
Other	3,570	3,547
Total consumer loans	317,096	327,864
Total loans receivable	6,944,266	6,768,175
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(700)	83
Allowance for loan losses	(39,499)	(38,015)
Loans receivable, net of allowance for loan losses	$6,904,067	$6,730,243
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
The provision for loan losses was $2.1 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. The allowance for loan losses maintained for loans receivable (excludes loans held for sale) was $39.5 million, or 0.57% of loans receivable, at March 31, 2018 and $38.0 million, or 0.56% of loans receivable, at December 31, 2017. Net charge-offs were $0.6 million for the three months ended March 31, 2018, an increase of $0.2 million compared to the same period in 2017. The increase in net charge-offs in first quarter 2018 was mainly driven by increases in charge-off activities related to residential real estate and other consumer loan portfolios.

The table below presents changes in the Bank’s allowance for loan losses for the periods indicated.
Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2018	2017
(amounts in thousands)
Balance at the beginning of the period	$38,015	$37,315
Loan charge-offs (1)
Commercial and industrial	50	198
Commercial real estate owner occupied	18	—
Commercial real estate non-owner occupied	—	404
Residential real estate	365	221
Other consumer	256	20
Total Charge-offs	689	843
Loan recoveries (1)
Commercial and industrial	35	215
Construction	11	81
Residential real estate	7	21
Other consumer	3	44
Total Recoveries	56	361
Total net charge-offs	633	482
Provision for loan losses	2,117	3,050
Balance at the end of the period	$39,499	$39,883

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.
The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans are assigned credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to Critical Accounting Policies herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2017 Form 10-K for further discussion on management's methodology for estimating the allowance for loan losses.
Approximately 84% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). Customers' lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral.  Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated.  The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis.  In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan.  If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any.  Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.

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

Asset Quality at March 31, 2018

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,642,808	$3,642,808	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,618,845	1,603,417	129	—	15,299	667	15,966	0.95%	0.99%
Commercial Real Estate Non-Owner Occupied	1,176,949	1,176,949	—	—	—	—	—	—%	—%
Residential	107,920	103,697	2,456	—	1,767	57	1,824	1.64%	1.69%
Construction	81,102	81,102	—	—	—	—	—	—%	—%
Other consumer	1,339	1,294	45	—	—	—	—	—%	—%
Total Originated Loans	6,628,963	6,609,267	2,630	—	17,066	724	17,790	0.26%	0.27%
Loans Acquired
Bank Acquisitions	141,343	133,716	2,519	962	4,146	741	4,887	2.93%	3.44%
Loan Purchases	173,960	164,612	3,509	3,860	1,979	277	2,256	1.14%	1.29%
Total Loans Acquired	315,303	298,328	6,028	4,822	6,125	1,018	7,143	1.94%	2.26%
Deferred fees and unamortized discounts, net	(700)	(700)	—	—	—	—	—
Total Loans Receivable	6,943,566	6,906,895	8,658	4,822	23,191	1,742	24,933	0.33%	0.36%
Total Loans Held for Sale	1,875,515	1,875,515	—	—	—	—	—	—	—
Total Portfolio	$8,819,081	$8,782,410	$8,658	$4,822	$23,191	$1,742	$24,933	0.26%	0.28%
(1) Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at March 31, 2018 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,642,808	$—	$12,545	$—	$12,545	0.34%	—%
Commercial & Industrial (1)	1,618,845	15,299	14,353	—	14,353	0.89%	93.82%
Commercial Real Estate Non-Owner Occupied	1,176,949	—	4,444	—	4,444	0.38%	—%
Residential	107,920	1,767	2,111	—	2,111	1.96%	119.47%
Construction	81,102	—	921	—	921	1.14%	—%
Other consumer	1,339	—	101	—	101	7.54%	—%
Total Originated Loans	6,628,963	17,066	34,475	—	34,475	0.52%	202.01%
Loans Acquired
Bank Acquisitions	141,343	4,146	4,848	—	4,848	3.43%	116.93%
Loan Purchases	173,960	1,979	176	627	803	0.46%	40.58%
Total Loans Acquired	315,303	6,125	5,024	627	5,651	1.79%	92.26%
Deferred fees and unamortized discounts, net	(700)	—	—	—	—
Total Loans Receivable	6,943,566	23,191	39,499	627	40,126	0.58%	173.02%
Total Loans Held for Sale	1,875,515	—	—	—	—
Total Portfolio	$8,819,081	$23,191	$39,499	$627	$40,126	0.45%	173.02%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $6.6 billion at March 31, 2018, compared to $6.4 billion, at December 31, 2017. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and has worked to maintain these standards. Only $17.1 million, or 0.26% of post 2009 originated loans, were non-performing at March 31, 2018, compared to $20.0 million of post 2009 originated loans, or 0.31% of post 2009 loans, at December 31, 2017. The post 2009 loans were supported by an allowance for loan losses of $34.5 million (0.52% of post 2009 originated loans) and $33.3 million (0.52% of post 2009 originated loans), respectively, at March 31, 2018 and December 31, 2017. Total 2009 and prior loans ("legacy loans") were $23.6 million and $25.6 million at March 31, 2018 and December 31, 2017, respectively.
Loans Acquired
At March 31, 2018, total acquired loans were $315.3 million, or 4.5% of total loans held for investment, compared to $328.8 billion, or 4.9% of total loans held for investment, at December 31, 2017.  Non-performing acquired loans totaled $6.1 million and $6.4 million at March 31, 2018 and December 31, 2017, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $50.7 million were supported by a $0.6 million cash reserve at March 31, 2018, compared to $51.9 million supported by a cash reserve of $0.6 million at December 31, 2017. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve and any recoveries of those losses as well as the proceeds from the sale of the repossessed properties securing the loans are placed back into the reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At March 31, 2018, $30.2 million of these loans were outstanding, compared to $31.4 million at December 31, 2017.
Many of the acquired loans were purchased at a discount. The price paid considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $5.7 million (1.79% of total acquired loans) and $5.4 million (1.64% of total acquired loans) at March 31, 2018 and December 31, 2017, respectively.

DEPOSITS
The Bank offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits.  Deposits are primarily obtained from the Bank's geographic service area and nationwide through deposit brokers, listing services and other relationships.  Total deposits were $7.0 billion at March 31, 2018, an increase of $0.2 billion, or 3.6%, from $6.8 billion at December 31, 2017. Transaction deposits increased by $0.3 billion, or 5.3%, to $5.2 billion at March 31, 2018, from $4.9 billion at December 31, 2017, with non-interest bearing deposits increasing by $0.2 billion. Savings, including MMDA, totaled $3.4 billion at March 31, 2018, an increase of $63.7 million, or 1.9%, from $3.3 billion at December 31, 2017. This increase was primarily attributed to an increase in money market deposit accounts. Total time deposits were $1.9 billion at March 31, 2018, a decrease of $16.7 million, or 0.9%, from $1.9 billion at December 31, 2017. At March 31, 2018, the Bank had $1.9 billion in state and municipal deposits to which it had pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. At March 31, 2018, the balance of state and municipal deposits was $1.7 billion.
The components of deposits were as follows at the dates indicated:

	March 31, 2018	December 31, 2017
(amounts in thousands)
Demand, non-interest bearing	$1,260,853	$1,052,115
Demand, interest bearing	510,418	523,848
Savings, including MMDA	3,382,157	3,318,486
Time, $100,000 and over	1,128,774	1,284,855
Time, other	760,257	620,838
Total deposits	$7,042,459	$6,800,142

BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of March 31, 2018 and December 31, 2017, total outstanding borrowings were $2.7 billion and $2.1 billion, respectively, which represented an increase of $0.7 billion, or 33.0%. This increase was primarily the result of an increase in investments and loans receivable increasing the need for short-term borrowings.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding.  As of March 31, 2018 and December 31, 2017, Customers had unpledged marketable investments of $480.2 million and $454.4 million, respectively. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of March 31, 2018, Customers' borrowing capacity with the Federal Home Loan Bank was $4.8 billion, of which $2.3 billion was utilized in borrowings and $1.9 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2017, Customers' borrowing capacity with the Federal Home Loan Bank was $4.3 billion, of which $1.6 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2018 and December 31, 2017, Customers' borrowing capacity with the Federal Reserve Bank of Philadelphia was $133.2 million and $142.5 million, respectively.
Net cash flows used in operating activities were $48.1 million during the three months ended March 31, 2018, compared to net cash flows provided by operating activities of $452.2 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, originations of loans held for sale in excess of the proceeds from the sales of loans held for sale required $80.1 million of cash flows used in operating activities. During the three months ended March 31, 2017, proceeds from sales of loans held for sale in excess of funds required to originate loans held for sale contributed $433.1 million to cash flows provided by operating activities.
Net cash flows used in investment activities were $0.8 billion during the three months ended March 31, 2018, compared to net cash flows used in investing activities of $1.0 billion during the three months ended March 31, 2017. Purchases of investment securities available for sale totaled $756.2 million during the three months ended March 31, 2018, compared to $538.5 million during the three months ended March 31, 2017. Cash flows used to fund new loans held for investment totaled $47.0 million and $377.5 million during the three months ended March 31, 2018 and 2017, respectively. Cash flows used to purchase loans and bank-owned life insurance policies were $171.8 million and $50.0 million, respectively, during the three months ended March 31, 2017, compared to no such similar purchases during the three months ended March 31, 2018. Net purchases of FHLB, Federal Reserve Bank and other restricted stock totaled $24.4 million and $16.8 million during the three months ended March 31, 2018 and 2017, respectively. Proceeds from the sale of loans held for investment totaled $16.5 million during the three months ended March 31, 2018, compared to $105.4 million during the three months ended March 31, 2017.
Net cash flows provided by financing activities were $0.9 billion during the three months ended March 31, 2018, compared to $0.5 billion for the three months ended March 31, 2017. During the three months ended March 31, 2018, a net increase in short-term borrowed funds provided net cash flows of $640.8 million, an increase in deposits provided net cash flows of $242.3 million, and a net increase in federal funds purchased provided net cash flows of $40.0 million, partially offset by preferred stock dividends paid of $3.6 million. During the three months ended March 31, 2017, a net increase in short-term borrowed funds provided net cash flows of $337.8 million, a net increase in federal funds purchased provided net cash flows of $132.0 million, and a net increase in deposits provided net cash flows of $31.7 million, partially offset by the payment of preferred stock dividends of $3.6 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.
Overall, based on our core deposit base and available sources of borrowed funds, management believes that Customers has adequate resources to meet its short-term and long-term cash requirements for the foreseeable future.
CAPITAL ADEQUACY AND SHAREHOLDERS' EQUITY
Shareholders’ equity decreased $1.9 million to $919.1 million at March 31, 2018 when compared to shareholders' equity of $921.0 million at December 31, 2017, a 0.2% decrease in first quarter 2018. The primary components of the net decrease were as follows:

•	other comprehensive loss of $24.5 million for the three months ended March 31, 2018, arising primarily from unrealized fair value losses recognized on available-for-sale debt securities;

•	preferred stock dividends of $3.6 million for the three months ended March 31, 2018;
The decreases were offset in part by:

•	net income of $24.1 million for the three months ended March 31, 2018;

•	share-based compensation expense of $1.8 million for the three months ended March 31, 2018;

•	issuance of common stock under share-based compensation arrangements of $0.2 million for the three months ended March 31, 2018.
The Bank and Customers Bancorp are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and Total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2018 and December 31, 2017, the Bank and the Bancorp met all capital adequacy requirements to which they were subject to.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or comply with Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$710,156	8.508%	$375,609	4.500%	N/A	N/A	$532,113	6.375%
Customers Bank	$1,037,480	12.448%	$375,048	4.500%	$541,736	6.500%	$531,318	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$927,627	11.113%	$500,812	6.000%	N/A	N/A	$657,316	7.875%
Customers Bank	$1,037,480	12.448%	$500,064	6.000%	$666,751	8.000%	$656,333	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,047,698	12.552%	$667,749	8.000%	N/A	N/A	$824,253	9.875%
Customers Bank	$1,186,105	14.231%	$666,751	8.000%	$833,439	10.000%	$823,021	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$927,627	9.031%	$410,858	4.000%	N/A	N/A	$410,858	4.000%
Customers Bank	$1,037,480	10.107%	$410,612	4.000%	$513,265	5.000%	$410,612	4.000%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during first quarter 2015 and the capital conservation buffer effective January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of March 31, 2018, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 9 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of March 31, 2018 and December 31, 2017, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	March 31, 2018	December 31, 2017
(amounts in thousands)
Commitments to fund loans	$213,915	$333,874
Unfunded commitments to fund mortgage warehouse loans	1,548,629	1,567,139
Unfunded commitments under lines of credit	712,009	485,345
Letters of credit	39,732	39,890
Other unused commitments	6,679	6,679
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
Through the use of income simulation modeling, Customers has estimated the net interest income for the period ending March 31, 2019, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2018. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the period ending March 31, 2019, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(14.8)%
Up 2%	(7.5)%
Up 1%	(2.5)%
Down 1%	(1.8)%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2018, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(28.8)%
Up 2%	(17.0)%
Up 1%	(7.3)%
Down 1%	2.7%
The net changes in economic value of equity in all scenarios are within Customers Bank's interest rate risk policy guidelines.

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
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at March 31, 2018.
During the quarter ended March 31, 2018, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2017 Form 10-K.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2017 Form 10-K. There are no material changes from the risk factors included within the 2017 Form 10-K. The risks described within the 2017 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

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
During the three months ended March 31, 2018, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Reclassification of Previously Reported Financial Information

On April 30, 2018, Customers filed a current report on Form 8-K with certain unaudited financial information included in Exhibit 99.1. The unaudited consolidated statements of operations for the three months ended December 31, 2017 ("Q4 2017"), the three months ended September 30, 2017 ("Q3 2017"), the three months June 30, 2017 ("Q2 2017"), and the three months ended March 31, 2017 ("Q1 2017") and the unaudited BankMobile segment results for Q4 2017, Q3 2017, Q2 2017, and Q1 2017 included in Exhibit 99.1 were presented for comparative purposes with the unaudited consolidated statements of operations and BankMobile segment results for the three months ended March 31, 2018 ("Q1 2018") as if the adoption of Accounting Standards Codification ("ASU") 2014-09, Revenues from Contracts with Customers (Topic 606), was done on a retrospective basis. As disclosed in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' unaudited interim consolidated financial statements, Customers adopted ASU 2014-09 on a modified retrospective basis and, accordingly, presented debit and prepaid card interchange expense as a reduction to interchange and card revenue (a component of non-interest income) instead of an increase to technology, communication and bank operations (a component of non-interest expense) for Q1 2018. The unaudited consolidated statement of operations and BankMobile segment results for Q1 2017 presented elsewhere in this quarterly report on Form 10-Q do not reflect this reclassification.

The following tables present Customers' unaudited consolidated statements of operations for Q4 2017, Q3 2017, and Q2 2017 and the unaudited BankMobile segment results for Q4 2017, Q3 2017, and Q2 2017 with the adoption of this ASU done on a modified retrospective basis:

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED - UNAUDITED
(Dollars in thousands, except per share data)
	Q4	Q3	Q2
	2017	2017	2017
Interest income:
Loans receivable, including fees	$70,935	$67,107	$67,036
Loans held for sale	20,294	21,633	17,524
Investment securities	4,136	7,307	7,823
Other	2,254	2,238	1,469
Total interest income	97,619	98,285	93,852
Interest expense:
Deposits	18,649	18,381	16,228
Other borrowings	3,288	3,168	1,993
FHLB advances	5,697	7,032	5,340
Subordinated debt	1,685	1,685	1,685
Total interest expense	29,319	30,266	25,246
Net interest income	68,300	68,019	68,606
Provision for loan losses	831	2,352	535
Net interest income after provision for loan losses	67,469	65,667	68,071
Non-interest income:
Interchange and card revenue (1)	9,780	9,570	8,648
Deposit fees	2,121	2,659	2,133
Bank-owned life insurance	1,922	1,672	2,258
Mortgage warehouse transactional fees	2,206	2,396	2,523
Gain on sale of SBA and other loans	1,178	1,144	573
Mortgage banking income	173	257	291
Gain on sale of investment securities	268	5,349	3,183
Impairment loss on investment securities	—	(8,349)	(2,882)
Other	2,092	3,328	1,664
Total non-interest income	19,740	18,026	18,391
Non-interest expense:
Salaries and employee benefits	25,948	24,807	23,651
Technology, communication and bank operations (2)	12,637	14,401	8,910
Professional services	7,010	7,403	6,227
Occupancy	2,937	2,857	2,657
FDIC assessments, non-income taxes, and regulatory fees	1,290	2,475	2,416
Loan workout	522	915	408
Merger and acquisition related expenses	410	—	—
Advertising and promotion	361	404	378
Other real estate owned expense (income)	20	445	160
Other	3,653	7,333	5,606
Total non-interest expense	54,788	61,040	50,413
Income before income tax expense	32,421	22,653	36,049
Income tax expense	10,806	14,899	12,327
Net income	21,615	7,754	23,722
Preferred stock dividends	3,615	3,615	3,615
Net income available to common shareholders	$18,000	$4,139	$20,107
Basic earnings per common share	$0.58	$0.13	$0.66
Diluted earnings per common share	$0.55	$0.13	$0.62
(1) Does not include the netting of debit and prepaid card interchange expense of $1.5 million, $1.2 million and $0.6 million for Q4 2017, Q3 2017 and Q2 2017, respectively.
(2) Includes debit and prepaid card interchange expense of $1.5 million, $1.2 million and $0.6 million for Q4 2017, Q3 2017 and Q2 2017, respectively.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
SEGMENT REPORTING - UNAUDITED
BankMobile:
(Dollars in thousands, except per share data)	Q4 2017	Q3 2017	Q2 2017
Interest income	$3,212	$2,700	$2,745
Interest expense	15	16	18
Net interest income	3,197	2,684	2,727
Provision for loan losses	652	478	—
Non-interest income (1)	11,540	13,836	11,419
Non-interest expense (2)	20,888	27,050	19,845
Loss before income tax benefit	(6,803)	(11,008)	(5,699)
Income tax benefit	(2,563)	(4,100)	(2,166)
Net loss available to common shareholders	$(4,240)	$(6,908)	$(3,533)
Basic loss per common share	$(0.14)	$(0.23)	$(0.11)
Diluted loss per common share	$(0.13)	$(0.21)	$(0.11)

(1) Does not include the netting of debit and prepaid card interchange expense of $1.5 million, $1.2 million and $0.6 million for Q4 2017, Q3 2017 and Q2 2017, respectively.
(2) Includes debit and prepaid card interchange expense of $1.5 million, $1.2 million and $0.6 million for Q4 2017, Q3 2017 and Q2 2017, respectively.

Other Matters

On December 30, 2016, Customers entered into a letter agreement (the “Agreement”) with Jay Sidhu, our Chairman and Chief Executive Officer, which, subject to certain conditions, provided for the payment of a one-time cash bonus to Mr. Sidhu equal to 10 percent of the gross sales price of the BankMobile business segment.  On November 17, 2017, Customers entered into an Amended and Restated Purchase and Assumption Agreement and Plan of Merger in which Customers agreed to spin-off the BankMobile business to Customers’ shareholders, to be followed by a merger between the BankMobile Technologies, Inc. subsidiary and Flagship Community Bank.  As a spin-off and merger transaction of this type would not be considered a sale under the Agreement, no amounts would be due to Mr. Sidhu pursuant to the Agreement.  On March 30, 2018, Mr. Sidhu offered to terminate the Agreement, and such offer was accepted by Customers. A written termination agreement was not entered into by the parties.

In Customers’ definitive proxy statement for its 2018 Annual Meeting of Shareholders, filed with the SEC on April 10, 2018, Customers provided substantive descriptions of the performance metrics and relative weightings to be used to determine the annual performance awards and long-term incentive plan awards for the Chief Executive Officer, President, and Chief Financial Officer for 2018. The disclosed metrics and weightings changed from the prior year for the annual performance award and long term incentive plan, and the long term incentive plan was modified from a subjective award to a more quantitative award. The disclosure in the section of the definitive proxy statement captioned “V. New Compensation Plan for 2018” is incorporated into this Item 5 by reference.

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

Customers Bancorp, Inc.

May 9, 2018	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2018	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp’s Form 8-K filed with the SEC on April 30, 2012

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