Form 10-Q
period 2018-06-30
Customers Bancorp, Inc.
filed 2018-08-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
On July 31, 2018, 31,669,839 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2018 and for the three months and six months periods ended June 30, 2018 and 2017 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	78

Item 4.	Controls and Procedures	79

PART II

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	81

SIGNATURES		83

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$22,969	$20,388
Interest-earning deposits	228,757	125,935
Cash and cash equivalents	251,726	146,323
Investment securities, at fair value	1,161,000	471,371
Loans held for sale (includes $1,931,781 and $1,795,294, respectively, at fair value)	1,931,781	1,939,485
Loans receivable	7,181,726	6,768,258
Allowance for loan losses	(38,288)	(38,015)
Total loans receivable, net of allowance for loan losses	7,143,438	6,730,243
FHLB, Federal Reserve Bank, and other restricted stock	136,066	105,918
Accrued interest receivable	33,956	27,021
Bank premises and equipment, net	11,224	11,955
Bank-owned life insurance	261,121	257,720
Other real estate owned	1,705	1,726
Goodwill and other intangibles	17,150	16,295
Other assets	143,679	131,498
Total assets	$11,092,846	$9,839,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,090,744	$1,052,115
Interest-bearing	6,205,210	5,748,027
Total deposits	7,295,954	6,800,142
Federal funds purchased	105,000	155,000
FHLB advances	2,389,797	1,611,860
Other borrowings	186,888	186,497
Subordinated debt	108,929	108,880
Accrued interest payable and other liabilities	70,051	56,212
Total liabilities	10,156,619	8,918,591
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,199,903 and 31,912,763 shares issued as of June 30, 2018 and December 31, 2017; 31,669,643 and 31,382,503 shares outstanding as of June 30, 2018 and December 31, 2017	32,200	31,913
Additional paid in capital	428,796	422,096
Retained earnings	299,990	258,076
Accumulated other comprehensive loss, net	(33,997)	(359)
Treasury stock, at cost (530,260 shares as of June 30, 2018 and December 31, 2017)	(8,233)	(8,233)
Total shareholders’ equity	936,227	920,964
Total liabilities and shareholders’ equity	$11,092,846	$9,839,555
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans receivable, including fees	$74,238	$67,036	$141,117	$128,497
Loans held for sale	21,002	17,524	40,054	31,470
Investment securities	9,765	7,823	18,437	13,710
Other	2,634	1,469	4,996	3,269
Total interest income	107,639	93,852	204,604	176,946
Interest expense:
Deposits	24,182	16,228	43,975	30,551
Other borrowings	3,275	1,993	6,651	3,600
FHLB advances	11,176	5,340	18,256	8,401
Subordinated debt	1,684	1,685	3,369	3,370
Total interest expense	40,317	25,246	72,251	45,922
Net interest income	67,322	68,606	132,353	131,024
Provision for loan losses	(784)	535	1,333	3,585
Net interest income after provision for loan losses	68,106	68,071	131,020	127,439
Non-interest income:
Interchange and card revenue	6,382	8,648	16,043	22,158
Mortgage warehouse transactional fees	1,967	2,523	3,854	4,743
Bank-owned life insurance	1,869	2,258	3,900	3,624
Deposit fees	1,632	2,133	3,724	5,260
Gain on sale of SBA and other loans	947	573	2,308	1,901
Mortgage banking income	205	291	325	446
Gain on sale of investment securities	—	3,183	—	3,183
Impairment loss on investment securities	—	(2,882)	—	(4,585)
Other	3,125	1,664	6,883	4,414
Total non-interest income	16,127	18,391	37,037	41,144
Non-interest expense:
Salaries and employee benefits	27,748	23,651	52,673	44,763
Technology, communication and bank operations	11,322	8,910	21,266	18,827
Professional services	3,811	6,227	9,820	13,739
Occupancy	3,141	2,657	5,975	5,371
FDIC assessments, non-income taxes, and regulatory fees	2,135	2,416	4,335	4,141
Provision for operating losses	1,233	1,746	2,759	3,392
Merger and acquisition related expenses	869	—	975	—
Loan workout	648	408	1,307	929
Advertising and promotion	319	378	709	704
Other real estate owned expenses	58	160	98	105
Other	2,466	3,860	6,114	7,807
Total non-interest expense	53,750	50,413	106,031	99,778
Income before income tax expense	30,483	36,049	62,026	68,805
Income tax expense	6,820	12,327	14,222	19,336
Net income	23,663	23,722	47,804	49,469
Preferred stock dividends	3,615	3,615	7,229	7,229
Net income available to common shareholders	$20,048	$20,107	$40,575	$42,240
Basic earnings per common share	$0.64	$0.66	$1.29	$1.38
Diluted earnings per common share	$0.62	$0.62	$1.26	$1.29
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$23,663	$23,722	$47,804	$49,469
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized (losses) gains arising during the period	(12,190)	19,885	(46,288)	18,762
Income tax effect	3,170	(7,755)	12,035	(7,317)
Reclassification adjustments for gains on securities included in net income	—	(3,183)	—	(3,183)
Income tax effect	—	1,241	—	1,241
Net unrealized (losses) gains on available-for-sale debt securities	(9,020)	10,188	(34,253)	9,503
Unrealized gains on cash flow hedges:
Unrealized gains (losses) arising during the period	1,895	(689)	2,768	(360)
Income tax effect	(492)	269	(719)	141
Reclassification adjustment for (gains) losses included in net income	(259)	767	(128)	1,594
Income tax effect	67	(299)	33	(622)
Net unrealized gains on cash flow hedges	1,211	48	1,954	753
Other comprehensive (loss) income, net of income tax effect	(7,809)	10,236	(32,299)	10,256
Comprehensive income	$15,854	$33,958	$15,505	$59,725
 See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	47,804	—	—	47,804
Other comprehensive loss	—	—	—	—	—	—	(32,299)	—	(32,299)
Preferred stock dividends	—	—	—	—	—	(7,229)	—	—	(7,229)
Share-based compensation expense	—	—	—	—	3,661	—	—	—	3,661
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based compensation arrangements	—	—	281,898	282	2,932	—	—	—	3,214
Balance, June 30, 2018	9,000,000	$217,471	31,669,643	$32,200	$428,796	$299,990	$(33,997)	$(8,233)	$936,227

	Six Months Ended June 30, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income	—	—	—	—	—	49,469	—	—	49,469
Other comprehensive income	—	—	—	—	—	—	10,256	—	10,256
Preferred stock dividends	—	—	—	—	—	(7,229)	—		(7,229)
Share-based compensation expense	—	—	—	—	2,934	—	—	—	2,934
Exercise of warrants	—	—	43,974	44	376	—	—	—	420
Issuance of common stock under share-based compensation arrangements	—	—	396,893	397	(1,830)	—	—	—	(1,433)
Balance, June 30, 2017	9,000,000	$217,471	30,730,784	$31,261	$428,488	$235,938	$5,364	$(8,233)	$910,289
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$47,804	$49,469
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,333	3,585
Depreciation and amortization	6,716	2,393
Share-based compensation expense	4,384	3,562
Deferred taxes	4,172	(2,588)
Net amortization of investment securities premiums and discounts	813	232
Unrealized loss recognized on equity securities	296	—
Gain on sale of investment securities	—	(3,183)
Impairment loss on investment securities	—	4,585
Gain on sale of SBA and other loans	(2,572)	(2,183)
Origination of loans held for sale	(14,272,175)	(14,714,280)
Proceeds from the sale of loans held for sale	14,135,931	14,727,734
Amortization of fair value discounts and premiums	85	98
Net gain on sales of other real estate owned	(28)	(163)
Valuation and other adjustments to other real estate owned	78	231
Earnings on investment in bank-owned life insurance	(3,900)	(3,624)
Increase in accrued interest receivable and other assets	(7,857)	(9,003)
Increase (decrease) in accrued interest payable and other liabilities	13,061	(29,357)
Net Cash (Used In) Provided By Operating Activities	(71,859)	27,508
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	26,216	22,843
Proceeds from sales of investment securities available for sale	—	115,982
Purchases of investment securities available for sale	(763,242)	(644,011)
Net increase in loans	(18,680)	(572,253)
Proceeds from sales of loans	29,038	112,927
Purchase of loans	(278,508)	(262,641)
Purchases of bank-owned life insurance	—	(50,000)
Proceeds from bank-owned life insurance	529	1,418
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(30,148)	(61,281)
Purchases of bank premises and equipment	(608)	(1,732)
Proceeds from sales of other real estate owned	28	682
Purchase of leased assets under operating leases	(6,486)	—
Net Cash Used In Investing Activities	(1,041,861)	(1,338,066)
Cash Flows from Financing Activities
Net increase in deposits	495,812	171,587
Net increase in short-term borrowed funds from the FHLB	777,937	1,130,800
Net (decrease) increase in federal funds purchased	(50,000)	67,000
Net proceeds from issuance of long-term debt	—	98,574
Preferred stock dividends paid	(7,229)	(7,229)
Exercise of warrants	112	420
Payments of employee taxes withheld from share-based awards	(700)	(3,961)
Proceeds from issuance of common stock	3,191	1,900
Net Cash Provided By Financing Activities	1,219,123	1,459,091
Net Increase in Cash and Cash Equivalents	105,403	148,533
Cash and Cash Equivalents – Beginning	146,323	264,709
Cash and Cash Equivalents – Ending	$251,726	$413,242

	(continued)

Supplementary Cash Flows Information:
Interest paid	$73,162	$44,983
Income taxes paid	4,174	21,715
Non-cash items:
Transfer of loans to other real estate owned	$57	$—
Transfer of loans held for investment to held for sale	—	150,758
Transfer of loans held for sale to held for investment	129,691	—
University relationship intangible purchased not settled	1,502	—
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
Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide. In October 2017, Customers announced its intent to spin-off its BankMobile business directly to Customers’ shareholders, to be followed by a merger of BankMobile into Flagship Community Bank ("Flagship"), as the most favorable option for disposition of BankMobile to Customers' shareholders rather than selling the business directly to a third party. Until execution of the spin-off and merger transaction, the assets and liabilities of BankMobile will be reported as held and used for all periods presented. Previously, Customers had stated its intention to sell BankMobile and, accordingly, all BankMobile operating results for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 were presented as discontinued operations. All prior period amounts have been reclassified to conform with the current period consolidated financial statement presentation. See NOTE 2 SPIN-OFF AND MERGER for more information regarding the spin-off and merger transaction.
Customers is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.
NOTE 2 – SPIN-OFF AND MERGER

In third quarter 2017, Customers decided that the best strategy for its shareholders to realize the value of the BankMobile business was to divest BankMobile through a spin-off of BankMobile to Customers’ shareholders to be followed by a merger with Flagship Community Bank ("Flagship"). An Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the "Amended Agreement") with Flagship to effect the spin-off and merger and Flagship's related purchase of BankMobile deposits from Customers was executed on November 17, 2017. Per the provisions of the Amended Agreement, the spin-off will be followed by a merger of the BankMobile spin-off subsidiary into Flagship, with Customers' shareholders first receiving shares of the BankMobile spin-off subsidiary as a dividend in the spin-off and then receiving shares of Flagship common stock in the merger of the BankMobile spin-off subsidiary into Flagship in exchange for shares of the BankMobile spin-off subsidiary common stock they receive in the spin-off. Separately, Flagship will assume the deposits and purchase certain associated assets of BankMobile for $10 million. Following completion of the spin-off and merger and other transactions contemplated in the Amended Agreement between Customers and Flagship, the BankMobile spin-off subsidiary shareholders would receive collectively more than 50% of Flagship common stock. The common stock of the merged entities, expected to be called BankMobile, is expected to be listed on a national securities exchange after completion of the transactions. In connection with the signing of the Amended Agreement on November 17, 2017, Customers deposited $1.0 million in an escrow account with a third party to be reserved for payment to Flagship in the event the Amended Agreement is terminated for reasons described in the Amended Agreement. This $1.0 million is considered restricted cash and is presented in cash and cash equivalents in the accompanying June 30, 2018 consolidated balance sheet. The Amended Agreement provides that completion of the transactions will be subject to the receipt of all necessary closing conditions. Although the possibility still exits that the spin-off and merger could close by September 30, 2018, at this time, no assurance can be given that the spin-off and merger will occur by or shortly after September 30, 2018.

As of June 30, 2017, BankMobile met the criteria to be classified as held for sale and, accordingly, the operating results of BankMobile for the three and six month periods ended June 30, 2017, along with the associated cash flows of BankMobile for the six months ended June 30, 2017, were presented as "Discontinued operations." However, generally accepted accounting principles require that assets, liabilities, operating results, and cash flows associated with a business to be disposed of through a spin-off/merger transaction should not be reported as held for sale or discontinued operations until execution of the spin-off/merger transaction. As a result, beginning in third quarter 2017, the period in which Customers decided to spin-off BankMobile rather than selling directly to a third party, BankMobile's operating results and cash flows were no longer reported as held for sale or discontinued operations but instead were reported as held and used. At September 30, 2017, Customers measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made.

Amounts previously reported as discontinued operations for the three and six month periods ended June 30, 2017 have been reclassified to conform with the current period presentation within the accompanying consolidated financial statements as summarized below. Customers will continue reporting the Community Business Banking and BankMobile segment results. See NOTE 12 - BUSINESS SEGMENTS.

The following tables summarize the effect of the reclassification of BankMobile from held for sale to held and used on the previously reported consolidated statements of income for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
(amounts in thousands)	As Previously Reported	Effect of Reclassification From Held For Sale to Held and Used	After Reclassification
Interest income	$93,852	$—	$93,852
Interest expense	25,236	10	25,246
Net interest income	68,616	(10)	68,606
Provision for loan losses	535	—	535
Non-interest income	6,971	11,420	18,391
Non-interest expense	30,567	19,846	50,413
Income from continuing operations before income taxes	44,485	(8,436)	36,049
Provision for income taxes	15,533	(3,206)	12,327
Net income from continuing operations	28,952	(5,230)	23,722
Loss from discontinued operations before income taxes	(8,436)	8,436	—
Income tax benefit from discontinued operations	(3,206)	3,206	—
Net loss from discontinued operations	(5,230)	5,230	—
Net income	23,722	—	23,722
Preferred stock dividends	3,615	—	3,615
Net income available to common shareholders	$20,107	$—	$20,107

	Six Months Ended June 30, 2017
(amounts in thousands)	As Previously Reported	Effect of Reclassification From Held For Sale to Held and Used	After Reclassification
Interest income	$176,946	$—	$176,946
Interest expense	45,906	16	45,922
Net interest income	131,040	(16)	131,024
Provision for loan losses	3,585	—	3,585
Non-interest income	12,398	28,746	41,144
Non-interest expense	60,714	39,064	99,778
Income from continuing operations before income taxes	79,139	(10,334)	68,805
Provision for income taxes	23,263	(3,927)	19,336
Net income from continuing operations	55,876	(6,407)	49,469
Loss from discontinued operations before income taxes	(10,334)	10,334	—
Income tax benefit from discontinued operations	(3,927)	3,927	—
Net loss from discontinued operations	(6,407)	6,407	—
Net income	49,469	—	49,469
Preferred stock dividends	7,229	—	7,229
Net income available to common shareholders	$42,240	$—	$42,240

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2017 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2017 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (the "2017 Form 10-K"). That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable; Purchased Loans; Allowance for Loan Losses; Goodwill and Other Intangible Assets; Investments in FHLB, Federal Reserve Bank, and Other Restricted Stock; Other Real Estate Owned; Bank-Owned Life Insurance; Bank Premises and Equipment; Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Business Segments; Derivative Instruments and Hedging; Comprehensive Income (Loss); Earnings per Share; and Loss Contingencies. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.
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

Recently Issued Accounting Standards
Accounting Standards Adopted in 2018

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10)
•  Clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with ASC 820, Fair Value Measurement.
•  Provides clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date.
•  Effective July 1, 2018 on a prospective basis with early adoption permitted.

•  Customers adopted on July 1, 2018 on a prospective basis.
•  The adoption did not have a significant impact as Customers currently does not have any significant equity securities without readily determinable fair values.

Issued February 2018
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income/(Loss) ("AOCI")
•  Allows for reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cut and Jobs Act.
•  Requires an entity to disclose whether it has elected to reclassify stranded tax effects from AOCI to retained earnings and its policy for releasing income tax effects from AOCI.
•  Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.

•  Customers early adopted on January 1, 2018.
•  The adoption resulted in the reclassification of $0.3 million in stranded tax effects in Customers' AOCI related to net unrealized losses on its available-for-sale debt securities and cash flow hedges.
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

•  Customers early adopted on January 1, 2018.
•  With the early adoption, Customers is able to pursue additional hedging strategies including the ability to apply fair value hedge accounting to a specified pool of assets by excluding the portion of the hedged items related to prepayments, defaults and other events.
•  These additional hedging strategies will allow Customers to better align the accounting and financial reporting of its hedging activities with the economic objectives thereby reducing the earnings volatility resulting from these hedging activities.
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
Issued February 2017

Accounting Standards Adopted in 2018 (continued)

Standard	Summary of guidance	Effects on Financial Statements
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
Issued March 2016

Accounting Standards Adopted in 2018 (continued)

Standard	Summary of guidance	Effects on Financial Statements
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
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
•  Expands the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services.
•  Applies to all share-based payment transactions in which a grantor acquires goods or services from non-employees to be used or consumed in a grantor's own operations by issuing share-based payment awards.
• With the amended guidance from ASU 2018-07, non-employees share-based payments are measured with an estimate of the fair value of the equity the business is obligated to issue at the grant date (the date that the business and the stock award recipient agree to the terms of the award).
•   Compensation would be recognized in the same period and in the same manner as if the entity had paid cash for goods or services instead of stock.
•   Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

•  Customers currently does not grant share-based payment awards to non-employees and, accordingly, does not expect the adoption of this ASU to have a significant impact on its financial condition, results of operations and consolidated financial statements; however, Customers will continue to evaluate the potential impact of this ASU through the adoption date.

Issued June 2018
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

•  Customers is currently evaluating the impact of this ASU, continuing its implementation efforts across the company and reviewing the loss modeling requirements consistent with lifetime expected loss estimates.
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
• In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date.

•  Customers is currently evaluating the impact of this ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.
• Customers expects to apply the new transition option under ASU 2018-11.
•  Customers does not intend to early adopt this ASU.

Issued February 2016

NOTE 4 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$20,048	$20,107	$40,575	$42,240

Weighted-average number of common shares outstanding - basic	31,564,893	30,641,554	31,495,082	30,524,955
Share-based compensation plans	807,258	1,910,634	823,245	2,129,773
Warrants	8,511	17,464	8,566	27,318
Weighted-average number of common shares - diluted	32,380,662	32,569,652	32,326,893	32,682,046

Basic earnings per common share	$0.64	$0.66	$1.29	$1.38
Diluted earnings per common share	$0.62	$0.62	$1.26	$1.29

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive securities:
Share-based compensation awards	1,069,225	288,325	1,069,225	282,725
Warrants	—	52,242	—	52,242
Total anti-dilutive securities	1,069,225	340,567	1,069,225	334,967

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2018 and 2017. All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

	Three Months Ended June 30, 2018
	Available-for-sale debt securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - March 31, 2018	$(26,691)	$—	$(26,691)	$503	$(26,188)
Other comprehensive income (loss) before reclassifications	(9,020)	—	(9,020)	1,403	(7,617)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	(192)	(192)
Net current-period other comprehensive income (loss)	(9,020)	—	(9,020)	1,211	(7,809)
Balance - June 30, 2018	$(35,711)	$—	$(35,711)	$1,714	$(33,997)

	Six Months Ended June 30, 2018
	Available-for-sale securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (2)	(256)	—	(256)	(42)	(298)
Reclassification of net unrealized gains on equity securities (2)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassification adjustments on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Other comprehensive income (loss) before reclassifications	(34,253)	—	(34,253)	2,049	(32,204)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	(95)	(95)
Net current-period other comprehensive income (loss)	(34,253)	—	(34,253)	1,954	(32,299)
Balance - June 30, 2018	$(35,711)	$—	$(35,711)	$1,714	$(33,997)

(1) Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.
(2) Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in accumulated other comprehensive income of $1.3 million and a corresponding increase in retained earnings for the same amount. See NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information.

	Three Months Ended June 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - March 31, 2017	$(3,366)	$(1,506)	$(4,872)
Other comprehensive income (loss) before reclassifications	12,130	(420)	11,710
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	(1,942)	468	(1,474)
Net current-period other comprehensive income	10,188	48	10,236
Balance - June 30, 2017	$6,822	$(1,458)	$5,364

	Six Months Ended June 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2016	$(2,681)	$(2,211)	$(4,892)
Other comprehensive income (loss) before reclassifications	11,445	(219)	11,226
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	(1,942)	972	(970)
Net current-period other comprehensive income	9,503	753	10,256
Balance - June 30, 2017	$6,822	$(1,458)	$5,364

(1) Reclassification amounts for available-for-sale debt securities are reported as gain on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 6 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of June 30, 2018 and December 31, 2017 are summarized in the tables below:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available-for-Sale Debt Securities:
Agency-guaranteed residential mortgage-backed securities	$490,425	$—	$(13,862)	$476,563
Agency-guaranteed commercial real estate mortgage-backed securities	334,232	—	(13,859)	320,373
Corporate notes	381,545	798	(21,335)	361,008
Available-for-Sale Debt Securities	$1,206,202	$798	$(49,056)	1,157,944
Equity Securities (1)				3,056
Total Investment Securities, at Fair Value				$1,161,000
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

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available-for-Sale Securities:
Agency-guaranteed residential mortgage-backed securities	$186,221	$36	$(2,799)	$183,458
Agency-guaranteed commercial real estate mortgage-backed securities	238,809	432	(769)	238,472
Corporate notes (1)	44,959	1,130	—	46,089
Equity securities (2)	2,311	1,041	—	3,352
Total Available-for-Sale Securities, at Fair Value	$472,300	$2,639	$(3,568)	$471,371

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.
The following table presents proceeds from the sale of investment securities and gross gains and gross losses realized on those sales for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$—	$115,982	$—	$115,982
Gross gains	$—	$3,183	$—	$3,183
Gross losses	—	—	—	—
Net gains (losses)	$—	$3,183	$—	$3,183
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

The following table shows debt investment securities by stated maturity.  Investment securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2018
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	179,413	171,214
Due after ten years	202,132	189,794
Agency-guaranteed residential mortgage-backed securities	490,425	476,563
Agency-guaranteed commercial real estate mortgage-backed securities	334,232	320,373
Total debt securities	$1,206,202	$1,157,944

Gross unrealized losses and fair value of Customers' available for sale debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available-for-Sale Debt Securities:
Agency-guaranteed residential mortgage-backed securities	$416,002	$(10,256)	$60,561	$(3,606)	$476,563	$(13,862)
Agency-guaranteed commercial real estate mortgage-backed securities	314,525	(13,532)	5,848	(327)	320,373	(13,859)
Corporate notes	315,249	(21,335)	—	—	315,249	(21,335)
Total	$1,045,776	$(45,123)	$66,409	$(3,933)	$1,112,185	$(49,056)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available-for-Sale Debt Securities:
Agency-guaranteed residential mortgage-backed securities	$104,861	$(656)	$66,579	$(2,143)	$171,440	$(2,799)
Agency-guaranteed commercial real estate mortgage-backed securities	115,970	(740)	6,151	(29)	122,121	(769)
Total	$220,831	$(1,396)	$72,730	$(2,172)	$293,561	$(3,568)

At June 30, 2018, there were sixty-four available-for-sale debt investment securities in the less-than-twelve-month category and sixteen available-for-sale debt investment securities in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were due to an upward shift in interest rates that resulted in a negative impact on the respective notes pricing. All amounts related to the mortgage-backed securities and the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.

During the three and six month period ended June 30, 2017, Customers recorded other-than-temporary impairment losses of $2.9 million and $4.6 million, respectively, related to its equity holdings in Religare Enterprises Ltd. ("Religare") for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through June 30, 2017 because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes as Customers currently does not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.
As described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption were recorded directly in earnings, which resulted in an unrealized loss of $0.3 million being recognized in other non-interest income in the accompanying consolidated statements of income for the three and six months ended June 30, 2018, respectively.
At June 30, 2018 and December 31, 2017, Customers Bank had pledged investment securities aggregating $685.0 million and $16.9 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,930,738	$1,793,408
Multi-family loans at lower of cost or fair value	—	144,191
Total commercial loans held for sale	1,930,738	1,937,599
Consumer loans:
Residential mortgage loans, at fair value	1,043	1,886
Loans held for sale	$1,931,781	$1,939,485

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

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
(amounts in thousands)
Commercial:
Multi-family	$3,542,770	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,811,751	1,633,818
Commercial real estate non-owner occupied	1,155,998	1,218,719
Construction	88,141	85,393
Total commercial loans	6,598,660	6,440,311
Consumer:
Residential real estate	493,222	234,090
Manufactured housing	85,328	90,227
Other	3,874	3,547
Total consumer loans	582,424	327,864
Total loans receivable	7,181,084	6,768,175
Deferred costs and unamortized premiums, net	642	83
Allowance for loan losses	(38,288)	(38,015)
Loans receivable, net of allowance for loan losses	$7,143,438	$6,730,243

The following tables summarize loans receivable by loan type and performance status as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$1,343	$3,539,640	$1,787	$3,542,770
Commercial and industrial	1,087	—	1,087	13,683	1,251,148	602	1,266,520
Commercial real estate - owner occupied	—	—	—	718	534,923	9,590	545,231
Commercial real estate - non-owner occupied	—	—	—	2,536	1,148,581	4,881	1,155,998
Construction	—	—	—	—	88,141	—	88,141
Residential real estate	2,174	—	2,174	5,606	480,381	5,061	493,222
Manufactured housing (5)	2,977	2,661	5,638	2,015	75,250	2,425	85,328
Other consumer	56	—	56	94	3,496	228	3,874
Total	$6,294	$2,661	$8,955	$25,995	$7,121,560	$24,574	$7,181,084
	December 31, 2017
	30-89 Days Past Due (1)	90 Days Or More Past Due(1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$4,900	$—	$4,900	$—	$3,495,600	$1,881	$3,502,381
Commercial and industrial	103	—	103	17,392	1,130,831	764	1,149,090
Commercial real estate - owner occupied	202	—	202	1,453	472,501	10,572	484,728
Commercial real estate - non-owner occupied	93	—	93	160	1,213,216	5,250	1,218,719
Construction	—	—	—	—	85,393	—	85,393
Residential real estate	7,628	—	7,628	5,420	215,361	5,681	234,090
Manufactured housing (5)	4,028	2,743	6,771	1,959	78,946	2,551	90,227
Other consumer	116	—	116	31	3,184	216	3,547
Total	$17,070	$2,743	$19,813	$26,415	$6,695,032	$26,915	$6,768,175

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of June 30, 2018 and December 31, 2017, the Bank had $0.3 million, respectively, of residential real estate held in other real estate owned. As of June 30, 2018 and December 31, 2017, the Bank had initiated foreclosure proceedings on $2.2 million and $1.6 million, respectively, in loans secured by residential real estate.

Allowance for loan losses
The changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017, and the loans and allowance for loan losses by loan class based on impairment-evaluation method as of June 30, 2018 and December 31, 2017 are presented in the tables below.

Three Months Ended June 30, 2018	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2018	$12,545	$11,737	$3,525	$7,233	$921	$3,179	$176	$183	$39,499
Charge-offs	—	(174)	(483)	—	—	(42)	—	(462)	(1,161)
Recoveries	—	140	326	—	209	56	—	3	734
Provision for loan losses	(476)	555	(380)	(535)	(138)	(285)	(27)	502	(784)
Ending Balance, June 30, 2018	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288
Six Months Ended June 30, 2018
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(224)	(501)	—	—	(407)	—	(718)	(1,850)
Recoveries	—	175	326	—	220	63	—	6	790
Provision for loan losses	(99)	1,389	(69)	(739)	(207)	323	(31)	766	1,333
Ending Balance, June 30, 2018	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288

As of June 30, 2018
Loans:
Individually evaluated for impairment	$1,343	$13,750	$759	$2,536	$—	$8,775	$10,372	$94	$37,629
Collectively evaluated for impairment	3,539,640	1,252,168	534,882	1,148,581	88,141	479,386	72,531	3,552	7,118,881
Loans acquired with credit deterioration	1,787	602	9,590	4,881	—	5,061	2,425	228	24,574
	$3,542,770	$1,266,520	$545,231	$1,155,998	$88,141	$493,222	$85,328	$3,874	$7,181,084
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,062	$1	$—	$—	$313	$5	$—	$1,381
Collectively evaluated for impairment	12,069	10,749	2,987	4,334	992	2,106	81	154	33,472
Loans acquired with credit deterioration	—	447	—	2,364	—	489	63	72	3,435
	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288

Three Months Ended June 30, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2017	$12,283	$13,009	$2,394	$7,847	$885	$3,080	$284	$101	$39,883
Charge-offs	—	(1,849)	—	(4)	—	(69)	—	(226)	(2,148)
Recoveries	—	68	9	—	49	6	—	56	188
Provision for loan losses	(255)	357	573	(57)	(218)	(22)	(16)	173	535
Ending Balance, June 30, 2017	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458
Six Months Ended June 30, 2017
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(2,047)	—	(408)	—	(290)	—	(246)	(2,991)
Recoveries	—	283	9	—	130	27	—	100	549
Provision for loan losses	426	2,299	784	300	(254)	(84)	(18)	132	3,585
Ending Balance, June 30, 2017	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458
As of December 31, 2017
Loans:
Individually evaluated for impairment	$—	$17,461	$1,448	$160	$—	$9,247	$10,089	$30	$38,435
Collectively evaluated for impairment	3,500,500	1,130,865	472,708	1,213,309	85,393	219,162	77,587	3,301	6,702,825
Loans acquired with credit deterioration	1,881	764	10,572	5,250	—	5,681	2,551	216	26,915
	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
Allowance for loan losses:
Individually evaluated for impairment	$—	$650	$642	$—	$—	$155	$4	$—	$1,451
Collectively evaluated for impairment	12,168	9,804	2,580	4,630	979	2,177	82	117	32,537
Loans acquired with credit deterioration	—	464	10	2,807	—	597	94	55	4,027
	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Certain manufactured housing loans were purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At June 30, 2018 and December 31, 2017, funds available for reimbursement, if necessary, were $0.5 million and $0.6 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of June 30, 2018 and December 31, 2017 and the average recorded investment and interest income recognized for the three and six months ended June 30, 2018 and 2017. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance:
Multi-family	$1,343	$1,343	$—	$672	$8	$448	$8
Commercial and industrial	5,642	5,889	—	5,736	2	6,870	2
Commercial real estate owner occupied	718	1,201	—	664	—	713	—
Commercial real estate non-owner occupied	2,536	2,648	—	1,390	8	980	8
Other consumer	94	94	—	96	—	74	—
Residential real estate	4,301	4,546	—	3,959	2	3,849	2
Manufactured housing	10,144	10,144	—	10,015	146	9,963	277
With an allowance recorded:
Commercial and industrial	8,108	8,292	1,062	8,283	11	8,296	12
Commercial real estate owner occupied	41	41	1	455	1	517	2
Residential real estate	4,474	4,479	313	4,550	38	4,906	63
Manufactured housing	228	228	5	225	6	225	6
Total	$37,629	$38,905	$1,381	$36,045	$222	$36,841	$380

	December 31, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Recorded Investment Net of Charge offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance:
Commercial and industrial	$9,138	$9,287	$—	$6,678	$46	$5,251	$96
Commercial real estate owner occupied	806	806	—	1,739	—	1,563	3
Commercial real estate non-owner occupied	160	272	—	884	—	1,257	2
Other consumer	30	30	—	56	—	56	—
Residential real estate	3,628	3,801	—	2,660	—	4,001	1
Manufactured housing	9,865	9,865	—	10,074	152	9,937	293
With an allowance recorded:
Commercial and industrial	8,323	8,506	650	7,209	—	6,846	22
Commercial real estate - owner occupied	642	642	642	839	1	839	2
Commercial real estate non-owner occupied	—	—	—	114	—	126	—
Residential real estate	5,619	5,656	155	4,953	45	3,399	84
Manufactured housing	224	224	4	216	5	144	8
Total	$38,435	$39,089	$1,451	$35,422	$249	$33,419	$511

Troubled Debt Restructurings
At June 30, 2018 and December 31, 2017, there were $19.4 million and $20.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modification of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.
The following table presents total TDRs based on loan type and accrual status at June 30, 2018 and December 31, 2017. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	June 30, 2018			December 31, 2017
	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
(amounts in thousands)
Commercial and industrial	$67	$5,415	$5,482	$63	$5,939	$6,002
Commercial real estate owner occupied	41	—	41	—	—	—
Manufactured housing	8,357	1,875	10,232	8,130	1,766	9,896
Residential real estate	3,169	485	3,654	3,828	703	4,531
Other consumer	—	13	13	—	—	—
Total TDRs	$11,634	$7,788	$19,422	$12,021	$8,408	$20,429
The following table presents loans modified in a troubled debt restructuring by type of concession for the three and six months ended June 30, 2018 and 2017. There were no modifications that involved forgiveness of debt.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	1	$56	2	$5,855
Interest-rate reductions	15	607	9	320
Total	16	$663	11	$6,175

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	1	$56	3	$6,203
Interest-rate reductions	24	929	29	1,175
Total	25	$985	32	$7,378

The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	2	$5,855
Manufactured housing	14	450	9	320
Residential real estate	1	200	—	—
Other consumer	1	13	—	—
Total loans	16	$663	11	$6,175

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	3	$6,203
Manufactured housing	23	772	29	1,175
Residential real estate	1	200	—	—
Other consumer	1	13	—	—
Total loans	25	$985	32	$7,378

As of June 30, 2018 and December 31, 2017, except for one commercial and industrial loan with an outstanding commitment of $1.6 million and $2.1 million, respectively, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of June 30, 2018, there were no loans modified in a TDR within the past twelve months that defaulted on payments. As of June 30, 2017, six manufactured housing loans totaling $0.3 million, that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was no allowance recorded as a result of TDR modifications during the three and six months ended June 30, 2018. There was no allowance recorded as a result of TDR modifications during the three months ended June 30, 2017. For the six months ended June 30, 2017, there was one allowance recorded resulting from TDR modifications, totaling $1 thousand for one manufactured housing loan.

Purchased-Credit-Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018	2017
(amounts in thousands)
Accretable yield balance as of March 31,	$7,663	$9,376
Accretion to interest income	(516)	(465)
Reclassification from nonaccretable difference and disposals, net	256	95
Accretable yield balance as of June 30,	$7,403	$9,006

	Six Months Ended June 30,
	2018	2017
(amounts in thousands)
Accretable yield balance as of December 31,	$7,825	$10,202
Accretion to interest income	(854)	(958)
Reclassification from nonaccretable difference and disposals, net	432	(238)
Accretable yield balance as of June 30,	$7,403	$9,006
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
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective loan portfolios, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans.

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
“5” – Satisfactory
Loans rated 5 are extended to borrowers who are considered to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher grade loans. If adverse circumstances arise, the impact on the borrower may be significant.
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

The following tables present the credit ratings of loans receivable as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,485,669	$1,211,934	$529,898	$1,089,666	$88,141	$—	$—	$—	$6,405,308
Special Mention	31,001	16,979	8,152	60,943	—	—	—	—	117,075
Substandard	26,100	37,607	7,181	5,389	—	—	—	—	76,277
Performing (1)	—	—	—	—	—	485,442	77,675	3,724	566,841
Non-performing (2)	—	—	—	—	—	7,780	7,653	150	15,583
Total	$3,542,770	$1,266,520	$545,231	$1,155,998	$88,141	$493,222	$85,328	$3,874	$7,181,084

	December 31, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Pass/Satisfactory	$3,438,554	$1,118,889	$471,826	$1,185,933	$85,393	$—	$—	$—	$6,300,595
Special Mention	53,873	7,652	5,987	31,767	—	—	—	—	99,279
Substandard	9,954	22,549	6,915	1,019	—	—	—	—	40,437
Performing (1)	—	—	—	—	—	221,042	81,497	3,400	305,939
Non-performing (2)	—	—	—	—	—	13,048	8,730	147	21,925
Total	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
(1) Includes consumer and other installment loans not subject to risk ratings.
(2) Includes loans that are past due and still accruing interest and loans on nonaccrual status.

Loan Purchases and Sales

In second quarter 2018, Customers purchased $277.4 million of thirty-year fixed-rate residential mortgage loans from Third Federal Savings & Loan. The purchase price was 100.4% of loans outstanding. During second quarter 2018, Customers sold $11.7 million of SBA loans resulting in a gain on sale of $0.9 million. In second quarter 2017, Customers purchased an additional $90.0 million of thirty-year fixed-rate residential mortgage loans from Everbank. The purchase price was 101.0% of loans outstanding. In second quarter 2017, Customers sold $7.0 million of SBA loans resulting in a gain on sale of $0.6 million.

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

None of the purchases and sales during the three and six months ended June 30, 2018 and 2017 materially affected the credit profile of Customers’ loan portfolio.

Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") in the amount of $5.6 billion at June 30, 2018 and $5.5 billion at December 31, 2017.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2018 and December 31, 2017, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequacy Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$735,609	8.611%	$384,418	4.500%	N/A	N/A	$544,591	6.375%
Customers Bank	$1,054,613	12.351%	$384,232	4.500%	$555,002	6.500%	$544,329	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$953,025	11.156%	$512,557	6.000%	N/A	N/A	$672,731	7.875%
Customers Bank	$1,054,613	12.351%	$512,309	6.000%	$683,079	8.000%	$672,406	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,072,072	12.550%	$683,409	8.000%	N/A	N/A	$843,583	9.875%
Customers Bank	$1,202,070	14.078%	$683,079	8.000%	$853,849	10.000%	$843,176	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$953,025	8.866%	$429,963	4.000%	N/A	N/A	$429,963	4.000%
Customers Bank	$1,054,613	9.822%	$429,471	4.000%	$536,839	5.000%	$429,471	4.000%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2018 and December 31, 2017:

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
Loans held for sale - Consumer residential mortgage loans (fair value option):
The Bank generally estimates the fair values of residential mortgage loans held for sale based on commitments on hand from investors within the secondary market for loans with similar characteristics. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - Commercial mortgage warehouse loans (fair value option):
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

The estimated fair values of Customers' financial instruments at June 30, 2018 and December 31, 2017 were as follows.

			Fair Value Measurements at June 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$251,726	$251,726	$251,726	$—	$—
Debt securities, available for sale	1,157,944	1,157,944	—	1,157,944	—
Equity securities	3,056	3,056	3,056	—	—
Loans held for sale	1,931,781	1,931,781	—	1,931,781	—
Loans receivable, net of allowance for loan losses	7,143,438	7,127,315	—	—	7,127,315
FHLB, Federal Reserve Bank and other restricted stock	136,066	136,066	—	136,066	—
Derivatives	16,247	16,247	—	16,114	133
Liabilities:
Deposits	$7,295,954	$7,288,828	$5,223,793	$2,065,035	$—
Federal funds purchased	105,000	105,000	105,000	—	—
FHLB advances	2,389,797	2,389,785	1,504,797	884,988	—
Other borrowings	186,888	185,364	63,554	121,810	—
Subordinated debt	108,929	114,675	—	114,675	—
Derivatives	13,698	13,698	—	13,698	—

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale	1,939,485	1,939,659	—	1,795,294	144,365
Loans receivable, net of allowance for loan losses	6,730,243	6,676,763	—	—	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities:
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$476,563	$—	$476,563
Agency-guaranteed commercial mortgage-backed securities	—	320,373	—	320,373
Corporate notes	—	361,008	—	361,008
Equity securities	3,056	—	—	3,056
Derivatives	—	16,114	133	16,247
Loans held for sale – fair value option	—	1,931,781	—	1,931,781
Total assets - recurring fair value measurements	$3,056	$3,105,839	$133	$3,109,028
Liabilities
Derivatives	$—	$13,698	$—	$13,698
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,381	$—	$—	$11,929	$11,929
Other real estate owned	—	—	1,027	1,027
Total assets - nonrecurring fair value measurements	$—	$—	$12,956	$12,956

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$183,458	$—	$183,458
Agency-guaranteed commercial real estate mortgage-backed securities	—	238,472	—	238,472
Corporate notes	—	46,089	—	46,089
Equity securities	3,352	—	—	3,352
Derivatives	—	9,692	60	9,752
Loans held for sale – fair value option	—	1,795,294	—	1,795,294
Total assets - recurring fair value measurements	$3,352	$2,273,005	$60	$2,276,417
Liabilities
Derivatives	$—	$10,074	$—	$10,074
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,451	$—	$—	$13,902	$13,902
Other real estate owned	—	—	1,449	1,449
Total assets - nonrecurring fair value measurements	$—	$—	$15,351	$15,351

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2018 and 2017 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 11 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
	2018	2017
(amounts in thousands)
Balance at March 31	$83	$95
Issuances	133	102
Settlements	(83)	(95)
Balance at June 30	$133	$102

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
	2018	2017
(amounts in thousands)
Balance at December 31	$60	$45
Issuances	216	197
Settlements	(143)	(140)
Balance at June 30	$133	$102

Customers' policy is to recognize transfers between fair value levels when events or circumstances warrant transfers. There were no transfers between levels during the three and six months ended June 30, 2018 and 2017.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2018 and December 31, 2017 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$11,929	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	1,027	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	133	Adjusted market bid	Pull-through rate	90%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)
(amounts in thousands)
Impaired loans	$13,902	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Other real estate owned	1,449	Collateral appraisal (1)	Liquidation expenses (2)	(8)%
Residential mortgage loan commitments	60	Adjusted market bid	Pull-through rate	90%

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Fair value is adjusted for estimated costs to sell based on a percentage of the value as determined by the appraisal.

(3)	Presented as a percentage of the value determined by appraisal for impaired loans and other real estate owned.

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
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At June 30, 2018, Customers had thirteen outstanding interest rate derivatives with notional amounts totaling $1.4 billion that were designated as cash flow hedges of interest rate risk. At December 31, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest rate risk. The outstanding cash flow hedges at June 30, 2018 expire between July 2018 and June 2023.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At June 30, 2018, Customers had 82 interest rate swaps with an aggregate notional amount of $779.0 million related to this program. At December 31, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $800.5 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2018 and December 31, 2017, Customers had an outstanding notional balance of residential mortgage loan commitments of $6.0 million and $2.7 million, respectively.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2018 and December 31, 2017, Customers had outstanding notional balances of credit derivatives of $92.6 million and $80.5 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$2,732	Other liabilities	$416
Total		$2,732		$416
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$13,334	Other liabilities	$13,148
Credit contracts	Other assets	48	Other liabilities	134
Residential mortgage loan commitments	Other assets	133	Other liabilities	—
Total		$13,515		$13,282

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$816	Other liabilities	$1,140
Total		$816		$1,140
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$8,776	Other liabilities	$8,897
Credit contracts	Other assets	100	Other liabilities	37
Residential mortgage loan commitments	Other assets	60	Other liabilities	—
Total		$8,936		$8,934

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(51)
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage banking income	50
Total		$(16)

	Three Months Ended June 30, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(145)
Credit contracts	Other non-interest income	1
Residential mortgage loan commitments	Mortgage banking income	7
Total		$(137)

	Six Months Ended June 30, 2018
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$334
Credit contracts	Other non-interest income	(38)
Residential mortgage loan commitments	Mortgage banking income	73
Total		$369

	Six Months Ended June 30, 2017
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$338
Credit contracts	Other non-interest income	1
Residential mortgage loan commitments	Mortgage banking income	57
Total		$396

	Three Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,403	Interest expense	$259

	Three Months Ended June 30, 2017
	Amount of Loss Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(420)	Interest expense	$(767)

	Six Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$2,049	Interest expense	$128

	Six Months Ended June 30, 2017
	Amount of Loss Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(219)	Interest expense	$(1,594)

(1) Amounts presented are net of taxes. See NOTE 5 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2018, all derivatives with major derivative dealer counterparties were in a net asset position.
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
Offsetting of Financial Assets and Derivative Assets
At June 30, 2018

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$14,921	$—	$14,921	$—	$11,170	$3,751

Offsetting of Financial Liabilities and Derivative Liabilities
At June 30, 2018

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$1,639	$—	$1,639	$—	$2	$1,637
Offsetting of Financial Assets and Derivative Assets
At December 31, 2017

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,930	$—	$5,930	$—	$5,070	$860
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2017

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,058	$—	$5,058	$—	$4,872	$186

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
The Community Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington D.C., and Illinois through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, and commercial mortgage companies. Revenues are generated primarily through net interest income (the difference between interest earned on loans, investments, and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and bank owned life insurance.
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
The following tables present the operating results for Customers' reportable business segments for the three and six month periods ended June 30, 2018 and 2017. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs are assigned to the Community Business Banking segment as those expenses are expected to continue following the planned spin-off of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 24.57% for 2018 and 38.00% for 2017, respectively.

	Three Months Ended June 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$104,110	$3,529	$107,639
Interest expense	40,182	135	40,317
Net interest income	63,928	3,394	67,322
Provision for loan losses	(1,247)	463	(784)
Non-interest income	7,465	8,662	16,127
Non-interest expense	37,721	16,029	53,750
Income (loss) before income tax expense (benefit)	34,919	(4,436)	30,483
Income tax expense (benefit)	7,910	(1,090)	6,820
Net income (loss)	27,009	(3,346)	23,663
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$23,394	$(3,346)	$20,048

	Three Months Ended June 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$91,107	$2,745	$93,852
Interest expense	25,228	18	25,246
Net interest income	65,879	2,727	68,606
Provision for loan losses	535	—	535
Non-interest income	6,971	11,420	18,391
Non-interest expense	30,567	19,846	50,413
Income (loss) before income tax expense (benefit)	41,748	(5,699)	36,049
Income tax expense (benefit)	14,493	(2,166)	12,327
Net income (loss)	27,255	(3,533)	23,722
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$23,640	$(3,533)	$20,107

(1) - Amounts reported include funds transfer pricing of $3.5 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Six Months Ended June 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$196,664	$7,940	$204,604
Interest expense	72,100	151	72,251
Net interest income	124,564	7,789	132,353
Provision for loan losses	627	706	1,333
Non-interest income	15,904	21,133	37,037
Non-interest expense	72,052	33,979	106,031
Income (loss) before income tax expense (benefit)	67,789	(5,763)	62,026
Income tax expense (benefit)	15,638	(1,416)	14,222
Net income (loss)	52,151	(4,347)	47,804
Preferred stock dividends	7,229	—	7,229
Net income (loss) available to common shareholders	$44,922	$(4,347)	$40,575

As of June 30, 2018
Goodwill and other intangibles	$3,629	$13,521	$17,150
Total assets	$11,017,272	$75,574	$11,092,846
Total deposits	$6,876,688	$419,266	$7,295,954
Total non-deposit liabilities	$2,843,360	$17,305	$2,860,665

	Six Months Ended June 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$169,938	$7,008	$176,946
Interest expense	45,883	39	45,922
Net interest income	124,055	6,969	131,024
Provision for loan losses	3,585	—	3,585
Non-interest income	12,398	28,746	41,144
Non-interest expense	60,714	39,064	99,778
Income (loss) before income tax expense (benefit)	72,154	(3,349)	68,805
Income tax expense (benefit)	20,609	(1,273)	19,336
Net income (loss)	51,545	(2,076)	49,469
Preferred stock dividends	7,229	—	7,229
Net income (loss) available to common shareholders	$44,316	$(2,076)	$42,240

As of June 30, 2017
Goodwill and other intangibles	$3,633	$13,982	$17,615
Total assets	$10,815,752	$67,796	$10,883,548
Total deposits	$7,021,922	$453,441	$7,475,363
Total non-deposit liabilities	$2,481,618	$16,278	$2,497,896

(1) - Amounts reported include funds transfer pricing of $7.9 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

NOTE 13 - NON-INTEREST REVENUES

As provided in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, Customers' adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018 did not have a significant impact to Customers' consolidated financial statements and, as such, a cumulative effect adjustment to beginning retained earnings was not necessary. Customers determined that its debit and prepaid card interchange income, previously reported on a gross basis for periods prior to adoption will need to be presented on a net basis under this ASU. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under ASC 605. Debit and prepaid card interchange expense for the three months ended June 30, 2018 and 2017 amounted to $1.2 million and $1.3 million, respectively. Debit and prepaid card interchange expense for the six months ended June 30, 2018 and 2017 amounted to $2.7 million and $3.2 million, respectively.

In addition, as part of the enhanced disclosure requirements under the new guidance, Customers is presenting disaggregated revenue by business segment, nature of the revenue stream, and the pattern or timing of revenue recognition. The accounting treatment for interest-related revenues is covered under ASC-310 and is out of the scope of ASU 2014-09.

The following tables present Customers' non-interest revenues affected by ASU 2014-09 by business segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$183	$6,199	$6,382
Deposit Fees	294	1,338	1,632
University Fees - Card and Disbursement Fees	—	185	185
Total revenue recognized at point in time	477	7,722	8,199
Revenue recognized over time:
University Fees - Subscription Revenue	—	907	907
Total revenue recognized over time	—	907	907

Total revenue from contracts with customers	$477	$8,629	$9,106

	Three Months Ended June 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$126	$8,522	$8,648
Deposit Fees	258	1,875	2,133
University Fees - Card and Disbursement Fees	—	206	206
Total revenue recognized at point in time	384	10,603	10,987
Revenue recognized over time:
University Fees - Subscription Revenue	—	784	784
Total revenue recognized over time	—	784	784
Total revenue from contracts with customers	$384	$11,387	$11,771

	Six Months Ended June 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$406	$15,637	$16,043
Deposit Fees	580	3,144	3,724
University Fees - Card and Disbursement Fees	—	512	512
Total revenue recognized at point in time	986	19,293	20,279
Revenue recognized over time:
University Fees - Subscription Revenue	—	1,777	1,777
Total revenue recognized over time	—	1,777	1,777

Total revenue from contracts with customers	$986	$21,070	$22,056

	Six Months Ended June 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$328	$21,830	$22,158
Deposit Fees	582	4,678	5,260
University Fees - Card and Disbursement Fees	—	595	595
Total revenue recognized at point in time	910	27,103	28,013
Revenue recognized over time:
University Fees - Subscription Revenue	—	1,579	1,579
Total revenue recognized over time	—	1,579	1,579
Total revenue from contracts with customers	$910	$28,682	$29,592

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

The revenues recognized at a point in time primarily consist of contracts with no specified terms, but which may be terminated at any time by the customer without penalty. Due to the transactional nature and indefinite term of these agreements, there were no related contract balances that were recorded for these revenue streams on Customers' consolidated balance sheets as of June 30, 2018 and December 31, 2017.

University Fees

University fees represent revenues from higher education institutions and is generated from fees charged for the services provided. For higher education institution clients, Customers through BankMobile facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, higher education institution clients are charged an annual subscription fee and/or per-transaction fee (e.g., new card or card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed. BankMobile also enters into long-term (generally three- or five-year initial term) contracts with higher education institutions to provide these refund management disbursement services. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. The deferred revenues are earned over the service period on a straight line basis. As of June 30, 2018 and December 31, 2017, Customers recorded deferred revenue of $3.1 million and $2.0 million, respectively, related to these university subscription contracts. At June 30, 2018 and December 31, 2017, Customers had accounts receivable of $2.5 million and $1.1 million, respectively, related to the university fee arrangements.

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2018.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2017 Form 10-K.

Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2017 Form 10-K and updated in this Form 10-Q for the quarterly period ended June 30, 2018 in “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
Second Quarter Events of Note
Customers reported net income available to common shareholders of $20.0 million, or $0.62 per diluted share, for second quarter 2018. Customers' net income to common shareholders was $40.6 million, or $1.26 per diluted share, for the six months ended June 30, 2018. Total assets were $11.1 billion at June 30, 2018, an increase of $1.3 billion from December 31, 2017, including $405.8 million of total loan growth and $689.6 million of investment securities growth. Customers expects a more moderate pace of growth through the rest of the year with an emphasis on shifting from lower yielding to higher yielding assets, and the development of sustainable deposits to replace short-term borrowings and fund future growth.
Asset quality remained exceptional with non-performing loans of $26.0 million, or 0.29% of total loans, and total non-performing assets (non-performing loans and other real estate owned) only 0.25% of total assets at June 30, 2018, reflecting Customers' conservative lending practices and continued focus on credit risk management. Customers' level of non-performing loans to total loans at June 30, 2018 remained well below industry average non-performing loans to total loans of 1.26% and Customers' peer group non-performing loans to total loans of 0.82%. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at June 30, 2018. Customers Bancorp's Tier 1 leverage ratio was 8.87%, and its total risk-based capital ratio was 12.55%, at June 30, 2018.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income available to common shareholders decreased $0.1 million, or 0.3%, to $20.0 million for the three months ended June 30, 2018 when compared to net income available to common shareholders of $20.1 million for the three months ended June 30, 2017. The decreased net income available to common shareholders primarily resulted from an increase in non-interest expense of $3.3 million, or 6.6%, a decrease in non-interest income of $2.3 million, or 12.3%, and a decrease in net interest income of $1.3 million, or 1.9%, offset in part by a decrease in income tax expense of $5.5 million and a decrease in the provision for loan losses of $1.3 million.
Net interest income of $67.3 million decreased $1.3 million, or 1.9%, for the three months ended June 30, 2018 when compared to net interest income of $68.6 million for the three months ended June 30, 2017. This decrease resulted primarily from an increase in the cost of funds, primarily in money market deposit accounts, certificates of deposit, and short term borrowings, driving a 16 basis point decline in net interest margin (tax-equivalent) to 2.62% for second quarter 2018 from 2.78% for second quarter 2017. The 58 basis point higher cost of funds was offset in part by an increase in the average balance of interest-earning assets of $0.4 billion over the prior year period and a 37 basis point increase in the yield on loans.
The provision for loan losses decreased $1.3 million for the three months ended June 30, 2018 when compared to the provision for loan losses of $0.5 million for the three months ended June 30, 2017. The second quarter 2018 provision for loan losses included a release of $0.8 million that resulted from continued strong asset quality and lower incurred losses than previously estimated and a release of $0.3 million for impaired loans, offset in part by $0.3 million of provision for loan growth.

Non-interest income of $16.1 million decreased $2.3 million, or 12.3%, for the three months ended June 30, 2018 when compared to non-interest income of $18.4 million for the three months ended June 30, 2017. Included within non-interest income for the three months ended June 30, 2018 was $1.2 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $7.6 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication and bank operations expense. For the three months ended June 30, 2017, debit and prepaid card interchange expense was $1.3 million. If the three months ended June 30, 2017 was presented on a consistent basis with the three months ended June 30, 2018, the reported amount of non-interest income of $18.4 million would have been $17.1 million and the gross interchange and card revenue of $8.6 million would have been presented net of the debit and prepaid card interchange expense of $1.3 million, or $7.4 million. When presented on a consistent basis, the $1.0 million decline in interchange and card revenue was largely the result of lower activity volumes in the BankMobile business segment. Other decreases in total non-interest income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 included decreases in mortgage warehouse transactional fees and deposit fees of $0.6 million and $0.5 million, respectively, primarily resulting from reduced transaction volumes. For the three months ended June 30, 2017, Customers also realized $3.2 million of gains from the sale of investment securities. The decreases in non-interest income for the three months ended June 30, 2018 were partially offset by an increase in other non-interest income of $1.5 million, primarily from increased income on commercial operating leases of $1.1 million, and a decline in other-than temporary impairment losses from the $2.9 million recognized in second quarter 2017.
Non-interest expense of $53.8 million increased $3.3 million, or 6.6%, for the three months ended June 30, 2018 when compared to non-interest expense of $50.4 million for the three months ended June 30, 2017. This increase resulted from increases in salaries and employee benefits of $4.1 million as Customers continues to hire new team members in the markets that it serves. Total non-interest expense for the three months ended June 30, 2018 excludes $1.2 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the three months ended June 30, 2017 was presented on a consistent basis with the three months ended June 30, 2018, the reported amount of non-interest expense of $50.4 million would have been $49.1 million and technology, communication, and bank operations expense of $8.9 million would have been $7.6 million. When presented on a consistent basis, technology, communication and bank operations expense increased $3.7 million, or 48.7%, to $11.3 million for the three months ended June 30, 2018 from $7.6 million for the three months ended June 30, 2017 given the continued investment in the BankMobile segment infrastructure and Customers' recent system conversion. These increases in non-interest expense were partially offset by a decrease in professional services of $2.4 million, primarily attributable to reductions in consulting, legal and other professional services as management continues its efforts to monitor and control expenses.
Income tax expense of $6.8 million decreased $5.5 million, or 44.7%, for the three months ended June 30, 2018 when compared to income tax expense of $12.3 million for the three months ended June 30, 2017. The decrease in income tax expense was driven primarily by a lower federal income tax rate from the adoption of the Tax Cut and Jobs Act of 2017, as well as by a decrease in pre-tax income of $5.6 million in second quarter 2018 compared to second quarter 2017. Customers' effective tax rate decreased to 22.37% for the three months ended June 30, 2018, compared to 34.20% for the same period in 2017.
Preferred stock dividends were $3.6 million for the three months ended June 30, 2018 and 2017, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related interest spread and net interest margin for the periods indicated.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(dollars in thousands)
Assets
Interest-earning deposits	$188,880	$839	1.78%	$203,460	$549	1.08%
Investment securities (1)	1,213,989	9,765	3.22%	1,066,277	7,823	2.94%
Loans:
Commercial loans to mortgage companies	1,760,519	21,626	4.93%	1,762,469	18,198	4.14%
Multi-family loans	3,561,679	34,646	3.90%	3,508,619	32,762	3.75%
Commercial and industrial loans (2)	1,713,150	20,303	4.75%	1,405,150	14,746	4.21%
Non-owner occupied commercial real estate	1,269,373	12,830	4.05%	1,299,809	12,964	4.00%
All other loans	482,098	5,835	4.85%	542,093	5,890	4.36%
Total loans (3)	8,786,819	95,240	4.35%	8,518,140	84,560	3.98%
Other interest-earning assets	139,842	1,795	5.15%	105,908	920	3.48%
Total interest-earning assets	10,329,530	107,639	4.18%	9,893,785	93,852	3.80%
Non-interest-earning assets	391,660			371,548
Total assets	$10,721,190			$10,265,333
Liabilities
Interest checking accounts	$554,441	2,183	1.58%	$346,940	634	0.73%
Money market deposit accounts	3,310,979	13,444	1.63%	3,456,638	8,369	0.97%
Other savings accounts	36,784	25	0.27%	41,491	30	0.29%
Certificates of deposit	1,960,007	8,530	1.75%	2,413,241	7,195	1.20%
Total interest-bearing deposits	5,862,211	24,182	1.65%	6,258,310	16,228	1.04%
Borrowings	2,736,644	16,135	2.36%	1,951,282	9,018	1.85%
Total interest-bearing liabilities	8,598,855	40,317	1.88%	8,209,592	25,246	1.23%
Non-interest-bearing deposits	1,109,527			1,082,799
Total deposits and borrowings	9,708,382		1.67%	9,292,391		1.09%
Other non-interest-bearing liabilities	84,788			74,429
Total liabilities	9,793,170			9,366,820
Shareholders’ Equity	928,020			898,513
Total liabilities and shareholders’ equity	$10,721,190			$10,265,333
Net interest income		67,322			68,606
Tax-equivalent adjustment (4)		171			104
Net interest earnings		$67,493			$68,710
Interest spread			2.51%			2.71%
Net interest margin			2.61%			2.78%
Net interest margin tax equivalent (4)			2.62%			2.78%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for other-than-temporary impairment and amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(4)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended June 30, 2018 and 35% for the three months ended June 30, 2017, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	Three Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$332	$(42)	$290
Investment securities	797	1,145	1,942
Loans:
Commercial loans to mortgage companies	3,448	(20)	3,428
Multi-family loans	1,383	501	1,884
Commercial and industrial loans, including owner occupied commercial real estate	2,062	3,495	5,557
Non-owner occupied commercial real estate	172	(306)	(134)
All other loans	634	(689)	(55)
Total loans	7,699	2,981	10,680
Other interest-earning assets	524	351	875
Total interest income	9,352	4,435	13,787
Interest expense
Interest checking accounts	1,021	528	1,549
Money market deposit accounts	5,442	(367)	5,075
Other savings accounts	(2)	(3)	(5)
Certificates of deposit	2,867	(1,532)	1,335
Total interest-bearing deposits	9,328	(1,374)	7,954
Borrowings	2,894	4,223	7,117
Total interest expense	12,222	2,849	15,071
Net interest income	$(2,870)	$1,586	$(1,284)

Net interest income for the three months ended June 30, 2018 was $67.3 million, a decrease of $1.3 million, or 1.9%, from net interest income of $68.6 million for the three months ended June 30, 2017, as net interest margin (tax equivalent) narrowed by 16 basis points to 2.62% for second quarter 2018 compared to 2.78% for second quarter 2017. The net interest margin (tax equivalent) compression largely resulted from a 61 basis point increase in the cost of interest-bearing deposits, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers, and a 51 basis point increase in borrowing costs, reflecting higher short-term funding rates and a full-quarter effect of the $100 million 3.95% senior debt securities issued on June 30, 2017. The higher cost of funds was offset in part by a 38 basis point increase in the yield on interest-earning assets, primarily resulting from increased yields on commercial loans to mortgage companies, multi-family loans, and commercial and industrial loans, reflecting higher short-term interest rates and increased prepayment fees of $1.0 million in second quarter 2018 compared to second quarter 2017.
Interest expense on borrowings increased $7.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily driven by higher average balances of borrowings, which increased $0.8 billion for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of increases in the average balances of FHLB advances and senior note borrowings to fund the growth in interest-earning assets.

PROVISION FOR LOAN LOSSES
The provision for loan losses decreased by $1.3 million to a benefit of $0.8 million for the three months ended June 30, 2018, compared to expense of $0.5 million for the same period in 2017. The provision for loan losses in second quarter 2018 included a release of $0.8 million that resulted from improved asset quality and lower incurred losses than previously estimated and a release of $0.3 million for impaired loans, offset in part by $0.3 million of provision for loan growth. The provision for loan losses in second quarter 2017 included a release of $0.5 million from improved asset quality and lower incurred losses than previously estimated, offset by $0.6 million of provision for impaired loans, and $0.4 million of provision for loan growth.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME

The table below presents the components of non-interest income for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
(amounts in thousands)
Interchange and card revenue	$6,382	$8,648
Mortgage warehouse transactional fees	1,967	2,523
Bank-owned life insurance	1,869	2,258
Deposit fees	1,632	2,133
Gain on sale of SBA and other loans	947	573
Mortgage banking income	205	291
Gain on sale of investment securities	—	3,183
Impairment loss on investment securities	—	(2,882)
Other	3,125	1,664
Total non-interest income	$16,127	$18,391
Non-interest income of $16.1 million decreased $2.3 million, or 12.3%, for the three months ended June 30, 2018 when compared to non-interest income of $18.4 million for the three months ended June 30, 2017. Included within non-interest income for the three months ended June 30, 2018 was $1.2 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $7.6 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication and bank operations expense. For the three months ended June 30, 2017, debit and prepaid card interchange expense was $1.3 million. If the three months ended June 30, 2017 was presented on a consistent basis with the three months ended June 30, 2018, the reported amount of non-interest income of $18.4 million would have been $17.1 million and the gross interchange and card revenue of $8.6 million would have been presented net of the debit and prepaid card interchange expense of $1.3 million, or $7.4 million. When presented on a consistent basis, the $1.0 million decline in interchange and card revenue was largely the result of lower activity volumes in the BankMobile business segment. Other decreases in total non-interest income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 included decreases in mortgage warehouse transactional fees and deposit fees of $0.6 million and $0.5 million, or 22.0% and 23.5%, respectively, primarily resulting from reduced transaction volumes. BankMobile continues to focus on implementing its "Customers for Life" model and decrease its reliance on Disbursement related deposits. For the three months ended June 30, 2017, Customers also realized $3.2 million of gains from the sale of investment securities. The decreases in non-interest income for the three months ended June 30, 2018 were partially offset by an increase in other non-interest income of $1.5 million, primarily from increased income on commercial operating leases of $1.1 million, and a decline in other-than temporary impairment losses from the $2.9 million recognized in second quarter 2017.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
(amounts in thousands)
Salaries and employee benefits	$27,748	$23,651
Technology, communication and bank operations	11,322	8,910
Professional services	3,811	6,227
Occupancy	3,141	2,657
FDIC assessments, non-income taxes, and regulatory fees	2,135	2,416
Provision for operating losses	1,233	1,746
Merger and acquisition related expenses	869	—
Loan workout	648	408
Advertising and promotion	319	378
Other real estate owned expenses	58	160
Other	2,466	3,860
Total non-interest expense	$53,750	$50,413
Non-interest expense was $53.8 million for the three months ended June 30, 2018, an increase of $3.3 million, or 6.6% from non-interest expense of $50.4 million for the three months ended June 30, 2017. As described above, total non-interest expense for the three months ended June 30, 2018 excludes $1.2 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the three months ended June 30, 2017 was presented on a consistent basis with the three months ended June 30, 2018, the reported amount of non-interest expense of $50.4 million would have been $49.1 million and technology, communication, and bank operations expense of $8.9 million would have been $7.6 million.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $4.1 million, or 17.3%, to $27.7 million for the three months ended June 30, 2018 from $23.7 million for the three months ended June 30, 2017. The increase was primarily attributable to increases in compensation levels for existing team members, reflecting higher costs to maintain our workforce, and an increase in headcount as Customers continues to hire new team members in the markets it serves.
When presented on a consistent basis, technology, communication and bank operations expense increased $3.7 million, or 48.7%, to $11.3 million for the three months ended June 30, 2018 from $7.6 million for the three months ended June 30, 2017 given the continued investment in the BankMobile segment infrastructure and Customers' recent system conversion.
Merger and acquisition related expenses were $0.9 million for the three months ended June 30, 2018, compared to no similar expenses for the three months ended June 30, 2017. These charges include professional services expenses incurred in connection with the planned spin-off of the BankMobile business as well as a residual expense resulting from the 2016 acquisition of the Disbursements business.
These increases were partially offset by a decrease in professional services expense of $2.4 million, or 38.8%, to $3.8 million for the three months ended June 30, 2018 from $6.2 million for the three months ended June 30, 2017. This decrease was primarily attributable to reductions in consulting, legal and other professional services as management continues its efforts to monitor and control expenses.
INCOME TAXES
Income tax expense of $6.8 million decreased $5.5 million, or 44.7%, resulting in an effective tax rate of 22.4% for the three months ended June 30, 2018 when compared to income tax expense of $12.3 million and an effective tax rate of 34.2% for the three months ended June 30, 2017. The decrease in income tax expense and effective rate was driven by the lower corporate tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, as well as a decrease in pre-tax income of $5.6 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million for the three months ended June 30, 2018 and 2017, respectively. There were no changes to the amount of preferred stock outstanding or the dividend rates from second quarter 2017 to second quarter 2018.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income available to common shareholders decreased $1.7 million, or 3.9%, to $40.6 million for the six months ended June 30, 2018 when compared to net income available to common shareholders of $42.2 million for the six months ended June 30, 2017. The decreased net income available to common shareholders resulted primarily from an increase in non-interest expense of $6.3 million and a decrease in non-interest income of $4.1 million, offset in part by decreases in income tax expense of $5.1 million and the provision for loan losses of $2.3 million and an increase in net interest income of $1.3 million.
Net interest income increased $1.3 million, or 1.0%, for the six months ended June 30, 2018 to $132.4 million when compared to net interest income of $131.0 million for the six months ended June 30, 2017. This increase resulted primarily from an increase in the average balance of loans of $0.5 billion and a 29 basis point increase in the yield on loans. These increases were offset in part by a 53 basis point increase in the cost of interest-bearing deposits and a 30 basis point increase in the cost of borrowings for the first six months of 2018 when compared to the first six months of 2017.
The provision for loan losses decreased $2.3 million to $1.3 million for the six months ended June 30, 2018 when compared to the provision for loan losses of $3.6 million for the same period in 2017. The provision for loan losses of $1.3 million included $1.2 million for loan portfolio growth and $1.1 million for impaired loans, offset in part by a $0.9 million release that resulted from improved asset quality and lower incurred losses than previously estimated.

Non-interest income decreased $4.1 million during the six months ended June 30, 2018 to $37.0 million, compared to $41.1 million for the six months ended June 30, 2017. Included within non-interest income for the six months ended June 30, 2018 was $2.7 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $18.8 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication and bank operations expense. For the six months ended June 30, 2017, debit and prepaid card interchange expense was $3.2 million. If the six months ended June 30, 2017 was presented on a consistent basis with the six months ended June 30, 2018, the reported amount of non-interest income of $41.1 million would have been $38.0 million and the gross interchange and card revenue of $22.2 million would have been presented net of the debit and prepaid card interchange expense of $3.2 million, or $19.0 million. When presented on a consistent basis, the $3.0 million decline in interchange and card revenue was largely the result of lower activity volumes in the BankMobile business segment. Deposit fees of $3.7 million for the six months ended June 30, 2018 decreased $1.5 million compared to $5.3 million for the six months ended June 30, 2017, mostly driven by lower activity volumes in the BankMobile business segment. There was also a decrease of $3.2 million in gains realized from the sale of investment securities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. These decreases in non-interest income were offset in part by an increase in other non-interest income of $2.5 million, primarily driven by increased income on commercial operating leases, and a decline in other-than-temporary impairment losses from the $4.6 million recognized during the six months ended June 30, 2017.
Non-interest expense increased $6.3 million, or 6.3%, for the six months ended June 30, 2018 to $106.0 million when compared to non-interest expense of $99.8 million for the six months ended June 30, 2017. The increase was mostly driven by increases in salaries and employee benefits of $7.9 million resulting from salary increases to existing team members as well as an increase in headcount as Customers continues to hire new team members in the markets that it serves. Total non-interest expense for the six months ended June 30, 2018 excludes $2.7 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the six months ended June 30, 2017 was presented on a consistent basis with the six months ended June 30, 2018, the reported amount of non-interest expense of $99.8 million would have been $96.6 million and technology, communication, and bank operations expense of $18.8 million would have been $15.7 million. When presented on a consistent basis, technology, communication and bank operations expense increased $5.6 million, or 35.7%, to $21.3 million for the six months ended June 30, 2018 from $15.7 million for the six months ended June 30, 2017 given the continued investment in the BankMobile segment infrastructure and Customers' recent system conversion. Merger and acquisition related expenses were $1.0 million for the six months ended June 30, 2018, compared to no similar expenses for the six months ended June 30, 2017. These expenses include professional services expenses incurred in connection with the planned spin-off of the BankMobile business as well as a residual expense resulting from the 2016 acquisition of the Disbursements business. These increases in non-interest expense were partially offset by a decrease in professional services expense of $3.9 million, primarily attributable to reductions in consulting, legal and other professional services as management continues its efforts to monitor and control expenses.
Income tax expense decreased $5.1 million for the six months ended June 30, 2018 to $14.2 million when compared to income tax expense of $19.3 million for the same period in 2017. The decrease in income tax expense was driven primarily by a decrease in pre-tax income of $6.8 million in the first six months of 2018, as well as a lower federal income tax rate resulting from the Tax Cut and Jobs Act of 2017. Customers' effective tax rate decreased to 22.9% for the six months ended June 30, 2018, compared to 28.1% for the same period in 2017. Income tax expense for the six months ended June 30, 2017 included the recognition of a tax benefit of $4.6 million for the development of tax strategies that would have allowed for the recognition of the tax benefit from losses that had been recorded for impairment charges on the Religare equity securities.
Preferred stock dividends were $7.2 million for the six months ended June 30, 2018 and 2017, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related interest spread and net interest margin for the periods indicated.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(amounts in thousands)
Assets
Interest-earning deposits	$186,470	$1,533	1.66%	$350,693	$1,523	0.88%
Investment securities (1)	1,150,064	18,437	3.21%	948,657	13,710	2.91%
Loans:
Commercial loans to mortgage companies	1,676,601	40,021	4.81%	1,622,182	32,761	4.07%
Multi-family loans	3,599,593	67,958	3.81%	3,423,449	63,270	3.73%
Commercial and industrial loans (2)	1,683,566	37,990	4.55%	1,378,085	28,241	4.13%
Non-owner occupied commercial real estate	1,275,404	25,243	3.99%	1,288,610	24,948	3.90%
All other loans	406,519	9,959	4.94%	479,242	10,747	4.52%
Total loans (3)	8,641,683	181,171	4.23%	8,191,568	159,967	3.94%
Other interest-earning assets	128,396	3,463	5.44%	91,026	1,746	3.87%
Total interest earning assets	10,106,613	204,604	4.08%	9,581,944	176,946	3.72%
Non-interest-earning assets	393,066			356,311
Total assets	$10,499,679			$9,938,255
Liabilities
Interest checking accounts	$526,995	3,615	1.38%	$332,673	1,131	0.69%
Money market deposit accounts	3,356,717	24,914	1.50%	3,306,988	14,595	0.89%
Other savings accounts	37,138	50	0.27%	42,383	58	0.28%
Certificates of deposit	1,916,421	15,396	1.62%	2,555,488	14,767	1.17%
Total interest-bearing deposits	5,837,271	43,975	1.52%	6,237,532	30,551	0.99%
Borrowings	2,461,085	28,276	2.31%	1,543,154	15,371	2.01%
Total interest-bearing liabilities	8,298,356	72,251	1.75%	7,780,686	45,922	1.19%
Non-interest-bearing deposits	1,193,769			1,198,355
Total deposits and borrowings	9,492,125		1.53%	8,979,041		1.03%
Other non-interest-bearing liabilities	80,074			75,876
Total liabilities	9,572,199			9,054,917
Shareholders’ Equity	927,480			883,338
Total liabilities and shareholders’ equity	$10,499,679			$9,938,255
Net interest income		132,353			131,024
Tax-equivalent adjustment (4)		342			197
Net interest earnings		$132,695			$131,221
Interest spread			2.55%			2.69%
Net interest margin			2.64%			2.75%
Net interest margin tax equivalent (4)			2.64%			2.76%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(4)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017 presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	Six Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$942	$(932)	$10
Investment securities	1,606	3,121	4,727
Loans:
Commercial loans to mortgage companies	6,130	1,130	7,260
Multi-family loans	1,383	3,305	4,688
Commercial and industrial loans, including owner occupied commercial real estate	3,054	6,695	9,749
Non-owner occupied commercial real estate	552	(257)	295
All other loans	935	(1,723)	(788)
Total loans	12,054	9,150	21,204
Other interest-earning assets	855	862	1,717
Total interest income	15,457	12,201	27,658
Interest expense
Interest checking accounts	1,578	906	2,484
Money market deposit accounts	10,096	223	10,319
Other savings accounts	(1)	(7)	(8)
Certificates of deposit	4,884	(4,255)	629
Total interest-bearing deposits	16,557	(3,133)	13,424
Borrowings	2,649	10,256	12,905
Total interest expense	19,206	7,123	26,329
Net interest income	$(3,749)	$5,078	$1,329
Net interest income for the six months ended June 30, 2018 was $132.4 million, an increase of $1.3 million, or 1.0%, when compared to net interest income of $131.0 million for the six months ended June 30, 2017. This increase was primarily driven by increased average loan and security balances of $0.7 billion and higher yields on commercial loans to mortgage companies.
Net interest margin (tax equivalent) narrowed by 12 basis points to 2.64% for the six months ended June 30, 2018, compared to 2.76% for the six months ended June 30, 2017. The net interest margin compression largely resulted from a 53 basis point increase in the cost of interest-bearing deposits, reflecting higher interest rates offered by Customers on its money market deposit accounts and certificates of deposits in order to remain competitive and attract new and retain existing deposit customers. The higher cost of funds was offset in part by a 36 basis point increase in the yield on interest-earning assets, primarily due to an increase in the yield on commercial loans to mortgage companies, reflecting higher short-term interest rates.
Interest expense on total interest-bearing deposits increased $13.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase primarily resulted from the aforementioned increase in rates offered on money market deposit accounts and certificates of deposit.

Interest expense on borrowings increased $12.9 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was driven by increased volume as average borrowings increased by $917.9 million when compared to average borrowings for the six months ended June 30, 2017, mostly due to higher average outstanding balances of short-term FHLB advances and senior note borrowings to fund the growth in interest-earning assets.

PROVISION FOR LOAN LOSSES
The provision for loan losses decreased by $2.3 million to $1.3 million for the six months ended June 30, 2018, compared to $3.6 million for the same period in 2017. The provision for loan losses for the six months ended June 30, 2018 included $1.2 million for loan portfolio growth, $1.1 million for impaired loans, offset in part by a release of $0.9 million resulting from improved asset quality and lower incurred losses than previously estimated. The provision for loan losses for the six months ended June 30, 2017 included $3.1 million for impaired loans and $0.9 million for loan portfolio growth, offset in part by a release of $0.5 million resulting from improved asset quality and lower incurred losses than previously estimated.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
(amounts in thousands)
Interchange and card revenue	$16,043	$22,158
Bank-owned life insurance	3,900	3,624
Mortgage warehouse transactional fees	3,854	4,743
Deposit fees	3,724	5,260
Gain on sale of SBA and other loans	2,308	1,901
Mortgage banking income	325	446
Gain on sale of investment securities	—	3,183
Impairment loss on investment securities	—	(4,585)
Other	6,883	4,414
Total non-interest income	$37,037	$41,144

Non-interest income decreased $4.1 million during the six months ended June 30, 2018 to $37.0 million, compared to $41.1 million for the six months ended June 30, 2017. Included within non-interest income for the six months ended June 30, 2018 was $2.7 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $18.8 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication and bank operations expense. For the six months ended June 30, 2017, debit and prepaid card interchange expense was $3.2 million. If the six months ended June 30, 2017 was presented on a consistent basis with the six months ended June 30, 2018, the reported amount of non-interest income of $41.1 million would have been $38.0 million and the gross interchange and card revenue of $22.2 million would have been presented net of the debit and prepaid card interchange expense of $3.2 million, or $19.0 million. When presented on a consistent basis, the $3.0 million decline in interchange and card revenue was largely the result of lower activity volumes in the BankMobile business segment. Deposit fees of $3.7 million for the six months ended June 30, 2018 decreased $1.5 million compared to $5.3 million for the six months ended June 30, 2017, mostly driven by lower activity volumes in the BankMobile business segment. There was also a decrease of $3.2 million in gains realized from the sale of investment securities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases in non-interest income were offset in part by an increase in other non-interest income of $2.5 million, primarily driven by increased income on commercial operating leases, and a decline in other-than-temporary impairment losses from the $4.6 million recognized during the six months ended June 30, 2017 for the decline in market value of the Religare equity securities.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
(amounts in thousands)
Salaries and employee benefits	$52,673	$44,763
Technology, communication and bank operations	21,266	18,827
Professional services	9,820	13,739
Occupancy	5,975	5,371
FDIC assessments, non-income taxes, and regulatory fees	4,335	4,141
Provision for operating losses	2,759	3,392
Loan workout	1,307	929
Merger and acquisition related expenses	975	—
Advertising and promotion	709	704
Other real estate owned expenses	98	105
Other	6,114	7,807
Total non-interest expense	$106,031	$99,778
Non-interest expense was $106.0 million for the six months ended June 30, 2018, an increase of $6.3 million from non-interest expense of $99.8 million for the six months ended June 30, 2017. As described above, total non-interest expense for the six months ended June 30, 2018 excludes $2.7 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the six months ended June 30, 2017 was presented on a consistent basis with the six months ended June 30, 2018, the reported amount of non-interest expense of $99.8 million would have been $96.6 million and technology, communication, and bank operations expense of $18.8 million would have been $15.7 million.
Salaries and employee benefits, which represent the largest component of non-interest expense, increased $7.9 million, or 17.7%, to $52.7 million for the six months ended June 30, 2018, reflecting salary increases for existing team members and increased headcount as Customers continues to hire new team members in the markets it serves.
When presented on a consistent basis, technology, communication and bank operations expense increased $5.6 million, or 35.7%, to $21.3 million for the six months ended June 30, 2018 from $15.7 million for the six months ended June 30, 2017 given the continued investment in the BankMobile segment infrastructure and Customers' recent system conversion.
Merger and acquisition related expenses were $1.0 million for the six months ended June 30, 2018, compared to no similar expenses for the six months ended June 30, 2017. These expenses include professional services expenses incurred in connection with the planned spin-off of the BankMobile business as well as a residual expense resulting from the 2016 acquisition of the Disbursements business.
Occupancy expense increased $0.6 million, or 11.2%, to $6.0 million for the six months ended June 30, 2018 from $5.4 million for the six months ended June 30, 2017 as Customers expanded into different geographical markets.
Professional services expense decreased by $3.9 million, or 28.5%, to $9.8 million for the six months ended June 30, 2018 from $13.7 million for the six months ended June 30, 2017. This decrease was primarily driven by a reduction in expenses for consulting, legal, and other professional fees as management continues its efforts to monitor and control expenses.
Provision for operating losses decreased by $0.6 million, or 18.7%, to $2.8 million for the six months ended June 30, 2018 from $3.4 million for the six months ended June 30, 2017. The provision for operating losses represents Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders mainly from its BankMobile Disbursements business but where such disputes have not been resolved as of the end of the reporting period. The reserve is based on historical rates of loss on such transactions.

INCOME TAXES
Income tax expense decreased $5.1 million for the six months ended June 30, 2018 to $14.2 million when compared to income tax expense of $19.3 million for the same period in 2017. The decrease in income tax expense was driven primarily by a decrease in pre-tax income of $6.8 million in the first six months of 2018. Customers' effective tax rate decreased to 22.9% for the six months ended June 30, 2018, compared to 28.1% for the same period in 2017. The decrease in the effective tax rate was primarily driven by lower federal income tax tax rates following the enactment of the Tax Cuts and Jobs Act in December 2017 and a lower taxable income for the six months ended June 30, 2018 compared to the same period in 2017. In the six months ended June 30, 2017, there was a recognition of a tax benefit of $4.6 million for the development of tax strategies that would have allowed for the recognition of the tax benefit from losses that had been recorded for impairment charges on the Religare equity securities.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $7.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. There were no changes to the amount of preferred stock outstanding or the dividend rates for the first six months of 2018 compared to the first six months of 2017.

Financial Condition
General
Customers' total assets were $11.1 billion at June 30, 2018. This represented a $1.3 billion, or 12.7%, increase from total assets of $9.8 billion at December 31, 2017. At December 31, 2017, Customers had strategically reduced total assets to under $10 billion to improve capital ratios and to continue to maintain its small issuer status under the Durbin Amendment to maximize interchange revenue until July 1, 2019. The change in Customers' financial position at June 30, 2018 compared to December 31, 2017 occurred primarily as a result of an increase in total investment securities of $0.7 billion, or 146.3%, to $1.2 billion at June 30, 2018 compared to $0.5 billion at December 31, 2017, primarily driven by growth in agency-guaranteed mortgage-backed securities and corporate bonds. The increase in total assets was also attributable to an increase in total loans outstanding, including loans held for sale, of $405.8 million, or 4.7%, since December 31, 2017, primarily driven by growth in commercial and industrial loans (including owner occupied commercial real estate loans) of $172.5 million, commercial loans to mortgage banking business of $142.7 million, and consumer loans of $253.8 million. These increases were offset in part by a decrease in multi-family loans of $103.8 million.
Total liabilities were $10.2 billion at June 30, 2018. This represented a $1.2 billion, or 13.9%, increase from $8.9 billion at December 31, 2017. The increase in total liabilities resulted primarily from FHLB borrowings, which increased by $0.8 billion, or 48.3%, to $2.4 billion at June 30, 2018 from $1.6 billion at December 31, 2017, and total deposits, which increased $495.8 million, or 7.3%, to $7.3 billion at June 30, 2018 from $6.8 billion at December 31, 2017. These increases were offset in part by a decrease in Federal funds purchased of $50.0 million, or 32.3%, to $105.0 million at June 30, 2018 from $155.0 million at December 31, 2017.

The following table presents certain key condensed balance sheet data as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
(amounts in thousands)
Cash and cash equivalents	$251,726	$146,323
Investment securities, at fair value	1,161,000	471,371
Loans held for sale (includes $1,931,781 and $1,795,294, respectively, at fair value)	1,931,781	1,939,485
Loans receivable	7,181,726	6,768,258
Allowance for loan losses	(38,288)	(38,015)
Total assets	11,092,846	9,839,555
Total deposits	7,295,954	6,800,142
Federal funds purchased	105,000	155,000
FHLB advances	2,389,797	1,611,860
Other borrowings	186,888	186,497
Subordinated debt	108,929	108,880
Total liabilities	10,156,619	8,918,591
Total shareholders’ equity	936,227	920,964
Total liabilities and shareholders’ equity	11,092,846	9,839,555
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $23.0 million at June 30, 2018. This represented a $2.6 million increase from $20.4 million at December 31, 2017.  These balances vary from day to day, primarily due to variations in customers’ deposits with Customers.
Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $228.8 million and $125.9 million at June 30, 2018 and December 31, 2017, respectively. This balance varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. Customers targeted a lower cash balance at December 31, 2017 consistent with its objectives of reducing total assets below $10 billion at December 31, 2017.
In connection with the June 2016 acquisition of the Disbursement business from Higher One, as of June 30, 2018 and December 31, 2017, Customers had $5 million in an escrow account restricted in use with a third party to be paid to Higher One upon the second anniversary of the transaction closing, or at a later date as otherwise agreed to by both parties. Also, in connection with the planned spin-off and merger, Customers had $1.0 million in an escrow account with a third party that is reserved for payment to Flagship Community Bank in the event the amended and restated agreement with Flagship is terminated for reasons described in the agreement. See NOTE 2 - SPIN-OFF AND MERGER for additional details related to this escrow account. In connection with the purchase of certain university relationships in January 2018, Customers placed $1.5 million in an escrow account with a third party that is reserved for payment to a third party by December 31, 2018.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), corporate debt and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At June 30, 2018, investment securities were $1.2 billion, compared to $0.5 billion at December 31, 2017, an increase of $0.7 billion. The increase was primarily the result of purchases of agency-guaranteed mortgage-backed securities and corporate securities totaling $763.2 million during the six months ended June 30, 2018, offset in part by maturities, calls and principal repayments in the amount of $26.2 million during the six months ended June 30, 2018.

For financial reporting purposes, available-for-sale debt securities are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect. Beginning January 1, 2018, changes in the fair value of marketable equity securities previously classified as available for sale will be recorded in earnings in the period in which they occur and will no longer be deferred in accumulated other comprehensive income. Amounts previously recorded to accumulated other comprehensive income were reclassified to retained earnings on January 1, 2018. See NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional details related to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

LOANS
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan portfolio and its specialty mortgage warehouse lending business, and has recently announced its entry into non-QM residential mortgage lending. In addition, Customers has been deemphasizing its multi-family business and has significantly limited originations of loans yielding less than 5% in order to reduce net interest margin compression.
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads.  There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking business lending group is to originate loans that provide liquidity to mortgage banking companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of June 30, 2018 and December 31, 2017, commercial loans to mortgage banking businesses totaled $1.9 billion and $1.8 billion, respectively, and are reported as loans held for sale.
The goal of Customers' multi-family lending group is to build a portfolio of high-quality multi-family loans within Customers' covered markets, while cross selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2018, Customers had multi-family loans of $3.5 billion outstanding, comprising approximately 38.9% of the total loan portfolio, compared to $3.6 billion, or approximately 41.9% of the total loan portfolio, at December 31, 2017.

The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of June 30, 2018 and December 31, 2017, Customers had $167.2 million and $152.5 million, respectively, of equipment finance loans outstanding. As of June 30, 2018 and December 31, 2017, Customers had $35.1 million and $26.6 million of equipment finance leases, respectively. As of June 30, 2018 and December 31, 2017, Customers had $26.5 million and $21.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $2.3 million and $0.5 million, respectively.
As of June 30, 2018, Customers had $8.5 billion in commercial loans outstanding, totaling approximately 93.6% of its total loan portfolio, which includes loans held for sale, compared to commercial loans outstanding of $8.4 billion, comprising approximately 96.2% of its loan portfolio, at December 31, 2017.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2018, Customers had $583.5 million in consumer loans outstanding, or 6.4% of the total loan portfolio, compared to $329.8 million, or 3.8% of the total loan portfolio, as of December 31, 2017. In second quarter 2018, Customers purchased $277.4 million of thirty-year fixed-rate residential mortgage loans from Third Federal Savings & Loan. Customers plans to expand its product offerings in real estate secured consumer lending in 2018 and has announced its entry into the non-QM residential mortgage market.
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
Loans Held for Sale

The composition of loans held for sale as of June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
	2018	2017
(amounts in thousands)
Commercial loans:
Mortgage warehouse loans, at fair value	$1,930,738	$1,793,408
Multi-family loans at lower of cost or fair value	—	144,191
Total commercial loans held for sale	1,930,738	1,937,599
Consumer Loans:
Residential mortgage loans, at fair value	1,043	1,886
Loans held for sale	$1,931,781	$1,939,485
At June 30, 2018, loans held for sale totaled $1.9 billion, or 21.2% of the total loan portfolio, and $1.9 billion, or 22.3% of the total loan portfolio, at December 31, 2017. Held-for-sale loans are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.

Loans Receivable

Loans receivable (excluding loans held for sale), net of the allowance for loan losses, increased by $413.2 million to $7.1 billion at June 30, 2018 from $6.7 billion at December 31, 2017. Loans receivable as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
(amounts in thousands)
Commercial:
Multi-family	$3,542,770	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,811,751	1,633,818
Commercial real estate non-owner occupied	1,155,998	1,218,719
Construction	88,141	85,393
Total commercial loans	6,598,660	6,440,311
Consumer:
Residential real estate	493,222	234,090
Manufactured housing	85,328	90,227
Other	3,874	3,547
Total consumer loans	582,424	327,864
Total loans receivable	7,181,084	6,768,175
Deferred costs and unamortized premiums, net	642	83
Allowance for loan losses	(38,288)	(38,015)
Loans receivable, net of allowance for loan losses	$7,143,438	$6,730,243
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
The provision for loan losses was $(0.8) million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. The allowance for loan losses maintained for loans receivable (excluding loans held for sale) was $38.3 million, or 0.53% of loans receivable, at June 30, 2018 and $38.0 million, or 0.56% of loans receivable, at December 31, 2017. Net charge-offs were $0.4 million for the three months ended June 30, 2018, a decrease of $1.5 million compared to the same period in 2017. The decrease in net charge-offs period over period was mainly driven by a decrease in charge-off activities in the commercial and industrial loan portfolio and an increase in recoveries in the commercial real estate owner occupied and construction loan portfolios. Net charge-offs were $1.1 million for the six months ended June 30, 2018, a decrease of $1.4 million compared to the same period in 2017. The decrease in net charge-offs period over period was mainly driven by decreases in charge-off activities related to the commercial and industrial loan portfolio and the commercial real estate non-owner occupied loan portfolio, partially offset by an increase in charge-off activities in the commercial real estate owner occupied portfolio and in the other consumer loan portfolio.

The table below presents changes in the Bank’s allowance for loan losses for the periods indicated.
Analysis of the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(amounts in thousands)
Balance at the beginning of the period	$39,499	$39,883	$38,015	$37,315
Loan charge-offs (1)
Commercial and industrial	174	1,849	224	2,047
Commercial real estate owner occupied	483	—	501	—
Commercial real estate non-owner occupied	—	4	—	408
Residential real estate	42	69	407	290
Other consumer	462	226	718	246
Total Charge-offs	1,161	2,148	1,850	2,991
Loan recoveries (1)
Commercial and industrial	140	68	175	283
Commercial real estate owner occupied	326	9	326	9
Construction	209	49	220	130
Residential real estate	56	6	63	27
Other consumer	3	56	6	100
Total Recoveries	734	188	790	549
Total net charge-offs	427	1,960	1,060	2,442
Provision for loan losses	(784)	535	1,333	3,585
Balance at the end of the period	$38,288	$38,458	$38,288	$38,458

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.
The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to Critical Accounting Policies herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2017 Form 10-K for further discussion on management's methodology for estimating the allowance for loan losses.
Approximately 83% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). Customers' lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral.  Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated.  The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis.  In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan.  If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any.  Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.

These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors.  Pursuant to ASC 310-10-35, Loan Impairment, and ASC 310-40, Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the allowance for loan losses.  Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
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

Asset Quality at June 30, 2018

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,540,261	$3,538,918	$—	$—	$1,343	$—	$1,343	0.04%	0.04%
Commercial & Industrial (1)	1,728,577	1,713,369	1,087	—	14,121	667	14,788	0.82%	0.86%
Commercial Real Estate Non-Owner Occupied	1,140,483	1,138,133	—	—	2,350	—	2,350	0.21%	0.21%
Residential	106,076	103,426	748	—	1,902	57	1,959	1.79%	1.85%
Construction	88,141	88,141	—	—	—	—	—	—%	—%
Other consumer	1,752	1,716	36	—	—	—	—	—%	—%
Total Originated Loans	6,605,290	6,583,703	1,871	—	19,716	724	20,440	0.30%	0.31%
Loans Acquired
Bank Acquisitions	136,070	130,316	1,015	475	4,264	704	4,968	3.13%	3.63%
Loan Purchases	439,724	430,415	3,517	3,777	2,015	277	2,292	0.46%	0.52%
Total Loans Acquired	575,794	560,731	4,532	4,252	6,279	981	7,260	1.09%	1.26%
Deferred costs and unamortized premiums, net	642	642	—	—	—	—	—
Total Loans Receivable	7,181,726	7,145,076	6,403	4,252	25,995	1,705	27,700	0.36%	0.39%
Total Loans Held for Sale	1,931,781	1,931,781	—	—	—	—	—
Total Portfolio	$9,113,507	$9,076,857	$6,403	$4,252	$25,995	$1,705	$27,700	0.29%	0.30%

(1) Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at June 30, 2018 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,540,261	$1,343	$12,072	$—	$12,072	0.34%	898.88%
Commercial & Industrial (1)	1,728,577	14,121	14,643	—	14,643	0.85%	103.70%
Commercial Real Estate Non-Owner Occupied	1,140,483	2,350	4,260	—	4,260	0.37%	181.28%
Residential	106,076	1,902	2,047	—	2,047	1.93%	107.62%
Construction	88,141	—	992	—	992	1.13%	—%
Other consumer	1,752	—	131	—	131	7.48%	—%
Total Originated Loans	6,605,290	19,716	34,145	—	34,145	0.52%	173.18%
Loans Acquired
Bank Acquisitions	136,070	4,264	3,990	—	3,990	2.93%	93.57%
Loan Purchases	439,724	2,015	153	510	663	0.15%	32.90%
Total Loans Acquired	575,794	6,279	4,143	510	4,653	0.81%	74.10%
Deferred costs and unamortized premiums, net	642	—	—	—	—
Total Loans Receivable	7,181,726	25,995	38,288	510	38,798	0.54%	149.25%
Total Loans Held for Sale	1,931,781	—	—	—	—
Total Portfolio	$9,113,507	$25,995	$38,288	$510	$38,798	0.43%	149.25%
(1) Commercial & industrial loans, including owner occupied commercial real estate.
Originated Loans
Post 2009 originated loans (excluding held-for-sale loans) totaled $6.6 billion at June 30, 2018, compared to $6.4 billion at December 31, 2017. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and has worked to maintain these standards. Only $19.7 million, or 0.30% of post 2009 originated loans, were non-performing at June 30, 2018, compared to $20.0 million of post 2009 originated loans, or 0.31% of post 2009 originated loans, at December 31, 2017. The post 2009 originated loans were supported by an allowance for loan losses of $34.1 million (0.52% of post 2009 originated loans) and $33.3 million (0.52% of post 2009 originated loans), respectively, at June 30, 2018 and December 31, 2017. Total 2009 and prior loans ("legacy loans") were $22.5 million and $25.6 million at June 30, 2018 and December 31, 2017, respectively.
Loans Acquired
At June 30, 2018, total acquired loans were $575.8 million, or 8.0% of total loans held for investment, compared to $328.8 million, or 4.9% of total loans held for investment, at December 31, 2017.  Non-performing acquired loans totaled $6.3 million and $6.4 million at June 30, 2018 and December 31, 2017, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $49.4 million were supported by a $0.5 million cash reserve at June 30, 2018, compared to $51.9 million supported by a cash reserve of $0.6 million at December 31, 2017. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve and any recoveries of those losses, as well as the proceeds from the sale of the repossessed properties securing the loans, are placed back into the reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At June 30, 2018, $29.2 million of these loans were outstanding, compared to $31.4 million at December 31, 2017.
The price paid for acquired loans considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $4.7 million (0.81% of total acquired loans) and $5.4 million (1.64% of total acquired loans) at June 30, 2018 and December 31, 2017, respectively.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”) and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through deposit brokers, listing services and other relationships.  Total deposits were $7.3 billion at June 30, 2018, an increase of $0.5 billion, or 7.3%, from $6.8 billion at December 31, 2017. Transaction deposits increased by $0.3 billion, or 6.7%, to $5.2 billion at June 30, 2018, from $4.9 billion at December 31, 2017, with non-interest bearing deposits increasing by $38.6 million. Interest-bearing demand deposits were $0.6 billion at June 30, 2018, an increase of $99.5 million, or 19.0%, from $0.5 billion at December 31, 2017. Savings, including MMDA, totaled $3.5 billion at June 30, 2018, an increase of $191.2 million, or 5.8%, from $3.3 billion at December 31, 2017. This increase was primarily attributed to an increase in money market deposit accounts. Total time deposits were $2.1 billion at June 30, 2018, an increase of $166.5 million, or 8.7%, from $1.9 billion at December 31, 2017. At June 30, 2018, the Bank had $1.6 billion in state and municipal deposits to which it had pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. At June 30, 2018, the balance of state and municipal deposits was $1.5 billion.
The components of deposits were as follows at the dates indicated:

	June 30, 2018	December 31, 2017
(amounts in thousands)
Demand, non-interest bearing	$1,090,744	$1,052,115
Demand, interest bearing	623,343	523,848
Savings, including MMDA	3,509,706	3,318,486
Time, $100,000 and over	1,055,341	1,284,855
Time, other	1,016,820	620,838
Total deposits	$7,295,954	$6,800,142
BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of June 30, 2018 and December 31, 2017, total outstanding borrowings were $2.8 billion and $2.1 billion, respectively, which represented an increase of $0.7 billion, or 35.3%. This increase was primarily the result of an increase in investments and loans receivable increasing the need for short-term borrowings.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding.  As of June 30, 2018 and December 31, 2017, Customers had unpledged marketable investments of $476.0 million and $454.4 million, respectively. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of June 30, 2018, Customers' borrowing capacity with the Federal Home Loan Bank was $4.9 billion, of which $2.4 billion was utilized in borrowings and $1.6 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2017, Customers' borrowing capacity with the Federal Home Loan Bank was $4.3 billion, of which $1.6 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2018 and December 31, 2017, Customers' borrowing capacity with the Federal Reserve Bank of Philadelphia was $136.9 million and $142.5 million, respectively.

Net cash flows used in operating activities were $71.9 million during the six months ended June 30, 2018, compared to net cash flows provided by operating activities of $27.5 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, originations of loans held for sale in excess of the proceeds from the sales of loans held for sale required $136.2 million of cash flows used in operating activities. During the six months ended June 30, 2017, proceeds from sales of loans held for sale in excess of funds required to originate loans held for sale contributed $13.5 million to cash flows provided by operating activities.
Net cash flows used in investment activities were $1.0 billion during the six months ended June 30, 2018, compared to net cash flows used in investing activities of $1.3 billion during the six months ended June 30, 2017.
Cash used in investment activities consisted of the following:

•	Purchases of investment securities available for sale totaled $763.2 million during the six months ended June 30, 2018, compared to $644.0 million during the six months ended June 30, 2017.

•	Cash flows used to fund new loans held for investment totaled $18.7 million and $572.3 million during the six months ended June 30, 2018 and 2017, respectively.

•	Cash flows used to purchase loans was $278.5 million and $262.6 million during the six months ended June 30, 2018 and 2017, respectively.

•
Purchases of bank owned life insurance policies were $50.0 million during the six months ended June 30, 2017. There were no such purchases of bank owned life insurance policies during the six months ended June 30, 2018.

•	Net purchases of FHLB, Federal Reserve Bank and other restricted stock totaled $30.1 million and $61.3 million during the six months ended June 30, 2018 and 2017, respectively.

•
Purchases of leased assets under operating leases were $6.5 million during the six months ended June 30, 2018. There were no such purchases of leased assets under operating leases during the six months ended June 30, 2017.

Cash provided by investment activities consisted of the following:

•
Proceeds from maturities, calls and principal repayments of securities available for sale totaled $26.2 million for the six months ended June 30, 2018, compared to $22.8 million for the six months ended June 30, 2017.

•
Proceeds from sales of investment securities available for sale amounted to $116.0 million during the six months ended June 30, 2017. There were no such sales of investments securities during the six months ended June 30, 2018.

•	Proceeds from the sale of loans held for investment totaled $29.0 million during the six months ended June 30, 2018, compared to $112.9 million during the six months ended June 30, 2017.

Net cash flows provided by financing activities were $1.2 billion during the six months ended June 30, 2018, compared to $1.5 billion for the six months ended June 30, 2017. During the six months ended June 30, 2018, a net increase in short-term borrowed funds from the FHLB provided net cash flows of $777.9 million and an increase in deposits provided net cash flows of $495.8 million. These cash flow increases were partially offset by a net cash flow usage in federal funds purchased of $50.0 million, and preferred stock dividends paid of $7.2 million. During the six months ended June 30, 2017, a net increase in short-term borrowed funds from the FHLB provided net cash flows of $1.1 billion, a net increase in deposits provided net cash flows of $171.6 million, proceeds from the issuance of five-year senior notes provided $98.6 million, and a net increase in federal funds purchased provided net cash flows of $67.0 million, partially offset by the payment of preferred stock dividends of $7.2 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.

On July 31, 2018, the 6.375% senior notes with an aggregate principal amount of $63.3 million issued by Customers Bancorp in July 2013 matured. Customers had sufficient funds accumulated at the Bancorp to make payment to the debtholders upon maturity of the senior notes. Overall, based on our core deposit base and available sources of borrowed funds, management believes that Customers has adequate resources to meet its short-term and long-term cash requirements for the foreseeable future.

CAPITAL ADEQUACY AND SHAREHOLDERS' EQUITY
Shareholders’ equity increased $15.3 million to $936.2 million at June 30, 2018 when compared to shareholders' equity of $921.0 million at December 31, 2017, an increase of 1.7% . The primary components of the net increase were as follows:

•	net income of $47.8 million for the six months ended June 30, 2018;

•	share-based compensation expense of $3.7 million for the six months ended June 30, 2018; and

•	issuance of common stock under share-based compensation arrangements of $3.2 million for the six months ended June 30, 2018.
The increases were offset in part by:

•	other comprehensive loss of $32.3 million for the six months ended June 30, 2018, arising primarily from unrealized fair value losses recognized on available-for-sale debt securities; and

•	preferred stock dividends of $7.2 million for the six months ended June 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2018 and December 31, 2017, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$735,609	8.611%	$384,418	4.500%	N/A	N/A	$544,591	6.375%
Customers Bank	$1,054,613	12.351%	$384,232	4.500%	$555,002	6.500%	$544,329	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$953,025	11.156%	$512,557	6.000%	N/A	N/A	$672,731	7.875%
Customers Bank	$1,054,613	12.351%	$512,309	6.000%	$683,079	8.000%	$672,406	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,072,072	12.550%	$683,409	8.000%	N/A	N/A	$843,583	9.875%
Customers Bank	$1,202,070	14.078%	$683,079	8.000%	$853,849	10.000%	$843,176	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$953,025	8.866%	$429,963	4.000%	N/A	N/A	$429,963	4.000%
Customers Bank	$1,054,613	9.822%	$429,471	4.000%	$536,839	5.000%	$429,471	4.000%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%

The capital ratios above reflect the capital requirements under "Basel III" effective during first quarter 2015 and the capital conservation buffer effective January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of June 30, 2018, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 9 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of June 30, 2018 and December 31, 2017, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	June 30, 2018	December 31, 2017
(amounts in thousands)
Commitments to fund loans	$346,648	$333,874
Unfunded commitments to fund mortgage warehouse loans	1,268,637	1,567,139
Unfunded commitments under lines of credit	759,100	485,345
Letters of credit	38,718	39,890
Other unused commitments	6,319	6,679
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
Through the use of income simulation modeling, Customers has estimated the net interest income for the period ending June 30, 2019, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2018. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the period ending June 30, 2019, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(13.4)%
Up 2%	(8.4)%
Up 1%	(3.9)%
Down 1%	(1.2)%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2018, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(26.3)%
Up 2%	(16.4)%
Up 1%	(7.6)%
Down 1%	2.9%
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective at June 30, 2018.
During the quarter ended June 30, 2018, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed within our 2017 Form 10-K.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2017 Form 10-K. There are no material changes from the risk factors included within the 2017 Form 10-K, other than the risk described below. The risks described within the 2017 Form 10-K and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

The Federal Reserve may conclude that following the Merger of Flagship Community Bank and the BankMobile business, if completed prior to December 31, 2018, will be an affiliate of Customers Bancorp as of December 31, 2018 for purposes of applying the small issuer exemption contained in the Durbin Amendment. Failure of the combined company to qualify for the Durbin Amendment small issuer exemption would result in a material reduction in interchange revenue and may adversely impact the ability to attract or retain certain white label partners.

The Federal Reserve has indicated that following the acquisition of the BankMobile business by Flagship in the Merger, the combined company may be considered an affiliate of Customers Bancorp for purposes of calculating the applicability of the Federal Reserve Act Sections 23A and 23B, Regulation W, Regulation EE, and the Durbin Amendment by the fact that Customers Bancorp's shareholders will hold approximately 51% of the stock of the combined company after giving effect to the Distribution and the Merger. Unless the combined company can reasonably demonstrate that, as a result of shareholder turnover from regular market trading, the shareholders of Customers Bancorp receiving Flagship shares in the Merger may control 24.9% or less of the combined company's common shares on a combined basis as of December 31, 2018, and that other subjective elements of Customers Bancorp's control or significant influence over the post-Merger company are not present, the Federal Reserve may determine that the combined company and Customers Bancorp are affiliates for purposes of the Federal Reserve Act Section 23A and 23B, Regulation W, Regulation EE, and the Durbin Amendment. None of Customers Bancorp, Customers Bank, Flagship Community Bank, or any affiliate thereof, nor anyone acting on their behalf, intends to take any action or engage in any efforts to cause, encourage or otherwise influence any Customers Bancorp shareholders who receive shares of Flagship Community Bank (if the spin-off and merger is completed) to sell or otherwise dispose of their shares. The determination that the combined company and Customers Bancorp are affiliates for purposes of the Durbin Amendment would require the combined company and Customers Bancorp to combine the combined company's and Customers Bancorp's assets for the purpose of calculating the $10 billion asset threshold in determining whether the combined company qualifies for the small debit card issuer exemption to the Durbin Amendment. If the combined company is not able to qualify for the small debit card issuer exemption to the Durbin Amendment, the BankMobile/Flagship company would face a material loss of interchange revenue, and may adversely impact the combined company's ability to attract or retain other white label partners. While management believes it can successfully demonstrate that, as a result of shareholder turnover from regular market trading, the ownership of Flagship by holders of Customers Bancorp common stock receiving Flagship common stock in the Merger will decline to 24.9% or less through natural turnover of common stock ownership within three to four months after the transactions are completed, and that other qualitative conditions that could lead to a separate qualitative determination of control or significant influence are not present, a failure to qualify for the small debit card issuer exemption in the Durbin Amendment at December 31, 2018 would materially and adversely affect the combined company's revenues, ongoing business and ability to achieve BankMobile/Flagship’s future business plans. Furthermore, if BankMobile/Flagship does not qualify for the small debit card issuer exemption as of December 31, 2018, the combined company may not be able to qualify for the small debit card issuer exemption until at least the next measurement date, December 31, 2019, and may not be able to reinstitute the combined company's interchange fee levels until at least January 1, 2020.

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
During the three and six months ended June 30, 2018, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On August 7, 2018, Customers Bancorp, Inc., Customers Bank, and BankMobile Technologies, Inc. agreed to a request from Flagship Community Bank (“Flagship”) for Flagship to withdraw their Bank Merger Act application (the “Application”) previously filed pursuant to the Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the “Agreement”) from the Federal Deposit Insurance Corporation (“FDIC”) in order to address certain questions and comments expected to be received from the FDIC regarding the Application.  Flagship also committed to complete and resubmit the Application to the FDIC as soon as practicable, which Flagship hopes to complete by September 30, 2018, with the understanding that Flagship has no obligation to proceed with the application beyond September 30, 2018 without an amendment to the Agreement extending the expiration date of the Agreement beyond September 30, 2018.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

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

3.8	Letter Agreement, dated as of August 7, 2018, by and between Flagship Community Bank, BankMobile Technologies, Inc., Customers Bank and Customers Bancorp, Inc.

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

Customers Bancorp, Inc.

August 8, 2018	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 8, 2018	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

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

3.8	Letter Agreement, dated as of August 7, 2018, by and between Flagship Community Bank, BankMobile Technologies, Inc., Customers Bank and Customers Bancorp, Inc.

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