Form 10-Q
period 2018-09-30
Customers Bancorp, Inc.
filed 2018-11-13
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
On November 2, 2018, 31,687,340 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2018 and for the three months and nine months periods ended September 30, 2018 and 2017 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	83

Item 4.	Controls and Procedures	84

PART II

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3.	Defaults Upon Senior Securities	87

Item 4.	Mine Safety Disclosures	87

Item 5.	Other Information	87

Item 6.	Exhibits	87

SIGNATURES		89

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS		(As Restated)
Cash and due from banks	$12,943	$20,388
Interest-earning deposits	653,091	125,935
Cash and cash equivalents	666,034	146,323
Investment securities, at fair value	668,851	471,371
Loans held for sale (includes $1,383 and $1,886, respectively, at fair value)	1,383	146,077
Loans receivable, mortgage warehouse, at fair value	1,516,327	1,793,408
Loans receivable	7,239,950	6,768,258
Allowance for loan losses	(40,741)	(38,015)
Total loans receivable, net of allowance for loan losses	8,715,536	8,523,651
FHLB, Federal Reserve Bank, and other restricted stock	74,206	105,918
Accrued interest receivable	32,986	27,021
Bank premises and equipment, net	11,300	11,955
Bank-owned life insurance	263,117	257,720
Other real estate owned	1,450	1,726
Goodwill and other intangibles	16,825	16,295
Other assets	165,416	131,498
Total assets	$10,617,104	$9,839,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,338,167	$1,052,115
Interest-bearing	7,175,547	5,748,027
Total deposits	8,513,714	6,800,142
Federal funds purchased	—	155,000
FHLB advances	835,000	1,611,860
Other borrowings	123,779	186,497
Subordinated debt	108,953	108,880
Accrued interest payable and other liabilities	80,846	56,212
Total liabilities	9,662,292	8,918,591
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,217,600 and 31,912,763 shares issued as of September 30, 2018 and December 31, 2017; 31,687,340 and 31,382,503 shares outstanding as of September 30, 2018 and December 31, 2017	32,218	31,913
Additional paid in capital	431,205	422,096
Retained earnings	302,404	258,076
Accumulated other comprehensive loss, net	(20,253)	(359)
Treasury stock, at cost (530,260 shares as of September 30, 2018 and December 31, 2017)	(8,233)	(8,233)
Total shareholders’ equity	954,812	920,964
Total liabilities and shareholders’ equity	$10,617,104	$9,839,555

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$97,815	$88,740	$278,986	$248,708
Investment securities	8,495	7,307	26,932	21,017
Other	3,735	2,238	8,731	5,507
Total interest income	110,045	98,285	314,649	275,232
Interest expense:
Deposits	32,804	18,381	76,779	48,934
Other borrowings	2,431	3,168	9,082	6,767
FHLB advances	9,125	7,032	27,381	15,433
Subordinated debt	1,684	1,685	5,053	5,055
Total interest expense	46,044	30,266	118,295	76,189
Net interest income	64,001	68,019	196,354	199,043
Provision for loan losses	2,924	2,352	4,257	5,937
Net interest income after provision for loan losses	61,077	65,667	192,097	193,106
Non-interest income:
Interchange and card revenue	7,084	9,570	23,127	31,729
Deposit fees	2,002	2,659	5,726	7,918
Bank-owned life insurance	1,869	1,672	5,769	5,297
Mortgage warehouse transactional fees	1,809	2,396	5,663	7,139
Gain on sale of SBA and other loans	1,096	1,144	3,404	3,045
Mortgage banking income	207	257	532	703
Impairment loss on investment securities	—	(8,349)	—	(12,934)
(Loss) gain on sale of investment securities	(18,659)	5,349	(18,659)	8,532
Other	6,676	3,328	13,558	7,741
Total non-interest income	2,084	18,026	39,120	59,170
Non-interest expense:
Salaries and employee benefits	25,462	24,807	78,135	69,569
Technology, communication, and bank operations	11,657	14,401	32,923	33,227
Professional services	4,743	7,403	14,563	21,142
Merger and acquisition related expenses	2,945	—	3,920	—
Occupancy	2,901	2,857	8,876	8,228
FDIC assessments, non-income taxes, and regulatory fees	2,415	2,475	6,750	6,615
Provision for operating losses	1,171	1,509	3,930	4,901
Advertising and promotion	820	404	1,529	1,108
Loan workout	516	915	1,823	1,844
Other real estate owned expenses	66	445	164	550
Other	4,408	5,824	10,521	13,634
Total non-interest expense	57,104	61,040	163,134	160,818
Income before income tax expense	6,057	22,653	68,083	91,458
Income tax expense	28	14,899	14,250	34,236
Net income	6,029	7,754	53,833	57,222
Preferred stock dividends	3,615	3,615	10,844	10,844
Net income available to common shareholders	$2,414	$4,139	$42,989	$46,378
Basic earnings per common share	$0.08	$0.13	$1.36	$1.52
Diluted earnings per common share	$0.07	$0.13	$1.33	$1.42

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,029	$7,754	$53,833	$57,222
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized (losses) gains arising during the period	(1,629)	(3,570)	(47,917)	15,192
Income tax effect	423	1,393	12,458	(5,924)
Reclassification adjustments for losses (gains) on securities included in net income	18,659	(5,349)	18,659	(8,532)
Income tax effect	(4,851)	2,086	(4,851)	3,327
Net unrealized gains (losses) on available-for-sale debt securities	12,602	(5,440)	(21,651)	4,063
Unrealized gains on cash flow hedges:
Unrealized gains (losses) arising during the period	4,062	171	6,830	(189)
Income tax effect	(1,056)	(67)	(1,775)	74
Reclassification adjustment for (gains) losses included in net income	(2,519)	572	(2,647)	2,166
Income tax effect	655	(223)	688	(845)
Net unrealized gains on cash flow hedges	1,142	453	3,096	1,206
Other comprehensive income (loss), net of income tax effect	13,744	(4,987)	(18,555)	5,269
Comprehensive income	$19,773	$2,767	$35,278	$62,491

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, June 30, 2018	9,000,000	$217,471	31,669,643	$32,200	$428,796	$299,990	$(33,997)	$(8,233)	$936,227
Net income	—	—	—	—	—	6,029	—	—	6,029
Other comprehensive income	—	—	—	—	—	—	13,744	—	13,744
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	1,980	—	—	—	1,980
Issuance of common stock under share-based compensation arrangements	—	—	17,697	18	429	—	—	—	447
Balance, September 30, 2018	9,000,000	$217,471	31,687,340	$32,218	$431,205	$302,404	$(20,253)	$(8,233)	$954,812

	Three Months Ended September 30, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, June 30, 2017	9,000,000	$217,471	30,730,784	$31,261	$428,488	$235,938	$5,364	$(8,233)	$910,289
Net income	—	—	—	—	—	7,754	—	—	7,754
Other comprehensive loss	—	—	—	—	—	—	(4,987)	—	(4,987)
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	1,602	—	—	—	1,602
Exercise of warrants	—	—	6,413	6	131	—	—	—	137
Issuance of common stock under share-based compensation arrangements	—	—	50,435	51	(588)	(1)	—	—	(538)
Balance, September 30, 2017	9,000,000	$217,471	30,787,632	$31,318	$429,633	$240,076	$377	$(8,233)	$910,642

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED (CONTINUED)
(amounts in thousands, except shares outstanding data)

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	53,833	—	—	53,833
Other comprehensive loss	—	—	—	—	—	—	(18,555)	—	(18,555)
Preferred stock dividends	—	—	—	—	—	(10,844)	—	—	(10,844)
Share-based compensation expense	—	—	—	—	5,641	—	—	—	5,641
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based compensation arrangements	—	—	299,595	300	3,361	—	—	—	3,661
Balance, September 30, 2018	9,000,000	$217,471	31,687,340	$32,218	$431,205	$302,404	$(20,253)	$(8,233)	$954,812

	Nine Months Ended September 30, 2017
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income	—	—	—	—	—	57,222	—	—	57,222
Other comprehensive income	—	—	—	—	—	—	5,269	—	5,269
Preferred stock dividends	—	—	—	—	—	(10,844)	—		(10,844)
Share-based compensation expense	—	—	—	—	4,536	—	—	—	4,536
Exercise of warrants	—	—	50,387	50	507	—	—	—	557
Issuance of common stock under share-based compensation arrangements	—	—	447,328	448	(2,418)	—	—	—	(1,970)
Balance, September 30, 2017	9,000,000	$217,471	30,787,632	$31,318	$429,633	$240,076	$377	$(8,233)	$910,642

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities		(As Restated)
Net income	$53,833	$57,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,257	5,937
Depreciation and amortization	10,235	7,476
Share-based compensation expense	6,595	5,377
Deferred taxes	6,238	286
Net amortization of investment securities premiums and discounts	1,204	520
Unrealized loss recognized on equity securities	1,533	—
Loss (gain) on sale of investment securities	18,659	(8,532)
Impairment loss on investment securities	—	12,934
Gain on sale of SBA and other loans	(3,880)	(3,553)
Origination of loans held for sale	(22,978)	(32,343)
Proceeds from the sale of loans held for sale	23,936	31,718
Amortization of fair value discounts and premiums	164	93
Net (gain) loss on sales of other real estate owned	(35)	154
Valuation and other adjustments to other real estate owned	124	298
Earnings on investment in bank-owned life insurance	(5,769)	(5,297)
Increase in accrued interest receivable and other assets	(21,525)	(27,862)
Increase (decrease) in accrued interest payable and other liabilities	25,774	(14,106)
Net Cash Provided By Operating Activities	98,365	30,322
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	38,926	36,461
Proceeds from sales of investment securities available for sale	476,182	670,522
Purchases of investment securities available for sale	(763,242)	(796,594)
Origination of mortgage warehouse loans	(21,739,744)	(22,738,383)
Proceeds from repayments of mortgage warehouse loans	22,016,825	22,893,950
Net increase in loans, excluding mortgage warehouse loans	(20,476)	(921,049)
Proceeds from sales of loans	42,211	124,703
Purchase of loans	(347,740)	(262,641)
Purchases of bank-owned life insurance	—	(90,000)
Proceeds from bank-owned life insurance	529	1,418
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	31,712	(30,203)
Purchases of bank premises and equipment	(1,344)	(1,725)
Proceeds from sales of other real estate owned	421	1,680
Purchase of university relationship intangible asset	(1,502)	—
Purchase of leased assets under operating leases	(21,849)	—
Net Cash Used In Investing Activities	(289,091)	(1,111,861)
Cash Flows from Financing Activities
Net increase in deposits	1,713,572	293,301
Net (decrease) increase in short-term borrowed funds from the FHLB	(776,860)	593,543
Net (decrease) increase in federal funds purchased	(155,000)	64,000
(Repayments of) proceeds from issuance of long-term debt	(63,250)	98,564
Preferred stock dividends paid	(10,844)	(10,844)
Exercise of warrants	112	557
Payments of employee taxes withheld from share-based awards	(711)	(4,923)
Proceeds from issuance of common stock	3,418	2,112
Net Cash Provided By Financing Activities	710,437	1,036,310
Net Increase (Decrease) in Cash and Cash Equivalents	519,711	(45,229)
Cash and Cash Equivalents – Beginning	146,323	264,709
Cash and Cash Equivalents – Ending	$666,034	$219,480

	(continued)

Supplementary Cash Flows Information:
Interest paid	$114,973	$70,706
Income taxes paid	4,156	31,545
Non-cash items:
Transfer of loans to other real estate owned	$234	$83
Transfer of loans held for investment to held for sale	—	150,638
Transfer of loans held for sale to held for investment	129,691	—

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. On November 13, 2018, Customers Bancorp filed with the SEC a report on Form 8-K advising that its 2017, 2016, and 2015 audited consolidated financial statements and its interim unaudited consolidated financial statements as of and for the three and six month periods ended March 31, 2018 and 2017 and June 30, 2018 and 2017, respectively, should no longer be relied upon because of incorrect classifications of the cash flows used in and provided by its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment (i.e., loans receivable) on its consolidated balance sheets. These misclassifications have no impact on total cash balances, total loans, total assets, the allowance for loan losses, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted earnings per share, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or other key performance metrics, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. The December 31, 2017 consolidated balance sheet presented in this report has been derived from Customers' audited 2017 consolidated financial statements, restated to correct the classification of the mortgage warehouse loans as held for investment instead of held for sale. Because of a fair value option election that Customers made on July 1, 2012 that continues today, these loans are, and will continue to be, reported at their fair value and accordingly do not have an allowance for loan losses. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements of Customers included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (the "2017 Form 10-K") except to the extent they are affected by the restatement. That Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable; Purchased Loans; Allowance for Loan Losses; Goodwill and Other Intangible Assets; Investments in FHLB, Federal Reserve Bank, and Other Restricted Stock; Other Real Estate Owned; Bank-Owned Life Insurance; Bank Premises and Equipment; Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Business Segments; Derivative Instruments and Hedging; Comprehensive Income (Loss); Earnings per Share; and Loss Contingencies. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year or any other period. There have been no material changes to Customers' significant accounting policies as disclosed in Customers' 2017 Form 10-K, except for the accounting policies related to Cash and Cash Equivalents and Statements of Cash Flows and Loans Held for Sale and Loans at Fair Value as described below.

Restatement of Previously Issued Financial Statements
In November 2018, Customers determined that the cash flow activities associated with its commercial mortgage warehouse lending activities should have been reported as investing activities in its consolidated statements of cash flows because the related loan balances should have been classified as held for investment (i.e., loans receivable). Effective with the filing of this quarterly report on Form 10-Q, Customers changed its accounting policies such that commercial mortgage warehouse loans will be classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on its consolidated balance sheets. The cash flow activities associated with these commercial mortgage warehouse lending activities will be reported as investing activities in the consolidated statements of cash flows.
The following tables set forth the effects of the correction on the consolidated balance sheet as of December 31, 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2017.

	December 31, 2017
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Loans held for sale	$1,939,485	$(1,793,408)	$146,077
Loans receivable, mortgage warehouse, at fair value	—	1,793,408	1,793,408
Total loans receivable, net of allowance for loan losses	6,730,243	1,793,408	8,523,651

	For the Nine Months Ended September 30, 2017
Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Origination of loans held for sale	$(22,770,726)	$22,738,383	$(32,343)
Proceeds from the sale of loans held for sale	22,925,668	(22,893,950)	31,718
Net cash provided by operating activities	185,889	(155,567)	30,322
Origination of mortgage warehouse loans	—	(22,738,383)	(22,738,383)
Proceeds from repayments of mortgage warehouse loans	—	22,893,950	22,893,950
Net cash used in investing activities	(1,267,428)	155,567	(1,111,861)
In addition, the December 31, 2017 comparative balances disclosed in NOTE 6 - LOANS HELD FOR SALE, NOTE 7 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES, and NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, and the comparative balances reported throughout Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this quarterly report on Form 10-Q, have been restated to present the corrected classification.

Presented below are recently issued accounting standards that Customers has adopted as well as those that the Financial Accounting Standards Board (“FASB”) has issued but are not yet effective.
Recently Issued Accounting Standards

Accounting Standards Adopted in 2018

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-13, Fair Value (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement Issued August 2018
•  Eliminates disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements.
•  Clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.
•  Expands disclosures to include unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
•  Certain amendments are applied prospectively and retrospectively.
•  Effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption permitted.
• Customers early adopted on September 30, 2018. • The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) Issued February 2018
•  Clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with ASC 820, Fair Value Measurement.
•  Provides clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date.
•  Effective July 1, 2018 on a prospective basis with early adoption permitted.

•  Customers adopted on July 1, 2018 on a prospective basis.
•  The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements as Customers currently does not have any significant equity securities without readily determinable fair values.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income/(Loss) ("AOCI") Issued February 2018
•  Allows for reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cut and Jobs Act.
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
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities Issued August 2017
•  Aligns the entity's risk management activities and financial reporting for hedging relationships.
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
•  In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which permits the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes.

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
•  The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements. Customers has updated its disclosures in NOTE 10 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES as a result of early adopting this ASU.

ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting Issued May 2017
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

ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets Issued February 2017
•  Clarifies the scope and application of the accounting guidance on the sale of nonfinancial assets to non-customers, including partial sales.
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

ASU 2017-01, Clarifying the Definition of a Business Issued January 2017
•  Narrows the definition of a business and clarifies that to be considered a business, the fair value of gross assets acquired (or disposed of) should not be concentrated in a single identifiable asset or a group of similar identifiable assets.
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

ASU 2016-18, Statement of Cash Flows: Restricted Cash Issued November 2016
•  Requires inclusion of restricted cash in cash and cash equivalents when reconciling the beginning-of-period total amounts shown on the statement of cash flows.
•  Effective January 1, 2018 and requires retrospective application to all periods presented.

•  Customers adopted on January 1, 2018.
•  The adoption did not result in any significant impact on Customers' financial condition, results of operations and consolidated financial statements, including its consolidated statement of cash flows, and therefore did not result in a retrospective application.

Accounting Standards Adopted in 2018 (continued)

Standard	Summary of guidance	Effects on Financial Statements
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory Issued October 2016
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

ASU 2016-15, Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments Issued August 2016
•  Aims to reduce the existing diversity in practice with regards to the classification of the following specific items in the statement of cash flows:
1.
Cash payments for debt prepayment or debt extinguishment costs should be classified as a financing activity.
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

•  Customers adopted on January 1, 2018.
•  The adoption did not result in any significant impact on Customers' financial condition, results of operations and consolidated financial statements, including its consolidated statement of cash flows, and therefore it did not result in a retrospective application.

ASU 2016-04, Liabilities - Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products Issued March 2016
•  Requires issuers of prepaid stored-value products (such as gift cards, telecommunication cards, and traveler's checks), to derecognize the financial liability related to those products for breakage. Breakage is the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash.
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
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities Issued January 2016
•  Requires equity investments with certain exceptions to be measured at fair value with changes in fair value recognized in net income.
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
•  The $1.0 million represented the net unrealized gain on Customers' investment in Religare equity securities at December 31, 2017, as disclosed in NOTE 5 - INVESTMENT SECURITIES.
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
•  Effective January 1 , 2018 and can either be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).

•  Customers adopted on January 1, 2018 on a modified retrospective basis.
•  Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), Customers concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains or losses).
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
•  The adoption of this ASU, did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements. Additional discussion related to the adoption and the required quantitative and qualitative disclosures are included in NOTE 12 - NON-INTEREST REVENUES.

Accounting Standards Issued But Not Yet Adopted

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-15, Internal-Use Software (Subtopic 350-40): Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract Issued August 2018
•  Clarifies that service contracts with hosting arrangements must follow internal-use software guidance Subtopic 350-40 when determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense.
•  Also clarifies that capitalized implementation costs of a hosting arrangement that is a service contract are to be amortized over the term of the hosting arrangement, which includes the noncancelable period of the arrangement plus options to extend the arrangement if reasonably certain to exercise.
•  Clarifies that existing impairment guidance in Subtopic 350-40 must be applied to the capitalized implementation costs as if they were long-lived assets.
•  Applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
•  Effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption permitted.
• Customers is currently evaluating the expected impact of this ASU on its financial condition, results of operations and consolidated financial statements.

ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting Issued June 2018
•  Expands the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services.
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
ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features Issued July 2017
•  Changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.
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

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities Issued March 2017
•  Requires that premiums for certain callable debt securities held be amortized to their earliest call date.
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

ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments Issued June 2016
•  Requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including HTM securities), presents the net amount expected to be collected on the financial asset.
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

•  Customers has established a company-wide, cross-discipline governance structure, which provides implementation oversight and continues evaluating the impact of this ASU and reviewing the loss modeling requirements consistent with lifetime expected loss estimates.
•  Customers has selected a third-party vendor to assist in the implementation process of its new model, which will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions.
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
ASU 2016-02, Leases Issued February 2016
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

•  Customers is in the process of its implementation, which includes evaluating its leasing activities and certain contracts for embedded leases. Customers will be utilizing a lease accounting software solution for its real estate leases and updating processing and internal controls for its leasing activities.
•  Customers expects to recognize a lease liability and a corresponding right-of-use asset, at their present value, to predominately all of the $22 million of future minimum payments required under operating leases as disclosed in Note 10 of Customers’ 2017 Form 10-K, along with any leases entered into or extended during 2018. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation. Customers does not expect material changes to the recognition of operating lease expense in its consolidated statements of income.
•  Customers expects to adopt certain practical expedients available under the new guidance, which will not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess the lease classification for any expired or existing leases, or (3) reassess initial direct costs for any existing leases. Additionally, Customers will elect to apply the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, while continuing to present the comparative periods under Topic 840.
•  Customers does not intend to early adopt this new guidance.

NOTE 3 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$2,414	$4,139	$42,989	$46,378

Weighted-average number of common shares outstanding - basic	31,671,122	30,739,671	31,554,407	30,597,314
Share-based compensation plans	601,622	1,754,480	750,573	2,004,917
Warrants	4,846	18,541	7,475	24,392
Weighted-average number of common shares - diluted	32,277,590	32,512,692	32,312,455	32,626,623

Basic earnings per common share	$0.08	$0.13	$1.36	$1.52
Diluted earnings per common share	$0.07	$0.13	$1.33	$1.42

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive securities:
Share-based compensation awards	1,787,670	409,225	1,105,287	409,225
Warrants	—	52,242	—	52,242
Total anti-dilutive securities	1,787,670	461,467	1,105,287	461,467

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017. All amounts are presented net of tax. Amounts in parentheses indicate reductions to accumulated other comprehensive income.

	Three Months Ended September 30, 2018
	Available-for-sale debt securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - June 30, 2018	$(35,711)	$—	$(35,711)	$1,714	$(33,997)
Other comprehensive income (loss) before reclassifications	(1,206)	—	(1,206)	3,006	1,800
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	13,808	—	13,808	(1,864)	11,944
Net current-period other comprehensive income	12,602	—	12,602	1,142	13,744
Balance - September 30, 2018	$(23,109)	$—	$(23,109)	$2,856	$(20,253)

	Nine Months Ended September 30, 2018
	Available-for-sale securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (2)	(256)	—	(256)	(42)	(298)
Reclassification of net unrealized gains on equity securities (2)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassification adjustments on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Other comprehensive income (loss) before reclassifications	(35,459)	—	(35,459)	5,055	(30,404)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	13,808	—	13,808	(1,959)	11,849
Net current-period other comprehensive income (loss)	(21,651)	—	(21,651)	3,096	(18,555)
Balance - September 30, 2018	$(23,109)	$—	$(23,109)	$2,856	$(20,253)

(1) Reclassification amounts for available-for-sale debt securities are reported as loss on sale of investment securities on the consolidated statements of income. During the three and nine months ended September 30, 2018, reclassification amounts of $18.7 million ($13.8 million net of taxes), respectively, were reported as loss on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as either interest expense on FHLB advances on the consolidated statements of income or other non-interest income on the consolidated statements of income for gains from the discontinuance of cash flow hedge accounting for certain interest rate swaps. During the three and nine months ended September 30, 2018, reclassification amounts of $303 thousand ($224 thousand net of taxes) and $175 thousand ($129 thousand net of taxes) were reported as interest expense on FHLB advances on the consolidated statements of income. During the three and nine months ended September 30, 2018, reclassification amounts of $2.8 million ($2.1 million net of taxes), respectively, were reported as other non-interest income on the consolidated statements of income from the discontinuance of cash flow hedge accounting for certain interest rate swaps.
(2) Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in accumulated other comprehensive income of $1.3 million and a corresponding increase in retained earnings for the same amount. See NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information.

	Three Months Ended September 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - June 30, 2017	$6,822	$(1,458)	$5,364
Other comprehensive income (loss) before reclassifications	(2,177)	104	(2,073)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	(3,263)	349	(2,914)
Net current-period other comprehensive income (loss)	(5,440)	453	(4,987)
Balance - September 30, 2017	$1,382	$(1,005)	$377

	Nine Months Ended September 30, 2017
(amounts in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2016	$(2,681)	$(2,211)	$(4,892)
Other comprehensive income (loss) before reclassifications	9,268	(115)	9,153
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	(5,205)	1,321	(3,884)
Net current-period other comprehensive income	4,063	1,206	5,269
Balance - September 30, 2017	$1,382	$(1,005)	$377

(1) Reclassification amounts for available-for-sale debt securities are reported as gain on sale of investment securities on the consolidated statements of income. During the three and nine months ended September 30, 2017, reclassification amounts of $5.3 million ($3.3 million net of taxes) and $8.5 million ($5.2 million net of taxes), respectively, were reported as gain on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income. During the three and nine months ended September 30, 2017, reclassification amounts of $572 thousand ($349 thousand net of taxes) and $2.2 million ($1.3 million net of taxes) were reported as interest expense on FHLB advances on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of September 30, 2018 and December 31, 2017 are summarized in the tables below:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$316,785	$—	$(11,367)	$305,418
Corporate notes	381,475	347	(20,208)	361,614
Available-for-sale debt securities	$698,260	$347	$(31,575)	667,032
Equity securities (1)				1,819
Total investment securities, at fair value				$668,851
(1) Includes equity securities issued by a foreign entity that are being measured at fair value with changes in fair value recognized directly in earnings effective January 1, 2018 as a result of adopting ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (see NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional information related to the adoption of this new standard).

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
The following table presents proceeds from the sale of investment securities and gross gains and gross losses realized on those sales for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$476,182	$554,540	$476,182	$670,522

Gross gains	$—	$5,349	$—	$8,532
Gross losses	(18,659)	—	(18,659)	—
Net (losses)/gains	$(18,659)	$5,349	$(18,659)	$8,532
These (losses)/gains were determined using the specific identification method and were reported as (loss) gain on sale of investment securities included in non-interest income on the consolidated statements of income.

The following table shows debt securities by stated maturity.  Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2018
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	229,807	218,904
Due after ten years	151,668	142,710
Agency-guaranteed residential mortgage-backed securities	316,785	305,418
Total debt securities	$698,260	$667,032

Gross unrealized losses and fair value of Customers' available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$305,418	$(11,367)	$—	$—	$305,418	$(11,367)
Corporate notes	321,303	(20,208)	—	—	321,303	(20,208)
Total	$626,721	$(31,575)	$—	$—	$626,721	$(31,575)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$104,861	$(656)	$66,579	$(2,143)	$171,440	$(2,799)
Agency-guaranteed commercial real estate mortgage-backed securities	115,970	(740)	6,151	(29)	122,121	(769)
Total	$220,831	$(1,396)	$72,730	$(2,172)	$293,561	$(3,568)

At September 30, 2018, there were twenty-eight available-for-sale debt securities in the less-than-twelve-month category and no available-for-sale debt securities in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were due to an upward shift in interest rates that resulted in a negative impact on the respective note's fair value. All amounts related to the mortgage-backed securities and the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.

During the three and nine month periods ended September 30, 2017, Customers recorded other-than-temporary impairment losses of $8.3 million and $12.9 million, respectively, related to its equity holdings in Religare Enterprises Ltd. ("Religare") for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017 because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million, which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes as Customers currently does not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.
As described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized loss of $1.2 million and $1.5 million being recognized in other non-interest income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018, respectively.
At September 30, 2018 and December 31, 2017, Customers Bank had pledged investment securities aggregating $187.1 million and $16.9 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE - As Restated
The composition of loans held for sale as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
(amounts in thousands)		(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	1,383	1,886
Loans held for sale	$1,383	$146,077

Effective March 31, 2018, Customers Bank transferred $129.7 million of multi-family loans from loans held for sale to loan receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which approximated their fair value at the time of transfer.

On June 30, 2017, Customers Bank transferred $150.6 million of multi-family loans from held for investment to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2017, the carrying value of these loans approximated their fair value. Accordingly, a lower of cost or fair value adjustment was not recorded as of December 31, 2017. See NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information on the reclassification of loans previously reported as held for sale.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - As Restated
The following table presents loans receivable as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
(amounts in thousands)		(As Restated)

Loans receivable, mortgage warehouse, at fair value	$1,516,327	$1,793,408
Loans receivable:
Commercial:
Multi-family	3,504,540	3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,841,704	1,633,818
Commercial real estate non-owner occupied	1,157,849	1,218,719
Construction	95,250	85,393
Total commercial loans receivable	6,599,343	6,440,311
Consumer:
Residential real estate	509,853	234,090
Manufactured housing	82,589	90,227
Other	51,210	3,547
Total consumer loans receivable	643,652	327,864
Loans receivable	7,242,995	6,768,175
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(3,045)	83
Allowance for loan losses	(40,741)	(38,015)
Total loans receivable, net of allowance for loan losses	$8,715,536	$8,523,651

Customers' total loans receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment.

Loans receivable mortgage warehouse, at fair value:

Mortgage warehouse loans consist of commercial loans to mortgage companies. These mortgage warehouse lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The mortgage warehouse loans receivable are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life of 25 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

At September 30, 2018 and December 31, 2017, all of Customers' commercial mortgage warehouse loans were current in terms of payment. Because these loans are reported at their fair value, they do not have an allowance for loan loss and are therefore excluded from allowance for loan losses related disclosures.

Loans receivable:
The following tables summarize loans receivable by loan type and performance status as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$1,343	$3,501,450	$1,747	$3,504,540
Commercial and industrial	418	—	418	13,287	1,271,813	572	1,286,090
Commercial real estate owner occupied	—	—	—	1,298	545,647	8,669	555,614
Commercial real estate non-owner occupied	—	—	—	158	1,153,107	4,584	1,157,849
Construction	—	—	—	—	95,250	—	95,250
Residential real estate	2,321	—	2,321	5,522	497,211	4,799	509,853
Manufactured housing (5)	3,475	2,300	5,775	1,921	72,777	2,116	82,589
Other consumer	45	—	45	112	50,832	221	51,210
Total	$6,259	$2,300	$8,559	$23,641	$7,188,087	$22,708	$7,242,995

	December 31, 2017
	30-89 Days Past Due (1)	90 Days Or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased- Credit- Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$4,900	$—	$4,900	$—	$3,495,600	$1,881	$3,502,381
Commercial and industrial	103	—	103	17,392	1,130,831	764	1,149,090
Commercial real estate owner occupied	202	—	202	1,453	472,501	10,572	484,728
Commercial real estate non-owner occupied	93	—	93	160	1,213,216	5,250	1,218,719
Construction	—	—	—	—	85,393	—	85,393
Residential real estate	7,628	—	7,628	5,420	215,361	5,681	234,090
Manufactured housing (5)	4,028	2,743	6,771	1,959	78,946	2,551	90,227
Other consumer	116	—	116	31	3,184	216	3,547
Total	$17,070	$2,743	$19,813	$26,415	$6,695,032	$26,915	$6,768,175

(1)	Includes past due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

(3)
Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Due to the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.

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

As of September 30, 2018 and December 31, 2017, the Bank had $0.4 million and $0.3 million, respectively, of residential real estate held in other real estate owned. As of September 30, 2018 and December 31, 2017, the Bank had initiated foreclosure proceedings on $2.1 million and $1.6 million, respectively, in loans secured by residential real estate.

Allowance for loan losses
The changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, and the loans and allowance for loan losses by loan type based on impairment-evaluation method as of September 30, 2018 and December 31, 2017 are presented in the tables below.

Three Months Ended September 30, 2018	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2018	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288
Charge-offs	—	(90)	—	—	—	—	—	(437)	(527)
Recoveries	—	30	—	5	11	6	—	4	56
Provision for loan losses	(240)	516	164	(254)	59	987	(55)	1,747	2,924
Ending Balance, September 30, 2018	$11,829	$12,714	$3,152	$6,449	$1,062	$3,901	$94	$1,540	$40,741
Nine Months Ended September 30, 2018
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(314)	(501)	—	—	(407)	—	(1,155)	(2,377)
Recoveries	—	205	326	5	231	69	—	10	846
Provision for loan losses	(339)	1,905	95	(993)	(148)	1,310	(86)	2,513	4,257
Ending Balance, September 30, 2018	$11,829	$12,714	$3,152	$6,449	$1,062	$3,901	$94	$1,540	$40,741

As of September 30, 2018
Loans:
Individually evaluated for impairment	$1,343	$13,353	$1,335	$158	$—	$8,581	$10,378	$112	$35,260
Collectively evaluated for impairment	3,501,450	1,272,165	545,610	1,153,107	95,250	496,473	70,095	50,877	7,185,027
Loans acquired with credit deterioration	1,747	572	8,669	4,584	—	4,799	2,116	221	22,708
Total loans receivable (1)	$3,504,540	$1,286,090	$555,614	$1,157,849	$95,250	$509,853	$82,589	$51,210	$7,242,995
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,381	$80	$—	$—	$306	$4	$—	$1,771
Collectively evaluated for impairment	11,829	10,881	3,072	4,298	1,062	3,072	88	1,471	35,773
Loans acquired with credit deterioration	—	452	—	2,151	—	523	2	69	3,197
Allowance for loan losses	$11,829	$12,714	$3,152	$6,449	$1,062	$3,901	$94	$1,540	$40,741

Three Months Ended September 30, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2017	$12,028	$11,585	$2,976	$7,786	$716	$2,995	$268	$104	$38,458
Charge-offs	—	(2,032)	—	(77)	—	(120)	—	(356)	(2,585)
Recoveries	—	54	—	—	27	7	—	1	89
Provision for loan losses	668	966	262	(53)	104	72	(77)	410	2,352
Ending Balance, September 30, 2017	$12,696	$10,573	$3,238	$7,656	$847	$2,954	$191	$159	$38,314
Nine Months Ended September 30, 2017
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(4,079)	—	(485)	—	(410)	—	(602)	(5,576)
Recoveries	—	337	9	—	157	34	—	101	638
Provision for loan losses	1,094	3,265	1,046	247	(150)	(12)	(95)	542	5,937
Ending Balance, September 30, 2017	$12,696	$10,573	$3,238	$7,656	$847	$2,954	$191	$159	$38,314
As of December 31, 2017
Loans:
Individually evaluated for impairment	$—	$17,461	$1,448	$160	$—	$9,247	$10,089	$30	$38,435
Collectively evaluated for impairment	3,500,500	1,130,865	472,708	1,213,309	85,393	219,162	77,587	3,301	6,702,825
Loans acquired with credit deterioration	1,881	764	10,572	5,250	—	5,681	2,551	216	26,915
Total loans receivable	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
Allowance for loan losses:
Individually evaluated for impairment	$—	$650	$642	$—	$—	$155	$4	$—	$1,451
Collectively evaluated for impairment	12,168	9,804	2,580	4,630	979	2,177	82	117	32,537
Loans acquired with credit deterioration	—	464	10	2,807	—	597	94	55	4,027
Allowance for loan losses	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Certain manufactured housing loans were purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At September 30, 2018 and December 31, 2017, funds available for reimbursement, if necessary, were $0.5 million and $0.6 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of September 30, 2018 and December 31, 2017 and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2018 and 2017. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Recorded Investment Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance:
Multi-family	$1,343	$1,343	$—	$1,343	$—	$672	$8
Commercial and industrial	9,888	10,224	—	7,765	166	7,623	168
Commercial real estate owner occupied	704	1,187	—	711	—	711	—
Commercial real estate non-owner occupied	158	271	—	1,347	—	774	8
Other consumer	112	112	—	103	1	83	1
Residential real estate	4,259	4,504	—	4,281	23	3,952	25
Manufactured housing	10,152	10,152	—	10,147	144	10,011	421
With an allowance recorded:
Commercial and industrial	3,465	3,648	1,381	5,787	27	7,089	39
Commercial real estate owner occupied	631	631	80	336	9	546	11
Residential real estate	4,322	4,329	306	4,398	61	4,760	124
Manufactured housing	226	226	4	227	4	225	10
Total	$35,260	$36,627	$1,771	$36,445	$435	$36,446	$815

	December 31, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Recorded Investment Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no recorded allowance:
Commercial and industrial	$9,138	$9,287	$—	$13,345	$354	$8,796	$450
Commercial real estate owner occupied	806	806	—	1,744	15	1,589	18
Commercial real estate non-owner occupied	160	272	—	184	91	989	93
Other consumer	30	30	—	44	—	50	—
Residential real estate	3,628	3,801	—	5,228	125	4,865	126
Manufactured housing	9,865	9,865	—	10,243	164	10,038	457
With an allowance recorded:
Commercial and industrial	8,323	8,506	650	1,963	—	5,400	22
Commercial real estate owner occupied	642	642	642	1,056	1	950	3
Commercial real estate non-owner occupied	—	—	—	51	—	94	—
Other consumer	—	—	—	12	—	6	—
Residential real estate	5,619	5,656	155	2,862	—	2,729	84
Manufactured housing	224	224	4	114	—	108	8
Total	$38,435	$39,089	$1,451	$36,846	$750	$35,614	$1,261

Troubled Debt Restructurings
At September 30, 2018 and December 31, 2017, there were $19.4 million and $20.4 million, respectively, in loans reported as troubled debt restructurings (“TDRs”). TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modifications of purchased-credit-impaired loans that are accounted for within loan pools in accordance with the accounting standards for purchased-credit-impaired loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.
The following table presents total TDRs based on loan type and accrual status at September 30, 2018 and December 31, 2017. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	September 30, 2018			December 31, 2017
	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
(amounts in thousands)
Commercial and industrial	$66	$5,311	$5,377	$63	$5,939	$6,002
Commercial real estate owner occupied	37	—	37	—	—	—
Manufactured housing	8,457	1,781	10,238	8,130	1,766	9,896
Residential real estate	3,059	698	3,757	3,828	703	4,531
Other consumer	—	13	13	—	—	—
Total TDRs	$11,619	$7,803	$19,422	$12,021	$8,408	$20,429
The following table presents loans modified in a troubled debt restructuring by type of concession for the three and nine months ended September 30, 2018 and 2017. There were no modifications that involved forgiveness of debt for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	—	$—	1	$60
Interest-rate reductions	8	473	3	122
Total	8	$473	4	$182

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	1	$56	4	$6,263
Interest-rate reductions	32	1,402	32	1,297
Total	33	$1,458	36	$7,560

The following table provides, by loan type, the number of loans modified in troubled debt restructurings, and the related recorded investment, during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Manufactured housing	7	$321	4	$182
Residential real estate	1	152	—	—
Total loans	8	$473	4	$182

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	3	$6,203
Manufactured housing	30	1,093	33	1,357
Residential real estate	2	352	—	—
Other consumer	1	13	—	—
Total loans	33	$1,458	36	$7,560

As of September 30, 2018 and December 31, 2017, except for one commercial and industrial loan with an outstanding commitment of $1.5 million and $2.1 million, respectively, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of September 30, 2018, there were no loans modified in a TDR within the past twelve months that defaulted on payments. As of September 30, 2017, ten manufactured housing loans totaling $0.5 million, that were modified in TDRs within the past twelve months, defaulted on payments.

Loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. There was no allowance recorded as a result of TDR modifications during the three and nine months ended September 30, 2018. There was no allowance recorded as a result of TDR modifications during the three months ended September 30, 2017. For the nine months ended September 30, 2017, there was one allowance recorded resulting from TDR modifications, totaling $1 thousand for one manufactured housing loan.

Purchased-Credit-Impaired Loans
The changes in accretable yield related to purchased-credit-impaired loans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018	2017
(amounts in thousands)
Accretable yield balance as of June 30,	$7,403	$9,006
Accretion to interest income	(310)	(368)
Reclassification from nonaccretable difference and disposals, net	(4)	(276)
Accretable yield balance as of September 30,	$7,089	$8,362

	Nine Months Ended September 30,
	2018	2017
(amounts in thousands)
Accretable yield balance as of December 31,	$7,825	$10,202
Accretion to interest income	(1,164)	(1,326)
Reclassification from nonaccretable difference and disposals, net	428	(514)
Accretable yield balance as of September 30,	$7,089	$8,362

Credit Quality Indicators
The allowance for loan losses represents management's estimate of probable losses in Customers loans receivable portfolio, excluding mortgage warehouse loans carried under the fair value option. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
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

The following tables present the credit ratings of loans receivable as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Multi-Family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
(amounts in thousands)
Pass/Satisfactory	$3,399,892	$1,235,945	$539,252	$1,084,388	$95,250	$—	$—	$—	$6,354,727
Special Mention	81,253	7,756	8,793	30,406	—	—	—	—	128,208
Substandard	23,395	42,389	7,569	43,055	—	—	—	—	116,408
Performing (1)	—	—	—	—	—	502,010	74,893	51,053	627,956
Non-performing (2)	—	—	—	—	—	7,843	7,696	157	15,696
Total	$3,504,540	$1,286,090	$555,614	$1,157,849	$95,250	$509,853	$82,589	$51,210	$7,242,995

	December 31, 2017
	Multi-Family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
(amounts in thousands)
Pass/Satisfactory	$3,438,554	$1,118,889	$471,826	$1,185,933	$85,393	$—	$—	$—	$6,300,595
Special Mention	53,873	7,652	5,987	31,767	—	—	—	—	99,279
Substandard	9,954	22,549	6,915	1,019	—	—	—	—	40,437
Performing (1)	—	—	—	—	—	221,042	81,497	3,400	305,939
Non-performing (2)	—	—	—	—	—	13,048	8,730	147	21,925
Total	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175

(1)	Includes residential real estate, manufactured housing, and other consumer loans not subject to risk ratings.

(2)	Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.

(3)	Excludes mortgage warehouse loans carried under the fair value option.

Loan Purchases and Sales

During third quarter 2018, Customers purchased $72.7 million of mortgage and consumer loans from third party financial institutions. The purchase price was 95.3% of loans outstanding. During third quarter 2018, Customers sold $12.1 million of Small Business Administration (SBA) loans resulting in a gain on sale of $1.1 million. There were no loan purchases during third quarter 2017. In third quarter 2017, Customers sold $11.0 million of SBA loans resulting in a gain on sale of $1.1 million.

In second quarter 2018, Customers purchased $277.4 million of thirty-year fixed-rate residential mortgage loans from a third party financial institution. The purchase price was 100.4% of loans outstanding. During second quarter 2018, Customers sold $11.7 million of SBA loans resulting in a gain on sale of $0.9 million. In second quarter 2017, Customers purchased $90 million of thirty-year fixed-rate residential mortgage loans from a third party financial institution. The purchase price was 101.0% of loans outstanding. In second quarter 2017, Customers sold $7.0 million of SBA loans resulting in a gain on sale of $0.6 million.

Customers did not purchase any loans during first quarter 2018. During first quarter 2018, Customers sold $15.0 million of SBA loans resulting in a gain on sale of $1.4 million. In first quarter 2017, Customers purchased $174.2 million of thirty-year fixed-rate residential mortgage loans from a third party financial institution. The purchase price was 98.5% of loans outstanding. In first quarter 2017, Customers sold $94.9 million of multi-family loans for $95.4 million resulting in a gain on sale of $0.5 million and $8.7 million of SBA loans resulting in a gain on sale of $0.8 million.

None of the purchases and sales during the three and nine months ended September 30, 2018 and 2017 materially affected the credit profile of Customers’ loan portfolio.

Loans Pledged as Collateral

Customers has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") and Federal Reserve Bank of Philadelphia ("FRB") in the amount of $5.5 billion at both September 30, 2018 and December 31, 2017.

NOTE 8 — REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2018 and December 31, 2017, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$740,968	8.703%	$383,113	4.500%	N/A	N/A	$542,744	6.375%
Customers Bank	$1,054,869	12.393%	$383,042	4.500%	$553,282	6.500%	$542,642	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$958,418	11.257%	$510,818	6.000%	N/A	N/A	$670,448	7.875%
Customers Bank	$1,054,869	12.393%	$510,722	6.000%	$680,963	8.000%	$670,323	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,080,245	12.688%	$681,090	8.000%	N/A	N/A	$840,721	9.875%
Customers Bank	$1,204,825	14.154%	$680,963	8.000%	$851,204	10.000%	$840,563	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$958,418	8.913%	$430,099	4.000%	N/A	N/A	$430,099	4.000%
Customers Bank	$1,054,869	9.814%	$429,939	4.000%	$537,423	5.000%	$429,939	4.000%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%

The Basel III risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio" or certain elective distributions would be limited. The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is being phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

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
NOTE 9 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - As Restated
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2018 and December 31, 2017:

Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities and available-for-sale debt securities are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans receivable - Commercial mortgage warehouse loans (fair value option):
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized because at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 25 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at September 30, 2018 and December 31, 2017 were as follows.

			Fair Value Measurements at September 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$666,034	$666,034	$666,034	$—	$—
Debt securities, available for sale	667,032	667,032	—	667,032	—
Equity securities	1,819	1,819	1,819	—	—
Loans held for sale	1,383	1,383	—	1,383	—
Total loans receivable, net of allowance for loan losses	8,715,536	8,646,346	—	1,516,327	7,130,019
FHLB, Federal Reserve Bank and other restricted stock	74,206	74,206	—	74,206	—
Derivatives	22,613	22,613	—	22,491	122
Liabilities:
Deposits	$8,513,714	$8,506,804	$6,120,233	$2,386,571	$—
FHLB advances	835,000	834,968	—	834,968	—
Other borrowings	123,779	124,724	—	124,724	—
Subordinated debt	108,953	114,400	—	114,400	—
Derivatives	15,684	15,684	—	15,684	—

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets:
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale (as restated)	146,077	146,251	—	1,886	144,365
Total loans receivable, net of allowance for loan losses (as restated)	8,523,651	8,470,171	—	1,793,408	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities:
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$305,418	$—	$305,418
Corporate notes	—	361,614	—	361,614
Equity securities	1,819	—	—	1,819
Derivatives	—	22,491	122	22,613
Loans held for sale – fair value option	—	1,383	—	1,383
Loans receivable, mortgage warehouse - fair value option	—	1,516,327	—	1,516,327
Total assets - recurring fair value measurements	$1,819	$2,207,233	$122	$2,209,174
Liabilities
Derivatives	$—	$15,684	$—	$15,684
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,771	$—	$—	$7,295	$7,295
Other real estate owned	—	—	1,078	1,078
Total assets - nonrecurring fair value measurements	$—	$—	$8,373	$8,373

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands) (as restated)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$183,458	$—	$183,458
Agency-guaranteed commercial real estate mortgage-backed securities	—	238,472	—	238,472
Corporate notes	—	46,089	—	46,089
Equity securities	3,352	—	—	3,352
Derivatives	—	9,692	60	9,752
Loans held for sale – fair value option (as restated)	—	1,886	—	1,886
Loans receivable, mortgage warehouse - fair value option (as restated)	—	1,793,408	—	1,793,408
Total assets - recurring fair value measurements	$3,352	$2,273,005	$60	$2,276,417
Liabilities
Derivatives	$—	$10,074	$—	$10,074
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,451	$—	$—	$13,902	$13,902
Other real estate owned	—	—	1,449	1,449
Total assets - nonrecurring fair value measurements	$—	$—	$15,351	$15,351

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2018 and 2017 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 10 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
	2018	2017
(amounts in thousands)
Balance at June 30	$133	$102
Issuances	122	103
Settlements	(133)	(102)
Balance at September 30	$122	$103

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
	2018	2017
(amounts in thousands)
Balance at December 31	$60	$45
Issuances	338	300
Settlements	(276)	(242)
Balance at September 30	$122	$103

There were no transfers between levels during the three and nine months ended September 30, 2018 and 2017.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2018 and December 31, 2017 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans - Real Estate	$5,211	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans - C&I	2,084	Business asset valuation (3)	Business asset valuation adjustments (4)	6% - 63% (12%)
Other real estate owned	1,078	Collateral appraisal (1)	Liquidation expenses (2)	8% - 10% (8%)
Residential mortgage loan commitments	122	Adjusted market bid	Pull-through rate	90% - 90% (90%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans	$13,902	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Other real estate owned	1,449	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Residential mortgage loan commitments	60	Adjusted market bid	Pull-through rate	90% - 90% (90%)

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Appraisals are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percentage of the appraisal.

(3)	Business asset valuation obtained from independent party.

(4)
Business asset valuations may be adjusted by management for qualitative factors including economic conditions and the condition of the business assets. The range and weighted average of the business asset adjustments are presented as a percent of the business asset valuation.

NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
Customers' objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest-rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the three months ended September 30, 2018, Customers recognized gains of $2.8 million in other non-interest income on discontinued cash flow hedge accounting for three interest rate swaps with notional amounts totaling $500 million.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $1.0 million from accumulated other comprehensive income as a reduction to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 33 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

At September 30, 2018, Customers had eight outstanding interest rate derivatives with notional amounts totaling $835.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest rate risk. The outstanding cash flow hedges at September 30, 2018 expire between October 2018 and July 2021.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At September 30, 2018, Customers had 98 interest rate swaps with an aggregate notional amount of $956.8 million related to this program. At December 31, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $800.5 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2018 and December 31, 2017, Customers had an outstanding notional balance of residential mortgage loan commitments of $6.1 million and $2.7 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2018 and December 31, 2017, Customers had outstanding notional balances of credit derivatives of $95.5 million and $80.5 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$3,859	Other liabilities	$—
Total		$3,859		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$18,596	Other liabilities	$15,653
Credit contracts	Other assets	36	Other liabilities	31
Residential mortgage loan commitments	Other assets	122	Other liabilities	—
Total		$18,754		$15,684

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$816	Other liabilities	$1,140
Total		$816		$1,140
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$8,776	Other liabilities	$8,897
Credit contracts	Other assets	100	Other liabilities	37
Residential mortgage loan commitments	Other assets	60	Other liabilities	—
Total		$8,936		$8,934

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,139
Credit contracts	Other non-interest income	156
Residential mortgage loan commitments	Mortgage banking income	(11)
Total		$1,284

	Three Months Ended September 30, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$91
Credit contracts	Other non-interest income	(6)
Residential mortgage loan commitments	Mortgage banking income	1
Total		$86

	Nine Months Ended September 30, 2018
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,472
Credit contracts	Other non-interest income	119
Residential mortgage loan commitments	Mortgage banking income	62
Total		$1,653

	Nine Months Ended September 30, 2017
	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$429
Credit contracts	Other non-interest income	(5)
Residential mortgage loan commitments	Mortgage banking income	58
Total		$482

	Three Months Ended September 30, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,006	Interest expense	$(303)
		Other non-interest income (2)	2,822
Total			$2,519

	Three Months Ended September 30, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$104	Interest expense	$(572)

	Nine Months Ended September 30, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$5,055	Interest expense	$(175)
		Other non-interest income (2)	2,822
Total			$2,647

	Nine Months Ended September 30, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivative in cash flow hedging relationships:
Interest rate swaps	$(115)	Interest expense	$(2,166)

(1) Amounts presented are net of taxes. See NOTE 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
(2) Includes income recognized from discontinued cash flow hedges.

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2018, all derivatives with major derivative dealer counterparties were in a net asset position.
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
Offsetting of Financial Assets and Derivative Assets
At September 30, 2018

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$20,688	$—	$20,688	$—	$19,330	$1,358
Offsetting of Financial Liabilities and Derivative Liabilities
At September 30, 2018

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$1,924	$—	$1,924	$—	$2	$1,922

Offsetting of Financial Assets and Derivative Assets
At December 31, 2017

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,930	$—	$5,930	$—	$5,070	$860
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2017

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Pledged
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,058	$—	$5,058	$—	$4,872	$186

NOTE 11 — BUSINESS SEGMENTS
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

The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide. BankMobile is a full-service banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition.

The following tables present the operating results for Customers' reportable business segments for the three and nine month periods ended September 30, 2018 and 2017. The segment financial results include directly attributable revenues and expenses. Corporate overhead costs were assigned to the Community Business Banking segment as those expenses were expected to continue following the planned spin-off of BankMobile. Similarly, the preferred stock dividends have been allocated in their entirety to the Community Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 24.57% for 2018 and 37.25% for 2017, respectively.

Please refer to NOTE 13 - SUBSEQUENT EVENTS for more information on the spin-off of BankMobile.

	Three Months Ended September 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$106,156	$3,889	$110,045
Interest expense	45,982	62	46,044
Net interest income	60,174	3,827	64,001
Provision for loan losses	2,502	422	2,924
Non-interest income	(7,756)	9,840	2,084
Non-interest expense	36,115	20,989	57,104
Income (loss) before income tax expense (benefit)	13,801	(7,744)	6,057
Income tax expense (benefit)	1,930	(1,902)	28
Net income (loss)	11,871	(5,842)	6,029
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$8,256	$(5,842)	$2,414

	Three Months Ended September 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (1)	$95,585	$2,700	$98,285
Interest expense	30,250	16	30,266
Net interest income	65,335	2,684	68,019
Provision for loan losses	1,874	478	2,352
Non-interest income	4,190	13,836	18,026
Non-interest expense	33,990	27,050	61,040
Income (loss) before income tax expense (benefit)	33,661	(11,008)	22,653
Income tax expense (benefit)	18,999	(4,100)	14,899
Net income (loss)	14,662	(6,908)	7,754
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$11,047	$(6,908)	$4,139

(1) Amounts reported include funds transfer pricing of $3.9 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

	Nine Months Ended September 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (2)	$302,820	$11,829	$314,649
Interest expense	118,081	214	118,295
Net interest income	184,739	11,615	196,354
Provision for loan losses	3,128	1,129	4,257
Non-interest income	8,147	30,973	39,120
Non-interest expense	108,168	54,966	163,134
Income (loss) before income tax expense (benefit)	81,590	(13,507)	68,083
Income tax expense (benefit)	17,567	(3,317)	14,250
Net income (loss)	64,023	(10,190)	53,833
Preferred stock dividends	10,844	—	10,844
Net income (loss) available to common shareholders	$53,179	$(10,190)	$42,989

As of September 30, 2018
Goodwill and other intangibles	$3,629	$13,196	$16,825
Total assets	$10,542,175	$74,929	$10,617,104
Total deposits	$7,781,225	$732,489	$8,513,714
Total non-deposit liabilities	$1,134,251	$14,327	$1,148,578

	Nine Months Ended September 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Interest income (2)	$265,524	$9,708	$275,232
Interest expense	76,134	55	76,189
Net interest income	189,390	9,653	199,043
Provision for loan losses	5,459	478	5,937
Non-interest income	16,587	42,583	59,170
Non-interest expense	94,704	66,114	160,818
Income (loss) before income tax expense (benefit)	105,814	(14,356)	91,458
Income tax expense (benefit)	39,584	(5,348)	34,236
Net income (loss)	66,230	(9,008)	57,222
Preferred stock dividends	10,844	—	10,844
Net income (loss) available to common shareholders	$55,386	$(9,008)	$46,378

As of September 30, 2017
Goodwill and other intangibles	$3,632	$12,972	$16,604
Total assets	$10,405,452	$66,377	$10,471,829
Total deposits	$6,815,994	$781,082	$7,597,076
Total non-deposit liabilities	$1,947,213	$16,898	$1,964,111

(2) Amounts reported include funds transfer pricing of $11.8 million and $9.7 million for the nine months ended September 30, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

NOTE 12 - NON-INTEREST REVENUES

As provided in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, Customers' adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, did not have a significant impact to Customers' consolidated financial statements and, as such, a cumulative effect adjustment to beginning retained earnings was not necessary. Customers determined that its debit and prepaid card interchange income, previously reported on a gross basis for periods prior to adoption, will need to be presented on a net basis under this ASU. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under ASC 605. Debit and prepaid card interchange expense for the three months ended September 30, 2018 and 2017 amounted to $1.2 million and $1.2 million, respectively. Debit and prepaid card interchange expense for the nine months ended September 30, 2018 and 2017 amounted to $3.9 million and $4.4 million, respectively.

In addition, as part of the enhanced disclosure requirements under the new guidance, Customers is presenting disaggregated revenue by business segment, nature of the revenue stream, and the pattern or timing of revenue recognition. The accounting treatment for interest-related revenues is covered under ASC 310 and is out of the scope of ASC 606.

The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$181	$6,903	$7,084
Deposit Fees	311	1,691	2,002
University Fees - Card and Disbursement Fees	—	261	261
Total revenue recognized at point in time	492	8,855	9,347
Revenue recognized over time:
University Fees - Subscription Revenue	—	950	950
Total revenue recognized over time	—	950	950
Total revenue from contracts with customers	$492	$9,805	$10,297

	Three Months Ended September 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$215	$9,355	$9,570
Deposit Fees	321	2,338	2,659
University Fees - Card and Disbursement Fees	—	283	283
Total revenue recognized at point in time	536	11,976	12,512
Revenue recognized over time:
University Fees - Subscription Revenue	—	829	829
Total revenue recognized over time	—	829	829
Total revenue from contracts with customers	$536	$12,805	$13,341

	Nine Months Ended September 30, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$588	$22,539	$23,127
Deposit Fees	892	4,834	5,726
University Fees - Card and Disbursement Fees	—	772	772
Total revenue recognized at point in time	1,480	28,145	29,625
Revenue recognized over time:
University Fees - Subscription Revenue	—	2,727	2,727
Total revenue recognized over time	—	2,727	2,727

Total revenue from contracts with customers	$1,480	$30,872	$32,352

	Nine Months Ended September 30, 2017
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and Card Revenue	$544	$31,185	$31,729
Deposit Fees	902	7,016	7,918
University Fees - Card and Disbursement Fees	—	878	878
Total revenue recognized at point in time	1,446	39,079	40,525
Revenue recognized over time:
University Fees - Subscription Revenue	—	2,408	2,408
Total revenue recognized over time	—	2,408	2,408
Total revenue from contracts with customers	$1,446	$41,487	$42,933

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

Deposit fees

Deposit fees relate to service charges on deposit accounts for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop-payment charges, wire transfer fees, cashier and money order fees are recognized at the time the transaction is executed. Account maintenance fees, which relate primarily to monthly maintenance and account analysis fees, are earned on a monthly basis representing the period over which Customers satisfies its performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the depositor's account balance.

The revenues recognized at a point in time primarily consist of contracts with no specified terms, but which may be terminated at any time by the customer without penalty. Due to the transactional nature and indefinite term of these agreements, there were no related contract balances that were recorded for these revenue streams on Customers' consolidated balance sheets as of September 30, 2018 and December 31, 2017.

University fees

University fees represent revenues from higher education institutions and are generated from fees charged for the services provided. For higher education institution clients, Customers, through BankMobile, facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, higher education institution clients are charged an annual subscription fee and/or per-transaction fee (e.g., new card or card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed. BankMobile also enters into long-term (generally three- or five-year initial term) contracts with higher education institutions to provide these refund management disbursement services. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. The deferred revenues are earned over the service period on a straight-line basis. As of September 30, 2018 and December 31, 2017, Customers recorded deferred revenue of $2.8 million and $2.0 million, respectively, related to these university subscription contracts. At September 30, 2018 and December 31, 2017, Customers had accounts receivable of $1.5 million and $1.1 million, respectively, related to the university fee arrangements.

NOTE 13 – SUBSEQUENT EVENTS

On October 18, 2018, the Amended and Restated Purchase and Assumption Agreement and Plan of Merger (the "Agreement"), dated November 17, 2017 by and among Customers Bancorp, its subsidiary, Customers Bank, and Customers Bank's subsidiary, BankMobile Technologies, Inc. ("BMT") and Flagship Community Bank ("Flagship"), was terminated. In connection with the termination of the Agreement, Customers Bancorp recognized merger and acquisition related expenses of $2.7 million during third quarter 2018 for amounts that, under the terms of the Agreement, would have been reimbursed by Flagship only upon completion of the spin-off and merger.

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2018.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2017 Form 10-K.

Restatement of Previously Issued Financial Statements

In November 2018, Customers determined that commercial mortgage warehouse loans should have been classified as loans receivable, rather than loans held for sale. Additional discussion regarding the correction in classification error of mortgage warehouse loans is included in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

Critical Accounting Policies

Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2017 Form 10-K and updated in this Form 10-Q for the quarterly period ended September 30, 2018 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."

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

Overview
As previously disclosed, Customers intends to retain and operate BankMobile for the next 2 - 3 years while its spin-off plans are put on hold as a result of regulatory complications. Management recently announced its first White-Label partnership with T-Mobile, which is expected to be launched in fourth quarter 2018 and provide significant benefits to the overall profitability of BankMobile, beginning as early as the end of 2019.
Customers' strategic priorities include maintaining a balance sheet below $10 billion in total assets to improve capital ratios, enhance liquidity, expand net interest margin, and maximize the return of average assets. Longer-term goals include a net interest margin target of 2.75% within the next 12 - 18 months, which is expected to be achieved through a shift in the mix of assets and liabilities maintained on the balance sheet. Customers intends to deemphasize its lower-yielding multi-family loan portfolio, with multi-family balances expected to be around $3.3 billion by the end of 2018 and continue to trend lower over time if spreads remain at the current level, and fund future growth in higher-yielding commercial and industrial and consumer loan portfolios with the multi-family run-off. Similarly, Customers plans to replace higher-rate non-core deposits and borrowings with less expensive core deposits. Customers plans to remain predominately a small business bank, with higher-quality consumer loans making up about 15% - 20% of total assets, multi-family loans comprising about 10% of total assets, and core commercial lending activities, including specialty lending and loans to mortgage banking businesses totaling approximately 70% - 75% of total assets.

Third Quarter Events of Note
Customers reported net income available to common shareholders of $2.4 million, or $0.07 per diluted share, for third quarter 2018 and $43.0 million, or $1.33 per diluted share, for the nine months ended September 30, 2018. The financial results for third quarter 2018 included $18.7 million of losses realized from the sale of $495 million of lower-yielding investment securities, $2.9 million of merger and acquisition related expenses resulting primarily from the termination of the spin-off and merger agreement between Customers and Flagship Community Bank ("Flagship") on October 18, 2018, and a negative mark-to-market adjustment of $1.2 million on an equity investment. These notable charges negatively affected GAAP earnings by $0.55 per diluted share in third quarter 2018 and $0.57 per diluted share for the nine months ended September 30, 2018.
Total assets were $10.6 billion at September 30, 2018, an increase of $0.8 billion from December 31, 2017. The increase in total assets was primarily driven by increased cash held at the Federal Reserve Bank of $0.5 billion and increased investment securities, even after the securities sale of $495 million executed in the third quarter of 2018 generated the $18.7 million loss, of $0.2 billion. Customers expects to have total assets of under $10 billion by the end of 2018, with an emphasis on higher-yielding assets replacing lower-yielding assets and lower-cost core deposit growth replacing higher-cost funding.
Asset quality remained exceptional with non-performing loans of $23.6 million, or 0.27% of total loans, and total non-performing assets (non-performing loans and other real estate owned) only 0.24% of total assets at September 30, 2018, reflecting Customers' conservative lending practices and continued focus on credit risk management. Customers' level of non-performing loans to total loans at September 30, 2018 remained well below industry average non-performing loans to total loans of 1.21% and Customers' peer group non-performing loans to total loans of 0.78%. Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at September 30, 2018. Customers Bancorp's Tier 1 leverage ratio was 8.91%, and its total risk-based capital ratio was 12.69%, at September 30, 2018.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net income available to common shareholders decreased $1.7 million, or 41.7%, to $2.4 million for the three months ended September 30, 2018 when compared to net income available to common shareholders of $4.1 million for the three months ended September 30, 2017. The decreased net income available to common shareholders primarily resulted from a decrease in net interest income of $4.0 million, or 5.9%, an increase in the provision for loan losses of $0.6 million, and a decrease in non-interest income of $15.9 million, or 88.4%, offset in part by a decrease in non-interest expense of $3.9 million, or 6.4%, and a decrease in income tax expense of $14.9 million, or 99.8%.

Net interest income of $64.0 million decreased $4.0 million, or 5.9%, for the three months ended September 30, 2018 when compared to net interest income of $68.0 million for the three months ended September 30, 2017. This decrease resulted primarily from a decrease in the average balance of interest earning assets of $33.5 million and a 15 basis point decrease in net interest margin (tax equivalent) to 2.47% for third quarter 2018 from 2.62% for third quarter 2017. The total cost of deposits and borrowings increased 66 basis points, which was mitigated in part by a 47 basis point increase in yield on interest earning assets over the prior period, primarily due to an increase in yield on loans of 44 basis points and a 43 basis point increase in yield on investment securities.
The provision for loan losses of $2.9 million increased $0.6 million for the three months ended September 30, 2018 when compared to the provision for loan losses of $2.4 million for the three months ended September 30, 2017, reflecting Customers' initiative to increase consumer loans. The third quarter 2018 provision for loan losses included $2.3 million for growth in the consumer loan portfolio and a $0.9 million increase for impaired loans, offset in part by a release of reserves of $0.2 million resulting from improved asset quality and lower incurred losses than previously estimated.
Non-interest income of $2.1 million decreased $15.9 million, or 88.4%, for the three months ended September 30, 2018 when compared to non-interest income of $18.0 million for the three months ended September 30, 2017. Included within non-interest income for the three months ended September 30, 2018 was an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities and a $1.2 million negative mark-to-market adjustment on an equity investment. Also included within non-interest income for the three months ended September 30, 2018 was $1.2 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $8.3 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication and bank operations expense. For the three months ended September 30, 2017, debit and prepaid card interchange expense was $1.2 million. If the three months ended September 30, 2017 was presented on a consistent basis with the three months ended September 30, 2018, the reported amount of the gross interchange and card revenue of $9.6 million would have been presented net of the debit and prepaid card interchange expense of $1.2 million, or $8.4 million. When presented on a consistent basis, interchange and card revenue decreased $1.3 million over the year-ago period resulting from lower activity volumes in the BankMobile business segment. Other decreases in total non-interest income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 included decreases in mortgage warehouse transactional fees and deposit fees of $0.6 million and $0.7 million, respectively, primarily resulting from reduced transaction volumes. These decreases in non-interest income were offset in part by a $2.8 million gain recognized from the discontinuance of cash flow hedge accounting for three interest rate swaps, which Customers now believes are not needed due to strong core deposit growth, and an increase in income on commercial operating leases of $1.3 million. For the three months ended September 30, 2017, Customers realized $5.3 million of gains from the sale of investment securities and an $8.3 million impairment loss on an equity investment.
Non-interest expense of $57.1 million decreased $3.9 million, or 6.4%, for the three months ended September 30, 2018 when compared to non-interest expense of $61.0 million for the three months ended September 30, 2017. Total non-interest expense for the three months ended September 30, 2018 excludes $1.2 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the three months ended September 30, 2017 was presented on a consistent basis with the three months ended September 30, 2018, the reported amount of non-interest expense of $61.0 million would have been $59.8 million and technology, communication, and bank operations expense of $14.4 million would have been $13.2 million. When presented on a consistent basis, technology, communication and bank operations expense decreased $1.5 million to $11.7 million for the three months ended September 30, 2018 from $13.2 million for the three months ended September 30, 2017. Professional services decreased $2.7 million to $4.7 million for the three months ended September 30, 2018 compared to $7.4 million for the three months ended September 30, 2017 primarily attributable to reductions in consulting, legal, and other outside professional services as management continues its efforts to monitor and control expenses. Included in non-interest expenses for the three months ended September 30, 2017 was $2.8 million in catch-up depreciation and amortization for BankMobile assets that were previously classified as held for sale. These decreases in non-interest expense were partially offset by a $2.9 million increase in merger and acquisition related expenses due primarily to the termination of the spin-off and merger agreement with Flagship, a $0.7 million increase in salaries and employee benefits and a $1.0 million increase in depreciation on commercial operating leases for the three months ended September 30, 2018 compared the three months ended September 30, 2017.

Income tax expense of $28,000 decreased $14.9 million, or 99.8%, for the three months ended September 30, 2018 when compared to income tax expense of $14.9 million for the three months ended September 30, 2017. The decrease in income tax expense was driven primarily by a lower federal income tax rate from the adoption of the Tax Cut and Jobs Act of 2017, a decrease in pre-tax income of $16.6 million, and a $1.7 million return to provision adjustment, which included the benefit of a research and development tax credit, recorded in third quarter 2018 upon completion of the 2017 income tax returns. Customers' effective tax rate decreased to 0.46% for the three months ended September 30, 2018, compared to 65.8% for the same period in 2017. Income tax expense for the three months ended September 30, 2017 included an elimination of deferred tax benefits from the other-than-temporary impairment losses on investment securities totaling $7.7 million.
Preferred stock dividends were $3.6 million for the three months ended September 30, 2018 and 2017, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related interest spread and net interest margin for the periods indicated.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(dollars in thousands)
Assets
Interest-earning deposits	$309,588	$1,538	1.97%	$280,845	$923	1.30%
Investment securities (1)	1,029,857	8,495	3.30%	1,017,065	7,307	2.87%
Loans:
Commercial loans to mortgage companies	1,680,441	21,274	5.02%	1,956,587	21,099	4.28%
Multi-family loans	3,555,223	34,901	3.89%	3,639,566	33,301	3.63%
Commercial and industrial loans (2)	1,782,500	21,692	4.83%	1,491,833	15,792	4.20%
Non-owner occupied commercial real estate	1,255,206	12,753	4.03%	1,294,996	12,706	3.89%
All other loans	594,528	7,195	4.80%	546,161	5,842	4.24%
Total loans (3)	8,867,898	97,815	4.38%	8,929,143	88,740	3.94%
Other interest-earning assets	111,600	2,197	7.81%	125,341	1,315	4.16%
Total interest-earning assets	10,318,943	110,045	4.24%	10,352,394	98,285	3.77%
Non-interest-earning assets	409,396			389,797
Total assets	$10,728,339			$10,742,191
Liabilities
Interest checking accounts	$696,827	2,690	1.53%	$351,422	708	0.80%
Money market deposit accounts	3,564,148	17,855	1.99%	3,427,682	9,866	1.14%
Other savings accounts	116,172	464	1.59%	40,310	29	0.28%
Certificates of deposit	2,288,237	11,795	2.05%	2,361,069	7,778	1.31%
Total interest-bearing deposits	6,665,384	32,804	1.95%	6,180,483	18,381	1.18%
Borrowings	1,918,577	13,240	2.74%	2,414,086	11,885	1.96%
Total interest-bearing liabilities	8,583,961	46,044	2.13%	8,594,569	30,266	1.40%
Non-interest-bearing deposits	1,109,819			1,158,911
Total deposits and borrowings	9,693,780		1.89%	9,753,480		1.23%
Other non-interest-bearing liabilities	84,786			66,220
Total liabilities	9,778,566			9,819,700
Shareholders’ Equity	949,773			922,491
Total liabilities and shareholders’ equity	$10,728,339			$10,742,191
Net interest income		64,001			68,019
Tax-equivalent adjustment (4)		172			203
Net interest earnings		$64,173			$68,222
Interest spread			2.35%			2.54%
Net interest margin			2.46%			2.61%
Net interest margin tax equivalent (4)			2.47%			2.62%

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

(4)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended September 30, 2018 and 35% for the three months ended September 30, 2017, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	Three Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$513	$102	$615
Investment securities	1,095	93	1,188
Loans:
Commercial loans to mortgage companies	3,385	(3,210)	175
Multi-family loans	2,385	(785)	1,600
Commercial and industrial loans, including owner occupied commercial real estate	2,563	3,337	5,900
Non-owner occupied commercial real estate	444	(397)	47
All other loans	808	545	1,353
Total loans	9,585	(510)	9,075
Other interest-earning assets	1,040	(158)	882
Total interest income	12,233	(473)	11,760
Interest expense
Interest checking accounts	956	1,026	1,982
Money market deposit accounts	7,581	408	7,989
Other savings accounts	308	127	435
Certificates of deposit	4,264	(247)	4,017
Total interest-bearing deposits	13,109	1,314	14,423
Borrowings	4,128	(2,773)	1,355
Total interest expense	17,237	(1,459)	15,778
Net interest income	$(5,004)	$986	$(4,018)

Net interest income for the three months ended September 30, 2018 was $64.0 million, a decrease of $4.0 million, or 5.9%, from net interest income of $68.0 million for the three months ended September 30, 2017, as net interest margin (tax equivalent) narrowed by 15 basis points to 2.47% for third quarter 2018 compared to 2.62% for third quarter 2017. The net interest margin (tax equivalent) compression largely resulted from a 77 basis point increase in the cost of interest-bearing deposits, reflecting higher interest rates offered by Customers on its deposit products in order to remain competitive and attract new and retain existing deposit customers, and a 78 basis point increase in borrowing costs, reflecting higher short-term funding rates. The higher cost of funds was offset in part by a 47 basis point increase in the yield on interest-earning assets, primarily resulting from increased yields on all loan categories, reflecting higher short-term interest rates and increased prepayment fees of $1.5 million in third quarter 2018 compared to third quarter 2017.
Interest expense on borrowings increased $1.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily driven by higher federal fund rates, partially offset by lower average balances of borrowings, which decreased $0.5 billion for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as a result of decreases in the average balances of FHLB advances and federal funds purchased, as well as senior note borrowings due to the maturity and payment in full of $63.3 million of senior notes in third quarter 2018.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased by $0.6 million to $2.9 million for the three months ended September 30, 2018, compared to $2.4 million for the same period in 2017, reflecting Customers' initiatives to increase consumer loans. The provision for loan losses in third quarter 2018 included $2.3 million for growth in the consumer loan portfolio and a $0.9 million increase for impaired loans, offset in part by a release of reserve of $0.2 million resulting from improved asset quality and lower incurred losses than previously estimated. The provision for loan losses in third quarter 2017 included provisions of $1.4 million for loan portfolio growth and reserves of $0.8 million for impaired loans.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME

The table below presents the components of non-interest income for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
(dollars in thousands)
Interchange and card revenue	$7,084	$9,570	$(2,486)	(26.0)%
Deposit fees	2,002	2,659	(657)	(24.7)%
Bank-owned life insurance	1,869	1,672	197	11.8%
Mortgage warehouse transactional fees	1,809	2,396	(587)	(24.5)%
Gain on sale of SBA and other loans	1,096	1,144	(48)	(4.2)%
Mortgage banking income	207	257	(50)	(19.5)%
(Loss) gain on sale of investment securities	(18,659)	5,349	(24,008)	(448.8)%
Impairment loss on investment securities	—	(8,349)	8,349	(100.0)%
Other	6,676	3,328	3,348	100.6%
Total non-interest income	$2,084	$18,026	$(15,942)	(88.4)%
Interchange and card revenue
Included within interchange and card revenue for the three months ended September 30, 2018 was $1.2 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $8.3 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication, and bank operations expense. For the three months ended September 30, 2017, debit and prepaid card interchange expense was $1.2 million. If the three months ended September 30, 2017 was presented on a consistent basis with the three months ended September 30, 2018, the reported amount of the gross interchange and card revenue of $9.6 million would have been presented net of the debit and prepaid card interchange expense of $1.2 million, or $8.4 million. When presented on a consistent basis, the $1.3 million decline in interchange and card revenue was largely the result of lower activity volumes in the BankMobile business segment.
Deposit fees
The $0.7 million decrease in deposit fees for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily resulted from reduced transaction volumes in the BankMobile business segment.

Mortgage warehouse transactional fees

The $0.6 million decrease in mortgage warehouse transactional fees for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily resulted from reduced transaction volumes and reduced per transaction fees in Customers' mortgage warehouse business.

(Loss) gain on sale of investment securities
For the three months ended September 30, 2018, there was an $18.7 million loss realized from the sale of $495 million of lower-yielding debt securities, compared to a gain of $5.3 million realized from the sale of $549 million of debt securities for the three months ended September 30, 2017.
Impairment loss on investment securities
There were no other-than-temporary impairment losses on investment securities for the three months ended September 30, 2018. Customers recorded an other-than-temporary impairment loss of $8.3 million for the three months ended September 30, 2017 for the full amount of decline in fair value of an equity investment below the cost basis established at June 30, 2017.
Other non-interest income
The $3.3 million increase in other non-interest income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $2.8 million gain recognized from discontinuing cash flow hedge accounting for three interest rate swaps as of September 30, 2018 and a $1.3 million increase in income from commercial operating leases. These increases were offset in part by a $1.2 million negative mark-to-market adjustment on an equity investment.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
(dollars in thousands)
Salaries and employee benefits	$25,462	$24,807	$655	2.6%
Technology, communication, and bank operations	11,657	14,401	(2,744)	(19.1)%
Professional services	4,743	7,403	(2,660)	(35.9)%
Merger and acquisition related expenses	2,945	—	2,945	N/A
Occupancy	2,901	2,857	44	1.5%
FDIC assessments, non-income taxes, and regulatory fees	2,415	2,475	(60)	(2.4)%
Provision for operating losses	1,171	1,509	(338)	(22.4)%
Advertising and promotion	820	404	416	103.0%
Loan workout	516	915	(399)	(43.6)%
Other real estate owned expenses	66	445	(379)	(85.2)%
Other	4,408	5,824	(1,416)	(24.3)%
Total non-interest expense	$57,104	$61,040	$(3,936)	(6.4)%
Salaries and employee benefits
The $0.7 million increase in salaries and employee benefits for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to increases in compensation levels for existing team members, reflecting higher costs to maintain our workforce, and an increase in headcount as Customers continues to hire new team members in the markets it serves.
Technology, communication, and bank operations
Technology, communication, and bank operations expense for the three months ended September 30, 2018 excludes $1.2 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the three months ended September 30, 2017 was presented on a consistent basis with the three months ended September 30, 2018, the reported amount of technology, communication, and bank operations expense of $14.4 million would have been $13.2 million. When presented on a consistent basis, technology, communication, and bank operations expense decreased $1.5 million primarily due to lower activity volumes in the BankMobile business segment.

Professional services

The $2.7 million decrease in professional services for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to reductions in consulting, legal, and other outside professional services as management continues its efforts to monitor and control expenses.

Merger and acquisition related expenses

The $2.9 million increase in merger and acquisition related expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the termination of the spin-off and merger agreement between Customers and Flagship on October 18, 2018. In connection with the termination of that agreement, Customers recognized expenses of $2.7 million during third quarter 2018 for amounts that, under the terms of the agreement, would have been reimbursed by Flagship only upon completion of the spin-off and merger.

Other non-interest expense

The $1.4 million decrease in other non-interest expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to $0.7 million in catch-up depreciation and amortization expense recorded in third quarter 2017 for BankMobile assets that were previously classified as held for sale as well as decreases in other miscellaneous expenses as management continues its efforts to monitor and control expenses.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
(dollars in thousands)
Income before income tax expense	$6,057	$22,653	$(16,596)	(73.3)%
Income tax expense	28	14,899	(14,871)	(99.8)%
Effective tax rate	0.46%	65.77%
The $14.9 million decrease in income tax expense for the three months ended September 30, 2018 was primarily attributable to the elimination of deferred tax benefits from the other-than-temporary impairment loss on investment securities totaling $7.7 million for the three months ended September 30, 2017, the lowering of the corporate federal income tax rate from 35% to 21% due to the adoption of the Tax Cut and Jobs Act of 2017, a decrease in pre-tax income of $16.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and a $1.7 million favorable return to provision adjustment, which included the benefit of a research and development tax credit, recorded in third quarter 2018 upon completion of the 2017 income tax returns.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million for the three months ended September 30, 2018 and 2017, respectively. There were no changes to the amount of preferred stock outstanding or the dividend rates from third quarter 2017 to third quarter 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income available to common shareholders decreased $3.4 million, or 7.3%, to $43.0 million for the nine months ended September 30, 2018 when compared to net income available to common shareholders of $46.4 million for the nine months ended September 30, 2017. The decreased net income available to common shareholders resulted primarily from a decrease in net interest income of $2.7 million, or 1.4%, a decrease in non-interest income of $20.1 million, or 33.9%, and an increase in non-interest expense of $2.3 million, or 1.4%, offset in part by a decrease in the provision for loan losses of $1.7 million and a decrease in income tax expense of $20.0 million, or 58.4%.
Net interest income of $196.4 million decreased $2.7 million, or 1.4%, for the nine months ended September 30, 2018 when compared to net interest income of $199.0 million for the nine months ended September 30, 2017. This decrease resulted primarily from a 13 basis point decrease in net interest margin (tax equivalent) to 2.58% for the nine months ended September 30, 2018 from 2.71% for the nine months ended September 30, 2017. The total cost of deposits and borrowings increased 55 basis points, which was mitigated in part by a 39 basis point increase in yield on interest-earning assets, primarily due to an increase in yield on loans of 34 basis points and a 36 basis point increase in yield on investment securities.
The provision for loan losses decreased $1.7 million to $4.3 million for the nine months ended September 30, 2018 when compared to the provision for loan losses of $5.9 million for the same period in 2017. The provision for loan losses for the nine months ended September 30, 2018 included $3.5 million for loan portfolio growth and $1.9 million for impaired loans, offset in part by a $1.2 million release that resulted from improved asset quality and lower incurred losses than previously estimated.
Non-interest income of $39.1 million decreased $20.1 million, or 33.9%, during the nine months ended September 30, 2018 when compared to non-interest income of $59.2 million for the nine months ended September 30, 2017. Included within non-interest income for the nine months ended September 30, 2018 was an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities and a $1.5 million negative mark-to-market adjustment on an equity investment. Also included within non-interest income for the nine months ended September 30, 2018 was $3.9 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $27.1 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication, and bank operations expense. For the nine months ended September 30, 2017, debit and prepaid card interchange expense was $4.4 million. If the nine months ended September 30, 2017 was presented on a consistent basis with the nine months ended September 30, 2018, the reported amount of non-interest income of $59.2 million would have been $54.8 million and the gross interchange and card revenue of $31.7 million would have been presented net of the debit and prepaid card interchange expense of $4.4 million, or $27.4 million. When presented on a consistent basis, interchange and card revenue decreased $4.2 million in 2018 as compared to the same period in 2017 due to lower activity volumes in the BankMobile business segment. Other decreases in total non-interest income for the nine months ended September 30, 2018 included decreases in deposit fees and mortgage warehouse transactional fees of $2.2 million and $1.5 million, respectively, primarily resulting from reduced transaction volumes. These decreases in non-interest income were offset in part by an increase in other non-interest income of $5.8 million, primarily due to a $3.3 million increase in revenue from commercial operating leases and a $2.8 million gain recognized from discontinuing cash flow hedge accounting for three interest rate swaps. For the nine months ended September 30, 2017, Customers realized $8.5 million of gains from the sale of investment securities and recognized a $12.9 million impairment loss on an equity investment.
Non-interest expense of $163.1 million increased $2.3 million, or 1.4%, for the nine months ended September 30, 2018 when compared to non-interest expense of $160.8 million for the nine months ended September 30, 2017. Total non-interest expense for the nine months ended September 30, 2018 excludes $3.9 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. If the nine months ended September 30, 2017 was presented on a consistent basis with the nine months ended September 30, 2018, the reported amount of non-interest expense of $160.8 million would have been $156.5 million, and technology, communication, and bank operations expense of $33.2 million would have been $28.9 million. When presented on a consistent basis, technology, communication and bank operations expense increased $4.1 million, or 14.1%, to $32.9 million for the nine months ended September 30, 2018 from $28.9 million for the nine months ended September 30, 2017, given the continued investment in the BankMobile segment infrastructure and Customers' 2018 system conversion. Salaries and employee benefits increased $8.6 million resulting from salary increases to existing team members and an increase in headcount. Merger and acquisition related expenses were $3.9 million for the nine months ended September 30, 2018, compared to no similar expenses for the nine months ended September 30, 2017. These increases in non-interest expense were partially offset by a decrease in professional services expense of $6.6 million, primarily attributable to reductions in consulting, legal, and other professional services as management continues its efforts to monitor and control expenses.

Income tax expense of $14.3 million decreased $20.0 million, or 58.4%, for the nine months ended September 30, 2018 when compared to income tax expense of $34.2 million for the nine months ended September 30, 2017. The decrease in income tax expense was driven primarily by a lower federal income tax rate from the adoption of the Tax Cut and Jobs Act of 2017, a decrease in pre-tax income of $23.4 million, and a $1.7 million return to provision adjustment, which included the benefit of a research and development tax credit, recorded in third quarter 2018 upon completion of the 2017 income tax returns. Customers' effective tax rate decreased to 20.9% for the nine months ended September 30, 2018, compared to 37.4% for the same period in 2017. Income tax expense included $0.8 million and $4.6 million of tax benefits recognized for the increase in the value of restricted stock units vesting and the exercise of stock options since the award date for the nine months ended September 30, 2018 and 2017, respectively.
Preferred stock dividends were $10.8 million for the nine months ended September 30, 2018 and 2017, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.
The following table summarizes Customers' net interest income and related interest spread and net interest margin for the periods indicated.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)
(dollars in thousands)
Assets
Interest-earning deposits	$227,960	$3,071	1.80%	$327,154	$2,446	1.00%
Investment securities (1)	1,109,555	26,932	3.24%	971,710	21,017	2.88%
Loans:
Commercial loans to mortgage companies	1,677,895	61,294	4.88%	1,734,874	53,860	4.15%
Multi-family loans	3,584,640	102,859	3.84%	3,496,276	96,570	3.69%
Commercial and industrial loans (2)	1,716,907	59,682	4.65%	1,416,418	44,034	4.16%
Non-owner occupied commercial real estate	1,268,597	37,996	4.00%	1,290,762	37,654	3.90%
All other loans	469,877	17,155	4.88%	501,799	16,590	4.42%
Total loans (3)	8,717,916	278,986	4.28%	8,440,129	248,708	3.94%
Other interest-earning assets	122,736	5,660	6.17%	102,590	3,061	3.99%
Total interest earning assets	10,178,167	314,649	4.13%	9,841,583	275,232	3.74%
Non-interest-earning assets	398,570			367,595
Total assets	$10,576,737			$10,209,178
Liabilities
Interest checking accounts	$584,228	6,305	1.44%	$338,991	1,839	0.73%
Money market deposit accounts	3,426,620	42,769	1.67%	3,347,661	24,462	0.98%
Other savings accounts	63,772	514	1.08%	41,685	87	0.28%
Certificates of deposit	2,041,721	27,191	1.78%	2,489,970	22,546	1.21%
Total interest-bearing deposits	6,116,341	76,779	1.68%	6,218,307	48,934	1.05%
Borrowings	2,278,262	41,516	2.44%	1,836,654	27,255	1.98%
Total interest-bearing liabilities	8,394,603	118,295	1.88%	8,054,961	76,189	1.26%
Non-interest-bearing deposits	1,165,478			1,185,062
Total deposits and borrowings	9,560,081		1.65%	9,240,023		1.10%
Other non-interest-bearing liabilities	81,663			72,622
Total liabilities	9,641,744			9,312,645
Shareholders’ Equity	934,993			896,533
Total liabilities and shareholders’ equity	$10,576,737			$10,209,178
Net interest income		196,354			199,043
Tax-equivalent adjustment (4)		514			399
Net interest earnings		$196,868			$199,442
Interest spread			2.48%			2.64%
Net interest margin			2.58%			2.70%
Net interest margin tax equivalent (4)			2.58%			2.71%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(4)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017 presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	Nine Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease) due to Change in
	Rate	Volume	Total
(amounts in thousands)
Interest income
Interest-earning deposits	$1,530	$(905)	$625
Investment securities	2,738	3,177	5,915
Loans:
Commercial loans to mortgage companies	9,252	(1,818)	7,434
Multi-family loans	3,811	2,478	6,289
Commercial and industrial loans, including owner occupied commercial real estate	5,597	10,051	15,648
Non-owner occupied commercial real estate	995	(653)	342
All other loans	1,662	(1,097)	565
Total loans	21,317	8,961	30,278
Other interest-earning assets	1,911	688	2,599
Total interest income	27,496	11,921	39,417
Interest expense
Interest checking accounts	2,580	1,886	4,466
Money market deposit accounts	17,717	590	18,307
Other savings accounts	360	67	427
Certificates of deposit	9,232	(4,587)	4,645
Total interest-bearing deposits	29,889	(2,044)	27,845
Borrowings	6,943	7,318	14,261
Total interest expense	36,832	5,274	42,106
Net interest income	$(9,336)	$6,647	$(2,689)
Net interest income for the nine months ended September 30, 2018 was $196.4 million, a decrease of $2.7 million, or 1.4%, when compared to net interest income of $199.0 million for the nine months ended September 30, 2017, as net interest margin (tax equivalent) narrowed by 13 basis points to 2.58% for the nine months ended September 30, 2018 compared to 2.71% for the nine months ended September 30, 2017. The net interest margin (tax equivalent) compression largely resulted from a 63 basis point increase in the cost of interest-bearing deposits, reflecting higher interest rates offered by Customers on its deposit products in order to remain competitive and attract new and retain existing deposit customers, and a 46 basis point increase in borrowing costs, reflecting higher short-term funding rates. The higher cost of funds was offset in part by a 39 basis point increase in the yield on interest-earning assets, primarily resulting from increased yields on all loan categories, reflecting higher short-term interest rates and increased prepayment fees of $2.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
Interest expense on total interest-bearing deposits increased $27.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This increase primarily resulted from the aforementioned increase in rates offered on all deposit categories. Interest expense on borrowings increased $14.3 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This increase was driven by increased volume as average borrowings increased by $441.6 million when compared to average borrowings for the nine months ended September 30, 2017, mostly due to higher average outstanding balances of short-term FHLB advances to fund the growth in interest-earning assets.

PROVISION FOR LOAN LOSSES
The provision for loan losses decreased by $1.7 million to $4.3 million for the nine months ended September 30, 2018, compared to $5.9 million for the same period in 2017. The provision for loan losses for the nine months ended September 30, 2018 included $3.5 million for loan portfolio growth and $1.9 million for impaired loans, offset in part by a release of $1.2 million resulting from improved asset quality and lower incurred losses than previously estimated. The provision for loan losses for the nine months ended September 30, 2017 included $2.3 million for loan portfolio growth and $3.9 million for impaired loans, offset in part by a release of $0.8 million resulting from improved asset quality and lower incurred losses than previously estimated.
For more information about the provision and allowance for loan losses and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
(dollars in thousands)
Interchange and card revenue	$23,127	$31,729	$(8,602)	(27.1)%
Bank-owned life insurance	5,769	5,297	472	8.9%
Deposit fees	5,726	7,918	(2,192)	(27.7)%
Mortgage warehouse transactional fees	5,663	7,139	(1,476)	(20.7)%
Gain on sale of SBA and other loans	3,404	3,045	359	11.8%
Mortgage banking income	532	703	(171)	(24.3)%
(Loss) gain on sale of investment securities	(18,659)	8,532	(27,191)	(318.7)%
Impairment loss on investment securities	—	(12,934)	12,934	(100.0)%
Other	13,558	7,741	5,817	75.1%
Total non-interest income	$39,120	$59,170	$(20,050)	(33.9)%

Interchange and card revenue

Included within interchange and card revenue for the nine months ended September 30, 2018 was $3.9 million of debit and prepaid card interchange expense, which was recorded as a reduction to the gross amount of interchange and card revenue of $27.1 million as a result of the adoption of the new revenue recognition guidance as described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION on a modified retrospective basis. Prior to the adoption of the new revenue recognition guidance, these expenses were included within non-interest expense and reported as technology, communication, and bank operations expense. For the nine months ended September 30, 2017, debit and prepaid card interchange expense was $4.4 million. If the nine months ended September 30, 2017 was presented on a consistent basis with the nine months ended September 30, 2018, the reported amount of gross interchange and card revenue of $31.7 million would have been presented net of the debit and prepaid card interchange expense of $4.4 million, or $27.4 million. When presented on a consistent basis, interchange and card revenue decreased $4.2 million as a result of lower activity volumes in the BankMobile business segment.

Deposit fees

The $2.2 million decrease in deposit fees for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily resulted from reduced transaction volumes at BankMobile.
Mortgage warehouse transactional fees
The $1.5 million decrease in mortgage warehouse transactional fees for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily resulted from reduced transaction volumes and reduced per transaction fees in Customers' mortgage warehouse business due to the general slowdown of mortgage originations across the United States.

(Loss) gain on sale of investment securities
For the nine months ended September 30, 2018, Customers realized a loss of $18.7 million from the sale of $495 million of lower-yielding investment securities, compared to a gain of $8.5 million from the sale of $662 million of investment securities for the nine months ended September 30, 2017. The 2018 loss results from the fixed rate nature of the bonds relative to the higher market interest rates for those bonds in the third quarter of 2018.

Impairment loss on investment securities
There were no other-than-temporary impairment losses on investment securities for the nine months ended September 30, 2018. Customers recorded an other-than-temporary impairment loss of $12.9 million for the nine months ended September 30, 2017 for the full amount of decline in fair value of an equity investment below the cost basis established at December 31, 2016.

Other non-interest income

The $5.8 million increase in other non-interest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $2.8 million gain recognized from discontinuing cash flow hedge accounting for three interest rate swaps as of September 30, 2018 and a $3.3 million increase in income from commercial operating leases. These increases were offset in part by a $1.5 million negative mark-to-market adjustment on an equity investment.

NON-INTEREST EXPENSE

The table below presents the components of non-interest expense for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
(dollars in thousands)
Salaries and employee benefits	$78,135	$69,569	$8,566	12.3%
Technology, communication, and bank operations	32,923	33,227	(304)	(0.9)%
Professional services	14,563	21,142	(6,579)	(31.1)%
Occupancy	8,876	8,228	648	7.9%
FDIC assessments, non-income taxes, and regulatory fees	6,750	6,615	135	2.0%
Provision for operating losses	3,930	4,901	(971)	(19.8)%
Merger and acquisition related expenses	3,920	—	3,920	N/A
Loan workout	1,823	1,844	(21)	(1.1)%
Advertising and promotion	1,529	1,108	421	38.0%
Other real estate owned expenses	164	550	(386)	(70.2)%
Other	10,521	13,634	(3,113)	(22.8)%
Total non-interest expense	$163,134	$160,818	$2,316	1.4%
Salaries and employee benefits
The $8.6 million increase in salaries and employee benefits for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to salary increases for existing team members and increased headcount as Customers continues to hire new team members in the markets it serves.
Technology, communication, and bank operations
Technology, communication, and bank operations for the nine months ended September 30, 2018 excludes $3.9 million of debit and prepaid card interchange expense as a result of the adoption of the new revenue recognition guidance on January 1, 2018. For the nine months ended September 30, 2017, debit and prepaid card interchange expense was $4.4 million. If the nine months ended September 30, 2017 was presented on a consistent basis with the nine months ended September 30, 2018, the reported amount of technology, communication, and bank operations expense of $33.2 million would have been $28.9 million. When presented on a consistent basis, technology, communication and bank operations expense increased $4.1 million to $32.9 million for the nine months ended September 30, 2018 from $28.9 million for the nine months ended September 30, 2017, as a result of the continued investment in the BankMobile segment infrastructure and Customers' 2018 system conversion.
Professional services
The $6.6 million decrease in professional services for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by a reduction in expenses for consulting, legal, and other professional fees as management continues its efforts to monitor and control expenses.
Provision for operating losses
The $3.9 million provision for operating losses represents Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders mainly from its BankMobile Disbursements business but where such disputes have not been resolved as of the end of the reporting period. The reserve is based on historical rates of loss on such transactions and the provision adjusts the reserve to the estimated liability.
Merger and acquisition related expenses
The $3.9 million increase in merger and acquisition related expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily related to the planned spin-off and merger of BankMobile and a residual expense resulting from the 2016 acquisition of the Disbursement business. Upon termination of the spin-off and merger agreement between Customers and Flagship on October 18, 2018, Customers recognized expenses of $2.7 million during third quarter 2018 for amounts that, under the terms of that agreement, would have been reimbursed by Flagship only upon completion of the spin-off and merger.
Other non-interest expense
The $3.1 million decrease in other non-interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was generated by numerous specific cost saves and reflects management's continued efforts to monitor and control expenses.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
(dollars in thousands)
Income before income tax expense	$68,083	$91,458	$(23,375)	(25.6)%
Income tax expense	14,250	34,236	(19,986)	(58.4)%
Effective tax rate	20.93%	37.43%
The $20.0 million decrease in income tax expense for the nine months ended September 30, 2018 was primarily attributable to the lowering of the corporate federal income tax rate from 35% to 21% due to the adoption of the Tax Cut and Jobs Act of 2017, a decrease in pre-tax income of $23.4 million, and a $1.7 million favorable return to provision adjustment, which included the benefit of a research and development tax credit, recorded in third quarter 2018 upon completion of the 2017 income tax returns. Offsetting these items was a lower tax benefit of $3.8 million recognized during the nine months ended September 30, 2018 compared to the same period in 2017 for an increase in the fair value of restricted stock units vesting and the exercise of stock options since the award date.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $10.8 million for the nine months ended September 30, 2018 and 2017, respectively. There were no changes to the amount of preferred stock outstanding or the dividend rates for the first nine months of 2018 compared to the first nine months of 2017.

Financial Condition
General
Customers' total assets were $10.6 billion at September 30, 2018. This represented a $0.8 billion increase from total assets of $9.8 billion at December 31, 2017. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $0.5 billion, largely resulting from proceeds received from the sale of lower-yielding investment securities during third quarter 2018, and investment securities of $0.2 billion. Customers expects total assets to be under $10 billion by the end of 2018 as management focuses on optimizing balance sheet mix, enhancing liquidity, improving capital, expanding net interest margin, and maximizing the return on average assets.
Total liabilities were $9.7 billion at September 30, 2018. This represented a $0.7 billion increase from $8.9 billion at December 31, 2017. The increase in total liabilities resulted primarily from an increase in total deposits of $1.7 billion, offset in part by reductions in FHLB advances of $0.8 billion and federal funds purchased of $0.2 billion.
The following table presents certain key condensed balance sheet data as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Change	Percentage Change
(dollars in thousands)		(As Restated)
Cash and cash equivalents	$666,034	$146,323	$519,711	355.2%
Investment securities, at fair value	668,851	471,371	197,480	41.9%
Loans held for sale (includes $1,383 and $1,886, respectively, at fair value)	1,383	146,077	(144,694)	(99.1)%
Loans receivable, mortgage warehouse, at fair value	1,516,327	1,793,408	(277,081)	(15.4)%
Loans receivable	7,239,950	6,768,258	471,692	7.0%
Allowance for loan losses	(40,741)	(38,015)	(2,726)	7.2%
Total assets	10,617,104	9,839,555	777,549	7.9%
Total deposits	8,513,714	6,800,142	1,713,572	25.2%
Federal funds purchased	—	155,000	(155,000)	(100.0)%
FHLB advances	835,000	1,611,860	(776,860)	(48.2)%
Other borrowings	123,779	186,497	(62,718)	(33.6)%
Subordinated debt	108,953	108,880	73	0.1%
Total liabilities	9,662,292	8,918,591	743,701	8.3%
Total shareholders’ equity	954,812	920,964	33,848	3.7%
Total liabilities and shareholders’ equity	10,617,104	9,839,555	777,549	7.9%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  These balances totaled $12.9 million at September 30, 2018. This represented a $7.4 million decrease from $20.4 million at December 31, 2017.  These balances vary from day to day, primarily due to variations in customers’ deposit activities with Customers.

Interest-earning deposits consist of cash deposited at other banks, primarily the Federal Reserve Bank of Philadelphia. Interest-earning deposits were $653.1 million and $125.9 million at September 30, 2018 and December 31, 2017, respectively. The increase in interest-earning deposits can be mostly attributed to proceeds received from the sale of lower-yielding investment securities in third quarter 2018, which were subsequently used to pay down FHLB advances in October 2018. Additionally, the balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.

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
Investment securities totaled $668.9 million at September 30, 2018 compared to $471.4 million at December 31, 2017. The increase in investment securities was primarily the result of purchases of agency-guaranteed mortgage-backed securities and corporate securities totaling $763.2 million, largely during the first quarter of 2018, offset in part by the sale of $494.8 million of lower-yielding securities during the third quarter of this year, and maturities, calls and principal repayments totaling $38.9 million during the nine months ended September 30, 2018.
For financial reporting purposes, available-for-sale debt securities are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income and reported as a separate component of shareholders’ equity, net of the related tax effect. Beginning January 1, 2018, changes in the fair value of marketable equity securities previously classified as available for sale are recorded in earnings in the period in which they occur and are no longer deferred in accumulated other comprehensive income. Amounts previously recorded to accumulated other comprehensive income were reclassified to retained earnings on January 1, 2018. See NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional details related to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
LOANS
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan portfolio and its specialty mortgage lending business, and has announced its entry into non-QM residential mortgage lending and plans to increase its consumer lending activities. In addition, Customers has been deemphasizing its multi-family business and has significantly limited originations of loans yielding less than 5.25% in order to reduce net interest margin compression.
Commercial Lending
Customers' commercial lending is divided into five groups: Business Banking, Small and Middle Market Business Banking, Multi-Family and Commercial Real Estate Lending, Mortgage Banking Lending, and Equipment Finance. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest- rate risk and higher productivity levels.
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

In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking business lending group is to originate loans that provide liquidity to mortgage banking companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of September 30, 2018 and December 31, 2017, commercial loans to mortgage banking businesses totaled $1.5 billion and $1.8 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value.
The goal of Customers' multi-family lending group is to build a portfolio of high-quality multi-family loans within Customers' covered markets, while cross selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2018, Customers had multi-family loans of $3.5 billion outstanding, comprising approximately 40.0% of the total loan portfolio, compared to $3.6 billion, or approximately 41.9% of the total loan portfolio, at December 31, 2017.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies, and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of September 30, 2018 and December 31, 2017, Customers had $157.4 million and $152.5 million, respectively, of equipment finance loans outstanding. As of September 30, 2018 and December 31, 2017, Customers had $39.3 million and $26.6 million of equipment finance leases, respectively. As of September 30, 2018 and December 31, 2017, Customers had $40.7 million and $21.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $3.4 million and $0.5 million, respectively.
As of September 30, 2018, Customers had $8.1 billion in commercial loans outstanding, totaling approximately 92.6% of its total loan portfolio, which includes loans held for sale and loans receivable mortgage warehouse at fair value, compared to commercial loans outstanding of $8.4 billion, comprising approximately 96.2% of its loan portfolio, at December 31, 2017.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2018, Customers had $645.0 million in consumer loans outstanding, or 7.4% of the total loan portfolio, compared to $329.8 million, or 3.8% of the total loan portfolio, as of December 31, 2017. During third quarter 2018, Customers purchased $72.7 million of residential mortgage and other consumer loans from third party financial institutions. Customers plans to expand its product offerings in real estate secured consumer lending, as well as other consumer lending activities, and has announced its entry into the non-QM residential mortgage market.
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

Loans Held for Sale
The composition of loans held for sale as of September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
	2018	2017
(amounts in thousands)		(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	1,383	1,886
Loans held for sale	$1,383	$146,077
At September 30, 2018, loans held for sale totaled $1.4 million, or 0.02% of the total loan portfolio, and $146.1 million, or 1.7% of the total loan portfolio, at December 31, 2017. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.
Loans Receivable
Loans receivable (excluding loans held for sale and loans reported at their fair value), net of the allowance for loan losses, increased by $469.0 million to $7.2 billion at September 30, 2018 from $6.7 billion at December 31, 2017. Loans receivable as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
(amounts in thousands)		(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,516,327	$1,793,408
Loans receivable:
Commercial:
Multi-family	3,504,540	3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,841,704	1,633,818
Commercial real estate non-owner occupied	1,157,849	1,218,719
Construction	95,250	85,393
Total commercial loans receivable	6,599,343	6,440,311
Consumer:
Residential real estate	509,853	234,090
Manufactured housing	82,589	90,227
Other	51,210	3,547
Total consumer loans receivable	643,652	327,864
Loans receivable	7,242,995	6,768,175
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(3,045)	83
Allowance for loan losses	(40,741)	(38,015)
Total loans receivable, net of allowance for loan losses	$8,715,536	$8,523,651
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

The provision for loan losses was $2.9 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $5.9 million for the nine months ended September 30, 2018 and 2017, respectively. The allowance for loan losses maintained for loans receivable (excluding loans held for sale and loans receivable mortgage warehouse loans, at fair value) was $40.7 million, or 0.56% of loans receivable, at September 30, 2018 and $38.0 million, or 0.56% of loans receivable, at December 31, 2017. Net charge-offs were $0.5 million for the three months ended September 30, 2018, a decrease of $2.0 million compared to the same period in 2017. The decrease in net charge-offs period over period was mainly driven by a decrease in net charge-off activities in the commercial and industrial loan portfolio. Net charge-offs were $1.5 million for the nine months ended September 30, 2018, a decrease of $3.4 million compared to the same period in 2017. The decrease in net charge-offs period over period was mainly driven by a decrease in net charge-off activities related to the commercial and industrial loan portfolio. This decrease was partially offset by an increase in net charge-off activities in the other consumer loan portfolio.
The table below presents changes in the Bank’s allowance for loan losses for the periods indicated.
Analysis of the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(amounts in thousands)
Balance at the beginning of the period	$38,288	$38,458	$38,015	$37,315
Loan charge-offs (1)
Commercial and industrial	90	2,032	314	4,079
Commercial real estate owner occupied	—	—	501	—
Commercial real estate non-owner occupied	—	77	—	485
Residential real estate	—	120	407	410
Other consumer	437	356	1,155	602
Total Charge-offs	527	2,585	2,377	5,576
Loan recoveries (1)
Commercial and industrial	30	54	205	337
Commercial real estate owner occupied	—	—	326	9
Commercial real estate non-owner occupied	5	—	5	—
Construction	11	27	231	157
Residential real estate	6	7	69	34
Other consumer	4	1	10	101
Total Recoveries	56	89	846	638
Total net charge-offs	471	2,496	1,531	4,938
Provision for loan losses	2,924	2,352	4,257	5,937
Balance at the end of the period	$40,741	$38,314	$40,741	$38,314

(1)	Charge-offs and recoveries on purchased-credit-impaired loans that are accounted for in pools are recognized on a net basis when the pool matures.
The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date. All commercial loans, with the exception of mortgage warehouse loans, at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses. Refer to Critical Accounting Policies herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2017 Form 10-K for further discussion on management's methodology for estimating the allowance for loan losses.

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

Asset Quality at September 30, 2018

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(dollars in thousands)
Originated Loans
Multi-Family	$3,502,079	$3,500,736	$—	$—	$1,343	$—	$1,343	0.04%	0.04%
Commercial & Industrial (1)	1,760,668	1,746,352	—	—	14,316	621	14,937	0.81%	0.85%
Commercial Real Estate Non-Owner Occupied	1,144,214	1,144,214	—	—	—	—	—	—%	—%
Residential	106,052	103,018	979	—	2,055	57	2,112	1.94%	1.99%
Construction	95,250	95,250	—	—	—	—	—	—%	—%
Other consumer	1,359	1,322	37	—	—	—	—	—%	—%
Total Originated Loans (2)	6,609,622	6,590,892	1,016	—	17,714	678	18,392	0.27%	0.28%
Loans Acquired
Bank Acquisitions	131,854	125,399	1,969	480	4,006	400	4,406	3.04%	3.33%
Loan Purchases	501,519	492,971	3,518	3,109	1,921	372	2,293	0.38%	0.46%
Total Loans Acquired	633,373	618,370	5,487	3,589	5,927	772	6,699	0.94%	1.06%
Deferred costs and unamortized premiums, net	(3,045)	(3,045)	—	—	—	—	—
Loans Receivable	7,239,950	7,206,217	6,503	3,589	23,641	1,450	25,091	0.33%	0.35%
Loans Receivable, Mortgage Warehouse, at Fair Value	1,516,327	1,516,327	—	—	—	—	—
Total Loans Held for Sale	1,383	1,383	—	—	—	—	—
Total Portfolio	$8,757,660	$8,723,927	$6,503	$3,589	$23,641	$1,450	$25,091	0.27%	0.29%

(1) Commercial & industrial loans, including owner occupied commercial real estate loans.
(2) Does not include loans receivable, mortgage warehouse, at fair value.

Asset Quality at September 30, 2018 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(dollars in thousands)
Originated Loans
Multi-Family	$3,502,079	$1,343	$11,829	$—	$11,829	0.34%	880.79%
Commercial & Industrial (1)	1,760,668	14,316	15,268	—	15,268	0.87%	106.65%
Commercial Real Estate Non-Owner Occupied	1,144,214	—	4,246	—	4,246	0.37%	—%
Residential	106,052	2,055	2,048	—	2,048	1.93%	99.66%
Construction	95,250	—	1,062	—	1,062	1.11%	—%
Other consumer	1,359	—	103	—	103	7.58%	—%
Total Originated Loans (2)	6,609,622	17,714	34,556	—	34,556	0.52%	195.08%
Loans Acquired
Bank Acquisitions	131,854	4,006	3,773	—	3,773	2.86%	94.18%
Loan Purchases	501,519	1,921	2,412	527	2,939	0.59%	152.99%
Total Loans Acquired	633,373	5,927	6,185	527	6,712	1.06%	113.24%
Deferred costs and unamortized premiums, net	(3,045)	—	—	—	—
Loans Receivable	7,239,950	23,641	40,741	527	41,268	0.57%	174.56%
Loans Receivable, Mortgage Warehouse, at Fair Value	1,516,327	—	—	—	—
Total Loans Held for Sale	1,383	—	—	—	—
Total Portfolio	$8,757,660	$23,641	$40,741	$527	$41,268	0.47%	174.56%

(1) Commercial & industrial loans, including owner occupied commercial real estate loans.
(2) Does not include loans receivable, mortgage warehouse, at fair value.

Originated Loans
Post 2009 originated loans (excluding loans held for sale and loans receivable mortgage warehouse at fair value) totaled $6.6 billion at September 30, 2018, compared to $6.4 billion at December 31, 2017. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and has worked to maintain these standards. Only $17.7 million, or 0.27% of post 2009 originated loans, were non-performing at September 30, 2018, compared to $20.0 million of post 2009 originated loans, or 0.31% of post 2009 originated loans, at December 31, 2017. The post 2009 originated loans were supported by an allowance for loan losses of $34.6 million (0.52% of post 2009 originated loans) and $33.3 million (0.52% of post 2009 originated loans), respectively, at September 30, 2018 and December 31, 2017. Total 2009 and prior loans ("legacy loans") were $23.4 million and $25.6 million at September 30, 2018 and December 31, 2017, respectively.
Loans Acquired
At September 30, 2018, total acquired loans were $633.4 million, or 8.7% of loans receivable, compared to $328.8 million, or 4.9% of loans receivable, at December 31, 2017. Non-performing acquired loans totaled $5.9 million and $6.4 million at September 30, 2018 and December 31, 2017, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased prior to 2012, $48.0 million were supported by a $0.5 million cash reserve at September 30, 2018, compared to $51.9 million supported by a cash reserve of $0.6 million at December 31, 2017. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve and any recoveries of those losses, as well as the proceeds from the sale of the repossessed properties securing the loans, are placed back into the reserve. For the manufactured housing loans purchased in 2012, the seller has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At September 30, 2018, $27.8 million of these loans were outstanding, compared to $31.4 million at December 31, 2017.
The price paid for acquired loans considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of non-performing loans than loans originated after September 2009. Management acquired these loans with the expectation that non-performing loan levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its Special Assets Group, a team that focuses on workouts for these acquired non-performing assets. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $6.7 million (1.06% of total acquired loans) and $5.4 million (1.64% of total acquired loans) at September 30, 2018 and December 31, 2017, respectively.

DEPOSITS
The components of deposits were as follows at the dates indicated:

	September 30, 2018	December 31, 2017	Change	Percentage Change
(dollars in thousands)
Demand, non-interest bearing	$1,338,167	$1,052,115	$286,052	27.2%
Demand, interest bearing	833,176	523,848	309,328	59.0%
Savings, including MMDA	3,948,890	3,318,486	630,404	19.0%
Time, $100,000 and over	1,271,783	1,284,855	(13,072)	(1.0)%
Time, other	1,121,698	620,838	500,860	80.7%
Total deposits	$8,513,714	$6,800,142	$1,713,572	25.2%

Customers offers a variety of deposit accounts, including checking, savings, money market deposit accounts (“MMDA”), and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, deposit brokers, listing services and other relationships. Transaction deposits increased by $1.2 billion, or 25.0%, to $6.1 billion at September 30, 2018, from $4.9 billion at December 31, 2017. This increase is primarily driven by Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts, along with the seasonality of the Disbursement business, resulted in increases to nearly all deposit categories. Total time deposits were $2.4 billion at September 30, 2018, an increase of $0.5 billion, or 25.6%, from $1.9 billion at December 31, 2017.

At September 30, 2018, the Bank had $1.9 billion in state and municipal deposits to which it had pledged available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement. At September 30, 2018, the balance of state and municipal deposits was $1.9 billion.

BORROWINGS

Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of September 30, 2018 and December 31, 2017, total outstanding borrowings were $1.1 billion and $2.1 billion, respectively, which represented a decrease of $1.0 billion, or 48.2%. These repayments of borrowings are in line with Customers' strategy to reduce its cost of funding and focus on deposit growth in order to improve net interest margins. On July 31, 2018, the 6.375% senior notes with an aggregate principal amount of $63.3 million issued by Customers Bancorp in July 2013 matured and were paid in full.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding.  As of September 30, 2018 and December 31, 2017, Customers had unpledged marketable investments of $481.8 million and $454.4 million, respectively. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the Federal Home Loan Bank and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the Federal Home Loan Bank. As of September 30, 2018, Customers' borrowing capacity with the Federal Home Loan Bank was $4.5 billion, of which $0.8 billion was utilized in borrowings and $1.9 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2017, Customers' borrowing capacity with the Federal Home Loan Bank was $4.3 billion, of which $1.6 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2018 and December 31, 2017, Customers' borrowing capacity with the Federal Reserve Bank of Philadelphia was $90.8 million and $142.5 million, respectively.

Net cash flows provided by operating activities were $98.4 million during the nine months ended September 30, 2018, compared to $30.3 million during the nine months ended September 30, 2017.

Net cash flows used in investment activities were $0.3 billion during the nine months ended September 30, 2018, compared to $1.1 billion during the nine months ended September 30, 2017.

Cash used in investment activities consisted of the following:

•	Originations of mortgage warehouse loans totaled $21.7 billion during the nine months ended September 30, 2018, compared to $22.7 billion during the nine months ended September 30, 2017.

•
Purchases of investment securities available for sale totaled $763.2 million during the nine months ended September 30, 2018, compared to $796.6 million during the nine months ended September 30, 2017.

•	Cash flows used to fund new loans held for investment totaled $20.5 million and $921.0 million during the nine months ended September 30, 2018 and 2017, respectively.

•	Cash flows used to purchase loans totaled $347.7 million and $262.6 million during the nine months ended September 30, 2018 and 2017, respectively.

•
Purchases of bank owned life insurance policies were $90.0 million during the nine months ended September 30, 2017. There were no such purchases of bank owned life insurance policies during the nine months ended September 30, 2018.

•	Net purchases of FHLB, Federal Reserve Bank, and other restricted stock totaled $30.2 million during the nine months ended September 30, 2017.

•
Purchases of leased assets under operating leases were $21.8 million during the nine months ended September 30, 2018. There were no such purchases of leased assets under operating leases during the nine months ended September 30, 2017.

Cash provided by investment activities consisted of the following:

•	Proceeds from repayments of mortgage warehouse loans totaled $22.0 billion during the nine months ended September 30, 2018, compared to $22.9 billion during the nine months ended September 30, 2017.

•
Proceeds from maturities, calls and principal repayments of securities available for sale totaled $38.9 million for the nine months ended September 30, 2018, compared to $36.5 million for the nine months ended September 30, 2017.

•
Proceeds from sales of investment securities available for sale amounted to $476.2 million during the nine months ended September 30, 2018, compared to $670.5 million for the nine months ended September 30, 2017.

•	Proceeds from the sale of loans held for investment totaled $42.2 million during the nine months ended September 30, 2018, compared to $124.7 million during the nine months ended September 30, 2017.

•	Proceeds from FHLB, Federal Reserve Bank and other restricted stock totaled $31.7 million during the nine months ended September 30, 2018.

Net cash flows provided by financing activities were $0.7 billion during the nine months ended September 30, 2018, compared to $1.0 billion for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, a net increase in deposits provided cash flows of $1.7 billion, and proceeds from issuance of common stock provided $3.4 million. These cash flow increases were partially offset by repayments of short-term borrowed funds from the FHLB totaling $776.9 million, federal funds purchased of $155.0 million, and long-term debt of $63.3 million, and preferred stock dividends paid of $10.8 million. During the nine months ended September 30, 2017, a net increase in short-term borrowed funds from the FHLB provided net cash flows of $0.6 billion, a net increase in deposits provided cash flows of $293.3 million, proceeds from the issuance of five-year senior notes provided $98.6 million, and a net increase in federal funds purchased provided net cash flows of $64.0 million, partially offset by the payment of preferred stock dividends of $10.8 million. These financing activities provided sufficient cash flows to support Customers' investing and operating activities.

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
CAPITAL ADEQUACY AND SHAREHOLDERS' EQUITY
Shareholders’ equity increased $33.8 million, or 3.7%, to $954.8 million at September 30, 2018 when compared to shareholders' equity of $921.0 million at December 31, 2017. The primary components of the net increase were as follows:

•	net income of $53.8 million for the nine months ended September 30, 2018;

•	share-based compensation expense of $5.6 million for the nine months ended September 30, 2018; and

•	issuance of common stock under share-based compensation arrangements of $3.7 million for the nine months ended September 30, 2018.
The increases were offset in part by:

•	other comprehensive loss of $18.6 million for the nine months ended September 30, 2018, arising primarily from unrealized fair value losses recognized on available-for-sale debt securities; and

•	preferred stock dividends of $10.8 million for the nine months ended September 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2018 and December 31, 2017, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$740,968	8.703%	$383,113	4.500%	N/A	N/A	$542,744	6.375%
Customers Bank	$1,054,869	12.393%	$383,042	4.500%	$553,282	6.500%	$542,642	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$958,418	11.257%	$510,818	6.000%	N/A	N/A	$670,448	7.875%
Customers Bank	$1,054,869	12.393%	$510,722	6.000%	$680,963	8.000%	$670,323	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,080,245	12.688%	$681,090	8.000%	N/A	N/A	$840,721	9.875%
Customers Bank	$1,204,825	14.154%	$680,963	8.000%	$851,204	10.000%	$840,563	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$958,418	8.913%	$430,099	4.000%	N/A	N/A	$430,099	4.000%
Customers Bank	$1,054,869	9.814%	$429,939	4.000%	$537,423	5.000%	$429,939	4.000%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%

The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of September 30, 2018, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 8 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of September 30, 2018 and December 31, 2017, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	September 30, 2018	December 31, 2017
(amounts in thousands)
Commitments to fund loans	$171,538	$333,874
Unfunded commitments to fund mortgage warehouse loans	1,535,720	1,567,139
Unfunded commitments under lines of credit and credit card	821,601	485,345
Letters of credit	45,188	39,890
Other unused commitments	5,104	6,679
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit letters of credit and credit cards are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
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
Through the use of income simulation modeling, Customers has estimated the net interest income for the period ending September 30, 2019, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2018. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the period ending September 30, 2019, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(3.0)%
Up 2%	(1.4)%
Up 1%	(0.4)%
Down 1%	(4.4)%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
Economic Value of Equity (“EVE”) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2018, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(21.2)%
Up 2%	(12.8)%
Up 1%	(5.7)%
Down 1%	1.2%
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
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were not effective at September 30, 2018 because of a material weakness in internal control over financial reporting that resulted in the incorrect classification of cash flows used in and provided by Customers' commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investing on the consolidated balance sheets.
Revised Management's Report from the 2017 Form 10-K. Under the supervision and with the participation of Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its initial evaluation under the COSO criteria, management concluded that Customers Bancorp's internal control over financial reporting was effective as of December 31, 2017. Subsequently, in November 2018, management concluded that Customers Bancorp did not maintain effective controls over the appropriate classifications of cash flows used in and provided by its mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on its consolidated balance sheets. On November 12, 2018, Customers Bancorp's Audit Committee of the Board of Directors authorized management to restate its previously issued audited consolidated financial statements for 2017, 2016, and 2015 and the interim unaudited consolidated financial statements as of and for the three month periods ended March 31, 2018 and 2017 and the three and six month periods ended June 30, 2018 and 2017, respectively. Accordingly, management has concluded that the control deficiency that resulted in the incorrect classifications of the cash flows used in and provided by its mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on its consolidated balance sheets constituted a material weakness as of December 31, 2017. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that Customers Bancorp's internal control over financial reporting was not effective as of December 31, 2017.
Remediation Plan. Customers Bancorp conducted a comprehensive analysis of the classifications of cash flows within its consolidated statements of cash flows and established new accounting policies and disclosure control procedures for the classification and reporting of its mortgage warehouse lending transactions on the consolidated balance sheet and statements of cash flows. Management expects these efforts to remediate the identified material weakness and strengthen internal control over financial reporting. As management continues to evaluate and work to enhance internal control over financial reporting, it may determine that additional measures are required to address control deficiencies, strengthen internal control over financial reporting, or it may determine to modify the remediation plan described above.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2018, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during fourth quarter 2018 designed to remediate a material weakness related to the classification and reporting of its mortgage warehouse lending transactions on its consolidated balance sheets and statements of cash flows.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The following information supplements and amends our discussion set forth under Part I, Item 3. "Legal Proceedings" in our 2017 Form 10-K.

Edelman Matter

On April 13, 2017, a class action complaint captioned Shaya Edelman, individually, and on behalf of all others similarly situated v. Higher One Holdings, Inc., WEX Bank, Inc., and Customers Bancorp, Inc., Case 2:17-cv-01700-RBS, was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff generally alleged, among other things, violations of state consumer protection statutes and federal public policy promulgated in the Higher Education Act, Department of Education Regulations, the Electronic Funds Transfer Act, Regulation E and various common law violations through the offering and use of the Higher One checking account and debit card. Customers Bank, Higher One Holdings, Inc. and Wex Bank, Inc. filed a motion to compel arbitration and stay proceedings.  On August 28, 2018, as a result of the Parties’ voluntary resolution of the matter, the Court entered an order dismissing the case pursuant to Federal Rule of Civil Procedure 41(A).

United States Department of Education Matter

In third quarter 2018, Customers received a Final Program Review Determination ("FPRD") letter dated September 5, 2018 from the United States Department of Education (the "DOE") regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The DOE program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the DOE’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals.  The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagrees with the FPRD and has elected to appeal the FPRD, including the asserted financial liabilities, and a request for review has been submitted to trigger an administrative process before the DOE’s Office of Hearing and Appeals. Customers intends to vigorously defend itself against the financial liabilities established in the FPRD through that administrative appeals process and it further intends to pursue resolution of the FPRD’s prospective action requirements during the appeals resolution process. Customers is currently unable to predict the outcome of the appeal and resolution efforts, and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2017 Form 10-K. Set forth below are factors that supplement or amend certain factors discussed in “Risk Factors” included within the 2017 Form 10-K and additional factors that you should carefully consider. As previously disclosed, the agreement between Customers and Flagship relating to the planned spin-off and merger of BankMobile was terminated on October 18, 2018.  As a result, the risks discussed in the Form 10-K relating to the planned spin-off and merger of BankMobile should be considered in the context of such termination and Customers’ current intention to retain and operate BankMobile, as discussed elsewhere in this Form 10-Q.

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
The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies, including BankMobile, are not fully tested, and we may incur substantial expenses and devote significant management time and resources in order for BankMobile to compete effectively. Revenue generated from BankMobile’s no-fee or very-low-fee banking strategy may not perform as well as we expect or enhance the value of our business as a whole, and it could materially and adversely affect our financial condition and results of operations. Additionally, the anticipated benefits of our White Label program may not be realized to the extent forecasted, or Customers may incur substantial expenses in the operation of the White Label program that outweigh the benefits realized, if any, which could have a material and adverse affect on our financial condition and results of operations. Also, if the benefits of BankMobile do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.
While we retain and operate BankMobile, we will continue to face the risks and challenges associated with the BankMobile business.
As long as we retain and operate BankMobile, we will continue to face the risks and challenges associated with the BankMobile business, including those relating to the integration of the Disbursement business and the successful launch and operation of the White Label program. We cannot assure you that we will be able to address and manage these risks so as to preserve or increase the value of BankMobile, and any failure to preserve or increase the value of BankMobile could adversely affect the business of Customers as a whole and our ability to otherwise dispose of BankMobile on favorable terms, or at all.
If our total assets exceed $10 billion while we retain and operate BankMobile, our business and potential for future success could be materially adversely affected.

Under federal law and regulation, if our total assets exceed $10 billion as of December 31 of each year, we will no longer qualify as a small issuer of debit cards and we will not receive the optimal debit card processing fee. Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income could result in the BankMobile segment operating unprofitably or charging additional fees to students to replace the lost revenue. Customers expects total assets to be under $10 billion by December 31, 2018 through the normal seasonality of the mortgage warehouse business, which tends to decline in the winter months. If our total assets exceed $10 billion as of December 31, 2018, our financial condition and results of operations could be adversely affected.

Planned changes in the composition of our loan portfolio may expose us to increased lending risks.
As we continue to maintain our assets at $10 billion or less, we intend to continue emphasizing the origination of commercial loans, including specialty loans and loans to mortgage banking businesses while deemphasizing our multi-family loan portfolio. Our focus will be on funding commercial and industrial and consumer loan growth with the run-off of our multi-family loan portfolio. Changes in the composition of our loan portfolio could have a significant adverse effect on our overall credit profile, which could result in a higher percentage of non-accrual loans, increased provision for loan losses, and an increased level of net charge-offs, all of which could have a material and adverse effect on our financial condition and results of operations. Consumer loans are particularly affected by economic conditions, including interest rates, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies. A weakening in business or economic conditions, including higher unemployment levels or declines in home prices could adversely affect borrowers' ability to repay their loans, which could negatively impact our credit performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, Customers announced that the Board of Directors had authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its then current outstanding shares at prices not to exceed a 20% premium over the then current book value. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program.
During the three and nine months ended September 30, 2018, Customers did not repurchase any of its shares. The maximum number of shares available to be purchased under the plan is 750,551 shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1
Letter Agreement, dated as of August 7, 2018, by and between Flagship Community Bank, BankMobile Technologies, Inc., Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 3.8 to the Customers Bancorp Form 10Q filed with the SEC on August 9, 2018

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

Customers Bancorp, Inc.

November 13, 2018	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 13, 2018	By:	/s/ Robert E. Wahlman
	Name:	Robert E. Wahlman
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1
Letter Agreement, dated as of August 7, 2018, by and between Flagship Community Bank, BankMobile Technologies, Inc., Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 3.8 to the Customers Bancorp Form 10Q filed with the SEC on August 9, 2018

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