Form 10-K/A
period 2017-12-31
Customers Bancorp, Inc.
filed 2018-11-30
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to Customers Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K/A") is being filed to amend and restate the following items presented in Customers Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was initially filed with the Securities and Exchange Commission on February 23, 2018 (the "Original 2017 Form 10-K"):

•
The Consolidated Balance Sheets included in Part II, Item 8 "Financial Statements and Supplementary Data" are being amended and restated as of December 31, 2017 and 2016 as set forth in the Consolidated Balance Sheets and described in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
The Consolidated Statements of Cash Flows included in Part II, Item 8 are being amended and restated for the years ended December 31, 2017, 2016, and 2015 as set forth in the Consolidated Statements of Cash Flows and described in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
NOTE 8 - LOANS HELD FOR SALE, NOTE 9 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES, AND NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS included in Part II, Item 8 are being amended and restated as set forth in the notes accompanying the consolidated financial statements and described in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
Management's Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting included in Part II, Item 8 is being amended to reflect the identification of a material weakness in internal control over financial reporting in conjunction with the restatement.

•
The Report of the Independent Registered Public Accounting Firm and the Report of the Independent Registered Public Accounting Firm on Internal Controls included in Part II, Item 8 are being amended to reflect the identification of a material weakness in internal control over financial reporting in conjunction with the restatement.

•
Part II, Item 9A "Controls and Procedures" is being amended to address management's re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting in conjunction with the restatement.

•
Part IV, Item 15 "Exhibits and Financial Statement Schedules" also has been amended to include currently dated certifications from Customers Bancorp, Inc's Principal Executive Officer and Principal Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this 2017 Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. The Interactive Data Files have also been amended in conjunction with the restatement and are attached to this 2017 Form 10-K/A as Exhibit 101.

This 2017 Form 10-K/A also restates previously reported amounts included in Part II, Item 6 "Selected Financial Data" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original 2017 Form 10-K to present the corrected classification of Customers Bancorp, Inc.'s commercial mortgage warehouse lending activities.

As previously reported on its Current Report on Form 8-K, which was filed with the SEC on November 13, 2018, Customers Bancorp, Inc. is restating its previously issued audited consolidated financial statements for 2017, 2016 and 2015 and its interim unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017, because of misclassifications of cash flow activities associated with its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on the consolidated balance sheets. Accordingly, management has concluded that the control deficiency that resulted in these incorrect classifications constituted a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management revised its earlier assessment and has now concluded that its disclosure controls and procedures were not effective at December 31, 2017.

These misclassifications had no effect on total cash balances, total loans, the allowance for loan losses, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted earnings per share, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. This 2017 Form 10-K/A has not been updated for other events or information subsequent to the date of the filing of the Original 2017 Form 10-K, except as noted above, and should be read in conjunction with the Original 2017 Form 10-K and our other filings with the SEC.

i

FORWARD-LOOKING STATEMENTS

This amended Annual Report on Form 10-K/A, as well as other written or oral communications made from time to time by us, contains forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in the Original 2017 Form 10-K, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q. Our actual results may differ materially from those reflected in the forward-looking statements.
In addition to the risks described in the “Risk Factors” section of the Original 2017 Form 10-K and the other reports we file with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

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

PART II

Item 6.        Selected Financial Data - As Restated
Customers Bancorp, Inc. and Subsidiaries
The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet data as of December 31, 2017 and 2016 and the income statement data for the years ended December 31, 2017, 2016, and 2015, 2014 and 2013, from its audited financial statements. Balance sheet data as of December 31, 2015, 2014 and 2013 was derived from audited consolidated financial statements, restated to correct the classification of the commercial mortgage warehouse loans as held for investment instead of held for sale. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K/A. Certain amounts reported below have been reclassified to conform to the 2017 presentation, including the presentation of BankMobile as continuing operations.

	2017	2016	2015	2014	2013
(dollars in thousands, except per share information)
For the Years Ended December 31,
Interest income	$372,850	$322,539	$249,850	$190,427	$128,156
Interest expense	105,507	73,042	53,560	38,504	24,301
Net interest income	267,343	249,497	196,290	151,923	103,855
Provision for loan losses	6,768	3,041	20,566	14,747	2,236
Total non-interest income	78,910	56,370	27,717	25,126	22,703
Total non-interest expense	215,606	178,231	114,946	98,914	74,024
Income before income tax expense	123,879	124,595	88,495	63,388	50,298
Income tax expense	45,042	45,893	29,912	20,174	17,604
Net income	78,837	78,702	58,583	43,214	32,694
Preferred stock dividends	14,459	9,515	2,493	—	—
Net income attributable to common shareholders	$64,378	$69,187	$56,090	$43,214	$32,694
Earnings per common share:
Basic earnings per common share	$2.10	$2.51	$2.09	$1.62	$1.34
Diluted earnings per common share	$1.97	$2.31	$1.96	$1.55	$1.30
At Period End
Total assets	$9,839,555	$9,382,736	$8,398,205	$6,821,500	$4,150,493
Cash and cash equivalents	146,323	264,709	264,593	371,023	233,068
Investment securities	471,371	493,474	560,253	416,685	497,573
Loans held for sale - as restated (1)	146,077	695	42,114	103,440	6,899
Loans receivable, mortgage warehouse, at fair value - as restated (1)	1,793,408	2,116,815	1,754,950	1,332,019	740,694
Loans receivable	6,768,258	6,154,637	5,453,479	4,312,173	2,465,078
Allowance for loan losses	38,015	37,315	35,647	30,932	23,998
FDIC loss sharing receivable (2)	—	—	—	2,320	10,046
Deposits	6,800,142	7,303,775	5,909,501	4,532,538	2,959,922
Borrowings (3)	2,062,237	1,147,706	1,890,442	1,812,380	782,070
Shareholders’ equity	920,964	855,872	553,902	443,145	386,623
Tangible common equity (4)	687,198	620,780	494,682	439,481	382,947
Selected Ratios and Share Data
Return on average assets	0.77%	0.86%	0.81%	0.78%	0.95%
Return on average common equity	9.38%	12.41%	11.82%	10.39%	9.49%
Common book value per share	$22.42	$21.08	$18.52	$16.57	$14.51
Tangible book value per common share (4)	$21.90	$20.49	$18.39	$16.43	$14.37
Common shares outstanding	31,382,503	30,289,917	26,901,801	26,745,529	26,646,566
Net interest margin, tax equivalent (4)	2.73%	2.84%	2.81%	2.86%	3.13%
Equity to assets	9.36%	9.12%	6.60%	6.50%	9.32%
Tangible common equity to tangible assets (4)	7.00%	6.63%	5.89%	6.45%	9.23%
Tier 1 leverage ratio – Customers Bank	10.09%	9.23%	7.30%	7.39%	10.81%
Tier 1 leverage ratio – Customers Bancorp	8.94%	9.07%	7.16%	6.69%	10.11%
Tier 1 risk-based capital ratio – Customers Bank	13.08%	11.63%	8.62%	9.27%	13.33%

Tier 1 risk-based capital ratio – Customers Bancorp	11.58%	11.41%	8.46%	8.39%	12.44%
Total risk-based capital ratio – Customers Bank	14.96%	13.61%	10.85%	11.98%	14.11%
Total risk-based capital ratio – Customers Bancorp	13.05%	13.05%	10.62%	11.09%	13.21%
Asset Quality
Non-performing loans	$26,415	$17,792	$10,771	$11,733	$19,163
Non-performing loans to loans receivable (5)	0.39%	0.29%	0.20%	0.27%	0.78%
Non-performing loans to total loans	0.30%	0.22%	0.15%	0.20%	0.60%
Other real estate owned	$1,726	$3,108	$5,057	$15,371	$12,265
Non-performing assets	28,141	20,900	15,828	27,104	31,428
Non-performing assets to total assets	0.29%	0.22%	0.19%	0.40%	0.76%
Allowance for loan losses to loans receivable (5)	0.56%	0.61%	0.65%	0.72%	0.97%
Allowance for loan losses to non-performing loans	143.91%	209.73%	330.95%	263.63%	125.23%
Net charge-offs	$6,068	$1,662	$11,979	$3,124	$6,894
Net charge-offs to average loans receivable (5)	0.09%	0.03%	0.26%	0.09%	0.37%

(1)
Restated to correct the misclassification of Customers' commercial mortgage warehouse loans as held for sale rather than held for investment as described in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to the consolidated financial statements as of December 31, 2017 and 2016 included in Part II, Item 8 of this Annual Report on Form 10-K/A. The following table sets forth the effects of the correction on the consolidated balance sheets as of December 31, 2015, 2014 and 2013:

	December 31,
	2015			2014			2013
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Loans held for sale	$1,797,064	$(1,754,950)	$42,114	$1,435,459	$(1,332,019)	$103,440	$747,593	$(740,694)	$6,899
Loans receivable, mortgage warehouse, at fair value	—	1,754,950	1,754,950	—	1,332,019	1,332,019	—	740,694	740,694

(2)	The FDIC loss sharing receivable, net of the clawback liability, was included in "Accrued interest payable and other liabilities" as of December 31, 2015.

(3)	Borrowings includes FHLB advances, Federal funds purchased, Subordinated debt and other borrowings.

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

(5)	Excludes loans receivable, mortgage warehouse, at fair value which are not evaluated for impairment and do not have an allowance for loan loss.

A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2017	2016	2015	2014	2013
(in thousands, except per share data)
Shareholders’ equity	$920,964	$855,872	$553,902	$443,145	$386,623
Less: intangible assets	(16,295)	(17,621)	(3,651)	(3,664)	(3,676)
Less: preferred stock	(217,471)	(217,471)	(55,569)	—	—
Tangible common equity	$687,198	$620,780	$494,682	$439,481	$382,947
Shares outstanding	31,383	30,290	26,902	26,746	26,647
Common book value per share	$22.42	$21.08	$18.52	$16.57	$14.51
Less: effect of excluding intangible assets	(0.52)	(0.59)	(0.13)	(0.14)	(0.14)
Common tangible book value per share	$21.90	$20.49	$18.39	$16.43	$14.37
Total assets	$9,839,555	$9,382,736	$8,398,205	$6,821,500	$4,150,493
Less: intangible assets	(16,295)	(17,621)	(3,651)	(3,664)	(3,676)
Total tangible assets	$9,823,260	$9,365,115	$8,394,554	$6,817,836	$4,146,817

Equity to assets	9.36%	9.12%	6.60%	6.50%	9.32%
Tangible common equity to tangible assets	7.00%	6.63%	5.89%	6.45%	9.23%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations - As Restated

This Management's Discussion and Analysis should be read in conjunction with the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2017. Certain amounts reported in the 2016 and 2015 financial statements have been reclassified to conform to the 2017 presentation.  At December 31, 2016, BankMobile met the criteria to be classified as held for sale and, accordingly, the assets and liabilities of BankMobile were presented as “Assets held for sale," “Non-interest bearing deposits held for sale,” and “Other liabilities held for sale;” and BankMobile’s operating results and associated cash flows were presented as “Discontinued operations.” Beginning in third quarter 2017, the period in which Customers decided to spin-off BankMobile rather than selling directly to a third party, BankMobile's assets, liabilities, operating results and cash flows were no longer reported as held for sale or discontinued operations but instead were reported as held and used. Prior reported assets held for sale, non-interest bearing deposits held for sale and other liabilities held for sale have been reclassified to conform with the December 31, 2017 presentation. Amounts previously reported as discontinued operations have also been reclassified to conform with the year ended December 31, 2017 presentation.

Restatement of Previously Issued Financial Statements

In November 2018, Customers determined that its commercial mortgage warehouse loans should have been classified as loans receivable, rather than loans held for sale. The discussion and analysis included herein has been amended and restated to present the corrected classification of Customers' commercial mortgage warehouse lending activities. Additional discussion regarding the restatement of previously issued financial statements is included in the Explanatory Note to this Annual Report on Form 10-K/A and in NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
(amounts in thousands)
Assets
Interest-earning deposits	$296,305	$3,132	1.06%	$225,409	$1,218	0.54%	$271,201	$718	0.26%
Investment securities (A)	870,979	25,153	2.89%	540,532	14,293	2.64%	427,638	10,405	2.43%
Loans:
Commercial loans to mortgage companies	1,748,575	73,513	4.20%	1,985,495	70,308	3.54%	1,550,683	50,876	3.28%
Multifamily loans	3,551,683	132,263	3.72%	3,223,122	122,316	3.79%	2,367,472	88,879	3.75%
Commercial and industrial	1,452,805	60,595	4.17%	1,172,655	46,257	3.94%	681,722	26,758	3.93%
Non-owner occupied commercial real estate	1,293,173	51,212	3.96%	1,188,631	45,441	3.82%	1,209,879	47,438	3.92%
All other loans	503,532	22,353	4.44%	370,663	18,496	4.99%	415,307	19,882	4.79%
Total loans (B)	8,549,768	339,936	3.98%	7,940,566	302,818	3.81%	6,225,063	233,833	3.76%
Other interest-earning assets	103,710	4,629	4.46%	84,797	4,210	4.96%	72,693	4,894	6.73%
Total interest-earning assets	9,820,762	372,850	3.80%	8,791,304	322,539	3.67%	6,996,595	249,850	3.57%
Non-interest-earning assets	376,948			310,813			265,936
Total assets	$10,197,710			$9,102,117			$7,262,531
Liabilities
Interest checking accounts	$386,819	3,157	0.82%	$190,279	1,069	0.56%	$123,527	686	0.56%
Money market deposit accounts	3,339,053	34,488	1.03%	3,085,140	19,233	0.62%	2,412,958	12,548	0.52%
Other savings accounts	40,791	112	0.27%	39,122	95	0.24%	36,820	111	0.30%
Certificates of deposit	2,392,095	29,825	1.25%	2,633,425	27,871	1.06%	2,087,641	20,637	0.99%
Total interest-bearing deposits	6,158,758	67,582	1.10%	5,947,966	48,268	0.81%	4,660,946	33,982	0.73%
Borrowings	1,875,431	37,925	2.02%	1,498,899	24,774	1.65%	1,369,841	19,578	1.43%
Total interest-bearing liabilities	8,034,189	105,507	1.31%	7,446,865	73,042	0.98%	6,030,787	53,560	0.89%
Non-interest-bearing deposits	1,187,324			873,599			692,159
Total deposits and borrowings	9,221,513		1.14%	8,320,464		0.88%	6,722,946		0.80%
Other non-interest-bearing liabilities	72,714			84,752			30,394
Total liabilities	9,294,227			8,405,216			6,753,340
Shareholders’ equity	903,483			696,901			509,191
Total liabilities and shareholders’ equity	$10,197,710			$9,102,117			$7,262,531
Net interest earnings		267,343			249,497			196,290
Tax-equivalent adjustment (C)		645			390			449
Net interest earnings		$267,988			$249,887			$196,739
Interest spread			2.66%			2.79%			2.77%
Net interest margin			2.72%			2.84%			2.81%
Net interest margin tax equivalent (C)			2.73%			2.84%			2.81%

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
For the years ended December 31, 2016 and 2015
During 2016, the provision for loan losses was $3.0 million, a decrease of $17.5 million from a provision of $20.6 million in 2015. The 2015 provision for loan losses included $9.0 million for a fraudulent loan that was charged off in its entirety and reflected greater growth in loans held for investment. The held-for-investment loan portfolio (excluding loans receivable, mortgage warehouse, at fair value) grew approximately $0.7 billion in 2016 compared to $1.1 billion in 2015, resulting in less provision for new loans of approximately $2.5 million. The 2016 provision included a benefit of $0.3 million attributable to FDIC loss sharing arrangements versus expense of $3.9 million in 2015. Recoveries in 2016 totaled $2.7 million compared to recoveries of $1.4 million in 2015. There were no significant changes in Customers' methodology for estimating its allowance for loan losses, or policies regarding charge-offs, in 2016.
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
At December 31, 2017, total assets were $9.8 billion. This represented a $0.5 billion, or 4.9%, increase from total assets of $9.4 billion at December 31, 2016.  The major change in Customers' financial position occurred as a result of organic growth in loans receivable (excluding loans receivable, mortgage warehouse, at fair value), which increased by $0.6 billion, or 10.0%, to $6.8 billion at December 31, 2017, from $6.2 billion at December 31, 2016. This increase was offset in part by a decline in loans receivable, mortgage warehouse, at fair value of $0.3 billion, or 15.3%, from $2.1 billion at December 31, 2016, to $1.8 billion at December 31, 2017.
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
The following table sets forth certain key condensed balance sheet data:

	December 31,
	2017	2016

(amounts in thousands)
Cash and cash equivalents	$146,323	$264,709
Investment securities available for sale, at fair value	471,371	493,474
Loans held for sale (includes $1,886 and $695, respectively at fair value) - as restated	146,077	695
Loans receivable, mortgage warehouse, at fair value - as restated	1,793,408	2,116,815
Loans receivable	6,768,258	6,154,637
Total loans receivable, net of allowance for loan losses - as restated	8,523,651	8,234,137
Total assets	9,839,555	9,382,736
Total deposits	6,800,142	7,303,775
Federal funds purchased	155,000	83,000
FHLB advances	1,611,860	868,800
Other borrowings	186,497	87,123
Subordinated debt	108,880	108,783
Total liabilities	8,918,591	8,526,864
Total shareholders’ equity	920,964	855,872
Total liabilities and shareholders’ equity	9,839,555	9,382,736

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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market.  Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil.  Customers saw an opportunity to provide liquidity to this business segment at attractive spreads.  There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the lending to mortgage banking business group is to originate loans that provide liquidity to mortgage banking companies. These loans are primarily used by mortgage banking companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans serve as collateral for Customers' commercial loans. As of December 31, 2017 and 2016, commercial loans to mortgage banking businesses totaled $1.8 billion and $2.1 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets.
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

The composition of loans held for sale was as follows:

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	$144,191	$—	$39,257	$99,791	$—
Total commercial loans held for sale	144,191	—	39,257	99,791	—
Consumer loans:
Residential mortgage loans, at fair value	1,886	695	2,857	3,649	6,899
Loans held for sale	$146,077	$695	$42,114	$103,440	$6,899
At December 31, 2017, loans held for sale totaled $146.1 million, or 1.7% of the total loan portfolio, and $0.7 million, or less than 0.01% of the total loan portfolio, at December 31, 2016. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.
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
The composition of loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,793,408	$2,116,815	$1,754,950	$1,332,019	$740,694
Loans receivable:
Commercial:
Multi-family	3,502,381	3,214,999	2,909,439	2,208,405	1,064,059
Commercial and industrial (a)	1,633,818	1,382,343	1,111,400	785,669	296,595
Commercial real estate (b)	1,218,719	1,193,715	956,255	839,310	753,591
Construction	85,393	64,789	87,240	49,718	42,917
Total commercial loans receivable	6,440,311	5,855,846	5,064,334	3,883,102	2,157,162
Consumer:
Residential real estate	234,090	193,502	271,613	297,395	163,920
Manufactured housing	90,227	101,730	113,490	126,731	139,471
Other	3,547	3,483	3,708	4,433	5,437
Total consumer loans receivable	327,864	298,715	388,811	428,559	308,828
Loans receivable	6,768,175	6,154,561	5,453,145	4,311,661	2,465,990
Deferred costs (fees) and unamortized premiums (discounts), net	83	76	334	512	(912)
Allowance for loan losses	(38,015)	(37,315)	(35,647)	(30,932)	(23,998)
Total loans receivable, net of allowance for loan losses	$8,523,651	$8,234,137	$7,172,782	$5,613,260	$3,181,774

(a)	Includes owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014.

(b)	Includes non-owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014. For 2013, includes owner occupied and non-owner occupied commercial real estate loans.

Certain residential mortgage and multi-family loans that are expected to be sold are classified as loans held for sale. Loans held for sale totaled $146.1 million and $0.7 million at December 31, 2017 and 2016, respectively.
The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period.
Loans receivable (excluding loans receivable, mortgage warehouse, at fair value), net of the allowance for loan losses, increased by $0.6 billion to $6.7 billion at December 31, 2017, from $6.1 billion at December 31, 2016. The increase in loans receivable, net of the allowance for loan losses, was attributable to higher balances in the multi-family and commercial and industrial (including owner occupied commercial real estate) portfolios, with each portfolio having increased by $0.3 billion from December 31, 2016. The increase in these loan balances was the result of Customers' successful execution of its organic growth strategy.
The following table presents Customers' commercial loans receivable (excluding loans receivable, mortgage warehouse, at fair value) as of December 31, 2017 based on the remaining term to contractual maturity, and presents the amount of those loans with predetermined fixed rates and floating or adjustable rates:

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
The provision for loan losses was $6.8 million, $3.0 million, and $20.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The allowance for loan losses maintained for loans receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value, as estimable credit losses are embedded in the fair values at which the loans are reported) was $38.0 million, or 0.56% of loans receivable, at December 31, 2017, and $37.3 million, or 0.61% of loans receivable, at December 31, 2016.  Net charge-offs were $6.1 million for the year ended December 31, 2017, an increase of $4.4 million compared to $1.7 million for the year ending December 31, 2016.  The increase in net charge-offs during 2017 was largely driven by $3.4 million of charge-offs related to two relationships in the commercial and industrial post-2009 originated loan portfolio. Also, in 2017 there was an increase of $0.4 million of net charge-offs in the consumer loan portfolio, largely the result of charge-offs of overdrawn deposit accounts associated with BankMobile deposit relationships.

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

The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans, with the exception of mortgage warehouse loans, at fair value, are assigned credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to Critical Accounting Policies herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for further discussion on management's methodology for estimating the allowance for loan losses.
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
Asset Quality at December 31, 2017

Loan Type	Total Loans	Current	30-90 Days	Greater than 90 Days and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,499,760	$3,494,860	$4,900	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,546,109	1,527,528	103	—	18,478	667	19,145	1.20%	1.24%
Commercial Real Estate Non-Owner Occupied	1,199,053	1,199,053	—	—	—	—	—	—%	—%
Residential	107,742	103,564	2,672	—	1,506	—	1,506	1.40%	1.40%
Construction	85,393	85,393	—	—	—	—	—	—%	—%
Other Consumer	1,292	1,257	35	—	—	—	—	—%	—%
Total Originated Loans (2)	6,439,349	6,411,655	7,710	—	19,984	667	20,651	0.31%	0.32%
Loans Acquired
Bank Acquisitions	149,400	140,465	3,517	946	4,472	782	5,254	2.99%	3.50%
Loan Purchases	179,426	167,300	6,245	3,922	1,959	277	2,236	1.09%	1.24%
Total Loans Acquired	328,826	307,765	9,762	4,868	6,431	1,059	7,490	1.96%	2.27%
Deferred costs and unamortized premiums, net	83	83	—	—	—	—	—
Loans Receivable	6,768,258	6,719,503	17,472	4,868	26,415	1,726	28,141	0.39%	0.42%
Loans Receivable, Mortgage Warehouse, at Fair Value - As Restated	1,793,408	1,793,408	—	—	—	—	—
Total Loans Held for Sale - As Restated	146,077	146,077	—	—	—	—	—
Total Portfolio	$8,707,743	$8,658,988	$17,472	$4,868	$26,415	$1,726	$28,141	0.30%	0.32%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.

Asset Quality at December 31, 2017 (continued)

Loan Type	Total Loans	NPL	ALLL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,499,760	$—	$12,169	$—	$12,169	0.35%	—%
Commercial & Industrial (1)	1,546,109	18,478	13,369	—	13,369	0.86%	72.35%
Commercial Real Estate	1,199,053	—	4,564	—	4,564	0.38%	—%
Residential	107,742	1,506	2,119	—	2,119	1.97%	140.70%
Construction	85,393	—	979	—	979	1.15%	—%
Other Consumer	1,292	—	77	—	77	5.96%	—%
Total Originated Loans (2)	6,439,349	19,984	33,277	—	33,277	0.52%	166.52%
Loans Acquired
Bank Acquisitions	149,400	4,472	4,558	—	4,558	3.05%	101.92%
Loan Purchases	179,426	1,959	180	645	825	0.46%	42.11%
Total Loans Acquired	328,826	6,431	4,738	645	5,383	1.64%	83.70%
Deferred costs and unamortized premiums, net	83	—	—	—	—
Loans Receivable	6,768,258	26,415	38,015	645	38,660	0.57%	146.36%
Loans Receivable, Mortgage Warehouse, at Fair Value - As Restated	1,793,408	—	—	—	—
Total Loans Held for Sale - As Restated	146,077	—	—	—	—
Total Portfolio	$8,707,743	$26,415	$38,015	$645	$38,660	0.44%	146.36%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.

Originated Loans
Post 2009 originated loans (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) totaled $6.4 billion, or 95.1%, of loans receivable at December 31, 2017, compared to $5.8 billion, or 94.8%, at December 31, 2016. The management team adopted new underwriting standards that management believes better limit risks of loss in 2009 and has worked to continue to monitor these standards. Only $20.0 million, or 0.31%, of the post 2009 loans were non-performing at December 31, 2017, compared to $10.5 million, or 0.18%, of the post 2009 loans that were non-performing at December 31, 2016. The post 2009 originated loans were supported by an allowance for loan losses of $33.3 million (0.52% of post 2009 originated loans) and $31.8 million (0.55% of post 2009 originated loans) at December 31, 2017 and 2016, respectively.
Loans Acquired
At December 31, 2017, Customers reported $0.3 billion of acquired loans, which was 4.9% of loans receivable, compared to $0.3 billion, or 5.2% of loans receivable, at December 31, 2016.  Non-performing acquired loans totaled $6.4 million at December 31, 2017, and $7.3 million at December 31, 2016. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $51.9 million were supported by a $0.6 million cash reserve at December 31, 2017, compared to $57.6 million supported by a cash reserve of $1.0 million at December 31, 2016. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at Customers. All current losses and delinquent interest are absorbed by this reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay Customers the full payoff amount of the defaulted loan, including any principal, unpaid interest or advances on the loans, once the borrower vacates the property. At December 31, 2017, $31.4 million of these loans were outstanding, compared to $36.6 million at December 31, 2016.
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
Held-for-Sale Loans
At December 31, 2017, loans held for sale were $146.1 million, or 1.7% of the total loan portfolio, compared to $0.7 million, or less than 0.01% of the total loan portfolio at December 31, 2016. The loans held-for-sale portfolio at December 31, 2017, included $144.2 million of multi-family loans and $1.9 million of residential mortgage loans, compared to $0.7 million of residential mortgages loans at December 31, 2016. Held-for-sale loans are carried on Customers' balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost of fair value. An allowance for loan losses is not recorded on loans that are classified held for sale.
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
The tables below set forth non-accrual loans, non-performing assets and asset quality ratios:

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Loans 90+ days delinquent still accruing (1)	$2,743	$2,813	$2,805	$4,388	$3,772

Non-accrual loans	$26,415	$17,792	$10,771	$11,733	$19,163
OREO	1,726	3,108	5,057	15,371	12,265
Total non-performing assets	$28,141	$20,900	$15,828	$27,104	$31,428

(1)	Excludes purchased credit-impaired loans.

	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans to loans receivable (1)	0.39%	0.29%	0.20%	0.27%	0.78%
Non-accrual loans to total loans	0.30%	0.22%	0.15%	0.20%	0.60%
Non-performing assets to total assets	0.29%	0.22%	0.19%	0.40%	0.76%
Non-accrual loans and loans 90+ days delinquent to total assets	0.30%	0.22%	0.16%	0.24%	0.55%
Allowance for loan losses to:
Loans receivable (1)	0.56%	0.61%	0.65%	0.72%	0.97%
Non-accrual loans	143.91%	209.73%	330.95%	263.63%	125.23%
(1) Excludes loans receivable, mortgage warehouse, at fair value.

The table below sets forth loans that were non-performing at December 31, 2017, 2016, 2015, 2014 and 2013.

	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Commercial and industrial (1)	$17,392	$8,443	$1,973	$2,513	$125
Commercial real estate (2)	1,453	2,039	2,700	2,514	11,615
Commercial real estate non-owner occupied	160	2,057	1,307	1,460	—
Construction	—	—	—	2,325	5,431
Residential real estate	5,420	2,959	2,202	1,855	1,533
Manufactured housing	1,959	2,236	2,449	931	459
Other consumer	31	58	140	135	—
Total non-performing loans	$26,415	$17,792	$10,771	$11,733	$19,163

(1)	Includes owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014.

(2)	Includes non-owner occupied commercial real estate loans for 2017, 2016, 2015 and 2014. For 2013, includes owner occupied and non-owner occupied commercial real estate loans.
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
Net cash flows provided by operating activities were $62.2 million for the year ended December 31, 2017, compared to net cash flows provided by operating activities of $91.4 million for the year ended December 31, 2016.
Net cash flows used in investing activities were $0.6 billion for the year ended December 31, 2017, compared to $1.0 billion for the year ended December 31, 2016.
Cash used in investing activities consisted of the following:

•	The origination of mortgage warehouse loans totaled $30.1 billion for the year ended December 31, 2017, compared to $36.1 billion for the year ended December 31, 2016.

•	Purchases of investment securities available for sale totaled $796.6 million for the year ended December 31, 2017, compared to $5.0 million for the year ended December 31, 2016

•	Cash flows used to fund new loans held for investment totaled $960.4 million and $795.0 million for the years ended December 31, 2017 and 2016, respectively.

•	Cash flows used to purchase loans totaled $262.6 million for the year ended December 31, 2017. There were no such cash flows used to purchase loans for the year ended December 31, 2016.

•
Purchases of bank owned life insurance policies were $90.0 million for the year ended December 31, 2017. There were no such purchases of bank owned life insurance policies for the year ended December 31, 2016.

•	Net purchases of FHLB, Federal Reserve Bank, and other restricted stock totaled $37.5 million for the year ended December 31, 2017.

•
Purchases of leased assets under operating leases were $22.2 million for the year ended December 31, 2017. There were no such purchases of leased assets under operating leases for the year ended December 31, 2016.

Cash provided by investing activities consisted of the following:

•	Proceeds from repayment of mortgage warehouse loans totaled $30.4 billion for the year ended December 31, 2017, compared to $35.7 billion for the year ended December 31, 2016.

•
Proceeds from maturities, calls and principal payments of securities available for sale totaled $48.1 million for the year ended December 31, 2017, compared to $64.7 million for the year ended December 31, 2016.

•	Proceeds from sales of investment securities available for sale amounted to $769.2 million for the year ended December 31, 2017, compared to $2.9 million for the year ended December 31, 2016.

•	Proceeds from the sale of loans held for investment totaled $462.5 million for the year ended December 31, 2017, compared to $133.1 million for the year ended December 31, 2016.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2018 (except as to the effect of the material weakness which is dated as of November 30, 2018) expressed an adverse opinion thereon.

Restatement to Correct 2017, 2016 and 2015 Misstatement
As discussed in Note 4, under the heading Restatement of Previously Issued Financial Statements, to the consolidated financial statements, the 2017, 2016 and 2015 financial statements have been restated to correct a misstatement.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania
February 23, 2018, except Note 4 under the heading Restatement of Previously Issued Financial Statements, is dated as of November 30, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Customers Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria. In our report dated February 23, 2018, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2017. Subsequent to February 23, 2018, the Company identified a material misstatement in its annual consolidated financial statements for 2017, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described above, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 expressed herein is different from that expressed in our previous report.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"), and our report dated February 23, 2018, except as to Note 4 under the heading Restatement of Previously Issued Financial Statements, which is dated November 30, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over accounting for loans held for sale has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements (as restated).

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

/s/ BDO USA, LLP
Philadelphia, Pennsylvania
February 23, 2018, except as to the effect of the material weakness, which is dated November 30, 2018

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2017	2016
	(As Restated)	(As Restated)
ASSETS
Cash and due from banks	$20,388	$37,485
Interest earning deposits	125,935	227,224
Cash and cash equivalents	146,323	264,709
Investment securities available for sale, at fair value	471,371	493,474
Loans held for sale (includes $1,886 and $695, respectively at fair value)	146,077	695
Loans receivable, mortgage warehouse, at fair value	1,793,408	2,116,815
Loans receivable	6,768,258	6,154,637
Allowance for loan losses	(38,015)	(37,315)
Total loans receivable, net of allowance for loan losses	8,523,651	8,234,137
FHLB, Federal Reserve Bank, and other restricted stock	105,918	68,408
Accrued interest receivable	27,021	23,690
Bank premises and equipment, net	11,955	12,769
Bank-owned life insurance	257,720	161,494
Other real estate owned	1,726	3,108
Goodwill and other intangibles	16,295	17,621
Other assets	131,498	102,631
Total assets	$9,839,555	$9,382,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,052,115	$966,058
Interest bearing	5,748,027	6,337,717
Total deposits	6,800,142	7,303,775
Federal funds purchased	155,000	83,000
FHLB advances	1,611,860	868,800
Other borrowings	186,497	87,123
Subordinated debt	108,880	108,783
Accrued interest payable and other liabilities	56,212	75,383
Total liabilities	8,918,591	8,526,864
Commitments and contingencies (NOTE 18)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2017 and 2016	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,912,763 and 30,820,177 shares issued as of December 31, 2017 and 2016; 31,382,503 and 30,289,917 shares outstanding as of December 31, 2017 and 2016	31,913	30,820
Additional paid in capital	422,096	427,008
Retained earnings	258,076	193,698
Accumulated other comprehensive loss, net	(359)	(4,892)
Treasury stock, at cost (530,260 shares as of December 31, 2017 and 2016)	(8,233)	(8,233)
Total shareholders’ equity	920,964	855,872
Total liabilities and shareholders’ equity	$9,839,555	$9,382,736
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Interest income:
Loans	$339,936	$302,818	$233,833
Investment securities	25,153	14,293	10,405
Other	7,761	5,428	5,612
Total interest income	372,850	322,539	249,850
Interest expense:
Deposits	67,582	48,268	33,982
Other borrowings	10,056	6,438	6,096
FHLB advances	21,130	11,597	6,743
Subordinated debt	6,739	6,739	6,739
Total interest expense	105,507	73,042	53,560
Net interest income	267,343	249,497	196,290
Provision for loan losses	6,768	3,041	20,566
Net interest income after provision for loan losses	260,575	246,456	175,724
Non-interest income:
Interchange and card revenue	41,509	24,681	557
Deposit fees	10,039	8,067	944
Mortgage warehouse transactional fees	9,345	11,547	10,394
Gain (loss) on sale of investment securities	8,800	25	(85)
Bank-owned life insurance	7,219	4,736	7,006
Gains on sale of SBA and other loans	4,223	3,685	4,047
Mortgage banking income	875	969	741
Impairment loss on investment securities	(12,934)	(7,262)	—
Other	9,834	9,922	4,113
Total non-interest income	78,910	56,370	27,717
Non-interest expense:
Salaries and employee benefits	95,518	80,641	58,777
Technology, communication and bank operations	45,885	26,839	10,596
Professional services	28,051	20,684	11,042
Occupancy	11,161	10,327	8,668
FDIC assessments, non-income taxes, and regulatory fees	7,906	13,097	10,728
Provision for operating losses	6,435	3,517	140
Loan workout	2,366	2,063	1,127
Advertising and promotion	1,470	1,549	1,475
Other real estate owned	570	1,953	2,516
Merger and acquisition related expenses	410	1,195	—
Other	15,834	16,366	9,877
Total non-interest expense	215,606	178,231	114,946
Income before income tax expense	123,879	124,595	88,495
Income tax expense	45,042	45,893	29,912
Net income	78,837	78,702	58,583
Preferred stock dividends	14,459	9,515	2,493
Net income available to common shareholders	$64,378	$69,187	$56,090
Basic earnings per common share	$2.10	$2.51	$2.09
Diluted earnings per common share	$1.97	$2.31	$1.96
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
	(As Restated)	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net income	$78,837	$78,702	$58,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	6,768	3,041	20,566
Depreciation and amortization	10,801	5,897	3,998
Share-based compensation expense	7,167	7,069	5,661
Deferred taxes	14,820	(2,579)	(10,092)
Net amortization of investment securities premiums and discounts	702	891	858
(Gain) loss on sale of investment securities	(8,800)	(25)	85
Impairment loss on investment securities	12,934	7,262	—
Gain on sale of SBA and other loans	(4,898)	(3,685)	(4,479)
Origination of loans held for sale	(41,172)	(39,750)	(39,257)
Proceeds from the sale of loans held for sale	40,656	42,772	40,815
Decrease (increase) in FDIC loss sharing receivable net of clawback liability	—	255	(2,430)
Amortization of fair value discounts and premiums	88	405	832
Net loss on sales of other real estate owned	154	130	761
Valuation and other adjustments to other real estate owned, net of FDIC receivable	298	1,473	992
Earnings on investment in bank-owned life insurance	(7,219)	(4,736)	(7,006)
Increase in accrued interest receivable and other assets	(32,256)	(11,538)	(12,024)
(Decrease) increase in accrued interest payable and other liabilities	(16,687)	5,819	8,706
Net Cash Provided by Operating Activities	62,193	91,403	66,569
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(796,594)	(5,000)	(231,703)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	48,124	64,701	76,331
Proceeds from sales of investment securities available for sale	769,203	2,852	806
Origination of mortgage warehouse loans	(30,084,255)	(36,091,174)	(29,886,506)
Proceeds from repayments of mortgage warehouse loans	30,407,662	35,729,309	29,463,289
Net increase in loans	(960,372)	(794,954)	(1,341,133)
Purchase of loans	(262,641)	—	—
Proceeds from sale of loans	462,518	133,104	248,060
Purchases of bank-owned life insurance	(90,000)	—	(15,000)
Proceeds from bank-owned life insurance	1,418	619	3,384
Net (purchases of) proceeds from FHLB, Federal Reserve Bank, and other restricted stock	(37,510)	22,433	(8,839)
(Payments to) reimbursements from the FDIC on loss sharing agreements	—	(2,049)	3,917
Purchases of leased assets under operating leases	(22,223)	—	—
Purchases of bank premises and equipment	(2,135)	(5,426)	(2,939)
Proceeds from sales of other real estate owned	1,680	1,051	8,890
Acquisition of Disbursements business, net	—	(17,000)	—
Net Cash Used in Investing Activities	(565,125)	(961,534)	(1,681,443)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(503,633)	1,394,276	1,376,985
Net increase (decrease) in short-term borrowed funds from the FHLB	743,060	(831,500)	(17,700)
Net increase in federal funds purchased	72,000	13,000	70,000
Proceeds from long-term FHLB borrowings	—	75,000	25,000
Proceeds from issuance of long-term debt	98,564	—	—
Net proceeds from issuance of preferred stock	—	161,902	55,569
Preferred stock dividends paid	(14,459)	(9,051)	(2,314)
Exercise of warrants	1,059	1,532	98
Payment of employee taxes withheld from share-based awards	(14,761)	(5,897)	—
Net proceeds from issuance of common stock	2,716	70,985	806
Net Cash Provided by Financing Activities	384,546	870,247	1,508,444
Net (Decrease) Increase in Cash and Cash Equivalents	(118,386)	116	(106,430)
Cash and Cash Equivalents – Beginning	264,709	264,593	371,023
Cash and Cash Equivalents – Ending	$146,323	$264,709	$264,593
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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION - As Restated
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

Restatement of Previously Issued Financial Statements

In November 2018, Customers determined that the cash flow activities associated with its commercial mortgage warehouse lending activities should have been reported as investing activities in its consolidated statements of cash flows because the related loan balances should have been classified as held for investment (i.e., loans receivable). Customers changed its accounting policies such that commercial mortgage warehouse loans will be classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on its consolidated balance sheets. The cash flow activities associated with these commercial mortgage warehouse lending activities will be reported as investing activities in the consolidated statements of cash flows. Accordingly, Customers has restated the consolidated balance sheets and statements of cash flows as of December 31, 2017 and 2016 and for the three year period ending December 31, 2017 herein.

The following tables set forth the effects of the correction on the consolidated balance sheet as of December 31, 2017 and 2016, and the consolidated statements of cash flows for the years ended December 2017, 2016, and 2015.

	December 31,
	2017			2016
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Loans held for sale	$1,939,485	$(1,793,408)	$146,077	$2,117,510	$(2,116,815)	$695
Loans receivable, mortgage warehouse, at fair value	—	1,793,408	1,793,408	—	2,116,815	2,116,815
Total loans receivable, net of allowance for loan losses	6,730,243	1,793,408	8,523,651	6,117,322	2,116,815	8,234,137

	For the Years Ended December 31,
	2017			2016			2015
Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Origination of loans held for sale	$(30,125,427)	$30,084,255	$(41,172)	$(36,130,924)	$36,091,174	$(39,750)	$(29,925,763)	$29,886,506	$(39,257)
Proceeds from the sale of loans held for sale	30,448,318	(30,407,662)	40,656	35,772,081	(35,729,309)	42,772	29,504,104	(29,463,289)	40,815
Net Cash Provided by (Used in) Operating Activities	385,600	(323,407)	62,193	(270,462)	361,865	91,403	(356,648)	423,217	66,569
Origination of mortgage warehouse loans	—	(30,084,255)	(30,084,255)	—	(36,091,174)	(36,091,174)	—	(29,886,506)	(29,886,506)
Proceeds from repayments of mortgage warehouse loans	—	30,407,662	30,407,662	—	35,729,309	35,729,309	—	29,463,289	29,463,289
Net Cash Used in Investing Activities	(888,532)	323,407	(565,125)	(599,669)	(361,865)	(961,534)	(1,258,226)	(423,217)	(1,681,443)

In addition to the restatement of Customers' consolidated balance sheets and statements of cash flows summarized above, the following notes to the consolidated financial statements have been restated to reflect the corrected classification of Customers' commercial mortgage warehouse lending activities:

•	NOTE 8 - LOANS HELD FOR SALE;

•	NOTE 9 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES; and

•	NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

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
Cash and Cash Equivalents and Statements of Cash Flows

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with banks with a maturity date of three months or less and are recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of its approximate fair value. Changes in the balances of cash and cash equivalents are reported on the consolidated statements of cash flows. Cash receipts from the repayment or sale of loans are classified within the statement of cash flows based on management's original intent upon origination of the loan, as prescribed by accounting guidance related to the statement of cash flows. Commercial mortgage warehouse loans are classified as held for investment and presented at "Loans receivable, mortgage warehouse, at fair value" on the consolidated balance sheets and the cash flow activities associated with these commercial mortgage warehouse lending activities are reported as investing activities on the consolidated statements of cash flows.

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
Loans Receivable - Mortgage Warehouse, at Fair Value
Certain mortgage warehouse lending transactions subject to master repurchase agreements are designated as loans receivable, mortgage warehouse and reported at fair value based on an election made to account for the loans at fair value. Pursuant to these agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans and receives proceeds directly from third party investors when the loans are sold into the secondary market. Commercial warehouse mortgage loans are classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on the consolidated balance sheets.
An allowance for loan losses is not maintained on loans reported at fair value.
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
NOTE 8 – LOANS HELD FOR SALE - As Restated
The composition of loans held for sale as of December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016
(amounts in thousands)	(As Restated)	(As Restated)
Commercial loans:
Multi-family loans, at lower of cost or fair value	$144,191	$—
Total commercial loans held for sale	144,191	—
Consumer loans:
Residential mortgage loans, at fair value	1,886	695
Loans held for sale	$146,077	$695

Effective June 30, 2017, Customers Bank transferred $150.6 million of multi-family loans from loans receivable (held for investment) to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2017, the carrying value of these loans approximates their fair value. Accordingly, a lower of cost or fair value adjustment was not recorded as of December 31, 2017. See NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information on the reclassification of loans previously reported as held for sale.

Effective December 31, 2016, Customers Bank transferred $25.1 million of multi-family loans from held for sale to loans receivable (held for investment) because the Bank no longer had the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 9 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - As Restated
The following table presents loans receivable as of December 31, 2017 and 2016:

	December 31,
	2017	2016
(amounts in thousands)	(As Restated)	(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,793,408	$2,116,815
Loans receivable:
Commercial:
Multi-family	3,502,381	3,214,999
Commercial and industrial (includes owner occupied commercial real estate)	1,633,818	1,382,343
Commercial real estate non-owner occupied	1,218,719	1,193,715
Construction	85,393	64,789
Total commercial loans receivable	6,440,311	5,855,846
Consumer:
Residential real estate	234,090	193,502
Manufactured housing	90,227	101,730
Other	3,547	3,483
Total consumer loans receivable	327,864	298,715
Loans receivable	6,768,175	6,154,561
Deferred costs and unamortized premiums, net	83	76
Allowance for loan losses	(38,015)	(37,315)
Total loans receivable, net of allowance for loan losses	$8,523,651	$8,234,137

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

Loans receivable, mortgage warehouse, at fair value:

Mortgage warehouse loans consist of commercial loans to mortgage companies. These mortgage warehouse lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The commercial mortgage warehouse loans receivable are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life of 22 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.

At December, 2017 and 2016, all of Customers' commercial mortgage warehouse loans were current in terms of payment. Because these loans are reported at their fair value, they do not have an allowance for loan loss and are therefore excluded from allowance for loan losses related disclosures.

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

Credit Quality Indicators

The allowance for loan losses represents management's estimate of probable losses in Customers' loans receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value because of a fair value option election. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
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

(1)Includes residential real estate, manufactured housing, and other consumer loans not subject to risk ratings.
(2)Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes mortgage warehouse loans at fair value.

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

NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - As Restated
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

The estimated fair values of Customers’ financial instruments were as follows at December 31, 2017 and 2016.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2017
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale (as restated)	146,077	146,251	—	1,886	144,365
Total loans receivable, net of allowance for loan losses (as restated)	8,523,651	8,470,171	—	1,793,408	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2016
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets
Cash and cash equivalents	$264,709	$264,709	$264,709	$—	$—
Investment securities, available for sale	493,474	493,474	15,246	478,228	—
Loans held for sale (as restated)	695	695	—	695	—
Total loans receivable, net of allowance for loan losses (as restated)	8,234,137	8,278,835	—	2,116,815	6,162,020
FHLB and Federal Reserve Bank, and other restricted stock	68,408	68,408	—	68,408	—
Derivatives	10,864	10,864	—	10,819	45
Liabilities
Deposits	$7,303,775	$7,303,663	$4,472,013	$2,831,650	$—
Federal funds purchased	83,000	83,000	83,000	—	—
FHLB advances	868,800	869,049	688,800	180,249	—
Other borrowings	87,123	91,761	66,261	25,500	—
Subordinated debt	108,783	111,375	—	111,375	—
Derivatives	14,172	14,172	—	14,172	—

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
(amounts in thousands) (as restated)
Measured at Fair Value on a Recurring Basis
Assets
Available-for-sale securities
Agency-guaranteed residential mortgage-backed securities	$—	$183,458	$—	$183,458
Agency-guaranteed commercial mortgage-backed securities	—	238,472	—	238,472
Corporate notes	—	46,089	—	46,089
Equity securities	3,352	—	—	3,352
Derivatives	—	9,692	60	9,752
Loans held for sale – fair value option (as restated)	—	1,886	—	1,886
Loans receivable, mortgage warehouse – fair value option (as restated)	—	1,793,408	—	1,793,408
Total assets - recurring fair value measurements	$3,352	$2,273,005	$60	$2,276,417
Liabilities
Derivatives	$—	$10,074	$—	$10,074
Measured at Fair Value on a Nonrecurring Basis
Assets
Impaired loans, net of specific reserves of $1,451	$—	$—	$13,902	$13,902
Other real estate owned	—	—	1,449	1,449
Total assets - nonrecurring fair value measurements	$—	$—	$15,351	$15,351

	December 31, 2016
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands) (as restated)
Measured at Fair Value on a Recurring Basis
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$231,263	$—	$231,263
Agency-guaranteed commercial mortgage-backed securities	—	201,817	—	201,817
Corporate notes	—	45,148	—	45,148
Equity securities	15,246	—	—	15,246
Derivatives	—	10,819	45	10,864
Loans held for sale – fair value option (as restated)	—	695	—	695
Loans receivable, mortgage warehouse – fair value option (as restated)	—	2,116,815	—	2,116,815
Total assets - recurring fair value measurements	$15,246	$2,606,557	$45	$2,621,848
Liabilities
Derivatives	$—	$14,172	$—	$14,172
Measured at Fair Value on a Nonrecurring Basis
Assets
Impaired loans, net of specific reserves of $1,360	$—	$—	$6,527	$6,527
Other real estate owned	—	—	2,731	2,731
Total assets - nonrecurring fair value measurements	$—	$—	$9,258	$9,258

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, were as follows:

	For the Years Ended December 31,
	2017	2016
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at December 31,	$45	$45
Issuances	360	400
Settlements	(345)	(400)
Balance at December 31,	$60	$45

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

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (As Restated)
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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management initially concluded that our internal control over financial reporting was effective as of December 31, 2017. Subsequently, in November 2018, management concluded that Customers Bancorp did not maintain effective controls over the appropriate classifications of cash flows used in and provided by its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on its consolidated balance sheets. On November 12, 2018, Customers Bancorp's Audit Committee of the Board of Directors authorized management to restate its previously issued audited consolidated financial statements for 2017, 2016, and 2015 and the interim unaudited consolidated financial statements as of and for the three month periods ended March 31, 2018 and 2017 and the three and six month periods ended June 30, 2018 and 2017, respectively. Accordingly, management has concluded that the control deficiency that resulted in the incorrect classifications of the cash flows used in and provided by its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on its consolidated balance sheets constituted a material weakness as of December 31, 2017. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that Customers Bancorp's internal control over financial reporting was not effective as of December 31, 2017. Management's conclusion of the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9A.    Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2017. In connection with the restatement discussed in the Explanatory Note to this Annual Report on Form 10-K/A and in Note 4 to the consolidated financial statements, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management re-evaluated Customers Bancorp’s disclosure controls and procedures as of December 31, 2017. During its re-evaluation, management identified a material weakness in internal control over financial reporting that resulted in the incorrect classification of cash flows used in and provided by Customers' commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on the consolidated balance sheets. Solely as a result of this material weakness, Customers Bancorp concluded that its disclosure controls and procedures were not effective as of December 31, 2017.
Management's Annual Report on Internal Control over Financial Reporting (As Restated). Under the supervision and with the participation of Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its initial evaluation under the COSO criteria, management concluded that Customers Bancorp's internal control over financial reporting was effective as of December 31, 2017. Subsequently, in November 2018, management concluded that Customers Bancorp did not maintain effective controls over the appropriate classifications of cash flows used in and provided by its mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on its consolidated balance sheets. On November 12, 2018, Customers Bancorp's Audit Committee of the Board of Directors authorized management to restate its previously issued audited consolidated financial statements for 2017, 2016, and 2015 and the interim unaudited consolidated financial statements as of and for the three month periods ended March 31, 2018 and 2017 and the three and six month periods ended June 30, 2018 and 2017, respectively. Accordingly, management has concluded that the control deficiency that resulted in the incorrect classifications of the cash flows used in and provided by its mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on its consolidated balance sheets constituted a material weakness as of December 31, 2017. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that Customers Bancorp's internal control over financial reporting was not effective as of December 31, 2017.
Remediation Plan. Customers Bancorp conducted a comprehensive analysis of the classifications of cash flows within its consolidated statements of cash flows and established new accounting policies and disclosure control procedures for the classification and reporting of its commercial mortgage warehouse lending transactions on the consolidated balance sheets and statements of cash flows. Management expects these efforts to remediate the identified material weakness and strengthen internal control over financial reporting. As management continues to evaluate and work to enhance internal control over financial reporting, it may determine that additional measures are required to address control deficiencies, strengthen internal control over financial reporting, or it may determine to modify the remediation plan described above.
Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting - As Restated is included in Part II, Item 8, “Financial Statements and Supplementary Data,” and is incorporated by reference herein. Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2017. BDO USA, LLP’s attestation report, containing an adverse opinion, which appears in Part II, Item 8, "Financial Statements and Supplementary Data," is incorporated herein by reference.
(b) Changes in Internal Control Over Financial Reporting. During the fourth quarter 2017, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during fourth quarter 2018 designed to remediate a material weakness related to the classification and reporting of its commercial mortgage warehouse lending transactions on its consolidated balance sheets and statements of cash flows.

PART IV

Item 15    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
Consolidated financial statements are included under Item 8 of Part II of this Form 10-K/A.

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

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of BDO USA, LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

November 30, 2018	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

November 30, 2018	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.