Form 10-Q/A
period 2018-03-31
Customers Bancorp, Inc.
filed 2018-11-30
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Customers Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the "March 31, 2018 Form 10-Q/A") is being filed to amend and restate the following items presented in Customers Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which was initially filed with the Securities and Exchange Commission on May 9, 2018, (the "Original March 31, 2018 Form 10-Q"):

•
The Consolidated Balance Sheet (unaudited) included in Part I, Item 1 "Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 (unaudited)" are being amended and restated as of March 31, 2018 as set forth in the Consolidated Balance Sheets (unaudited) and described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
The Consolidated Statements of Cash Flows (unaudited) included in Part I, Item 1 are being amended and restated for the three months ended March 31, 2018 and 2017 as set forth in the Consolidated Statements of Cash Flows (unaudited) and described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
NOTE 7 - LOANS HELD FOR SALE, NOTE 8 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES, AND NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS included in Part I, Item 1 are being amended and restated as set forth in the notes accompanying the unaudited consolidated financial statements and described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
Part I, Item 4 "Controls and Procedures" is being amended to address management's re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting in conjunction with the restatement.

•
Part II, Item 6 "Exhibits" also has been amended to include currently dated certifications from Customers Bancorp, Inc's Principal Executive Officer and Principal Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this March 31, 2018 Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. The Interactive Data Files have also been amended in conjunction with the restatement and are attached to this March 31, 2018 Form 10-Q/A as Exhibit 101.

This March 31, 2018 Form 10-Q/A also restates previously reported amounts included in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original March 31, 2018 Form 10-Q to present the corrected classification of Customers Bancorp, Inc.'s commercial mortgage warehouse lending activities.

As previously reported on its Current Report on Form 8-K, which was filed with the SEC on November 13, 2018, Customers Bancorp, Inc. is restating its previously issued audited consolidated financial statements for 2017, 2016 and 2015 and its interim unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017, because of misclassifications of cash flow activities associated with its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on the consolidated balance sheets. Accordingly, management has concluded that the control deficiency that resulted in these incorrect classifications constituted a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management revised its earlier assessment and has now concluded that its disclosure controls and procedures were not effective at March 31, 2018.

These misclassifications had no effect on total cash balances, total loans, the allowance for loan losses, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted earnings per share, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. This March 31, 2018 Form 10-Q/A has not been updated for other events or information subsequent to the date of the filing of the Original March 31, 2018 Form 10-Q, except as noted above, and should be read in conjunction with the Original March 31, 2018 Form 10-Q and our other filings with the SEC.

i

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 4.	Controls and Procedures	69

PART II

Item 6.	Exhibits	70

SIGNATURES		72

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(As Restated)	(As Restated)
ASSETS
Cash and due from banks	$9,198	$20,388
Interest-earning deposits	206,213	125,935
Cash and cash equivalents	215,411	146,323
Investment securities, at fair value	1,181,661	471,371
Loans held for sale (includes $662 and $1,886, respectively, at fair value)	662	146,077
Loans receivable, mortgage warehouse, at fair value	1,874,853	1,793,408
Loans receivable	6,943,566	6,768,258
Allowance for loan losses	(39,499)	(38,015)
Total loans receivable, net of allowance for loan losses	8,778,920	8,523,651
FHLB, Federal Reserve Bank, and other restricted stock	130,302	105,918
Accrued interest receivable	31,812	27,021
Bank premises and equipment, net	11,556	11,955
Bank-owned life insurance	259,222	257,720
Other real estate owned	1,742	1,726
Goodwill and other intangibles	17,477	16,295
Other assets	140,501	131,498
Total assets	$10,769,266	$9,839,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,260,853	$1,052,115
Interest-bearing	5,781,606	5,748,027
Total deposits	7,042,459	6,800,142
Federal funds purchased	195,000	155,000
FHLB advances	2,252,615	1,611,860
Other borrowings	186,735	186,497
Subordinated debt	108,904	108,880
Accrued interest payable and other liabilities	64,465	56,212
Total liabilities	9,850,178	8,918,591
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 31,996,531 and 31,912,763 shares issued as of March 31, 2018 and December 31, 2017; 31,466,271 and 31,382,503 shares outstanding as of March 31, 2018 and December 31, 2017	31,997	31,913
Additional paid in capital	424,099	422,096
Retained earnings	279,942	258,076
Accumulated other comprehensive loss, net	(26,188)	(359)
Treasury stock, at cost (530,260 shares as of March 31, 2018 and December 31, 2017)	(8,233)	(8,233)
Total shareholders’ equity	919,088	920,964
Total liabilities and shareholders’ equity	$10,769,266	$9,839,555
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans	$85,931	$75,407
Investment securities	8,672	5,887
Other	2,361	1,800
Total interest income	96,964	83,094
Interest expense:
Deposits	19,793	14,323
Other borrowings	3,376	1,608
FHLB advances	7,080	3,060
Subordinated debt	1,684	1,685
Total interest expense	31,933	20,676
Net interest income	65,031	62,418
Provision for loan losses	2,117	3,050
Net interest income after provision for loan losses	62,914	59,368
Non-interest income:
Interchange and card revenue	9,661	13,511
Deposit fees	2,092	3,127
Bank-owned life insurance	2,031	1,367
Mortgage warehouse transactional fees	1,887	2,221
Gain on sale of SBA and other loans	1,361	1,328
Mortgage banking income	121	155
Impairment loss on investment securities	—	(1,703)
Other	3,757	2,748
Total non-interest income	20,910	22,754
Non-interest expense:
Salaries and employee benefits	24,925	21,112
Technology, communication and bank operations	9,943	9,916
Professional services	6,008	7,512
Occupancy	2,834	2,714
FDIC assessments, non-income taxes, and regulatory fees	2,200	1,725
Provision for operating losses	1,526	1,646
Loan workout	659	521
Advertising and promotion	390	326
Merger and acquisition related expenses	106	—
Other real estate owned expenses (income)	40	(55)
Other	3,649	3,949
Total non-interest expense	52,280	49,366
Income before income tax expense	31,544	32,756
Income tax expense	7,402	7,009
Net income	24,142	25,747
Preferred stock dividends	3,615	3,615
Net income available to common shareholders	$20,527	$22,132
Basic earnings per common share	$0.65	$0.73
Diluted earnings per common share	$0.64	$0.67
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net income	$24,142	$25,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,117	3,050
Depreciation and amortization	3,344	1,475
Share-based compensation expense	2,218	1,829
Deferred taxes	2,684	(284)
Net amortization of investment securities premiums and discounts	375	111
Unrealized gain recognized on equity securities	(10)	—
Impairment loss on investment securities	—	1,703
Gain on sale of SBA and other loans	(1,477)	(1,421)
Origination of loans held for sale	(4,280)	(6,327)
Proceeds from the sale of loans held for sale	5,599	6,795
Amortization of fair value discounts and premiums	76	27
Net loss on sales of other real estate owned	—	(103)
Valuation and other adjustments to other real estate owned	41	23
Earnings on investment in bank-owned life insurance	(2,031)	(1,367)
Increase in accrued interest receivable and other assets	(6,806)	(10,827)
(Decrease) increase in accrued interest payable and other liabilities	7,347	(844)
Net Cash Provided By Operating Activities	33,339	19,587
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	11,489	11,781
Purchases of investment securities available for sale	(756,242)	(538,544)
Origination of mortgage warehouse loans	(6,804,177)	(6,394,678)
Proceeds from repayments of mortgage warehouse loans	6,722,732	6,827,265
Net increase in loans	(46,969)	(377,517)
Proceeds from sales of loans	16,468	105,448
Purchase of loans	—	(171,839)
Purchases of bank-owned life insurance	—	(50,000)
Proceeds from bank-owned life insurance	529	—
Net (purchases of) proceeds from FHLB, Federal Reserve Bank, and other restricted stock	(24,384)	(16,810)
Purchases of bank premises and equipment	(268)	(366)
Proceeds from sales of other real estate owned	—	450
Purchase of leased assets under operating leases	(2,755)	—
Net Cash Used In Investing Activities	(883,577)	(604,810)
Cash Flows from Financing Activities
Net increase in deposits	242,317	31,705
Net increase in short-term borrowed funds from the FHLB	640,755	337,750
Net increase in federal funds purchased	40,000	132,000
Preferred stock dividends paid	(3,615)	(3,615)
Exercise of warrants	112	420
Payments of employee taxes withheld from share-based awards	(587)	(2,172)
Proceeds from issuance of common stock	344	1,716
Net Cash Provided By Financing Activities	919,326	497,804
Net Increase (Decrease) in Cash and Cash Equivalents	69,088	(87,419)
Cash and Cash Equivalents – Beginning	146,323	264,709
Cash and Cash Equivalents – Ending	$215,411	$177,290

	(continued)

Supplementary Cash Flows Information
Interest paid	$29,746	$17,015
Income taxes paid	4,174	2,348
Non-cash items:
Transfer of loans to other real estate owned	$57	$—
Transfer of loans held for sale to held for investment	129,691	—
University relationship intangible purchased not settled	1,502	—
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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION - As Restated
Basis of Presentation
The interim unaudited consolidated financial statements of Customers have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. On November 13, 2018, Customers Bancorp filed with the SEC a report on Form 8-K advising that its 2017, 2016, and 2015 audited consolidated financial statements and its interim unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017, respectively, should no longer be relied upon because of incorrect classifications of the cash flows used in and provided by its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment (i.e., loans receivable) on its consolidated balance sheets. These misclassifications have no impact on total cash balances, total loans, total assets, the allowance for loan losses, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted earnings per share, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or other key performance metrics, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. The December 31, 2017 consolidated balance sheet presented in this report has been derived from Customers' audited 2017 consolidated financial statements included in its Annual Report on Form 10-K/A filed with the SEC on November 30, 2018 (the "2017 Form 10-K/A"). Because of a fair value option election that Customers made on July 1, 2012 that continues today, these loans are, and will continue to be, reported at their fair value and accordingly do not have an allowance for loan losses. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements of Customers included in the 2017 Form 10-K/A. The 2017 Form 10-K/A describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable, Mortgage Warehouse, at Fair Value; Loans Receivable; Purchased Loans; Allowance for Loan Losses; Goodwill and Other Intangible Assets; Investments in FHLB, Federal Reserve Bank, and Other Restricted Stock; Other Real Estate Owned; Bank-Owned Life Insurance; Bank Premises and Equipment; Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Business Segments; Derivative Instruments and Hedging; Comprehensive Income (Loss); Earnings per Share; and Loss Contingencies. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year or any other period.

Restatement of Previously Issued Financial Statements

In November 2018, Customers determined that the cash flow activities associated with its commercial mortgage warehouse lending activities should have been reported as investing activities in its consolidated statements of cash flows because the related loan balances should have been classified as held for investment (i.e., loans receivable). Customers changed its accounting policies such that commercial mortgage warehouse loans are classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on its consolidated balance sheets. The cash flow activities associated with these commercial mortgage warehouse lending activities are reported as investing activities in the consolidated statements of cash flows. Accordingly, Customers has restated the consolidated balance sheet as of March 31, 2018 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 herein.

The following tables set forth the effects of the correction on the consolidated balance sheet as of March 31, 2018 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

	March 31, 2018
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Loans held for sale	$1,875,515	$(1,874,853)	$662
Loans receivable, mortgage warehouse, at fair value	—	1,874,853	1,874,853
Total loans receivable, net of allowance for loan losses	$6,904,067	$1,874,853	$8,778,920

	Three Months Ended March 31,
	2018			2017
Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Origination of loans held for sale	$(6,808,457)	$6,804,177	$(4,280)	$(6,401,005)	$6,394,678	$(6,327)
Proceeds from the sale of loans held for sale	6,728,331	(6,722,732)	5,599	6,834,060	(6,827,265)	6,795
Net Cash Provided by (Used in) Operating Activities	(48,106)	81,445	33,339	452,174	(432,587)	19,587
Origination of mortgage warehouse loans	—	(6,804,177)	(6,804,177)	—	(6,394,678)	(6,394,678)
Proceeds from repayments of mortgage warehouse loans	—	6,722,732	6,722,732	—	6,827,265	6,827,265
Net Cash Used In Investing Activities	$(802,132)	$(81,445)	$(883,577)	$(1,037,397)	$432,587	$(604,810)

In addition to the restatement of Customers' consolidated balance sheet and statements of cash flows summarized above, the following notes to the consolidated financial statements have been restated to reflect the corrected classification of Customers' commercial warehouse lending activities:

•	NOTE 7 - LOANS HELD FOR SALE;

•	NOTE 8 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES; and

•	NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

In addition, the comparative balances reported throughout Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q/A, have been restated to present the corrected classification of Customers' commercial mortgage warehouse lending activities.

Reclassifications
As described in NOTE 2 - SPIN-OFF AND MERGER, beginning in third quarter 2017, Customers reclassified BankMobile, a segment previously classified as held for sale, to held and used as it no longer met the held-for-sale criteria. Certain prior period amounts and note disclosures (including NOTE 4, NOTE 8 and NOTE 10) have been reclassified to conform with the current period presentation. Except for these reclassifications, there have been no material changes to Customers' significant accounting policies as disclosed in Customers' 2017 Form 10-K/A.

Presented below are recently issued accounting standards that Customers has adopted as well as those that the Financial Accounting Standards Board (“FASB”) has issued but are not yet effective or that Customers has not yet adopted.
Recently Issued Accounting Standards
Accounting Standards Adopted on January 1, 2018

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income/(Loss) Issued February 2018
•  Allows for reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cut and Jobs Act.
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
ASU 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) Issued February 2018
•  Clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with ASC 820, Fair Value Measurement.
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
NOTE 7 – LOANS HELD FOR SALE - As Restated
The composition of loans held for sale as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
(amounts in thousands)	(As Restated)	(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	662	1,886
Loans held for sale	$662	$146,077

Effective March 31, 2018, Customers Bank transferred $129.7 million of multi-family loans from loans held for sale to loan receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which approximated their fair value at the time of transfer.

On June 30, 2017, Customers Bank transferred $150.6 million of multi-family loans from held for investment to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2017, the carrying value of these loans approximated their fair value. Accordingly, a lower of cost or fair value adjustment was not recorded as of December 31, 2017. See NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information on the reclassification of loans previously reported as held for sale.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - As Restated
The following table presents loans receivable as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
(amounts in thousands)	(As Restated)	(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,874,853	$1,793,408
Loans receivable:
Commercial:
Multi-family	3,645,374	3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,704,791	1,633,818
Commercial real estate non-owner occupied	1,195,904	1,218,719
Construction	81,101	85,393
Total commercial loans receivable	6,627,170	6,440,311
Consumer:
Residential real estate	225,839	234,090
Manufactured housing	87,687	90,227
Other	3,570	3,547
Total consumer loans receivable	317,096	327,864
Loans receivable	6,944,266	6,768,175
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(700)	83
Allowance for loan losses	(39,499)	(38,015)
Total loans receivable, net of allowance for loan losses	$8,778,920	$8,523,651

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

At March 31, 2018 and December 31, 2017, all of Customers' commercial mortgage warehouse loans were current in terms of payment. Because these loans are reported at their fair value, they do not have an allowance for loan loss and are therefore excluded from allowance for loan losses related disclosures.

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

The following tables present the credit ratings of loans receivable as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
(amounts in thousands)
Pass/Satisfactory	$3,608,179	$1,161,401	$485,423	$1,178,454	$81,101	$—	$—	$—	$6,514,558
Special Mention	29,634	12,751	8,208	16,356	—	—	—	—	66,949
Substandard	7,561	28,489	8,519	1,094	—	—	—	—	45,663
Performing (1)	—	—	—	—	—	216,133	79,518	3,398	299,049
Non-performing (2)	—	—	—	—	—	9,706	8,169	172	18,047
Total	$3,645,374	$1,202,641	$502,150	$1,195,904	$81,101	$225,839	$87,687	$3,570	$6,944,266

	December 31, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
(amounts in thousands)
Pass/Satisfactory	$3,438,554	$1,118,889	$471,826	$1,185,933	$85,393		$—	$—	$6,300,595
Special Mention	53,873	7,652	5,987	31,767	—	—	—	—	99,279
Substandard	9,954	22,549	6,915	1,019	—		—	—	40,437
Performing (1)	—	—	—	—	—	221,042	81,497	3,400	305,939
Non-performing (2)	—	—	—	—	—	13,048	8,730	147	21,925
Total	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175

(1)	Includes residential real estate, manufactured housing, and other consumer loans not subject to risk ratings.

(2)	Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.

(3)	Excludes commercial mortgage warehouse loans at fair value.

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
NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - As Restated
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

The estimated fair values of Customers' financial instruments at March 31, 2018 and December 31, 2017 were as follows.

			Fair Value Measurements at March 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets:
Cash and cash equivalents	$215,411	$215,411	$215,411	$—	$—
Debt securities, available for sale	1,178,299	1,178,299	—	1,178,299	—
Equity securities	3,362	3,362	3,362	—	—
Loans held for sale (as restated)	662	662	—	662	—
Total loans receivable, net of allowance for loan losses (as restated)	8,778,920	8,704,623	—	1,874,853	6,829,770
FHLB, Federal Reserve Bank and other restricted stock	130,302	130,302	—	130,302	—
Derivatives	13,606	13,606	—	13,523	83
Liabilities:
Deposits	$7,042,459	$7,034,680	$5,153,428	$1,881,252	$—
Federal funds purchased	195,000	195,000	195,000	—	—
FHLB advances	2,252,615	2,252,445	1,687,615	564,830	—
Other borrowings	186,735	187,092	64,262	122,830	—
Subordinated debt	108,904	114,950	—	114,950	—
Derivatives	12,673	12,673	—	12,673	—

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets:
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale (as restated)	146,077	146,251	—	1,886	144,365
Total loans receivable, net of allowance for loan losses (as restated)	8,523,651	8,470,171	—	1,793,408	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities:
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

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
(amounts in thousands) (as restated)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$493,257	$—	$493,257
Agency guaranteed commercial mortgage-backed securities	—	324,534	—	324,534
Corporate notes	—	360,508	—	360,508
Equity securities	3,362	—	—	3,362
Derivatives	—	13,523	83	13,606
Loans held for sale – fair value option (as restated)	—	662	—	662
Loans receivable, mortgage warehouse – fair value option (as restated)	—	1,874,853	—	1,874,853
Total assets - recurring fair value measurements	$3,362	$3,067,337	$83	$3,070,782
Liabilities
Derivatives	$—	$12,673	$—	$12,673
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $2,119	$—	$—	$12,588	$12,588
Other real estate owned	—	—	1,408	1,408
Total assets - nonrecurring fair value measurements	$—	$—	$13,996	$13,996

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

(1) Amounts reported include funds transfer pricing of $4.4 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - As Restated.
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in Customers Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K Filing”), which was filed with the SEC on February 23, 2018, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Our actual results may differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2018. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2017 Form 10-K/A.
Restatement of Previously Issued Financial Statements

In November 2018, Customers determined that its commercial mortgage warehouse loans should have been classified as loans receivable, rather than loans held for sale. The discussion and analysis included herein has been amended and restated to present the corrected classification of Customers' commercial mortgage warehouse lending activities. Additional discussion regarding the restatement of previously issued financial statements is included in the Explanatory Note to this Form 10-Q/A and NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION included in Part 1 of this Form 10-Q/A.

Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2017 Form 10-K/A and updated in this Form 10-Q/A for the quarterly period ended March 31, 2018 in “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
The following table presents certain key condensed balance sheet data as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

(amounts in thousands)
Cash and cash equivalents	$215,411	$146,323
Investment securities, at fair value	1,181,661	471,371
Loans held for sale (includes $662 and $1,886, respectively, at fair value) - as restated	662	146,077
Loans receivable, mortgage warehouse, at fair value - as restated	1,874,853	1,793,408
Loans receivable	6,943,566	6,768,258
Allowance for loan losses	(39,499)	(38,015)
Total assets	10,769,266	9,839,555
Total deposits	7,042,459	6,800,142
Federal funds purchased	195,000	155,000
FHLB advances	2,252,615	1,611,860
Other borrowings	186,735	186,497
Subordinated debt	108,904	108,880
Total liabilities	9,850,178	8,918,591
Total shareholders’ equity	919,088	920,964
Total liabilities and shareholders’ equity	10,769,266	9,839,555
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads.  There was also the opportunity to attract escrow deposits and to generate fee income in this business. The goal of the mortgage banking business lending group is to originate loans that provide liquidity to mortgage banking companies. These loans are primarily used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2018 and December 31, 2017, commercial loans to mortgage banking businesses totaled $1.9 billion and $1.8 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets.
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
Loans Held for Sale

The composition of loans held for sale as of March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
	2018	2017
(amounts in thousands)	(As Restated)	(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	—	144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	662	1,886
Loans held for sale	$662	$146,077
At March 31, 2018, loans held for sale totaled $0.7 million, or less than 0.01% of the total loan portfolio, and $146.1 million, or 1.7% of the total loan portfolio, at December 31, 2017. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.

Loans Receivable

Loans receivable (excluding loans held for sale and loans reported at their fair value), net of the allowance for loan losses, increased by $173.8 million to $6.9 billion at March 31, 2018 from $6.7 billion at December 31, 2017. Total loans receivable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
(amounts in thousands)	(As Restated)	(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,874,853	$1,793,408
Loans receivable:
Commercial:
Multi-family	$3,645,374	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,704,791	1,633,818
Commercial real estate non-owner occupied	1,195,904	1,218,719
Construction	81,101	85,393
Total commercial loans receivable	6,627,170	6,440,311
Consumer:
Residential real estate	225,839	234,090
Manufactured housing	87,687	90,227
Other	3,570	3,547
Total consumer loans receivable	317,096	327,864
Loans receivable	6,944,266	6,768,175
Deferred (fees)/costs and unamortized (discounts)/premiums, net	(700)	83
Allowance for loan losses	(39,499)	(38,015)
Total loans receivable, net of allowance for loan losses	$8,778,920	$8,523,651
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
The provision for loan losses was $2.1 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. The allowance for loan losses maintained for loans receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $39.5 million, or 0.57% of loans receivable, at March 31, 2018 and $38.0 million, or 0.56% of loans receivable, at December 31, 2017. Net charge-offs were $0.6 million for the three months ended March 31, 2018, an increase of $0.2 million compared to the same period in 2017. The increase in net charge-offs in first quarter 2018 was mainly driven by increases in charge-off activities related to residential real estate and other consumer loan portfolios.

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
The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans, with the exception of mortgage warehouse loans, at fair value, are assigned credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to Critical Accounting Policies herein and NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2017 Form 10-K/A for further discussion on management's methodology for estimating the allowance for loan losses.
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

Asset Quality at March 31, 2018

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,642,808	$3,642,808	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	1,618,845	1,603,417	129	—	15,299	667	15,966	0.95%	0.99%
Commercial Real Estate Non-Owner Occupied	1,176,949	1,176,949	—	—	—	—	—	—%	—%
Residential	107,920	103,697	2,456	—	1,767	57	1,824	1.64%	1.69%
Construction	81,102	81,102	—	—	—	—	—	—%	—%
Other consumer	1,339	1,294	45	—	—	—	—	—%	—%
Total Originated Loans (2)	6,628,963	6,609,267	2,630	—	17,066	724	17,790	0.26%	0.27%
Loans Acquired
Bank Acquisitions	141,343	133,716	2,519	962	4,146	741	4,887	2.93%	3.44%
Loan Purchases	173,960	164,612	3,509	3,860	1,979	277	2,256	1.14%	1.29%
Total Loans Acquired	315,303	298,328	6,028	4,822	6,125	1,018	7,143	1.94%	2.26%
Deferred fees and unamortized discounts, net	(700)	(700)	—	—	—	—	—
Loans Receivable	6,943,566	6,906,895	8,658	4,822	23,191	1,742	24,933	0.33%	0.36%
Loans Receivable, Mortgage Warehouse, at Fair Value - As Restated	1,874,853	1,874,853	—	—	—	—	—
Total Loans Held for Sale - As Restated	662	662	—	—	—	—	—
Total Portfolio	$8,819,081	$8,782,410	$8,658	$4,822	$23,191	$1,742	$24,933	0.26%	0.28%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.

Asset Quality at March 31, 2018 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,642,808	$—	$12,545	$—	$12,545	0.34%	—%
Commercial & Industrial (1)	1,618,845	15,299	14,353	—	14,353	0.89%	93.82%
Commercial Real Estate Non-Owner Occupied	1,176,949	—	4,444	—	4,444	0.38%	—%
Residential	107,920	1,767	2,111	—	2,111	1.96%	119.47%
Construction	81,102	—	921	—	921	1.14%	—%
Other consumer	1,339	—	101	—	101	7.54%	—%
Total Originated Loans (2)	6,628,963	17,066	34,475	—	34,475	0.52%	202.01%
Loans Acquired
Bank Acquisitions	141,343	4,146	4,848	—	4,848	3.43%	116.93%
Loan Purchases	173,960	1,979	176	627	803	0.46%	40.58%
Total Loans Acquired	315,303	6,125	5,024	627	5,651	1.79%	92.26%
Deferred fees and unamortized discounts, net	(700)	—	—	—	—
Loans Receivable	6,943,566	23,191	39,499	627	40,126	0.58%	173.02%
Loans Receivable, Mortgage Warehouse, at Fair Value - As Restated	1,874,853	—	—	—	—
Total Loans Held for Sale - As Restated	662	—	—	—	—
Total Portfolio	$8,819,081	$23,191	$39,499	$627	$40,126	0.45%	173.02%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.

Originated Loans
Post 2009 originated loans (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) totaled $6.6 billion at March 31, 2018, compared to $6.4 billion, at December 31, 2017. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and has worked to maintain these standards. Only $17.1 million, or 0.26% of post 2009 originated loans, were non-performing at March 31, 2018, compared to $20.0 million of post 2009 originated loans, or 0.31% of post 2009 loans, at December 31, 2017. The post 2009 loans were supported by an allowance for loan losses of $34.5 million (0.52% of post 2009 originated loans) and $33.3 million (0.52% of post 2009 originated loans), respectively, at March 31, 2018 and December 31, 2017. Total 2009 and prior loans ("legacy loans") were $23.6 million and $25.6 million at March 31, 2018 and December 31, 2017, respectively.
Loans Acquired
At March 31, 2018, total acquired loans were $315.3 million, or 4.5% of loans receivable, compared to $328.8 billion, or 4.9% of loans receivable, at December 31, 2017.  Non-performing acquired loans totaled $6.1 million and $6.4 million at March 31, 2018 and December 31, 2017, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $50.7 million were supported by a $0.6 million cash reserve at March 31, 2018, compared to $51.9 million supported by a cash reserve of $0.6 million at December 31, 2017. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve and any recoveries of those losses as well as the proceeds from the sale of the repossessed properties securing the loans are placed back into the reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At March 31, 2018, $30.2 million of these loans were outstanding, compared to $31.4 million at December 31, 2017.
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

Net cash flows provided by operating activities were $33.3 million during the three months ended March 31, 2018, compared to net cash flows provided by operating activities of $19.6 million during the three months ended March 31, 2017.
Net cash flows used in investing activities were $0.9 billion during the three months ended March 31, 2018, compared to net cash flows used in investing activities of $0.6 billion during the three months ended March 31, 2017.
Cash used in investing activities consisted of the following:

•	The origination of mortgage warehouse loans totaled $6.8 billion during the three months ended March 31, 2018, compared to $6.4 billion during the three months ended March 31, 2017.

•	Purchases of investment securities available for sale totaled $756.2 million during the three months ended March 31, 2018, compared to $538.5 million during the three months ended March 31, 2017.

•	Cash flows used to fund new loans held for investment totaled $47.0 million and $377.5 million during the three months ended March 31, 2018 and 2017, respectively.

•
Cash flows used to purchase loans and bank-owned life insurance policies totaled $171.8 million and $50.0 million, respectively, during the three months ended March 31, 2017, compared to no such similar purchases during the three months ended March 31, 2018.

•	Net purchases of FHLB, Federal Reserve Bank and other restricted stock totaled $24.4 million and $16.8 million during the three months ended March 31, 2018 and 2017, respectively.

•
Purchases of leased assets under operating leases were $2.8 million during the three months ended March 31, 2018. There were no such purchases of leased assets under operating leases during the three months ended March 31, 2017.

Cash provided by investing activities consisted of the following:

•	Proceeds from repayments of mortgage warehouse loans totaled $6.7 billion during the three months ended March 31, 2018, compared to $6.8 billion during the three months ended March 31, 2017.

•
Proceeds from maturities, calls and principal repayments of securities available for sale totaled $11.5 million during the three months ended March 31, 2018, compared to $11.8 million during the three months ended March 31, 2017.

•	Proceeds from the sale of loans held for investment totaled $16.5 million during the three months ended March 31, 2018, compared to $105.4 million during the three months ended March 31, 2017.
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

Item 4. Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2018. In connection with the restatement discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and in Note 3 to the consolidated financial statements, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management re-evaluated Customers Bancorp’s disclosure controls and procedures as of March 31, 2018. During its re-evaluation, management identified a material weakness in internal control over financial reporting that resulted in the incorrect classification of cash flows used in and provided by Customers' commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on the consolidated balance sheets. Solely as a result of this material weakness, Customers Bancorp concluded that its disclosure controls and procedures were not effective as of March 31, 2018.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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