Form 10-Q/A
period 2018-06-30
Customers Bancorp, Inc.
filed 2018-11-30
CIK 1488813

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

EXPLANATORY NOTE

This Amendment No. 1 to Customers Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (the "June 30, 2018 Form 10-Q/A") is being filed to amend and restate the following items presented in Customers Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, which was initially filed with the Securities and Exchange Commission on August 9, 2018 (the "Original June 30, 2018 Form 10-Q"):

•
The Consolidated Balance Sheet (unaudited) included in Part I, Item 1 "Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2018 and for the three month and six month periods ended June 30, 2018 and 2017 (unaudited)" are being amended and restated as of June 30, 2018 as set forth in the Consolidated Balance Sheets (unaudited) and described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

•
The Consolidated Statements of Cash Flows (unaudited) included in Part I, Item 1 are being amended and restated for the six months ended June 30, 2018 and 2017 as set forth in the Consolidated Statements of Cash Flows (unaudited) and described in NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

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

•	Part II, Item 1A "Risk Factors" is being amended to address risks related to the identification of a material weakness in internal control over financial reporting in conjunction with the restatement.

•
Part II, Item 6 "Exhibits" also has been amended to include currently dated certifications from Customers Bancorp, Inc's Principal Executive Officer and Principal Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this June 30, 2018 Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. The Interactive Data Files have also been amended in conjunction with the restatement and are attached to this June 30, 2018 Form 10-Q/A as Exhibit 101.

This June 30, 2018 Form 10-Q/A also restates previously reported amounts included in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to present the corrected classification of Customers Bancorp Inc.'s commercial mortgage warehouse lending activities.

As previously reported on its Current Report on Form 8-K, which was filed with the SEC on November 13, 2018, Customers Bancorp, Inc. is restating its previously issued audited consolidated financial statements for 2017, 2016 and 2015 and its interim unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017, because of misclassifications of cash flow activities associated with its commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on the consolidated balance sheets. Accordingly, management has concluded that the control deficiency that resulted in these incorrect classifications constituted a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management revised its earlier assessment and has now concluded that its disclosure controls and procedures were not effective at June 30, 2018.

These misclassifications had no effect on total cash balances, total loans, the allowance for loan losses, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted earnings per share, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. This June 30, 2018 Form 10-Q/A has not been updated for other events or information subsequent to the date of the filing of the Original June 30, 2018 Form 10-Q, except as noted above, and should be read in conjunction with the Original June 30, 2018 Form 10-Q and our other filings with the SEC.

i

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2018 and for the three month and six month periods ended June 30, 2018 and 2017 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	X

Item 4.	Controls and Procedures	80

PART II

Item 1A.	Risk Factors	81

Item 6.	Exhibits	83

SIGNATURES		85

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(As Restated)	(As Restated)
ASSETS
Cash and due from banks	$22,969	$20,388
Interest-earning deposits	228,757	125,935
Cash and cash equivalents	251,726	146,323
Investment securities, at fair value	1,161,000	471,371
Loans held for sale (includes $1,043 and $1,886, respectively, at fair value)	1,043	146,077
Loans receivable, mortgage warehouse, at fair value	1,930,738	1,793,408
Loans receivable	7,181,726	6,768,258
Allowance for loan losses	(38,288)	(38,015)
Total loans receivable, net of allowance for loan losses	9,074,176	8,523,651
FHLB, Federal Reserve Bank, and other restricted stock	136,066	105,918
Accrued interest receivable	33,956	27,021
Bank premises and equipment, net	11,224	11,955
Bank-owned life insurance	261,121	257,720
Other real estate owned	1,705	1,726
Goodwill and other intangibles	17,150	16,295
Other assets	143,679	131,498
Total assets	$11,092,846	$9,839,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,090,744	$1,052,115
Interest-bearing	6,205,210	5,748,027
Total deposits	7,295,954	6,800,142
Federal funds purchased	105,000	155,000
FHLB advances	2,389,797	1,611,860
Other borrowings	186,888	186,497
Subordinated debt	108,929	108,880
Accrued interest payable and other liabilities	70,051	56,212
Total liabilities	10,156,619	8,918,591
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,199,903 and 31,912,763 shares issued as of June 30, 2018 and December 31, 2017; 31,669,643 and 31,382,503 shares outstanding as of June 30, 2018 and December 31, 2017	32,200	31,913
Additional paid in capital	428,796	422,096
Retained earnings	299,990	258,076
Accumulated other comprehensive loss, net	(33,997)	(359)
Treasury stock, at cost (530,260 shares as of June 30, 2018 and December 31, 2017)	(8,233)	(8,233)
Total shareholders’ equity	936,227	920,964
Total liabilities and shareholders’ equity	$11,092,846	$9,839,555
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$95,240	$84,560	$181,171	$159,967
Investment securities	9,765	7,823	18,437	13,710
Other	2,634	1,469	4,996	3,269
Total interest income	107,639	93,852	204,604	176,946
Interest expense:
Deposits	24,182	16,228	43,975	30,551
Other borrowings	3,275	1,993	6,651	3,600
FHLB advances	11,176	5,340	18,256	8,401
Subordinated debt	1,684	1,685	3,369	3,370
Total interest expense	40,317	25,246	72,251	45,922
Net interest income	67,322	68,606	132,353	131,024
Provision for loan losses	(784)	535	1,333	3,585
Net interest income after provision for loan losses	68,106	68,071	131,020	127,439
Non-interest income:
Interchange and card revenue	6,382	8,648	16,043	22,158
Mortgage warehouse transactional fees	1,967	2,523	3,854	4,743
Bank-owned life insurance	1,869	2,258	3,900	3,624
Deposit fees	1,632	2,133	3,724	5,260
Gain on sale of SBA and other loans	947	573	2,308	1,901
Mortgage banking income	205	291	325	446
Gain on sale of investment securities	—	3,183	—	3,183
Impairment loss on investment securities	—	(2,882)	—	(4,585)
Other	3,125	1,664	6,883	4,414
Total non-interest income	16,127	18,391	37,037	41,144
Non-interest expense:
Salaries and employee benefits	27,748	23,651	52,673	44,763
Technology, communication and bank operations	11,322	8,910	21,266	18,827
Professional services	3,811	6,227	9,820	13,739
Occupancy	3,141	2,657	5,975	5,371
FDIC assessments, non-income taxes, and regulatory fees	2,135	2,416	4,335	4,141
Provision for operating losses	1,233	1,746	2,759	3,392
Merger and acquisition related expenses	869	—	975	—
Loan workout	648	408	1,307	929
Advertising and promotion	319	378	709	704
Other real estate owned expenses	58	160	98	105
Other	2,466	3,860	6,114	7,807
Total non-interest expense	53,750	50,413	106,031	99,778
Income before income tax expense	30,483	36,049	62,026	68,805
Income tax expense	6,820	12,327	14,222	19,336
Net income	23,663	23,722	47,804	49,469
Preferred stock dividends	3,615	3,615	7,229	7,229
Net income available to common shareholders	$20,048	$20,107	$40,575	$42,240
Basic earnings per common share	$0.64	$0.66	$1.29	$1.38
Diluted earnings per common share	$0.62	$0.62	$1.26	$1.29
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net income	$47,804	$49,469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,333	3,585
Depreciation and amortization	6,716	2,393
Share-based compensation expense	4,384	3,562
Deferred taxes	4,172	(2,588)
Net amortization of investment securities premiums and discounts	813	232
Unrealized loss recognized on equity securities	296	—
Gain on sale of investment securities	—	(3,183)
Impairment loss on investment securities	—	4,585
Gain on sale of SBA and other loans	(2,572)	(2,183)
Origination of loans held for sale	(11,554)	(20,442)
Proceeds from the sale of loans held for sale	12,640	18,721
Amortization of fair value discounts and premiums	85	98
Net gain on sales of other real estate owned	(28)	(163)
Valuation and other adjustments to other real estate owned	78	231
Earnings on investment in bank-owned life insurance	(3,900)	(3,624)
Increase in accrued interest receivable and other assets	(7,857)	(9,003)
Increase (decrease) in accrued interest payable and other liabilities	13,061	(29,357)
Net Cash Provided By Operating Activities	65,471	12,333
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	26,216	22,843
Proceeds from sales of investment securities available for sale	—	115,982
Purchases of investment securities available for sale	(763,242)	(644,011)
Origination of mortgage warehouse loans	(14,260,621)	(14,693,838)
Proceeds from repayments of mortgage warehouse loans	14,123,291	14,709,013
Net increase in loans	(18,680)	(572,253)
Proceeds from sales of loans	29,038	112,927
Purchase of loans	(278,508)	(262,641)
Purchases of bank-owned life insurance	—	(50,000)
Proceeds from bank-owned life insurance	529	1,418
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(30,148)	(61,281)
Purchases of bank premises and equipment	(608)	(1,732)
Proceeds from sales of other real estate owned	28	682
Purchase of leased assets under operating leases	(6,486)	—
Net Cash Used In Investing Activities	(1,179,191)	(1,322,891)
Cash Flows from Financing Activities
Net increase in deposits	495,812	171,587
Net increase in short-term borrowed funds from the FHLB	777,937	1,130,800
Net (decrease) increase in federal funds purchased	(50,000)	67,000
Net proceeds from issuance of long-term debt	—	98,574
Preferred stock dividends paid	(7,229)	(7,229)
Exercise of warrants	112	420
Payments of employee taxes withheld from share-based awards	(700)	(3,961)
Proceeds from issuance of common stock	3,191	1,900
Net Cash Provided By Financing Activities	1,219,123	1,459,091
Net Increase in Cash and Cash Equivalents	105,403	148,533
Cash and Cash Equivalents – Beginning	146,323	264,709
Cash and Cash Equivalents – Ending	$251,726	$413,242

	(continued)

Supplementary Cash Flows Information:
Interest paid	$73,162	$44,983
Income taxes paid	4,174	21,715
Non-cash items:
Transfer of loans to other real estate owned	$57	$—
Transfer of loans held for investment to held for sale	—	150,758
Transfer of loans held for sale to held for investment	129,691	—
University relationship intangible purchased not settled	1,502	—
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

Restatement of Previously Issued Financial Statements

In November 2018, Customers determined that the cash flow activities associated with its commercial mortgage warehouse lending activities should have been reported as investing activities in its consolidated statements of cash flows because the related loan balances should have been classified as held for investment (i.e., loans receivable). Customers changed its accounting policies such that commercial mortgage warehouse loans are classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on its consolidated balance sheets. The cash flow activities associated with these commercial mortgage warehouse lending activities are reported as investing activities in the consolidated statements of cash flows. Accordingly, Customers has restated the consolidated balance sheet as of June 30, 2018 and statements of cash flows for the six months ended June 30, 2018 and 2017 herein.

The following tables set forth the effects of the correction on the consolidated balance sheet as of June 30, 2018 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

	June 30, 2018
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Loans held for sale	$1,931,781	$(1,930,738)	$1,043
Loans receivable, mortgage warehouse, at fair value	—	1,930,738	1,930,738
Total loans receivable, net of allowance for loan losses	$7,143,438	$1,930,738	$9,074,176

	Six Months Ended June 30,
	2018			2017
Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(amounts in thousands)
Origination of loans held for sale	$(14,272,175)	$14,260,621	$(11,554)	$(14,714,280)	$14,693,838	$(20,442)
Proceeds from the sale of loans held for sale	14,135,931	(14,123,291)	12,640	14,727,734	(14,709,013)	18,721
Net Cash Provided by (Used in) Operating Activities	(71,859)	137,330	65,471	27,508	(15,175)	12,333
Origination of mortgage warehouse loans	—	(14,260,621)	(14,260,621)	—	(14,693,838)	(14,693,838)
Proceeds from repayments of mortgage warehouse loans	—	14,123,291	14,123,291	—	14,709,013	14,709,013
Net Cash Used In Investing Activities	$(1,041,861)	$(137,330)	$(1,179,191)	$(1,338,066)	$15,175	$(1,322,891)

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

During the three and six month periods ended June 30, 2017, Customers recorded other-than-temporary impairment losses of $2.9 million and $4.6 million, respectively, related to its equity holdings in Religare Enterprises Ltd. ("Religare") for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through June 30, 2017 because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in accumulated other comprehensive income with no adjustment for deferred taxes as Customers currently does not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment.
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
NOTE 7 – LOANS HELD FOR SALE - As Restated
The composition of loans held for sale as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
(amounts in thousands)	(As Restated)	(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	1,043	1,886
Loans held for sale	$1,043	$146,077

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

	June 30, 2018	December 31, 2017
(amounts in thousands)	(As Restated)	(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,930,738	$1,793,408
Loans receivable:
Commercial:
Multi-family	3,542,770	3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,811,751	1,633,818
Commercial real estate non-owner occupied	1,155,998	1,218,719
Construction	88,141	85,393
Total commercial loans receivable	6,598,660	6,440,311
Consumer:
Residential real estate	493,222	234,090
Manufactured housing	85,328	90,227
Other	3,874	3,547
Total consumer loans receivable	582,424	327,864
Loans receivable	7,181,084	6,768,175
Deferred costs and unamortized premiums, net	642	83
Allowance for loan losses	(38,288)	(38,015)
Total loans receivable, net of allowance for loan losses	$9,074,176	$8,523,651

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

At June 30, 2018 and December 31, 2017, all of Customers' commercial mortgage warehouse loans were current in terms of payment. Because these loans are reported at their fair value, they do not have an allowance for loan loss and are therefore excluded from allowance for loan losses related disclosures.

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

The estimated fair values of Customers' financial instruments at June 30, 2018 and December 31, 2017 were as follows.

			Fair Value Measurements at June 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets:
Cash and cash equivalents	$251,726	$251,726	$251,726	$—	$—
Debt securities, available for sale	1,157,944	1,157,944	—	1,157,944	—
Equity securities	3,056	3,056	3,056	—	—
Loans held for sale (as restated)	1,043	1,043	—	1,043	—
Total loans receivable, net of allowance for loan losses (as restated)	9,074,176	9,058,053	—	1,930,738	7,127,315
FHLB, Federal Reserve Bank and other restricted stock	136,066	136,066	—	136,066	—
Derivatives	16,247	16,247	—	16,114	133
Liabilities:
Deposits	$7,295,954	$7,288,828	$5,223,793	$2,065,035	$—
Federal funds purchased	105,000	105,000	105,000	—	—
FHLB advances	2,389,797	2,389,785	1,504,797	884,988	—
Other borrowings	186,888	185,364	63,554	121,810	—
Subordinated debt	108,929	114,675	—	114,675	—
Derivatives	13,698	13,698	—	13,698	—

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands) (as restated)
Assets:
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale (as restated)	146,077	146,251	—	1,886	144,365
Total loans receivable, net of allowance for loan losses (as restated)	8,523,651	8,470,171	—	1,793,408	6,676,763
FHLB, Federal Reserve Bank and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities:
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

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
(amounts in thousands) (as restated)
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$476,563	$—	$476,563
Agency-guaranteed commercial mortgage-backed securities	—	320,373	—	320,373
Corporate notes	—	361,008	—	361,008
Equity securities	3,056	—	—	3,056
Derivatives	—	16,114	133	16,247
Loans held for sale – fair value option (as restated)	—	1,043	—	1,043
Loans receivable, mortgage warehouse – fair value option (as restated)	—	1,930,738	—	1,930,738
Total assets - recurring fair value measurements	$3,056	$3,105,839	$133	$3,109,028
Liabilities
Derivatives	$—	$13,698	$—	$13,698
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $1,381	$—	$—	$11,929	$11,929
Other real estate owned	—	—	1,027	1,027
Total assets - nonrecurring fair value measurements	$—	$—	$12,956	$12,956

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

(1) Amounts reported include funds transfer pricing of $3.5 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

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

(1) Amounts reported include funds transfer pricing of $7.9 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively, credited to BankMobile for the value provided to the Community Business Banking segment for the use of low/no cost deposits.

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

Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2017 Form 10-K/A and updated in this Form 10-Q/A for the quarterly period ended June 30, 2018 in “NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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

The following table presents certain key condensed balance sheet data as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

(amounts in thousands)
Cash and cash equivalents	$251,726	$146,323
Investment securities, at fair value	1,161,000	471,371
Loans held for sale (includes $1,043 and $1,886, respectively, at fair value) - as restated	1,043	146,077
Loans receivable, mortgage warehouse, at fair value - as restated	1,930,738	1,793,408
Loans receivable	7,181,726	6,768,258
Allowance for loan losses	(38,288)	(38,015)
Total assets	11,092,846	9,839,555
Total deposits	7,295,954	6,800,142
Federal funds purchased	105,000	155,000
FHLB advances	2,389,797	1,611,860
Other borrowings	186,888	186,497
Subordinated debt	108,929	108,880
Total liabilities	10,156,619	8,918,591
Total shareholders’ equity	936,227	920,964
Total liabilities and shareholders’ equity	11,092,846	9,839,555
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
Loans Held for Sale

The composition of loans held for sale as of June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
	2018	2017
(amounts in thousands)	(As Restated)	(As Restated)
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	1,043	1,886
Loans held for sale	$1,043	$146,077
At June 30, 2018, loans held for sale totaled $1.0 million, or 0.01% of the total loan portfolio, and $146.1 million, or 1.7% of the total loan portfolio, at December 31, 2017. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.

Loans Receivable

Loans receivable (excluding loans held for sale and loans reported at their fair value), net of the allowance for loan losses, increased by $413.2 million to $7.1 billion at June 30, 2018 from $6.7 billion at December 31, 2017. Total loans receivable as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
(amounts in thousands)	(As Restated)	(As Restated)
Loans receivable, mortgage warehouse, at fair value	$1,930,738	$1,793,408
Loans receivable:
Commercial:
Multi-family	$3,542,770	$3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,811,751	1,633,818
Commercial real estate non-owner occupied	1,155,998	1,218,719
Construction	88,141	85,393
Total commercial loans receivable	6,598,660	6,440,311
Consumer:
Residential real estate	493,222	234,090
Manufactured housing	85,328	90,227
Other	3,874	3,547
Total consumer loans receivable	582,424	327,864
Loans receivable	7,181,084	6,768,175
Deferred costs and unamortized premiums, net	642	83
Allowance for loan losses	(38,288)	(38,015)
Total loans receivable, net of allowance for loan losses	$9,074,176	$8,523,651
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
The provision for loan losses was $(0.8) million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. The allowance for loan losses maintained for loans receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $38.3 million, or 0.53% of loans receivable, at June 30, 2018 and $38.0 million, or 0.56% of loans receivable, at December 31, 2017. Net charge-offs were $0.4 million for the three months ended June 30, 2018, a decrease of $1.5 million compared to the same period in 2017. The decrease in net charge-offs period over period was mainly driven by a decrease in charge-off activities in the commercial and industrial loan portfolio and an increase in recoveries in the commercial real estate owner occupied and construction loan portfolios. Net charge-offs were $1.1 million for the six months ended June 30, 2018, a decrease of $1.4 million compared to the same period in 2017. The decrease in net charge-offs period over period was mainly driven by decreases in charge-off activities related to the commercial and industrial loan portfolio and the commercial real estate non-owner occupied loan portfolio, partially offset by an increase in charge-off activities in the commercial real estate owner occupied portfolio and in the other consumer loan portfolio.

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

Asset Quality at June 30, 2018

Loan Type	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non- accrual/ NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,540,261	$3,538,918	$—	$—	$1,343	$—	$1,343	0.04%	0.04%
Commercial & Industrial (1)	1,728,577	1,713,369	1,087	—	14,121	667	14,788	0.82%	0.86%
Commercial Real Estate Non-Owner Occupied	1,140,483	1,138,133	—	—	2,350	—	2,350	0.21%	0.21%
Residential	106,076	103,426	748	—	1,902	57	1,959	1.79%	1.85%
Construction	88,141	88,141	—	—	—	—	—	—%	—%
Other consumer	1,752	1,716	36	—	—	—	—	—%	—%
Total Originated Loans (2)	6,605,290	6,583,703	1,871	—	19,716	724	20,440	0.30%	0.31%
Loans Acquired
Bank Acquisitions	136,070	130,316	1,015	475	4,264	704	4,968	3.13%	3.63%
Loan Purchases	439,724	430,415	3,517	3,777	2,015	277	2,292	0.46%	0.52%
Total Loans Acquired	575,794	560,731	4,532	4,252	6,279	981	7,260	1.09%	1.26%
Deferred costs and unamortized premiums, net	642	642	—	—	—	—	—
Loans Receivable	7,181,726	7,145,076	6,403	4,252	25,995	1,705	27,700	0.36%	0.39%
Loans Receivable, Mortgage Warehouse, at Fair Value - As Restated	1,930,738	1,930,738	—	—	—	—	—
Total Loans Held for Sale - As Restated	1,043	1,043	—	—	—	—	—
Total Portfolio	$9,113,507	$9,076,857	$6,403	$4,252	$25,995	$1,705	$27,700	0.29%	0.30%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.

Asset Quality at June 30, 2018 (continued)

Loan Type	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
(amounts in thousands)
Originated Loans
Multi-Family	$3,540,261	$1,343	$12,072	$—	$12,072	0.34%	898.88%
Commercial & Industrial (1)	1,728,577	14,121	14,643	—	14,643	0.85%	103.70%
Commercial Real Estate Non-Owner Occupied	1,140,483	2,350	4,260	—	4,260	0.37%	181.28%
Residential	106,076	1,902	2,047	—	2,047	1.93%	107.62%
Construction	88,141	—	992	—	992	1.13%	—%
Other consumer	1,752	—	131	—	131	7.48%	—%
Total Originated Loans (2)	6,605,290	19,716	34,145	—	34,145	0.52%	173.18%
Loans Acquired
Bank Acquisitions	136,070	4,264	3,990	—	3,990	2.93%	93.57%
Loan Purchases	439,724	2,015	153	510	663	0.15%	32.90%
Total Loans Acquired	575,794	6,279	4,143	510	4,653	0.81%	74.10%
Deferred costs and unamortized premiums, net	642	—	—	—	—
Loans Receivable	7,181,726	25,995	38,288	510	38,798	0.54%	149.25%
Loans Receivable, Mortgage Warehouse, at Fair Value - As Restated	1,930,738	—	—	—	—
Total Loans Held for Sale - As Restated	1,043	—	—	—	—
Total Portfolio	$9,113,507	$25,995	$38,288	$510	$38,798	0.43%	149.25%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.

Originated Loans

Post 2009 originated loans (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) totaled $6.6 billion at June 30, 2018, compared to $6.4 billion at December 31, 2017. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and has worked to maintain these standards. Only $19.7 million, or 0.30% of post 2009 originated loans, were non-performing at June 30, 2018, compared to $20.0 million of post 2009 originated loans, or 0.31% of post 2009 originated loans, at December 31, 2017. The post 2009 originated loans were supported by an allowance for loan losses of $34.1 million (0.52% of post 2009 originated loans) and $33.3 million (0.52% of post 2009 originated loans), respectively, at June 30, 2018 and December 31, 2017. Total 2009 and prior loans ("legacy loans") were $22.5 million and $25.6 million at June 30, 2018 and December 31, 2017, respectively.
Loans Acquired
At June 30, 2018, total acquired loans were $575.8 million, or 8.0% of loans receivable, compared to $328.8 million, or 4.9% of loans receivable, at December 31, 2017.  Non-performing acquired loans totaled $6.3 million and $6.4 million at June 30, 2018 and December 31, 2017, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions, and unassisted acquisitions. Of the manufactured housing loans purchased from Tammac prior to 2012, $49.4 million were supported by a $0.5 million cash reserve at June 30, 2018, compared to $51.9 million supported by a cash reserve of $0.6 million at December 31, 2017. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve and any recoveries of those losses, as well as the proceeds from the sale of the repossessed properties securing the loans, are placed back into the reserve.  For the manufactured housing loans purchased in 2012, Tammac has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest, or advances on the loans, once the borrower vacates the property. At June 30, 2018, $29.2 million of these loans were outstanding, compared to $31.4 million at December 31, 2017.
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
Net cash flows provided by operating activities were $65.5 million during the six months ended June 30, 2018, compared to net cash flows provided by operating activities of $12.3 million during the six months ended June 30, 2017.
Net cash flows used in investing activities were $1.2 billion during the six months ended June 30, 2018, compared to net cash flows used in investing activities of $1.3 billion during the six months ended June 30, 2017.
Cash used in investing activities consisted of the following:

•	The origination of mortgage warehouse loans totaled $14.3 billion during the six months ended June 30, 2018, compared to $14.7 billion during the six months ended June 30, 2017.

•	Purchases of investment securities available for sale totaled $763.2 million during the six months ended June 30, 2018, compared to $644.0 million during the six months ended June 30, 2017.

•	Cash flows used to fund new loans held for investment totaled $18.7 million and $572.3 million during the six months ended June 30, 2018 and 2017, respectively.

•	Cash flows used to purchase loans totaled $278.5 million and $262.6 million during the six months ended June 30, 2018 and 2017, respectively.

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

Cash provided by investing activities consisted of the following:

•	Proceeds from repayments of mortgage warehouse loans totaled $14.1 billion for the six months ended June 30, 2018, compared to $14.7 billion for the six months ended June 30, 2017.

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

Item 4. Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2018. In connection with the restatement discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and in Note 3 to the consolidated financial statements, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management re-evaluated Customers Bancorp’s disclosure controls and procedures as of June 30, 2018. During its re-evaluation, management identified a material weakness in internal control over financial reporting that resulted in the incorrect classification of cash flows used in and provided by Customers' commercial mortgage warehouse lending activities between operating and investing activities on the consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale instead of held for investment on the consolidated balance sheets. Solely as a result of this material weakness, Customers Bancorp concluded that its disclosure controls and procedures were not effective as of June 30, 2018.

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

Part II. OTHER INFORMATION
Item 1A. Risk Factors - As Amended

In addition to the other information set forth in this amended Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the Original Form 10-K Filing. There are no material changes from the risk factors included within the Original Form 10-K Filing, other than the risks described below. The risks described within the Original Form 10-K Filing and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

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

As previously disclosed, in November 2018, Customers determined that its previously issued consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015, the related report of BDO USA, LLP ("BDO") included in the Original 2017 Form 10-K, and interim consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017 (collectively, the "Affected Periods"), should no longer be relied upon because of misclassifications of cash flow activities associated with Customers' commercial mortgage warehouse lending activities between operating and investing activities on its consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on its consolidated balance sheets. These misclassifications had no effect on total cash balances, total loans, the allowance for loan losses, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted earnings per share, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. Customers is filing an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and amended Quarterly Reports on Form 10-Q/A for the three months ended March 31, 2018 and the three and six months ended June 30, 2018 to present the restated financial statements and related disclosures.

In connection with the restatement, management has determined that a material weakness existed in internal control over financial reporting solely with respect to the misclassification of cash flows associated with Customers' commercial mortgage warehouse lending activities between operating and investing activities on its consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment. As a result of the material weakness, BDO's report on Customers' internal control over financial reporting as of December 31, 2017 should no longer be relied upon.

Customers conducted a comprehensive analysis of the classifications of cash flows within its consolidated statements of cash flows and established new accounting policies and disclosure control procedures for the classification and reporting of its mortgage warehouse lending transactions on the consolidated balance sheet and statements of cash flows. Management expects these efforts to remediate the identified material weakness and strengthen internal control over financial reporting. As management continues to evaluate and work to enhance internal control over financial reporting, it may determine that additional measures are required to address control deficiencies, strengthen internal control over financial reporting, or it may determine to modify the remediation plan described above. If Customers' remediation efforts do not operate effectively or if it is unsuccessful in implementing or following its remediation efforts, this may result in untimely or inaccurate reporting of Customers' financial results.

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