Form 10-K
period 2018-12-31
Customers Bancorp, Inc.
filed 2019-03-01
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer," “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $833,232,801 as of June 30, 2018, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 22, 2019, 31,080,573 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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

•	Our ability to successfully implement our growth strategy, increase market share, control expenses and maintain liquidity;

•	Customers Bank’s ability to pay dividends to Customers Bancorp;

•	Risks relating to BankMobile, including:

◦	The possibility that the expected benefits of retaining BankMobile for 2 - 3 years may not be achieved;

◦	Material variances in the adoption rate of BankMobile's services by new students and/or the usage rate of BankMobile's services by current student customers compared to our expectations;

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

◦
BankMobile's ability to successfully implement its growth strategy, including the successful national launch of its existing white label deposit partnership and the development of other white label relationships, and control expenses.

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
ASC	Accountings Standards Codification
ALL	Allowance for loan losses
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BDO	BDO USA, LLP
BHCA	Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
BRRP	Bonus Recognition and Retention Program
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
DOE	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FERPA	Family Educational Rights and Privacy Act of 1975
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross domestic product
GLBA	Gramm-Leach-Bliley Act of 1999
HTM	Held to maturity

IRS	Internal Revenue Service
Legacy Loans	Total 2009 and prior loans
LIBOR	London Interbank Offered Rate
LIHTC	Low Income House Tax Credit
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
Non-QM	Non-qualified mortgage
NPA	Non-performing asset
NPL	Non-performing loan
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Assets Control
OIS	Overnight index swap
Order	Federal Deposit Insurance Act, as amended
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Accounting Oversight Board (United States)
PCI	Purchased Credit-Impaired
ROU	Right-of-use
SAB	Staff Accounting Bulletin
SAG	Special Assets Group
Sales Agreement	At Market Issuance Sales Agreement between Customers Bancorp and FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
SOFR	Secured overnight financing rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.        Business
Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (“Customers Bank” or the “Bank”), collectively referred to as "Customers" herein.  Customers Bank is principally a commercial bank that has a branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. In addition, Customers Bank has BankMobile, a division of Customers Bank, which offers state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
Business Summary
Customers Bancorp, through its wholly owned subsidiary Customers Bank, provides financial products and services to small and middle market businesses, not-for-profits, and consumers through its branches and offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. Customers Bank also provides liquidity to the mortgage market nationwide through the operation of its loans to mortgage banking businesses. At December 31, 2018, Customers had total assets of $9.8 billion, including loans, net of the allowance for loan losses (including loans held for sale and loans receivable, mortgage warehouse, at fair value) of $8.5 billion, total deposits of $7.1 billion and shareholders’ equity of $1.0 billion.
Customers differentiates itself through its unique single-point-of-contact business strategy executed by very experienced management teams. Customers' strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and value-added acquisitions. Customers differentiates itself from its competitors through its focus on exceptional customer service supported by state-of-the-art technology. The primary customers of Customers Bank are privately held businesses, business customers, not-for-profit organizations and consumers. Customers Bank also focuses on certain low-cost specialty lending areas such as multi-family/commercial real estate lending and lending to commercial mortgage banking businesses. Customers Bank’s lending activities are funded in part by deposits from its branch-light business model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service and its digital bank deposit offerings. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile refers to Customers' efforts to build a full-service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. As part of the BankMobile strategic initiative, on June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the OneAccount Student Checking and Refund Management Disbursement Services business from Higher One. Higher One was acquired by a subsidiary of Blackboard, Inc. in third quarter 2016, and we continue to refer to that combined business as “Higher One” throughout this document. BankMobile, including the Disbursement business, provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and currently offers no or low-fee banking, higher than average interest rates on savings and access to over 55,000 ATMs across the U.S. Customers believes that consolidating BankMobile with the Disbursement business uniquely positions it to become the graduating students' "bank for life" and service each graduate's financial needs throughout their life. BankMobile's revenues are largely derived from interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue. It is BankMobile's strategy to disrupt traditional banks' retail branch customer service delivery model and become the bank of choice for life of college students and middle-income and under-banked Americans using its low-cost digital delivery platform and superior deposit products, serve as a white label deposit partner to large companies, and disrupt payday lenders and high-cost check lenders by making low-cost quality banking services available to key under-banked markets. BankMobile has focused on the development of its "Banking as a Service" model, including research and development, and technology and product development for its white label partner. BankMobile has obtained and is applying for patents and copyrights to protect key elements of its products and delivery methods. This intellectual property will allow BankMobile to continue to differentiate its business from potential competitors.

The management team of Customers consists of experienced banking executives led by its Chairman and CEO, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the CEO and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members who have joined Customers' management team have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions and developing valuable community and business relationships in its core markets.
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
The deposits of Customers Bank are insured by the FDIC. Customers Bank’s home office is located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000. BankMobile is a division of Customers Bank, first marketing its deposit products beginning in January 2015. As a division of Customers Bank, BankMobile's deposits are also insured by the FDIC.
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
•Population density;

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
BankMobile products are delivered to customers nationwide via its digital delivery channels, such as a smartphone or other web-enable device. The BankMobile business is currently focused on millennials, now the largest generation in the United States, developing white label relationships with large companies that wish to expand their relationships with their retail customers and employees and the under-banked who can utilize a low-cost banking services provider. As a general retail deposit product and related services provider, the BankMobile segment does not have a dependency on a particular customer, but is focused on providing deposit services to college students who receive federal government loans or grants and to customers of its white label partners. BankMobile currently provides deposit products and services to students on over 700 college and university campuses. Besides the student disbursements, BankMobile has focused on the development of its "Banking as a Service" model. In late November 2018, BankMobile's first white label banking partnership went live in beta test phase, offering BankMobile's best in class banking products to the partner's broad customer base.

Current Markets
Customers' target market is broadly defined as extending from the Greater Washington, D.C. area to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2018, Customers had bank branches or LPOs serving residents and businesses in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
Boston, MA	1	LPO
Mercer County, NJ	1	Branch/LPO
New York, NY	1	LPO
Philadelphia-Southeastern, PA	9	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Chicago, IL	1	LPO
Washington, D.C.	1	LPO
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and acquisition strategies.
The BankMobile suite of deposit products and services is provided nationally through digital delivery channels, such as a smartphone or other web-enabled device. The BankMobile deposit products and services are available nationwide throughout the United States. Customers believes that digital delivery without geographic limitations is the future of retail banking.
Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its Concierge Banking® high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused where such acquisitions further Customers' objectives and meet its critical success factors. Customers will also consider other acquisitions that will contribute to its banking business. As Customers evaluates potential acquisition and asset purchase opportunities, it believes that there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the regulatory burden. The BankMobile suite of deposit products and services is delivered through digital delivery channels, such as a smartphone or other web-enabled device across the United States. As such, the product does not have geographic limitations. Currently, BankMobile is focused on the market for deposits but is continuing the development of loan products and relationships with market place lenders that will facilitate competing in loan markets, either as a direct lender or referral to other lenders.
Competitive Strengths

•
Experienced and respected management team. An integral element of Customers' business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and CEO, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team of Customers have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer, as well as Jim Collins, Chief Administration Officer. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Pennsylvania and New Jersey Banking Group Executive Vice President; Steve Issa, New England Marketing President and Chief Lending Officer and Lyle Cunningham, Executive Vice President, Managing Director & Market President - New York Metro, Chicago, and Washington D.C. and Specialty Finance; all with over 30 years of experience. Ken Keiser, Director of Multi-Family and Investment Commercial Real Estate Lending, leads the commercial real estate and multi-family lending group and brings more than 40 years of experience including oversight of the Mid-Atlantic commercial real estate group at Sovereign. In addition, the banking to mortgage companies group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings more than 28 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as existing valuable community and business relationships in our core markets.

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

•
BankMobile Strategy. Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smartphone delivery channel. BankMobile refers to Customers' efforts to build a full-service bank that is accessible to its customers anywhere and anytime through the customer's smartphone or other web-enabled device. BankMobile provides a nationwide deposit-aggregation platform. BankMobile principally has a "banking as a service" business model and focuses on the aggregation of low-cost deposits and currently offers no or low-fee banking, higher than average interest rates on savings and access to over 55,000 ATMs across the U.S. Customers believes that consolidating BankMobile with the acquired Disbursement business uniquely positions BankMobile to service 1 million students across America and to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. Successful execution of the BankMobile strategy, including its consolidation with the Disbursement business through colleges and universities across America and similar white-label partnerships, greatly accelerates BankMobile's ability to achieve profitability. BankMobile's revenues are largely derived from interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue.

•
Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards and early identification of potential problem assets. Customers has also formed a SAG to manage classified and NPAs. As of December 31, 2018, only $27.5 million, or 0.32%, of Customers Bank's total loan portfolio was non performing.

•
Superior Community Banking Model. Customers expects to drive organic core loan and deposit growth by employing its Concierge Banking® and single-point-of-contact strategies, which provide specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows Customers to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture, mobile banking and the first fee-free mobile digital bank, BankMobile, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows Customers Bank to generate core deposits. The “high-tech, high-touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.

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
Management has determined that Customers' operations consist of two reportable segments - Customers Bank Business Banking and BankMobile. Each segment generates revenues, manages risk, and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing and analysis of these segments vary considerably. For more information on Customers' reportable operating segments, see NOTE 22 - BUSINESS SEGMENTS to the consolidated financial statements.
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services through the successful launch of BankMobile in January 2015, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including commercial mortgage warehouse loans, multi-family and commercial real estate loans, business banking, small business loans, equipment financing, residential mortgage loans and other consumer loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts and cash management services. Prior to January 2015, deposit products were available to customers only through branches of Customers Bank. With the successful launch of BankMobile, the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile platform and its white-label partnership, Customers is able to provide banking to millennials, students, middle class American families and underserved consumers throughout the United States.
BankMobile is focused on providing quality low-cost deposit products and related services to its customers, such as no-or-low-fee checking, no opening balance requirements, instant virtual debit cards and similar customer friendly technology enabled services. Customers can also obtain cash free of any fees from over 55,000 ATMs in the United States. BankMobile has developed its capabilities to deliver retail loan products, such as personal loans and credit cards to its customers, either as a referral or direct lender, as its technological capabilities have developed. In late November 2018, BankMobile's first white label banking partnership went live in beta test phase, offering BankMobile's best in class banking products to the partner's broad customer base.
Lending Activities
Customers Bank focuses its lending efforts on the following lending areas:

•
Commercial Lending – Customers' focus is on Business Banking (i.e., commercial and industrial lending), including Small and Middle Market Business Banking (including SBA loans), Commercial Loans to Mortgage Companies, and to a lesser extent Multi-Family and Commercial Real Estate Lending, and

•	Consumer Lending – local-market mortgage and home equity lending.
Commercial Lending
Customers' commercial lending activities are divided into five groups: Business Banking, Small and Middle Market Business Banking, Multi-Family and Commercial Real Estate Lending, Mortgage Banking Lending and Equipment Finance. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels.
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
The goal of Customers' multi-family lending group is to manage a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. During the years ended December 31, 2018 and 2017, Customers originated approximately $355 million and $1.2 billion, respectively, of multi-family loans. As part of its strategic initiatives, Customers is deemphasizing its lower-yielding multi-family lending activities and focusing on growing relationship-based commercial and industrial lending activities.
The goal of commercial loans to mortgage companies is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is currently expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2018 and 2017, Customers Bank funded $27.2 billion and $30.1 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The commercial loans to mortgage companies are reported as loans receivable, mortgage warehouse, at fair value.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2018 and 2017, Customers had $172.9 million and $152.5 million, respectively, of equipment finance loans outstanding. As of December 31, 2018 and 2017, Customers had $54.5 million and $26.6 million of equipment finance leases, respectively. As of December 31, 2018 and 2017, Customers had $54.5 million and $21.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $4.8 million and $0.5 million, respectively.
As of December 31, 2018 and 2017, Customers Bank had $7.8 billion and $8.4 billion, respectively, in commercial loans outstanding, composing approximately 91.6% and 96.2%, respectively, of its total loan portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value. During the years ended December 31, 2018 and 2017, the Bank originated $600 million and $1.4 billion, respectively, of commercial loans, exclusive of multi-family loan originations and loans to mortgage originators via warehouse facilities.
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
As of December 31, 2018 and 2017, Customers had $721.8 million and $329.8 million, respectively, in consumer loans outstanding, comprising 8.4% and 3.8%, respectively, of Customers' total loan portfolio. During the years ended December 31, 2018 and 2017, Customers purchased $398.5 million and $264.1 million of consumer loans, respectively.
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
Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, MMDA and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Using its high touch supported by high tech model, Customers has experienced strong growth in core deposits. Customers also utilizes wholesale deposit products, money market and certificates of deposit obtained through listing services and borrowings from the FHLB as a sources of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the current interest-rate environment.
Financial Products and Services
In addition to traditional banking activities, Customers provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, Customers successfully launched BankMobile, America's first mobile platform based full-service consumer bank. In June 2016, Customers acquired the Disbursement business of Higher One and subsequently combined that business with the BankMobile platform. The Disbursement business assists higher educational institutions in their distributions of Title IV monies to students. In combining the businesses, BankMobile serviced over 1.0 million active deposit accounts at December 31, 2018.
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
BankMobile competes for deposit customers with traditional bank branches that may have a physical presence near the university and college campuses it serves, large national banks, as well as smaller regional or local banks, with other student and disbursement businesses, both banks and prepaid card providers, and with local and national loan providers. Banks providing student disbursement services include PNC, Wells Fargo Bank, and U.S. Bank. BankMobile continues to develop strategies to white label deposit products to commercial entities, again competing with traditional bank deposit product branch delivery channels. In late November 2018, BankMobile's first white label banking partnership went live in beta test phase, offering BankMobile's best in class banking products to the partner's broad customer base.
Employees
As of December 31, 2018, Customers had 827 full-time equivalent team members, including approximately 247 team members dedicated to the BankMobile business segment.
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “About Us” – “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the Securities and Exchange Commission. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov.
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
PENNSYLVANIA BANKING LAWS
Pennsylvania banks that are Federal Reserve members may establish new branch offices only after approval by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board.  Approval by these regulators can be subject to a variety of factors, including the convenience and needs of the community, whether the institution is sufficiently capitalized and well managed, issues of safety and soundness, the institution’s record of meeting the credit needs of its community, whether there are significant supervisory concerns with respect to the institution or affiliated organizations, and whether any financial or other business arrangement, direct or indirect, involving bank “insiders” (directors, officers, employees and 10%-or-greater shareholders) which involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.
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
The law also permits banks to disclose formal enforcement actions initiated by the Department, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department to assess civil money penalties of up to $25,000 per violation.
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
The risk-based capital guidelines require all banks and bank holding companies to maintain capital levels in compliance with “risk-based capital” ratios.  In these ratios, the on-balance-sheet assets and off-balance sheet exposures are assigned a risk-weight based upon the perceived and historical risk of incurring a loss of principal from that exposure. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.
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
(ii) a Tier 1 risk-based capital ratio of 6%;
(iii) a total risk-based capital ratio of 8% and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
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
(ii) a Tier 1 risk-based capital ratio of 8.5%; and
(iii) a total risk-based capital ratio of 10.5%.
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
In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of AOCI in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. Customers Bank selected the opt-out election in its March 31, 2015 Call Report.
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
(ii) a Tier 1 risk-based capital ratio of 8%;
(iii) a total risk-based capital ratio of 10%; and
(iv) a Tier 1 leverage ratio of 5%.
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

In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years.
As of December 31, 2018 and 2017, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to “NOTE 17 – REGULATORY MATTERS” to the consolidated financial statements.
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

•
created a new CFPB within the U.S. Federal Reserve, which has substantive rule-making authority over a wide variety of consumer financial services and products, including the power to regulate unfair, deceptive or abusive acts or practices;

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
The EGRRCPA was signed into law by President Trump on May 24, 2018 and directs the Federal Reserve Board to monitor emerging risks to financial stability and enact supervision and prudential standards applicable to bank holding companies with total assets of $250 billion or more and non-bank covered companies designated as systematically important by the Financial Stability Oversight Council. In general, the EGRRCPA increases the statutory asset threshold, defined in the Dodd-Frank Act, above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion and immediately raised the asset threshold for stress testing from $10 billion to $100 billion for bank holding companies. Bank holding companies with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act's enhanced prudential standards requirements. As a result, Customers is no longer subject to stress testing regulations or any requirement to publish the results of our stress testing. Customers will continue to perform certain stress tests internally and incorporate the economic models and information developed through our stress testing program into our risk management and business planning activities.
In July 2018, the Federal Reserve stated that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the liquidity coverage ratio. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systemically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance-sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any liquid coverage ratio or net stable funding ratio requirements.
In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. Customers has established a risk committee and is in compliance with this requirement. In October 2018, the Federal Reserve and the other federal bank regulators proposed rules that would tailor the application of the enhanced prudential standards to bank holding companies and depository institutions pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. For example, all publicly traded bank holding companies with $50 billion or more in total consolidated assets would be required to maintain a risk committee.
Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, including Customers Bank’s primary federal banking regulator, the Federal Reserve.  It is not possible to predict at this time the extent to which regulations authorized or mandated by the Dodd-Frank Act and EGRRCPA will impose requirements or restrictions on Customers Bank in addition to or different from the provisions summarized above.
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
Community Reinvestment Act.  Under the Community Reinvestment Act of 1977, the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions.  Federal banking agencies have demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance.  The Federal Reserve Board is required to assess Customers' record to determine if it is meeting the credit needs of the community, including the low-and-moderate- income neighborhoods that it serves.  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the bank's record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods.  This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve or substantial noncompliance) and a statement describing the basis for the rating.
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
Consumer Protection Laws.  Customers Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the FDICIA, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder.  In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of Customers.
UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as "UDAP," and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as "UDAAP," which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
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
At December 31, 2018, Customers' allowance for loan losses totaled $40.0 million, which represents 0.56% of total loans held for investment (excluding loans receivable mortgage warehouse at fair value). Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the probability of their making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans.
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
As a lender to mortgage banking businesses, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. In first quarter 2013, fraud was discovered in our commercial mortgage warehouse loan portfolio. Additional fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2018, we had $7.8 billion in commercial loans outstanding, approximately 91.6% of our total loan portfolio, which includes loans held for sale and loans receivable mortgage warehouse at fair value.
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
On December 23, 2008, the Federal Home Loan Bank of Pittsburgh announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, OTTI charges and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2018, the Bank held $67.3 million of FHLB capital stock.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of December 31, 2018, the fair value of our investment securities portfolio was $665.0 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause OTTIs and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security is other than temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
During the year ended December 31, 2017, Customers recorded OTTI losses of $12.9 million related to its equity holdings in Religare Enterprises, Ltd. ("Religare") for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in AOCI with no adjustment for deferred taxes as Customers did not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment. At December 31, 2018, Customers continues to not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment. The adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in AOCI and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized loss of $1.6 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2018. At December 31, 2018, the fair value of the Religare equity securities was $1.7 million.
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
Although we made profit for the years 2011 through 2018, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
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
Over the last several years, there have been several instances where there has been uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy. Additionally, a prolonged government shutdown may inhibit our ability to evaluate borrower creditworthiness and originate and sell certain government-backed loans.
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
Additionally, we have made a significant investment in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on the property generating sufficient rental income to service the loan. Economic conditions may affect a tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, a tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected. All of these factors could increase the amount of NPLs, increase our provision for loan losses and reduce our net income.
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
We believe that the implementation of our strategy will depend in large part on the skills of our executive management team, and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our CEO and President have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration.
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

•	the scope, relevance and competitive pricing of products and services offered to meet customer needs and demands;

•	the ability to provide customers with maximum convenience of access to services and availability of banking representatives;

•	the ability to attract and retain highly qualified team members to operate our business;

•	the ability to expand our market position;

•	customer access to our decision makers and customer satisfaction with our level of service; and

•	the ability to operate our business effectively and efficiently.
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
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Finance Rate as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the Secured Overnight Financing Rate in April 2018. The Secured Overnight Financing Rate is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether the Secured Overnight Financing Rate will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, such as the Secured Overnight Financing Rate, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of Customers' LIBOR-based assets and liabilities, which include certain variable rate securities and loans, cash flow hedges, derivatives not designated as hedging instruments, subordinated debt, Customers' Series C preferred stock, Customers' Series D preferred stock, Customers' Series E preferred stock and Customers' Series F preferred stock;

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of Customers' preparation and readiness for the replacement of LIBOR with an alternative reference rate; and

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
The transition away from LIBOR to an alternative reference rate will require the transition to or development of appropriate systems and analytics to effectively transition Customers' risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as the Secured Overnight Financing Rate. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.
The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
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
We continue to evaluate and implement upgrades and changes to our information technology systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our information technology initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations. Also, we may have to make a significant investment to repair or replace these systems and could suffer loss of critical data and interruptions or delays in our operations.
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
As of December 31, 2018, our directors and executive officers, as a group, owned a total of 2,311,485 shares of common stock and exercisable options to purchase up to an additional 692,535 shares of common stock, which potentially gives them, as a group, the ability to control approximately 9.69% of the outstanding common stock.  In addition, a director of Customers Bank who is not a director of Customers Bancorp owns an additional 23,036 shares of common stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.76% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors' decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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
The success of BankMobile's Disbursement business will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has evolved, and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. Also, the DOE has proposed issuing prepaid cards directly to students, which may have the effect of reducing the need for outsourcing disbursement services or the volume of activity processed by the disbursement services. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement solutions. If the outsourcing of disbursement services does not become as widespread as we anticipate, if higher education institution clients return to their prior methods of disbursement, or if prepaid card services displace the current disbursement process, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.
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
Nonetheless, as previously disclosed, we had been in discussions with the Federal Reserve Board regarding these matters from 2013 and in an effort to move forward, on December 6, 2016, we agreed to the issuance by the Federal Reserve Board of a combined Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Order and agreed to a penalty of $960 thousand. We had previously set aside a reserve for the civil money penalty and made payment in 2016.
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
The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies, including BankMobile, are not fully tested, and we may incur substantial expenses and devote significant management time and resources in order for BankMobile to compete effectively. Revenue generated from BankMobile’s very-low-fee banking strategy may not perform as well as we expect or enhance the value of our business as a whole, and it could materially and adversely affect our financial condition and results of operations. Additionally, the anticipated benefits of our white label program may not be realized to the extent forecasted, or Customers may incur substantial expenses in the operation of the white label program that outweigh the benefits realized, if any, which could have a material and adverse affect on our financial condition and results of operations. Also, if the benefits of BankMobile do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.
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
Under federal law and regulation, if our total assets exceed $10 billion as of December 31 of each year, we will no longer qualify as a small issuer of debit cards and we will not receive the optimal debit card processing fee. Failure to qualify for the small issuer exception would result in a significant reduction in interchange fee income and could result in the BankMobile segment operating unprofitably, charging additional fees to students to replace the lost revenue, or the loss of our existing white label partner.
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

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	being potentially exposed to unknown or contingent liabilities of banks and businesses we acquire;

•	being required to expend time and expense to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key team members and customers as a result of an acquisition that is poorly received; and

•	incurring significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.
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

•	the effect of the acquisition on competition;

•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	the quantity and complexity of previously consummated acquisitions;

•	the managerial resources of the applicant and the bank(s) involved;

•	the convenience and needs of the community, including the record of performance under CRA;

•	the effectiveness of the applicant in combating money laundering activities; and

•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.
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
To the extent that we are unable to increase loans through organic core loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.
In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic core loan growth. While loan growth has been strong, and our loan balances have increased over the last several fiscal years, much of the loan growth came from multi-family and commercial real estate lending. If we are unsuccessful in diversifying our loan originations, or if we do not grow the existing business lines, our results of operations and financial condition could be negatively impacted.

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

•	comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;

•	scale our technology and other systems’ platforms;

•	maintain and attract appropriate staffing;

•	operate profitably or raise capital; and

•	support our asset growth with adequate deposits, funding and liquidity while expanding our net interest margin and meeting our customers’ and regulators’ liquidity requirements.
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
Our system of internal controls, including internal controls over financial reporting, is an important element of our risk-
management framework. Management regularly reviews and seeks to improve our internal controls, including annual review of key policies and procedures and annual review and testing of key internal controls over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and expectations of employee conduct and can only provide reasonable, not absolute, assurance that the objectives of the internal control structure are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our operations, net income, financial condition, reputation, compliance with laws and regulations, or may result in untimely or inaccurate financial reporting.
As previously disclosed, in November 2018, Customers determined that its previously issued consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015, the related report of BDO included in the 2017 Form 10-K filed on February 23, 2018, and interim consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017 (collectively, the "Affected Periods"), should no longer be relied upon because of misclassifications of cash flow activities associated with Customers' commercial mortgage warehouse lending activities between operating and investing activities on its consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on its consolidated balance sheets. These misclassifications had no effect on total cash balances, total loans, the allowance for loan losses, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted EPS, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. Customers filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2018 and June 30, 2018 on November 30, 2018 to present the restated financial statements and related disclosures.
In connection with the restatement, management determined that a material weakness existed in internal control over financial reporting solely with respect to the misclassification of cash flows associated with Customers' commercial mortgage warehouse lending activities between operating and investing activities on its consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment.
Customers conducted a comprehensive analysis of the classifications of cash flows within its consolidated statements of cash flows and established new accounting policies and disclosure control procedures for the classification and reporting of its mortgage warehouse lending transactions on the consolidated balance sheet and statements of cash flows. These efforts have remediated the identified material weakness in internal control over financial reporting as of December 31, 2018.
As management continues to evaluate and work to enhance internal control over financial reporting, it may determine that additional measures are required to address control deficiencies or strengthen internal control over financial reporting. If Customers' remediation efforts do not operate effectively or if it is unsuccessful in implementing or following its remediation efforts, this may result in untimely or inaccurate reporting of Customers' financial results.
We may not be able to meet the cash flow requirements of our loan funding obligations, deposit withdrawals, or other business needs and fund our asset growth unless we maintain sufficient liquidity.
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 28.7% of total deposits at December 31, 2018. Our gross loan to deposit ratio was 119.6% at December 31, 2018, and our loan to deposit ratio excluding the mortgage warehouse portfolio funded in part by short-term FHLB borrowings was 99.96% at December 31, 2018. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 24.3% of our deposit base as of December 31, 2018 was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2018, $1.5 billion, or 84.2%, of our total time deposits, are scheduled to mature through December 31, 2019. We are working to transition certain of our customers to lower- cost traditional bank deposits as higher-cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s non-interest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Deposit balances associated with the BankMobile business segment can vary over the course of the year, from a seasonal low of approximately $358 million in June when student enrollment is lower to a high of as much as $732 million in September when student enrollment is high and individual account balances are generally at their peak. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.
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
Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture, mobile and digital banking. These technological advances, such as BankMobile, are intended to allow us to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.
We may suffer losses due to minority investments in other financial institutions or related companies.
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. During the year ended December 31, 2017, Customers recorded OTTI losses of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in AOCI with no adjustment for deferred taxes as Customers did not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment. At December 31, 2018, Customers continues to not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment. The adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in AOCI and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized loss of $1.6 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2018. As of December 31, 2018, the fair value of the Religare equity securities was $1.7 million. Future declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.
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
We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s DIF and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the Bancorp, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.
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
The federal Bank Secrecy Act, the Uniting and Strengthening America by PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
We participate in various U.S. Government agency guarantee programs, including programs operated by the SBA. We are responsible for following all applicable U.S. Government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk to which we would not otherwise have been exposed or underwritten as part of our origination process for U.S. Government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. Government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, financial condition or results of operations.
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
As a third-party servicer under the Title IV regulations, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients require us to comply with applicable laws and regulations, including:
•Title IV of the Higher Education Act of 1965, or Title IV;
•the Family Educational Rights and Privacy Act of 1975;
•the USA PATRIOT Act and related anti-money laundering requirements; and

•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA.
Higher Education Regulations
Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer to submit annually a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we must submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the DOE, which includes a report by an independent audit firm. This yearly compliance audit submission to DOE provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.
Under DOE’s regulations, a third-party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to DOE arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. DOE is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer.
Additionally, on behalf of our higher education institution clients, we are required to comply with DOE’s cash management regulations regarding payment of financial aid credit balances to students and providing bank accounts to students that may be used for receiving such payments. In the event DOE concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.
On May 18, 2015, DOE published its NPRM on program integrity and improvement issues. Final rules relating to Title IV cash management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third-party servicers like us to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student account holders and (iii) requirements related to ATM access for student account holders that became effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the Disbursement business and, in turn, our business.
FERPA. Our higher education institution clients are subject to FERPA, which provides, with certain exceptions, that an educational institution that receives any federal funding under a program administered by DOE may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information, to third parties without the student’s or parent’s written consent. Our higher education institution clients that use the Disbursement business services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if DOE asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations require student consent before our higher education institution clients can disclose this information to us, a sizable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States.  Years that remain open for potential review by (i) the IRS are 2015 through 2017 and (ii) state taxing authorities are 2013 through 2017.  The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.
Our financial results may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act, was signed into law. The Tax Act includes many provisions that effected Customers' income tax expenses, including reducing its corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, Customers was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which Customers expected them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $5.5 million recorded in fourth quarter 2017.
Also on December 22, 2017, the SEC released SAB 118 to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.
Customers recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared or analyzed as follows: (i) the deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allowed for full expensing of qualified property purchased and placed in service after September 27, 2017; (ii) the deferred tax asset for temporary differences associated with accrued compensation was awaiting final determinations of amounts that were paid and deducted on the 2017 income tax returns and (iii) the deferred tax liability for temporary differences associated with equity investments in partnerships were awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine the 2017 tax impact from these investments.
In a fourth area, Customers made no adjustments to deferred tax assets representing future deductions for accrued compensation that were subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain team members to $1 million. There was uncertainty in applying the newly enacted rules to existing contracts, and Customers was seeking further clarifications before completing its analysis.
Customers completed the calculations for the provisional items with the completion of the 2017 tax returns and completed the analysis of the Section 162(m) rules after further guidance was issued. The impact of the completed calculations to the re-measurement of the deferred taxes resulted in an immaterial change and the analysis of the 162(m) rules resulted in no adjustment.
Risks Relating to Our Securities
Risks Relating to Our Voting Common Stock
The trading volume in our common stock may generally be less than that of other larger financial services companies.
Although the shares of our common stock are listed on the NYSE, the trading volume in our common stock may generally be less than that of many other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence will be dependent upon the individual decisions of investors, over which we have no control. Illiquidity of the stock market, or in the trading of our common stock on the NYSE, could have a material adverse effect on the value of your shares, particularly if significant sales of our common stock, or the expectation of significant sales, were to occur.
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
At December 31, 2018, we are not required to issue any additional equity securities to existing holders of our common stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of common stock, and such issuances or the perception of such issuances may reduce the market price of our common stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.
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
We are a bank holding company regulated by the Federal Reserve. Any entity (including a “group” composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of a class of our outstanding shares of voting stock and (ii) any person other than a bank holding company may be required to obtain prior regulatory approval under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding shares of voting stock. Any shareholder that is deemed to “control” the company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.
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
The Series C, Series D, Series E and Series F Preferred Stock may not have an active trading market.
Although the shares of Series C, Series D, Series E and Series F Preferred Stock are listed on the NYSE, an active trading market may not be established or maintained for the shares, and transaction costs could be high. As a result, the difference between bid and ask prices in any secondary market could be substantial.
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
Risks Relating to Our Debt Securities
Our 4.625% Senior Notes and 3.95% Senior Notes contain limited covenants.
The terms of our 4.625% Senior Notes and 3.95% Senior Notes generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the 4.625% Senior Notes and 3.95% Senior Notes could be adversely affected. In addition, the terms of our 4.625% Senior Notes and 3.95% Senior Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the 4.625% Senior Notes and 3.95% Senior Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.
Our ability to make interest and principal payments on the 4.625% Senior Notes and 3.95% Senior Notes is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.
Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may not be able to make interest and principal payments on the 4.625% Senior Notes and 3.95% Senior Notes. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 4.625% Senior Notes and 3.95% Senior Notes to benefit indirectly from such distribution will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 4.625% Senior Notes and 3.95% Senior Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the 4.625% Senior Notes and 3.95% Senior Notes.
Our ability to make payments on and to refinance our indebtedness, including the 4.625% Senior Notes and 3.95% Senior Notes will depend on our financial and operating performance, including dividends payable to us from Customers Bank, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.
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
The 4.625% Senior Notes and 3.95% Senior Notes are our unsecured obligations. The 4.625% Senior Notes and 3.95% Senior Notes will rank equal in right of payment with all of our secured and unsecured senior indebtedness and will rank senior in right of payment to all of our subordinated indebtedness. Although the 4.625% Senior Notes and 3.95% Senior Notes are “senior notes,” they will be effectively subordinate to all liabilities of our subsidiaries, including secured indebtedness.
The 4.625% Senior Notes and 3.95% Senior Notes may not have an active trading market.
The 4.625% Senior Notes and 3.95% Senior Notes are not listed on any securities exchange, and there is no active trading market for these notes. In addition to the other factors described below, the lack of a trading market for the 4.625% Senior Notes and 3.95% Senior Notes may adversely affect the holder’s ability to sell the notes and the prices at which the notes may be sold.
The prices realizable from sales of the 4.625% Senior Notes and 3.95% Senior Notes in any secondary market also will be affected by the supply and demand of the notes, the interest rate, the ranking and a number of other factors, including:

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Customers leases its Corporate headquarters located at 1015 Penn Avenue, Wyomissing, PA 19610, and the Bank headquarters at 99 Bridge St., Phoenixville, PA 19460. The table below summarizes all of Customers' locations. Customers operated the following leased branch, limited purpose and administrative office properties, by county and state, as of December 31, 2018.

State/ County	Branches	Limited Purpose and Administrative Offices	State/ County	Branches	Limited Purpose and Administrative Offices
Pennsylvania:			Connecticut:
Berks	4	3	New Haven(1)	—	1
Bucks	3	1
Chester	2	2	Rhode Island:
Delaware(1)	2	2	Providence	—	1
Lancaster	—	1
Philadelphia	—	2	New Hampshire:
			Rockingham	—	1
New York:
Westchester	1	2	Massachusetts:
New York(1)	—	2	Suffolk	—	1
Suffolk	—	1
			Illinois:
New Jersey:			Cook	—	1
Mercer	1	1
Morris	—	1	California:
Bergen	—	1	Los Angeles	—	1

District of Columbia:
Washington DC	—	1
	13	20		—	6

(1)	Includes one BankMobile administrative office.
Customers leases all of the above branches, limited purpose and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
The Bank branch locations, which range in size from approximately 1,400 to 6,100 square feet, have leases which expire between 2019 and 2025.
The total minimum net cash lease payments for our current branches, limited purpose and administrative amount to approximately $465 thousand per month.
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
United States Department of Education Matter
In third quarter 2018, Customers received a FPRD letter dated September 5, 2018 from the DOE regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The DOE program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the DOE’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals.  The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagrees with the FPRD and has elected to appeal the FPRD, including the asserted financial liabilities of $6.5 million, and a request for review has been submitted to trigger an administrative process before the DOE’s Office of Hearing and Appeals. Customers intends to vigorously defend itself against the financial liabilities established in the FPRD through that administrative appeals process and it further intends to pursue resolution of the FPRD’s prospective action requirements during the appeals resolution process. The matter is in its early stages. Customers is currently unable to predict the outcome of the appeal and resolution efforts, and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. Customers does not believe that this matter will have a material effect on the consolidated financial statements.
Item 4.        Mine Safety Disclosures
Not Applicable.

PART II

Item 5.        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Market for Common Stock
Our common stock is traded on the NYSE under the symbol “CUBI.”

As of February 22, 2019, there were approximately 397 registered shareholders of Customers Bancorp's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividends on Common Stock
Customers Bancorp historically has not paid any cash dividends on its shares of common stock and does not expect to do so in the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of Customers Bancorp’s board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to our common stock, including obligations to pay dividends to the holders of Customers Bancorp's issued and outstanding shares of preferred stock and other factors deemed relevant by the Board of Directors.
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
Issuer Purchases of Equity Securities
On November 26, 2013, the Bancorp’s board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers is authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. As of December 31, 2018, the remaining authorized shares for stock repurchases under this program is 31,351 shares.

Common stock repurchase activity during the fourth quarter 2018 was as follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2018	—	$—	—	750,551
November 1 - November 30, 2018	—	—	—	750,551
December 1 - December 31, 2018	719,200	18.04	719,200	31,351
Total	719,200	$18.04	719,200
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2018, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	3,405,185	$22.13	1,311,743	(3)

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A

(1)
Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Plan, the BRRP and Customers Bancorp, Inc. Amended and Restated 2014 ESPP.

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

Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2013, to December 31, 2018, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index and SNL U.S. Bank NYSE Index, assuming an investment of $100 on December 31, 2013. The SNL U.S. Bank NYSE Index was added to the performance graph because the Bancorp changed the listing of its common stock to the NYSE from NASDAQ in December 2014. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

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
Total Return Performance

Item 6.        Selected Financial Data
Customers Bancorp, Inc. and Subsidiaries
The following table presents Customers Bancorp’s summary consolidated financial data. Customers Bancorp derived the balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014 and the income statement data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, from its audited financial statements. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K.

	2018	2017	2016	2015	2014
(dollars in thousands, except per share information)
For the Years Ended December 31,
Interest income	$417,951	$372,850	$322,539	$249,850	$190,427
Interest expense	160,074	105,507	73,042	53,560	38,504
Net interest income	257,877	267,343	249,497	196,290	151,923
Provision for loan losses	5,642	6,768	3,041	20,566	14,747
Total non-interest income	58,998	78,910	56,370	27,717	25,126
Total non-interest expense	220,179	215,606	178,231	114,946	98,914
Income before income tax expense	91,054	123,879	124,595	88,495	63,388
Income tax expense	19,359	45,042	45,893	29,912	20,174
Net income	71,695	78,837	78,702	58,583	43,214
Preferred stock dividends	14,459	14,459	9,515	2,493	—
Net income attributable to common shareholders	$57,236	$64,378	$69,187	$56,090	$43,214
Earnings per common share:
Basic earnings per common share	$1.81	$2.10	$2.51	$2.09	$1.62
Diluted earnings per common share	$1.78	$1.97	$2.31	$1.96	$1.55
At Period End
Total assets	$9,833,425	$9,839,555	$9,382,736	$8,398,205	$6,821,500
Cash and cash equivalents	62,135	146,323	264,709	264,593	371,023
Investment securities	665,012	471,371	493,474	560,253	416,685
Loans held for sale	1,507	146,077	695	42,114	103,440
Loans receivable, mortgage warehouse, at fair value	1,405,420	1,793,408	2,116,815	1,754,950	1,332,019
Loans receivable	7,138,074	6,768,258	6,154,637	5,453,479	4,312,173
Allowance for loan losses	39,972	38,015	37,315	35,647	30,932
FDIC loss sharing receivable (1)	—	—	—	—	2,320
Deposits	7,142,236	6,800,142	7,303,775	5,909,501	4,532,538
Borrowings (2)	1,667,918	2,062,237	1,147,706	1,890,442	1,812,380
Shareholders’ equity	956,816	920,964	855,872	553,902	443,145
Tangible common equity (3)	722,846	687,198	620,780	494,682	439,481
Selected Ratios and Share Data
Return on average assets	0.69%	0.77%	0.86%	0.81%	0.78%
Return on average common equity	7.90%	9.38%	12.41%	11.82%	10.39%
Common book value per share	$23.85	$22.42	$21.08	$18.52	$16.57
Tangible book value per common share (3)	$23.32	$21.90	$20.49	$18.39	$16.43
Common shares outstanding	31,003,028	31,382,503	30,289,917	26,901,801	26,745,529
Net interest margin, tax equivalent (3)	2.58%	2.73%	2.84%	2.81%	2.86%
Equity to assets	9.73%	9.36%	9.12%	6.60%	6.50%
Tangible common equity to tangible assets (3)	7.36%	7.00%	6.63%	5.89%	6.45%
Common equity Tier 1 capital to risk-weighted assets – Customers Bancorp, Inc.	8.96%	8.81%	8.49%	7.61%	N/A

Common equity Tier 1 capital to risk-weighted assets – Customers Bank	12.82%	13.08%	11.63%	8.62%	N/A
Tier 1 risk-based capital ratio – Customers Bancorp, Inc.	11.58%	11.58%	11.41%	8.46%	8.39%
Tier 1 risk-based capital ratio – Customers Bank	12.82%	13.08%	11.63%	8.62%	9.27%
Total risk-based capital ratio – Customers Bancorp, Inc.	13.01%	13.05%	13.05%	10.62%	11.09%
Total risk-based capital ratio – Customers Bank	14.62%	14.96%	13.61%	10.85%	11.98%
Tier 1 leverage ratio – Customers Bancorp, Inc.	9.67%	8.94%	9.07%	7.16%	6.69%
Tier 1 leverage ratio – Customers Bank	10.70%	10.09%	9.23%	7.30%	7.39%
Asset Quality
Non-performing loans	$27,494	$26,415	$17,792	$10,771	$11,733
Non-performing loans to loans receivable (4)	0.39%	0.39%	0.29%	0.20%	0.27%
Non-performing loans to total loans	0.32%	0.30%	0.22%	0.15%	0.20%
Other real estate owned	$816	$1,726	$3,108	$5,057	$15,371
Non-performing assets	28,310	28,141	20,900	15,828	27,104
Non-performing assets to total assets	0.29%	0.29%	0.22%	0.19%	0.40%
Allowance for loan losses to loans receivable (4)	0.56%	0.56%	0.61%	0.65%	0.72%
Allowance for loan losses to non-performing loans	145.38%	143.91%	209.73%	330.95%	263.63%
Net charge-offs	$3,685	$6,068	$1,662	$11,979	$3,124
Net charge-offs to average loans receivable (4)	0.05%	0.09%	0.03%	0.26%	0.09%

(1)
The FDIC loss sharing receivable, net of the clawback liability, was included in "Accrued interest payable and other liabilities" as of December 31, 2015. The FDIC loss sharing arrangements were terminated during 2016.

(2)	Borrowings includes FHLB advances, Federal funds purchased, Subordinated debt and other borrowings.

(3)
Customers’ selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent, tangible common equity and tangible book value per common share and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Customers Bancorp calculates tangible common equity by excluding intangible assets from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding. The non-GAAP tax-equivalent basis uses a marginal tax rate of 26% for the year ended December 31, 2018 and a marginal tax rate of 35% for the years ended December 31, 2017, 2016, 2015 and 2014 to approximate interest income as a taxable asset.

(4)	Excludes loans receivable, mortgage warehouse, at fair value which are not evaluated for impairment and do not have an allowance for loan loss.

A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2018	2017	2016	2015	2014
(in thousands, except per share data)
Total shareholders’ equity (GAAP)	$956,816	$920,964	$855,872	$553,902	$443,145
Less: goodwill and other intangibles	(16,499)	(16,295)	(17,621)	(3,651)	(3,664)
Less: preferred stock	(217,471)	(217,471)	(217,471)	(55,569)	—
Tangible common equity (Non-GAAP)	$722,846	$687,198	$620,780	$494,682	$439,481
Shares outstanding	31,003	31,383	30,290	26,902	26,746
Common book value per share (GAAP)	$23.85	$22.42	$21.08	$18.52	$16.57
Less: effect of excluding intangible assets	(0.53)	(0.52)	(0.59)	(0.13)	(0.14)
Common tangible book value per share (Non-GAAP)	$23.32	$21.90	$20.49	$18.39	$16.43
Total assets (GAAP)	$9,833,425	$9,839,555	$9,382,736	$8,398,205	$6,821,500
Less: goodwill and other intangibles	(16,499)	(16,295)	(17,621)	(3,651)	(3,664)
Total tangible assets (Non-GAAP)	$9,816,926	$9,823,260	$9,365,115	$8,394,554	$6,817,836

Equity to assets (GAAP)	9.73%	9.36%	9.12%	6.60%	6.50%
Tangible common equity to tangible assets (Non-GAAP)	7.36%	7.00%	6.63%	5.89%	6.45%
A reconciliation of net interest income to net interest income tax equivalent and other related amounts is set forth below.

	2018	2017	2016	2015	2014
(dollars in thousands)
Net interest income (GAAP)	$257,877	$267,343	$249,497	$196,290	$151,923
Tax-equivalent adjustment	685	645	390	449	405
Net interest income tax equivalent (Non-GAAP)	$258,562	$267,988	$249,887	$196,739	$152,328
Average total interest earning assets	$10,011,799	$9,820,762	$8,791,304	$6,996,595	$5,314,713

Net interest margin (GAAP)	2.58%	2.72%	2.84%	2.81%	2.86%
Net interest margin, tax equivalent (Non-GAAP)	2.58%	2.73%	2.84%	2.81%	2.87%
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with "Business - Executive Summary" and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2018.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements.  Customers' significant accounting policies are described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.
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
The critical accounting policies that are both important to the portrayal of Customers' financial condition and results of operations and require complex, subjective judgments are the accounting policies for the following: Allowance for Loan

Losses, PCI Loans, Deferred Income Taxes, Unrealized Gains and Losses on Available-for-Sale Securities and OTTI Analysis, Fair Values of Financial Instruments, Share-Based Compensation and Goodwill and Other Intangible Assets. These critical accounting policies and material estimates, along with the related disclosures, are reviewed by Customers' Audit Committee of the Board of Directors.
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
Subsequent to the acquisition of PCI loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. Please see below for additional discussions related to the accounting for PCI loans.
Purchased Credit-Impaired Loans
For certain acquired loans that have experienced a deterioration of credit quality, Customers follows the accounting guidance in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that were acquired in business combinations or asset purchases with evidence of credit deterioration since origination to the date acquired, and for which it is probable that all contractually required payments will not be collected. Evidence of credit-quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages.
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
PCI loans acquired may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, Customers re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. If the timing and/or amounts of expected cash flows on PCI loans are determined not to be reasonably estimable, no interest is accreted, and the loans are reported as non-accrual loans; however, when the timing and amounts of expected cash flows for PCI loans are reasonably estimable, interest is accreted, and the loans are reported as performing loans. Charge-offs are not recorded on PCI loans until actual losses exceed the estimated losses that were recorded as purchase-accounting adjustments at acquisition date.
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
On December 22, 2017, the Tax Act was enacted into law. The Tax Act contained several key tax provisions including the reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result, Customers was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which it expected them to be recovered or settled. In December 2017, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. At December 31, 2017, Customers recorded provisional amounts of deferred income taxes using reasonable estimates in areas where information necessary to complete the accounting was not available, prepared or analyzed. In 2018, Customers completed the calculations for the provisional items with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the deferred taxes resulted in an immaterial change. See NOTE 14 - INCOME TAXES to Customers' audited financial statements for additional information.
Unrealized Gains and Losses on Investment Securities Available for Sale and Other-Than-Temporary Impairment Analysis
Customers obtains estimated fair values of debt securities from independent valuation services and brokers.  In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.  Debt securities available for sale consist primarily of mortgage-backed securities issued by U.S. government-sponsored agencies.  Customers uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected.  The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer.
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
At December 31, 2018, management evaluated its available-for-sale debt securities for OTTI. The unrealized losses associated with the available-for-sale debt securities were not considered to be other than temporary at December 31, 2018, because the losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. Customers does not intend to sell these securities, and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
Beginning January 1, 2018, equity securities are carried at their current fair value, with changes in fair value reported in earnings in the period in which they occur. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Previously, changes in the fair vale of equity securities designated as available for sale were deferred in AOCI. The adoption of the new accounting standard resulted in an $1.0 million increase to beginning retained earnings and a $1.0 million decrease to beginning AOCI at January 1, 2018.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (also referred to as an exit price), other than in a forced or liquidation sale as of the measurement date. Management estimates the fair values of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, the quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Customers estimates fair value using unobservable data. The valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rates or discount rates and collateral. The best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures.  The most significant uses of fair values include commercial loans to mortgage banking businesses, residential mortgage loans originated with an intent to sell, available-for-sale investment securities, derivative assets and liabilities, impaired loans and foreclosed property and the net assets acquired in business combinations. For additional information, see NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS to Customers' audited financial statements.
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
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. If there is a goodwill impairment charge, it will be the amount by which the reporting unit's carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same one-step impairment test is applied to goodwill at all reporting units. Customers applies a qualitative assessment for its reporting units to determine if the one-step quantitative impairment test is necessary.
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
There is credit risk inherent in all loans, so Customers maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  Customers maintains this allowance by charging a provision for loan losses against its operating earnings.  Customers has included a detailed discussion of this process, as well as several tables describing its allowance for loan losses, in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES to Customers' audited financial statements.
BankMobile, a division of Customers Bank, derives a majority of its revenue from interchange and card revenue and deposit fees. As previously disclosed, Customers intends to retain and operate BankMobile for the next 2 - 3 years.

2019 Economic Outlook
Building off of another strong year in 2018, the growth of the U.S. economy is expected to slow in 2019. Real GDP is projected in the 2.00% to 2.50% range in 2019, which will be driven, in part, by a healthy labor market and continued consumer spending. Additionally, while inflation remains just under the Federal Reserves' target of 2.0% on a year-over-year basis, it is expected to remain around that level over the medium term. With respect to interest rates, the Federal Reserve is expected to stabilize the overnight rate, with no additional rate increases expected throughout 2019.
While the economic outlook in the U.S. remains optimistic in the short run (aside from any potential impact of the recent U.S. government shutdown), keeping the economy on a sustainable path over the longer term will most likely become more challenging. Potential concerns for the longer term economic outlook include the continued flattening of the yield curve and an increasingly inverted yield curve (which may or may not signal a future recession), the risk of economic overheating in the near future, and concerns surrounding the long term fiscal position of the U.S. (e.g., the federal deficit, rising debt service costs, increasing entitlement spending as the Baby Boomers retire). Overall, the Bancorp's management is optimistic that 2019 will generally show a slight decrease in economic growth experienced in 2018, with continued moderate growth in the Bank's market area and unemployment remaining at current levels during the year.
Results of Operations
The following discussion of Customers Bancorp’s consolidated results of operations should be read in conjunction with its consolidated financial statements, including the accompanying notes. Please refer to Critical Accounting Policies in this Management's Discussion and Analysis and NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for information concerning certain significant accounting policies and estimates applied in determining reported results of operations.
The following table sets forth the condensed statements of income for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	Change	Percentage Change
Net interest income	$257,877	$267,343	$(9,466)	(3.5)%
Provision for loan losses	5,642	6,768	(1,126)	(16.6)%
Total non-interest income	58,998	78,910	(19,912)	(25.2)%
Total non-interest expense	220,179	215,606	4,573	2.1%
Income before income taxes	91,054	123,879	(32,825)	(26.5)%
Income tax expense	19,359	45,042	(25,683)	(57.0)%
Net income	71,695	78,837	(7,142)	(9.1)%
Preferred stock dividends	14,459	14,459	—	—%
Net income available to common shareholders	$57,236	$64,378	$(7,142)	(11.1)%

Customers reported net income available to common shareholders of $57.2 million for the year ended December 31, 2018, compared to $64.4 million for the year ended December 31, 2017. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2018 compared to the year ended December 31, 2017 were as follows:
Net interest income
The $9.5 million decrease in net interest income for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from the narrowing of net interest margin, tax equivalent, by 15 basis points, to 2.58%, for the year ended December 31, 2018, from 2.73% for the year ended December 31, 2017. The margin compression is driven by higher funding costs as the cost of interest-bearing liabilities increased by 64 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017. The impact of higher funding costs was offset in part by higher yields on interest earning assets, which increased 37 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017. The average balance of interest earning assets increased $0.2 billion to $10.0 billion for the year ended December 31, 2018 when compared to $9.8 billion for the year ended December 31, 2017.
Provision for loan losses
The $1.1 million decrease in the provision for loan losses for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from a year over year decline in the provision for impaired loans of $2.4 million and a year over year increase in the release of the allowance estimate resulting from improved asset quality and lower incurred losses on purchased credit-impaired loans than previously estimated of $0.4 million. These year over year decreases in the provision were offset in part by a provision increase from loan growth of $1.7 million, primarily in the commercial and industrial and consumer loan portfolios, for the year ended December 31, 2018 compared to the year ended December 31, 2017. There were no significant changes in Customers' methodology for estimating the allowance for loan losses or policies regarding charge-offs in 2018.
Non-interest income
The $19.9 million decrease in non-interest income for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulted primarily from losses realized from the sale of lower-yielding investment securities of $18.7 million in 2018, compared to gains of $8.8 million realized from the sale of investment securities in 2017, decreases in interchange and card revenue of $10.8 million, deposit fees of $2.2 million and a reduction in mortgage warehouse transaction fees of $2.2 million. These decreases were offset in part by increases in commercial lease income of $4.7 million and other non-interest income of $5.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, and an impairment loss of $12.9 million recognized on investment securities in 2017.
Non-interest expense
The $4.6 million increase in non-interest expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from increases in salaries and employee benefits of $9.3 million, occupancy of $0.6 million, FDIC assessments, non-income taxes, and regulatory fees of $0.7 million, merger and acquisition related expenses of $4.0 million, commercial lease depreciation of $3.9 million, and advertising and promotion of $1.0 million. These increases were offset in part by decreases in technology, communications and bank operations of $1.4 million, professional services of $7.8 million, provision for operating losses of $0.8 million and other non-interest expense of $4.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Income tax expense
The $25.7 million decrease in income tax expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from the lowering of the corporate tax rate from 35% to 21% under the Tax Act, which became effective January 1, 2018 and a decrease in pre-tax income $32.8 million between the years.
Preferred stock dividends
Preferred stock dividends were $14.5 million for the years ended December 31, 2018 and 2017. There were no changes to the amount of preferred stock outstanding or the dividends paid during 2018 and 2017.
The following table sets forth the condensed statements of income for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	Change	Percentage Change
Net interest income	$267,343	$249,497	$17,846	7.2%
Provision for loan losses	6,768	3,041	3,727	122.6%
Total non-interest income	78,910	56,370	22,540	40.0%
Total non-interest expense	215,606	178,231	37,375	21.0%
Income before income taxes	123,879	124,595	(716)	(0.6)%
Income tax expense	45,042	45,893	(851)	(1.9)%
Net income	78,837	78,702	135	0.2%
Preferred stock dividends	14,459	9,515	4,944	52.0%
Net income available to common shareholders	$64,378	$69,187	$(4,809)	(7.0)%

Customers reported net income available to common shareholders of $64.4 million for the year ended December 31, 2017, compared to $69.2 million for the year ended December 31, 2016. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2017 compared to the year ended December 31, 2016 were as follows:

Net interest income
The $17.8 million increase in net interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from an increase in the average balance of interest-earning assets of $1.0 billion, offset in part by a narrowing of net interest margin, tax equivalent of 11 basis points to 2.73% for the year ended December 31, 2017 from 2.84% for the year ended December 31, 2016.
Provision for loan losses
The $3.7 million increase in the provision for loan losses for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from an increase in net charge-offs to $6.1 million for the year ended December 31, 2017 compared to $1.7 million for the year ended December 31, 2016.
Non-interest income
The $22.5 million increase in non-interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from increases in interchange and card revenue of $16.8 million, deposit fees of $2.0 million, gains on sales of investment securities of $8.8 million, bank-owned life insurance of $2.5 million, gains on sale of SBA and other loans of $0.5 million and commercial lease income of $0.6 million. These increases were offset in part by decreases in mortgage warehouse transactional fees of $2.2 million, impairment losses on investment securities of $5.7 million and other non-interest income of $0.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Non-interest expense
The $37.4 million increase in non-interest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from increases in salaries and employee benefits of $14.9 million, technology, communication and bank operations of $19.0 million, professional services of $7.4 million, occupancy of $0.8 million, provision for operating losses of $2.9 million and commercial lease depreciation of $0.5 million. There increases were offset in part by decreases in FDIC assessments, non-income taxes, and regulatory fees of $5.2 million, merger and acquisition related expenses of $0.8 million, other real estate owned of $1.4 million and other non-interest expense of $1.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Income tax expense
The $0.9 million decrease in income tax expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a $10.7 million income tax benefit from the exercise of employee stock options and vesting of restricted stock units for the year ended December 31, 2017, offset in part by a fourth quarter 2017 deferred tax asset re-measurement charge of $5.5 million as a result of the enactment of the Tax Act and basis difference adjustment of $4.5 million related to OTTI charges recorded during 2017 on equity securities.
Preferred stock dividends
The $4.9 million increase in preferred stock dividends for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted from a full year of dividends paid on the Series E and Series F Preferred Stock issued in April 2016 and September 2016, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.  The following table summarizes Customers' net interest income and related interest spread and net interest margin for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018			2017			2016
	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
(amounts in thousands)
Assets
Interest-earning deposits	$217,168	$4,115	1.90%	$296,305	$3,132	1.06%	$225,409	$1,218	0.54%
Investment securities (1)	1,005,688	33,209	3.30%	870,979	25,153	2.89%	540,532	14,293	2.64%
Loans:
Commercial loans to mortgage companies	1,610,168	79,152	4.92%	1,748,575	73,513	4.20%	1,985,495	70,308	3.54%
Multi-family loans	3,549,511	135,526	3.82%	3,551,683	132,263	3.72%	3,223,122	122,316	3.79%
Commercial and industrial (2)	1,743,696	82,348	4.72%	1,452,805	60,595	4.17%	1,172,655	46,257	3.94%
Non-owner occupied commercial real estate	1,257,545	50,663	4.03%	1,293,173	51,212	3.96%	1,188,631	45,441	3.82%
All other loans	517,800	25,545	4.93%	503,532	22,353	4.44%	370,663	18,496	4.99%
Total loans (3)	8,678,720	373,234	4.30%	8,549,768	339,936	3.98%	7,940,566	302,818	3.81%
Other interest-earning assets	110,223	7,393	6.71%	103,710	4,629	4.46%	84,797	4,210	4.96%
Total interest-earning assets	10,011,799	417,951	4.17%	9,820,762	372,850	3.80%	8,791,304	322,539	3.67%
Non-interest-earning assets	406,303			376,948			310,813
Total assets	$10,418,102			$10,197,710			$9,102,117
Liabilities
Interest checking accounts	$630,335	9,397	1.49%	$386,819	3,157	0.82%	$190,279	1,069	0.56%
Money market deposit accounts	3,417,779	60,578	1.77%	3,339,053	34,488	1.03%	3,085,140	19,233	0.62%
Other savings accounts	135,994	2,272	1.67%	40,791	112	0.27%	39,122	95	0.24%
Certificates of deposit	2,066,896	38,561	1.87%	2,392,095	29,825	1.25%	2,633,425	27,871	1.06%
Total interest-bearing deposits	6,251,004	110,808	1.77%	6,158,758	67,582	1.10%	5,947,966	48,268	0.81%
Borrowings	1,951,921	49,266	2.52%	1,875,431	37,925	2.02%	1,498,899	24,774	1.65%
Total interest-bearing liabilities	8,202,925	160,074	1.95%	8,034,189	105,507	1.31%	7,446,865	73,042	0.98%
Non-interest-bearing deposits	1,189,638			1,187,324			873,599
Total deposits and borrowings	9,392,563		1.70%	9,221,513		1.14%	8,320,464		0.88%
Other non-interest-bearing liabilities	83,563			72,714			84,752
Total liabilities	9,476,126			9,294,227			8,405,216
Shareholders’ equity	941,976			903,483			696,901
Total liabilities and shareholders’ equity	$10,418,102			$10,197,710			$9,102,117
Net interest earnings		257,877			267,343			249,497
Tax-equivalent adjustment (4)		685			645			390
Net interest earnings		$258,562			$267,988			$249,887
Interest spread			2.47%			2.66%			2.79%
Net interest margin			2.58%			2.72%			2.84%
Net interest margin tax equivalent (4)			2.58%			2.73%			2.84%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for OTTI and amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(4)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017, and 2016, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Total	Rate	Volume	Total
(amounts in thousands)
Interest income:
Interest-earning deposits	$1,987	$(1,004)	$983	$1,440	$474	$1,914
Investment securities	3,876	4,180	8,056	1,422	9,438	10,860
Loans:
Commercial loans to mortgage companies	11,772	(6,133)	5,639	12,206	(9,001)	3,205
Multi-family loans	3,344	(81)	3,263	(2,325)	12,272	9,947
Commercial and industrial	8,654	13,099	21,753	2,776	11,562	14,338
Non-owner occupied commercial real estate	877	(1,426)	(549)	1,673	4,098	5,771
All other loans	2,544	648	3,192	(2,214)	6,071	3,857
Total loans	27,191	6,107	33,298	12,116	25,002	37,118
Other interest-earning assets	2,457	307	2,764	(454)	873	419
Total interest income	35,511	9,590	45,101	14,524	35,787	50,311
Interest expense:
Interest checking accounts	3,543	2,697	6,240	636	1,452	2,088
Money market deposit accounts	25,258	832	26,090	13,556	1,699	15,255
Other savings accounts	1,481	679	2,160	13	4	17
Certificates of deposit	13,223	(4,487)	8,736	4,663	(2,709)	1,954
Total interest-bearing deposits	43,505	(279)	43,226	18,868	446	19,314
Borrowings	9,740	1,601	11,341	6,192	6,959	13,151
Total interest expense	53,245	1,322	54,567	25,060	7,405	32,465
Net interest income	$(17,734)	$8,268	$(9,466)	$(10,536)	$28,382	$17,846
For the years ended December 31, 2018 and 2017
Net interest income was $257.9 million for the year ended December 31, 2018, a decrease of $9.5 million, or 3.5%, when compared to net interest income for the year ended December 31, 2017, of $267.3 million. The decrease in net interest income in 2018 was primarily attributable to the narrowing of Customers' net interest margin (tax equivalent) by 15 basis points, to 2.58% for the year ended December 31, 2018, from 2.73% for the year ended December 31, 2017. This margin compression was driven by higher funding costs, as rising interest rates increased the cost of interest-bearing liabilities by 64 basis points compared to the prior year. Most notably, the cost of certificates of deposits and money market accounts increased by 62 and 74 basis points, respectively, and the cost of borrowings, primarily short-term FHLB advances, increased by 50 basis points. The impact of higher funding costs was offset in part by higher yields on interest earning assets, which increased 37 basis points, primarily driven by higher yields on commercial loans to mortgage companies, commercial and industrial loans, and investment securities of 72, 55, and 41 basis points, respectively. The increased yield on investment securities partially reflects the third quarter 2018 sale of $495 million of lower-yielding investment securities. The average balance of interest-earning assets also increased $0.2 billion, or 1.9%, to $10.0 billion for the year ended December 31, 2018, when compared to $9.8 billion for the year ended December 31, 2017, primarily driven by growth in commercial and industrial loans and investment securities and offset in part by decreases in the average balances in commercial loans to mortgage companies. The average balance of multi-family loans of $3.5 billion and $3.6 billion remained relatively flat between the years ended December 31, 2018 and 2017, respectively, reflecting management's efforts to re-mix the balance sheet to focus on higher-yielding assets.

For the years ended December 31, 2017 and 2016
Net interest income was $267.3 million for the year ended December 31, 2017, an increase of $17.8 million, or 7.2%, when compared to net interest income for the year ended December 31, 2016, of $249.5 million. The increase in net interest income in 2017 was primarily attributable to an increase in the average balance of interest-earning assets of $1.0 billion, or 11.7%, to $9.8 billion for the year ended December 31, 2017,when compared to $8.8 billion for the year ended December 31, 2016, offset in part by the narrowing of Customers' net interest margin (tax equivalent) by 11 basis points to 2.73% for the year ended December 31, 2017 from 2.84% for the year ended December 31, 2016.
PROVISION FOR LOAN LOSSES
For more information about the provision and Customers' allowance for loan losses methodology and loss experience, see Critical Accounting Policies, FINANCIAL CONDITION - LOANS, CREDIT RISK and ASSET QUALITY herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.
Customers maintains an allowance for loan losses to cover estimated probable losses incurred as of the balance sheet date on loans held for investment that are not reported at their fair value on a recurring basis. The allowance for loan losses is increased through periodic provisions for loan losses that are charged as an expense on the consolidated statements of income and is reduced by charge-offs, net of recoveries.  The loan portfolio is reviewed quarterly to evaluate the performance of the portfolio and the adequacy of the allowance for loan losses.  The allowance for loan losses is estimated as of the end of each quarter and compared to the balance recorded in the general ledger, net of charge-offs and recoveries. The allowance is adjusted to the estimated allowance for loan losses balance with a corresponding charge (or debit) to the provision for loan losses.
For the years ended December 31, 2018 and 2017
During 2018, the provision for loan losses was $5.6 million, a decrease of $1.1 million from provision expense of $6.8 million in 2017. The 2018 provision expense included $4.0 million for loan growth and $3.2 million for impaired loans, offset in part by a $1.5 million release of the allowance estimate resulting from improved asset quality and lower incurred losses on purchased credit-impaired loans than previously estimated. Of the $5.6 million provision for loan losses recorded in 2018, $4.2 million related to the other consumer loan portfolio, $2.5 million related to the commercial and industrial loan portfolio and $1.1 million related to the residential real estate loan portfolio, reflecting Customers' efforts to re-mix the balance sheet to focus on these higher-yielding portfolios. These provision expenses were offset in part by benefits (or negative provisions) of $0.7 million and $1.3 million recognized on the multi-family and non-owner occupied commercial real estate portfolios, respectively, largely resulting from run-off in these portfolios. The 2017 provision expense included $2.3 million for loan portfolio growth and $5.6 million for impaired loans, offset in part by a $1.1 million release of the allowance estimate resulting from improved asset quality and lower incurred losses on purchased credit-impaired loans than previously estimated. Of the $6.8 million provision for loan losses recorded in 2017, $5.1 million related to the commercial and industrial loan portfolio, including owner occupied commercial real estate, and $0.6 million related to the multi-family loan portfolio. Net charge-offs in 2018 totaled $3.7 million compared to net charge-offs of $6.1 million in 2017. There were no significant changes in Customers' methodology for estimating its allowance for loan losses, or policies regarding charge-offs, in 2018.
For the years ended December 31, 2017 and 2016
During 2017, the provision for loan losses was $6.8 million, an increase of $3.7 million from a provision of $3.0 million in 2016. Net charge-offs in 2017 totaled $6.1 million compared to net charge-offs of $1.7 million in 2016. The 2016 provision included a benefit of $0.3 million attributable to FDIC loss sharing arrangements. There were no significant changes in Customers' methodology for estimating its allowance for loan losses, or policies regarding charge-offs, in 2017.
For more information about the provision and the allowance for loan losses, see NOTE 7 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES to Customers' audited financial statements.

NON-INTEREST INCOME
The tables below present the various components of non-interest income for the years ended December 31, 2018, 2017 and 2016.
For the years ended December 31, 2018 and 2017

	For the Years Ended December 31,		Change	Percentage Change
	2018	2017
(amounts in thousands)
Interchange and card revenue	$30,695	$41,509	$(10,814)	(26.1)%
Deposit fees	7,824	10,039	(2,215)	(22.1)%
Bank-owned life insurance	7,620	7,219	401	5.6%
Mortgage warehouse transactional fees	7,158	9,345	(2,187)	(23.4)%
Commercial lease income	5,354	647	4,707	727.5%
Gains on sale of SBA and other loans	3,294	4,223	(929)	(22.0)%
Mortgage banking income	606	875	(269)	(30.7)%
Impairment loss on investment securities	—	(12,934)	12,934	(100.0)%
(Loss) gain on sale of investment securities	(18,659)	8,800	(27,459)	(312.0)%
Other	15,106	9,187	5,919	64.4%
Total non-interest income	$58,998	$78,910	$(19,912)	(25.2)%
Interchange and card revenue
The $10.8 million decrease in interchange and card revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from reduced transaction volumes at the BankMobile business segment of $5.3 million and $5.5 million of debit card interchange expense recorded as a reduction in non-interest income beginning on January 1, 2018, following the adoption of ASC 606 as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION. Amounts reported for interchange and card revenue for periods prior to the adoption of this standard are still presented gross, and the corresponding interchange expenses are reported as a component of non-interest expense.
Deposit fees
The $2.2 million decrease in deposit fees for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from reduced transaction volumes at the BankMobile business segment.
Mortgage warehouse and transactional fees
The $2.2 million decrease in mortgage warehouse transactional fees for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from lower transaction volumes and reduced per transaction fees in Customers' mortgage warehouse business, as higher interest rates are driving an overall decline in demand for new and refinanced mortgage loans industry-wide.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers' Equipment Finance Group. The $4.7 million increase in income from commercial leases for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulted from a full year of operating lease arrangements being offered by Customers' Equipment Finance Group during 2018.
Gains on sale of SBA and other loans
The $0.9 million decrease in gains on sale of SBA and other loans for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily the result of a $1.2 million loss realized from the sale of $54.6 million lower-yielding multi-family loans during 2018 as part of Customers' efforts to remix its balance sheet.

Impairment loss on investment securities
There were no OTTI losses on investment securities for the year ended December 31, 2018. Customers recorded OTTI losses on investment securities of $12.9 million for the full amount of the decline in the fair values of equity securities below their cost basis during 2017.
(Loss) gain on sale of investment securities
For the year ended December 31, 2018, Customers realized a loss of $18.7 million from the sale of $495 million of lower-yielding investment securities, compared to gains of $8.8 million for the year ended December 31, 2017.
Other non-interest income
The $5.9 million increase in other non-interest income for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from $4.8 million of gains realized in 2018 from the terminations of three interest rate swaps previously designated as cash flow hedges.
For the years ended December 31, 2017 and 2016

	For the Years Ended December 31,		Change	Percentage Change
	2017	2016
(amounts in thousands)
Interchange and card revenue	$41,509	$24,681	$16,828	68.2%
Deposit fees	10,039	8,067	1,972	24.4%
Mortgage warehouse transactional fees	9,345	11,547	(2,202)	(19.1)%
Gain on sale of investment securities	8,800	25	8,775	35,100.0%
Bank-owned life insurance	7,219	4,736	2,483	52.4%
Gains on sale of SBA and other loans	4,223	3,685	538	14.6%
Mortgage banking income	875	969	(94)	(9.7)%
Commercial lease income	647	—	647	100.0%
Impairment loss on investment securities	(12,934)	(7,262)	(5,672)	78.1%
Other	9,187	9,922	(735)	(7.4)%
Total non-interest income	$78,910	$56,370	$22,540	40.0%
Interchange and card revenue
The $16.8 million increase in interchange and card revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a full year of BankMobile Disbursement operations, which was acquired in June 2016.
Deposit fees
The $2.0 million increase in deposit fees for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a full year of BankMobile Disbursement operations, which was acquired in June 2016.
Mortgage warehouse transactional fees
The $2.2 million decrease in mortgage warehouse transactional fees for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a reduction in the volume of warehouse transactions.
Gain on sale of investment securities
The $8.8 million increase in gain on sales of investment securities resulted from increased sale activity for the year ended December 31, 2017 compared to the year ended December 31, 2016. During the year ended December 31, 2017, proceeds from the sales of investment securities available for sale were $0.8 billion compared to only $2.9 million for the year ended December 31, 2016.

Bank-owned life insurance
The $2.5 million increase in BOLI income for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from the increased investment in BOLI policies during 2017.
Impairment loss on investment securities
The $5.7 million increase in impairment losses for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted from further declines in the fair value of other than temporarily impaired equity securities.
NON-INTEREST EXPENSE
The tables below present the various components of non-interest expense for the years ended December 31, 2018, 2017 and 2016.
For the years ended December 31, 2018 and 2017

	For the Years Ended December 31,		Change	Percentage Change
	2018	2017
(amounts in thousands)
Salaries and employee benefits	$104,841	$95,518	$9,323	9.8%
Technology, communication and bank operations	44,454	45,885	(1,431)	(3.1)%
Professional services	20,237	28,051	(7,814)	(27.9)%
Occupancy	11,809	11,161	648	5.8%
FDIC assessments, non-income taxes, and regulatory fees	8,642	7,906	736	9.3%
Provision for operating losses	5,616	6,435	(819)	(12.7)%
Merger and acquisition related expenses	4,391	410	3,981	971.0%
Commercial lease depreciation	4,388	522	3,866	740.6%
Advertising and promotion	2,446	1,470	976	66.4%
Loan workout	2,183	2,366	(183)	(7.7)%
Other real estate owned	449	570	(121)	(21.2)%
Other	10,723	15,312	(4,589)	(30.0)%
Total non-interest expense	$220,179	$215,606	$4,573	2.1%
Salaries and employee benefits
The $9.3 million increase in salaries and employee benefits for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from salary increases for existing team members and increased headcount as Customers hired new team members in the existing and new markets its serves, including new locations in Philadelphia, Chicago and Washington D.C. Included in salaries and employee benefits for the year ended December 31, 2018 was $1.9 million of executive severance expense.
Technology, communications, and bank operations
Technology, communications, and bank operations expenses decreased $1.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Technology, communications and bank operations for the year ended December 31, 2018 excludes $5.5 million of debit and prepaid card interchange expense as a result of new revenue recognition guidance on January 1, 2018 following the adoption of ASC 606 as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION. For the year ended December 31, 2017, debit and prepaid card interchange expense was $5.9 million. When presented on a consistent basis, technology, communication and bank operations expense increased $4.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, as a result of the continued investment in the BankMobile segment infrastructure and Customers’ 2018 system conversion.
Professional services
The $7.8 million decrease in professional services for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from a reduction in expenses for consulting, legal, outside services, and other professional fees as management continues its efforts to monitor and control expenses.

Occupancy
The $0.6 million increase in occupancy for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted Customers' expanded geographical presence, including new locations in Philadelphia, Chicago and Washington D.C. during 2018.
FDIC assessments, non-income taxes, and regulatory fees
The $0.7 million increase in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from expanded operations during the 2018 year, including additional state franchise tax filings and growth in Customers' shareholders equity impacting the Pennsylvania Bank Shares Tax.
Provision for operating losses
The provision for operating losses decreased $0.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The provision for operating losses primarily consists of Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposits account holders, mainly from its BankMobile Disbursement business, but where such disputes have not been resulted as of the end of the reporting period. The reserve is based on historical rates of loss on such transactions. The decrease is primarily attributable to the timing of the fraud or theft-based transactions along with the level of overall deposit balances at the BankMobile Disbursement business.
Merger and acquisition related expenses
The $4.0 million increase in merger and acquisition related expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to the planned spin-off and merger of BankMobile. Upon termination of the spin-off and merger agreement between Customers and Flagship Community Bank on October 18, 2018, Customers recognized expenses of $2.7 million for amounts that, under the terms of the agreement, would have been reimbursed by Flagship Community Bank only upon completion of the spin off and merger.
Commercial lease depreciation
The $3.9 million increase in depreciation expense on commercial lease depreciation for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulted from a full year of operating lease arrangements being offered by Customers' Equipment Finance Group.
Advertising and promotion
The $1.0 million increase in advertising and promotion expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from Customers' expanded geographical locations and product line offerings in 2018.
Other non-interest expenses
The $4.6 million decrease in other non-interest expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily was generated by expense reimbursements from a white label collaboration and numerous specific cost saves, which reflects management’s continued efforts to monitor and control expenses.

For the years ended December 31, 2017 and 2016

	For the Years Ended December 31,		Change	Percentage Change
	2017	2016
(amounts in thousands)
Salaries and employee benefits	$95,518	$80,641	$14,877	18.4%
Technology, communication and bank operations	45,885	26,839	19,046	71.0%
Professional services	28,051	20,684	7,367	35.6%
Occupancy	11,161	10,327	834	8.1%
FDIC assessments, non-income taxes, and regulatory fees	7,906	13,097	(5,191)	(39.6)%
Provision for operating losses	6,435	3,517	2,918	83.0%
Loan workout	2,366	2,063	303	14.7%
Advertising and promotion	1,470	1,549	(79)	(5.1)%
Merger and acquisition related expenses	410	1,195	(785)	(65.7)%
Commercial lease depreciation	522	—	522	100.0%
Other real estate owned	570	1,953	(1,383)	(70.8)%
Other	15,312	16,366	(1,054)	(6.4)%
Total non-interest expense	$215,606	$178,231	$37,375	21.0%
Salaries and employee benefits
The $14.9 million increase in salaries and employee benefits for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from salary increases as well as a higher average number of full-time equivalent employees, primarily resulting from a full year of BankMobile Disbursement operations.
Technology, communication and bank operations
The $19.0 million increase in technology, communication and bank operations for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from increases in the core processing system and conversion-related expenses of $10.6 million. There were also increases in interchange expenses of $5.5 million, reflecting a full year of BankMobile Disbursement operations and non-capitalizable software development costs of $4.9 million resulting from the continued development and support of the BankMobile technology platform. These increases were offset in part by a $3.9 million one-time expense for technology-related expenses in 2016.
Professional Services
The $7.4 million increase in professional services expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from increased customer service-related expenses of $4.8 million resulting from a full year of BankMobile Disbursement operations, increased legal expenses of $1.0 million associated with the planned divestment of BankMobile and increased consulting and other professional services to support the ongoing operations of the Bank and BankMobile.
Occupancy
The $0.8 million increase in occupancy expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a full year of operations of the BankMobile Disbursement business, as well as increased business activity in existing and new markets, requiring additional team members and facilities.
FDIC assessments, non-income taxes, and regulatory fees
The $5.2 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a lower insurance assessment charged by the FDIC as the FDIC's DIF reached a targeted ratio.
Provision for operating losses
The $2.9 million increase in the provision for operating losses for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from the accrual for the estimated liability for a full year of operations of the BankMobile Disbursement business in 2017. The reserve is based on historical rates of loss on such transactions. The provision for operating losses primarily consists of Customers' estimated liability for losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders, mainly from its BankMobile Disbursement business, but where such disputes have not been resolved as of the end of the reporting period.
Merger and acquisition related expenses
Merger and acquisition related expenses decreased $0.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The merger and acquisition related expenses for 2016 included Customers' acquisition of the BankMobile Disbursement business in June 2016.
Other real estate owned
The $1.4 million decrease in OREO expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily resulted from a $1.2 million reduction in valuation adjustments on the OREO properties year over year.
Other non-interest expenses
The $1.1 decrease in other non-interest expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily was generated by numerous specific cost saves in 2017.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Change	Percentage change	Change	Percentage change
(dollars in thousands)
Income before income tax expense	$91,054	$123,879	$124,595	$(32,825)	(26.5)%	$(716)	(0.6)%
Income tax expense	19,359	45,042	45,893	(25,683)	(57.0)%	(851)	(1.9)%
Effective tax rate	21.3%	36.4%	36.8%
For the years ended December 31, 2018 and 2017
The income tax expense and effective tax rate include both federal and state income taxes. The $25.7 million decrease in income tax expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to the lowering of the federal corporate tax rate from 35% to 21% due to the Tax Act becoming effective on January 1, 2018, and a decrease in pre-tax income of $32.8 million. State income taxes, net of the federal benefit, resulted in a 4.47% increase to the federal tax rate for the year ended December 31, 2018. This increase was offset in part by BOLI income, which generated a 1.70% effective tax rate decrease and the income tax benefit from the vesting of restricted stock units and exercise of employee stock options which generated a 0.60% effective tax rate decrease. In fourth quarter 2017, Customers recorded a deferred tax asset re-measurement charge to its income tax expense of $5.5 million as a result of the enactment of the Tax Act. This one-time tax effect was offset by a $10.7 million benefit from exercise of employee stock options, principally by Customers' CEO, and vesting of restricted stock units. For additional information, see NOTE 14 - INCOME TAXES to Customers' audited financial statements.
For the years ended December 31, 2017 and 2016
There was a $0.9 million decrease in income tax expense for the year ended December 31, 2017 compared to the year ended December 31, 2016. In fourth quarter 2017, Customers recorded a deferred tax asset re-measurement charge to its income tax expense of $5.5 million, or a 4.44% effective tax rate increase, as a result of the enactment of the Tax Act in December 2017. In 2017, Customers also had unrecorded basis difference in foreign subsidiaries of $4.5 million, or a 3.65% effective tax rate increase, related to the OTTI charges recorded during 2017 on equity securities held by these foreign subsidiaries. These adjustments were offset in their entirety by a $10.7 million benefit, or 8.67% effective tax rate reduction, from exercises of employee stock options, principally by Customers' CEO, and vesting of restricted stock units.

FINANCIAL CONDITION
GENERAL
At December 31, 2018 and 2017, total assets were $9.8 billion. Customers continues to focus on optimizing balance sheet mix, enhancing liquidity, improving capital, expanding net interest margin, and maximizing the return on average assets. Efforts improved loan mix year over year, as commercial and industrial loans, excluding commercial loans to mortgage companies, increased $312 million and mortgages and other consumer loans increased $392 million. Customers decreased lower yielding multi-family loans and commercial non-owner occupied real estate loans by $361 million and $93.6 million, respectively. Commercial mortgage warehouse loans were $1.5 billion at December 31, 2018, down $0.3 billion from $1.8 billion at December 31, 2017, primarily due to the general slowdown of mortgage originations and refinancing across the United States.
Total liabilities were $8.9 billion at December 31, 2018. This represented a $42.0 million, or 0.5%, decrease from total liabilities of $8.9 billion at December 31, 2017. Consistent with management's focus on improving margin, Customers grew lower cost deposits by $342.1 million to replace higher cost FHLB advances during 2018.
The following table sets forth certain key condensed balance sheet data:

	December 31,
	2018	2017	Change	Percentage Change
(amounts in thousands)
Cash and cash equivalents	$62,135	$146,323	$(84,188)	(57.5)%
Investment securities available for sale, at fair value	665,012	471,371	193,641	41.1%
Loans held for sale (includes $1,507 and $1,886, respectively, at fair value)	1,507	146,077	(144,570)	(99.0)%
Loans receivable, mortgage warehouse, at fair value	1,405,420	1,793,408	(387,988)	(21.6)%
Loans receivable	7,138,074	6,768,258	369,816	5.5%
Total loans receivable, net of allowance for loan losses	8,503,522	8,523,651	(20,129)	(0.2)%
Total assets	9,833,425	9,839,555	(6,130)	(0.1)%
Total deposits	7,142,236	6,800,142	342,094	5.0%
Federal funds purchased	187,000	155,000	32,000	20.6%
FHLB advances	1,248,070	1,611,860	(363,790)	(22.6)%
Other borrowings	123,871	186,497	(62,626)	(33.6)%
Subordinated debt	108,977	108,880	97	0.1%
Total liabilities	8,876,609	8,918,591	(41,982)	(0.5)%
Total shareholders’ equity	956,816	920,964	35,852	3.9%
Total liabilities and shareholders’ equity	9,833,425	9,839,555	(6,130)	(0.1)%
CASH AND CASH EQIVALENTS
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $17.7 million and $20.4 million at December 31, 2018 and 2017, respectively. The cash and cash due from banks balances vary from day to day, primarily due to fluctuations in customers’ deposits with the Bank.
Interest-earning deposits consist mainly of cash deposits at the FRB.  Interest-earning deposits were $44.4 million and $125.9 million at December 31, 2018 and 2017, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.
INVESTMENT SECURITIES
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), corporate securities, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2018, investment securities totaled $665.0 million compared to $471.4 million at December 31, 2017. The increase was primarily the result of purchases of agency-guaranteed mortgage-backed securities and corporate securities totaling of $763.2 million, largely during first quarter 2018. The increase was offset in part by the sale of $494.8 million of lower-yielding securities, and maturities, calls and principal repayments totaling $44.3 million for the year ended December 31, 2018.
For financial reporting purposes, available-for-sale debt securities are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are included in OCI and reported as a separate component of shareholders’ equity, net of the related tax effect. Beginning January 1, 2018, changes in the fair value of marketable equity securities previously classified as available for sale are recorded in earnings in the period in which they occur and are no longer deferred in AOCI. Amounts previously recorded to AOCI were reclassified to retained earnings on January 1, 2018. See NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional information related to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
The following table sets forth the amortized cost of the investment securities at December 31, 2018 and 2017.

	December 31,
	2018	2017
(amounts in thousands)
Available for sale securities
Agency-guaranteed residential mortgage-backed securities	$311,267	$186,221
Agency-guaranteed commercial real estate mortgage-backed securities	—	238,809
Corporate notes	381,407	44,959
Equity securities (1)	—	2,311
	$692,674	$472,300

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

	December 31, 2018
	Amortized Cost						Fair Value
	< 1yr	1 -5 years	5 -10 years	After 10 years	No specific maturity	Total	Total
(amounts in thousands)
Available for sale securities
Residential mortgage-backed securities	$—	$—	$—	$—	$311,267	$311,267	$305,374
Yield	—	—	—	—	3.50%	3.50%	—
Corporate notes	—	—	329,096	52,311	—	381,407	357,920
Yield	—	—	4.02%	3.86%	—	4.00%	—
Equity securities	—	—	—	—	—	—	1,718
Total	$—	$—	$329,096	$52,311	$311,267	$692,674	$665,012
Weighted-Average Yield	—%	—%	4.02%	3.86%	3.50%	3.78%
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
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of December 31, 2018 and 2017, commercial loans to mortgage banking businesses totaled $1.4 billion and $1.8 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The goal of Customers' multi-family lending group is to build a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2018, Customers had multi-family loans of $3.3 billion outstanding, comprising approximately 38.4% of the total loan portfolio, compared to $3.6 billion, or approximately 41.9% of the total loan portfolio, at December 31, 2017.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2018 and 2017, Customers had $172.9 million and $152.5 million, respectively, of equipment finance loans outstanding. As of December 31, 2018 and 2017, Customers had $54.5 million and $26.6 million of equipment finance leases, respectively. As of December 31, 2018 and 2017, Customers had $54.5 million and $21.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $4.8 million and $0.5 million, respectively.
As of December 31, 2018, Customers had $7.8 billion in commercial loans outstanding, totaling approximately 91.6% of its total loan portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value, compared to commercial loans outstanding of $8.4 billion, comprising approximately 96.2% of its total loan portfolio, at December 31, 2017.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2018, Customers had $721.8 million in consumer loans outstanding, or 8.4% of the total loan portfolio, compared to $329.8 million, or 3.8% of the total loan portfolio, as of December 31, 2017. During the year ended December 31, 2018, Customers purchased $398.5 million of residential mortgages and other consumer loans from third party financial institutions. Customers plans to expand its product offerings in real estate secured consumer lending, as well as other consumer lending activities, including the non-QM residential mortgage market and unsecured consumer lending.
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
Loans Held for Sale
The composition of loans held for sale was as follows:

	December 31,
	2018	2017	2016	2015	2014
(amounts in thousands)
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$144,191	$—	$39,257	$99,791
Total commercial loans held for sale	—	144,191	—	39,257	99,791
Consumer loans:
Residential mortgage loans, at fair value	1,507	1,886	695	2,857	3,649
Loans held for sale	$1,507	$146,077	$695	$42,114	$103,440
At December 31, 2018, loans held for sale totaled $1.5 million, or 0.02% of the total loan portfolio, and $146.1 million, or 1.7% of the total loan portfolio, at December 31, 2017. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An allowance for loan losses is not recorded on loans that are classified as held for sale.

Total Loans Receivable
The composition of total loans receivable (excluding loans held for sale) was as follows:

	December 31,
	2018	2017	2016	2015	2014
(amounts in thousands)
Loans receivable, mortgage warehouse, at fair value	$1,405,420	$1,793,408	$2,116,815	$1,754,950	$1,332,019
Loans receivable:
Commercial:
Multi-family	3,285,297	3,502,381	3,214,999	2,909,439	2,208,405
Commercial and industrial (including owner occupied commercial real estate)	1,951,277	1,633,818	1,382,343	1,111,400	785,669
Commercial real estate non-owner occupied	1,125,106	1,218,719	1,193,715	956,255	839,310
Construction	56,491	85,393	64,789	87,240	49,718
Total commercial loans receivable	6,418,171	6,440,311	5,855,846	5,064,334	3,883,102
Consumer:
Residential real estate	566,561	234,090	193,502	271,613	297,395
Manufactured housing	79,731	90,227	101,730	113,490	126,731
Other	74,035	3,547	3,483	3,708	4,433
Total consumer loans receivable	720,327	327,864	298,715	388,811	428,559
Loans receivable	7,138,498	6,768,175	6,154,561	5,453,145	4,311,661
Deferred (fees) costs and unamortized (discounts) premiums, net	(424)	83	76	334	512
Allowance for loan losses	(39,972)	(38,015)	(37,315)	(35,647)	(30,932)
Total loans receivable, net of allowance for loan losses	$8,503,522	$8,523,651	$8,234,137	$7,172,782	$5,613,260
Customers' total loan receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at their fair value and loans receivable which are primarily reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees, and unamortized premiums and discounts and are evaluated for impairment.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an allowance for loan loss and are therefore excluded from allowance for loan loss related disclosures. At December 31, 2018, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.4 billion and $1.8 billion at December 31, 2018 and 2017, respectively. The $0.4 billion decrease was attributable to the general slowdown of mortgage originations across the United States.
Loans receivable
Loans receivable (excluding loans receivable, mortgage warehouse, at fair value), net of the allowance for loan losses, increased by $0.4 billion to $7.1 billion at December 31, 2018, from $6.7 billion at December 31, 2017. The increase in loans receivable, net of the allowance for loan losses, was attributable to higher balances in the residential real estate and commercial and industrial (including owner occupied commercial real estate) loan portfolios, with each portfolio increasing by $0.3 billion from December 31, 2017, partially offset by the multi-family portfolio, which decreased by $0.2 billion from December 31,

2017. The fluctuations were the result of Customers' strategic efforts to reduce the lower-yielding loans in the multi-family portfolio and replace them with higher yielding commercial and industrial and consumer loans.
The following table presents Customers' commercial loans receivable (excluding loans receivable, mortgage warehouse, at fair value) as of December 31, 2018 based on the remaining term to contractual maturity, and presents the amount of those loans with predetermined fixed rates and floating or adjustable rates:

	Within one year	After one but within five years	After five years	Total
(amounts in thousands)
Commercial loans:
Multi-family	$225,046	$1,125,296	$1,934,955	$3,285,297
Commercial and industrial (including owner occupied commercial real estate)	246,338	1,036,381	668,558	1,951,277
Commercial real estate non-owner occupied	149,615	602,604	372,887	1,125,106
Construction	4,991	20,728	30,772	56,491
Total commercial loans	$625,990	$2,785,009	$3,007,172	$6,418,171
Amount of such loans with:
Predetermined rates	$390,296	$1,833,987	$450,867	$2,675,150
Floating or adjustable rates	235,694	951,022	2,556,305	3,743,021
Total commercial loans	$625,990	$2,785,009	$3,007,172	$6,418,171
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
The provision for loan losses was $5.6 million, $6.8 million, and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The allowance for loan losses maintained for loans receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $40.0 million, or 0.56% of loans receivable, at December 31, 2018, and $38.0 million, or 0.56% of loans receivable, at December 31, 2017.  Net charge-offs were $3.7 million for the year ended December 31, 2018, a decrease of $2.4 million compared to $6.1 million for the year ending December 31, 2017.  The decrease in net charge-offs year over year was mainly driven by lower net charge-offs in the commercial and industrial loan portfolio.
Customers had no loans that were covered under loss sharing arrangements with the FDIC as of December 31, 2018 and 2017. On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and OREO previously reported as covered assets pursuant to the loss sharing agreements were no longer presented as covered assets as of June 30, 2016. Customers considered the covered loans in estimating the allowance for loan losses and considered recovery of estimated credit losses from the FDIC in the FDIC indemnification asset.

The table below presents Customers' allowance for loan losses, excluding the effects of the FDIC receivable for the periods prior to the termination of the FDIC loss sharing agreement, for the periods indicated.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
(amounts in thousands)
Balance at the beginning of the period	$38,015	$37,315	$35,647	$30,932	$23,998
Loan charge-offs (1)
Construction	—	—	—	1,064	895
Commercial and industrial (2)	2,469	4,888	2,947	11,709	1,637
Commercial real estate non-owner occupied	—	486	140	327	1,715
Residential real estate	466	415	493	276	667
Other consumer	1,822	1,338	825	36	33
Total Charge-offs	4,757	7,127	4,405	13,412	4,947
Loan recoveries (1)
Construction	241	164	1,854	204	13
Commercial and industrial (2)	729	685	381	562	736
Commercial real estate non-owner occupied	5	—	130	—	801
Residential real estate	76	72	367	575	265
Other consumer	21	138	11	92	8
Total Recoveries	1,072	1,059	2,743	1,433	1,823
Total net charge-offs	3,685	6,068	1,662	11,979	3,124
Provision for loan losses (3)	5,642	6,768	3,330	16,694	10,058
Balance at the end of the period	$39,972	$38,015	$37,315	$35,647	$30,932
Net charge-offs as a percentage of average loans receivable	0.05%	0.09%	0.03%	0.26%	0.09%

(1)	Charge-offs and recoveries on PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.

(2)	Includes owner occupied commercial real estate loans.

(3)
The provision amounts exclude the benefit/(cost) of the FDIC loss sharing arrangements of $0.3 million, $(3.9) million and $(4.7) million, for the years ended December 31, 2016, 2015 and 2014, respectively.

The allowance for loan losses is based on a quarterly evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans, with the exception of commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of allowance for loan losses.  Refer to Critical Accounting Policies herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for further discussion on management's methodology for estimating the allowance for loan losses.
Approximately 81% of Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). Customers' lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
The following table shows the allowance for loan losses by various loan portfolios as of December 31, 2018, 2017, 2016, 2015 and 2014:

	December 31,
	2018		2017		2016		2015		2014
	Allowance for loan losses	Percent of loans in each category to loans receivable	Allowance for loan losses	Percent of loans in each category to loans receivable	Allowance for loan losses	Percent of loans in each category to loans receivable	Allowance for loan losses	Percent of loans in each category to loans receivable	Allowance for loan losses	Percent of loans in each category to loans receivable
(amounts in thousands)
Multi-family	$11,462	46.0%	$12,168	51.7%	$11,602	52.2%	$12,016	53.4%	$8,493	51.2%
Commercial and industrial (1)	15,465	27.3%	14,150	24.1%	13,233	22.5%	10,212	20.4%	9,120	18.2%
Commercial real estate non-owner occupied	6,093	15.8%	7,437	18.0%	7,894	19.4%	8,420	17.5%	9,198	19.5%
Construction	624	0.8%	979	1.3%	840	1.1%	1,074	1.6%	1,047	1.2%
Total Commercial Loans	33,644	89.9%	34,734	95.2%	33,569	95.1%	31,722	92.9%	27,858	90.1%

Residential real estate	3,654	7.9%	2,929	3.5%	3,342	3.1%	3,298	5.0%	2,698	6.9%
Manufactured housing	145	1.1%	180	1.3%	286	1.7%	494	2.1%	262	2.9%
Other consumer	2,529	1.1%	172	0.1%	118	0.1%	133	0.1%	114	0.1%
Total Consumer Loans	6,328	10.1%	3,281	4.8%	3,746	4.9%	3,925	7.1%	3,074	9.9%
Loans Receivable	$39,972	100.0%	$38,015	100.0%	$37,315	100.0%	$35,647	100.0%	$30,932	100.0%

(1)	Includes owner occupied commercial real estate loans.
ASSET QUALITY
Customers divides its loan receivable portfolio into two categories to analyze and understand loan activity and performance: loans receivable that were originated and loans receivable that were acquired.  Customers further segments the originated and acquired loan receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Customers' originated loans were subject to the current underwriting standards that were put in place in 2009. Management believes this segmentation better reflects the risk in the portfolio and the various types of reserves that are available to absorb loan losses that may emerge in future periods.  Credit losses from originated loans are absorbed by the allowance for loan losses.  Credit losses from acquired loans are absorbed by the allowance for loan losses, nonaccretable difference fair value marks and cash reserves. As described below, the allowance for loan losses is intended to absorb only those losses estimated to have been incurred after acquisition; whereas the fair value mark and cash reserves absorb losses estimated to have been embedded in the acquired loans at acquisition. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at December 31, 2018

(dollars in thousands)	Total Loans	Current	30-89 Days	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
Loan Type
Originated Loans
Multi-family	$3,282,903	$3,281,748	$—	$—	$1,155	$—	$1,155	0.04%	0.04%
Commercial & Industrial (1)	1,874,779	1,854,740	1,496	—	18,543	621	19,164	0.99%	1.02%
Commercial Real Estate Non-Owner Occupied	1,111,903	1,110,713	1,190	—	—	—	—	—%	—%
Residential	107,070	101,974	3,097	—	1,999	—	1,999	1.87%	1.87%
Construction	56,491	56,491	—	—	—	—	—	—%	—%
Other Consumer	42,596	42,566	30	—	—	—	—	—%	—%
Total Originated Loans (2)	6,475,742	6,448,232	5,813	—	21,697	621	22,318	0.34%	0.34%
Acquired Loans
Bank Acquisitions	125,718	117,826	3,410	378	4,104	—	4,104	3.26%	3.26%
Loan Purchases	537,038	527,664	4,705	2,976	1,693	195	1,888	0.32%	0.35%
Total Acquired Loans	662,756	645,490	8,115	3,354	5,797	195	5,992	0.87%	0.90%
Deferred (fees) costs and unamortized (discounts) premiums, net	(424)	(424)	—	—	—	—	—
Loans Receivable	7,138,074	7,093,298	13,928	3,354	27,494	816	28,310	0.39%	0.40%
Loans Receivable, Mortgage Warehouse, at Fair Value	1,405,420	1,405,420	—	—	—	—	—
Total Loans Held for Sale	1,507	1,507	—	—	—	—	—
Total Portfolio	$8,545,001	$8,500,225	$13,928	$3,354	$27,494	$816	$28,310	0.32%	0.33%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.
Asset Quality at December 31, 2018 (continued)

(dollars in thousands)	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
Loan Type
Originated Loans
Multi-family	$3,282,903	$1,155	$11,524	$—	$11,524	0.35%	997.75%
Commercial & Industrial (1)	1,874,779	18,543	14,866	—	14,866	0.79%	80.17%
Commercial Real Estate	1,111,903	—	4,093	—	4,093	0.37%	—%
Residential	107,070	1,999	2,013	—	2,013	1.88%	100.70%
Construction	56,491	—	624	—	624	1.10%	—%
Other Consumer	42,596	—	2,371	—	2,371	5.57%	—%
Total Originated Loans (2)	6,475,742	21,697	35,491	—	35,491	0.55%	163.58%
Acquired Loans
Bank Acquisitions	125,718	4,104	3,224	—	3,224	2.56%	78.56%
Loan Purchases	537,038	1,693	1,257	488	1,745	0.32%	103.07%
Total Acquired Loans	662,756	5,797	4,481	488	4,969	0.75%	85.72%
Deferred (fees) costs and unamortized (discounts) premiums, net	(424)	—	—	—	—
Loans Receivable	7,138,074	27,494	39,972	488	40,460	0.57%	147.16%
Loans Receivable, Mortgage Warehouse, at Fair Value	1,405,420	—	—	—	—
Total Loans Held for Sale	1,507	—	—	—	—
Total Portfolio	$8,545,001	$27,494	$39,972	$488	$40,460	0.47%	147.16%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

(2)	Does not include loans receivable, mortgage warehouse, at fair value.
Originated Loans
Originated loans (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) totaled $6.5 billion, or 90.7% of loans receivable, at December 31, 2018, compared to $6.4 billion, or 95.1% of loans receivable, at December 31,

2017. The management team adopted new underwriting standards that management believes better limits risks of loss in 2009 and has worked to maintain these standards. Only $21.7 million, or 0.34% of originated loans, were non-performing at December 31, 2018, compared to $20.0 million, or 0.31% of originated loans, at December 31, 2017. The originated loans were supported by an allowance for loan losses of $35.5 million (0.55% of originated loans) and $33.3 million (0.52% of originated loans) at December 31, 2018 and 2017, respectively.
Loans Acquired
At December 31, 2018, total acquired loans were $662.8 million, or 9.3% of loans receivable, compared to $328.8 million, or 4.9% of loans receivable, at December 31, 2017.  Non-performing acquired loans totaled $5.8 million and $6.4 million at December 31, 2018 and 2017, respectively. When loans are acquired, they are recorded on the balance sheet at fair value. Acquired loans include purchased portfolios, FDIC failed-bank acquisitions and unassisted acquisitions. Of the manufactured housing loans purchased prior to 2012, $46.6 million were supported by a $0.5 million cash reserve at December 31, 2018, compared to $51.9 million supported by a cash reserve of $0.6 million at December 31, 2017. The cash reserve was created as part of the purchase transaction to absorb losses and is maintained in a demand deposit account at the Bank. All current losses and delinquent interest are absorbed by this reserve and any recoveries of those losses, as well as the proceeds from the sale of the repossessed properties securing the loans, are placed back into the reserve.  For the manufactured housing loans purchased in 2012, the seller has an obligation to pay the Bank the full payoff amount of the defaulted loan, including any principal, unpaid interest or advances on the loans, once the borrower vacates the property. At December 31, 2018, $26.5 million of these loans were outstanding, compared to $31.4 million at December 31, 2017.
The price paid for acquired loans considered management’s judgment as to the credit and interest rate risk inherent in the portfolio at the time of purchase. Every quarter, management reassesses the risk and adjusts the cash flow forecast to incorporate changes in the credit outlook. Generally, a decrease in forecasted cash flows for a purchased loan will result in a provision for loan losses, and absent charge-offs, an increase in the allowance for loan losses. Acquired loans have a significantly higher percentage of NPLs than originated loans. Management acquired these loans with the expectation that NPL levels would be elevated, and therefore incorporated that expectation into the price paid. Customers has assigned these loans to its SAG, a team that focuses on workouts for these acquired NPAs. Total acquired loans were supported by reserves (allowance for loan losses and cash reserves) of $5.0 million (0.75% of total acquired loans) and $5.4 million (1.64% of total acquired loans) at December 31, 2018 and 2017, respectively.
Customers manages its credit risk through the diversification of the loan portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices.  While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At December 31, 2018 and 2017, NPLs to total loans was 0.32% and 0.30%, respectively. Total reserves to NPLs was 147.2% and 146.4% at December 31, 2018 and 2017, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
	2018	2017	2016	2015	2014
(amounts in thousands)
Loans 90+ days delinquent still accruing (1)	$2,188	$2,743	$2,813	$2,805	$4,388

Non-accrual loans	$27,494	$26,415	$17,792	$10,771	$11,733
OREO	816	1,726	3,108	5,057	15,371
Total non-performing assets	$28,310	$28,141	$20,900	$15,828	$27,104

(1)	Excludes PCI loans.

	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans to loans receivable (1)	0.39%	0.39%	0.29%	0.20%	0.27%
Non-accrual loans to total loans	0.32%	0.30%	0.22%	0.15%	0.20%
Non-performing assets to total assets	0.29%	0.29%	0.22%	0.19%	0.40%
Non-accrual loans and loans 90+ days delinquent to total assets	0.30%	0.30%	0.22%	0.16%	0.24%
Allowance for loan losses to:
Loans receivable (1)	0.56%	0.56%	0.61%	0.65%	0.72%
Non-accrual loans	145.38%	143.91%	209.73%	330.95%	263.63%

(1)	Excludes loans receivable, mortgage warehouse, at fair value.
The table below sets forth loans that were non-performing at December 31, 2018, 2017, 2016, 2015 and 2014.

	December 31,
	2018	2017	2016	2015	2014
(amounts in thousands)
Multi-family	$1,155	$—	$—	$—	$—
Commercial and industrial (1)	17,764	17,392	8,443	1,973	2,513
Commercial real estate	1,037	1,453	2,039	2,700	2,514
Commercial real estate non-owner occupied	129	160	2,057	1,307	1,460
Construction	—	—	—	—	2,325
Residential real estate	5,605	5,420	2,959	2,202	1,855
Manufactured housing	1,693	1,959	2,236	2,449	931
Other consumer	111	31	58	140	135
Total non-performing loans	$27,494	$26,415	$17,792	$10,771	$11,733

(1)	Includes owner occupied commercial real estate loans.
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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, multi-family, commercial real estate and construction portfolios and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio segment, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings for pass loans), special mention, substandard, doubtful or loss. The risk-rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis, generally during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage the loans.
Customers assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and Customers' financial position. At December 31, 2018 and 2017, special mention loans were $126.2 million and $99.3 million, respectively.

Risk ratings are not established for residential real estate, home equity loans, installment loans and other consumer loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.
A regular reporting and review process is in place to provide for proper portfolio oversight and control and to monitor those loans identified as problem credits by management.  This process is designed to assess Customers' progress in working toward a solution and to assist in determining an appropriate allowance for loan losses.  All loan work-out situations involve the active participation of management and are reported regularly to the Board of Directors. When a loan becomes delinquent for 90 days or more, or earlier if considered appropriate, the loan is assigned to Customers’ Special Asset Group for workout or other resolution.
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
Troubled Debt Restructurings
At December 31, 2018, 2017 and 2016, there were $19.2 million, $20.4 million and $16.4 million, respectively, in loans categorized as a TDR. TDRs are reported as impaired loans in the period of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.
Modification of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans does not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an expectation of cash flows, modifications of loans within such pools are not reported as TDRs.
TDR modifications primarily involve interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2018, 2017 and 2016, loans aggregating $1.7 million, $8.1 million and $6.6 million, respectively, were modified in TDRs. TDR modifications of loans within the commercial and industrial category were primarily interest-rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; modifications of residential real estate loans were primarily interest-rate concessions and deferrals of principal; and modifications of manufactured housing loans were primarily interest rate concessions, extensions of term and deferrals of principal. As of December 31, 2018 and 2017, except for one commercial and industrial loan with an outstanding commitment of $1.5 million and $2.1 million, respectively, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs. There were no commitments to lend additional funds to debtors whose terms were modified in TDRs at December 31, 2016.
As of December 31, 2018, four manufactured housing loans totaling $0.1 million that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2017, five manufactured housing loans totaling $0.2 million that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2016, eight manufactured housing loans totaling $0.2 million, one commercial real estate non-owner occupied loan of $1.8 million and one residential real estate loan of $0.1 million, that were modified in TDRs within the related past twelve months defaulted on payments.
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses. For the year ended December 31, 2018, there were no allowances recorded as a result of TDR modifications. For the year ended December 31, 2017, there was one allowance resulting from TDR modifications totaling $1 thousand for one manufactured housing loan. There were no allowances recorded as a result of TDR modifications during 2016.

ACCRUED INTEREST RECEIVABLE
Accrued interest receivable increased by $5.9 million, or 22.0%, to $33.0 million at December 31, 2018, from $27.0 million at December 31, 2017. This increase was primarily associated with the increase in investment securities and an increase in the yield on interest-earning assets.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
Bank premises and equipment, net of accumulated depreciation and amortization, totaled $11.1 million and $12.0 million at December 31, 2018 and 2017, respectively. The decrease in bank premises and equipment, net of accumulated depreciation and amortization, resulted from depreciation and amortization expenses totaling $2.7 million recorded in 2018 offset in part by purchases of bank premises and equipment of $1.8 million. For additional information, see NOTE 8 - BANK PREMISES AND EQUIPMENT to Customers' audited financial statements.
Customers Bank’s restricted stock holdings at December 31, 2018 and 2017, were $89.7 million and $105.9 million, respectively.  These holdings consist of stock of the Federal Reserve Bank, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
Other assets at December 31, 2018 and 2017 totaled $185.7 million and $131.5 million, respectively, and consisted primarily of deferred taxes, assets leased under operating leases through Customers' Equipment Finance Group, prepaid expenses, and mark-to-market adjustments for interest-rate swaps. During 2018 and 2017, Customers Bank leased various types of equipment to its Equipment Finance Group customers. The net carrying value of the leased assets was $54.5 million and $21.7 million, which includes accumulated depreciation of $4.8 million and $0.5 million as of December 31, 2018 and 2017, respectively.
The cash surrender value of BOLI increased by $6.8 million to $264.6 million at December 31, 2018, from $257.7 million at December 31, 2017. Presented within bank-owned life insurance on the consolidated balance sheet is the cash surrender value of the SERP balances of $3.1 million and $3.3 million at December 31, 2018 and 2017, respectively. For additional information, see NOTE 12 - EMPLOYEE BENEFIT PLANS to Customers' audited financial statements.
DEPOSITS
The Bank offers a variety of deposit accounts, including checking, savings, MMDA and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, deposit brokers, listing services and other relationships.
The components of deposits at December 31, 2018, 2017, and 2016, were as follows:

	December 31,			2018 vs. 2017	2018 vs. 2017
	2018	2017	2016	Change	Percentage Change
(amounts in thousands)
Demand, non-interest bearing	$1,122,171	$1,052,115	$966,058	$70,056	6.7%
Demand, interest bearing	803,948	523,848	339,398	280,100	53.5%
Savings, including MMDA	3,481,936	3,318,486	3,166,557	163,450	4.9%
Time, $100,000 and over	792,370	1,284,855	2,106,905	(492,485)	(38.3)%
Time, other	941,811	620,838	724,857	320,973	51.7%
Total deposits	$7,142,236	$6,800,142	$7,303,775	$342,094	5.0%
Total deposits were $7.1 billion at December 31, 2018, an increase of $0.3 billion, or 5.0%, from $6.8 billion at December 31, 2017. Transaction deposits increased by $0.5 billion, or 10.5%, to $5.4 billion at December 31, 2018, from $4.9 billion at December 31, 2017. This increase was primarily driven by Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $70.1 million, interest bearing demand deposits of $280.1 million and savings, including MMDA, of $163.5 million. These increases were offset in part by decreases in time deposits of $0.2 billion, or 9.0%, to $1.7 billion at December 31, 2018, from $1.9 billion at December 31, 2017.
At December 31, 2018, Customers had $1.2 billion in state and municipal deposits to which it had pledged $1.7 billion of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.

Time deposits greater than $250,000 totaled $0.5 billion, $0.8 billion and $1.2 billion at December 31, 2018, 2017, and 2016, respectively.
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years ended December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(amounts in thousands)
Demand, non-interest bearing	$1,189,638	0.00%	$1,187,324	0.00%	$873,599	0.00%
Demand, interest-bearing	630,335	1.49%	386,819	0.82%	190,279	0.56%
Savings, including MMDA	3,553,773	1.77%	3,379,844	1.02%	3,124,262	0.62%
Time deposits	2,066,896	1.87%	2,392,095	1.25%	2,633,425	1.06%
Total	$7,440,642		$7,346,082		$6,821,565
At December 31, 2018, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31, 2018
(amounts in thousands)
3 months or less	$341,976
Over 3 through 6 months	133,157
Over 6 through 12 months	144,149
Over 12 months	173,087
Total	$792,369
For additional information, see NOTE 9 - DEPOSITS to Customers' audited financial statements.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. Customers strategically views the short-term FHLB advances as funding, in part, the commercial loans to the mortgage banking businesses.
Short-term debt
Short-term debt at December 31, 2018, 2017, and 2016, was as follows:

	December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,248,070	2.62%	$1,611,860	1.47%	$688,800	0.85%
Federal funds purchased	187,000	2.60%	155,000	1.50%	83,000	0.74%
Total short-term borrowings	$1,435,070		$1,766,860		$771,800
For additional information on Customers' short-term debt, see NOTE 10 – BORROWINGS to Customers' audited financial statements.

Long-term debt
FHLB Advances
At December 31, 2018, Customers had no long-term FHLB advances.

Customers had a total maximum borrowing capacity with the FHLB of $4.1 billion and with the FRB of $102.5 million at December 31, 2018.  Customers had a total maximum borrowing capacity with the FHLB of $4.3 billion and with the FRB of $142.5 million at December 31, 2017. Amounts can be borrowed as short-term or long-term. As of December 31, 2018 and 2017, advances under these arrangements were secured by certain assets, which included qualifying loans of Customers Bank of $5.2 billion and $5.5 billion, respectively.
Senior notes
On July 31, 2018, the 6.375% senior notes with an aggregate principal amount of $63.3 million issued by Customers Bancorp in July and August 2013 matured and were paid in full.
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
SHAREHOLDERS’ EQUITY
Shareholders’ equity increased by $35.9 million, or 3.9%, to $956.8 million at December 31, 2018, from $921.0 million at December 31, 2017. The primary components of the net increase were as follows:

•	net income of $71.7 million for the year ended December 31, 2018;

•	share-based compensation expense of $8.6 million for the year ended December 31, 2018; and

•	issuance of common stock under share-based compensation arrangements of $3.8 million for the year ended December 31, 2018.
These increases were offset in part by:

•	other comprehensive loss of $21.0 million for the year ended December 31, 2018, arising primarily from unrealized losses on available-for-sale debt securities;

•	preferred stock dividends of $14.5 million for the year ended December 31, 2018; and

•	repurchases of shares of Customers' common stock totaling $13.0 million.
Shareholders’ equity increased by $65.1 million, or 7.6%, to $921.0 million at December 31, 2017, from $855.9 million at December 31, 2016. The primary components of the net increase were as follows:

•	net income of $78.8 million for the year ended December 31, 2017;

•	OCI of $4.5 million for the year ended December 31, 2017, arising primarily from unrealized gains on available-for-sale securities and cash flow hedges; and

•	share-based compensation expense of $6.1 million for the year ended December 31, 2017;

These increases were offset in part by:

•	preferred stock dividends of $14.5 million for the year ended December 31, 2017; and

•	issuance of common stock under share-based compensation arrangements of $11.0 million for the year ended December 31, 2017.
Shareholders’ equity increased by $302.0 million to $855.9 million at December 31, 2016, from $553.9 million at December 31, 2015. The primary components of the net increase were as follows:

•	net income of $78.7 million for the year ended December 31, 2016;

•	OCI of $3.1 million for the year ended December 31, 2016, arising primarily from unrealized gains on available-for-sale securities;

•	share-based compensation expense of $6.2 million for the year ended December 31, 2016;

•	issuance of 6,700,000 shares of preferred stock, resulting in an increases to shareholders' equity of $161.9 million; and

•	issuance of 2,641,677 shares of common stock, resulting in an increases to shareholders' equity of $64.0 million.
These increases were offset in part by:

•	preferred stock dividends of $9.5 million for the year ended December 31, 2016; and

•	issuance of common stock under share-based compensation arrangements of $4.0 million for the year ended December 31, 2016.
For more information regarding the issuance of preferred and common stock and dividends paid to preferred shareholders, see NOTE 11 - SHAREHOLDERS' EQUITY to Customers' audited financial statements.
LIQUIDITY
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
Customers' investment portfolio provides periodic cash flows through regular maturities and receipts of periodic payments and can be used as collateral to secure additional liquidity funding.  Our principal sources of funds are proceeds from common and preferred stock issuances, deposits, debt issuances, principal and interest payments on loans and other funds from operations.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  As of December 31, 2018, Customers' borrowing capacity with the FHLB was $4.1 billion, of which $1.2 billion was utilized in borrowings and commitments; and $1.7 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2017, Customers' borrowing capacity with the FHLB was $4.3 billion, of which $1.6 billion was utilized in borrowings and commitments; and $1.8 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2018 and 2017, Customers' borrowing capacity with the FRB was $102.5 million and $142.5 million, respectively.
The table below summarizes Customers' cash flows for the years indicated:

	For the Years Ended December 31,
(amounts in thousands)	2018	2017	Change	Percentage Change
Net cash provided by operating activities	$97,474	$62,193	$35,281	56.7%
Net cash used by investing activities	(104,098)	(565,125)	461,027	(81.6)%
Net cash (used in) provided by financing activities	(77,564)	384,546	(462,110)	(120.2)%
Net increase (decrease) in cash and cash equivalents	$(84,188)	$(118,386)	$34,198	(28.9)%

Cash flows provided by operating activities
Cash provided by operating activities for the years ended December 31, 2018 and 2017 of $97.5 million and $62.2 million, respectively, primarily resulted from net income of $71.7 million for the year ended December 31, 2018 and net income of $78.8 million for the year ended December 31, 2017.

Cash flows used in investing activities
Cash used in investing activities of $104.1 million for the year ended December 31, 2018 primarily resulted from purchases of investment securities available for sale of $0.8 billion and purchases of loans of $0.4 billion. These uses of cash were offset in part by cash provided by investing activities of $0.5 billion from the proceeds from sales of investment securities available for sale, net proceeds from repayments of mortgage warehouse loans of $0.4 billion, and proceeds from the sales of loans of $0.1 billion.
Cash used in investing activities of $565.1 million for the year ended December 31, 2017 primarily resulted from purchases of investment securities available for sale of $0.8 billion, a net increase in loans of $1.0 billion, and purchases of loans of $0.3 billion. These uses of cash were offset in part by cash provided by investing activities of $0.8 billion from the proceeds from sales of investment securities available for sale, proceeds from repayments of mortgage warehouse loans of $0.3 billion, and proceeds from the sales of loans of $0.5 billion.
Cash flows (used in) provided by financing activities
Cash used in financing activities of $77.6 million for the year ended December 31, 2018 primarily resulted from a decrease in short-term borrowed funds from the FHLB of $363.8 million, repayments of long-term debt of $63.3 million, payments of preferred stock dividends of $14.5 million and repurchases of common stock of $13.0 million, offset in part by a $342.1 million increase in deposits and a $32.0 million increase in federal funds purchased.
Cash provided by financing activities of $384.5 million for the year ended December 31, 2017 primarily resulted from an increase in short-term borrowed funds from the FHLB of $743.1 million, an increase in federal funds purchased of $72.0 million, offset in part by a $503.6 million decrease in deposits, payments of preferred stock dividends of $14.5 million, and payment of employee taxes withheld from share-based awards of $14.8 million.
Overall, based on our core deposit base and available sources of borrowed funds, management believes that Customers has adequate resources to meet its short-term and long-term cash requirements for the foreseeable future.
CAPITAL ADEQUACY
The Bank and Customers Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2018 and 2017, the Bank and the Bancorp met all capital adequacy requirements to which they were subject to.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
December 31, 2017
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective during first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of December 31, 2018, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See NOTE 17 - REGULATORY MATTERS to Customers' audited financial statements for additional discussion regarding regulatory capital requirements.
Capital Ratios
Customers continued to build its capital during 2018.  In general, for the past few years, capital growth has been achieved by retained earnings, increases in capital from sales of common stock and issuance of preferred stock and subordinated debt. During 2018 and 2017, Customers Bancorp did not issue any preferred stock or common stock in public offerings. For more information relating to preferred and common stock, see NOTE 11 - SHAREHOLDERS' EQUITY to Customers' audited financial statements.

Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers' asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank's board of directors has declared a quarterly cash dividend to the Bank's sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2018 and 2017, include the following:

•	$7.8 million declared on January 25, 2017, and paid on March 13, 2017;

•	$7.8 million declared on April 26, 2017, and paid on June 12, 2017;

•	$11.3 million declared on July 26, 2017, and paid on September 11, 2017;

•	$11.3 million declared on October 25, 2017, and paid on December 11, 2017;

•	$11.3 million declared on January 24, 2018, and paid on March 12, 2018;

•	$11.3 million declared on April 25, 2018, and paid on June 11, 2018;

•	$11.3 million declared on July 25, 2018, and paid on September 10, 2018;

•	$11.3 million declared on October 24, 2018, and paid on December 10, 2018; and

•	$14.5 million declared on January 30, 2019, and payable on March 10, 2019.
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
As of December 31, 2018 and 2017, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2018	2017
(amounts in thousands)
Commitments to fund loans	$345,608	$333,874
Unfunded commitments to fund mortgage warehouse loans	1,537,900	1,567,139
Unfunded commitments under lines of credit and credit cards	867,131	485,345
Letters of credit	55,659	39,890
Other unused commitments	4,822	6,679
Commitments to fund loans, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit and letters of credit and credit cards are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
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
CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2018.  Interest on subordinated notes and senior notes was calculated using the current contractual interest rates.
Contractual cash obligations

	Within one year	After one but within three year	After three but within five years	More than five years	Total
(amounts in thousands)
On-balance sheet obligations
FHLB advances	$1,248,070	$—	$—	$—	$1,248,070
Federal funds purchased	187,000	—	—	—	187,000
Low income housing contributions	2,321	6,723	22	101	9,167
Benefit plan commitments	300	600	600	3,000	4,500
Contractual maturities of time deposits	1,459,919	254,051	20,211	—	1,734,181
Subordinated notes	—	—	—	110,000	110,000
Interest on subordinated notes	6,738	13,475	13,475	36,981	70,669
Senior notes	25,000	—	100,000	—	125,000
Interest on senior notes	4,515	7,900	1,975	—	14,390
Total on-balance sheet obligations	$2,933,863	$282,749	$136,283	$150,082	$3,502,977

Off-balance sheet obligations
Loan commitments	$2,062,970	$279,365	$202,442	$205,862	$2,750,639
Operating leases	5,577	9,648	6,741	4,699	26,665
Other commitments (1)	—	4,822	—	—	4,822
Standby letters of credit	37,374	16,434	1,851	—	55,659
Total off-balance sheet obligations	2,105,921	310,269	211,034	210,561	2,837,785
Total contractual cash obligations	$5,039,784	$593,018	$347,317	$360,643	$6,340,762

(1)	Represents commitments funding in approximately one-to-three years that are subject to unscheduled requests for payment.
NEW ACCOUNTING PRONOUNCEMENTS
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
The largest component of Customers' net income is net interest income, and the majority of its financial instruments are interest rate sensitive assets and liabilities with various term structures and maturities.  One of the primary objectives of management is to optimize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Customers' asset/liability committee actively seeks to monitor and control the mix of interest rate sensitive assets and interest rate sensitive liabilities.
Customers uses two complementary methods to analyze and measure interest rate sensitivity as part of the overall management of interest rate risk; they are income simulation modeling and estimates of EVE.  The combination of these two methods provides a reasonably comprehensive summary of the levels of interest rate risk of Customers' exposure to time factors and changes in interest rate environments.
Income simulation modeling is used to measure interest rate sensitivity and manage interest rate risk.  Income simulation considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income simulation modeling, Customers has estimated the net interest income for the year ending December 31, 2019, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2018. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”).  For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shock impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2019, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(15.7)%
Up 2%	(9.8)%
Up 1%	(4.5)%
Down 1%	3.9%
Down 2%	6.7%
EVE estimates the discounted present value of asset and liability cash flows.  Discount rates are based upon market prices for comparable assets and liabilities.  Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer-term repricing risks and options in Customers Bank’s balance sheet.
The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2018, resulting from the referenced shocks to interest rates.

Rate Shocks	From base
Up 3%	(22.8)%
Up 2%	(13.3)%
Up 1%	(5.7)%
Down 1%	3.8%
Down 2%	6.5%
The matching of assets and liabilities may also be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018, that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed-rate loans and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2018
	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total
(dollars in thousands)
Assets
Interest-earning deposits and federal funds sold	$44,439	$—	$—	$—	$—	$—	$44,439
Investment securities	5,655	5,570	21,090	61,350	48,758	512,614	655,037
Loans (a)	3,170,495	294,537	447,343	2,351,480	1,769,116	511,702	8,544,673
Other interest-earning assets	—	—	—	95,290	—	—	95,290
Total interest-earning assets	3,220,589	300,107	468,433	2,508,120	1,817,874	1,024,316	9,339,439
Non interest-earning assets	—	—	—	—	—	442,508	442,508
Total assets	$3,220,589	$300,107	$468,433	$2,508,120	$1,817,874	$1,466,824	$9,781,947
Liabilities
Other interest-bearing deposits	$220,896	$210,284	$390,812	$1,230,853	$526,216	$1,718,022	$4,297,083
Time deposits	705,744	397,347	361,005	250,182	24,691	—	1,738,969
Other borrowings	1,435,070	—	—	—	—	—	1,435,070
Subordinated debt	—	—	—	—	—	108,977	108,977
Total interest-bearing liabilities	2,361,710	607,631	751,817	1,481,035	550,907	1,826,999	7,580,099
Non-interest-bearing liabilities	37,999	36,486	68,671	413,324	162,643	378,522	1,097,645
Shareholders’ equity	—	—	—	—	—	1,104,203	1,104,203
Total liabilities and shareholders’ equity	$2,399,709	$644,117	$820,488	$1,894,359	$713,550	$3,309,724	$9,781,947
Interest sensitivity gap	$820,880	$(344,010)	$(352,055)	$613,761	$1,104,324	$(1,842,900)
Cumulative interest sensitivity gap		$476,870	$124,815	$738,576	$1,842,900	$—
Cumulative interest sensitivity gap to total assets	8.4%	4.9%	1.3%	7.6%	18.8%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	136.4%	118.6%	107.2%	124.9%	144.5%	123.2%

(a)	Includes loans held for sale
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
Financial statements for the three years ended
December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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
March 1, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on Internal Control over Financial Reporting
We have audited Customers Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Customers Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
March 1, 2019

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2018	2017

ASSETS
Cash and due from banks	$17,696	$20,388
Interest earning deposits	44,439	125,935
Cash and cash equivalents	62,135	146,323
Investment securities available for sale, at fair value	665,012	471,371
Loans held for sale (includes $1,507 and $1,886, respectively, at fair value)	1,507	146,077
Loans receivable, mortgage warehouse, at fair value	1,405,420	1,793,408
Loans receivable	7,138,074	6,768,258
Allowance for loan losses	(39,972)	(38,015)
Total loans receivable, net of allowance for loan losses	8,503,522	8,523,651
FHLB, Federal Reserve Bank, and other restricted stock	89,685	105,918
Accrued interest receivable	32,955	27,021
Bank premises and equipment, net	11,063	11,955
Bank-owned life insurance	264,559	257,720
Other real estate owned	816	1,726
Goodwill and other intangibles	16,499	16,295
Other assets	185,672	131,498
Total assets	$9,833,425	$9,839,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,122,171	$1,052,115
Interest bearing	6,020,065	5,748,027
Total deposits	7,142,236	6,800,142
Federal funds purchased	187,000	155,000
FHLB advances	1,248,070	1,611,860
Other borrowings	123,871	186,497
Subordinated debt	108,977	108,880
Accrued interest payable and other liabilities	66,455	56,212
Total liabilities	8,876,609	8,918,591
Commitments and contingencies (NOTE 16)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2018 and 2017	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,252,488 and 31,912,763 shares issued as of December 31, 2018 and 2017; 31,003,028 and 31,382,503 shares outstanding as of December 31, 2018 and 2017	32,252	31,913
Additional paid in capital	434,314	422,096
Retained earnings	316,651	258,076
Accumulated other comprehensive loss, net	(22,663)	(359)
Treasury stock, at cost (1,249,460 and 530,260 shares as of December 31, 2018 and 2017)	(21,209)	(8,233)
Total shareholders’ equity	956,816	920,964
Total liabilities and shareholders’ equity	$9,833,425	$9,839,555
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Interest income:
Loans	$373,234	$339,936	$302,818
Investment securities	33,209	25,153	14,293
Other	11,508	7,761	5,428
Total interest income	417,951	372,850	322,539
Interest expense:
Deposits	110,808	67,582	48,268
Other borrowings	11,486	10,056	6,438
FHLB advances	31,043	21,130	11,597
Subordinated debt	6,737	6,739	6,739
Total interest expense	160,074	105,507	73,042
Net interest income	257,877	267,343	249,497
Provision for loan losses	5,642	6,768	3,041
Net interest income after provision for loan losses	252,235	260,575	246,456
Non-interest income:
Interchange and card revenue	30,695	41,509	24,681
Deposit fees	7,824	10,039	8,067
Bank-owned life insurance	7,620	7,219	4,736
Mortgage warehouse transactional fees	7,158	9,345	11,547
Commercial lease income	5,354	647	—
Gains on sale of SBA and other loans	3,294	4,223	3,685
Mortgage banking income	606	875	969
Impairment loss on investment securities	—	(12,934)	(7,262)
Gain (loss) on sale of investment securities	(18,659)	8,800	25
Other	15,106	9,187	9,922
Total non-interest income	58,998	78,910	56,370
Non-interest expense:
Salaries and employee benefits	104,841	95,518	80,641
Technology, communication and bank operations	44,454	45,885	26,839
Professional services	20,237	28,051	20,684
Occupancy	11,809	11,161	10,327
FDIC assessments, non-income taxes, and regulatory fees	8,642	7,906	13,097
Provision for operating losses	5,616	6,435	3,517
Merger and acquisition related expenses	4,391	410	1,195
Commercial lease depreciation	4,388	522	—
Advertising and promotion	2,446	1,470	1,549
Loan workout	2,183	2,366	2,063
Other real estate owned	449	570	1,953
Other	10,723	15,312	16,366
Total non-interest expense	220,179	215,606	178,231
Income before income tax expense	91,054	123,879	124,595
Income tax expense	19,359	45,042	45,893
Net income	71,695	78,837	78,702
Preferred stock dividends	14,459	14,459	9,515
Net income available to common shareholders	$57,236	$64,378	$69,187
Basic earnings per common share	$1.81	$2.10	$2.51
Diluted earnings per common share	$1.78	$1.97	$2.31
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$71,695	$78,837	$78,702
Unrealized gains (losses) on available-for-sale securities:
Unrealized (losses) gains arising during the period	(46,069)	12,266	(3,335)
Income tax effect	11,978	(4,378)	1,317
Reclassification adjustments for losses (gains) included in net income	18,659	(8,800)	7,237
Income tax effect	(4,851)	3,432	(2,714)
Net unrealized (losses) gains on available-for-sale securities	(20,283)	2,520	2,505
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	1,995	666	(1,093)
Income tax effect	(518)	(260)	464
Reclassification adjustment for (gains) losses included in net income	(2,917)	2,634	1,946
Income tax effect	758	(1,027)	(730)
Net unrealized (losses) gains on cash flow hedges	(682)	2,013	587
Other comprehensive (loss) income, net of income tax effect	(20,965)	4,533	3,092
Comprehensive income	$50,730	$83,370	$81,794
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2015	2,300,000	$55,569	26,901,801	$27,432	$362,607	$124,511	$(7,984)	$(8,233)	$553,902
Net income	—	—	—	—	—	78,702	—	—	78,702
Other comprehensive income	—	—	—	—	—	—	3,092	—	3,092
Issuance of common stock, net of offering costs of $2,238	—	—	2,641,677	2,642	61,389	—	—	—	64,031
Issuance of preferred stock, net of offering costs of $5,598	6,700,000	161,902	—	—	—	—	—	—	161,902
Preferred stock dividends	—	—	—	—	—	(9,515)	—	—	(9,515)
Share-based compensation expense	—	—	—	—	6,189	—	—	—	6,189
Exercise of warrants	—	—	345,414	345	1,186	—	—	—	1,531
Issuance of common stock under share-based-compensation arrangements	—	—	401,025	401	(4,363)	—	—	—	(3,962)
Balance, December 31, 2016	9,000,000	217,471	30,289,917	30,820	427,008	193,698	(4,892)	(8,233)	855,872
Net income	—	—	—	—	—	78,837	—	—	78,837
Other comprehensive income	—	—	—	—	—	—	4,533	—	4,533
Preferred stock dividends	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	6,088	—	—	—	6,088
Exercise of warrants	—	—	74,161	74	985	—	—	—	1,059
Issuance of common stock under share-based-compensation arrangements	—	—	1,018,425	1,019	(11,985)	—	—	—	(10,966)
Balance, December 31, 2017	9,000,000	217,471	31,382,503	31,913	422,096	258,076	(359)	(8,233)	920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	71,695	—	—	71,695
Other comprehensive loss	—	—	—	—	—	—	(20,965)	—	(20,965)
Preferred stock dividends	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	8,605	—	—	—	8,605
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based-compensation arrangements	—	—	334,483	334	3,506	—	—	—	3,840
Repurchase of shares	—	—	(719,200)	—	—	—	—	(12,976)	(12,976)
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$71,695	$78,837	$78,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net of change to FDIC receivable and clawback liability	5,642	6,768	3,041
Depreciation and amortization	14,157	10,801	5,897
Share-based compensation expense	9,740	7,167	7,069
Deferred taxes	9,303	14,820	(2,579)
Net amortization of investment securities premiums and discounts	1,403	702	891
Unrealized loss recognized on equity securities	1,634	—	—
Loss (gain) on sale of investment securities	18,659	(8,800)	(25)
Impairment loss on investment securities	—	12,934	7,262
Gain on sale of SBA and other loans	(3,913)	(4,898)	(3,685)
Origination of loans held for sale	(31,699)	(41,172)	(39,750)
Proceeds from the sale of loans held for sale	32,676	40,656	42,772
Decrease in FDIC loss sharing receivable net of clawback liability	—	—	255
Amortization of fair value discounts and premiums	194	88	405
Net loss on sales of other real estate owned	183	154	130
Valuation and other adjustments to other real estate owned	153	298	1,473
Earnings on investment in bank-owned life insurance	(7,620)	(7,219)	(4,736)
Increase in accrued interest receivable and other assets	(34,614)	(32,256)	(11,538)
Increase (decrease) in accrued interest payable and other liabilities	9,881	(16,687)	5,819
Net Cash Provided by Operating Activities	97,474	62,193	91,403
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(763,242)	(796,594)	(5,000)
Proceeds from maturities, calls and principal repayments on investment securities available for sale	44,313	48,124	64,701
Proceeds from sales of investment securities available for sale	476,182	769,203	2,852
Origination of mortgage warehouse loans	(27,209,330)	(30,084,255)	(36,091,174)
Proceeds from repayments of mortgage warehouse loans	27,597,318	30,407,662	35,729,309
Net decrease (increase) in loans	59,534	(960,372)	(794,954)
Purchase of loans	(397,888)	(262,641)	—
Proceeds from sale of loans	110,526	462,518	133,104
Purchases of bank-owned life insurance	—	(90,000)	—
Proceeds from bank-owned life insurance	529	1,418	619
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	16,233	(37,510)	22,433
Payments to the FDIC on loss sharing agreements	—	—	(2,049)
Purchases of leased assets under operating leases	(37,207)	(22,223)	—
Purchases of bank premises and equipment	(1,777)	(2,135)	(5,426)
Proceeds from sales of other real estate owned	2,213	1,680	1,051
Acquisition and purchase of intangible assets	(1,502)	—	(17,000)
Net Cash Used in Investing Activities	(104,098)	(565,125)	(961,534)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	342,094	(503,633)	1,394,276
Net (decrease) increase in short-term borrowed funds from the FHLB	(363,790)	743,060	(831,500)
Net increase in federal funds purchased	32,000	72,000	13,000
Proceeds from long-term FHLB borrowings	—	—	75,000
Repayments of long-term debt	(63,250)	—	—
Proceeds from issuance of long-term debt	—	98,564	—
Net proceeds from issuance of preferred stock	—	—	161,902
Preferred stock dividends paid	(14,459)	(14,459)	(9,051)
Exercise of warrants	112	1,059	1,532
Purchase of treasury stock	(12,976)	—	—
Payment of employee taxes withheld from share-based awards	(880)	(14,761)	(5,897)
Net proceeds from issuance of common stock	3,585	2,716	70,985
Net Cash (Used in) Provided by Financing Activities	(77,564)	384,546	870,247
Net (Decrease) Increase in Cash and Cash Equivalents	(84,188)	(118,386)	116
Cash and Cash Equivalents – Beginning	146,323	264,709	264,593
Cash and Cash Equivalents – Ending	$62,135	$146,323	$264,709
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Supplementary Cash Flow Information
Interest paid	$160,384	$101,575	$71,216
Income taxes paid	4,794	40,282	57,251
Non-cash Items:
Transfer of loans to other real estate owned	$1,639	$750	$703
Transfer of loans from held for investment to held for sale	—	150,638	—
Transfer of loans from held for sale to held for investment	129,691	—	25,118
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington D.C.; Chicago, Illinois; and nationally for certain loan and deposit products.  The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia, Pennsylvania; Washington D.C.; and Chicago, Illinois. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
Customers Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and reporting policies of Customers Bancorp, Inc. and subsidiaries are in conformity with U.S. GAAP and predominant practices of the banking industry.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, credit deterioration and expected cash flows of purchased-credit-impaired loans, valuation of deferred tax assets, OTTI losses on securities, fair values of financial instruments, fair value of share-based compensation awards and annual goodwill and intangible asset impairment analysis.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries, including Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., as well as Customers Bank's wholly owned subsidiaries, BankMobile Technologies, Inc., Customers Commercial Finance, LLC and Devon Service PA LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Restrictions on Cash and Amounts due from Banks
Customers Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank.  Customers Bank generally maintains balances in excess of the required levels at the Federal Reserve Bank. At December 31, 2018 and 2017, these required reserve balances were $58.4 million and $164.7 million, respectively.
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values as of the date of acquisition and are recognized separately from goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. Customers recognizes goodwill when the acquisition price exceeds the estimated fair value of the net assets acquired.
Investment Securities
Customers acquires securities, largely mortgage-backed securities and corporate notes, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Debt securities are classified at the time of acquisition as available for sale, HTM or trading, and their classification determines the accounting as follows:
Available for sale: Investment securities classified as available for sale are those debt securities that Customers intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in AOCI, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded on the trade date.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. There were no securities classified as HTM as of December 31, 2018 and 2017.
Equity securities: Equity securities are carried at their fair value, with changes in fair value reported in income beginning in 2018. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. For years ended December 31, 2017 and prior, equity securities were classified as available for sale and carried at fair value, with unrealized gains or losses reported as increases or decreases in AOCI, net of the related deferred tax effect.
For available-for-sale and held-to-maturity debt securities, management periodically assesses whether the securities are other than temporarily impaired. OTTI means that management believes a security’s decline in fair value below its amortized cost basis is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default and/or other factors. When a held-to-maturity or available-for-sale debt security is assessed for OTTI, management has to first consider (a) whether Customers intends to sell the security, and (b) whether it is more likely than not that Customers will be required to sell the security prior to recovery of its amortized cost basis.
If one of these circumstances applies to a security, an OTTI loss is recognized in the consolidated statements of income equal to the full amount of the decline in fair value below the amortized cost basis. If neither of these circumstances applies to a security, but Customers does not expect to recover the entire amortized cost basis, an OTTI has occurred that must be separated into two categories for debt securities: (a) the amount related to a credit loss and (b) the amount related to other factors. In determining the amount of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected to the amortized cost basis of the security. The portion of the total OTTI attributed to a credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows expected to be collected), while the amount related to all other factors is recognized in AOCI. The total OTTI loss is presented in the statement of income, less the portion recognized in AOCI. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
On January 1, 2018, Customers adopted the new accounting standard for financial instruments, which requires equity securities to be measured at fair value, except those accounted for under the equity method of accounting, with changes in fair value recognized in earnings in the period in which they occur and will no longer be deferred in AOCI. The adoption of this guidance resulted in an $1.0 million increase to beginning retained earnings and a $1.0 million decrease to beginning AOCI.

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
Purchased Loans
Customers believes that the varying circumstances under which it purchases loans and the diverse credit quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be PCI loans. Therefore, loan purchases are evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans acquired that do not have evidence of credit deterioration at the purchase date are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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
PCI loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have similar risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. On a quarterly basis, Customers re-estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect the then-current market conditions. If the timing and/or amounts of expected cash flows on PCI loans are determined not to be reasonably estimable, no interest is accreted, and the loans are reported as non-accrual loans; however, when the timing and amounts of expected cash flows for PCI loans are reasonably estimable, interest is accreted, and the loans are reported as performing loans.
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
Customers' loan groups include multi-family, commercial and industrial, owner and non-owner occupied commercial real estate, construction, residential real estate, manufactured housing, other consumer and PCI loans. SBA loans are further segmented. Customers also further segments its residential real estate portfolio into two classes based upon certain risk characteristics: first-mortgage loans and home equity loans and lines of credit.  The remaining loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segmented.
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
The impaired-loan component of the allowance for loan losses generally relates to loans for which it is probable that Customers will be unable to collect all amounts due according to the contractual terms of the loan agreements. Customers analyzes certain loans in its portfolio for impairment in accordance with ASC 310-10-35. Customers' impaired loans generally include loans that have been (i) placed on non-accrual, (ii) restructured in a TDR, regardless of their payment status and (iii) charged-off to their net realizable value. For such loans, an allowance is established when the (i) discounted cash flows, (ii) collateral value or (iii) the impaired loan estimated fair value is lower than the carrying value of the loan.
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
A residual reserve may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual reserve amount reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating credit losses in the loan portfolio.
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
Other consumer loans consist of loans to individuals originated through Customers' retail network or through purchases and are typically secured by personal property or are unsecured. Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any.  The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.
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

Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate and construction loans are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and other consumer loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing loans and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality factor ratings refer to NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES.
Impaired Loans
A loan is generally considered impaired when, based on current information and events, it is probable that Customers will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Customers' impaired loans generally include loans that have been (i) placed on non-accrual, (ii) restructured in a TDR, regardless of their payment status and (iii) charged-off to their net realizable value. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
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
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. If there is a goodwill impairment charge, it will be the amount by which the reporting unit's carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same one-step impairment test is applied to goodwill at all reporting units. Customers applies a qualitative assessment for its reporting units to determine if the one-step quantitative impairment test is necessary.
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
As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance and other trends specific to the banking industry. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2018 and 2017, goodwill and other intangible assets totaled $16.5 million and $16.3 million, respectively.

FHLB, Federal Reserve Bank and other restricted stock
FHLB, Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the FHLB, the Federal Reserve Bank and Atlantic Community Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2018 and 2017, was $89.7 million and $105.9 million, respectively, which included $67.3 million and $83.7 million, respectively, of FHLB stock.
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
Bank Premises and Equipment
Bank premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life, unless extension of the lease term is reasonably assured.
Lessor Operating Leases
Leased assets under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to their expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in other non-interest income on a straight-line basis over the lease term. Customers periodically reviews its leased assets for impairment. An impairment loss is recognized if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment. During 2018, Customers leased various types of equipment to customers within its commercial and industrial loan portfolio. The net carrying value of the leased assets was $54.5 million and $21.7 million, which included accumulated depreciation of $4.8 million and $0.5 million, as of December 31, 2018 and 2017, respectively, and is presented in other assets in Customers’ consolidated balance sheets. As of December 31, 2018, the leases have a weighted-average term of 4.6 years.
The following table presents the future lease nonresidual rental payments due from customers for equipment on operating leases:

December 31, 2018
(amounts in thousands)
2019	$8,347
2020	9,735
2021	8,810
2022	5,815
2023	3,663
Thereafter	2,518
Total minimum payments	$38,888

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
On December 22, 2017, the Tax Act was enacted into law. The Tax Act contained several key tax provisions including the reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result, Customers was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which it expected them to be recovered or settled. In December 2017, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See NOTE 14 - INCOME TAXES for additional information.
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
In 2014, the shareholders of Customers Bancorp approved an ESPP. Because the purchase price under the plan is 85% (a 15% discount to the market price) of the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. See NOTE 13 - SHARE-BASED COMPENSATION for additional information.
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
Segment Information
In connection with the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile technology platform late in second quarter 2016, Customers' chief operating decision makers began allocating resources and assessing performance for two distinct business segments, "Customers Bank Business Banking" and "BankMobile." The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington D.C., and Illinois through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with existing and potential white label partners. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Prior to third quarter 2016, Customers operated in one business segment, “Community Banking.” Additional information regarding reportable segments can be found in NOTE 22 - BUSINESS SEGMENTS.
Derivative Instruments and Hedging
ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and the related hedged items and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
Prior to first quarter 2014, none of Customers' financial derivatives were designated in qualifying hedge relationships in accordance with the applicable accounting guidance. As such, all changes in fair value of the financial derivatives were recognized directly in earnings. Beginning in March 2014, Customers entered into pay-fixed interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt. Customers documented and designated these interest-rate swaps as cash flow hedges. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is recognized directly to interest expense. Amounts reported in AOCI related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. As of December 31, 2018, Customers had six financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $750.0 million. As of December 31, 2017, Customers had nine financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $550.0 million.

Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings. At December 31, 2018 and 2017, Customers had an outstanding notional balance of credit derivatives of $94.9 million and $80.5 million, respectively.
In accordance with the FASB’s fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See NOTE 19 - DERIVATIVE INSTRUMENTS for additional information.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes changes in unrealized gains and losses on debt securities available for sale arising during the period and reclassification adjustments for realized gains and losses on debt securities available for sale included in net income. Other comprehensive income (loss) also includes the effective portion of changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Earnings per Share
Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS includes all potentially dilutive common shares outstanding during the period.  Potential common shares that may be issued related to outstanding stock options, restricted stock units and warrants are determined using the treasury stock method.
Loss Contingencies
Loss contingencies, including claims and legal, regulatory and governmental actions and proceedings arise in the ordinary course of business. In accordance with applicable accounting guidance, Customers establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, Customers, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, Customers will establish an accrued liability and record a corresponding amount of litigation-related expense. Customers continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for.
Collaborative Arrangements
In the normal course of business, Customers may enter into collaborative arrangements primarily to develop and commercialize banking products to their partners' customers. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity where both Customers and the collaborating partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Collaborative activities typically include research and development, technology, product development, marketing, and day-to-day operations of the banking product. These arrangements often require the sharing of revenues and expense. Net interest income, non-interest income, and non-interest expenses incurred pursuant to these arrangements are reported net of any payments due to or amounts due from Customers' collaboration partners. Reimbursement of non-interest expenses are allocated to other non-interest expense and are recognized at the time the collaborative party becomes obligated to pay. Each collaboration is unique in nature.
For the years ended December 31, 2018 and 2017, Customers recognized $8.4 million and $2.4 million, respectively, in expense reimbursements from collaborative arrangements. There were no such reimbursements during the year ended December 31, 2016. There was no revenue sharing with partners during the years ended December 31, 2018, 2017, and 2016.

Recently Issued Accounting Standards
Accounting Standards Adopted in 2018
Since January 1, 2018, Customers has adopted the following FASB Accounting Standard Updates (“ASUs”), none of which had a material impact to Customers’ consolidated financial statements:

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
•  Expands disclosures to include unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
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
• In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the SOFR OIS Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which permits the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes.

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
•  Requires an entity to present separately in OCI the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
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
•  The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements. Additional discussion related to the adoption and the required quantitative and qualitative disclosures are included in NOTE 23 - NON-INTEREST REVENUES.

Accounting Standards Adopted on January 1, 2019

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

•  Customers adopted this ASU on January 1, 2019. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

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
•  For freestanding equity-classified financial instruments, the amendments require entities to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of net income available to common shareholders in basic EPS.
•  Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

•  Customers adopted this ASU on January 1, 2019. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

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

•  Customers adopted this ASU on January 1, 2019. The adoption of this ASU did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Adopted on January 1, 2019 (continued)

Standard	Summary of guidance	Effects on Financial Statements
ASU 2016-02, Leases Issued February 2016
•  Supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases.
•  From the lessee's perspective, the new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.
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
•  In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date. Prior to this ASU issuance, a modified retrospective transition approach was required.
•  In December 2018, the FASB issued ASU 2018-20 "Leases (Topic 842): Narrow-Scope Improvements for Lessors," which provides lessors a policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Additionally, the update requires certain lessors to exclude from variable payments lessor costs paid by lessees directly to third parties.

•  Customers adopted this ASU on January 1, 2019.
•  Customers recognized a lease liability and a corresponding ROU asset of approximately $25 million at January 1, 2019. The increase in assets is expected to lower Customers' regulatory capital ratios by approximately four basis points.
•  Customers does not expect material changes to the recognition of operating lease expense in its consolidated statements of income.
•  Customers adopted certain practical expedients available under the new guidance, which will not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess the lease classification for any expired or existing leases, (3) reassess initial direct costs for any existing leases, and (4) evaluate whether certain sales taxes and other similar taxes are lessor costs. Additionally, Customers elected to apply the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented and will continue to present the comparative periods under Topic 840. Customers did not adopt the hindsight practical expedient.

Accounting Standards Issued But Not Yet Adopted

Standard	Summary of guidance	Effects on Financial Statements
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 Issued November 2018
•Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.
•Adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within scope of Topic 606.
•Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.
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
ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments Issued June 2016
•  Requires an entity to utilize a new impairment model known as the current expected credit loss model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including HTM securities), presents the net amount expected to be collected on the financial asset.
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
•  Simplifies the accounting model for PCI debt securities and loans.
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
•  Customers continues to evaluate data requirements, methodologies, and forecasting options to utilize within the new model. Additionally, Customers is evaluating how to properly segment its loan portfolio.
•  Customers has completed preliminary runs of the new model and continues to evaluate the results as it prepares to run two methodologies parallel in 2019.
•  The adoption of this ASU may result in an increase to Customers' allowance for loan losses which will depend upon the nature and characteristics of Customers' loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date.
•  Customers does not intend to early adopt this new guidance.

NOTE 3 – EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$57,236	$64,378	$69,187

Weighted-average number of common shares outstanding – basic	31,570,118	30,659,320	27,596,020
Share-based compensation plans	658,739	1,917,451	2,221,517
Warrants	4,241	19,906	196,113
Weighted-average number of common shares – diluted	32,233,098	32,596,677	30,013,650

Basic earnings per common share	$1.81	$2.10	$2.51
Diluted earnings per common share	1.78	1.97	2.31
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2018	2017	2016
Anti-dilutive securities:
Share-based compensation plans	1,138,251	1,059,225	894,720
Warrants	—	—	52,242
Total anti-dilutive securities	1,138,251	1,059,225	946,962

NOTE 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2018 and 2017. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Available-for-Sale Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2016	$(2,681)	$—	$(2,681)	$(2,211)	$(4,892)
Current period:
Other comprehensive income before reclassifications	7,800	88	7,888	406	8,294
Amounts reclassified from accumulated other comprehensive income to net income (1)	(5,368)	—	(5,368)	1,607	(3,761)
Net current-period other comprehensive income	2,432	88	2,520	2,013	4,533
Balance, December 31, 2017	(249)	88	(161)	(198)	(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (2)	(256)	—	(256)	(42)	(298)
Reclassification of the of net unrealized gains on equity securities (2)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassification adjustments on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Current period:
Other comprehensive income (loss) before reclassifications	(34,091)	—	(34,091)	1,477	(32,614)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	13,808	—	13,808	(2,159)	11,649
Net current-period other comprehensive income (loss)	(20,283)	—	(20,283)	(682)	(20,965)
Balance, December 31, 2018	$(21,741)	$—	$(21,741)	$(922)	$(22,663)

(1)
Reclassification amounts for available-for-sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income. During the years ended December 31, 2018 and 2017, reclassification amounts of $18.7 million ($13.8 million net of taxes), and $8.8 million ($5.4 million net of taxes) were reported as loss and gains on sale of investment securities on the consolidated statements of income, respectively. Impairment losses recorded during the year ended December 31, 2017 were not previously deferred in accumulated other comprehensive income (loss) because Customers decided to sell the securities as of December 31, 2016. Reclassification amounts for cash flow hedges are reported as either interest expense on FHLB advances on the consolidated statements of income or other non-interest income on the consolidated statements of income for gains recognized from the discontinuance of cash flow hedge accounting for certain interest rate swaps. During the year ended December 31, 2018, a reclassification amount of $95 thousand ($70 thousand net of taxes) was reported as a reduction to interest expense on FHLB advances on the consolidated statements of income. A reclassification amount of $2.8 million ($2.1 million net of taxes) was reported as other non-interest income on the consolidated statements of income from the discontinuance of cash flow hedge accounting for certain interest rate swaps. During the year ended December 31, 2017, a reclassification amount of $2.6 million ($1.6 million net of taxes) was reported as interest expense on FHLB advances on the consolidated statements of income.

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

NOTE 5 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of December 31, 2018 and 2017, are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available-for-sale debt securities
Agency-guaranteed residential mortgage-backed securities	$311,267	$—	$(5,893)	$305,374
Corporate notes (1)	381,407	920	(24,407)	357,920
Available-for-sale debt securities	$692,674	$920	$(30,300)	663,294
Equity securities (2)				1,718
Total investment securities, at fair value				$665,012

(1)	Includes corporate securities issued by other bank holding companies.

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

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(amounts in thousands)
Available-for-sale securities
Agency-guaranteed residential mortgage-backed securities	$186,221	$36	$(2,799)	$183,458
Agency-guaranteed commercial real estate mortgage-backed securities	238,809	432	(769)	238,472
Corporate notes (1)	44,959	1,130	—	46,089
Equity securities (2)	2,311	1,041	—	3,352
Total available-for-sale securities, at fair value	$472,300	$2,639	$(3,568)	$471,371

(1)	Includes subordinated debt issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.
The following table shows proceeds from the sale of available-for-sale securities, gross gains and gross losses on those sales of securities:

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Proceeds from sale of available-for-sale securities	$476,182	$769,203	$2,852
Gross gains	$—	$8,808	$26
Gross losses	(18,659)	(8)	(1)
Net (losses) gains	$(18,659)	$8,800	$25
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

The following table shows available-for-sale debt securities by stated maturity. Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and are, therefore, classified separately with no specific maturity date:

	December 31, 2018
	Available for Sale
	Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	329,096	308,578
Due after ten years	52,311	49,342
Agency-guaranteed residential mortgage-backed securities	311,267	305,374
Total available-for-sale debt securities	$692,674	$663,294
Gross unrealized losses and fair value of Customers' available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available-for-sale debt securities
Agency-guaranteed residential mortgage-backed securities	$305,374	$(5,893)	$—	$—	$305,374	$(5,893)
Corporate notes (1)	310,036	(24,407)	—	—	310,036	(24,407)
Total	$615,410	$(30,300)	$—	$—	$615,410	$(30,300)

(1)	Includes corporate securities issued by other bank holding companies.

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(amounts in thousands)
Available-for-sale debt securities
Agency-guaranteed residential mortgage-backed securities	$104,861	$(656)	$66,579	$(2,143)	$171,440	$(2,799)
Agency-guaranteed commercial mortgage-backed securities	115,970	(740)	6,151	(29)	122,121	(769)
Total	$220,831	$(1,396)	$72,730	$(2,172)	$293,561	$(3,568)
At December 31, 2018, there were twenty-six available-for-sale debt securities with unrealized losses in the less-than-twelve-month category and no available-for-sale debt securities with unrealized losses in the twelve-month-or-more category. The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were due to an upward shift in interest rates that resulted in a negative impact on the respective notes' fair value. All amounts related to the mortgage-backed securities and the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities, and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
During the year ended December 31, 2017, Customers recorded OTTI losses of $12.9 million related to its equity holdings in Religare Enterprises, Ltd. ("Religare") for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer has the intent to hold these securities until a recovery in fair value. At December 31, 2017, the fair value of the Religare equity securities was $3.4 million which resulted in an unrealized gain of $1.0 million being recognized in AOCI with no adjustment for deferred taxes as Customers did not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare investment. At December 31, 2018, Customers continues to not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment.
As described in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in AOCI and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized loss of $1.6 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2018. At December 31, 2018, the fair value of the Religare equity securities was $1.7 million.
At December 31, 2018 and 2017, Customers Bank had pledged investment securities with fair values aggregating to $23.0 million and $16.9 million, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At December 31, 2018, and 2017, no securities holdings of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholder's equity.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017
(amounts in thousands)
Commercial loans:
Multi-family loans, at lower of cost or fair value	$—	$144,191
Total commercial loans held for sale	—	144,191
Consumer loans:
Residential mortgage loans, at fair value	1,507	1,886
Loans held for sale	$1,507	$146,077
Effective March 31, 2018, Customers Bank transferred $129.7 million of multi-family loans from loans held for sale to loans receivable (held for investment) because the Bank no longer has the intent to sell these loans. Customers Bank transferred these loans at their carrying value, which approximated their fair value at the time of transfer.
Effective June 30, 2017, Customers Bank transferred $150.6 million of multi-family loans from loans receivable (held for investment) to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2017, the carrying value of these loans approximates their fair value. Accordingly, a lower of cost or fair value adjustment was not recorded as of December 31, 2017. See NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for more information on the reclassification of loans previously reported as held for sale.

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
The following table presents loans receivable as of December 31, 2018 and 2017:

	December 31,
	2018	2017
(amounts in thousands)
Loans receivable, mortgage warehouse, at fair value	$1,405,420	$1,793,408
Loans receivable:
Commercial:
Multi-family	3,285,297	3,502,381
Commercial and industrial (including owner occupied commercial real estate)	1,951,277	1,633,818
Commercial real estate non-owner occupied	1,125,106	1,218,719
Construction	56,491	85,393
Total commercial loans receivable	6,418,171	6,440,311
Consumer:
Residential real estate	566,561	234,090
Manufactured housing	79,731	90,227
Other	74,035	3,547
Total consumer loans receivable	720,327	327,864
Loans receivable	7,138,498	6,768,175
Deferred (fees) costs and unamortized (discounts) premiums, net	(424)	83
Allowance for loan losses	(39,972)	(38,015)
Total loans receivable, net of allowance for loan losses	$8,503,522	$8,523,651
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
Loans receivable, mortgage warehouse, at fair value:
Mortgage warehouse loans consist of commercial loans to mortgage companies. These mortgage warehouse lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The mortgage warehouse loans receivable are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life of 23 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.
At December 31, 2018 and 2017, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an allowance for loan loss and are therefore excluded from allowance for loan losses related disclosures.

Loans receivable:
The following tables summarize loans receivable by loan type and performance status as of December 31, 2018 and 2017:

	December 31, 2018
	30-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased-Credit-Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$—	$—	$—	$1,155	$3,282,452	$1,690	$3,285,297
Commercial and industrial	1,914	—	1,914	17,764	1,353,586	536	1,373,800
Commercial real estate owner occupied	193	—	193	1,037	567,809	8,438	577,477
Commercial real estate non-owner occupied	1,190	—	1,190	129	1,119,443	4,344	1,125,106
Construction	—	—	—	—	56,491	—	56,491
Residential real estate	5,940	—	5,940	5,605	550,679	4,337	566,561
Manufactured housing (5)	3,926	2,188	6,114	1,693	69,916	2,008	79,731
Other consumer	200	—	200	111	73,503	221	74,035
Total	$13,363	$2,188	$15,551	$27,494	$7,073,879	$21,574	$7,138,498

	December 31, 2017
	30-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due (1)	Non- Accrual	Current (2)	Purchased-Credit-Impaired Loans (3)	Total Loans (4)
(amounts in thousands)
Multi-family	$4,900	$—	$4,900	$—	$3,495,600	$1,881	$3,502,381
Commercial and industrial	103	—	103	17,392	1,130,831	764	1,149,090
Commercial real estate owner occupied	202	—	202	1,453	472,501	10,572	484,728
Commercial real estate non-owner occupied	93	—	93	160	1,213,216	5,250	1,218,719
Construction	—	—	—	—	85,393	—	85,393
Residential real estate	7,628	—	7,628	5,420	215,361	5,681	234,090
Manufactured housing (5)	4,028	2,743	6,771	1,959	78,946	2,551	90,227
Other consumer	116	—	116	31	3,184	216	3,547
Total	$17,070	$2,743	$19,813	$26,415	$6,695,032	$26,915	$6,768,175

(1)	Includes past-due loans that are accruing interest because collection is considered probable.

(2)	Loans where next payment due is less than 30 days from the report date.

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

As of December 31, 2018 and 2017, the Bank had $0.2 million and $0.3 million, respectively, of residential real estate held in OREO. As of December 31, 2018 and 2017, the Bank had initiated foreclosure proceedings on $2.1 million and $1.6 million, respectively, in loans secured by residential real estate.

Allowance for loan losses:
The changes in the allowance for loan losses for the years ended December 31, 2018 and 2017, and the loans and allowance for loan losses by loan type based on impairment-evaluation method are presented in the tables below.

Twelve months ended December 31, 2018	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(1,722)	(747)	—	—	(466)	—	(1,822)	(4,757)
Recoveries	—	403	326	5	241	76	—	21	1,072
Provision for loan losses	(706)	2,546	509	(1,349)	(596)	1,115	(35)	4,158	5,642
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

As of December 31, 2018
Loans:
Individually evaluated for impairment	$1,155	$17,828	$1,069	$129	$—	$8,631	$10,195	$111	$39,118
Collectively evaluated for impairment	3,282,452	1,355,436	567,970	1,120,633	56,491	553,593	67,528	73,703	7,077,806
Loans acquired with credit deterioration	1,690	536	8,438	4,344	—	4,337	2,008	221	21,574
Total loans receivable	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
Allowance for loan losses:
Individually evaluated for impairment	$539	$261	$1	$—	$—	$41	$3	$—	$845
Collectively evaluated for impairment	10,923	11,516	3,319	4,161	624	3,227	89	2,390	36,249
Loans acquired with credit deterioration	—	368	—	1,932	—	386	53	139	2,878
Allowance for loan losses	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

Twelve months ended December 31, 2017	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2016	$11,602	$11,050	$2,183	$7,894	$840	$3,342	$286	$118	$37,315
Charge-offs	—	(4,157)	(731)	(486)	—	(415)	—	(1,338)	(7,127)
Recoveries	—	676	9	—	164	72	—	138	1,059
Provision for loan losses	566	3,349	1,771	29	(25)	(70)	(106)	1,254	6,768
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015

Loans:
Individually evaluated for impairment	$—	$17,461	$1,448	$160	$—	$9,247	$10,089	$30	$38,435
Collectively evaluated for impairment	3,500,500	1,130,865	472,708	1,213,309	85,393	219,162	77,587	3,301	6,702,825
Loans acquired with credit deterioration	1,881	764	10,572	5,250	—	5,681	2,551	216	26,915
Total loans receivable	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175
Allowance for loan losses:
Individually evaluated for impairment	$—	$650	$642	$—	$—	$155	$4	$—	$1,451
Collectively evaluated for impairment	12,168	9,804	2,580	4,630	979	2,177	82	117	32,537
Loans acquired with credit deterioration	—	464	10	2,807	—	597	94	55	4,027
Allowance for loan losses	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Certain manufactured housing loans were purchased in August 2010.  A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items.  At December 31, 2018 and 2017, funds available for reimbursement, if necessary, were $0.5 million and $0.6 million, respectively. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.
Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance and related allowance by loan type for impaired loans that were individually evaluated for impairment as of December 31, 2018 and 2017, and the average recorded investment and interest income recognized for the years ended December 31, 2018, 2017 and 2016. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2018			Twelve Months Ended, December 31, 2018
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$537	$8
Commercial and industrial	13,660	15,263	—	8,831	673
Commercial real estate owner occupied	1,037	1,766	—	776	19
Commercial real estate non-owner occupied	129	241	—	645	48
Residential real estate	4,842	5,128	—	4,129	151
Manufactured housing	10,027	10,027	—	10,015	561
Other consumer	111	111	—	89	1
With an allowance recorded:
Multi-family	1,155	1,155	539	231	37
Commercial and industrial	4,168	4,351	261	6,504	25
Commercial real estate owner occupied	32	32	1	443	3
Residential real estate	3,789	3,789	41	4,566	131
Manufactured housing	168	168	3	214	14
Total	$39,118	$42,031	$845	$36,980	$1,671

	December 31, 2017			Twelve Months Ended, December 31, 2017		Twelve Months Ended, December 31, 2016
	Recorded Investment Net of Charge Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(amounts in thousands)
With no related allowance recorded:
Multi-family	$—	$—	$—	$—	$—	$964	$53
Commercial and industrial	9,138	9,287	—	8,865	214	15,424	804
Commercial real estate owner occupied	806	806	—	1,439	70	7,963	426
Commercial real estate non-owner occupied	160	272	—	898	2	5,265	155
Residential real estate	3,628	3,801	—	4,617	24	4,567	120
Manufactured housing	9,865	9,865	—	10,003	558	8,961	465
Other consumer	30	30	—	51	—	47	—
With an allowance recorded:
Multi-family	—	—	—	—	—	232	—
Commercial and industrial	8,323	8,506	650	5,984	230	7,028	436
Commercial real estate owner occupied	642	642	642	882	—	173	—
Commercial real estate non-owner occupied	—	—	—	—	—	380	—
Residential real estate	5,619	5,656	155	3,307	187	395	—
Manufactured housing	224	224	4	131	8	—	—
Other consumer	—	—	—	—	—	29	—
Total	$38,435	$39,089	$1,451	$36,177	$1,293	$51,428	$2,459
Troubled Debt Restructurings
At December 31, 2018, 2017 and 2016, there were $19.2 million, $20.4 million and $16.4 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modifications of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.
The following table presents total TDRs based on loan type and accrual status at December 31, 2018, 2017, and 2016. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	December 31,
	2018			2017			2016
	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
(amounts in thousands)
Commercial and industrial	$64	$5,273	$5,337	$63	$5,939	$6,002	$73	$146	$219
Commercial real estate owner occupied	32	—	32	—	—	—	12	—	12
Commercial real estate non-owner occupied	—	—	—	—	—	—	—	1,945	1,945
Residential real estate	3,026	667	3,693	3,828	703	4,531	4,012	707	4,719
Manufactured housing	8,502	1,620	10,122	8,130	1,766	9,896	7,429	2,072	9,501
Other consumer	—	12	12	—	—	—	—	—	—
Total TDRs	$11,624	$7,572	$19,196	$12,021	$8,408	$20,429	$11,526	$4,870	$16,396

The following table presents loans modified in a TDR by type of concession for the years ended December 31, 2018, 2017 and 2016. There were no modifications that involved forgiveness of debt for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Extensions of maturity	2	$60	5	$6,497	3	$1,995
Interest-rate reductions	39	1,615	35	1,574	61	4,621
Total	41	$1,675	40	$8,071	64	$6,616
The following table provides, by loan type, the number of loans modified in TDRs and the related recorded investment for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial and industrial	—	$—	4	$6,437	1	$76
Commercial real estate non-owner occupied	—	—	—	—	1	1,844
Residential real estate	2	352	—	—	4	2,410
Manufactured housing	38	1,310	36	1,634	58	2,286
Other consumer	1	13	—	—	—	—
Total loans	41	$1,675	40	$8,071	64	$6,616
As of December 31, 2018 and 2017, except for one commercial and industrial loan with an outstanding commitment of $1.5 million and $2.1 million, respectively, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs. There were no commitments to lend additional funds to debtors whose terms were modified in TDRs at December 31, 2016.
As of December 31, 2018, four manufactured housing loans totaling $0.1 million that were modified in TDRs within the past twelve months that defaulted on payments. As of December 31, 2017, five manufactured housing loans totaling $0.2 million that were modified in TDRs within the past twelve months that defaulted on payments. As of December 31, 2016, eight manufactured housing loans totaling $0.2 million, one commercial real estate non-owner occupied loan of $1.8 million and one residential real estate loan of $0.1 million that were modified in TDRs within the past twelve months defaulted on payments.
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the year ended December 31, 2018, there were no allowances recorded as a result of TDR modifications. For the year ended December 31, 2017, there was one allowance resulting from TDR modifications totaling $1 thousand for one manufactured housing loan. There were no allowances recorded as a result of TDR modifications during 2016.
Purchased-Credit-Impaired Loans
The changes in accretable yield related to PCI loans for the years ended December 31, 2018, 2017 and 2016, were as follows:

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Accretable yield balance, beginning of period	$7,825	$10,202	$12,947
Accretion to interest income	(1,455)	(1,673)	(3,760)
Reclassification from nonaccretable difference and disposals, net	(192)	(704)	1,015
Accretable yield balance, end of period	$6,178	$7,825	$10,202

Allowance for Loan Losses and the FDIC Loss Sharing Receivable and Clawback Liability
In 2010, Customers acquired certain loans pursuant to FDIC-assisted transactions in which losses from resolution of the nonperforming loans were eligible for partial reimbursement by the FDIC. Subsequent to the purchase date, the expected cash flows on the covered loans were subject to evaluation. Decreases in the present value of expected cash flows on the covered loans were recognized by increasing the allowance for loan losses with a related charge to the provision for loan losses. At the same time, the FDIC loss sharing receivable balance was increased reflecting an estimated future collection from the FDIC, which was recorded as a reduction to the provision for loan losses. If the expected cash flows on the covered loans increased such that a previously recorded impairment could be reversed, Customers recorded a reduction in the allowance for loan losses (with a related credit to the provision for loan losses) accompanied by a reduction in the FDIC loss sharing receivable balance (with a related charge to the provision for loan losses). Increases in expected cash flows on covered loans and decreases in expected cash flows from the FDIC loss sharing receivable, when there were no previously recorded impairments, were considered together and recognized over the remaining life of the loans as interest income. Decreases in the valuations of OREO covered by the loss sharing agreements were recorded net of the estimated FDIC receivable as an increase to OREO expense (a component of non-interest expense).
As part of the FDIC loss sharing agreements, Customers also assumed a potential liability to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that was contingent upon actual losses incurred over the life of the agreements relative to the expected losses and the consideration paid upon acquisition of the failed institutions. Due to cash receipts on the covered assets in excess of the original expectations of the FDIC, Customers anticipated that it would be required to pay an amount to the FDIC at the end of the loss sharing agreements.
Customers presented the FDIC Loss Sharing Receivable, net of the Clawback liability on the consolidated balance sheets. In the event the Clawback liability exceeded the FDIC Loss Sharing Receivable balance, the net liability amount was presented in "Accrued interest payable and other liabilities" on the consolidated balance sheets.
On July 11, 2016, Customers entered into an agreement to terminate all existing rights and obligations pursuant to the loss sharing agreements with the FDIC. In connection with the termination agreement, Customers paid the FDIC $1.4 million as final payment under these agreements. The negotiated settlement amount was based on net losses incurred on the covered assets through September 30, 2015, adjusted for cash payments to and cash receipts from the FDIC as part of the December 31, 2015 and March 31, 2016 certifications. Consequently, loans and OREO previously reported as covered assets pursuant to the loss sharing agreements were no longer presented as covered assets as of June 30, 2016.
The following table presents changes in the allowance for loans losses and the FDIC loss sharing receivable, including the effect of the estimated Clawback liability for the years ended December 31, 2018, 2017 and 2016.

	Allowance for Loan Losses For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Ending balance as of December 31,	$38,015	$37,315	$35,647
Provision for loan losses (1)	5,642	6,768	3,330
Charge-offs	(4,757)	(7,127)	(4,405)
Recoveries	1,072	1,059	2,743
Ending balance as of December 31,	$39,972	$38,015	$37,315

	FDIC Loss Sharing Receivable For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Ending balance as of December 31,	$—	$—	$(2,083)
Increased estimated cash flows (2)	—	—	289
Other activity, net (a)	—	—	(255)
Cash payments to the FDIC	—	—	2,049
Ending balance as of December 31,	$—	$—	$—

(1) Provision for loan losses	$5,642	$6,768	$3,330
(2) Effect attributable to FDIC loss sharing agreements	—	—	(289)
Net amount reported as provision for loan losses	$5,642	$6,768	$3,041

(a)	Includes external costs, such as legal fees, real estate taxes and appraisal expenses, that qualified for reimbursement under the loss sharing agreements.

Credit Quality Indicators
The allowance for loan losses represents management's estimate of probable losses in Customers' loans receivable portfolio, excluding commercial mortgage warehouse loans carried under the fair value option. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
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
The following tables present the credit ratings of loans receivable as of December 31, 2018 and 2017.

	December 31, 2018
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
(amounts in thousands)
Pass/Satisfactory	$3,201,822	$1,306,466	$562,639	$1,054,493	$56,491	$—	$—	$—	$6,181,911
Special Mention	55,696	30,551	9,730	30,203	—	—	—	—	126,180
Substandard	27,779	36,783	5,108	40,410	—	—	—	—	110,080
Performing (1)	—	—	—	—	—	555,016	71,924	73,724	700,664
Non-performing (2)	—	—	—	—	—	11,545	7,807	311	19,663
Total	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498

	December 31, 2017
	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
(amounts in thousands)
Pass/Satisfactory	$3,438,554	$1,118,889	$471,826	$1,185,933	$85,393	$—	$—	$—	$6,300,595
Special Mention	53,873	7,652	5,987	31,767	—	—	—	—	99,279
Substandard	9,954	22,549	6,915	1,019	—	—	—	—	40,437
Performing (1)	—	—	—	—	—	221,042	81,497	3,400	305,939
Non-performing (2)	—	—	—	—	—	13,048	8,730	147	21,925
Total	$3,502,381	$1,149,090	$484,728	$1,218,719	$85,393	$234,090	$90,227	$3,547	$6,768,175

(1)	Includes residential real estate, manufactured housing, and other consumer loans not subject to risk ratings.

(2)	Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.

(3)	Excludes commercial mortgage warehouse loans carried under the fair value option.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Purchases (1)
Residential real estate	$368,402	$264,090	$—
Other consumer	30,066	—	—
Total	$398,468	$264,090	$—
Sales (2)
Multi-family	$(54,638)	$(226,831)	$—
Commercial and industrial (3)	(32,263)	(19,974)	(23,731)
Commercial real estate owner occupied (3)	(20,218)	(19,813)	(15,342)
Residential real estate	—	(191,574)	—
Other consumer	—	—	—
Total	$(107,119)	$(458,192)	$(39,073)

(1)	The purchase price was 99.9% and 99.4% of loans outstanding for the years ended December 31, 2018 and 2017, respectively. There were no loan purchases during the year ended December 31, 2016.

(2)	Loan sales resulted in a net gain of $3.3 million, $4.2 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Primarily sales of SBA loans.
None of the purchases and sales during the years ended December 31, 2018, 2017 and 2016 materially affected the credit profile of Customers’ related loan portfolio.
Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the FHLB and FRB in the amount of $5.4 billion and $5.5 billion at December 31, 2018 and 2017, respectively.

NOTE 8 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2018 and 2017, were as follows:

		December 31,
	Expected Useful Life	2018	2017
(amounts in thousands)
Leasehold improvements	3 to 25 years	$14,080	$14,028
Furniture, fixtures and equipment	5 to 10 years	7,110	6,447
IT equipment	3 to 5 years	8,645	8,002
Automobiles	3 to 5 years	455	506
		30,290	28,983
Accumulated depreciation and amortization		(19,227)	(17,028)
Total		$11,063	$11,955
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $2.7 million, $2.8 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum rental commitments pursuant to non-cancelable leases as of December 31, 2018, were as follows:

December 31, 2018
(amounts in thousands)
2019	$5,577
2020	5,135
2021	4,513
2022	3,885
2023	2,856
Thereafter	4,699
Total minimum payments	$26,665
Rent expense was approximately $5.8 million, $5.2 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may, in certain cases, contain renewal provisions and options to expand and contract space and terminate the leases at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.
NOTE 9 – DEPOSITS
The components of deposits at December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
(amounts in thousands)
Demand, non-interest bearing	$1,122,171	$1,052,115
Demand, interest bearing	803,948	523,848
Savings, including money market deposit accounts	3,481,936	3,318,486
Time, $100,000 and over	792,370	1,284,855
Time, other	941,811	620,838
Total deposits	$7,142,236	$6,800,142

The scheduled maturities for time deposits at December 31, 2018, were as follows:

December 31, 2018
(amounts in thousands)
2019	$1,459,919
2020	172,903
2021	81,148
2022	17,147
2023	3,064
Total time deposits	$1,734,181
Time deposits greater than $250,000 totaled $0.5 billion and $0.8 billion at December 31, 2018 and 2017, respectively.
Included in the savings and MMDA balances above were $556.5 million and $654.8 million of brokered money market deposits at December 31, 2018 and 2017, respectively. Also included in time, other balances above were $800.2 million and $504.3 million of brokered time deposits, respectively, at December 31, 2018 and 2017.
Demand deposit overdrafts reclassified as loans were $3.4 million and $2.0 million at December 31, 2018 and 2017, respectively.
NOTE 10 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2018 and 2017, was as follows:

	December 31,
	2018		2017
	Amount	Rate	Amount	Rate
(amounts in thousands)
FHLB advances	$1,248,070	2.62%	$1,611,860	1.47%
Federal funds purchased	187,000	2.60%	155,000	1.50%
Total short-term debt	$1,435,070		$1,766,860
The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
	2018	2017	2016
(amounts in thousands)
FHLB advances
Maximum outstanding at any month end	$2,622,165	$2,283,250	$1,697,800
Average balance during the year	1,526,180	1,415,755	965,293
Weighted-average interest rate during the year	2.05%	1.44%	0.95%
Federal funds purchased
Maximum outstanding at any month end	195,000	238,000	137,000
Average balance during the year	156,652	163,466	84,514
Weighted-average interest rate during the year	1.92%	1.19%	0.58%
At December 31, 2018 and 2017, Customers Bank had aggregate availability under federal funds lines totaling $522.0 million and $310.0 million, respectively.

Long-term debt
FHLB advances

Customers had a total maximum borrowing capacity with the FHLB of $4.1 billion and with the FRB of $102.5 million at December 31, 2018.  Customers had a total maximum borrowing capacity with the FHLB of $4.3 billion and with the FRB of $142.5 million at December 31, 2017. Amounts can be borrowed as short-term or long-term. As of December 31, 2018 and 2017, advances under these arrangements were secured by certain assets, which included qualifying loans of Customers Bank of $5.2 billion and $5.5 billion, respectively.
Senior notes
In July 2018, the 6.375% senior notes with an aggregate principal amount of $63.3 million issued by Customers Bancorp in July and August 2013 matured and were paid in full.
In June 2017, Customers Bancorp issued $100 million of senior notes at 99.775% of face value. The price to purchasers represents a yield-to-maturity of 4.0% on the fixed coupon rate of 3.95%. The senior notes mature in June 2022. The net proceeds to Customers Bancorp after deducting the underwriting discount and offering expenses were $98.6 million. The net proceeds were contributed to Customers Bank for purposes of its working capital needs and the funding of its organic growth.
On June 26, 2014, Customers Bancorp closed a private placement transaction in which it issued $25.0 million of 4.625% senior notes that will mature in June 2019. Interest is paid semi-annually in arrears in June and December.
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
NOTE 11 – SHAREHOLDERS’ EQUITY
Common Stock
During 2018 and 2017, Customers Bancorp did not issue any shares of its common stock pursuant to public offerings.
During 2016, Customers Bancorp issued shares of its common stock pursuant to the following public offerings:
On November 9, 2016, Customers Bancorp issued 2,415,000 shares of common stock at a price to the public of $25.00 per share as part of an underwritten public offering. Customers received proceeds of $58.3 million from the offering, after deducting offering costs.
On August 11, 2016, Customers Bancorp entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC. Customers Bancorp has authorized the sale, at its discretion, of shares of its common stock, in an aggregate offering amount up to $50 million under the Sales Agreement. Customers issued 219,386 shares in connection with this Sales Agreement during 2016 receiving proceeds of $5.5 million, net of offering costs.
The net proceeds from the common stock offerings was used for general corporate purposes, which included working capital and the funding of organic growth at Customers Bank.
In November 2013, Customers Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. In December 2018, Customers Bancorp announced that its Board of Directors amended the terms of the November 2013 stock repurchase plan to allow purchases to be made at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. The repurchase program may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. In December 2018, Customers Bancorp repurchased 719,200 shares of its common stock at a weighted average price of $18.04. There was no stock repurchased during 2017 or 2016.

At December 31, 2018, there were no warrants outstanding to purchase shares of Customers Bancorp’s common stock. At December 31, 2017, there were 35,187 warrants outstanding to purchase shares of Customers Bancorp’s common stock at a price of $21.38.
Preferred Stock
Customers Bancorp currently has four series of preferred stock outstanding. During 2018 and 2017, Customers Bancorp did not issue any preferred stock.
Preferred stock issued during 2016 included the following:
On September 16, 2016, Customers Bancorp issued 3,400,000 shares of Series F Preferred Stock par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series F Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.00% from the original issue date to, but excluding, December 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 4.762% per annum. Customers received proceeds of $82.2 million from the offering, after deducting offering costs.
On April 28, 2016, Customers Bancorp issued 2,300,000 shares of Series E Preferred Stock par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series E Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.45% from the original issue date to, but excluding, June 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.14% per annum. Customers received proceeds of $55.6 million from the offering, after deducting offering costs.
On January 29, 2016, Customers Bancorp issued 1,000,000 shares of Series D Preferred Stock par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series D Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.50% from the original issue date to, but excluding, March 15, 2021, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.09% per annum. Customers received proceeds of $24.1 million from the offering, after deducting offering costs.
Preferred stock issued during 2015 included the following:
On May 18, 2015, Customers Bancorp issued 2,300,000 shares of Series C Preferred Stock par value $1.00 per share, at a price of $25.00 per share in a public offering. Dividends on the Series C Preferred Stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 7.00% from the original issue date to, but excluding, June 15, 2020, and thereafter at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 5.30% per annum. Customers received proceeds of $55.6 million from the offering, after deducting offering costs.
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
The Series C, Series D, Series E and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series C, Series D, Series E and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2020, for the Series C Preferred Stock, March 15, 2021, for the Series D Preferred Stock, June 15, 2021, for the Series E Preferred Stock and December 15, 2021, for the Series F Preferred Stock and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series C, Series D, Series E and Series F Preferred Stock is subject to prior approval of the Federal Reserve Board. The Series C, Series D, Series E and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series C, Series D, Series E and Series F Preferred Stock do not have any voting rights.

Preferred stock dividends paid during 2018 included the following:
On December 17, 2018, Customers made the following dividend payments to preferred shareholders of record as of November 30, 2018:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.
On September 17, 2018, Customers made the following dividend payments to preferred shareholders of record as of August 31, 2018:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.
On June 15, 2018, Customers made the following dividend payments to preferred shareholders of record as of May 31, 2018:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.
On March 15, 2018, Customers made the following dividend payments to preferred shareholders of record as of February 28, 2018:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
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
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.
On September 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of August 31, 2017:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.
On June 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of May 31, 2017:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;

•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.375 per share.
On March 15, 2017, Customers made the following dividend payments to preferred shareholders of record as of February 28, 2017:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share;
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
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
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share; and
•    a cash dividend on its Series F Preferred Stock of $0.370833 per share.
On September 15, 2016, Customers made the following dividend payments to preferred shareholders of record as of August 31, 2016:
•    a cash dividend on its Series C Preferred Stock of $0.4375 per share;
•    a cash dividend on its Series D Preferred Stock of $0.40625 per share; and
•    a cash dividend on its Series E Preferred Stock of $0.403125 per share.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2018, 2017 and 2016, were $2.1 million, $1.9 million, and $1.6 million, respectively.
Supplemental Executive Retirement Plan
Customers entered into a SERP with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns.  The present value of the amount owed as of December 31, 2018 and 2017 was $4.3 million and $4.6 million, respectively, and was included in other liabilities.
NOTE 13 – SHARE-BASED COMPENSATION PLANS
Summary
During 2010, the shareholders of Customers Bancorp approved the 2010 Plan, and during 2012, the shareholders of Customers Bancorp approved the 2004 Plan. The purpose of these plans is to promote the success and enhance the value of Customers Bancorp by linking the personal interests of the members of the Board of Directors, team members, officers and executives of Customers to those of the shareholders of Customers and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Customers. The 2010 Plan and 2004 Plan are intended to provide flexibility to Customers in its ability to motivate, attract and retain the services of members of the Board of Directors, team members, officers and executives of Customers. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by Customers or continues to serve on the Board. With respect to certain stock options granted under the 2010 Plan, vested options shall be exercisable only when Customers' fully diluted tangible book value will have increased by 50% from the date of grant. Share-based awards generally provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than 10 years from the date of grant.
The 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. At December 31, 2018, the aggregate number of shares of common stock available for grant under these plans was 1,311,743 shares.
On January 1, 2011, Customers initiated a BRRP. This is a restricted stock unit plan. Team members eligible to participate in the BRRP include the CEO and other senior management and highly compensated team members as determined by the Compensation Committee at its sole discretion. Under the BRRP, a participant may elect to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of common stock having a value equal to the portion of the bonus deferred by a participant are allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock is also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date.
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP does not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2018, non-vested restricted stock units outstanding under this plan totaled 254,976.
Share-based-compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based- compensation expense for 2018, 2017 and 2016, was $8.6 million, $6.1 million and $6.2 million, respectively. At December 31, 2018, there was $20.4 million of unrecognized compensation cost related to all non-vested share-based- compensation awards. This cost is expected to be recognized through December 2023.
In 2014, the shareholders of Customers Bancorp approved the 2014 ESPP. The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of the Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deduction. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2018, 2017 and 2016 was $141 thousand, $132 thousand, and $103 thousand, respectively.

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
During 2018, options to purchase an aggregate of 10,000 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted was equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options issued are subject to a three-year waterfall vesting and expire after ten years.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the periods presented.

	2018	2017	2016
Weighted-average risk-free interest rate	2.87%	2.35%	1.84%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	25.47%	25.05%	23.39%
Weighted-average expected life (in years)	7.00	7.00	7.00
Weighted-average fair value of each option granted	$10.05	$8.68	$7.61
The following table summarizes stock option activity for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(dollars in thousands, except weighted-average exercise price)
Outstanding, December 31, 2017	2,718,694	$21.52
Granted	10,000	29.48
Exercised	(197,918)	14.06		$3,123
Forfeited	(10,250)	21.96
Outstanding, December 31, 2018	2,520,526	$22.13	6.40	$2,311
Exercisable at December 31, 2018	849,303	$16.29	3.68	$2,276
Cash received from the exercise of the stock options during the year ended December 31, 2018 was $2.8 million. The tax benefit realized for the tax deductions from option exercises totaled $0.7 million in 2018.
A summary of the status of Customers' non-vested options at December 31, 2018, and changes during the year ended December 31, 2018, is as follows:

	Options	Weighted- Average exercise price
Non-vested at December 31, 2017	2,621,731	$21.85
Granted	10,000	29.48
Vested	(950,258)	16.22
Forfeited	(10,250)	21.96
Non-vested at December 31, 2018	1,671,223	25.10
Restricted Stock Units
The fair value of restricted stock units granted under the 2004 Plan is generally determined based on the closing market price of Customers' common stock on the date of grant. The fair value of restricted stock units granted under the BRRP is measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
Beginning in 2018, the Compensation Committee recommended and the Board of Directors approved a new compensation plan which incorporates performance metrics into the restricted stock awards for certain of Customers' key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The remaining

60% will vest upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average NPAs to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
There were 433,614 restricted stock units granted during the year ended December 31, 2018. Of the aggregate restricted stock units granted, 17,373 were granted under the BRRP and are subject to five-year cliff vesting. The remaining 416,241 units were granted under the 2004 Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 31,257 of those units also subject to the performance metrics described above.
The table below presents the status of the restricted stock units at December 31, 2018, and changes during the year ended December 31, 2018:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2017	590,036	$24.74
Granted	433,614	23.63
Vested	(97,414)	25.66
Forfeited	(41,577)	27.05
Outstanding and unvested at December 31, 2018	884,659	23.99
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2018, Customers issued 37,377 shares of common stock with a fair value of $1.0 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 14 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Current	$10,056	$29,924	$48,472
Deferred	9,303	15,118	(2,579)
Income tax expense	$19,359	$45,042	$45,893
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2018, and at 35% at December 31, 2017 and 2016, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2018		2017		2016
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
(amounts in thousands)
Federal income tax at statutory rate	$19,121	21.00%	$43,357	35.00%	$43,608	35.00%
State income tax, net of federal benefit	4,067	4.47	3,835	3.10	4,548	3.65
Tax-exempt interest, net of disallowance	(360)	(0.40)	(381)	(0.31)	(237)	(0.19)
Bank-owned life insurance	(1,547)	(1.70)	(2,675)	(2.16)	(1,716)	(1.38)
Equity-based compensation	(547)	(0.60)	(10,741)	(8.67)	(3,659)	(2.94)
Non-deductible executive compensation	230	0.25	654	0.53	—	—
Unrecorded basis difference in foreign subsidiaries	343	0.38	4,527	3.65	2,830	2.27
Enactment of federal tax reform	(21)	(0.02)	5,505	4.44	—	—
Other	(1,927)	(2.12)	961	0.78	519	0.42
Effective income tax rate	$19,359	21.26%	$45,042	36.36%	$45,893	36.83%

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
At December 31, 2018 and 2017, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.
Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2018 and 2017.
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act, was signed into law. The Tax Act includes many provisions that affected Customers' income tax expenses, including reducing its corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, Customers was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which Customers expected them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $5.5 million during fourth quarter 2017.
Also on December 22, 2017, the SEC released SAB 118 to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the Tax Act’s enactment date to complete the necessary accounting.
Customers recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared or analyzed as follows: (i) the deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Tax Act which allowed for full expensing of qualified property purchased and placed in service after September 27, 2017; (ii) the deferred tax asset for temporary differences associated with accrued compensation was awaiting final determinations of amounts that were paid and deducted on the 2017 income tax returns and (iii) the deferred tax liability for temporary differences associated with equity investments in partnerships were awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine the 2017 tax impact from these investments.
In a fourth area, Customers made no adjustments to deferred tax assets representing future deductions for accrued compensation that were subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain team members to $1 million. There was uncertainty in applying the newly enacted rules to existing contracts, and Customers was seeking further clarifications before completing its analysis.
Customers completed the calculations for the provisional items with the completion of the 2017 tax returns and completed the analysis of the Section 162(m) rules after further guidance was issued. The impact of the completed calculations to the re-measurement of the deferred taxes resulted in an immaterial change and the analysis of the 162(m) rules resulted in no adjustment.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2018 and 2017:

	December 31,
	2018	2017
(amounts in thousands)
Deferred tax assets
Allowance for loan losses	$10,449	$9,738
Net unrealized losses on securities	7,639	512
OREO write-downs	91	748
Non-accrual interest	539	515
Net operating losses	1,212	1,199
Deferred compensation	1,129	1,181
Equity-based compensation	4,049	2,748
Cash flow hedge	324	84
Incentive compensation	1,056	634
Net deferred loan fees	671	47
Other	3,028	2,215
Total deferred tax assets	30,187	19,621
Deferred tax liabilities
Fair value adjustments on acquisitions	(569)	(618)
Bank premises and equipment	(884)	(986)
Lease adjustments	(17,786)	(4,899)
Other	(746)	(980)
Total deferred tax liabilities	(19,985)	(7,483)
Net deferred tax asset	$10,202	$12,138
Customers had approximately $5.2 million of federal and state net operating loss carryovers subject to the annual limitation under Internal Revenue code Section 382 at December 31, 2018, that begin to expire in 2027. Customers also has state net operating loss carryovers for some states that begin to expire in 2037.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2015.
NOTE 15 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties).  The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Balance as of December 31,	$—	$238	$220
Additions	27	99	1,160
Repayments	(22)	(337)	(1,142)
Balance as of December 31,	$5	$—	$238
As of December 31, 2018 and 2017, Customers Bank had an outstanding commitment to a related party to provide a letter of credit in the amount of $0.5 million. As of December 31, 2017, Customers Bank had an outstanding commitment to one of its related parties to provide short-term commercial real estate financing, subject to certain terms and conditions, not to exceed $8.0 million.
Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the fiscal year ended December 31, 2018.  None of these transactions involved amounts in excess of 5% of Customers' gross revenues during 2018, nor was Customers indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of Customers' total assets at December 31, 2018. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
At December 31, 2018 and 2017, Customers had approximately $15.3 million and $10.6 million, respectively, in deposits from related parties, including directors and certain executive officers.
NOTE 16 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Since they involve credit risk similar to extending a loan, commitments to extend credit are subject to the Bank’s credit policy and other underwriting standards.
As of December 31, 2018 and 2017, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
	2018	2017
(amounts in thousands)
Commitments to fund loans	$345,608	$333,874
Unfunded commitments to fund mortgage warehouse loans	1,537,900	1,567,139
Unfunded commitments under lines of credit and credit cards	867,131	485,345
Letters of credit	55,659	39,890
Other unused commitments	4,822	6,679
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
Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The current amount of the liabilities as of December 31, 2018 and 2017 for guarantees under standby letters of credit issued was not material.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2018 and 2017, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
December 31, 2017
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$689,494	8.805%	$352,368	4.500%	N/A	N/A	$450,248	5.750%
Customers Bank	$1,023,564	13.081%	$352,122	4.500%	$508,621	6.500%	$449,934	5.750%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$906,963	11.583%	$469,824	6.000%	N/A	N/A	$567,704	7.250%
Customers Bank	$1,023,564	13.081%	$469,496	6.000%	$625,994	8.000%	$567,307	7.250%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,601	13.047%	$626,432	8.000%	N/A	N/A	$724,313	9.250%
Customers Bank	$1,170,666	14.961%	$625,994	8.000%	$782,493	10.000%	$723,806	9.250%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$906,963	8.937%	$405,949	4.000%	N/A	N/A	$405,949	4.000%
Customers Bank	$1,023,564	10.092%	$405,701	4.000%	$507,126	5.000%	$405,701	4.000%
The Basel III risk-based capital rules adopted effective January 1, 2015, require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio" or certain elective distributions would be limited. The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is being phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.

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
NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2018 and 2017:
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
Loans receivable - Commercial mortgage warehouse loans (fair value option):
The fair value of commercial mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not expected to be recognized since at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of 23 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. The Bank generally uses commitments on hand from third-party investors to estimate an exit price and adjusts for the probability of the commitment being exercised based on the Bank's internal experience (i.e., pull-through rate). These assets and liabilities are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Derivative assets and liabilities are presented in "Other assets" and "Accrued interest payable and other liabilities" on the consolidated balance sheet.
The following information should not be interpreted as an estimate of Customers' fair value in its entirety because fair value calculations are only provided for a limited portion of Customers' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between Customers' disclosures and those of other companies may not be meaningful.
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

The estimated fair values of Customers’ financial instruments at December 31, 2018 and 2017 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2018
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets
Cash and cash equivalents	$62,135	$62,135	$62,135	$—	$—
Debt securities, available for sale	663,294	663,294	—	663,294	—
Equity securities	1,718	1,718	1,718	—	—
Loans held for sale	1,507	1,507	—	1,507	—
Total loans receivable, net of allowance for loan losses	8,503,522	8,481,128	—	1,405,420	7,075,708
FHLB, Federal Reserve Bank and other restricted stock	89,685	89,685	—	89,685	—
Derivatives	14,693	14,693	—	14,624	69
Liabilities
Deposits	$7,142,236	$7,136,009	$5,408,055	$1,727,954	$—
Federal funds purchased	187,000	187,000	187,000	—	—
FHLB advances	1,248,070	1,248,046	998,070	249,976	—
Other borrowings	123,871	121,718	—	121,718	—
Subordinated debt	108,977	110,550	—	110,550	—
Derivatives	16,286	16,286	—	16,286	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2017
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets
Cash and cash equivalents	$146,323	$146,323	$146,323	$—	$—
Investment securities, available for sale	471,371	471,371	3,352	468,019	—
Loans held for sale	146,077	146,251	—	1,886	144,365
Total loans receivable, net of allowance for loan losses	8,523,651	8,470,171	—	1,793,408	6,676,763
FHLB, Federal Reserve Bank, and other restricted stock	105,918	105,918	—	105,918	—
Derivatives	9,752	9,752	—	9,692	60
Liabilities
Deposits	$6,800,142	$6,796,095	$4,894,449	$1,901,646	$—
Federal funds purchased	155,000	155,000	155,000	—	—
FHLB advances	1,611,860	1,611,603	881,860	729,743	—
Other borrowings	186,497	193,557	65,072	128,485	—
Subordinated debt	108,880	115,775	—	115,775	—
Derivatives	10,074	10,074	—	10,074	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017, were as follows:

	December 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis
Assets
Available-for-sale securities
Agency-guaranteed residential mortgage-backed securities	$—	$305,374	$—	$305,374
Corporate notes	—	357,920	—	357,920
Equity securities	1,718	—	—	1,718
Derivatives	—	14,624	69	14,693
Loans held for sale – fair value option	—	1,507	—	1,507
Loans receivable, mortgage warehouse – fair value option	—	1,405,420	—	1,405,420
Total assets - recurring fair value measurements	$1,718	$2,084,845	$69	$2,086,632
Liabilities
Derivatives	$—	$16,286	$—	$16,286
Measured at Fair Value on a Nonrecurring Basis
Assets
Impaired loans, net of specific reserves of $845	$—	$—	$10,876	$10,876
Other real estate owned	—	—	621	621
Total assets - nonrecurring fair value measurements	$—	$—	$11,497	$11,497

	December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$183,458	$—	$183,458
Agency-guaranteed commercial mortgage-backed securities	—	238,472	—	238,472
Corporate notes	—	46,089	—	46,089
Equity securities	3,352	—	—	3,352
Derivatives	—	9,692	60	9,752
Loans held for sale – fair value option	—	1,886	—	1,886
Loans receivable, mortgage warehouse – fair value option	—	1,793,408	—	1,793,408
Total assets - recurring fair value measurements	$3,352	$2,273,005	$60	$2,276,417
Liabilities
Derivatives	$—	$10,074	$—	$10,074
Measured at Fair Value on a Nonrecurring Basis
Assets
Impaired loans, net of specific reserves of $1,451	$—	$—	$13,902	$13,902
Other real estate owned	—	—	1,449	1,449
Total assets - nonrecurring fair value measurements	$—	$—	$15,351	$15,351

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, are summarized as follows in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 19 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	For the Years Ended December 31,
	2018	2017
	Residential Mortgage Loan Commitments
(amounts in thousands)
Balance at December 31,	$60	$45
Issuances	407	360
Settlements	(398)	(345)
Balance at December 31,	$69	$60
There were no transfers between levels during the years ended December 31, 2018 and 2017.
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2018 and 2017 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans - real estate	$10,260	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans - Commercial & Industrial	616	Business asset valuation(3)	Business asset valuation adjustments (4)	8% - 50% (26%)
Other real estate owned	621	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Residential mortgage loan commitments	69	Adjusted market bid	Pull-through rate	90% - 90% (90%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans	$13,902	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Other real estate owned	1,449	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Residential mortgage loan commitments	60	Adjusted market bid	Pull-through rate	90% - 90% (90%)

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. The Bank does not generally discount appraisals.

(2)	Appraisals are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percentage of the appraisal.

(3)	Business asset valuation obtained from independent party.

(4)
Business asset valuations may be adjusted by management for qualitative factors including economic conditions and the condition of the business assets. The range and weighted average of the business asset adjustments are presented as a percent of the business asset valuation.

NOTE 19 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the year ended December 31, 2018, Customers recognized gains of $4.8 million in other non-interest income on discontinued cash flow hedge accounting for and subsequent termination of three interest rate swaps with notional amounts totaling $500 million.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Customers’ variable-rate debt. Customers expects to reclassify $0.2 million from AOCI as a reduction to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 30 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At December 31, 2018, Customers had six outstanding interest rate derivatives with notional amounts totaling $750.0 million that were designated as cash flow hedges of interest-rate risk. At December 31, 2017, Customers had nine outstanding interest rate derivatives with notional amounts totaling $550.0 million that were designated as cash flow hedges of interest-rate risk. The hedges expire between January 2019 and July 2021.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At December 31, 2018, Customers had 98 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program. At December 31, 2017, Customers had 76 interest rate swaps with an aggregate notional amount of $800.5 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2018 and 2017, Customers had an outstanding notional balance of residential mortgage loan commitments of $3.6 million and $2.7 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2018 and 2017, Customers had outstanding notional balances of credit derivatives of $94.9 million and $80.5 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2018 and 2017.

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	Other assets	$256	Other liabilities	$1,502
Total		$256		$1,502
Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$14,300	Other liabilities	$14,730
Credit contracts	Other assets	68	Other liabilities	54
Residential mortgage loan commitments	Other assets	69	Other liabilities	—
Total		$14,437		$14,784

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(amounts in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	Other assets	$816	Other liabilities	$1,140
Total		$816		$1,140
Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$8,776	Other liabilities	$8,897
Credit contracts	Other assets	100	Other liabilities	37
Residential mortgage loan commitments	Other assets	60	Other liabilities	—
Total		$8,936		$8,934
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31, 2018
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps (1)	Other non-interest income	$3,409
Credit contracts	Other non-interest income	127
Residential mortgage loan commitments	Mortgage banking income	9
Total		$3,545

(1)	Includes income recognized from the termination of interest rate swaps.

	For the Year Ended December 31, 2017
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Other non-interest income	$604
Credit contracts	Other non-interest income	171
Residential mortgage loan commitments	Mortgage banking income	15
Total		$790

	For the Year Ended December 31, 2016
	Income Statement Location	Amount of Income Recognized in Earnings
(amounts in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Other non-interest income	$2,955
Credit contracts	Other non-interest income	163
Residential mortgage loan commitments	Mortgage banking income	—
Total		$3,118

	For the Year Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,477	Interest expense	$95
		Other non-interest income (2)	2,822
			$2,917

(1)
Amounts presented are net of taxes. See Note 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges.

(2)	Includes income recognized from the termination of interest rate swaps.

For the Year Ended December 31, 2017
		Location of Gain	Amount of Gain (Loss)
	Amount of Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (1)	OCI into Income	Income
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$406	Interest expense	$(2,634)

(1)
Amounts presented are net of taxes. See Note 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges.

For the Year Ended December 31, 2016
		Location of Gain	Amount of Gain (Loss)
	Amount of Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivatives (1)	OCI into Income	Income
(amounts in thousands)
Derivative in cash flow hedging relationship:
Interest rate swaps	$(629)	Interest expense	$(1,946)

(1)
Amounts presented are net of taxes. See Note 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges.

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2018, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $2.6 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at December 31, 2018, had posted $0.7 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$7,529	$—	$7,529	$—	$1,860	$5,669

	Offsetting of Financial Assets and Derivative Assets at
	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,930	$—	$5,930	$—	$5,070	$860

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$9,077	$—	$9,077	$—	$702	$8,375

	Offsetting of Financial Liabilities and Derivative Liabilities at
	December 31, 2017
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
(amounts in thousands)
Description
Interest rate swap derivatives with institutional counterparties	$5,058	$—	$5,058	$—	$4,872	$186

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016.
Balance Sheets

	December 31,
	2018	2017
(amounts in thousands)
Assets
Cash in subsidiary bank	$16,684	$67,231
Investments in and receivables due from subsidiaries	1,061,389	1,039,883
Other assets	3,417	3,160
Total assets	$1,081,490	$1,110,274
Liabilities and Shareholders' equity
Borrowings	$123,871	$186,497
Other liabilities	803	2,813
Total liabilities	124,674	189,310
Shareholders' equity	956,816	920,964
Total Liabilities and Shareholders' Equity	$1,081,490	$1,110,274
Income and Comprehensive Income Statements

	For the Years Ended December 31,
	2018	2017	2016
(amounts in thousands)
Operating income:
Other, including dividends from Bank	$45,422	$38,200	$25,400
Total operating income	45,422	38,200	25,400
Operating expense:
Interest	8,178	7,984	5,854
Other	1,722	1,742	4,570
Total operating expense	9,900	9,726	10,424
Income before taxes and undistributed income of subsidiaries	35,522	28,474	14,976
Income tax benefit	2,335	3,620	3,961
Income before undistributed income of subsidiaries	37,857	32,094	18,937
Equity in undistributed income of subsidiaries	33,838	46,743	59,765
Net income	71,695	78,837	78,702
Preferred stock dividends	14,459	14,459	9,515
Net income available to common shareholders	57,236	64,378	69,187
Comprehensive income	$50,730	$83,370	$81,794

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$71,695	$78,837	$78,702
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(33,838)	(46,743)	(59,765)
Loss on sale of available for sale investment securities	—	—	1
(Increase) decrease in other assets	(256)	7,624	(7,721)
(Decrease) increase in other liabilities	(251)	(1,322)	54
Net Cash Provided By Operating Activities	37,350	38,396	11,271
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	—	—	4
Payments for investments in and advances to subsidiaries	(29)	(98,725)	(230,872)
Net Cash Used in Investing Activities	(29)	(98,725)	(230,868)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,585	2,716	70,985
Proceeds from issuance of preferred stock	—	—	161,902
(Repayment of) proceeds from issuance of long-term debt	(63,250)	98,564	—
Exercise and redemption of warrants	112	1,059	1,532
Purchase of common stock - repurchase program	(12,976)	—	—
Payments of employee taxes withheld from share-based awards	(880)	(14,761)	(5,897)
Preferred stock dividends paid	(14,459)	(14,459)	(9,051)
Net Cash (Used in) Provided by Financing Activities	(87,868)	73,119	219,471
Net (Decrease) Increase in Cash and Cash Equivalents	(50,547)	12,790	(126)
Cash and Cash Equivalents - Beginning	67,231	54,441	54,567
Cash and Cash Equivalents - Ending	$16,684	$67,231	$54,441
NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2018 and 2017.

	2018
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$103,303	$110,045	$107,639	$96,964
Interest expense	41,779	46,044	40,317	31,933
Net interest income	61,524	64,001	67,322	65,031
Provision for loan losses	1,385	2,924	(784)	2,117
Non-interest income (1)	19,877	2,084	16,127	20,910
Non-interest expenses	57,045	57,104	53,750	52,280
Income before income taxes	22,971	6,057	30,483	31,544
Provision for income taxes	5,109	28	6,820	7,402
Net income	17,862	6,029	23,663	24,142
Preferred stock dividends	3,615	3,615	3,615	3,615
Net income available to common shareholders	$14,247	$2,414	$20,048	$20,527
Earnings per common share:
Basic earnings per common share	$0.45	$0.08	$0.64	$0.65
Diluted earnings per common share	$0.44	$0.07	$0.62	$0.64

(1)	The quarter ended September 30, 2018 included an $18.7 million loss on sale of investment securities.

	2017
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$97,619	$98,285	$93,852	$83,094
Interest expense	29,319	30,266	25,246	20,676
Net interest income	68,300	68,019	68,606	62,418
Provision for loan losses	831	2,352	535	3,050
Non-interest income	19,740	18,026	18,391	22,754
Non-interest expenses	54,788	61,040	50,413	49,366
Income before income taxes	32,421	22,653	36,049	32,756
Provision for income taxes	10,806	14,899	12,327	7,009
Net income	21,615	7,754	23,722	25,747
Preferred stock dividends	3,615	3,615	3,615	3,615
Net income available to common shareholders	$18,000	$4,139	$20,107	$22,132
Earnings per common share:
Basic earnings per common share	$0.58	$0.13	$0.66	$0.73
Diluted earnings per common share	$0.55	$0.13	$0.62	$0.67
NOTE 22 – BUSINESS SEGMENTS
Customers' segment financial reporting reflects the manner in which its chief operating decision makers allocate resources and assess performance. Management has determined that Customers' operations consist of two reportable segments - Customers Bank Business Banking and BankMobile. Each segment generates revenues, manages risk and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing and analysis of these segments vary considerably.
The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington D.C., and Illinois through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, commercial mortgage companies and equipment finance. Revenues are generated primarily through net interest income (the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and BOLI.
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. BankMobile is a full-service banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition and costs associated with the development of white label products for its partners.

The following tables present the operating results for Customers' reportable business segments for the years ended December 31, 2018, 2017 and 2016. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 24.56%, 37.67% and 38.00% for the years ended December 31, 2018, 2017 and 2016, respectively.

	For the Year Ended December 31, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$400,948	$17,003	$417,951
Interest expense	159,674	400	160,074
Net interest income	241,274	16,603	257,877
Provision for loan losses	2,928	2,714	5,642
Non-interest income	17,499	41,499	58,998
Non-interest expense	146,946	73,233	220,179
Income (loss) before income taxes	108,899	(17,845)	91,054
Income tax expense (benefit)	23,742	(4,383)	19,359
Net income (loss)	85,157	(13,462)	71,695
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$70,698	$(13,462)	$57,236

Goodwill and other intangibles	$3,629	$12,870	$16,499
Total assets	$9,688,146	$145,279	$9,833,425
Total deposits	$6,766,378	$375,858	$7,142,236
Total non-deposit liabilities	$1,719,225	$15,148	$1,734,373

	For the Year Ended December 31, 2017
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$359,931	$12,919	$372,850
Interest expense	105,438	69	105,507
Net interest income	254,493	12,850	267,343
Provision for loan losses	5,638	1,130	6,768
Non-interest income	24,788	54,122	78,910
Non-interest expense	128,604	87,002	215,606
Income (loss) before income taxes	145,039	(21,160)	123,879
Income tax expense (benefit)	53,013	(7,971)	45,042
Net income (loss)	92,026	(13,189)	78,837
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$77,567	$(13,189)	$64,378

Goodwill and other intangibles	$3,630	$12,665	$16,295
Total assets	$9,769,996	$69,559	$9,839,555
Total deposits	$6,400,310	$399,832	$6,800,142
Total non-deposit liabilities	$2,106,919	$11,530	$2,118,449

(1)
Amounts reported include funds transfer pricing of $15.7 million and $12.9 million, respectively, for the years ended December 31, 2018 and 2017, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the net use of low/no-cost deposits.

	For the Year Ended December 31, 2016
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$315,643	$6,896	$322,539
Interest expense	73,004	38	73,042
Net interest income	242,639	6,858	249,497
Provision for loan losses	2,246	795	3,041
Non-interest income	23,165	33,205	56,370
Non-interest expense	130,394	47,837	178,231
Income (loss) before income taxes	133,164	(8,569)	124,595
Income tax expense (benefit)	49,149	(3,256)	45,893
Net income (loss)	84,015	(5,313)	78,702
Preferred stock dividends	9,515	—	9,515
Net income (loss) available to common shareholders	$74,500	$(5,313)	$69,187

Goodwill and other intangibles	$3,639	$13,982	$17,621
Total assets	$9,303,465	$79,271	$9,382,736
Total deposits	$6,846,980	$456,795	$7,303,775
Total non-deposit liabilities	$1,195,087	$28,002	$1,223,089

(1)
Amounts reported include funds transfer pricing of $6.9 million for the year ended December 31, 2016, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the net use of low/no-cost deposits.

NOTE 23 - NON-INTEREST REVENUES
As provided in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, Customers' adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, did not have a significant impact to Customers' consolidated financial statements and, as such, a cumulative effect adjustment to beginning retained earnings was not necessary. Customers determined that its debit and prepaid card interchange income, previously reported on a gross basis for periods prior to adoption, will need to be presented on a net basis under ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under ASC 605. Debit and prepaid card interchange expense for the years ended December 31, 2018, 2017, and 2016 amounted to $5.5 million, $5.9 million, and $1.3 million, respectively.
In addition, as part of the enhanced disclosure requirements under the new guidance, Customers is presenting disaggregated revenue by business segment, nature of the revenue stream, and the pattern or timing of revenue recognition. The accounting treatment for interest-related revenues is covered under ASC 310 and is out of the scope of ASC 606.

The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$794	$29,901	$30,695
Deposit fees	1,277	6,547	7,824
University fees - card and disbursement fees	—	1,039	1,039
Total revenue recognized at point in time	2,071	37,487	39,558
Revenue recognized over time:
University fees - subscription revenue	—	3,681	3,681
Total revenue recognized over time	—	3,681	3,681

Total revenue from contracts with customers	$2,071	$41,168	$43,239

	For the Year Ended December 31, 2017
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$782	$40,727	$41,509
Deposit fees	1,190	8,849	10,039
University fees - card and disbursement fees	—	1,141	1,141
Total revenue recognized at point in time	1,972	50,717	52,689
Revenue recognized over time:
University fees - subscription revenue	—	3,272	3,272
Total revenue recognized over time	—	3,272	3,272
Total revenue from contracts with customers	$1,972	$53,989	$55,961

	For the Year Ended December 31, 2016
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$620	$24,061	$24,681
Deposit fees	1,140	6,927	8,067
University fees - card and disbursement fees	—	581	581
Total revenue recognized at point in time	1,760	31,569	33,329
Revenue recognized over time:
University fees - subscription revenue	—	1,567	1,567
Total revenue recognized over time	—	1,567	1,567
Total revenue from contracts with customers	$1,760	$33,136	$34,896
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
The revenues recognized at a point in time primarily consist of contracts with no specified terms, but which may be terminated at any time by the customer without penalty. Due to the transactional nature and indefinite term of these agreements, there were no related contract balances that were recorded for these revenue streams on Customers' consolidated balance sheets as of December 31, 2018 and 2017.
University fees
University fees represent revenues from higher education institutions and are generated from fees charged for the services provided. For higher education institution clients, Customers, through BankMobile, facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, higher education institution clients are charged an annual subscription fee and/or per-transaction fee (e.g., new card, card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed. BankMobile also enters into long-term (generally three or five-year initial term) contracts with higher education institutions to provide these refund management disbursement services. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. The deferred revenues are earned over the service period on a straight-line basis. As of December 31, 2018 and 2017, Customers recorded deferred revenue of $2.2 million and $2.0 million, respectively, related to these university subscription contracts. At December 31, 2018 and 2017, Customers had accounts receivable of $1.4 million and $1.1 million, respectively, related to the university fee arrangements.
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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2018. Based upon that evaluation, Customers Bancorp's management concluded that its disclosure controls and procedures are effective as of December 31, 2018.
Management's Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp's Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp's management concluded that its internal control over financial reporting was effective as of December 31, 2018.
Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data,” and is incorporated by reference herein. Customers Bancorp's independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of internal control over financial reporting as of December 31, 2018. BDO USA, LLP’s attestation report, which appears in Part II, Item 8, "Financial Statements and Supplementary Data," is incorporated by reference herein.
(b) Changes in Internal Control Over Financial Reporting. As previously disclosed in Item 9A of Customers Bancorp's amended Annual Report on Form 10-K/A for the year ended December 31, 2017, management identified a material weakness in internal control over financial reporting during third quarter 2018 solely relating to the classification and reporting of its commercial mortgage warehouse lending transactions on its consolidated balance sheets and statements of cash flows and concluded that its internal control over financial reporting was not effective as of December 31, 2017. Customers Bancorp made a similar conclusion with respect to its internal control over financial reporting as of March 31, 2018, June 30, 2018, and September 30, 2018, as disclosed in Item 4 of its amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2018 and June 30, 2018 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, respectively.
During fourth quarter 2018, Customers Bancorp conducted a comprehensive analysis of the classifications of cash flows within its consolidated statements of cash flows and established new accounting policies and disclosure control procedures for the classification and reporting of its commercial mortgage warehouse lending transactions on the consolidated balance sheets and statements of cash flows. After completing its testing of the design and operating effectiveness of these new accounting policies and disclosure control procedures, Customers Bancorp's management concluded that it had remediated the previously identified material weakness in internal control over financial reporting as of December 31, 2018. There were no other changes in Customers Bancorp's internal control over financial reporting during fourth quarter 2018 that have materially affected or are reasonably likely to materially affect Customers Bancorp's internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

2.1
Purchase and Assumption Agreement, dated as of July 9, 2010, by and among Customers Bank, the FDIC as Receiver of USA Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.2
Purchase and Assumption Agreement, dated as of September 17, 2010, by and among Customers Bank, the FDIC as Receiver of ISN Bank, and the FDIC acting in its corporate capacity, incorporated by reference to Exhibit 2.4 to the Customers Bancorp Form S-1/A filed with the SEC on January 13, 2011

2.3
Asset Purchase Agreement dated as of December 15, 2015 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

2.4
Purchase and Assumption Agreement dated as of March 7, 2017 among Flagship Community Bank, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on March 8, 2017

2.5
Amended and Restated Purchase and Assumption Agreement and Plan of Merger dated as of November 17, 2017 among Flagship Community Bank, BankMobile Technologies, Inc, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on November 20, 2017

2.6
Letter Agreement, dated as of August 7, 2018, by and between Flagship Bank, BankMobile Technologies, Inc., Customers Bank, and Customers Bancorp, Inc., incorporated by reference to Exhibit 3.8 to Customers Bancorp Inc.'s Form 10-Q filed with the SEC on August 9, 2018

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

10.18
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.19+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.20+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.21+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.22*	Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of February 24, 2017.

10.23*	First Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 30, 2017.

10.24*	Second Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of October 24, 2017.

10.25*	Third Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 21, 2017.

10.26*	Fourth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 1, 2018

10.27*	Fifth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of August 16, 2018.

10.28*	Sixth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018.

10.29*	Seventh Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018.

Exhibit No.	Description
10.30*	Eighth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 9, 2018.

10.31*	Ninth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018.

10.32*	Tenth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 27, 2018.

10.33+
Separation of Employment dated as of December 7, 2018 by and between Customers Bancorp, Inc. and Robert Wahlman, incorporated by reference to Exhibit 10.1 to the Customers Bancorp, Inc. Form 8-K filed with the SEC on December 11, 2018

10.34+	Change of Control Agreement, dated as of August 14, 2017 by and between Customers Bancorp, Inc. and Carla A. Leibold

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of BDO USA, LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) Balance Sheets as of December 31, 2018 and 2017, (b) Statements of Income for the years ended December 31, 2018, 2017 and 2016, (c) Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (d) Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (e) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (f) Notes to Financial Statements for the years ended December 31, 2018, 2017 and 2016.

+	Management Contract or compensatory plan or arrangement

*	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

March 1, 2019	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

March 1, 2019	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 1, 2019
Jay S. Sidhu

/s/ Carla A. Leibold	Executive Vice President - Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2019
Carla A. Leibold

/s/ Jeffrey C. Skumin	Senior Vice President - Chief Accounting Officer and Controller (principal accounting officer)	March 1, 2019
Jeffrey C. Skumin

/s/ Andrea R. Allon	Director	March 1, 2019
Andrea R. Allon

/s/ Rick B. Burkey	Director	March 1, 2019
Rick B. Burkey

/s/ Bhanu Choudhrie	Director	March 1, 2019
Bhanu Choudhrie

/s/ Daniel K. Rothermel	Director	March 1, 2019
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	March 1, 2019
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	March 1, 2019
Steven J. Zuckerman