Form 10-K/A
period 2018-12-31
Customers Bancorp, Inc.
filed 2019-04-24
CIK 1488813

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

EXPLANATORY NOTE

This Amendment No. 1 to Customers Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K/A") is being filed to amend Customers Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, which was initially filed with the Securities and Exchange Commission ("SEC") on March 1, 2019 ("Original 2018 Form 10-K"). The purpose of this 2018 Form 10-K/A is to refile Exhibits 10.22 through 10.32, inclusive, which were filed with the Original 2018 Form 10-K, to transition to the recently adopted changes to the requirements set forth in Item 601(b) of Regulation S-K permitting registrants to omit confidential information from material contracts filed pursuant to Item 601(b)(10) of Regulation S-K without the need to submit a confidential treatment request to the SEC. The confidential information omitted from Exhibits 10.22 through 10.32 (i) is not material and (ii) would be competitively harmful if publicly disclosed. Certain  changes have been made to the exhibits to conform to the new requirements.  In addition, certain changes have been made to the Exhibit Index included in Part IV, Item 15 "Exhibits and Financial Statement Schedules" to remove the reference stating "Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the SEC" and replace that reference with "Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed."

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by Customers Bancorp, Inc.'s principal executive officer and principal financial officer are filed herewith as exhibits to this 2018 Form 10-K/A pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. These certifications are attached to this 2018 Form 10-K/A as Exhibits 31.1 and 31.2. Because no financial statements have been included in this 2018 Form 10-K/A and this 2018 Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this 2018 Form 10-K/A.

This 2018 Form 10-K/A is an exhibit-only filing. Except as expressly noted herein, this 2018 Form 10-K/A does not modify or update in any way the financial statements or disclosures made, or any exhibits included or incorporated by reference, in the Original 2018 Form 10-K and does not reflect events occurring after the filing of the Original 2018 Form 10-K. This 2018 Form 10-K/A should be read in conjunction with the Original 2018 Form 10-K and our other filings with the SEC.

i

INDEX

		PAGE

PART IV
Item 15.	Exhibits and Financial Statement Schedules	3
	SIGNATURES	7

PART IV
Item 15    Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements
Customers' Consolidated Financial Statements required to be filed as part of the Original 2018 Form 10-K and the Reports of Independent Registered Public Accounting Firm were filed as Part II, Item 8. Financial Statements and Supplementary Data in the Original 2018 Form 10-K.

(b)	2. Financial Statement Schedules
Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(c)	Exhibits
The exhibits listed on the Exhibit Index below filed or incorporated by reference as part of this report.

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

Exhibit No.	Description
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

10.22*	Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of February 24, 2017

10.23*	First Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 30, 2017

10.24*	Second Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of October 24, 2017

10.25*	Third Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 21, 2017

10.26*	Fourth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 1, 2018

10.27*	Fifth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of August 16, 2018

10.28*	Sixth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018

Exhibit No.	Description
10.29*	Seventh Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018

10.30*	Eighth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 9, 2018

10.31*	Ninth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018

10.32*	Tenth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 27, 2018

10.33+
Separation of Employment dated as of December 7, 2018 by and between Customers Bancorp, Inc. and Robert Wahlman, incorporated by reference to Exhibit 10.1 to the Customers Bancorp, Inc. Form 8-K filed with the SEC on December 11, 2018

10.34**	Change of Control Agreement, dated as of August 14, 2017 by and between Customers Bancorp, Inc. and Carla A. Leibold

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1**	Consent of BDO USA, LLP

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
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

+	Management Contract or compensatory plan or arrangement

*	Certain identified information has been excluded from this Exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

**	Filed as an exhibit to the Original 2018 Form 10-K

***	Furnished as an exhibit to the Original 2018 Form 10-K

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

April 24, 2019	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Customers Bancorp, Inc.

April 24, 2019	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer and Treasurer