Form 10-Q
period 2019-03-31
Customers Bancorp, Inc.
filed 2019-05-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
001-35542
(Commission File number)

(Exact name of registrant as specified in its charter)

Customers Bancorp, Inc.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on which Registered
Voting Common Stock, par value $1.00 per share	CUBI	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share	CUBI/PC	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share	CUBI/PD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share	CUBI/PE	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, par value $1.00 per share	CUBI/PF	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________
On May 3, 2019, 31,145,896 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 4.	Controls and Procedures	64

PART II

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

SIGNATURES		68

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ASC	Accountings Standards Codification
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BOLI	Bank-owned life insurance
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DOE	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FMV	Fair Market Value
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GLBA	Gramm-Leach-Bliley Act of 1999
IRS	Internal Revenue Service
LIHTC	Low-Income Housing Tax Credit
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
Non-QM	Non-qualified mortgage
NPA	Non-performing asset
NPL	Non-performing loan
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased Credit-Impaired
ROU	Right-of-use
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$41,723	$17,696
Interest-earning deposits	75,939	44,439
Cash and cash equivalents	117,662	62,135
Investment securities, at fair value	678,142	665,012
Loans held for sale (includes $1,602 and $1,507, respectively, at fair value)	1,602	1,507
Loans receivable, mortgage warehouse, at fair value	1,480,195	1,405,420
Loans and leases receivable	7,264,049	7,138,074
Allowance for loan and lease losses	(43,679)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	8,700,565	8,503,522
FHLB, Federal Reserve Bank, and other restricted stock	80,416	89,685
Accrued interest receivable	35,716	32,955
Bank premises and equipment, net	10,542	11,063
Bank-owned life insurance	266,740	264,559
Other real estate owned	976	816
Goodwill and other intangibles	16,173	16,499
Other assets	235,360	185,672
Total assets	$10,143,894	$9,833,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,372,358	$1,122,171
Interest-bearing	6,052,960	6,020,065
Total deposits	7,425,318	7,142,236
Federal funds purchased	388,000	187,000
FHLB advances	1,025,832	1,248,070
Other borrowings	123,963	123,871
Subordinated debt	109,002	108,977
Accrued interest payable and other liabilities	93,406	66,455
Total liabilities	9,165,521	8,876,609
Commitments and contingencies (NOTE 13)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,411,866 and 32,252,488 shares issued as of March 31, 2019 and December 31, 2018; 31,131,247 and 31,003,028 shares outstanding as of March 31, 2019 and December 31, 2018	32,412	32,252
Additional paid in capital	436,713	434,314
Retained earnings	328,476	316,651
Accumulated other comprehensive loss, net	(14,919)	(22,663)
Treasury stock, at cost (1,280,619 and 1,249,460 shares as of March 31, 2019 and December 31, 2018)	(21,780)	(21,209)
Total shareholders’ equity	978,373	956,816
Total liabilities and shareholders’ equity	$10,143,894	$9,833,425
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans and leases	$93,116	$85,931
Investment securities	6,241	8,672
Other	1,718	2,361
Total interest income	101,075	96,964
Interest expense:
Deposits	31,225	19,793
FHLB advances	5,293	7,080
Subordinated debt	1,684	1,684
Other borrowings	3,569	3,376
Total interest expense	41,771	31,933
Net interest income	59,304	65,031
Provision for loan and lease losses	4,767	2,117
Net interest income after provision for loan and lease losses	54,537	62,914
Non-interest income:
Interchange and card revenue	8,806	9,661
Deposit fees	2,209	2,092
Commercial lease income	2,401	862
Bank-owned life insurance	1,816	2,031
Mortgage warehouse transactional fees	1,314	1,887
Gain (loss) on sale of SBA and other loans	—	1,361
Mortgage banking income	167	121
Other	3,005	2,895
Total non-interest income	19,718	20,910
Non-interest expense:
Salaries and employee benefits	25,823	24,925
Technology, communication, and bank operations	11,953	9,943
Professional services	4,573	6,008
Occupancy	2,903	2,834
Commercial lease depreciation	1,923	815
FDIC assessments, non-income taxes, and regulatory fees	1,988	2,200
Provision for operating losses	1,779	1,526
Advertising and promotion	809	390
Merger and acquisition related expenses	—	106
Loan workout	320	659
Other real estate owned expenses	57	40
Other	1,856	2,834
Total non-interest expense	53,984	52,280
Income before income tax expense	20,271	31,544
Income tax expense	4,831	7,402
Net income	15,440	24,142
Preferred stock dividends	3,615	3,615
Net income available to common shareholders	$11,825	$20,527
Basic earnings per common share	$0.38	$0.65
Diluted earnings per common share	$0.38	$0.64
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$15,440	$24,142
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses) arising during the period	17,817	(34,098)
Income tax effect	(4,632)	8,865
Net unrealized gains (losses) on available-for-sale debt securities	13,185	(25,233)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(6,939)	873
Income tax effect	1,804	(227)
Reclassification adjustment for (gains) losses included in net income	(413)	131
Income tax effect	107	(34)
Net unrealized gains (losses) on cash flow hedges	(5,441)	743
Other comprehensive income (loss), net of income tax effect	7,744	(24,490)
Comprehensive income (loss)	$23,184	$(348)

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	15,440	—	—	15,440
Other comprehensive income (loss)	—	—	—	—	—	—	7,744	—	7,744
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	2,109	—	—	—	2,109
Issuance of common stock under share-based compensation arrangements	—	—	159,378	160	290	—	—	—	450
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, March 31, 2019	9,000,000	$217,471	31,131,247	$32,412	$436,713	$328,476	$(14,919)	$(21,780)	$978,373

	Three Months Ended March 31, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	24,142	—	—	24,142
Other comprehensive income (loss)	—	—	—	—	—	—	(24,490)	—	(24,490)
Preferred stock dividends	—	—	—	—	—	(3,615)	—		(3,615)
Share-based compensation expense	—	—	—	—	1,786	—	—	—	1,786
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based compensation arrangements	—	—	78,526	79	110	—	—	—	189
Balance, March 31, 2018	9,000,000	$217,471	31,466,271	$31,997	$424,099	$279,942	$(26,188)	$(8,233)	$919,088
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$15,440	$24,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	4,767	2,117
Depreciation and amortization	4,287	3,344
Share-based compensation expense	2,381	2,218
Deferred taxes	1,878	2,684
Net amortization of investment securities premiums and discounts	191	375
Unrealized (gain) loss on equity securities	(2)	(10)
(Gain) loss on sale of SBA and other loans	(138)	(1,477)
Origination of loans held for sale	(8,182)	(4,280)
Proceeds from the sale of loans held for sale	8,225	5,599
Amortization of fair value discounts and premiums	162	76
Valuation and other adjustments to other real estate owned	—	41
Earnings on investment in bank-owned life insurance	(1,816)	(2,031)
(Increase) decrease in accrued interest receivable and other assets	(28,109)	(6,806)
Increase (decrease) in accrued interest payable and other liabilities	(5,096)	7,347
Net Cash Provided By (Used In) Operating Activities	(6,012)	33,339
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	4,498	11,489
Purchases of investment securities available for sale	—	(756,242)
Origination of mortgage warehouse loans	(5,039,797)	(6,804,177)
Proceeds from repayments of mortgage warehouse loans	4,965,022	6,722,732
Net increase (decrease) in loans and leases, excluding mortgage warehouse loans	1,932	(46,969)
Proceeds from sales of loans	—	16,468
Purchase of loans	(129,289)	—
Proceeds from bank-owned life insurance	—	529
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	9,269	(24,384)
Purchases of bank premises and equipment	(141)	(268)
Purchases of leased assets under lessor operating leases	(7,791)	(2,755)
Net Cash Provided By (Used In) Investing Activities	(196,297)	(883,577)
Cash Flows from Financing Activities
Net increase in deposits	283,082	242,317
Net increase (decrease) in short-term borrowed funds from the FHLB	(222,238)	640,755
Net increase (decrease) in federal funds purchased	201,000	40,000
Preferred stock dividends paid	(3,615)	(3,615)
Exercise of warrants	—	112
Purchase of treasury stock	(571)	—
Payments of employee taxes withheld from share-based awards	(894)	(587)
Proceeds from issuance of common stock	1,072	344
Net Cash Provided By (Used In) Financing Activities	257,836	919,326
Net Increase (Decrease) in Cash and Cash Equivalents	55,527	69,088
Cash and Cash Equivalents – Beginning	62,135	146,323
Cash and Cash Equivalents – Ending	$117,662	$215,411

	(continued)

Supplementary Cash Flows Information:
Interest paid	$38,916	$29,746
Income taxes paid	1,204	4,174
Non-cash items:
Transfer of loans to other real estate owned	$160	$57
Transfer of loans held for sale to held for investment	—	129,691
University relationship intangible purchased not settled	—	1,502
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS
Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (the “Bank”), collectively referred to as “Customers” herein. The consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC.
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; and nationally for certain loan and deposit products. The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan, equipment leases and other financial products to customers through its limited-purpose offices in Boston, Massachusetts, Providence, Rhode Island, Portsmouth, New Hampshire, Manhattan and Melville, New York, Philadelphia, Pennsylvania, Washington, D.C., and Chicago, Illinois. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2018 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2018 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 (the "2018 Form 10-K"). The 2018 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable; Purchased Loans; ALLL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Segment Information; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; Loss Contingencies; and Collaborative Arrangements. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three months ended March 31, 2019, with the exception of the adoption of ASU 2016-02, Leases as described below in accounting standards adopted in 2019. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

Presented below are recently issued accounting standards that Customers has adopted as well as those that the FASB has issued but are not yet effective.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2019

Standard	Summary of guidance	Effects on Financial Statements

ASU 2016-02, Leases Issued February 2016
•  Supersedes the lease accounting guidance for both lessees and lessors under ASC 840, Leases.
•  From the lessee's perspective, the new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.
•  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees.
•  This ASU requires lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases.
•  Effective January 1, 2019.
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
•  In March 2019, the FASB issued ASU 2019-01 "Codification Improvements," which clarifies that lessors who are not manufacturers or dealers should use the original cost of the underlying asset in a lease as its fair value. Additionally, the update states that lessors who are depository or lending institutions within the scope of ASC 942 should present all principal payments received under leases under investing activities in their Statement of Cash Flows and that interim disclosures under ASC 250-10-50-3 are not required in the interim reports of issuers adopting ASC 842.

•  Customers adopted on January 1, 2019.
•  The adoption did not materially change Customers' recognition of operating lease expense in its consolidated statements of income.
•  Customers adopted certain practical expedients available under the new guidance, which did not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess the lease classification for any expired or existing leases, (3) reassess initial direct costs for any existing leases, (4) separate non-lease components from the associated lease components, (5) evaluate whether certain sales taxes and other similar taxes are lessor costs, and (6) capitalize short-term leases. Additionally, Customers elected to apply the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented and will continue to present comparative periods prior to January 1, 2019 under Topic 840. Customers did not adopt the hindsight practical expedient.
•  The adoption of the ASU for Customers' lessor equipment finance business did not have a significant impact on Customers' financial condition, results of operations, and consolidated financial statements.
• See NOTE 7 - LEASES.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities Issued March 2017
•  Requires that premiums for certain callable debt securities held be amortized to their earliest call date.
•  Effective on January 1, 2019.
•  Adoption of this new guidance must be applied on a modified retrospective approach.
• Customers adopted on January 1, 2019. • The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Adopted in 2019 (continued)

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
•  Effective January 1, 2019.
• Customers adopted on January 1, 2019. • The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

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
•  Effective January 1, 2019.
• Customers adopted on January 1, 2019. • The adoption did not have a significant impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Standard	Summary of guidance	Effects on Financial Statements

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments Issued April 2019
•  Clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments.
•  Addresses partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements.
•  Addresses recognizing and measuring financial instruments, specifically the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates.
•  Topic 326 Amendments - Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption permitted. Topic 815 Amendments - Effective for first annual period beginning after the issuance date of this ASU (i.e., fiscal year 2020). Entities that have already adopted the amendments in ASU 2017-12 may elect either to retrospectively apply all the amendments or to prospectively apply all amendments as of the date of adoption. Topic 825 Amendments - Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.
• Customers is currently evaluating the expected impact of this ASU on its financial condition, results of operations and consolidated financial statements.

ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 Issued November 2018
•  Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.
•  Adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within scope of Topic 606.
•  Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.
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

ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments Issued June 2016
•  Requires an entity to utilize a new impairment model known as the CECL model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including held to maturity securities), presents the net amount expected to be collected on the financial asset.
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
ASC 842.

•  Customers has established a company-wide, cross-discipline governance structure, which provides implementation oversight and continues evaluating the impact of this ASU and reviewing the loss modeling requirements consistent with lifetime expected loss estimates.
•  Customers has selected a third-party vendor to assist in the implementation process of its new model, which will include different assumptions used in calculating credit losses, such as estimating losses over the contractual term adjusted for prepayments and will consider expected future changes in macroeconomic conditions.
•   Customers continues to evaluate data requirements, methodologies, and forecasting options to utilize within the new model. Additionally, Customers is evaluating how to properly segment its loan and lease portfolio.
•  Customers has completed preliminary runs of the new model and continues to evaluate the results and assumptions as it prepares to run two methodologies parallel in the second half of 2019.
•   The adoption of this ASU may result in an increase to Customers' ALLL which will depend upon the nature and characteristics of Customers' loan and lease portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date.
•  Customers does not intend to early adopt this new guidance.

NOTE 3 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2019	2018
Net income available to common shareholders	$11,825	$20,527

Weighted-average number of common shares outstanding - basic	31,047,191	31,424,496
Share-based compensation plans	435,676	840,561
Warrants	—	8,916
Weighted-average number of common shares - diluted	31,482,867	32,273,973

Basic earnings per common share	$0.38	$0.65
Diluted earnings per common share	$0.38	$0.64

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2019	2018
Share-based compensation awards	2,159,232	1,059,225

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended March 31, 2019
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2018	$(21,741)	$—	$(21,741)	$(922)	$(22,663)
Other comprehensive income (loss) before reclassifications	13,185	—	13,185	(5,135)	8,050
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	(306)	(306)
Net current-period other comprehensive income	13,185	—	13,185	(5,441)	7,744
Balance - March 31, 2019	$(8,556)	$—	$(8,556)	$(6,363)	$(14,919)

	Three Months Ended March 31, 2018
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (2)	(256)	—	(256)	(42)	(298)
Reclassification of net unrealized gains on equity securities (2)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassification adjustments on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Other comprehensive income (loss) before reclassifications	(25,233)	—	(25,233)	646	(24,587)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	97	97
Net current-period other comprehensive income (loss)	(25,233)	—	(25,233)	743	(24,490)
Balance - March 31, 2018	$(26,691)	$—	$(26,691)	$503	$(26,188)

(1)
Reclassification amounts for available-for-sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income. During the three months ended March 31, 2019 and 2018, there were no sales of investment securities. Reclassification amounts for cash flow hedges are reported as interest expense on FHLB advances on the consolidated statements of income. During the three months ended March 31, 2019, a reclassification amount of $413 thousand ($306 thousand net of taxes) was reported as a reduction to interest expense on FHLB advances on the consolidated statements of income. During the three months ended March 31, 2018, a reclassification amount of $131 thousand ($97 thousand net of taxes) was reported as interest expense on FHLB advances on the consolidated statements of income.

(2)
Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in AOCI of $1.3 million and a corresponding increase in retained earnings for the same amount.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of March 31, 2019 and December 31, 2018 are summarized in the tables below:

	March 31, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$306,651	$62	$(2,569)	$304,144
Corporate notes (1)	381,334	639	(9,695)	372,278
Available-for-sale debt securities	$687,985	$701	$(12,264)	676,422
Equity securities (2)				1,720
Total investment securities, at fair value				$678,142

	December 31, 2018
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$311,267	$—	$(5,893)	$305,374
Corporate notes (1)	381,407	920	(24,407)	357,920
Available-for-sale debt securities	$692,674	$920	$(30,300)	663,294
Equity securities (2)				1,718
Total investment securities, at fair value				$665,012

(1)	Includes corporate securities issued by other bank holding companies.

(2)	Includes equity securities issued by a foreign entity.
There were no sales of available-for-sale debt securities or equity securities for the three months ended March 31, 2019 and 2018.

The following table shows available-for-sale debt securities by stated maturity.  Debt securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2019
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	354,268	345,717
Due after ten years	27,066	26,561
Agency-guaranteed residential mortgage-backed securities	306,651	304,144
Total debt securities	$687,985	$676,422

Gross unrealized losses and fair value of Customers' available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$—	$211,098	$(2,569)	$211,098	$(2,569)
Corporate notes	21,873	(93)	314,767	(9,602)	336,640	(9,695)
Total	$21,873	$(93)	$525,865	$(12,171)	$547,738	$(12,264)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$305,374	$(5,893)	$—	$—	$305,374	$(5,893)
Corporate notes	310,036	(24,407)	—	—	310,036	(24,407)
Total	$615,410	$(30,300)	$—	$—	$615,410	$(30,300)
At March 31, 2019, there were four available-for-sale debt securities with unrealized losses in the less-than-twelve-month category and twenty-two available-for-sale debt securities with unrealized losses in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were principally due to an upward shift in interest rates that resulted in a negative impact on the respective note's fair value. All amounts related to the mortgage-backed securities and the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At March 31, 2019 and December 31, 2018, Customers Bank had pledged investment securities aggregating $22.9 million and $23.0 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At March 31, 2019 and December 31, 2018, no securities holding of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents loans and leases receivable as of March 31, 2019 and December 31, 2018.

(amounts in thousands)	March 31, 2019	December 31, 2018
Loans receivable, mortgage warehouse, at fair value	$1,480,195	$1,405,420
Loans receivable:
Commercial:
Multi-family	3,212,312	3,285,297
Commercial and industrial (including owner occupied commercial real estate) (1)	2,038,229	1,951,277
Commercial real estate non-owner occupied	1,107,336	1,125,106
Construction	53,372	56,491
Total commercial loans and leases receivable	6,411,249	6,418,171
Consumer:
Residential real estate	625,066	566,561
Manufactured housing	77,778	79,731
Other	153,153	74,035
Total consumer loans receivable	855,997	720,327
Loans and leases receivable	7,267,246	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	(3,197)	(424)
Allowance for loan and lease losses	(43,679)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$8,700,565	$8,503,522

(1)	Includes direct finance equipment leases of $56.4 million and $54.5 million at March 31, 2019 and December 31, 2018, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment.
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
At March 31, 2019 and December 31, 2018, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an allowance for loan and lease loss and are therefore excluded from ALLL related disclosures.

Loans and leases receivable:
The following tables summarize loans receivable by loan type and performance status as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(amounts in thousands)	30-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due (1)	Non-Accrual	Current (2)	Purchased-Credit-Impaired Loans (3)	Total Loans and Leases (4)
Multi-family	$3,794	$—	$3,794	$1,997	$3,204,879	$1,642	$3,212,312
Commercial and industrial	1,271	—	1,271	12,225	1,441,679	417	1,455,592
Commercial real estate owner occupied	3,566	—	3,566	839	570,380	7,852	582,637
Commercial real estate non-owner occupied	1,976	—	1,976	102	1,101,129	4,129	1,107,336
Construction	—	—	—	—	53,372	—	53,372
Residential real estate	5,612	—	5,612	5,574	609,874	4,006	625,066
Manufactured housing (5)	3,686	1,936	5,622	1,924	68,362	1,870	77,778
Other consumer	491	—	491	108	152,348	206	153,153
Total	$20,396	$1,936	$22,332	$22,769	$7,202,023	$20,122	$7,267,246

	December 31, 2018
(amounts in thousands)	30-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due (1)	Non-Accrual	Current (2)	Purchased-Credit-Impaired Loans (3)	Total Loans and Leases (4)
Multi-family	$—	$—	$—	$1,155	$3,282,452	$1,690	$3,285,297
Commercial and industrial	1,914	—	1,914	17,764	1,353,586	536	1,373,800
Commercial real estate owner occupied	193	—	193	1,037	567,809	8,438	577,477
Commercial real estate non-owner occupied	1,190	—	1,190	129	1,119,443	4,344	1,125,106
Construction	—	—	—	—	56,491	—	56,491
Residential real estate	5,940	—	5,940	5,605	550,679	4,337	566,561
Manufactured housing (5)	3,926	2,188	6,114	1,693	69,916	2,008	79,731
Other consumer	200	—	200	111	73,503	221	74,035
Total	$13,363	$2,188	$15,551	$27,494	$7,073,879	$21,574	$7,138,498

(1)	Includes past due loans and leases that are accruing interest because collection is considered probable.

(2)	Loans and leases where next payment due is less than 30 days from the report date.

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

(4)	Amounts exclude deferred costs and fees, unamortized premiums and discounts, and the ALLL.

(5)	Manufactured housing loans purchased in 2010 are supported by cash reserves held at the Bank that are used to fund past-due payments when the loan becomes 90 days or more delinquent.
As of March 31, 2019 and December 31, 2018, the Bank had $0.4 million and $0.2 million, respectively, of residential real estate held in OREO. As of March 31, 2019 and December 31, 2018, the Bank had initiated foreclosure proceedings on $1.4 million and $2.1 million, respectively, in loans secured by residential real estate.

Allowance for loan and lease losses
The changes in the ALLL for the three months ended March 31, 2019 and 2018, and the loans and ALLL by loan type based on impairment-evaluation method as of March 31, 2019 and December 31, 2018 are presented in the tables below.

Three Months Ended March 31, 2019	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	—	(8)	—	—	(40)	—	(755)	(1,344)
Recoveries	—	119	128	—	6	7	—	24	284
Provision for loan and lease losses	(291)	383	(15)	(78)	(46)	2,951	(28)	1,891	4,767
Ending Balance, March 31, 2019	$10,630	$12,647	$3,425	$6,015	$584	$6,572	$117	$3,689	$43,679

As of March 31, 2019
Loans and leases receivable:
Individually evaluated for impairment	$1,997	$17,411	$867	$102	$—	$8,567	$10,307	$108	$39,359
Collectively evaluated for impairment	3,208,673	1,437,764	573,918	1,103,105	53,372	612,493	65,601	152,839	7,207,765
Loans acquired with credit deterioration	1,642	417	7,852	4,129	—	4,006	1,870	206	20,122
Total loans and leases receivable	$3,212,312	$1,455,592	$582,637	$1,107,336	$53,372	$625,066	$77,778	$153,153	$7,267,246
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$263	$36	$—	$—	$78	$3	$—	$380
Collectively evaluated for impairment	10,630	12,116	3,389	4,019	584	6,105	89	3,537	40,469
Loans acquired with credit deterioration	—	268	—	1,996	—	389	25	152	2,830
Total allowance for loan and lease losses	$10,630	$12,647	$3,425	$6,015	$584	$6,572	$117	$3,689	$43,679

Three Months Ended March 31, 2018	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(50)	(18)	—	—	(365)	—	(256)	(689)
Recoveries	—	35	—	—	11	7	—	3	56
Provision for loan and lease losses	377	834	311	(204)	(69)	608	(4)	264	2,117
Ending Balance, March 31, 2018	$12,545	$11,737	$3,525	$7,233	$921	$3,179	$176	$183	$39,499
As of December 31, 2018
Loans and leases receivable:
Individually evaluated for impairment	$1,155	$17,828	$1,069	$129	$—	$8,631	$10,195	$111	$39,118
Collectively evaluated for impairment	3,282,452	1,355,436	567,970	1,120,633	56,491	553,593	67,528	73,703	7,077,806
Loans acquired with credit deterioration	1,690	536	8,438	4,344	—	4,337	2,008	221	21,574
Total loans and leases receivable	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
Allowance for loan and lease losses:
Individually evaluated for impairment	$539	$261	$1	$—	$—	$41	$3	$—	$845
Collectively evaluated for impairment	10,923	11,516	3,319	4,161	624	3,227	89	2,390	36,249
Loans acquired with credit deterioration	—	368	—	1,932	—	386	53	139	2,878
Total allowance for loan and lease losses	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

Certain manufactured housing loans were purchased in August 2010. A portion of the purchase price may be used to reimburse the Bank under the specified terms in the purchase agreement for defaults of the underlying borrower and other specified items. At both March 31, 2019 and December 31, 2018, funds available for reimbursement, if necessary, were $0.5 million. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of March 31, 2019 and December 31, 2018 and the average recorded investment and interest income recognized for the three months ended March 31, 2019 and 2018. Customers did not have any impaired lease receivables as of March 31, 2019 and December 31, 2018, respectively. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	March 31, 2019			Three Months Ended March 31, 2019
(amounts in thousands)	Recorded Investment Net of Charge-Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Multi-family	$1,997	$2,538	$—	$998	$—
Commercial and industrial	11,185	12,749	—	12,422	2
Commercial real estate owner occupied	556	1,103	—	796	21
Commercial real estate non-owner occupied	102	214	—	115	—
Residential real estate	4,722	5,044	—	4,782	—
Manufactured housing	10,140	10,140	—	10,084	115
Other consumer	108	108	—	110	—
With an allowance recorded:
Multi-family	—	—	—	578	—
Commercial and industrial	6,226	6,409	263	5,197	39
Commercial real estate owner occupied	311	498	36	172	1
Residential real estate	3,845	3,845	78	3,817	26
Manufactured housing	167	167	3	168	2
Total	$39,359	$42,815	$380	$39,239	$206

	December 31, 2018			Three Months Ended March 31, 2018
(amounts in thousands)	Recorded Investment Net of Charge-Offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$13,660	$15,263	$—	$7,484	$—
Commercial real estate owner occupied	1,037	1,766	—	710	—
Commercial real estate non-owner occupied	129	241	—	201	—
Residential real estate	4,842	5,128	—	3,623	—
Manufactured housing	10,027	10,027	—	9,876	131
Other consumer	111	111	—	63	—
With an allowance recorded:
Multi-family	1,155	1,155	539	—	—
Commercial and industrial	4,168	4,351	261	8,390	1
Commercial real estate owner occupied	32	32	1	756	1
Residential real estate	3,789	3,789	41	5,122	25
Manufactured housing	168	168	3	223	—
Total	$39,118	$42,031	$845	$36,448	$158

Troubled Debt Restructurings
At March 31, 2019 and December 31, 2018, there were $19.6 million and $19.2 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modifications of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs. Customers did not have any TDR lease receivables as of March 31, 2019 and December 31, 2018, respectively.
The following table presents total TDRs based on loan type and accrual status at March 31, 2019 and December 31, 2018. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	March 31, 2019			December 31, 2018
(amounts in thousands)	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
Commercial and industrial	$5,186	$471	$5,657	$64	$5,273	$5,337
Commercial real estate owner occupied	28	—	28	32	—	32
Residential real estate	2,993	723	3,716	3,026	667	3,693
Manufactured housing	8,383	1,850	10,233	8,502	1,620	10,122
Other consumer	—	11	11	—	12	12
Total TDRs	$16,590	$3,055	$19,645	$11,624	$7,572	$19,196

The following table presents loans modified in a TDR by type of concession for the three months ended March 31, 2019 and 2018. There were no modifications that involved forgiveness of debt for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extensions of maturity	2	$514	—	$—
Interest-rate reductions	10	385	9	322
Total	12	$899	9	$322

The following table provides, by loan type, the number of loans modified in TDRs and the related recorded investment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	1	$431	—	$—
Manufactured housing	10	385	9	322
Residential real estate	1	83	—	—
Total loans	12	$899	9	$322

As of both March 31, 2019 and December 31, 2018, except for one commercial and industrial loan with an outstanding commitment of $1.5 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.

The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	March 31, 2019		March 31, 2018
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Manufactured housing	5	$137	1	$29
Commercial and industrial	1	431	—	—
Total loans	$6	$568	1	$29

Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ALLL. There were no allowances recorded as a result of TDR modifications during the three months ended March 31, 2019 and 2018.
Purchased-Credit-Impaired Loans
The changes in accretable yield related to PCI loans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(amounts in thousands)	2019	2018
Accretable yield balance, beginning of period	$6,178	$7,825
Accretion to interest income	(277)	(338)
Reclassification from nonaccretable difference and disposals, net	293	176
Accretable yield balance, end of period	$6,194	$7,663

Credit Quality Indicators
The ALLL represents management's estimate of probable losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and for purposes of analyzing historical loss rates used in the determination of the ALLL for the respective loan portfolios, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases.
The risk rating grades are defined as follows:
“1” – Pass/Excellent
Loans and leases rated 1 represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets.
“2” – Pass/Superior
Loans and leases rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans and leases exhibit a limited leverage position, are virtually immune to local economies, and are in stable growing industries. The management team is well respected and the company has ready access to public markets.
“3” – Pass/Strong
Loans and leases rated 3 are those loans and leases for which the borrowers have above average financial condition and flexibility; more than satisfactory debt service coverage; balance sheet and operating ratios are consistent with or better than industry peers; operate in industries with little risk; move in diversified markets; and are experienced and competent in their industry. These borrowers’ access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.
“4” – Pass/Good
Loans and leases rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher grade borrower. These loans and leases carry a normal level of risk, with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans and leases.
“5” – Satisfactory
Loans and leases rated 5 are extended to borrowers who are considered to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher grade loans. If adverse circumstances arise, the impact on the borrower may be significant.
“6” – Satisfactory/Bankable with Care
Loans and leases rated 6 are those for which the borrower has higher than normal credit risk; however, cash flow and asset values are generally intact. These borrowers may exhibit declining financial characteristics, with increasing leverage and decreasing liquidity and may have limited resources and access to financial alternatives. Signs of weakness in these borrowers may include delinquent taxes, trade slowness and eroding profit margins.
“7” – Special Mention
Loans and leases rated 7 are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the debt in the future may occur. This grade is not assigned to loans and leases that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans and leases where significant actual, not potential, weaknesses or problems are clearly evident are graded in the category below.
“8” – Substandard
Loans and leases are rated 8 when the loans and leases are inadequately protected by the current sound worth and payment capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the company will sustain some loss if the weaknesses are not corrected.
“9” – Doubtful
The Bank assigns a doubtful rating to loans and leases that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.

“10” – Loss
The Bank assigns a loss rating to loans and leases considered uncollectible and of such little value that their continuance as an active asset is not warranted. Amounts classified as loss are immediately charged off.
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(amounts in thousands)	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
Pass/Satisfactory	$3,164,722	$1,395,034	$565,631	$1,036,957	$53,372	$—	$—	$—	$6,215,716
Special Mention	40,441	30,575	12,300	30,258	—	—	—	—	113,574
Substandard	7,149	29,983	4,706	40,121	—	—	—	—	81,959
Performing (1)	—	—	—	—	—	613,880	70,232	152,554	836,666
Non-performing (2)	—	—	—	—	—	11,186	7,546	599	19,331
Total	$3,212,312	$1,455,592	$582,637	$1,107,336	$53,372	$625,066	$77,778	$153,153	$7,267,246

	December 31, 2018
(amounts in thousands)	Multi-family	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Construction	Residential Real Estate	Manufactured Housing	Other Consumer	Total (3)
Pass/Satisfactory	$3,201,822	$1,306,466	$562,639	$1,054,493	$56,491	$—	$—	$—	$6,181,911
Special Mention	55,696	30,551	9,730	30,203	—	—	—	—	126,180
Substandard	27,779	36,783	5,108	40,410	—	—	—	—	110,080
Performing (1)	—	—	—	—	—	555,016	71,924	73,724	700,664
Non-performing (2)	—	—	—	—	—	11,545	7,807	311	19,663
Total	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498

(1)	Includes residential real estate, manufactured housing, and other consumer loans not subject to risk ratings.

(2)	Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.

(3)	Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(amounts in thousands)	2019	2018
Purchases (1)
Residential real estate	$66,384	$—
Other consumer	66,136	—
Total	$132,520	$—
Sales (2)
Commercial and industrial (3)	—	(6,842)
Commercial real estate owner occupied (3)	—	(8,151)
Total	$—	$(14,993)

(1)	The purchase price was 97.6% of loans outstanding for the three months ended March 31, 2019. There were no loan purchases during the three months ended March 31, 2018.

(2)	There were no loan sales for the three months ended March 31, 2019. For the three months ended March 31, 2018, loan sales resulted in a net gain of $1.4 million.

(3)	Primarily sales of SBA loans.

Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the FHLB and FRB in the amount of $5.4 billion at both March 31, 2019 and December 31, 2018.
NOTE 7 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 2 months and 8 years. These operating leases comprise substantially all of Customers' obligations in which Customers acts as the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842 or the commencement date of the lease, whichever was later, when determining the present value of lease payments. Accordingly, Customers does not present ROU assets and corresponding liabilities for operating leases for fiscal years prior to the adoption of this standard.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2019
ASSETS
Operating lease ROU assets	Other assets	$22,469
LIABILITIES
Operating lease liabilities	Other liabilities	$23,649

The following table summarizes operating lease cost and its corresponding income statement location:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2019
Operating lease cost (1)	Occupancy expenses	$1,469
(1) There were no variable lease costs for the three months ended March 31, 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows:

(amounts in thousands)	March 31, 2019
2019	$4,303
2020	5,135
2021	4,513
2022	3,885
2023	2,856
Thereafter	4,699
Total minimum payments	25,391
Less: interest	1,742
Present value of lease liabilities	$23,649

Customers is not currently involved with the construction or design of an underlying asset nor are there legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2019. Cash paid under the operating lease liability was $1.4 million for the three months ended March 31, 2019 and is reported as cash flows from operating activities in the statement of cash flows.

A ROU asset of $23.8 million, net of $1.1 million in accrued rent, was recognized in exchange for lease liabilities of $24.9 million with the adoption of ASU 2016-02 on January 1, 2019.
The following table summarizes the term and discount rate information for Customers' operating leases.

(amounts in thousands)	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.6 years

Weighted average discount rate
Operating leases	2.74%

Future minimum rental commitments pursuant to non-cancelable operating leases as of December 31, 2018, were as follows:

(amounts in thousands)	December 31, 2018
2019	$5,577
2020	5,135
2021	4,513
2022	3,885
2023	2,856
Thereafter	4,699
Total minimum payments	$26,665

Rent expense was approximately $1.4 million for the three months ended March 31, 2018.
Equipment Lessor
CCF is a wholly-owned subsidiary of Customers Bank and is referred to as the Equipment Finance group. CCF is primarily focused on originating equipment operating and direct finance equipment leases for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. Lease terms typically range from 24 months to 120 months. CCF offers the following lease products: Capital Lease, Purchase Upon Termination, TRAC, Split-TRAC, and FMV. Direct finance equipment leases are included in commercial and industrial loans.
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analysis, external studies, and/or third-party appraisals to establish a residual position. The residual values are reviewed on an annual basis, and in the event of any impairment, the resulting reduction in the net investment shall be recognized as a loss in the period in which the impairment is charged. For the direct finance leases, only for a Split-TRAC is there a residual risk and the unguaranteed portions are typically nominal.
Leased assets under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to their expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its leased assets for impairment. An impairment loss is recognized if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$56,553
Guaranteed residual assets	Loans and leases receivable	5,540
Unguaranteed residual assets	Loans and leases receivable	622
Deferred initial direct costs	Loans and leases receivable	745
Unearned income	Loans and leases receivable	(6,342)
Net investment in direct financing leases		$57,118

Operating leases
Investment in operating leases	Other assets	$67,093
Accumulated depreciation	Other assets	(6,705)
Deferred initial direct costs	Other assets	864
Net investment in operating leases		61,252
Total lease assets		$118,370

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2019 and December 31, 2018, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$759,887	8.914%	$383,603	4.500%	N/A	N/A	$596,715	7.000%
Customers Bank	$1,070,664	12.574%	$383,186	4.500%	$553,491	6.500%	$596,068	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$977,339	11.465%	$511,470	6.000%	N/A	N/A	$724,583	8.500%
Customers Bank	$1,070,664	12.574%	$510,915	6.000%	$681,220	8.000%	$723,796	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,101,041	12.916%	$691,960	8.000%	N/A	N/A	$895,073	10.500%
Customers Bank	$1,223,727	14.371%	$681,220	8.000%	$851,525	10.000%	$894,101	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$977,339	10.006%	$390,685	4.000%	N/A	N/A	$390,685	4.000%
Customers Bank	$1,070,664	10.969%	$390,430	4.000%	$488,038	5.000%	$390,430	4.000%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%

The Basel III risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio" or certain elective distributions would be limited. The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.250% for 2017, 1.875% for 2018, and 2.500% for 2019 and thereafter.
Effective January 1, 2019, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:
(i) a common equity Tier 1 risk-based capital ratio of 7.000%;
(ii) a Tier 1 risk-based capital ratio of 8.500%; and
(iii) a Total risk-based capital ratio of 10.500%.
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2019 and December 31, 2018:
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
The fair values of the residential mortgage loan commitments are derived from the estimated fair values that can be generated when the underlying mortgage loan is sold in the secondary market. Customers generally uses commitments on hand from third party investors to estimate an exit price and adjusts for the probability of the commitment being exercised based on the Bank’s internal experience (i.e., pull-through rate). These assets and liabilities are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at March 31, 2019 and December 31, 2018 were as follows.

			Fair Value Measurements at March 31, 2019
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$117,662	$117,662	$117,662	$—	$—
Debt securities, available for sale	676,422	676,422	—	676,422	—
Equity securities	1,720	1,720	1,720	—	—
Loans held for sale	1,602	1,602	—	1,602	—
Total loans and leases receivable, net of allowance for loan and lease losses	8,700,565	8,774,518	—	1,480,195	7,294,323
FHLB, Federal Reserve Bank and other restricted stock	80,416	80,416	—	80,416	—
Derivatives	14,665	14,665	—	14,588	77
Liabilities:
Deposits	$7,425,318	$7,422,232	$5,867,017	$1,555,215	$—
Federal funds purchased	388,000	388,000	388,000	—	—
FHLB advances	1,025,832	1,025,830	500,832	524,998	—
Other borrowings	123,963	123,591	—	123,591	—
Subordinated debt	109,002	113,988	—	113,988	—
Derivatives	23,837	23,837	—	23,837	—

			Fair Value Measurements at December 31, 2018
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$62,135	$62,135	$62,135	$—	$—
Debt securities, available for sale	663,294	663,294	—	663,294	—
Equity securities	1,718	1,718	1,718	—	—
Loans held for sale	1,507	1,507	—	1,507	—
Total loans and leases receivable, net of allowance for loan and lease losses	8,503,522	8,481,128	—	1,405,420	7,075,708
FHLB, Federal Reserve Bank and other restricted stock	89,685	89,685	—	89,685	—
Derivatives	14,693	14,693	—	14,624	69
Liabilities:
Deposits	$7,142,236	$7,136,009	$5,408,055	$1,727,954	$—
Federal funds purchased	187,000	187,000	187,000	—	—
FHLB advances	1,248,070	1,248,046	998,070	249,976	—
Other borrowings	123,871	121,718	—	121,718	—
Subordinated debt	108,977	110,550	—	110,550	—
Derivatives	16,286	16,286	—	16,286	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$304,144	$—	$304,144
Corporate notes	—	372,278	—	372,278
Equity securities	1,720	—	—	1,720
Derivatives	—	14,588	77	14,665
Loans held for sale – fair value option	—	1,602	—	1,602
Loans receivable, mortgage warehouse – fair value option	—	1,480,195	—	1,480,195
Total assets – recurring fair value measurements	$1,720	$2,172,807	$77	$2,174,604
Liabilities
Derivatives	$—	$23,837	$—	$23,837
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $380	$—	$—	$12,668	$12,668
Other real estate owned	—	—	781	781
Total assets – nonrecurring fair value measurements	$—	$—	$13,449	$13,449

	December 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage–backed securities	$—	$305,374	$—	$305,374
Corporate notes	—	357,920	—	357,920
Equity securities	1,718	—	—	1,718
Derivatives	—	14,624	69	14,693
Loans held for sale – fair value option	—	1,507	—	1,507
Loans receivable, mortgage warehouse – fair value option	—	1,405,420	—	1,405,420
Total assets – recurring fair value measurements	$1,718	$2,084,845	$69	$2,086,632
Liabilities
Derivatives	$—	$16,286	$—	$16,286
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $845	$—	$—	$10,876	$10,876
Other real estate owned	—	—	621	621
Total assets – nonrecurring fair value measurements	$—	$—	$11,497	$11,497

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 10 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended March 31,
(amounts in thousands)	2019	2018
Balance at December 31	$69	$60
Issuances	77	83
Settlements	(69)	(60)
Balance at March 31	$77	$83

There were no transfers between levels during the three months ended March 31, 2019 and 2018.
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2019 and December 31, 2018 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans - real estate	$5,270	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans - commercial & industrial	7,398	Business asset valuation (3)	Business asset valuation adjustments (4)	8% - 50% (17%)
Other real estate owned	781	Collateral appraisal (1)	Liquidation expenses (2)	8% - 13% (9%)
Residential mortgage loan commitments	77	Adjusted market bid	Pull-through rate	83% - 83% (83%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans - real estate	$10,260	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans - commercial & industrial	616	Business asset valuation (3)	Business asset valuation adjustments (4)	8% - 50% (26%)
Other real estate owned	621	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Residential mortgage loan commitments	69	Adjusted market bid	Pull-through rate	90% - 90% (90%)

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. Customers does not generally discount appraisals.

(2)	Appraisals are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percentage of the appraisal.

(3)	Business asset valuation obtained from independent party.

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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. Customers expects to reclassify $1.0 million from AOCI to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances) over a maximum period of 63 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At March 31, 2019, Customers had five outstanding interest rate derivatives with notional amounts totaling $675.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2018, Customers had six outstanding interest rate derivatives with notional amounts totaling $750.0 million that were designated as cash flow hedges of interest rate risk. The outstanding cash flow hedges at March 31, 2019 expire between April 2019 and July 2024.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At March 31, 2019 and December 31, 2018, Customers had 98 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2019 and December 31, 2018, Customers had an outstanding notional balance of residential mortgage loan commitments of $5.8 million and $3.6 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2019 and December 31, 2018, Customers had outstanding notional balances of credit derivatives of $115.8 million and $94.9 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$38	Other liabilities	$8,636
Total		$38		$8,636
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,369	Other liabilities	$15,136
Credit contracts	Other assets	181	Other liabilities	65
Residential mortgage loan commitments	Other assets	77	Other liabilities	—
Total		$14,627		$15,201

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$256	Other liabilities	$1,502
Total		$256		$1,502
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,300	Other liabilities	$14,730
Credit contracts	Other assets	68	Other liabilities	54
Residential mortgage loan commitments	Other assets	69	Other liabilities	—
Total		$14,437		$14,784

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(287)
Credit contracts	Other non-interest income	102
Residential mortgage loan commitments	Mortgage banking income	8
Total		$(177)

	Three Months Ended March 31, 2018
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$385
Credit contracts	Other non-interest income	(23)
Residential mortgage loan commitments	Mortgage banking income	23
Total		$385

	Three Months Ended March 31, 2019
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,135)	Interest expense	$413

	Three Months Ended March 31, 2018
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swaps	$646	Interest expense	$(131)
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2019, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance risk) related to these agreements was $16.0 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at March 31, 2019, had posted $19.5 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

Offsetting of Financial Assets and Derivative Assets
At March 31, 2019

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$3,816	$—	$3,816	$—	$—	$3,816

Offsetting of Financial Assets and Derivative Assets
At December 31, 2018

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$7,529	$—	$7,529	$—	$1,860	$5,669
Offsetting of Financial Liabilities and Derivative Liabilities
At March 31, 2019

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$20,036	$—	$20,036	$—	$19,462	$574

Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2018

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)				Financial Instruments	Cash Collateral Pledged
Description
Interest rate swap derivatives with institutional counterparties	$9,077	$—	$9,077	$—	$702	$8,375

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
The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington D.C., and Illinois through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, commercial mortgage companies, and equipment finance. Revenues are generated primarily through net interest income (the difference between interest earned on loans and leases, investments, and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and BOLI.
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. BankMobile is a full-service banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition and costs associated with the development of white label products for its partners.
The following tables present the operating results for Customers' reportable business segments for the three months ended March 31, 2019 and 2018. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 23.15% for 2019 and 24.56% for 2018, respectively.

	Three Months Ended March 31, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$92,871	$8,204	$101,075
Interest expense	41,605	166	41,771
Net interest income	51,266	8,038	59,304
Provision for loan losses	2,976	1,791	4,767
Non-interest income	7,577	12,141	19,718
Non-interest expense	35,384	18,600	53,984
Income (loss) before income tax expense (benefit)	20,483	(212)	20,271
Income tax expense (benefit)	4,880	(49)	4,831
Net income (loss)	15,603	(163)	15,440
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$11,988	$(163)	$11,825

As of March 31, 2019
Goodwill and other intangibles	$3,629	$12,544	$16,173
Total assets	$9,916,308	$227,586	$10,143,894
Total deposits	$6,798,562	$626,756	$7,425,318
Total non-deposit liabilities	$1,719,469	$20,734	$1,740,203

(1) Amounts reported include funds transfer pricing of $5.6 million for the three months ended March 31, 2019, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of low/no cost deposits.

	Three Months Ended March 31, 2018
(amounts in thousands)	Customers Bank Banking	BankMobile	Consolidated
Interest income (2)	$92,554	$4,410	$96,964
Interest expense	31,917	16	31,933
Net interest income	60,637	4,394	65,031
Provision for loan losses	1,874	243	2,117
Non-interest income	8,439	12,471	20,910
Non-interest expense	34,331	17,949	52,280
Income (loss) before income tax expense (benefit)	32,871	(1,327)	31,544
Income tax expense (benefit)	7,728	(326)	7,402
Net income (loss)	25,143	(1,001)	24,142
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$21,528	$(1,001)	$20,527

As of March 31, 2018
Goodwill and other intangibles	$3,630	$13,847	$17,477
Total assets	$10,690,479	$78,787	$10,769,266
Total deposits	$6,418,810	$623,649	$7,042,459
Total non-deposit liabilities	$2,759,156	$48,563	$2,807,719

(2) Amounts reported include funds transfer pricing of $4.4 million for the three months ended March 31, 2018 credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of low/no cost deposits.

NOTE 12 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers in scope of ASC 606 is recognized within non-interest income.
The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$180	$8,626	$8,806
Deposit fees	300	1,909	2,209
University fees - card and disbursement fees	—	355	355
Total revenue recognized at point in time	480	10,890	11,370
Revenue recognized over time:
University fees - subscription revenue	—	979	979
Total revenue recognized over time	—	979	979
Total revenue from contracts with customers	$480	$11,869	$12,349

	Three Months Ended March 31, 2018
(amounts in thousands)	Community Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$223	$9,438	$9,661
Deposit fees	287	1,805	2,092
University fees - card and disbursement fees	—	326	326
Total revenue recognized at point in time	510	11,569	12,079
Revenue recognized over time:
University fees - subscription revenue	—	870	870
Total revenue recognized over time	—	870	870
Total revenue from contracts with customers	$510	$12,439	$12,949

NOTE 13 — LEGAL CONTINGENCIES
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in Customers Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Our actual results may differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2019.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2018 Form 10-K.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2018 Form 10-K and updated in this Form 10-Q for the quarterly period ended March 31, 2019 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
Overview
Customers' strategic priorities include creating shareholder value through improved profitability, targeting a return on average assets of approximately 1.25% and a double-digit return on tangible common equity within the next 2 - 3 years. Customers is also targeting NIM expansion to 2.75% or greater by fourth quarter 2019, with a full year 2019 NIM above 2.70%, through an expected shift in asset and funding mix. Total assets at year-end 2019 are expected to be under $10 billion, while the average balance of interest-earnings assets for 2019 are expected to be comparable to 2018 average interest-earning assets, and the BankMobile segment is expected to become profitable in the fourth quarter 2019. Customers intends to deemphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial and consumer loan portfolios with the multi-family loan portfolio run-off. Similarly, Customers plans to replace higher-rate non-core deposits and borrowings with less expensive core deposits.
In late November 2018, BankMobile's first White Label banking partnership went live in beta test phase, offering BankMobile's best in class banking products to the partner's broad customer base. At March 31, 2019, the partnership had generated over $11.0 million in total deposits during the beta test phase with no advertising. On April 18, 2019, T-Mobile "launched" the first phase of its national marketing plan and, in the first weeks, new account openings have exceeded expectations. Customers expects significant account openings and deposit growth through the remainder of 2019.
First Quarter Events of Note
Customers reported net income available to common shareholders of $11.8 million, or $0.38 per diluted share for the three months ended March 31, 2019. Total assets were $10.1 billion at March 31, 2019, an increase of $0.3 billion from December 31, 2018. The increase in total assets was primarily driven by a $0.2 billion increase in total loans and leases. Commercial and industrial loans (including owner occupied commercial real estate) increased $87.0 million, or 4.5%, residential real estate loans increased $58.5 million, or 10.3%, and other consumer loans increased $79.1 million, or 107%. As planned, multi-family loans decreased $73.0 million.
Asset quality remained exceptional with NPLs of $22.8 million, or 0.26% of total loans and leases, and total non-performing assets (NPLs and OREO) only 0.23% of total assets at March 31, 2019, reflecting Customers' conservative lending practices and continued focus on credit risk management. Customers' level of NPLs to total loans and leases at March 31, 2019 remained well below industry average NPLs to total loans and leases of 1.11% and Customers' peer group NPLs to total loans and leases of 0.74% (peer data is the most recent period available from S&P Global Market Intelligence). Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at March 31, 2019. Customers Bancorp's Tier 1 leverage ratio was 10.01%, and its total risk-based capital ratio was 12.92%, at March 31, 2019.

Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change	Percentage Change
Net interest income	$59,304	$65,031	$(5,727)	(8.8)%
Provision for loan and lease losses	4,767	2,117	2,650	125.2%
Total non-interest income	19,718	20,910	(1,192)	(5.7)%
Total non-interest expense	53,984	52,280	1,704	3.3%
Income before income taxes	20,271	31,544	(11,273)	(35.7)%
Income tax expense	4,831	7,402	(2,571)	(34.7)%
Net income	15,440	24,142	(8,702)	(36.0)%
Preferred stock dividends	3,615	3,615	—	—%
Net income available to common shareholders	$11,825	$20,527	$(8,702)	(42.4)%
Customers reported net income available to common shareholders of $11.8 million for the three months ended March 31, 2019, compared to $20.5 million for the three months ended March 31, 2018. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were as follows:
Net interest income
The $5.7 million decrease in net interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from a reduction of $0.6 billion in average interest-earning assets, and the narrowing of NIM by eight basis points to 2.59% for the three months ended March 31, 2019 from 2.67% for the three months ended March 31, 2018. The NIM compression was primarily driven by higher funding costs as the cost of interest-bearing liabilities increased by 69 basis points for the three months ended March 31, 2019, partially offset by a 44 basis point increase in the yield of interest-earnings assets compared to the three months ended March 31, 2018. Given the four Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, the cost of total deposits increased 62 basis points to 1.75 % and borrowing costs increased 73 basis points to 2.98% for the three months ended March 31, 2019.
Provision for loan and lease losses
The $2.7 million increase in the provision for loan and lease losses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, reflects Customers' initiative to increase consumer and commercial and industrial loans. The provision for loan and lease losses for the three months ended March 31, 2019 included $4.2 million for loan growth in the consumer and commercial and industrial loan and lease portfolios, net of the multi-family and commercial real estate loan run-off (including $4.0 million relating to increases in residential mortgages and consumer loans) and $0.6 million for impaired loan provisions. The provision for loan and lease losses in the three months ended March 31, 2018 included provisions of $0.9 million for loan and lease portfolio growth and $1.3 million for impaired loan provisions, offset in part by a $0.2 million release resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the three months ended March 31, 2019 were $1.1 million, or 5 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $0.6 million, or 3 basis points on an annualized basis for the three months ended March 31, 2018.
Non-interest income
The $1.2 million decrease in non-interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from decreases of $1.4 million in gains on sales of SBA loans, $0.9 million in interchange and card revenue, and a reduction in mortgage warehouse transaction fees of $0.6 million. These decreases were offset in part by an increase in commercial lease income of $1.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Non-interest expense
The $1.7 million increase in non-interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from increases of $2.0 million in technology, communication, and bank operations, $1.1 million in commercial lease depreciation, $0.9 million in salaries and employee benefits, and $0.4 million in advertising and promotion. These increases were offset in part by decreases of $1.4 million in professional services, and $1.0 million in other non-interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Income tax expense
Customers' effective tax rate was 23.8% for the three months ended March 31, 2019 compared to 23.5% for the three months ended March 31, 2018. The increase in the effective tax rate primarily resulted from the income tax expense from restricted stock units that vested during the three months ended March 31, 2019.
Preferred stock dividends
Preferred stock dividends were $3.6 million for the three months ended March 31, 2019 and 2018, respectively. There were no changes to the amount of preferred stock outstanding or the dividends paid during the three months ended March 31, 2019 and 2018.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income and related interest spread and net interest margin for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019			2018
(amounts in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost
Assets
Interest-earning deposits	$85,263	$530	2.52%	$184,033	$694	1.53%
Investment securities (1)	691,823	6,241	3.61%	1,085,429	8,672	3.20%
Loans and leases:
Commercial loans to mortgage companies	1,264,478	15,753	5.05%	1,591,749	18,394	4.69%
Multi-family loans	3,253,792	30,376	3.79%	3,637,929	33,312	3.71%
Commercial and industrial loans and leases (2)	1,921,139	24,332	5.14%	1,653,655	17,687	4.34%
Non-owner occupied commercial real estate loans	1,169,333	12,896	4.47%	1,281,502	13,200	4.18%
All other loans	812,043	9,759	4.87%	330,100	3,338	4.10%
Total loans and leases (3)	8,420,785	93,116	4.48%	8,494,935	85,931	4.10%
Other interest-earning assets	80,542	1,188	5.98%	116,823	1,667	5.79%
Total interest-earning assets	9,278,413	101,075	4.41%	9,881,220	96,964	3.97%
Non-interest-earning assets	481,116			394,487
Total assets	$9,759,529			$10,275,707
Liabilities
Interest checking accounts	$815,072	3,815	1.90%	$499,245	1,432	1.16%
Money market deposit accounts	3,144,888	17,338	2.24%	3,402,963	11,471	1.37%
Other savings accounts	380,911	1,900	2.02%	37,496	25	0.27%
Certificates of deposit	1,552,153	8,172	2.14%	1,872,351	6,865	1.49%
Total interest-bearing deposits	5,893,024	31,225	2.15%	5,812,055	19,793	1.38%
Borrowings	1,432,685	10,546	2.98%	2,182,463	12,140	2.25%
Total interest-bearing liabilities	7,325,709	41,771	2.31%	7,994,518	31,933	1.62%
Non-interest-bearing deposits	1,360,815			1,278,947
Total deposits and borrowings	8,686,524		1.95%	9,273,465		1.39%
Other non-interest-bearing liabilities	104,401			75,307
Total liabilities	8,790,925			9,348,772
Shareholders’ equity	968,604			926,935
Total liabilities and shareholders’ equity	$9,759,529			$10,275,707
Net interest earnings		59,304			65,031
Tax-equivalent adjustment (4)		181			171
Net interest earnings		$59,485			$65,202
Interest spread			2.46%			2.58%
Net interest margin			2.59%			2.66%
Net interest margin tax equivalent (4)			2.59%			2.67%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for OTTI and amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.

(4)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended March 31, 2019 and 2018, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Increase (decrease) due to change in
(amounts in thousands)	Rate	Volume	Total
Interest income:
Interest-earning deposits	$318	$(482)	$(164)
Investment securities	987	(3,418)	(2,431)
Loans and leases:
Commercial loans to mortgage companies	1,340	(3,981)	(2,641)
Multi-family loans	694	(3,630)	(2,936)
Commercial and industrial loans and leases	3,539	3,106	6,645
Non-owner occupied commercial real estate loans	888	(1,192)	(304)
All other loans	732	5,689	6,421
Total loans and leases	7,193	(8)	7,185
Other interest-earning assets	53	(532)	(479)
Total interest income	8,551	(4,440)	4,111
Interest expense:
Interest checking accounts	1,196	1,187	2,383
Money market deposit accounts	6,798	(932)	5,866
Other savings accounts	777	1,098	1,875
Certificates of deposit	2,629	(1,322)	1,307
Total interest-bearing deposits	11,400	31	11,431
Borrowings	3,267	(4,860)	(1,593)
Total interest expense	14,667	(4,829)	9,838
Net interest income	$(6,116)	$389	$(5,727)
Net interest income for the three months ended March 31, 2019 was $59.3 million, a decrease of $5.7 million, or 8.8%, from net interest income of $65.0 million for the three months ended March 31, 2018, as NIM narrowed by eight basis points to 2.59% for first quarter 2019 compared to 2.67% for first quarter 2018. The NIM compression largely resulted from a 69 basis point increase in the cost of interest-bearing liabilities, partially offset by a 44 basis point increase in the yield of interest-earning assets. Given the four Federal Reserve interest rate hikes in 2018 and the associated increase in market interest rates, the cost of total deposits increased 62 basis points to 1.75% and borrowings costs increased 73 basis points to 2.98%. The yield on commercial and industrial loans and leases increased 80 basis points given higher market interest rates. The 77 basis point increase in the yield on "all other loans" principally reflects the purchase of residential mortgages and consumer loans totaling $132.5 million in first quarter 2019.
Total loans and leases decreased $73.2 million, or 0.8%, to $8.7 billion at March 31, 2019 compared to the year-ago period, reflecting Customers' efforts to favorably mix the composition of its loan and lease portfolio. Commercial and industrial loans and leases, excluding commercial loans to mortgage companies, increased $334.8 million, or 20.3%, to $2.0 billion; residential mortgages and other consumer loans increased $549.8 million, or 238.9%, to $779.8 million; multi-family loans decreased $433.1 million, or 11.9%, to $3.2 billion; commercial real estate non-owner-occupied loans decreased $88.6 million, or 7.4%, to $1.1 billion; and commercial loans to mortgage companies decreased $396.0 million, or 20.5%, to $1.5 billion.
Total deposits increased $382.9 million, or 5.4%, to $7.4 billion at March 31, 2019 compared to the year-ago period. Total demand deposits increased $412.6 million, or 23.3%, to $2.2 billion; savings and money market deposits increased $301.0 million, or 8.9%, to $3.7 billion; and certificates of deposit accounts decreased $330.7 million, or 17.5%, to $1.6 billion. In July 2018, Customers launched a new digital, on-line banking product with a goal of gathering retail deposits. As of March 31, 2019, this new business generated $360.8 million in retail deposits, an increase of $27.5 million since December 31, 2018.

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses increased $2.7 million to $4.8 million for the three months ended March 31, 2019, compared to $2.1 million for the same period in 2018, reflecting Customers' initiatives to increase consumer and commercial and industrial loans and leases. The provision for loan and lease losses in first quarter 2019 included $4.2 million for growth in the consumer and commercial and industrial loan and lease portfolios, net of the multi-family and commercial real estate loan run-off (including $4.0 million relating to increases in residential mortgages and consumer loans) and $0.6 million for impaired loan provisions. The provision for loan and lease losses in first quarter 2018 included provisions of $0.9 million for loan and lease portfolio growth and $1.3 million for impaired loan provisions, offset in part by a $0.2 million release resulting from improved asset quality and lower incurred losses than previously estimated.
For more information about the provision and ALLL and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change	Percentage Change
Interchange and card revenue	$8,806	$9,661	$(855)	(8.9)%
Deposit fees	2,209	2,092	117	5.6%
Commercial lease income	2,401	862	1,539	178.5%
Bank-owned life insurance	1,816	2,031	(215)	(10.6)%
Mortgage warehouse transactional fees	1,314	1,887	(573)	(30.4)%
Gain (loss) on sale of SBA and other loans	—	1,361	(1,361)	(100.0)%
Mortgage banking income	167	121	46	38.0%
Other	3,005	2,895	110	3.8%
Total non-interest income	$19,718	$20,910	$(1,192)	(5.7)%
Interchange and card revenue
The $0.9 million decrease in interchange and card revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from lower activity volumes at the BankMobile segment.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.5 million increase in commercial lease income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $0.6 million decrease in mortgage warehouse transactional fees for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from a 30% decrease in the number of loans funded during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as increasing interest rates reduced the volume of mortgage loan originations and refinancings.
Gain (loss) on sale of SBA and other loans
The $1.4 million decrease in gains on sales of SBA and other loans for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 reflects a strategic shift to retain SBA loans on our balance sheet.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change	Percentage Change
Salaries and employee benefits	$25,823	$24,925	$898	3.6%
Technology, communication, and bank operations	11,953	9,943	2,010	20.2%
Professional services	4,573	6,008	(1,435)	(23.9)%
Occupancy	2,903	2,834	69	2.4%
Commercial lease depreciation	1,923	815	1,108	136.0%
FDIC assessments, non-income taxes, and regulatory fees	1,988	2,200	(212)	(9.6)%
Provision for operating losses	1,779	1,526	253	16.6%
Advertising and promotion	809	390	419	107.4%
Merger and acquisition related expenses	—	106	(106)	(100.0)%
Loan workout	320	659	(339)	(51.4)%
Other real estate owned expenses	57	40	17	42.5%
Other	1,856	2,834	(978)	(34.5)%
Total non-interest expense	$53,984	$52,280	$1,704	3.3%
Salaries and employee benefits
The $0.9 million increase in salaries and employee benefits for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from an increase in average full-time equivalent employees and annual merit increases.
Technology, communication, and bank operations
The $2.0 million increase in technology, communication, and bank operations expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from the continued investment to improve and maintain Customers' digital information technology infrastructure.
Professional services
The $1.4 million decrease in professional services for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from management's continued efforts to monitor and control expenses.
Commercial lease depreciation
The $1.1 million increase in commercial lease depreciation for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group.
Advertising and promotion
The $0.4 million increase in advertising and promotion for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from the promotion of Customers' digital banking products.
Other non-interest expense
The $1.0 million decrease in other non-interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulted from management's continued efforts to monitor and control expenses.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change	Percentage Change
Income before income tax expense	$20,271	$31,544	$(11,273)	(35.7)%
Income tax expense	4,831	7,402	(2,571)	(34.7)%
Effective tax rate	23.83%	23.47%
The $2.6 million decrease in income tax expense for the three months ended March 31, 2019 primarily resulted from a decrease in pre-tax income of $11.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million for both the three months ended March 31, 2019 and the three months ended March 31, 2018. There were no changes to the amount of preferred stock outstanding or the dividend rates from first quarter 2018 to first quarter 2019.
Financial Condition
General
Customers' total assets were $10.1 billion at March 31, 2019. This represented a $0.3 billion increase from total assets of $9.8 billion at December 31, 2018. The increase in total assets primarily resulted from increases in loans and leases receivable of $126.0 million; loans receivable, mortgage warehouse, of $74.8 million; and cash and cash equivalents of $55.5 million.
Total liabilities were $9.2 billion at March 31, 2019. This represented a $0.3 billion increase from $8.9 billion at December 31, 2018. The increase in total liabilities primarily resulted from increases in total deposits of $0.3 billion and federal funds purchased of $0.2 billion, offset in part by a reduction in FHLB advances of $0.2 billion.
The following table presents certain key condensed balance sheet data as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018	Change	Percentage Change
Cash and cash equivalents	$117,662	$62,135	$55,527	89.4%
Investment securities, at fair value	678,142	665,012	13,130	2.0%
Loans held for sale (includes $1,602 and $1,507, respectively, at fair value)	1,602	1,507	95	6.3%
Loans receivable, mortgage warehouse, at fair value	1,480,195	1,405,420	74,775	5.3%
Loans and leases receivable	7,264,049	7,138,074	125,975	1.8%
Allowance for loan and lease losses	(43,679)	(39,972)	(3,707)	9.3%
Total assets	10,143,894	9,833,425	310,469	3.2%
Total deposits	7,425,318	7,142,236	283,082	4.0%
Federal funds purchased	388,000	187,000	201,000	107.5%
FHLB advances	1,025,832	1,248,070	(222,238)	(17.8)%
Other borrowings	123,963	123,871	92	0.1%
Subordinated debt	109,002	108,977	25	—%
Total liabilities	9,165,521	8,876,609	288,912	3.3%
Total shareholders’ equity	978,373	956,816	21,557	2.3%
Total liabilities and shareholders’ equity	10,143,894	9,833,425	310,469	3.2%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  Cash and due from banks were $41.7 million and $17.7 million at March 31, 2019 and December 31, 2018, respectively.  Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $75.9 million and $44.4 million at March 31, 2019 and December 31, 2018, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), corporate securities and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, provide collateral for other borrowings and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At March 31, 2019, investment securities totaled $678.1 million compared to $665.0 million at December 31, 2018. The increase in investment securities primarily resulted from a market-driven recovery in the fair value of agency-guaranteed mortgage-backed securities and corporate securities.
For financial reporting purposes, available-for-sale debt securities are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are included in OCI and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of marketable equity securities are recorded in earnings in the period in which they occur.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business, and has announced its entry into non-QM residential mortgage lending and plans to increase its consumer lending activities. In addition, Customers has been deemphasizing its multi-family business and has significantly limited originations of loans yielding less than 5.25% in order to reduce net interest margin compression.
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
As of March 31, 2019, Customers had $7.9 billion in commercial loans outstanding, totaling approximately 90.2% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value, compared to commercial loans outstanding of $7.8 billion, comprising approximately 91.6% of its total loan and lease portfolio, at December 31, 2018.
The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized, including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. A division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
In 2009, Customers launched its lending to mortgage banking businesses products, which primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads. There was also the opportunity to attract escrow deposits and to generate fee income in this business. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2019 and December 31, 2018, commercial loans to mortgage banking businesses totaled $1.5 billion and $1.4 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to deemphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial and consumer loan portfolios with the multi-family run-off. However, Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2019, Customers had multi-family loans of $3.2 billion outstanding, comprising approximately 36.7% of the total loan and lease portfolio, compared to $3.3 billion, or approximately 38.4% of the total loan and lease portfolio, at December 31, 2018.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of March 31, 2019 and December 31, 2018, Customers had $187.8 million and $172.9 million, respectively, of equipment finance loans outstanding. As of March 31, 2019 and December 31, 2018, Customers had $56.4 million and $54.5 million of equipment finance leases, respectively. As of March 31, 2019 and December 31, 2018, Customers had $60.4 million and $54.5 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $6.7 million and $4.8 million, respectively.
Consumer Lending
Customers provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. Customers plans to expand its product offerings in real estate secured, as well as other consumer lending activities, including unsecured consumer lending. As of March 31, 2019, Customers had $857.6 million in consumer loans outstanding, or 9.8% of the total loan and lease portfolio, compared to $721.8 million, or 8.4% of the total loan and lease portfolio, as of December 31, 2018. During first quarter 2019, Customers purchased a total of $132.5 million of residential mortgage and other consumer loans from third party financial institutions or through arrangements with fintech companies.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2019 and December 31, 2018 was as follows:

(amounts in thousands)	March 31, 2019	December 31, 2018
Consumer loans:
Residential mortgage loans, at fair value	$1,602	$1,507
Loans held for sale	$1,602	$1,507
At March 31, 2019, loans held for sale totaled $1.6 million, or 0.02% of the total loan and lease portfolio, and $1.5 million, or 0.02% of the total loan and lease portfolio, at December 31, 2018. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ALLL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2019	December 31, 2018
Loans receivable, mortgage warehouse, at fair value	$1,480,195	$1,405,420
Loans receivable:
Commercial:
Multi-family	3,212,312	3,285,297
Commercial and industrial (including owner occupied commercial real estate)	2,038,229	1,951,277
Commercial real estate non-owner occupied	1,107,336	1,125,106
Construction	53,372	56,491
Total commercial loans and leases receivable	6,411,249	6,418,171
Consumer:
Residential real estate	625,066	566,561
Manufactured housing	77,778	79,731
Other	153,153	74,035
Total consumer loans receivable	855,997	720,327
Loans and leases receivable	7,267,246	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	(3,197)	(424)
Allowance for loan and lease losses	(43,679)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$8,700,565	$8,503,522
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at their fair value and loans and leases receivable which are primarily reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees, and unamortized premiums and discounts and are evaluated for impairment.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an allowance for loan and lease losses and are therefore excluded from allowance for loan and lease losses related disclosures. At March 31, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.5 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively.
Credit Risk
Customers manages credit risk by maintaining diversification in its loan and lease portfolio, establishing and enforcing prudent underwriting standards and collection efforts, and continuous and periodic loan and lease classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate ALLL. Credit losses are charged-off when they are identified, and provisions are added when it is estimated that a loss has occurred, to the ALLL at least quarterly. The ALLL is estimated at least quarterly.
The provision for loan and lease losses was $4.8 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. The ALLL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $43.7 million, or 0.60% of loans and leases receivable, at March 31, 2019 and $40.0 million, or 0.56% of loans and leases receivable, at December 31, 2018. Net charge-offs were $1.1 million for the three months ended March 31, 2019, an increase of $0.4 million compared to the same period in 2018. The increase in net charge-offs period over period was mainly driven by higher net charge-offs in the multi-family and other consumer loan portfolios, partially offset by lower net charge-offs in the residential real estate loan portfolio.
The table below presents changes in the Bank’s ALLL for the periods indicated.
Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended March 31,
(amounts in thousands)	2019	2018
Balance at the beginning of the period	$39,972	$38,015
Loan and lease charge-offs (1)
Multi-family	541	—
Commercial and industrial	—	50
Commercial real estate owner occupied	8	18
Residential real estate	40	365
Other consumer	755	256
Total Charge-offs	1,344	689
Loan and lease recoveries (1)
Commercial and industrial	119	35
Commercial real estate owner occupied	128	—
Construction	6	11
Residential real estate	7	7
Other consumer	24	3
Total Recoveries	284	56
Total net charge-offs	1,060	633
Provision for loan and lease losses	4,767	2,117
Balance at the end of the period	$43,679	$39,499

(1)	Charge-offs and recoveries on PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ALLL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date. All commercial loans, with the exception of commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ALLL. Refer to Critical Accounting Policies herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2018 Form 10-K for further discussion on management's methodology for estimating the ALLL.
Approximately 80% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”). Customers' lien position on the real estate collateral will vary on a loan-by-loan basis and will change as a result of changes in the value of the collateral. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.

These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 310-10-35 Loan Impairment and ASC 310-40 Troubled Debt Restructurings by Creditors, impaired loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the ALLL. Impaired loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the sale or operation of such collateral.
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Credit losses from originated loans and leases are absorbed by the ALLL. Credit losses from acquired loans are absorbed by the ALLL, nonaccretable difference fair value marks and cash reserves. The schedule that follows includes both loans held for sale and loans held for investment.
Asset Quality at March 31, 2019

(dollars in thousands)	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
Loan Type
Multi-family	$3,212,312	$3,206,521	$3,794	$—	$1,997	$—	$1,997	0.06%	0.06%
Commercial & Industrial (1)	2,038,229	2,020,002	4,837	326	13,064	739	13,803	0.64%	0.68%
Commercial Real Estate Non-Owner Occupied	1,107,336	1,105,226	2,008	—	102	—	102	0.01%	0.01%
Construction	53,372	53,372	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	6,411,249	6,385,121	10,639	326	15,163	739	15,902	0.24%	0.25%
Residential	625,066	613,584	5,856	52	5,574	42	5,616	0.89%	0.90%
Manufactured housing	77,778	69,309	3,845	2,700	1,924	195	2,119	2.47%	2.72%
Other consumer	153,153	152,519	507	19	108	—	108	0.07%	0.07%
Total consumer loans receivable	855,997	835,412	10,208	2,771	7,606	237	7,843	0.89%	0.92%
Deferred (fees) costs and unamortized (discounts) premiums, net	(3,197)	(3,197)	—	—	—	—	—
Loans and Leases Receivable	7,264,049	7,217,336	20,847	3,097	22,769	976	23,745	0.31%	0.33%
Loans Receivable, Mortgage Warehouse, at Fair Value	1,480,195	1,480,195	—	—	—	—	—
Total Loans Held for Sale	1,602	1,602	—	—	—	—	—
Total Portfolio	$8,745,846	$8,699,133	$20,847	$3,097	$22,769	$976	$23,745	0.26%	0.27%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at March 31, 2019 (continued)

(dollars in thousands)	Total Loans	NPL	ALL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
Loan Type
Multi-family	$3,212,312	$1,997	$10,630	$—	$10,630	0.33%	532.30%
Commercial & Industrial (1)	2,038,229	13,064	16,072	—	16,072	0.79%	123.03%
Commercial Real Estate Non-Owner Occupied	1,107,336	102	6,015	—	6,015	0.54%	5897.06%
Construction	53,372	—	584	—	584	1.09%	—%
Total commercial loans and leases receivable	6,411,249	15,163	33,301	—	33,301	0.52%	219.62%
Residential	625,066	5,574	6,572	—	6,572	1.05%	117.90%
Manufactured housing	77,778	1,924	117	527	644	0.83%	33.47%
Other consumer	153,153	108	3,689	—	3,689	2.41%	3415.74%
Total consumer loans receivable	855,997	7,606	10,378	527	10,905	1.27%	143.37%
Deferred (fees) costs and unamortized (discounts) premiums, net	(3,197)	—	—	—	—
Loans and Leases Receivable	7,264,049	22,769	43,679	527	44,206	0.61%	194.15%
Loans Receivable, Mortgage Warehouse, at Fair Value	1,480,195	—	—	—	—
Total Loans Held for Sale	1,602	—	—	—	—
Total Portfolio	$8,745,846	$22,769	$43,679	$527	$44,206	0.51%	194.15%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.
The total and lease loan portfolio was $8.7 billion at March 31, 2019 compared to $8.5 billion at December 31, 2018, $22.8 million, or 0.26% of loans and leases were non-performing at March 31, 2019 compared to $27.5 million, or 0.32% of loans and leases at December 31, 2018. The loan and lease portfolio was supported by credit reserves of $44.2 million (194.15% of NPLs and 0.51% of total loans and leases) and $40.5 million (147.16% of NPLs and 0.47% of total loans and leases), at March 31, 2019 and December 31, 2018, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018	Change	Percentage Change
Demand, non-interest bearing	$1,372,358	$1,122,171	$250,187	22.3%
Demand, interest bearing	811,490	803,948	7,542	0.9%
Savings, including MMDA	3,683,169	3,481,936	201,233	5.8%
Time, $100,000 and over	586,130	792,370	(206,240)	(26.0)%
Time, other	972,171	941,811	30,360	3.2%
Total deposits	$7,425,318	$7,142,236	$283,082	4.0%
Total deposits were $7.4 billion at March 31, 2019, an increase of $0.3 billion, or 4.0%, from $7.1 billion at December 31, 2018. Transaction deposits increased by $0.5 billion, or 8.5%, to $5.9 billion at March 31, 2019, from $5.4 billion at December 31, 2018. This increase was primarily driven by Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $0.3 billion, interest bearing demand deposits of $7.5 million, and savings, including MMDA, by $0.2 billion. These increases were offset in part by a decrease in time deposits of $0.2 billion, or 10.1% to $1.6 billion at March 31, 2019, from $1.7 billion at December 31, 2018.
At March 31, 2019, the Bank had $1.3 billion in state and municipal deposits to which it had pledged $1.3 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of March 31, 2019 and December 31, 2018, total outstanding borrowings were $1.6 billion and $1.7 billion, respectively, which represented a decrease of $21.1 million, or 1.3%.
SHAREHOLDERS' EQUITY
Shareholders’ equity increased $21.6 million, or 2.3%, to $978.4 million at March 31, 2019 when compared to shareholders' equity of $956.8 million at December 31, 2018. The primary components of the net increase were as follows:

•	net income of $15.4 million for the three months ended March 31, 2019;

•	OCI of $7.7 million for the three months ended March 31, 2019, arising primarily from unrealized gains on available-for-sale debt securities;

•	share-based compensation expense of $2.1 million for the three months ended March 31, 2019; and

•	issuance of common stock under share-based compensation arrangements of $0.5 million for the three months ended March 31, 2019.
The increases were offset in part by:

•	preferred stock dividends of $3.6 million for the three months ended March 31, 2019; and

•	repurchases of shares of Customers' common stock totaling $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan and lease commitments, and for other operating purposes.  Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest rate sensitivity and capital position, and strives to maintain a strong liquidity position.
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional liquidity funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB. As of March 31, 2019, Customers' borrowing capacity with the FHLB was $4.2 billion, of which $1.0 billion was utilized in borrowings and $1.4 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2018, Customers' borrowing capacity with the FHLB was $4.1 billion, of which $1.2 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2019 and December 31, 2018, Customers' borrowing capacity with the FRB was $148.3 million and $102.5 million, respectively.
The table below summarizes Customers' cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(amounts in thousands)	2019	2018	Change	Percentage Change
Net cash provided by (used in) operating activities	$(6,012)	$33,339	$(39,351)	(118.0)%
Net cash provided by (used in) investing activities	(196,297)	(883,577)	687,280	(77.8)%
Net cash provided by (used in) financing activities	257,836	919,326	(661,490)	(72.0)%
Net increase (decrease) in cash and cash equivalents	$55,527	$69,088	$(13,561)	(19.6)%
Cash flows provided by (used in) operating activities
Cash used in operating activities of $6.0 million for the three months ended March 31, 2019 primarily resulted from an increase of $28.1 million in accrued interest receivable and other assets, offset in part by net income of $15.4 million. Cash provided by operating activities of $33.3 million for the three months ended March 31, 2018 primarily resulted in net income of $24.1 million.

Cash flows provided by (used in) investing activities
Cash used in investing activities of $196.3 million for the three months ended March 31, 2019 resulted from purchases of loans of $129.3 million, net originations of mortgage warehouse loans of $74.8 million, and purchases of leased assets under operating leases of $7.8 million. These uses of cash were offset in part by cash provided by net proceeds from FHLB, FRB, and other restricted stock of $9.3 million.
Cash used in investing activities of $883.6 million for the three months ended March 31, 2018 primarily resulted from purchases of investment securities available for sale of $756.2 million, net originations of mortgage warehouse loans of $81.4 million, a net decrease in loans and leases of $47.0 million, net purchases of FHLB, FRB, and other restricted stock of $24.4 million, and purchases of leased assets under operating leases of $2.8 million. These uses of cash were offset in part by proceeds from loan sales of $16.5 million, and proceed from maturities, calls and principal repayments of securities available for sale totaling $11.5 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $257.8 million for the three months ended March 31, 2019 primarily resulted from increases in deposits of $283.1 million and federal funds purchased of $201.0 million, partially offset by repayments of short-term borrowed funds from the FHLB of $222.2 million and preferred stock dividends paid of $3.6 million.
Cash provided by financing activities of $919.3 million for the three months ended March 31, 2018 primarily resulted from increases in short-term borrowed funds from the FHLB of $640.8 million, deposits of $242.3 million, and federal funds purchased of $40.0 million, partially offset by preferred stock dividends paid of $3.6 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2019 and December 31, 2018, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$759,887	8.914%	$383,603	4.500%	N/A	N/A	$596,715	7.000%
Customers Bank	$1,070,664	12.574%	$383,186	4.500%	$553,491	6.500%	$596,068	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$977,339	11.465%	$511,470	6.000%	N/A	N/A	$724,583	8.500%
Customers Bank	$1,070,664	12.574%	$510,915	6.000%	$681,220	8.000%	$723,796	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,101,041	12.916%	$691,960	8.000%	N/A	N/A	$895,073	10.500%
Customers Bank	$1,223,727	14.371%	$681,220	8.000%	$851,525	10.000%	$894,101	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$977,339	10.006%	$390,685	4.000%	N/A	N/A	$390,685	4.000%
Customers Bank	$1,070,664	10.969%	$390,430	4.000%	$488,038	5.000%	$390,430	4.000%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of March 31, 2019, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 8 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.
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
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments.  The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments.  Because they involve credit risk similar to extending a loan or lease, commitments to extend credit are subject to the Bank’s credit policy and other underwriting standards.
As of March 31, 2019 and December 31, 2018, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	March 31, 2019	December 31, 2018
Commitments to fund loans and leases	$181,385	$345,608
Unfunded commitments to fund mortgage warehouse loans	1,494,055	1,537,900
Unfunded commitments under lines of credit and credit card	949,087	867,131
Letters of credit	40,453	55,659
Other unused commitments	4,822	4,822
Commitments to fund loans and leases, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit, letters of credit, and credit cards are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
Commitments to fund loans and leases and unfunded commitments under lines of credit may be obligations of the Bank as long as there is no violation of any condition established in the contract.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if the Bank deems it necessary upon extension of credit, is based upon management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
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
Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.
Effect of Government Monetary Policies
Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve Board is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans and leases, investments, and deposits, and their use may also affect rates charged on loans and leases or paid for deposits.
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
Customers uses two complementary methods to analyze and measure interest-rate sensitivity as part of the overall management of interest rate risk; they are income simulation modeling and estimates of EVE.  The combination of these two methods provides a reasonably comprehensive summary of the levels of interest rate risk of Customers' exposure to time factors and changes in interest rate environments.

Income simulation modeling is used to measure interest rate sensitivity and manage interest rate risk.  Income simulation considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield-curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income simulation modeling, Customers has estimated the net interest income for the period ending March 31, 2020, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2019. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the period ending March 31, 2020, resulting from changes in interest rates.
Net change in net interest income

Rate Shocks	% Change
Up 3%	(10.6)%
Up 2%	(6.5)%
Up 1%	(2.9)%
Down 1%	2.5%
Down 2%	4.3%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2019, resulting from shocks to interest rates.

Rate Shocks	From base
Up 3%	(18.7)%
Up 2%	(10.6)%
Up 1%	(4.3)%
Down 1%	2.5%
Down 2%	4.5%
The net changes in EVE in all scenarios are within Customers Bank's interest rate risk policy guidelines.
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2019.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2019, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 13 – LEGAL CONTINGENCIES” to the consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2018 Form 10-K. There are no material changes from the risk factors included within the 2018 Form 10-K. The risks described within the 2018 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, the Bancorp's board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers is authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. The repurchase program has no expiration date but may be suspended, modified or discontinued at any time, and the Bancorp has no obligation to repurchase any amount of its common stock under the program. As of March 31, 2019, there are no remaining authorized shares for stock repurchases under this program.
Common stock repurchase activity during the first quarter 2019 was as follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	31,159	$18.35	31,159	—
February 1 - February 28, 2019	—	—	—	—
March 1 - March 31, 2019	—	—	—	—
Total	31,159	$18.35	31,159
Dividends of Common Stock
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

4.3	Form of Warrant issued by Berkshire Bancorp, Inc., incorporated by reference to Exhibit 10.23 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

4.4
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, As Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

May 9, 2019	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

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

4.3	Form of Warrant issued by Berkshire Bancorp, Inc., incorporated by reference to Exhibit 10.23 to the Customers Bancorp Form S-1/A filed with the SEC on April 25, 2012

4.4
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, As Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.