Form 10-Q
period 2019-06-30
Customers Bancorp, Inc.
filed 2019-08-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 2, 2019, 31,228,622 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69

Item 4.	Controls and Procedures	71

PART II

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

SIGNATURES		75

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ASC	Accountings Standards Codification
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BOLI	Bank-owned life insurance
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DOE	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FMV	Fair Market Value
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GNMA	Government National Mortgage Association
GLBA	Gramm-Leach-Bliley Act of 1999
HECM	Home Equity Conversion Mortgage
IRS	Internal Revenue Service
LIHTC	Low-Income Housing Tax Credit
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
Non-QM	Non-qualified mortgage
NPA	Non-performing asset
NPL	Non-performing loan
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased Credit-Impaired
ROU	Right-of-use
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission

TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	United States Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$24,757	$17,696
Interest-earning deposits	71,038	44,439
Cash and cash equivalents	95,795	62,135
Investment securities, at fair value	708,359	665,012
Loans held for sale (includes $4,372 and $1,507, respectively, at fair value)	5,697	1,507
Loans receivable, mortgage warehouse, at fair value	2,001,540	1,405,420
Loans and leases receivable	7,714,106	7,138,074
Allowance for loan and lease losses	(48,388)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	9,667,258	8,503,522
FHLB, Federal Reserve Bank, and other restricted stock	101,947	89,685
Accrued interest receivable	38,506	32,955
Bank premises and equipment, net	10,095	11,063
Bank-owned life insurance	268,682	264,559
Other real estate owned	1,076	816
Goodwill and other intangibles	15,847	16,499
Other assets	269,165	185,672
Total assets	$11,182,427	$9,833,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,380,698	$1,122,171
Interest-bearing	6,805,079	6,020,065
Total deposits	8,185,777	7,142,236
Federal funds purchased	406,000	187,000
FHLB advances	1,262,100	1,248,070
Other borrowings	99,055	123,871
Subordinated debt	109,026	108,977
Accrued interest payable and other liabilities	129,064	66,455
Total liabilities	10,191,022	8,876,609
Commitments and contingencies (NOTE 13)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,482,642 and 32,252,488 shares issued as of June 30, 2019 and December 31, 2018; 31,202,023 and 31,003,028 shares outstanding as of June 30, 2019 and December 31, 2018	32,483	32,252
Additional paid in capital	439,067	434,314
Retained earnings	334,157	316,651
Accumulated other comprehensive loss, net	(9,993)	(22,663)
Treasury stock, at cost (1,280,619 and 1,249,460 shares as of June 30, 2019 and December 31, 2018)	(21,780)	(21,209)
Total shareholders’ equity	991,405	956,816
Total liabilities and shareholders’ equity	$11,182,427	$9,833,425
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans and leases	$103,567	$95,240	$196,683	$181,171
Investment securities	6,481	9,765	12,722	18,437
Other	1,902	2,634	3,620	4,996
Total interest income	111,950	107,639	213,025	204,604
Interest expense:
Deposits	35,980	24,182	67,204	43,975
FHLB advances	7,607	11,176	12,900	18,256
Subordinated debt	1,684	1,684	3,369	3,369
Other borrowings	2,000	3,275	5,569	6,651
Total interest expense	47,271	40,317	89,042	72,251
Net interest income	64,679	67,322	123,983	132,353
Provision for loan and lease losses	5,346	(784)	10,113	1,333
Net interest income after provision for loan and lease losses	59,333	68,106	113,870	131,020
Non-interest income:
Interchange and card revenue	6,760	6,382	15,565	16,043
Deposit fees	3,348	1,632	5,557	3,724
Commercial lease income	2,730	1,091	5,131	1,953
Bank-owned life insurance	1,836	1,869	3,653	3,900
Mortgage warehouse transactional fees	1,681	1,967	2,995	3,854
Gain on sale of SBA and other loans	—	947	—	2,308
Mortgage banking income	250	205	417	325
Loss upon acquisition of interest-only GNMA securities	(7,476)	—	(7,476)	—
Other	2,907	2,034	5,912	4,930
Total non-interest income	12,036	16,127	31,754	37,037
Non-interest expense:
Salaries and employee benefits	26,920	27,748	52,743	52,673
Technology, communication, and bank operations	12,402	11,322	24,355	21,266
Professional services	5,718	3,811	10,291	9,820
Occupancy	3,064	3,141	5,967	5,975
Commercial lease depreciation	2,252	920	4,174	1,735
FDIC assessments, non-income taxes, and regulatory fees	2,157	2,135	4,145	4,335
Provision for operating losses	2,446	1,233	4,225	2,759
Advertising and promotion	1,360	319	2,169	709
Merger and acquisition related expenses	—	869	—	975
Loan workout	643	648	963	1,307
Other real estate owned expenses (income)	(14)	58	43	98
Other	2,634	1,546	4,491	4,379
Total non-interest expense	59,582	53,750	113,566	106,031
Income before income tax expense	11,787	30,483	32,058	62,026
Income tax expense	2,491	6,820	7,323	14,222
Net income	9,296	23,663	24,735	47,804
Preferred stock dividends	3,615	3,615	7,229	7,229
Net income available to common shareholders	$5,681	$20,048	$17,506	$40,575
Basic earnings per common share	$0.18	$0.64	$0.56	$1.29
Diluted earnings per common share	$0.18	$0.62	$0.55	$1.26
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,296	$23,663	$24,735	$47,804
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses) arising during the period	20,755	(12,190)	38,572	(46,288)
Income tax effect	(5,397)	3,170	(10,029)	12,035
Net unrealized gains (losses) on available-for-sale debt securities	15,358	(9,020)	28,543	(34,253)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(14,102)	1,895	(21,041)	2,768
Income tax effect	3,667	(492)	5,471	(719)
Reclassification adjustment for (gains) losses included in net income	4	(259)	(409)	(128)
Income tax effect	(1)	67	106	33
Net unrealized gains (losses) on cash flow hedges	(10,432)	1,211	(15,873)	1,954
Other comprehensive income (loss), net of income tax effect	4,926	(7,809)	12,670	(32,299)
Comprehensive income (loss)	$14,222	$15,854	$37,405	$15,505

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2019	9,000,000	$217,471	31,131,247	$32,412	$436,713	$328,476	$(14,919)	$(21,780)	$978,373
Net income	—	—	—	—	—	9,296	—	—	9,296
Other comprehensive income (loss)	—	—	—	—	—	—	4,926	—	4,926
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	2,315	—	—	—	2,315
Issuance of common stock under share-based compensation arrangements	—	—	70,776	71	39	—	—	—	110
Balance, June 30, 2019	9,000,000	$217,471	31,202,023	$32,483	$439,067	$334,157	$(9,993)	$(21,780)	$991,405

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2018	9,000,000	$217,471	31,466,271	$31,997	$424,099	$279,942	$(26,188)	$(8,233)	$919,088
Net income	—	—	—	—	—	23,663	—	—	23,663
Other comprehensive income (loss)	—	—	—	—	—	—	(7,809)	—	(7,809)
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	1,875	—	—	—	1,875
Issuance of common stock under share-based compensation arrangements	—	—	203,372	203	2,822	—	—	—	3,025
Balance, June 30, 2018	9,000,000	$217,471	31,669,643	$32,200	$428,796	$299,990	$(33,997)	$(8,233)	$936,227
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED (CONTINUED)
(amounts in thousands, except shares outstanding data)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	24,735	—	—	24,735
Other comprehensive income (loss)	—	—	—	—	—	—	12,670	—	12,670
Preferred stock dividends	—	—	—	—	—	(7,229)	—	—	(7,229)
Share-based compensation expense	—	—	—	—	4,425	—	—	—	4,425
Issuance of common stock under share-based compensation arrangements	—	—	230,154	231	328	—	—	—	559
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, June 30, 2019	9,000,000	$217,471	31,202,023	$32,483	$439,067	$334,157	$(9,993)	$(21,780)	$991,405

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	47,804	—	—	47,804
Other comprehensive income (loss)	—	—	—	—	—	—	(32,299)	—	(32,299)
Preferred stock dividends	—	—	—	—	—	(7,229)	—		(7,229)
Share-based compensation expense	—	—	—	—	3,661	—	—	—	3,661
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based compensation arrangements	—	—	281,898	282	2,932	—	—	—	3,214
Balance, June 30, 2018	9,000,000	$217,471	31,669,643	$32,200	$428,796	$299,990	$(33,997)	$(8,233)	$936,227
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$24,735	$47,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	10,113	1,333
Depreciation and amortization	8,884	6,716
Share-based compensation expense	4,900	4,384
Deferred taxes	(681)	4,172
Net amortization of investment securities premiums and discounts	421	813
Unrealized (gain) loss on equity securities	345	296
Loss upon acquisition of interest-only GNMA securities	7,476	—
(Gain) loss on sale of SBA and other loans	(304)	(2,572)
Origination of loans held for sale	(22,152)	(11,554)
Proceeds from the sale of loans held for sale	19,591	12,640
Amortization of fair value discounts and premiums	232	85
Net (gain) loss on sales of other real estate owned	—	(28)
Valuation and other adjustments to other real estate owned	31	78
Earnings on investment in bank-owned life insurance	(3,653)	(3,900)
(Increase) decrease in accrued interest receivable and other assets	(63,311)	(7,857)
Increase (decrease) in accrued interest payable and other liabilities	16,502	13,061
Net Cash Provided By (Used In) Operating Activities	3,129	65,471
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	11,616	26,216
Purchases of investment securities available for sale	—	(763,242)
Origination of mortgage warehouse loans	(12,246,471)	(14,260,621)
Proceeds from repayments of mortgage warehouse loans	11,624,062	14,123,291
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(22,665)	(18,680)
Proceeds from sales of loans	—	29,038
Purchase of loans	(555,587)	(278,508)
Proceeds from bank-owned life insurance	—	529
Net purchases of FHLB, Federal Reserve Bank, and other restricted stock	(12,262)	(30,148)
Purchases of bank premises and equipment	(345)	(608)
Proceeds from sales of other real estate owned	—	28
Purchases of leased assets under lessor operating leases	(11,672)	(6,486)
Net Cash Provided By (Used In) Investing Activities	(1,213,324)	(1,179,191)
Cash Flows from Financing Activities
Net increase in deposits	1,043,541	495,812
Net increase (decrease) in short-term borrowed funds from the FHLB	(335,970)	777,937
Net increase (decrease) in federal funds purchased	219,000	(50,000)
Proceeds from long-term borrowed funds from the FHLB	350,000	—
Repayments of other borrowings	(25,000)	—
Preferred stock dividends paid	(7,229)	(7,229)
Exercise of warrants	—	112
Purchase of treasury stock	(571)	—
Payments of employee taxes withheld from share-based awards	(1,210)	(700)
Proceeds from issuance of common stock	1,294	3,191
Net Cash Provided By (Used In) Financing Activities	1,243,855	1,219,123
Net Increase (Decrease) in Cash and Cash Equivalents	33,660	105,403
Cash and Cash Equivalents – Beginning	62,135	146,323
Cash and Cash Equivalents – Ending	$95,795	$251,726

	(continued)

Supplementary Cash Flows Information:
Interest paid	$85,560	$73,162
Income taxes paid	3,005	4,174
Non-cash items:
Transfer of loans to other real estate owned	$291	$57
Transfer of loans held for sale to held for investment	—	129,691
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	17,157	—
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	1,325	—
University relationship intangible purchased not settled	—	1,502
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2018 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2018 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 (the "2018 Form 10-K"). The 2018 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable; Purchased Loans; ALLL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Segment Information; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; Loss Contingencies; and Collaborative Arrangements. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and six months ended June 30, 2019, with the exception of the adoption of ASU 2016-02, Leases as described below in accounting standards adopted in 2019 and the election of the fair value option, upon acquisition on June 28, 2019, for certain interest-only classes of Ginnie Mae guaranteed home equity conversion mortgage-backed securities ("interest-only GNMA securities") that served as the primary collateral for loans made to one commercial mortgage warehouse customer, as further described in NOTE 5 - INVESTMENT SECURITIES. As the interest-only GNMA securities are carried at their current fair value, changes in fair value are reported in non-interest income. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

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

•  Customers intends to adopt this guidance on its effective date and does not expect the adoption of this guidance to materially impact its financial condition, results of operations and consolidated financial statements.

ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments Issued June 2016
•  Requires an entity to utilize a new impairment model known as the CECL model to estimate lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset (including held-to-maturity debt securities), presents the net amount expected to be collected on the financial asset.
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
•  In May 2019, the FASB issued ASU 2019-05 "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," which provides entities that have certain instruments within the scope of Topic 326 with an option to irrevocably elect the fair value option in Subtopic 825, Financial Instruments. This relief is to be applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326.
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
•  Customers began to run the new model parallel to its current ALLL model during second quarter 2019 and continues to evaluate the results and assumptions.
•   The adoption of this ASU will result in an increase to Customers' ALLL which will depend upon the nature and characteristics of Customers' loan and lease portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date.
•  Customers does not intend to early adopt this new guidance.

NOTE 3 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2019	2018	2019	2018
Net income available to common shareholders	$5,681	$20,048	$17,506	$40,575

Weighted-average number of common shares outstanding - basic	31,154,292	31,564,893	31,101,037	31,495,082
Share-based compensation plans	471,449	807,258	446,985	823,245
Warrants	—	8,511	—	8,566
Weighted-average number of common shares - diluted	31,625,741	32,380,662	31,548,022	32,326,893

Basic earnings per common share	$0.18	$0.64	$0.56	$1.29
Diluted earnings per common share	$0.18	$0.62	$0.55	$1.26

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation awards	2,246,181	1,069,225	2,301,663	1,069,225

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended June 30, 2019
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - March 31, 2019	$(8,556)	$—	$(8,556)	$(6,363)	$(14,919)
Other comprehensive income (loss) before reclassifications	15,358	—	15,358	(10,435)	4,923
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	3	3
Net current-period other comprehensive income	15,358	—	15,358	(10,432)	4,926
Balance - June 30, 2019	$6,802	$—	$6,802	$(16,795)	$(9,993)

	Six Months Ended June 30, 2019
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2018	$(21,741)	$—	$(21,741)	$(922)	$(22,663)
Other comprehensive income (loss) before reclassifications	28,543	—	28,543	(15,570)	12,973
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	(303)	(303)
Net current-period other comprehensive income (loss)	28,543	—	28,543	(15,873)	12,670
Balance - June 30, 2019	$6,802	$—	$6,802	$(16,795)	$(9,993)

(1)
Reclassification amounts for available-for-sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income. During the three and six months ended June 30, 2019 there were no sales of investment securities. Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income. During the three and six months ended June 30, 2019, reclassification amounts of $4 thousand ($3 thousand net of taxes) and $409 thousand ($303 thousand net of taxes) were reported as an increase and as a reduction, respectively, to interest expense for the applicable hedged items on the consolidated statements of income.

	Three Months Ended June 30, 2018
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - March 31, 2018	$(26,691)	$—	$(26,691)	$503	$(26,188)
Other comprehensive income (loss) before reclassifications	(9,020)	—	(9,020)	1,403	(7,617)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	(192)	(192)
Net current-period other comprehensive income (loss)	(9,020)	—	(9,020)	1,211	(7,809)
Balance - June 30, 2018	$(35,711)	$—	$(35,711)	$1,714	$(33,997)

	Six Months Ended June 30, 2018
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (2)	(256)	—	(256)	(42)	(298)
Reclassification of net unrealized gains on equity securities (2)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassifications on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Other comprehensive income (loss) before reclassifications	(34,253)	—	(34,253)	2,049	(32,204)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	—	—	—	(95)	(95)
Net current-period other comprehensive income	(34,253)	—	(34,253)	1,954	(32,299)
Balance - June 30, 2018	$(35,711)	$—	$(35,711)	$1,714	$(33,997)

(1)
Reclassification amounts for available-for-sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income. During the three and six months ended June 30, 2018, there were no sales of investment securities. Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income. During the three and six months ended June 30, 2018, reclassification amounts of $259 thousand ($192 thousand net of taxes) and $128 thousand ($95 thousand net of taxes) were reported as reductions to interest expense for the applicable hedged items on the consolidated statements of income.

(2)
Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in AOCI of $1.3 million and a corresponding increase in retained earnings for the same amount.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of June 30, 2019 and December 31, 2018 are summarized in the tables below:

	June 30, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$299,370	$2,023	$(2)	$301,391
Corporate notes (1)	381,267	8,574	(1,403)	388,438
Available-for-sale debt securities	$680,637	$10,597	$(1,405)	689,829
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities (2)				17,157
Equity securities (3)				1,373
Total investment securities, at fair value				$708,359

	December 31, 2018
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$311,267	$—	$(5,893)	$305,374
Corporate notes (1)	381,407	920	(24,407)	357,920
Available-for-sale debt securities	$692,674	$920	$(30,300)	663,294
Equity securities (3)				1,718
Total investment securities, at fair value				$665,012

(1)	Includes corporate securities issued by other domestic and foreign bank holding companies.

(2)	Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.

(3)	Includes equity securities issued by a foreign entity.

On June 28, 2019, Customers obtained ownership of certain interest-only classes of Ginnie Mae guaranteed home equity conversion mortgage-backed securities ("interest-only GNMA securities") that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the three and six months ended June 30, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. On June 28, 2019, Customers elected the fair value option for these interest-only GNMA securities acquired on such date. The fair value of these securities at June 30, 2019 was $17.2 million.

There were no sales of available-for-sale debt securities or equity securities for the three and six months ended June 30, 2019 and 2018.

The following table shows debt securities by stated maturity.  Debt securities backed by mortgages and interest-only GNMA securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2019
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	379,267	386,316
Due after ten years	2,000	2,122
Agency-guaranteed residential mortgage-backed securities	299,370	301,391
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities	—	17,157
Total debt securities	$680,637	$706,986

Gross unrealized losses and fair value of Customers' available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$—	$64,296	$(2)	$64,296	$(2)
Corporate notes	—	—	74,492	(1,403)	74,492	(1,403)
Total	$—	$—	$138,788	$(1,405)	$138,788	$(1,405)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$305,374	$(5,893)	$—	$—	$305,374	$(5,893)
Corporate notes	310,036	(24,407)	—	—	310,036	(24,407)
Total	$615,410	$(30,300)	$—	$—	$615,410	$(30,300)
At June 30, 2019, there were no available-for-sale debt securities with unrealized losses in the less-than-twelve-month category and seven available-for-sale debt securities with unrealized losses in the twelve-month-or-more category.  The unrealized losses on the mortgage-backed securities are guaranteed by government-sponsored entities and primarily relate to changes in market interest rates. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were principally due to an upward shift in interest rates since the time of purchase that resulted in a negative impact on the respective security's fair value. All amounts related to the mortgage-backed securities and the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis.
At June 30, 2019 and December 31, 2018, Customers Bank had pledged investment securities aggregating $22.6 million and $23.0 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At June 30, 2019 and December 31, 2018, no securities holding of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents loans and leases receivable as of June 30, 2019 and December 31, 2018.

(amounts in thousands)	June 30, 2019	December 31, 2018
Loans receivable, mortgage warehouse, at fair value	$2,001,540	$1,405,420
Loans receivable:
Commercial:
Multi-family	3,017,531	3,285,297
Commercial and industrial (including owner occupied commercial real estate) (1)	2,184,556	1,951,277
Commercial real estate non-owner occupied	1,176,575	1,125,106
Construction	59,811	56,491
Total commercial loans and leases receivable	6,438,473	6,418,171
Consumer:
Residential real estate	648,860	566,561
Manufactured housing	75,597	79,731
Other consumer	552,839	74,035
Total consumer loans receivable	1,277,296	720,327
Loans and leases receivable	7,715,769	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	(1,663)	(424)
Allowance for loan and lease losses	(48,388)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$9,667,258	$8,503,522

(1)	Includes direct finance equipment leases of $64.5 million and $54.5 million at June 30, 2019 and December 31, 2018, respectively.
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
Loans receivable, mortgage warehouse, at fair value:
Mortgage warehouse loans consist of commercial loans to mortgage companies. These mortgage warehouse lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The mortgage warehouse loans receivable are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life under 30 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.
At June 30, 2019 and December 31, 2018, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an allowance for loan and lease loss and are therefore excluded from ALLL-related disclosures.

Loans and leases receivable:
The following tables summarize loans receivable by loan type and performance status as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (3)	Total loans and leases (4)
Multi-family	$—	$—	$—	$—	$3,015,935	$1,596	$3,017,531
Commercial and industrial	626	—	626	5,400	1,592,049	395	1,598,470
Commercial real estate owner occupied	801	—	801	927	576,692	7,666	586,086
Commercial real estate non-owner occupied	252	—	252	94	1,172,421	3,808	1,176,575
Construction	—	—	—	—	59,811	—	59,811
Residential real estate	2,611	—	2,611	5,083	637,309	3,857	648,860
Manufactured housing (5)	3,829	2,006	5,835	1,570	66,470	1,722	75,597
Other consumer	1,480	—	1,480	359	550,794	206	552,839
Total	$9,599	$2,006	$11,605	$13,433	$7,671,481	$19,250	$7,715,769

	December 31, 2018
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (3)	Total loans and leases (4)
Multi-family	$—	$—	$—	$1,155	$3,282,452	$1,690	$3,285,297
Commercial and industrial	1,914	—	1,914	17,764	1,353,586	536	1,373,800
Commercial real estate owner occupied	193	—	193	1,037	567,809	8,438	577,477
Commercial real estate non-owner occupied	1,190	—	1,190	129	1,119,443	4,344	1,125,106
Construction	—	—	—	—	56,491	—	56,491
Residential real estate	5,940	—	5,940	5,605	550,679	4,337	566,561
Manufactured housing (5)	3,926	2,188	6,114	1,693	69,916	2,008	79,731
Other consumer	200	—	200	111	73,503	221	74,035
Total	$13,363	$2,188	$15,551	$27,494	$7,073,879	$21,574	$7,138,498

(1)	Includes past due loans and leases that are accruing interest because collection is considered probable.

(2)	Loans and leases where next payment due is less than 30 days from the report date.

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

(5)
Certain manufactured housing loans purchased in 2010 are supported by cash reserves held at the Bank of $0.4 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively, which are used to fund past-due payments when the loan becomes 90 days or more delinquent. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.

As of June 30, 2019 and December 31, 2018, the Bank had $0.5 million and $0.2 million, respectively, of residential real estate held in OREO. As of June 30, 2019 and December 31, 2018, the Bank had initiated foreclosure proceedings on $0.7 million and $2.1 million, respectively, in loans secured by residential real estate.

Allowance for loan and lease losses
The changes in the ALLL for the three and six months ended June 30, 2019 and 2018, and the loans and leases and ALLL by loan and lease type based on impairment-evaluation method as of June 30, 2019 and December 31, 2018 are presented in the tables below.

Three Months Ended June 30, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2019	$10,630	$12,647	$3,425	$6,015	$584	$6,572	$117	$3,689	$43,679
Charge-offs	—	(183)	(66)	—	—	(69)	—	(932)	(1,250)
Recoveries	7	338	97	—	114	8	—	49	613
Provision for loan and lease losses	(711)	934	(96)	144	(49)	(2,343)	6	7,461	5,346
Ending Balance, June 30, 2019	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388
Six Months Ended June 30, 2019
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	(183)	(74)	—	—	(109)	—	(1,687)	(2,594)
Recoveries	7	457	225	—	120	15	—	73	897
Provision for loan and lease losses	(1,002)	1,317	(111)	66	(95)	608	(22)	9,352	10,113
Ending Balance, June 30, 2019	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388

As of June 30, 2019
(amounts in thousands)
Loans and leases receivable:
Individually evaluated for impairment	$—	$10,605	$950	$94	$—	$8,107	$10,126	$359	$30,241
Collectively evaluated for impairment	3,015,935	1,587,470	577,470	1,172,673	59,811	636,896	63,749	552,274	7,666,278
Loans acquired with credit deterioration	1,596	395	7,666	3,808	—	3,857	1,722	206	19,250
Total loans and leases receivable	$3,017,531	$1,598,470	$586,086	$1,176,575	$59,811	$648,860	$75,597	$552,839	$7,715,769
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$225	$31	$—	$—	$39	$3	$5	$303
Collectively evaluated for impairment	9,926	13,250	3,321	4,249	649	3,789	91	10,108	45,383
Loans acquired with credit deterioration	—	261	8	1,910	—	340	29	154	2,702
Total allowance for loan and lease losses	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388

Three Months Ended June 30, 2018	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2018	$12,545	$11,737	$3,525	$7,233	$921	$3,179	$176	$183	$39,499
Charge-offs	—	(174)	(483)	—	—	(42)	—	(462)	(1,161)
Recoveries	—	140	326	—	209	56	—	3	734
Provision for loan and lease losses	(476)	555	(380)	(535)	(138)	(285)	(27)	502	(784)
Ending Balance, June 30, 2018	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288
Six Months Ended June 30, 2018
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(224)	(501)	—	—	(407)	—	(718)	(1,850)
Recoveries	—	175	326	—	220	63	—	6	790
Provision for loan and lease losses	(99)	1,389	(69)	(739)	(207)	323	(31)	766	1,333
Ending Balance, June 30, 2018	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288

As of December 31, 2018
(amounts in thousands)
Loans and leases receivable:
Individually evaluated for impairment	$1,155	$17,828	$1,069	$129	$—	$8,631	$10,195	$111	$39,118
Collectively evaluated for impairment	3,282,452	1,355,436	567,970	1,120,633	56,491	553,593	67,528	73,703	7,077,806
Loans acquired with credit deterioration	1,690	536	8,438	4,344	—	4,337	2,008	221	21,574
Total loans and leases receivable	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
Allowance for loan and lease losses:
Individually evaluated for impairment	$539	$261	$1	$—	$—	$41	$3	$—	$845
Collectively evaluated for impairment	10,923	11,516	3,319	4,161	624	3,227	89	2,390	36,249
Loans acquired with credit deterioration	—	368	—	1,932	—	386	53	139	2,878
Total allowance for loan and lease losses	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of June 30, 2019 and December 31, 2018 and the average recorded investment and interest income recognized for the three and six months ended June 30, 2019 and 2018. Customers had no impaired lease receivables as of June 30, 2019 and December 31, 2018, respectively. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(amounts in thousands)	Recorded investment net of charge-offs	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Multi-family	$—	$534	$—	$998	$—	$665	$—
Commercial and industrial	4,663	6,144	—	7,923	16	9,836	18
Commercial real estate owner occupied	784	1,555	—	669	—	792	21
Commercial real estate non-owner occupied	94	206	—	98	—	108	—
Residential real estate	4,365	4,684	—	4,544	61	4,643	61
Manufactured housing	9,961	9,961	—	10,051	123	10,043	238
Other consumer	132	132	—	120	8	117	8
With an allowance recorded:
Multi-family	—	—	—	—	—	385	—
Commercial and industrial	5,942	6,048	225	6,084	58	5,445	97
Commercial real estate owner occupied	166	166	31	239	—	170	1
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Residential real estate	3,742	3,742	39	3,794	28	3,792	54
Manufactured housing	165	165	3	166	2	167	4
Other consumer	227	227	5	114	—	76	—
Total	$30,241	$33,564	$303	$34,800	$296	$36,239	$502

	December 31, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(amounts in thousands)	Recorded investment net of charge-offs	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Multi-family	$—	$—	$—	$672	$8	$448	$8
Commercial and industrial	13,660	15,263	—	5,736	2	6,870	2
Commercial real estate owner occupied	1,037	1,766	—	664	—	713	—
Commercial real estate non-owner occupied	129	241	—	1,390	8	980	8
Residential real estate	4,842	5,128	—	3,959	2	3,849	2
Manufactured housing	10,027	10,027	—	10,015	146	9,963	277
Other consumer	111	111	—	96	—	74	—
With an allowance recorded:
Multi-family	1,155	1,155	539	—	—	—	—
Commercial and industrial	4,168	4,351	261	8,283	11	8,296	12
Commercial real estate owner occupied	32	32	1	455	1	517	2
Residential real estate	3,789	3,789	41	4,550	38	4,906	63
Manufactured housing	168	168	3	225	6	225	6
Total	$39,118	$42,031	$845	$36,045	$222	$36,841	$380

Troubled Debt Restructurings
At June 30, 2019 and December 31, 2018, there were $19.0 million and $19.2 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modifications of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs. Customers had no lease receivables that had been restructured as a TDR as of June 30, 2019 and December 31, 2018, respectively.
The following table presents total TDRs based on loan type and accrual status at June 30, 2019 and December 31, 2018. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	June 30, 2019			December 31, 2018
(amounts in thousands)	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
Commercial and industrial	$5,205	$35	$5,240	$64	$5,273	$5,337
Commercial real estate owner occupied	23	—	23	32	—	32
Residential real estate	3,024	646	3,670	3,026	667	3,693
Manufactured housing	8,556	1,498	10,054	8,502	1,620	10,122
Other consumer	—	11	11	—	12	12
Total TDRs	$16,808	$2,190	$18,998	$11,624	$7,572	$19,196

The following table presents loans modified in a TDR by type of concession for the three and six months ended June 30, 2019 and 2018. There were no modifications that involved forgiveness of debt for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	1	$56	2	$514	1	$56
Interest-rate reductions	2	47	15	607	12	432	24	929
Total	2	$47	16	$663	14	$946	25	$985

The following table provides, by loan type, the number of loans modified in TDRs and the related recorded investment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial and industrial	—	$—	—	$—	1	$431	—	$—
Manufactured housing	2	47	14	450	12	432	23	772
Residential real estate	—	—	1	200	1	83	1	200
Other consumer	—	—	1	13	—	—	1	13
Total loans	2	$47	16	$663	14	$946	25	$985

As of both June 30, 2019 and December 31, 2018, except for one commercial and industrial loan with an outstanding commitment of $1.5 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.

The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	June 30, 2019		June 30, 2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	3	$108	—	$—
Commercial and industrial	1	—	—	—
Total loans	$4	$108	—	$—

Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ALLL. There were no allowances recorded as a result of TDR modifications during the three and six months ended June 30, 2019 and 2018.
Purchased-Credit-Impaired Loans
The changes in accretable yield related to PCI loans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Accretable yield balance, beginning of period	$6,194	$7,663	$6,178	$7,825
Accretion to interest income	(378)	(516)	(655)	(854)
Reclassification from nonaccretable difference and disposals, net	(9)	256	284	432
Accretable yield balance, end of period	$5,807	$7,403	$5,807	$7,403

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
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and for purposes of analyzing historical loss rates used in the determination of the ALLL for the respective loan portfolios, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2018 Form 10-K describes Customers Bancorp’s risk rating grades.

Risk ratings are not established for certain consumer loans, including residential real estate, other consumer loans, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history and through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of June 30, 2019 and December 31, 2018.

	June 30, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$2,969,263	$1,545,879	$568,720	$1,108,632	$59,811	$—	$—	$—	$6,252,305
Special Mention	43,147	29,473	11,853	30,051	—	—	—	—	114,524
Substandard	5,121	23,118	5,513	37,892	—	—	—	—	71,644
Performing (1)	—	—	—	—	—	641,166	68,192	551,000	1,260,358
Non-performing (2)	—	—	—	—	—	7,694	7,405	1,839	16,938
Total	$3,017,531	$1,598,470	$586,086	$1,176,575	$59,811	$648,860	$75,597	$552,839	$7,715,769

	December 31, 2018
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$3,201,822	$1,306,466	$562,639	$1,054,493	$56,491	$—	$—	$—	$6,181,911
Special Mention	55,696	30,551	9,730	30,203	—	—	—	—	126,180
Substandard	27,779	36,783	5,108	40,410	—	—	—	—	110,080
Performing (1)	—	—	—	—	—	555,016	71,924	73,724	700,664
Non-performing (2)	—	—	—	—	—	11,545	7,807	311	19,663
Total	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498

(1)	Includes residential real estate, manufactured housing, and other consumer loans not subject to risk ratings.

(2)	Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.

(3)	Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Purchases (1)
Residential real estate	$39,474	$277,374	$105,858	$277,374
Other consumer (2)	384,116	—	450,252	—
Total	$423,590	$277,374	$556,110	$277,374
Sales (3)
Commercial and industrial (4)	—	(10,307)	—	(17,149)
Commercial real estate owner occupied (4)	—	(1,430)	—	(9,581)
Total	$—	$(11,737)	$—	$(26,730)

(1)
Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 100.6% and 100.4% of loans outstanding for the three months ended June 30, 2019 and 2018, respectively. The purchase price was 99.9% and 100.4% of loans outstanding for the six months ended June 30, 2019 and 2018, respectively.

(2)
Other consumer loan purchases for the three and six months ended June 30, 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime. Customers considers sub-prime borrowers to be those with FICO scores below 660.

(3)
Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, loan sales resulted in gains of $0.9 million and $2.3 million, respectively.

(4)	Primarily sales of SBA loans.

Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the FHLB and FRB in the amount of $5.3 billion and $5.4 billion at June 30, 2019 and December 31, 2018, respectively.
NOTE 7 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 2 months and 8 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
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
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2019
ASSETS
Operating lease ROU assets	Other assets	$22,069
LIABILITIES
Operating lease liabilities	Other liabilities	$23,256

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,	Six Months Ended June 30,
(amounts in thousands)	Classification	2019	2019
Operating lease cost (1)	Occupancy expenses	$1,462	$2,931
(1) There were no variable lease costs for the three and six months ended June 30, 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2019:

(amounts in thousands)	June 30, 2019
2019	$2,840
2020	5,309
2021	4,678
2022	4,076
2023	3,106
Thereafter	4,785
Total minimum payments	24,794
Less: interest	1,538
Present value of lease liabilities	$23,256

Customers is not currently involved with the construction or design of an underlying asset. Customers has legally binding minimum lease payments of $1.8 million for leases signed by not yet commenced as of June 30, 2019. Cash paid under the operating lease liability was $1.4 million and $2.8 million for the three and six months ended June 30, 2019, respectively, and is reported as cash flows from operating activities in the statement of cash flows.
The following table summarizes the term and discount rate information for Customers' operating leases at June 30, 2019:

(amounts in thousands)	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.4 years

Weighted average discount rate
Operating leases	2.72%

Future minimum rental commitments pursuant to non-cancelable operating leases as of December 31, 2018, were as follows:

(amounts in thousands)	December 31, 2018
2019	$5,577
2020	5,135
2021	4,513
2022	3,885
2023	2,856
Thereafter	4,699
Total minimum payments	$26,665

Rent expense was approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2018, respectively.
Equipment Lessor
CCF is a wholly-owned subsidiary of Customers Bank and is referred to as the Equipment Finance group. CCF is primarily focused on originating equipment operating and direct finance equipment leases for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. Lease terms typically range from 24 months to 120 months. CCF offers the following lease products: Capital Lease, Purchase Upon Termination, TRAC, Split-TRAC, and FMV. Direct finance equipment leases are included in commercial and industrial loans and leases receivable.
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analysis, external studies, and/or third-party appraisals to establish a residual position. For the direct finance leases, only for a Split-TRAC is there a residual risk and the unguaranteed portions are typically nominal.
Leased assets under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges and are presented in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its leased assets for impairment. An impairment loss is recognized if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2019:

(amounts in thousands)	Classification	June 30, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$64,575
Guaranteed residual assets	Loans and leases receivable	5,144
Unguaranteed residual assets	Loans and leases receivable	1,266
Deferred initial direct costs	Loans and leases receivable	735
Unearned income	Loans and leases receivable	(6,519)
Net investment in direct financing leases		$65,201

Operating leases
Investment in operating leases	Other assets	$70,974
Accumulated depreciation	Other assets	(8,957)
Deferred initial direct costs	Other assets	813
Net investment in operating leases		62,830
Total lease assets		$128,031

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2019 and December 31, 2018, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$768,335	8.041%	$429,991	4.500%	N/A	N/A	$668,874	7.000%
Customers Bank	$1,068,554	11.190%	$429,727	4.500%	$620,717	6.500%	$668,465	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$985,784	10.317%	$573,321	6.000%	N/A	N/A	$812,205	8.500%
Customers Bank	$1,068,554	11.190%	$572,970	6.000%	$763,960	8.000%	$811,707	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,123,602	11.759%	$764,428	8.000%	N/A	N/A	$1,003,312	10.500%
Customers Bank	$1,226,248	12.841%	$763,960	8.000%	$954,950	10.000%	$1,002,697	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$985,784	9.511%	$414,576	4.000%	N/A	N/A	$414,576	4.000%
Customers Bank	$1,068,554	10.318%	$414,241	4.000%	$517,801	5.000%	$414,241	4.000%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2019 and December 31, 2018:
Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities, available-for-sale debt securities and debt securities reported at fair value based on a fair value option election are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), quoted prices in markets that are not active (Level 2), and matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans held for sale - residential mortgage loans (fair value option):
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

Loans receivable - commercial mortgage warehouse loans (fair value option):
The fair value of mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies primarily as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not generally expected to be recognized because at inception of the transaction the underlying loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of under 30 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at June 30, 2019 and December 31, 2018 were as follows.

			Fair Value Measurements at June 30, 2019
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$95,795	$95,795	$95,795	$—	$—
Debt securities, available for sale	689,829	689,829	—	689,829	—
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities, reported at fair value based on a fair value option election	17,157	17,157	—	—	17,157
Equity securities	1,373	1,373	1,373	—	—
Loans held for sale	5,697	5,697	—	4,372	1,325
Total loans and leases receivable, net of allowance for loan and lease losses	9,667,258	9,885,136	—	2,001,540	7,883,596
FHLB, Federal Reserve Bank and other restricted stock	101,947	101,947	—	101,947	—
Derivatives	22,679	22,679	—	22,534	145
Liabilities:
Deposits	$8,185,777	$8,186,683	$5,747,676	$2,439,007	$—
Federal funds purchased	406,000	406,000	406,000	—	—
FHLB advances	1,262,100	1,263,718	412,100	851,618	—
Other borrowings	99,055	125,245	—	125,245	—
Subordinated debt	109,026	116,644	—	116,644	—
Derivatives	46,636	46,636	—	46,636	—

			Fair Value Measurements at December 31, 2018
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$62,135	$62,135	$62,135	$—	$—
Debt securities, available for sale	663,294	663,294	—	663,294	—
Equity securities	1,718	1,718	1,718	—	—
Loans held for sale	1,507	1,507	—	1,507	—
Total loans and leases receivable, net of allowance for loan and lease losses	8,503,522	8,481,128	—	1,405,420	7,075,708
FHLB, Federal Reserve Bank and other restricted stock	89,685	89,685	—	89,685	—
Derivatives	14,693	14,693	—	14,624	69
Liabilities:
Deposits	$7,142,236	$7,136,009	$5,408,055	$1,727,954	$—
Federal funds purchased	187,000	187,000	187,000	—	—
FHLB advances	1,248,070	1,248,046	998,070	249,976	—
Other borrowings	123,871	121,718	—	121,718	—
Subordinated debt	108,977	110,550	—	110,550	—
Derivatives	16,286	16,286	—	16,286	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$301,391	$—	$301,391
Corporate notes	—	388,438	—	388,438
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities, reported at fair value based on a fair value option election	—	—	17,157	17,157
Equity securities	1,373	—	—	1,373
Derivatives	—	22,534	145	22,679
Loans held for sale – fair value option	—	4,372	—	4,372
Loans receivable, mortgage warehouse – fair value option	—	2,001,540	—	2,001,540
Total assets – recurring fair value measurements	$1,373	$2,718,275	$17,302	$2,736,950
Liabilities
Derivatives	$—	$46,636	$—	$46,636
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $303	—	—	11,577	11,577
Other real estate owned	—	—	880	880
Total assets – nonrecurring fair value measurements	$—	$—	$12,457	$12,457

	December 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage–backed securities	$—	$305,374	$—	$305,374
Corporate notes	—	357,920	—	357,920
Equity securities	1,718	—	—	1,718
Derivatives	—	14,624	69	14,693
Loans held for sale – fair value option	—	1,507	—	1,507
Loans receivable, mortgage warehouse – fair value option	—	1,405,420	—	1,405,420
Total assets – recurring fair value measurements	$1,718	$2,084,845	$69	$2,086,632
Liabilities
Derivatives	$—	$16,286	$—	$16,286
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $845	$—	$—	$10,876	$10,876
Other real estate owned	—	—	621	621
Total assets – nonrecurring fair value measurements	$—	$—	$11,497	$11,497

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and 2018 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 10 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
(amounts in thousands)	2019	2018
Balance at March 31	$77	$83
Issuances	145	133
Settlements	(77)	(83)
Balance at June 30	$145	$133

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
(amounts in thousands)	2019	2018

Balance at December 31	$69	$60
Issuances	222	216
Settlements	(146)	(143)
Balance at June 30	$145	$133

There were no transfers between levels during the three and six months ended June 30, 2019 and 2018.
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2019 and December 31, 2018 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets. On June 28, 2019, Customers obtained ownership of interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code ("UCC") private sale transaction. On June 28, 2019, Customers elected the fair value option for these interest-only GNMA securities acquired on such date. The fair value of these securities at June 30, 2019 was $17.2 million which reflects the valuation obtained from the third party binding bids obtained through the UCC private sale transaction. Customers corroborated the third party binding bids through internally developed discounted cash flow modeling.  The significant unobservable inputs used in the discounted cash flow modeling include prepayment speeds and discount rates.  Customers will mark these securities to fair value on a quarterly basis, with changes in fair value reported in non-interest income.

Customers will mark these securities to fair value on a quarterly basis, with changes in fair value reported in non-interest income.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans - real estate	$5,015	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans - commercial & industrial	6,562	Business asset valuation (3)	Business asset valuation adjustments (4)	8% - 50% (16%)
Other real estate owned	880	Collateral appraisal (1)	Liquidation expenses (2)	8% - 11% (8%)
Residential mortgage loan commitments	145	Adjusted market bid	Pull-through rate	83% - 83% (83%)

(1)	Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. Customers does not generally discount appraisals.

(2)	Appraisals are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percentage of the appraisal.

(3)	Business asset valuation obtained from independent party.

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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $4.5 million from AOCI to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances) and a variable-rate deposit relationship over a maximum period of 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At June 30, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2018, Customers had six outstanding interest rate derivatives with notional amounts totaling $750.0 million that were designated as cash flow hedges of interest rate risk. The outstanding cash flow hedges at June 30, 2019 expire between June, 2021 and July, 2024.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At June 30, 2019, Customers had 116 interest rate swaps with an aggregate notional amount of $1.2 billion related to this program. At December 31, 2018, Customers had 98 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2019 and December 31, 2018, Customers had an outstanding notional balance of residential mortgage loan commitments of $8.1 million and $3.6 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2019 and December 31, 2018, Customers had outstanding notional balances of credit derivatives of $115.1 million and $94.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$22,696
Total		$—		$22,696
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$22,278	Other liabilities	$23,841
Credit contracts	Other assets	256	Other liabilities	99
Residential mortgage loan commitments	Other assets	145	Other liabilities	—
Total		$22,679		$23,940

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$256	Other liabilities	$1,502
Total		$256		$1,502
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,300	Other liabilities	$14,730
Credit contracts	Other assets	68	Other liabilities	54
Residential mortgage loan commitments	Other assets	69	Other liabilities	—
Total		$14,437		$14,784

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$386
Credit contracts	Other non-interest income	41
Residential mortgage loan commitments	Mortgage banking income	68
Total		$495

	Three Months Ended June 30, 2018
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(51)
Credit contracts	Other non-interest income	(15)
Residential mortgage loan commitments	Mortgage banking income	50
Total		$(16)

	Six Months Ended June 30, 2019
(amounts in thousands)	Income Statement Location	Amount of Income Recognized in Earnings

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$98
Credit contracts	Other non-interest income	144
Residential mortgage loan commitments	Mortgage banking income	76
Total		$318

	Six Months Ended June 30, 2018
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$334
Credit contracts	Other non-interest income	(38)
Residential mortgage loan commitments	Mortgage banking income	73
Total		$369

	Three Months Ended June 30, 2019
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(10,435)	Interest expense	$(4)

	Three Months Ended June 30, 2018
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,403	Interest expense	$259

	Six Months Ended June 30, 2019
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivative in cash flow hedging relationships:
Interest rate swaps	$(15,570)	Interest expense	$409

	Six Months Ended June 30, 2018
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivative in cash flow hedging relationships:
Interest rate swaps	$2,049	Interest expense	$128

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2019, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance risk) related to these agreements was $45.0 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at June 30, 2019, had posted $44.8 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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
Offsetting of Financial Assets and Derivative Assets
At June 30, 2019

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$736	$—	$736	$—	$—	$736

Offsetting of Financial Assets and Derivative Assets
At December 31, 2018

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$7,529	$—	$7,529	$—	$1,860	$5,669

Offsetting of Financial Liabilities and Derivative Liabilities
At June 30, 2019

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$45,777	$—	$45,777	$—	$44,832	$945

Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2018

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)				Financial Instruments	Cash Collateral Pledged
Description
Interest rate swap derivatives with institutional counterparties	$9,077	$—	$9,077	$—	$702	$8,375

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
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. BankMobile is a full-service fintech banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interchange and card revenue, deposit and wire transfer fees and university fees. The majority of revenue and expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition and costs associated with the development of white label products for its partners.
The following tables present the operating results for Customers' reportable business segments for the three and six months ended June 30, 2019 and 2018. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 23.15% for 2019 and 24.57% for 2018, respectively.

	Three Months Ended June 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$103,014	$8,936	$111,950
Interest expense	47,061	210	47,271
Net interest income	55,953	8,726	64,679
Provision for loan losses	(2,206)	7,552	5,346
Non-interest income	970	11,066	12,036
Non-interest expense	38,107	21,475	59,582
Income (loss) before income tax expense (benefit)	21,022	(9,235)	11,787
Income tax expense (benefit)	4,629	(2,138)	2,491
Net income (loss)	16,393	(7,097)	9,296
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$12,778	$(7,097)	$5,681

	Three Months Ended June 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$104,110	$3,529	$107,639
Interest expense	40,182	135	40,317
Net interest income	63,928	3,394	67,322
Provision for loan losses	(1,247)	463	(784)
Non-interest income	7,465	8,662	16,127
Non-interest expense	37,721	16,029	53,750
Income (loss) before income tax expense (benefit)	34,919	(4,436)	30,483
Income tax expense (benefit)	7,910	(1,090)	6,820
Net income (loss)	27,009	(3,346)	23,663
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$23,394	$(3,346)	$20,048

(1) - Amounts reported include funds transfer pricing of $2.2 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.

	Six Months Ended June 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$195,885	$17,140	$213,025
Interest expense	88,666	376	89,042
Net interest income	107,219	16,764	123,983
Provision for loan losses	770	9,343	10,113
Non-interest income	8,547	23,207	31,754
Non-interest expense	73,491	40,075	113,566
Income (loss) before income tax expense (benefit)	41,505	(9,447)	32,058
Income tax expense (benefit)	9,510	(2,187)	7,323
Net income (loss)	31,995	(7,260)	24,735
Preferred stock dividends	7,229	—	7,229
Net income (loss) available to common shareholders	$24,766	$(7,260)	$17,506

As of June 30, 2019
Goodwill and other intangibles	$3,629	$12,218	$15,847
Total assets (2)	$10,555,141	$627,286	$11,182,427
Total deposits	$7,729,580	$456,197	$8,185,777
Total non-deposit liabilities (2)	$1,970,391	$34,854	$2,005,245

	Six Months Ended June 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$196,664	$7,940	$204,604
Interest expense	72,100	151	72,251
Net interest income	124,564	7,789	132,353
Provision for loan losses	627	706	1,333
Non-interest income	15,904	21,133	37,037
Non-interest expense	72,052	33,979	106,031
Income (loss) before income tax expense (benefit)	67,789	(5,763)	62,026
Income tax expense (benefit)	15,638	(1,416)	14,222
Net income (loss)	52,151	(4,347)	47,804
Preferred stock dividends	7,229	—	7,229
Net income (loss) available to common shareholders	$44,922	$(4,347)	$40,575

As of June 30, 2018
Goodwill and other intangibles	$3,629	$13,521	$17,150
Total assets (2)	$11,017,272	$75,574	$11,092,846
Total deposits	$6,876,688	$419,266	$7,295,954
Total non-deposit liabilities (2)	$2,843,360	$17,305	$2,860,665

(1) Amounts reported include funds transfer pricing of $7.8 million and $7.9 million, for the six months ended June 30, 2019 and 2018, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.
(2) Amounts reported exclude inter-segment receivables/payables.

NOTE 12 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers in scope of ASC 606 is recognized within non-interest income.
The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$219	$6,541	$6,760	$183	$6,199	$6,382
Deposit fees	433	2,915	3,348	294	1,338	1,632
University fees - card and disbursement fees	—	167	167	—	185	185
Total revenue recognized at point in time	652	9,623	10,275	477	7,722	8,199
Revenue recognized over time:
University fees - subscription revenue	—	968	968	—	907	907
Total revenue recognized over time	—	968	968	—	907	907
Total revenue from contracts with customers	$652	$10,591	$11,243	$477	$8,629	$9,106

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$398	$15,167	$15,565	$406	$15,637	$16,043
Deposit fees	733	4,824	5,557	580	3,144	3,724
University fees - card and disbursement fees	—	522	522	—	512	512
Total revenue recognized at point in time	1,131	20,513	21,644	986	19,293	20,279
Revenue recognized over time:
University fees - subscription revenue	—	1,947	1,947	—	1,777	1,777
Total revenue recognized over time	—	1,947	1,947	—	1,777	1,777
Total revenue from contracts with customers	$1,131	$22,460	$23,591	$986	$21,070	$22,056

NOTE 13 — LOSS CONTINGENCIES
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

Bureau of the Fiscal Service Notice of Direct Debit (U.S. Treasury Check Reclamation)
On June 21, 2019, Customers received a Notice of Direct Debit (U.S. Treasury Check Reclamation) from the Bureau of the Fiscal Service (“Reclamation Notice”).  The Reclamation Notice represents a demand to Customers for the return of funds on a U.S. Treasury check for approximately $5.4 million.  Customers filed a written protest pursuant to Code of Federal Regulations, Title 31, Chapter II, Part 240, which resulted in a suspension of the direct debit by the Bureau of the Fiscal Service.  Customers is currently unable to predict the outcome of the written protest, and therefore cannot determine the likelihood of loss nor estimate a range of loss. Customers intends to vigorously defend itself against the Reclamation Notice.   Customers does not believe that this matter will have a material effect on the consolidated financial statements.

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2019.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2018 Form 10-K.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2018 Form 10-K and updated in this Form 10-Q for the quarterly period ended June 30, 2019 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
Overview
Customers' strategic priorities include creating shareholder value through improved profitability, targeting a return on average assets of approximately 1.25% and a double-digit return on tangible common equity within the next 2 - 3 years. Customers is also targeting NIM expansion to 2.80% by fourth quarter 2019, with a full-year 2019 NIM above 2.70%, through an expected shift in asset and funding mix. Total assets at year-end 2019 are expected to be under $10 billion, while the average balance of interest-earning assets for 2019 are expected to be comparable to 2018 average interest-earning assets, and the BankMobile segment is expected to become profitable by the fourth quarter 2019. Customers intends to continue to de-emphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial and other consumer loan portfolios with the multi-family loan portfolio run-off. Similarly, Customers plans to replace higher-rate non-core deposits and borrowings with less expensive core deposits.
In late November 2018, BankMobile's first White Label banking partnership went live in beta test phase, offering BankMobile's best in class banking products to the partner's broad customer base. On April 18, 2019, the partner made a public announcement regarding the partnership and began the first phase of national digital marketing efforts. At June 30, 2019, the partnership had generated $46.5 million in total deposits.
Second Quarter Events of Note
Customers reported net income available to common shareholders of $5.7 million, or $0.18 per diluted share, for the three months ended June 30, 2019. The second quarter 2019 financial results included certain notable charges, including a $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities that served as the primary collateral for a mortgage warehouse customer that unexpectedly ceased operations in second quarter 2019 ($0.18 per diluted share), accrued severance expense of $0.5 million resulting from Customers continued analysis of staffing and de-emphasis of less profitable lines of business ($0.01 per diluted share), and other securities losses of $0.3 million ($0.01 per diluted share). NIM expanded 5 basis points from first quarter 2019 to 2.64% in second quarter 2019, which marks Customers' third consecutive quarter of NIM expansion from the trough of 2.47% reported in third quarter 2018.
Total assets were $11.2 billion at June 30, 2019, an increase of $1.3 billion from December 31, 2018. The increase in total assets was primarily driven by a $1.2 billion increase in total loans and leases. Mortgage warehouse loans, at fair value, increased $596.1 million, or 42.4%, commercial and industrial loans (including owner occupied commercial real estate) increased $233.3 million, or 12.0%, commercial real estate non-owner occupied loans increased $51.5 million, or 4.6%, residential real estate loans increased $82.3 million, or 14.5%, and other consumer loans increased $478.8 million, or 647%. As planned, multi-family loans decreased $267.8 million, or 8.2%. Total asset growth reflected a stronger than expected seasonal increase in mortgage warehouse loans in second quarter 2019 primarily resulting from increased refinancing activity. Customers plans to reduce total assets to below $10 billion at year-end 2019 by reducing its multi-family loan portfolio by $1 billion or more in the second half of 2019 and through normal seasonality of the mortgage warehouse business, which tends to decline in the winter months.
Asset quality remains strong with NPLs of $14.8 million, or 0.15% of total loans and leases, and total non-performing assets (NPLs and OREO) only 0.14% of total assets at June 30, 2019, reflecting Customers' lending practices and continued focus on credit risk management. Customers' level of NPLs to total loans and leases at June 30, 2019 remained well below industry average NPLs to total loans and leases of 1.13% and Customers' peer group NPLs to total loans and leases of 0.74% (peer data is the most recent period available from S&P Global Market Intelligence). Customers' capital ratios at the holding company and its bank subsidiary continue to exceed the “well-capitalized” threshold established by regulation at the Bank and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at June 30, 2019.
Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Net interest income	$64,679	$67,322	$(2,643)	(3.9)%	$123,983	$132,353	$(8,370)	(6.3)%
Provision for loan and lease losses	5,346	(784)	6,130	NM	10,113	1,333	8,780	658.7%
Total non-interest income	12,036	16,127	(4,091)	(25.4)%	31,754	37,037	(5,283)	(14.3)%
Total non-interest expense	59,582	53,750	5,832	10.9%	113,566	106,031	7,535	7.1%
Income before income income tax expense	11,787	30,483	(18,696)	(61.3)%	32,058	62,026	(29,968)	(48.3)%
Income tax expense	2,491	6,820	(4,329)	(63.5)%	7,323	14,222	(6,899)	(48.5)%
Net income	9,296	23,663	(14,367)	(60.7)%	24,735	47,804	(23,069)	(48.3)%
Preferred stock dividends	3,615	3,615	—	—%	7,229	7,229	—	—%
Net income available to common shareholders	$5,681	$20,048	$(14,367)	(71.7)%	$17,506	$40,575	$(23,069)	(56.9)%
Customers reported net income available to common shareholders of $5.7 million and $17.5 million for the three and six months ended June 30, 2019, respectively, compared to $20.0 million and $40.6 million for the three and six months ended June 30, 2018, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were as follows:

Net interest income
Net interest income decreased $2.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as average interest-earning assets decreased by $0.5 billion. NIM expanded by two basis points to 2.64% for the three months ended June 30, 2019 from 2.62% for the three months ended June 30, 2018 as the shift in the mix of interest-earning assets drove a 38 basis point increase in the yield on interest-earnings assets for the three months ended June 30, 2019, offset in part by higher funding costs as the cost of interest-bearing liabilities increased by 51 basis points for the three months ended June 30, 2019. Compared to the three months ended June 30, 2018, total loan yields increased 27 basis points to 4.62%, and total investment securities yields increased 55 basis points to 3.77% mostly due to the sale of $495 million of lower-yielding securities during the three months ended September 30, 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, the cost of interest-bearing deposits increased 58 basis points to 2.23% and borrowing costs increased 73 basis points to 3.09% for the three months ended June 30, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.85% and 1.39% for the three months ended June 30, 2019 and 2018, respectively, an increase of 46 basis points.
Net interest income decreased $8.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as average interest-earning assets decreased by $0.5 billion. NIM narrowed by two basis points to 2.62% for the six months ended June 30, 2019 from 2.64% for the six months ended June 30, 2018. The NIM compression largely resulted from a 60 basis point increase in the cost of interest-bearing liabilities for the six months ended June 30, 2019, partially offset by a 41 basis point increase in the yield on interest-earning assets for the six months ended June 30, 2019. The 456 basis point increase in the yield on other consumer loans principally reflects the purchase of other consumer loans totaling $447.0 million during the six months ended June 30, 2019. The yield on commercial and industrial loans and leases increased 61 basis points for the six months ended June 30, 2019 given higher market interest rates. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, the cost of interest-bearing deposits increased 67 basis points to 2.19% and borrowing costs increased 73 basis points to 3.04% for the six months ended June 30, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.80% and 1.26% for the six months ended June 30, 2019 and 2018, respectively, an increase of 54 basis points.
Provision for loan and lease losses
The $6.1 million increase in the provision for loan and lease losses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, reflects Customers' initiative to increase other consumer and commercial and industrial loans and leases. The provision for loan and lease losses for the three months ended June 30, 2019 included $8.0 million for loan growth in the other consumer and commercial and industrial loan and lease portfolios, net of the multi-family loan run-off, and $0.1 million for impaired loan provisions, offset in part by a release of reserve of $2.9 million resulting from refinement in assumptions within the allowance for loan losses due to lower than expected credit losses than previously estimated, primarily in the residential mortgage loan portfolio. The provision for loan and lease losses for the three months ended June 30, 2018 included a release of $0.8 million resulting from continued strong asset quality and lower incurred losses than previously estimated and a release of $0.3 million for impaired loans, offset in part by provisions of $0.3 million for loan and lease portfolio growth. Net charge-offs for the three months ended June 30, 2019 were $0.6 million, or 3 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $0.4 million, or 2 basis points on an annualized basis for the three months ended June 30, 2018.
The $8.8 million increase in the provision for loan and lease losses for the six months ended June 30, 2019 compared to six months ended June 30, 2018, reflects Customers' initiatives to increase other consumer and commercial and industrial loans and leases. The provision for loan and lease losses for the six months ended June 30, 2019 included $12.2 million for growth in the other consumer and commercial and industrial loan and lease portfolios, net of the multi-family run-off, and $0.7 million for impaired loan provisions, offset in part by a release of reserve of $2.9 million resulting from refinement in assumptions within the allowance for loan losses due to lower than expected credit losses than previously estimated, primarily in the residential mortgage loan portfolio. The provision for loan and lease losses for the six months ended June 30, 2018 included provisions of $1.2 million for loan and lease portfolio growth and $1.1 million for impaired loan provisions, offset in part by a $0.9 million release resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the six months ended June 30, 2019 were $1.7 million, or 4 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.1 million, or 2 basis points on an annualized basis for the six months ended June 30, 2018.
Non-interest income
The $4.1 million decrease in non-interest income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from a $7.5 million loss upon acquisition of interest-only GNMA securities and decreases of $0.9 million in gains on sales of SBA loans, and $0.3 million in mortgage warehouse transactional fees. These decreases were offset in part by increases of $1.7 million in deposit fees, $1.6 million in commercial lease income, $0.9 million in other non-interest income, and $0.4 million in interchange and card revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The $5.3 million decrease in non-interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from a $7.5 million loss upon acquisition of interest-only GNMA securities and decreases of $2.3 million in gains on sales of SBA loans, $0.9 million in mortgage warehouse transaction fees, and $0.5 million in interchange and card revenue. These decreases were offset in part by increases of $3.2 million in commercial lease income and $1.8 million in deposit fees for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Non-interest expense
The $5.8 million increase in non-interest expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from increases of $1.9 million in professional services, $1.3 million in commercial lease depreciation, $1.2 million in provision for operating losses, $1.1 million in technology, communication, and bank operations, $1.1 million in other non-interest expense, and $1.0 million in advertising and promotion expenses. These increases were offset in part by decreases of $0.9 million in merger-related expenses and $0.8 million in salaries and employee benefits for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
The $7.5 million increase in non-interest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from increases of $3.1 million in technology, communication, and bank operations, $2.4 million in commercial lease depreciation, $1.5 million in advertising and promotion expenses, $1.5 million in provision for operating losses, and $0.5 million in professional services. These increases were offset in part by decreases of $1.0 million in merger-related expenses and $0.3 million in loan workout expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Income tax expense
Customers' effective tax rate was 21.1% for the three months ended June 30, 2019 compared to 22.4% for the three months ended June 30, 2018. The decrease in the effective tax rate primarily resulted from a favorable return to provision adjustment recorded during the three months ended June 30, 2019.
Customers' effective tax rate was 22.8% for the six months ended June 30, 2019 compared to 22.9% for the six months ended June 30, 2018.
Preferred stock dividends
Preferred stock dividends were $3.6 million and $7.2 million for the three and six months ended June 30, 2019 and 2018, respectively. There were no changes to the amount of preferred stock outstanding or the dividends paid during the three and six months ended June 30, 2019 and 2018.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following tables summarize Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2019 and 2018. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2019			2018			2019 vs. 2018
(amounts in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$78,666	$590	3.01%	$188,880	$839	1.78%	$395	$(644)	$(249)
Investment securities (1)	687,048	6,481	3.77%	1,213,989	9,765	3.22%	1,462	(4,746)	(3,284)
Loans and leases:
Commercial loans to mortgage companies	1,658,070	19,678	4.76%	1,760,519	21,626	4.93%	(725)	(1,223)	(1,948)
Multi-family loans	3,097,537	29,630	3.84%	3,561,679	34,646	3.90%	(530)	(4,486)	(5,016)
Commercial and industrial loans and leases (2)	2,041,315	26,411	5.19%	1,713,150	20,303	4.75%	1,991	4,117	6,108
Non-owner occupied commercial real estate loans	1,181,455	13,329	4.53%	1,269,373	13,750	4.34%	574	(995)	(421)
Residential mortgages	723,160	7,724	4.28%	477,932	4,867	4.08%	249	2,608	2,857
Other consumer loans	289,511	6,795	9.41%	4,166	48	4.62%	101	6,646	6,747
Total loans and leases (3)	8,991,048	103,567	4.62%	8,786,819	95,240	4.35%	6,058	2,269	8,327
Other interest-earning assets	94,388	1,312	5.58%	139,842	1,795	5.15%	140	(623)	(483)
Total interest-earning assets	9,851,150	111,950	4.56%	10,329,530	107,639	4.18%	9,462	(5,151)	4,311
Non-interest-earning assets	520,692			391,660
Total assets	$10,371,842			$10,721,190
Liabilities
Interest checking accounts	$836,154	4,078	1.96%	$554,441	2,183	1.58%	609	1,286	1,895
Money market deposit accounts	3,168,957	17,842	2.26%	3,310,979	13,444	1.63%	4,998	(600)	4,398
Other savings accounts	484,303	2,608	2.16%	36,784	25	0.27%	943	1,640	2,583
Certificates of deposit	1,972,792	11,452	2.33%	1,960,007	8,530	1.75%	2,866	56	2,922
Total interest-bearing deposits (4)	6,462,206	35,980	2.23%	5,862,211	24,182	1.65%	9,137	2,661	11,798
Borrowings	1,462,362	11,291	3.09%	2,736,644	16,135	2.36%	4,052	(8,896)	(4,844)
Total interest-bearing liabilities	7,924,568	47,271	2.39%	8,598,855	40,317	1.88%	10,298	(3,344)	6,954
Non-interest-bearing deposits (4)	1,345,494			1,109,527
Total deposits and borrowings	9,270,062		2.04%	9,708,382		1.67%
Other non-interest-bearing liabilities	115,717			84,788
Total liabilities	9,385,779			9,793,170
Shareholders' equity	986,063			928,020
Total liabilities and shareholders' equity	$10,371,842			$10,721,190
Net interest income		64,679			67,322		$(836)	$(1,807)	$(2,643)
Tax-equivalent adjustment (5)		183			171
Net interest earnings		$64,862			$67,493
Interest spread			2.51%			2.51%
Net interest margin			2.63%			2.61%
Net interest margin tax equivalent (5)			2.64%			2.62%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.

(4)	Total costs of deposits (including interest bearing and non-interest-bearing) were 1.85% and 1.39% for the three months ended June 30, 2019 and 2018, respectively.

(5)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended June 30, 2019 and 2018, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Net interest income for the three months ended June 30, 2019 was $64.7 million, a decrease of $2.6 million, or 3.9%, from net interest income of $67.3 million for the three months ended June 30, 2018. This decrease primarily resulted from a $0.5 billion reduction in average interest-earning assets, offset in part by two basis points of NIM expansion. Compared to the three months ended June 30, 2018, total loan yields increased 27 basis points to 4.62%. Total investment securities yields increased 55 basis points to 3.77% mostly due to the sale of $495 million of lower-yielding securities in third quarter 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, the cost of total deposits and borrowings increased 37 basis points to 2.04% for the three months ended June 30, 2019, up from 1.67% for the same period in the prior year.

	Six Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019 vs. 2018
(amounts in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$81,947	$1,120	2.76%	$186,470	$1,533	1.66%	709	(1,122)	(413)
Investment securities (1)	689,422	12,722	3.69%	1,150,064	18,437	3.21%	2,433	(8,148)	(5,715)
Loans and leases:
Commercial loans to mortgage companies	1,462,362	35,430	4.89%	1,676,601	40,021	4.81%	648	(5,239)	(4,591)
Multi-family loans	3,175,233	60,006	3.81%	3,599,593	67,958	3.81%	—	(7,952)	(7,952)
Commercial and industrial loans and leases (2)	1,981,559	50,744	5.16%	1,683,566	37,990	4.55%	5,497	7,257	12,754
Non-owner occupied commercial real estate loans	1,175,428	26,225	4.50%	1,275,404	26,950	4.26%	1,463	(2,188)	(725)
Residential mortgages	709,529	14,859	4.22%	402,638	8,160	4.09%	268	6,431	6,699
Other consumer loans	203,381	9,419	9.34%	3,881	92	4.78%	170	9,157	9,327
Total loans and leases (3)	8,707,492	196,683	4.55%	8,641,683	181,171	4.23%	14,093	1,419	15,512
Other interest-earning assets	87,503	2,500	5.76%	128,396	3,463	5.44%	194	(1,157)	(963)
Total interest-earning assets	9,566,364	213,025	4.49%	10,106,613	204,604	4.08%	19,767	(11,346)	8,421
Non-interest-earning assets	501,013			393,066
Total assets	$10,067,377			$10,499,679
Liabilities
Interest checking accounts	$825,672	7,893	1.93%	$526,995	3,615	1.38%	1,766	2,512	4,278
Money market deposit accounts	3,156,988	35,179	2.25%	3,356,717	24,914	1.50%	11,829	(1,564)	10,265
Other savings accounts	432,893	4,508	2.10%	37,138	50	0.27%	1,733	2,725	4,458
Certificates of deposit	1,763,634	19,624	2.24%	1,916,421	15,396	1.62%	5,531	(1,303)	4,228
Total interest-bearing deposits (4)	6,179,187	67,204	2.19%	5,837,271	43,975	1.52%	20,504	2,725	23,229
Borrowings	1,447,606	21,838	3.04%	2,461,085	28,276	2.31%	7,286	(13,724)	(6,438)
Total interest-bearing liabilities	7,626,793	89,042	2.35%	8,298,356	72,251	1.75%	23,014	(6,223)	16,791
Non-interest-bearing deposits (4)	1,353,112			1,193,769
Total deposits and borrowings	8,979,905		2.00%	9,492,125		1.53%
Other non-interest-bearing liabilities	110,090			80,074
Total liabilities	9,089,995			9,572,199
Shareholders' equity	977,382			927,480
Total liabilities and shareholders' equity	$10,067,377			$10,499,679
Net interest income		123,983			132,353		$(3,247)	$(5,123)	$(8,370)
Tax-equivalent adjustment (5)		364			342
Net interest earnings		$124,347			$132,695
Interest spread			2.49%			2.55%
Net interest margin			2.61%			2.64%
Net interest margin tax equivalent (5)			2.62%			2.64%

(1)
For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes owner occupied commercial real estate loans.

(3)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.

(4)	Total costs of deposits (including interest bearing and non-interest-bearing) were 1.80% and 1.26% for the six months ended June 30, 2019 and 2018, respectively.

(5)
Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the six months ended June 30, 2019 and 2018, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Net interest income for the six months ended June 30, 2019 was $124.0 million, a decrease of $8.4 million, or 6.3%, from net interest income of $132.4 million for the six months ended June 30, 2018. This decrease primarily resulted from a $0.5 billion reduction in average interest-earning assets and NIM narrowing by two basis points to 2.62% for the six months ended June 30, 2019 compared to 2.64% for the six months ended June 30, 2018. The NIM compression largely resulted from a 60 basis point increase in the cost of interest-bearing liabilities, partially offset by a 41 basis point increase in the yield of interest-earning assets. Given Federal Reserve interest rate hikes in 2018 and the associated increase in market interest rates, the cost of interest-bearing deposits increased 67 basis points to 2.19% and borrowings costs increased 73 basis points to 3.04%. The 456 basis point increase in the yield on other consumer loans principally reflects the purchase of other consumer loans totaling $447.0 million in the first half of 2019. The yield on commercial and industrial loans and leases increased 61 basis points given higher market interest rates.
Total loans increased $607.8 million, or 6.7%, to $9.7 billion at June 30, 2019 compared to the year-ago period. Commercial and industrial loans increased $376.6 million, or 21.5%, to $2.1 billion, commercial loans to mortgage companies increased $67.0 million, or 3.4%, to $2.1 billion; residential mortgages increased $160.3 million, or 32.4%, to $654.6 million; other consumer loans increased $549.0 million to $552.8 million; and commercial real estate non-owner-occupied loans increased $20.6 million, or 1.8%, to $1.2 billion. These increases were offset in part by the planned decrease in multi-family loans of $525.2 million, or 14.8%, to $3.0 billion.
Total deposits increased $889.8 million, or 12.2%, to $8.2 billion at June 30, 2019 compared to the year-ago period. Total demand deposits increased $591.8 million, or 34.5%, to $2.3 billion, certificates of deposit accounts increased $365.9 million, or 17.7%, to $2.4 billion, savings deposits increased $491.1 million to $529.5 million, and money market deposits decreased $559.0 million, or 16.1%, to $2.9 billion at June 30, 2019 compared to the year-ago period. In July 2018, Customers launched a new digital, on-line savings banking product with a goal of gathering retail deposits. As of June 30, 2019, this new product generated $479.2 million in retail deposits.
PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses increased $6.1 million to $5.3 million for the three months ended June 30, 2019, compared to a benefit of $0.8 million for the same period in 2018, reflecting Customers' initiatives to increase other consumer and commercial and industrial loans and leases. The provision for loan and lease losses for the three months ended June 30, 2019 included $8.0 million for loan growth in the other consumer and commercial and industrial loan and lease portfolios, net of the multi-family loan run-off, and $0.1 million for impaired loan provisions, offset in part by a release of reserve of $2.9 million resulting from refinement in assumptions within the allowance for loan losses due to lower than expected credit losses than previously estimated, primarily in the residential mortgage loan portfolio. The provision for loan and lease losses for the three months ended June 30, 2018 included a release of $0.8 million resulting from continued strong asset quality and lower incurred losses than previously estimated and a release of $0.3 million for impaired loans, offset in part by provisions of $0.3 million for loan and lease portfolio growth. Net charge-offs for the three months ended June 30, 2019 were $0.6 million, or 3 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $0.4 million, or 2 basis points on an annualized basis for the three months ended June 30, 2018.
The provision for loan and lease losses increased $8.8 million to $10.1 million for the six months ended June 30, 2019, compared to $1.3 million for the same period in 2018, reflecting Customers' initiatives to increase other consumer and commercial and industrial loans and leases. The provision for loan and lease losses for the six months ended June 30, 2019 included $12.2 million for growth in the other consumer and commercial and industrial loan and lease portfolios, net of the multi-family run-off, and $0.7 million for impaired loan provisions, offset in part by a release of reserve of $2.9 million resulting from refinement in assumptions within the allowance for loan losses due to lower than expected credit losses than previously estimated, primarily in the residential mortgage loan portfolio. The provision for loan and lease losses for the six months ended June 30, 2018 included provisions of $1.2 million for loan and lease portfolio growth and $1.1 million for impaired loan provisions, offset in part by a $0.9 million release resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the six months ended June 30, 2019 were $1.7 million, or 4 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.1 million, or 2 basis points on an annualized basis for the six months ended June 30, 2018.
For more information about the provision and ALLL and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Interchange and card revenue	$6,760	$6,382	$378	5.9%	$15,565	$16,043	$(478)	(3.0)%
Deposit fees	3,348	1,632	1,716	105.1%	5,557	3,724	1,833	49.2%
Commercial lease income	2,730	1,091	1,639	150.2%	5,131	1,953	3,178	162.7%
Bank-owned life insurance	1,836	1,869	(33)	(1.8)%	3,653	3,900	(247)	(6.3)%
Mortgage warehouse transactional fees	1,681	1,967	(286)	(14.5)%	2,995	3,854	(859)	(22.3)%
Gain on sale of SBA and other loans	—	947	(947)	(100.0)%	—	2,308	(2,308)	(100.0)%
Mortgage banking income	250	205	45	22.0%	417	325	92	28.3%
Loss upon acquisition of interest-only GNMA securities	(7,476)	—	(7,476)	NM	(7,476)	—	(7,476)	NM
Other	2,907	2,034	873	42.9%	5,912	4,930	982	19.9%
Total non-interest income	$12,036	$16,127	$(4,091)	(25.4)%	$31,754	$37,037	$(5,283)	(14.3)%
Interchange and card revenue
The $0.4 million increase in interchange and card revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from higher negotiated fee sharing rates with the debit card processor.
The $0.5 million decrease in interchange and card revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from lower activity volumes at the BankMobile segment.
Deposit fees
The $1.7 million increase in deposit fees for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at BankMobile.
The $1.8 million increase in deposit fees for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at BankMobile.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.6 million increase in commercial lease income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from the continued growth of Customers' equipment finance business.
The $3.2 million increase in commercial lease income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $0.3 million decrease in mortgage warehouse transactional fees for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from an 11% decrease in the number of loans funded during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as higher interest rates reduced the volume of mortgage loan originations and refinancings.
The $0.9 million decrease in mortgage warehouse transactional fees for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from a 20% decrease in the number of loans funded during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as higher interest rates reduced the volume of mortgage loan originations and refinancings.

Gain on sale of SBA and other loans
The $0.9 million decrease in gains on sales of SBA and other loans for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 reflects a strategic shift to retain SBA loans on our balance sheet.
The $2.3 million decrease in gains on sales of SBA and other loans for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 reflects a strategic shift to retain SBA loans on our balance sheet.
Loss on acquisition of interest-only GNMA securities
The $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities during the three months ended June 30, 2019 resulted from a mortgage warehouse customer that unexpectedly ceased operations in second quarter 2019. Customers took possession of the interest-only GNMA securities that served as the primary collateral for loans made to this mortgage warehouse customer. The shortfall in the fair value of the interest-only GNMA securities upon acquisition resulted in a write-down of $7.5 million in second quarter 2019. Customers views this as an isolated event that is not indicative of the overall credit quality of the mortgage warehouse portfolio. There are no other loans in the mortgage warehouse portfolio secured by interest-only securities.
Other non-interest income
The $0.9 million increase in other non-interest income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from increases in loan fees of $0.2 million and market-driven increases in interest rate swap and derivative-related income of $0.5 million.
The $1.0 million increase in other non-interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from increases in loan fees of $0.5 million along with various increases in miscellaneous other non-interest income amounts.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Salaries and employee benefits	$26,920	$27,748	$(828)	(3.0)%	$52,743	$52,673	$70	0.1%
Technology, communication, and bank operations	12,402	11,322	1,080	9.5%	24,355	21,266	3,089	14.5%
Professional services	5,718	3,811	1,907	50.0%	10,291	9,820	471	4.8%
Occupancy	3,064	3,141	(77)	(2.5)%	5,967	5,975	(8)	(0.1)%
Commercial lease depreciation	2,252	920	1,332	144.8%	4,174	1,735	2,439	140.6%
FDIC assessments, non-income taxes, and regulatory fees	2,157	2,135	22	1.0%	4,145	4,335	(190)	(4.4)%
Provision for operating losses	2,446	1,233	1,213	98.4%	4,225	2,759	1,466	53.1%
Advertising and promotion	1,360	319	1,041	326.3%	2,169	709	1,460	205.9%
Merger and acquisition related expenses	—	869	(869)	(100.0)%	—	975	(975)	(100.0)%
Loan workout	643	648	(5)	(0.8)%	963	1,307	(344)	(26.3)%
Other real estate owned expenses (income)	(14)	58	(72)	(124.1)%	43	98	(55)	(56.1)%
Other	2,634	1,546	1,088	70.4%	4,491	4,379	112	2.6%
Total non-interest expense	$59,582	$53,750	$5,832	10.9%	$113,566	$106,031	$7,535	7.1%
Salaries and employee benefits
The $0.8 million decrease in salaries and employee benefits for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from a reduction in incentive accruals given lower-than-expected overall performance, partially offset by an increase in average full-time equivalent team members, annual merit increases, and severance payments related to a reduction of headcount, primarily in less profitable business lines.
The $0.1 million increase in salaries and employee benefits for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, and severance payments related to a reduction of headcount, primarily in less profitable business lines, partially offset by decreases in incentive accruals given lower-than-expected overall performance.
Technology, communication, and bank operations
The $1.1 million increase in technology, communication, and bank operations expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from continued investment to improve and maintain Customers' digital information technology infrastructure and support expanded products and services offered through its White Label partnership.
The $3.1 million increase in technology, communication, and bank operations expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from continued investment to improve and maintain Customers' digital information technology infrastructure and support expanded products and services offered through its White Label partnership.
Professional services
The $1.9 million increase in professional services for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from consulting services associated with supporting our White Label partnership and other miscellaneous initiatives.
The $0.5 million increase in professional services for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from consulting services associated with supporting our White Label partnership.
Commercial lease depreciation
The $1.3 million increase in commercial lease depreciation for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $2.4 million increase in commercial lease depreciation for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
Provision for operating losses
The provision for operating losses primarily consists of losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders. The $1.2 million increase in provision for operating losses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from higher customer volumes from our White Label partnership.
The $1.5 million increase in provision for operating losses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from higher customer volumes from our White Label partnership.
Advertising and promotion expenses
The $1.0 million increase in advertising and promotion expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from the promotion of Customers' digital banking products and service offerings available through our White Label partnership.
The $1.5 million increase in advertising and promotion for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from the promotion of Customers' digital banking products and service offerings available through our White Label partnership.
Merger and acquisition related expenses
The $0.9 million decrease in merger and acquisition related expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 resulted from the spin-off and merger agreement between Customers and Flagship Community Bank, which was terminated in October 2018.

The $1.0 million decrease in merger and acquisition related expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 resulted from the spin-off and merger agreement between Customers and Flagship Community Bank, which was terminated in October 2018.
Other non-interest expense
The $1.1 million increase in other non-interest expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from ongoing investment in our White Label partnership, partially offset by management's continued efforts to monitor and control expenses.
The $0.1 million increase in other non-interest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily resulted from ongoing investment in our White Label partnership, partially offset by management's continued efforts to monitor and control expenses.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Income before income tax expense	$11,787	$30,483	$(18,696)	(61.3)%	$32,058	$62,026	$(29,968)	(48.3)%
Income tax expense	$2,491	$6,820	$(4,329)	(63.5)%	$7,323	$14,222	$(6,899)	(48.5)%
Effective tax rate	21.13%	22.37%			22.84%	22.93%
The $4.3 million and $6.9 million decrease in income tax expense for the three and six months ended June 30, 2019, when compared to the same periods in the prior year, primarily resulted from lower pre-tax income. The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily resulted from a favorable return to provision adjustment recorded during the three months ended June 30, 2019.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million and $7.2 million for the three and six months ended June 30, 2019 and 2018, respectively. There were no changes to the amount of preferred stock outstanding or the dividend rates from second quarter 2018 to second quarter 2019 or from the first six months in 2018 to the first six months in 2019.
Financial Condition
General
Customers' total assets were $11.2 billion at June 30, 2019. This represented a $1.3 billion increase from total assets of $9.8 billion at December 31, 2018. The increase in total assets primarily resulted from increases in loans receivable, mortgage warehouse, at fair value of $596.1 million, loans and leases receivable of $576.0 million, investment securities of $43.3 million, and cash and cash equivalents of $33.7 million.
Total liabilities were $10.2 billion at June 30, 2019. This represented a $1.3 billion increase from $8.9 billion at December 31, 2018. The increase in total liabilities primarily resulted from increases in total deposits of $1.0 billion and federal funds purchased of $219.0 million, partially offset in part by a reduction in other borrowings of $24.8 million.

The following table presents certain key condensed balance sheet data as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018	Change	% Change
Cash and cash equivalents	$95,795	$62,135	$33,660	54.2%
Investment securities, at fair value	708,359	665,012	43,347	6.5%
Loans held for sale	5,697	1,507	4,190	278.0%
Loans receivable, mortgage warehouse, at fair value	2,001,540	1,405,420	596,120	42.4%
Loans and leases receivable	7,714,106	7,138,074	576,032	8.1%
Allowance for loan and lease losses	(48,388)	(39,972)	(8,416)	21.1%
Total assets	11,182,427	9,833,425	1,349,002	13.7%
Total deposits	8,185,777	7,142,236	1,043,541	14.6%
Federal funds purchased	406,000	187,000	219,000	117.1%
FHLB advances	1,262,100	1,248,070	14,030	1.1%
Other borrowings	99,055	123,871	(24,816)	(20.0)%
Subordinated debt	109,026	108,977	49	—%
Total liabilities	10,191,022	8,876,609	1,314,413	14.8%
Total shareholders’ equity	991,405	956,816	34,589	3.6%
Total liabilities and shareholders’ equity	$11,182,427	$9,833,425	$1,349,002	13.7%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  Cash and due from banks were $24.8 million and $17.7 million at June 30, 2019 and December 31, 2018, respectively.  Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $71.0 million and $44.4 million at June 30, 2019 and December 31, 2018, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), corporate securities, interest-only GNMA securities, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At June 30, 2019, investment securities totaled $708.4 million compared to $665.0 million at December 31, 2018. The increase in investment securities primarily resulted from a market-driven recovery in the fair value of agency-guaranteed mortgage-backed securities and corporate securities and from obtaining ownership of certain interest-only GNMA securities with a fair value of $17.2 million on June 28, 2019. These securities served as the primary collateral for loans made to one commercial mortgage warehouse customer. These securities will be reported at fair value with fair value changes recorded directly in earnings based on a fair value option election.
For financial reporting purposes, available-for-sale debt securities are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are included in OCI and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of marketable equity securities and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County);

Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business, and has recently announced plans to increase its other consumer lending activities by approximately $750 million over the prior year. In addition, Customers has been deemphasizing its multi-family business, with plans to run-off approximately $1 billion or more in the second half of 2019, and has significantly limited originations of loans yielding less than 5.25% in order to reduce net interest margin compression.
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
As of June 30, 2019, Customers had $8.4 billion in commercial loans outstanding, totaling approximately 86.8% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value, compared to commercial loans outstanding of $7.8 billion, comprising approximately 91.6% of its total loan and lease portfolio, at December 31, 2018.
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
Customers' lending to mortgage banking business primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of June 30, 2019 and December 31, 2018, commercial loans to mortgage banking businesses totaled $2.0 billion and $1.4 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial and other consumer loan portfolios with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2019, Customers had multi-family loans of $3.0 billion outstanding, comprising approximately 31.0% of the total loan and lease portfolio, compared to $3.3 billion, or approximately 38.4% of the total loan and lease portfolio, at December 31, 2018.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of June 30, 2019 and December 31, 2018, Customers had $227.8 million and $172.9 million, respectively, of equipment finance loans outstanding. As of June 30, 2019 and December 31, 2018, Customers had $64.5 million and $54.5 million of equipment finance leases, respectively. As of June 30, 2019 and December 31, 2018, Customers had $62.0 million and $54.5 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $9.0 million and $4.8 million, respectively.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The other consumer loan portfolio consists largely of third-party originated unsecured consumer loans. None of the loans are considered sub-prime. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2019, Customers had $1.3 billion in consumer loans outstanding, or 13.2% of the total loan and lease portfolio, compared to $721.8 million, or 8.4% of the total loan and lease portfolio, as of December 31, 2018. Customers purchased $385.7 million and $447.0 million of other consumer loans through arrangements with third party fintech companies during the three and six months ended June 30, 2019, respectively. Customers purchased $40.6 million and $108.5 million of residential mortgage loans from third party financial institutions during the three and six months ended June 30, 2019, respectively.
Loans Held for Sale
The composition of loans held for sale as of June 30, 2019 and December 31, 2018 was as follows:

(amounts in thousands)	June 30, 2019	December 31, 2018
Mortgage loans:
Residential mortgage loans, at fair value	$4,372	$1,507
Residential reverse mortgage loans – lower of cost or market	1,325	—
Loans held for sale	$5,697	$1,507
At June 30, 2019, loans held for sale totaled $5.7 million, or 0.06% of the total loan and lease portfolio, and $1.5 million, or 0.02% of the total loan and lease portfolio, at December 31, 2018. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ALLL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2019	December 31, 2018
Loans receivable, mortgage warehouse, at fair value	$2,001,540	$1,405,420
Loans receivable:
Commercial:
Multi-family	3,017,531	3,285,297
Commercial and industrial (including owner occupied commercial real estate)	2,184,556	1,951,277
Commercial real estate non-owner occupied	1,176,575	1,125,106
Construction	59,811	56,491
Total commercial loans and leases receivable	6,438,473	6,418,171
Consumer:
Residential real estate	648,860	566,561
Manufactured housing	75,597	79,731
Other consumer	552,839	74,035
Total consumer loans receivable	1,277,296	720,327
Loans and leases receivable	7,715,769	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	(1,663)	(424)
Allowance for loan and lease losses	(48,388)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$9,667,258	$8,503,522
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

Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an allowance for loan and lease losses and are therefore excluded from allowance for loan and lease losses related disclosures. At June 30, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.0 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively.
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
The provision for loan and lease losses was $5.3 million and a benefit of $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $10.1 million and $1.3 million for the six months ended June 30, 2019 and 2018. The ALLL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $48.4 million, or 0.63% of loans and leases receivable, at June 30, 2019 and $40.0 million, or 0.56% of loans and leases receivable, at December 31, 2018. Net charge-offs were $0.6 million for the three months ended June 30, 2019, an increase of $0.2 million compared to the same period in 2018. The increase in net charge-offs period over period was mainly driven by higher net charge-offs in the other consumer loan portfolio, partially offset by lower net charge-offs in the commercial and industrial and commercial real estate owner occupied loan portfolios. Net charge-offs were $1.7 million for the six months ended June 30, 2019, an increase of $0.6 million compared to the same period in 2018. The increase in net charge-offs period over period was mainly driven by higher net charge-offs in the other consumer and multi-family loan portfolios, partially offset by lower net charge-offs in the commercial and industrial and commercial real estate owner occupied loan portfolios.

The table below presents changes in the Bank’s ALLL for the periods indicated.
Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Balance at the beginning of the period	$43,679	$39,499	$39,972	$38,015
Loan and lease charge-offs (1)
Multi-family	—	—	541	—
Commercial and industrial	183	174	183	224
Commercial real estate owner occupied	66	483	74	501
Residential real estate	69	42	109	407
Other consumer	932	462	1,687	718
Total Charge-offs	1,250	1,161	2,594	1,850
Loan and lease recoveries (1)
Multi-family	7	—	7	—
Commercial and industrial	338	140	457	175
Commercial real estate owner occupied	97	326	225	326
Construction	114	209	120	220
Residential real estate	8	56	15	63
Other consumer	49	3	73	6
Total Recoveries	613	734	897	790
Total net charge-offs	637	427	1,697	1,060
Provision for loan and lease losses	5,346	(784)	10,113	1,333
Balance at the end of the period	$48,388	$38,288	$48,388	$38,288

(1)	Charge-offs and recoveries on PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.
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
Approximately 79% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.

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
Asset Quality at June 30, 2019

(dollars in thousands)	Total Loans	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan Type (%)	NPA to Loans + OREO (%)
Loan Type
Multi-family	$3,017,531	$3,017,531	$—	$—	$—	$—	$—	—%	—%
Commercial & Industrial (1)	2,184,556	2,176,475	1,428	326	6,327	708	7,035	0.29%	0.32%
Commercial Real Estate Non-Owner Occupied	1,176,575	1,176,198	283	—	94	—	94	0.01%	0.01%
Construction	59,811	59,811	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	6,438,473	6,430,015	1,711	326	6,421	708	7,129	0.10%	0.11%
Residential	648,860	641,065	2,660	52	5,083	78	5,161	0.78%	0.80%
Manufactured housing	75,597	67,390	3,937	2,700	1,570	290	1,860	2.08%	2.45%
Other consumer	552,839	550,964	1,496	20	359	—	359	0.06%	0.06%
Total consumer loans receivable	1,277,296	1,259,419	8,093	2,772	7,012	368	7,380	0.55%	0.58%
Deferred (fees) costs and unamortized (discounts) premiums, net	(1,663)	(1,663)	—	—	—	—	—
Loans and Leases Receivable	7,714,106	7,687,771	9,804	3,098	13,433	1,076	14,509	0.17%	0.19%
Loans Receivable, Mortgage Warehouse, at Fair Value	2,001,540	2,001,540	—	—	—	—	—
Total Loans Held for Sale	5,697	4,372	—	—	1,325	—	1,325	23.26%	23.26%
Total Portfolio	$9,721,343	$9,693,683	$9,804	$3,098	$14,758	$1,076	$15,834	0.15%	0.16%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at June 30, 2019 (continued)

(dollars in thousands)	Total Loans	Non-accrual / NPL	ALLL	Cash Reserve	Total Credit Reserves	Reserves to Loans (%)	Reserves to NPLs (%)
Loan Type
Multi-family	$3,017,531	$—	$9,926	$—	$9,926	0.33%	—%
Commercial & Industrial (1)	2,184,556	6,327	17,096	—	17,096	0.78%	270.21%
Commercial Real Estate Non-Owner Occupied	1,176,575	94	6,159	—	6,159	0.52%	6552.13%
Construction	59,811	—	649	—	649	1.09%	—%
Total commercial loans and leases receivable	6,438,473	6,421	33,830	—	33,830	0.53%	526.86%
Residential	648,860	5,083	4,168	—	4,168	0.64%	82.00%
Manufactured housing	75,597	1,570	123	366	489	0.65%	31.15%
Other consumer	552,839	359	10,267	—	10,267	1.86%	2859.89%
Total consumer loans receivable	1,277,296	7,012	14,558	366	14,924	1.17%	212.84%
Deferred (fees) costs and unamortized (discounts) premiums, net	(1,663)	—	—	—	—
Loans and Leases Receivable	7,714,106	13,433	48,388	366	48,754	0.63%	362.94%
Loans Receivable, Mortgage Warehouse, at Fair Value	2,001,540	—	—	—	—
Total Loans Held for Sale	5,697	1,325	—	—	—	—%	—%
Total Portfolio	$9,721,343	$14,758	$48,388	$366	$48,754	0.50%	330.36%

(1)	Commercial & industrial loans, including owner occupied commercial real estate loans.
The total loan and lease portfolio was $9.7 billion at June 30, 2019 compared to $8.5 billion at December 31, 2018 and $14.8 million, or 0.15% of loans and leases were non-performing at June 30, 2019 compared to $27.5 million, or 0.32% of loans and leases at December 31, 2018. The loan and lease portfolio was supported by credit reserves of $48.8 million (330.36% of NPLs and 0.50% of total loans and leases) and $40.5 million (147.16% of NPLs and 0.47% of total loans and leases), at June 30, 2019 and December 31, 2018, respectively.

DEPOSITS

Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our White Label relationship, deposit brokers, listing services and other relationships.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018	Change	% Change
Demand, non-interest bearing	$1,380,698	$1,122,171	$258,527	23.0%
Demand, interest bearing	925,180	803,948	121,232	15.1%
Savings, including MMDA	3,441,798	3,481,936	(40,138)	(1.2)%
Transaction deposits	5,747,676	5,408,055	339,621	6.3%
Time, $100,000 and over	1,156,485	792,370	364,115	46.0%
Time, other	1,281,616	941,811	339,805	36.1%
Total deposits	$8,185,777	$7,142,236	$1,043,541	14.6%

Total deposits were $8.2 billion at June 30, 2019, an increase of $1.0 billion, or 14.6%, from $7.1 billion at December 31, 2018. Transaction deposits increased by $339.6 million, or 6.3%, to $5.7 billion at June 30, 2019, from $5.4 billion at December 31, 2018. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $258.5 million, and interest bearing demand deposits of $121.2 million. These increases were offset by a decrease in savings, including MMDA of $40.1 million, or 1.2%, to $3.4 billion at June 30, 2019, from $3.5 billion at December 31, 2018. Time deposits increased $703.9 million, or 40.6%, to $2.4 billion at June 30, 2019, from $1.7 billion at December 31, 2018.
At June 30, 2019, the Bank had $1.9 billion in state and municipal deposits to which it had pledged $1.9 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of June 30, 2019 and December 31, 2018, total outstanding borrowings were $1.9 billion and $1.7 billion, respectively, which represented an increase of $208.3 million, or 12.5%. In June 2019, $25.0 million of senior notes bearing an annual interest rate of 4.625%, which were originally issued in June 2014 by the Bancorp, matured and were repaid in full.
SHAREHOLDERS' EQUITY

The components of shareholder's equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,483	32,252	231	0.7%
Additional paid in capital	439,067	434,314	4,753	1.1%
Retained earnings	334,157	316,651	17,506	5.5%
Accumulated other comprehensive loss, net	(9,993)	(22,663)	12,670	(55.9)%
Treasury stock	(21,780)	(21,209)	(571)	2.7%
Total shareholders' equity	$991,405	$956,816	$34,589	3.6%
Shareholders’ equity increased $34.6 million, or 3.6%, to $991.4 million at June 30, 2019 when compared to shareholders' equity of $956.8 million at December 31, 2018. The increase primarily resulted from net income of $24.7 million for the six months ended June 30, 2019, a reduction in accumulated other comprehensive loss, net of $12.7 million, and increases of $4.8 million in additional paid in capital and $0.2 million in common stock, partially offset by preferred stock dividends of $7.2 million for the six months ended June 30, 2019 and repurchases of shares of Customers' common stock totaling $0.6 million. The reduction in accumulated other comprehensive loss, net primarily resulted from an increase in the fair value of available-for-sale debt securities, partially offset by a decline in the fair value of cash flow hedges, both due to the decline in market interest rates during the year. The increases in additional paid in capital and common stock resulted primarily from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2019.
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB. As of June 30, 2019, Customers' borrowing capacity with the FHLB was $4.2 billion, of which $1.3 billion was utilized in borrowings and $2.0 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2018, Customers' borrowing capacity with the FHLB was $4.1 billion, of which $1.2 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2019 and December 31, 2018, Customers' borrowing capacity with the FRB was $129.7 million and $102.5 million, respectively.

The table below summarizes Customers' cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	% Change
Net cash provided by (used in) operating activities	$3,129	$65,471	$(62,342)	(95.2)%
Net cash provided by (used in) investing activities	(1,213,324)	(1,179,191)	(34,133)	2.9%
Net cash provided by (used in) financing activities	1,243,855	1,219,123	24,732	2.0%
Net increase (decrease) in cash and cash equivalents	$33,660	$105,403	$(71,743)	(68.1)%
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $3.1 million for the six months ended June 30, 2019 primarily resulted from net income of $24.7 million, non-cash operating adjustments of $25.2 million, and an increase of $16.5 million in accrued interest payable and other liabilities, partially offset by an increase of $63.3 million in accrued interest receivable and other assets. Cash provided by operating activities of $65.5 million for the six months ended June 30, 2018 primarily resulted in net income of $47.8 million and non-cash operating adjustments.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $1.2 billion for the six months ended June 30, 2019 primarily resulted from net originations of mortgage warehouse loans of $622.4 million and purchases of loans of $555.6 million.
Cash used in investing activities of $1.2 billion for the six months ended June 30, 2018 primarily resulted from purchases of investment securities available for sale of $763.2 million, purchases of loans of $278.5 million, and net originations of mortgage warehouse loans of $137.3 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $1.2 billion for the six months ended June 30, 2019 primarily resulted from increases in deposits of $1.0 billion, proceeds from long-term FHLB borrowings of $350.0 million, and federal funds purchased of $219.0 million, partially offset by repayments of short-term borrowed funds from the FHLB of $336.0 million, repayments of long-term debt of $25.0 million, and preferred stock dividends paid of $7.2 million.
Cash provided by financing activities of $1.2 billion for the six months ended June 30, 2018 primarily resulted from increases in short-term borrowed funds from the FHLB of $777.9 million, and deposits of $495.8 million, partially offset by federal funds purchased of $50.0 million, and preferred stock dividends paid of $7.2 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2019 and December 31, 2018, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$768,335	8.041%	$429,991	4.500%	N/A	N/A	$668,874	7.000%
Customers Bank	$1,068,554	11.190%	$429,727	4.500%	$620,717	6.500%	$668,465	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$985,784	10.317%	$573,321	6.000%	N/A	N/A	$812,205	8.500%
Customers Bank	$1,068,554	11.190%	$572,970	6.000%	$763,960	8.000%	$811,707	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,123,602	11.759%	$764,428	8.000%	N/A	N/A	$1,003,312	10.500%
Customers Bank	$1,226,248	12.841%	$763,960	8.000%	$954,950	10.000%	$1,002,697	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$985,784	9.511%	$414,576	4.000%	N/A	N/A	$414,576	4.000%
Customers Bank	$1,068,554	10.318%	$414,241	4.000%	$517,801	5.000%	$414,241	4.000%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of June 30, 2019, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 8 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.
OFF-BALANCE SHEET ARRANGEMENTS
Customers is involved with financial instruments and other commitments with off-balance sheet risks.  Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of the Bank's customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.
With commitments to extend credit, exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments.  The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments.  Because they involve credit risk similar to extending a loan or lease, commitments to extend credit are subject to the Bank’s credit policy and other underwriting standards.
As of June 30, 2019 and December 31, 2018, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	June 30, 2019	December 31, 2018
Commitments to fund loans and leases	$324,543	$345,608
Unfunded commitments to fund mortgage warehouse loans	1,297,406	1,537,900
Unfunded commitments under lines of credit and credit card	949,557	867,131
Letters of credit	44,880	55,659
Other unused commitments	4,372	4,822
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
Through the use of income simulation modeling, Customers has estimated the net interest income for the periods ending June 30, 2020 and December 31, 2019, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2019 and December 31, 2018. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the periods ending June 30, 2020 and December 31, 2019, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	June 30, 2020	December 31, 2019
Up 3%	(1.0)%	(15.7)%
Up 2%	(0.1)%	(9.8)%
Up 1%	0.2%	(4.5)%
Down 1%	(0.6)%	3.9%
Down 2%	(1.9)%	6.7%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2019 and December 31, 2018, resulting from shocks to interest rates.

	From base
Rate Shocks	June 30, 2019	December 31, 2018
Up 3%	(12.5)%	(22.8)%
Up 2%	(6.2)%	(13.3)%
Up 1%	(1.9)%	(5.7)%
Down 1%	0.4%	3.8%
Down 2%	0.2%	6.5%
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2019.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2019, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 13 – LOSS CONTINGENCIES” to the consolidated financial statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, the Bancorp's board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers was authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. Customers repurchased all remaining authorized shares pursuant to this program in January 2019. Accordingly, there were no common shares repurchased during second quarter 2019.

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
Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid will be limited to the extent the Bank's capital ratios do not exceed the minimum required levels plus 250 basis points, as these requirements were phased in through January 1, 2019.
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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 3, 2019

3.5	Amendment to Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 19, 2019

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

10.1	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

August 8, 2019	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 8, 2019	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on July 2, 2012

3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 3, 2019

3.5	Amendment to Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 19, 2019

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

10.1	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.