Form 10-Q
period 2019-09-30
Customers Bancorp, Inc.
filed 2019-11-07
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On October 31, 2019, 31,320,284 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	74

Item 4.	Controls and Procedures	76

PART II

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	79

SIGNATURES		81

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ASC	Accountings Standards Codification
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BOLI	Bank-owned life insurance
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DOE	United States Department of Education
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FMV	Fair Market Value
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GNMA	Government National Mortgage Association
Interest-only GNMA securities	Interest-only classes of Ginnie Mae guaranteed home equity conversation mortgage-backed securities
IRS	Internal Revenue Service
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased Credit-Impaired
ROU	Right-of-use
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	United States Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$12,555	$17,696
Interest-earning deposits	169,663	44,439
Cash and cash equivalents	182,218	62,135
Investment securities, at fair value	608,714	665,012
Loans held for sale (includes $1,755 and $1,507, respectively, at fair value)	502,854	1,507
Loans receivable, mortgage warehouse, at fair value	2,438,530	1,405,420
Loans and leases receivable	7,336,237	7,138,074
Allowance for loan and lease losses	(51,053)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	9,723,714	8,503,522
FHLB, Federal Reserve Bank, and other restricted stock	81,853	89,685
Accrued interest receivable	38,412	32,955
Bank premises and equipment, net	14,075	11,063
Bank-owned life insurance	270,526	264,559
Other real estate owned	204	816
Goodwill and other intangibles	15,521	16,499
Other assets	285,699	185,672
Total assets	$11,723,790	$9,833,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,569,918	$1,122,171
Interest-bearing	7,355,767	6,020,065
Total deposits	8,925,685	7,142,236
Federal funds purchased	373,000	187,000
FHLB advances	1,040,800	1,248,070
Other borrowings	123,528	123,871
Subordinated debt	109,050	108,977
Accrued interest payable and other liabilities	132,577	66,455
Total liabilities	10,704,640	8,876,609
Commitments and contingencies (NOTE 14)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,526,395 and 32,252,488 shares issued as of September 30, 2019 and December 31, 2018; 31,245,776 and 31,003,028 shares outstanding as of September 30, 2019 and December 31, 2018	32,526	32,252
Additional paid in capital	441,499	434,314
Retained earnings	357,608	316,651
Accumulated other comprehensive loss, net	(8,174)	(22,663)
Treasury stock, at cost (1,280,619 and 1,249,460 shares as of September 30, 2019 and December 31, 2018)	(21,780)	(21,209)
Total shareholders’ equity	1,019,150	956,816
Total liabilities and shareholders’ equity	$11,723,790	$9,833,425
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans and leases	$118,444	$97,815	$315,126	$278,986
Investment securities	5,867	8,495	18,589	26,932
Other	2,407	3,735	6,030	8,731
Total interest income	126,718	110,045	339,745	314,649
Interest expense:
Deposits	38,267	32,804	105,472	76,779
FHLB advances	7,563	9,125	20,463	27,381
Subordinated debt	1,684	1,684	5,053	5,053
Other borrowings	3,469	2,431	9,039	9,082
Total interest expense	50,983	46,044	140,027	118,295
Net interest income	75,735	64,001	199,718	196,354
Provision for loan and lease losses	4,426	2,924	14,539	4,257
Net interest income after provision for loan and lease losses	71,309	61,077	185,179	192,097
Non-interest income:
Interchange and card revenue	6,869	7,084	22,435	23,127
Deposit fees	3,642	2,002	9,199	5,726
Commercial lease income	3,080	1,419	8,212	3,372
Bank-owned life insurance	1,824	1,869	5,477	5,769
Mortgage warehouse transactional fees	2,150	1,809	5,145	5,663
Gain on sale of SBA and other loans	—	1,096	—	3,404
Mortgage banking income	283	207	701	532
Loss upon acquisition of interest-only GNMA securities	—	—	(7,476)	—
Gain (loss) on sale of investment securities	1,001	(18,659)	1,001	(18,659)
Unrealized gain (loss) on investment securities	1,333	(1,236)	988	(1,532)
Other	3,187	6,493	9,443	11,718
Total non-interest income	23,369	2,084	55,125	39,120
Non-interest expense:
Salaries and employee benefits	27,193	25,462	79,936	78,135
Technology, communication, and bank operations	8,755	11,657	33,110	32,923
Professional services	8,348	4,743	18,639	14,563
Occupancy	3,661	2,901	9,628	8,876
Commercial lease depreciation	2,459	1,103	6,633	2,838
FDIC assessments, non-income taxes, and regulatory fees	(777)	2,415	3,368	6,750
Provision for operating losses	3,998	1,171	8,223	3,930
Advertising and promotion	976	820	3,145	1,529
Merger and acquisition related expenses	—	2,945	—	3,920
Loan workout	495	516	1,458	1,823
Other real estate owned expenses	108	66	151	164
Other	4,376	3,305	8,869	7,683
Total non-interest expense	59,592	57,104	173,160	163,134
Income before income tax expense	35,086	6,057	67,144	68,083
Income tax expense	8,020	28	15,343	14,250
Net income	27,066	6,029	51,801	53,833
Preferred stock dividends	3,615	3,615	10,844	10,844
Net income available to common shareholders	$23,451	$2,414	$40,957	$42,989
Basic earnings per common share	$0.75	$0.08	$1.32	$1.36
Diluted earnings per common share	$0.74	$0.07	$1.30	$1.33
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$27,066	$6,029	$51,801	$53,833
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses) arising during the period	7,858	(1,629)	46,430	(47,917)
Income tax effect	(2,043)	423	(12,072)	12,458
Reclassification adjustments for (gains) losses on securities included in net income	(1,001)	18,659	(1,001)	18,659
Income tax effect	260	(4,851)	260	(4,851)
Net unrealized gains (losses) on available-for-sale debt securities	5,074	12,602	33,617	(21,651)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(5,163)	4,062	(26,204)	6,830
Income tax effect	1,342	(1,056)	6,813	(1,775)
Reclassification adjustment for (gains) losses included in net income	764	(2,519)	355	(2,647)
Income tax effect	(198)	655	(92)	688
Net unrealized gains (losses) on cash flow hedges	(3,255)	1,142	(19,128)	3,096
Other comprehensive income (loss), net of income tax effect	1,819	13,744	14,489	(18,555)
Comprehensive income (loss)	$28,885	$19,773	$66,290	$35,278
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2019	9,000,000	$217,471	31,202,023	$32,483	$439,067	$334,157	$(9,993)	$(21,780)	$991,405
Net income	—	—	—	—	—	27,066	—	—	27,066
Other comprehensive income (loss)	—	—	—	—	—	—	1,819	—	1,819
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	2,133	—	—	—	2,133
Issuance of common stock under share-based compensation arrangements	—	—	43,753	43	299	—	—	—	342
Balance, September 30, 2019	9,000,000	$217,471	31,245,776	$32,526	$441,499	$357,608	$(8,174)	$(21,780)	$1,019,150

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2018	9,000,000	$217,471	31,669,643	$32,200	$428,796	$299,990	$(33,997)	$(8,233)	$936,227
Net income	—	—	—	—	—	6,029	—	—	6,029
Other comprehensive income (loss)	—	—	—	—	—	—	13,744	—	13,744
Preferred stock dividends	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	1,980	—	—	—	1,980
Issuance of common stock under share-based compensation arrangements	—	—	17,697	18	429	—	—	—	447
Balance, September 30, 2018	9,000,000	$217,471	31,687,340	$32,218	$431,205	$302,404	$(20,253)	$(8,233)	$954,812
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED (CONTINUED)
(amounts in thousands, except shares outstanding data)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	51,801	—	—	51,801
Other comprehensive income (loss)	—	—	—	—	—	—	14,489	—	14,489
Preferred stock dividends	—	—	—	—	—	(10,844)	—	—	(10,844)
Share-based compensation expense	—	—	—	—	6,557	—	—	—	6,557
Issuance of common stock under share-based compensation arrangements	—	—	273,907	274	628	—	—	—	902
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, September 30, 2019	9,000,000	$217,471	31,245,776	$32,526	$441,499	$357,608	$(8,174)	$(21,780)	$1,019,150

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	53,833	—	—	53,833
Other comprehensive income (loss)	—	—	—	—	—	—	(18,555)	—	(18,555)
Preferred stock dividends	—	—	—	—	—	(10,844)	—		(10,844)
Share-based compensation expense	—	—	—	—	5,641	—	—	—	5,641
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based compensation arrangements	—	—	299,595	300	3,361	—	—	—	3,661
Balance, September 30, 2018	9,000,000	$217,471	31,687,340	$32,218	$431,205	$302,404	$(20,253)	$(8,233)	$954,812
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$51,801	$53,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	14,539	4,257
Depreciation and amortization	15,167	10,235
Share-based compensation expense	7,289	6,595
Deferred taxes	8,701	6,238
Net amortization of investment securities premiums and discounts	691	1,205
Unrealized (gain) loss on investment securities	(988)	1,532
(Gain) loss on sale of investment securities	(1,001)	18,659
Loss upon acquisition of interest-only GNMA securities	7,476	—
(Gain) loss on sale of SBA and other loans	(602)	(3,880)
Origination of loans held for sale	(35,760)	(22,978)
Proceeds from the sale of loans held for sale	36,115	23,936
Amortization of fair value discounts and premiums	561	164
Net (gain) loss on sales of other real estate owned	137	(35)
Valuation and other adjustments to other real estate owned	31	124
Earnings on investment in bank-owned life insurance	(5,477)	(5,769)
(Increase) decrease in accrued interest receivable and other assets	(79,299)	(21,525)
Increase (decrease) in accrued interest payable and other liabilities	15,302	25,774
Net Cash Provided By (Used In) Operating Activities	34,683	98,365
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	22,627	38,926
Proceeds from sales of investment securities available for sale	97,555	476,182
Purchases of investment securities available for sale	—	(763,242)
Origination of mortgage warehouse loans	(22,167,517)	(21,739,744)
Proceeds from repayments of mortgage warehouse loans	21,049,044	22,016,825
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(6,808)	(20,476)
Proceeds from sales of loans	—	42,211
Purchase of loans	(636,366)	(347,740)
Proceeds from bank-owned life insurance	—	529
Net proceeds from FHLB, Federal Reserve Bank, and other restricted stock	7,832	31,712
Purchases of bank premises and equipment	(5,397)	(1,344)
Proceeds from sales of other real estate owned	735	421
Purchase of university relationship intangible asset	—	(1,502)
Purchases of leased assets under lessor operating leases	(27,239)	(21,849)
Net Cash Provided By (Used In) Investing Activities	(1,665,534)	(289,091)
Cash Flows from Financing Activities
Net increase in deposits	1,783,449	1,713,572
Net increase (decrease) in short-term borrowed funds from the FHLB	(557,270)	(776,860)
Net increase (decrease) in federal funds purchased	186,000	(155,000)
Proceeds from long-term borrowed funds from the FHLB	350,000	—
Proceeds from issuance of other long-term borrowings	25,000	—
Repayments of other borrowings	(25,000)	(63,250)
Preferred stock dividends paid	(10,844)	(10,844)
Exercise of warrants	—	112
Purchase of treasury stock	(571)	—
Payments of employee taxes withheld from share-based awards	(1,366)	(711)
Proceeds from issuance of common stock	1,536	3,418
Net Cash Provided By (Used In) Financing Activities	1,750,934	710,437
Net Increase (Decrease) in Cash and Cash Equivalents	120,083	519,711
Cash and Cash Equivalents – Beginning	62,135	146,323
Cash and Cash Equivalents – Ending	$182,218	$666,034

	(continued)

Supplementary Cash Flows Information:
Interest paid	$134,234	$114,973
Income taxes paid	3,047	4,156
Non-cash items:
Transfer of loans to other real estate owned	$291	$234
Transfer of loans held for investment to held for sale	499,774	—
Transfer of loans held for sale to held for investment	—	129,691
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	17,157	—
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	1,325	—
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
Customers Bancorp, Inc. and its wholly owned subsidiaries, Customers Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Chicago, Illinois; and nationally for certain loan and deposit products. The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan, equipment leases and other financial products to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia, Pennsylvania; and Chicago, Illinois. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements of Customers Bancorp and subsidiaries have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2018 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2018 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 (the "2018 Form 10-K"). The 2018 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable; Purchased Loans; ALLL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Segment Information; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; Loss Contingencies; and Collaborative Arrangements. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and nine months ended September 30, 2019, with the exception of the adoption of ASU 2016-02, Leases as described below in accounting standards adopted in 2019 and the election of the fair value option, upon acquisition on June 28, 2019, for certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer, as further described in NOTE 5 - INVESTMENT SECURITIES. As the interest-only GNMA securities are carried at their current fair value, changes in fair value are reported as unrealized gain (loss) on investment securities within non-interest income. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

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
• See NOTE 8 - LEASES.

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

• Customers intends to adopt this guidance on its effective date and is currently evaluating the expected impact of this ASU on its financial condition, results of operations and consolidated financial statements. Please refer below to ASU 2016-13 for further discussion on Customers' adoption of ASU 2016-13 (Topic 326).

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
• Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted.
• Adoption to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

• Customers has established a company-wide, cross-discipline governance structure, which provides implementation oversight and continues evaluating the impact of this ASU and reviewing the loss modeling requirements consistent with expected credit loss estimates.
• Customers has selected a third-party vendor to assist in the implementation process of its new model.
• Customers will utilize lifetime loss rate models for its commercial real estate, commercial and industrial, and consumer portfolios. As Customers' loan portfolios have not been subject to a full economic credit cycle, lifetime loss rates will be based on its peer groups' historical loss rates for each of these portfolios of loans. Additionally, the loss rates will include reasonable and supportable forecasts of macroeconomic conditions.
• Customers began to perform parallel runs of the new models to its current ALLL model during second quarter 2019 and continues to evaluate the results and assumptions.
• Implementation efforts are continuing to focus on model validation, model calibration, qualitative factors, developing new disclosures, finalizing formal policies and procedures and other governance and control enhancements and documentation.
• The FASB recently issued two ASUs that clarified treatment of several topics in the CECL standard, including recoveries and accrued interest, which we plan to implement. The FASB also recently proposed an ASU providing additional guidance on selected topics and we are awaiting final guidance to implement any necessary changes.
• The adoption of this ASU will result in an increase to Customers' ALLL which will depend upon the nature and characteristics of Customers' loan and lease portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date.
• Customers will adopt this new guidance on January 1, 2020.

NOTE 3 — EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2019	2018	2019	2018
Net income available to common shareholders	$23,451	$2,414	$40,957	$42,989

Weighted-average number of common shares outstanding - basic	31,223,777	31,671,122	31,142,400	31,554,407
Share-based compensation plans	420,951	601,622	438,629	750,573
Warrants	—	4,846	—	7,475
Weighted-average number of common shares - diluted	31,644,728	32,277,590	31,581,029	32,312,455

Basic earnings per common share	$0.75	$0.08	$1.32	$1.36
Diluted earnings per common share	$0.74	$0.07	$1.30	$1.33
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation awards	2,181,195	1,787,670	2,233,160	1,105,287

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended September 30, 2019
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - June 30, 2019	$6,802	$—	$6,802	$(16,795)	$(9,993)
Other comprehensive income (loss) before reclassifications	5,815	—	5,815	(3,821)	1,994
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	(741)	—	(741)	566	(175)
Net current-period other comprehensive income (loss)	5,074	—	5,074	(3,255)	1,819
Balance - September 30, 2019	$11,876	$—	$11,876	$(20,050)	$(8,174)

	Nine Months Ended September 30, 2019
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2018	$(21,741)	$—	$(21,741)	$(922)	$(22,663)
Other comprehensive income (loss) before reclassifications	34,358	—	34,358	(19,391)	14,967
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	(741)	—	(741)	263	(478)
Net current-period other comprehensive income (loss)	33,617	—	33,617	(19,128)	14,489
Balance - September 30, 2019	$11,876	$—	$11,876	$(20,050)	$(8,174)

(1)Reclassification amounts for available-for-sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income. During both the three and nine months ended September 30, 2019 reclassification amounts of $1.0 million ($0.7 million net of taxes) were reported as gain on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income. During the three and nine months ended September 30, 2019, reclassification amounts of $0.8 million ($0.6 million net of taxes) and $0.4 million ($0.3 million net of taxes), respectively, were reported as increases to interest expense for the applicable hedged items on the consolidated statements of income.

	Three Months Ended September 30, 2018
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - June 30, 2018	$(35,711)	$—	$(35,711)	$1,714	$(33,997)
Other comprehensive income (loss) before reclassifications	(1,206)	—	(1,206)	3,006	1,800
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	13,808	—	13,808	(1,864)	11,944
Net current-period other comprehensive income (loss)	12,602	—	12,602	1,142	13,744
Balance - September 30, 2018	$(23,109)	$—	$(23,109)	$2,856	$(20,253)

	Nine Months Ended September 30, 2018
	Available-for-Sale Debt Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance - December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (2)	(256)	—	(256)	(42)	(298)
Reclassification of net unrealized gains on equity securities (2)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassifications on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Other comprehensive income (loss) before reclassifications	(35,459)	—	(35,459)	5,055	(30,404)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (1)	13,808	—	13,808	(1,959)	11,849
Net current-period other comprehensive income	(21,651)	—	(21,651)	3,096	(18,555)
Balance - September 30, 2018	$(23,109)	$—	$(23,109)	$2,856	$(20,253)

(1)Reclassification amounts for available-for-sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income. During both the three and nine months ended September 30, 2018, reclassification amounts of $18.7 million ($13.8 million net of taxes), were reported as loss on sale of investment securities on the consolidated statements of income. Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income or other non-interest income on the consolidated statements of income for gains from the discontinuance of cash flow hedge accounting for certain interest rate swaps. During the three and nine months ended September 30, 2018, reclassification amounts of $303 thousand ($224 thousand net of taxes) and $175 thousand ($129 thousand net of taxes) were reported as interest expense on hedged items on the the consolidated statements of income. During the three and nine months ended September 30, 2018, reclassification amounts of $2.8 million ($2.1 million net of taxes), respectively, were reported as other non-interest income on the consolidated statements of income from the discontinuance of cash flow hedge accounting for certain interest rate swaps.
(2)Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in AOCI of $1.3 million and a corresponding increase in retained earnings for the same amount.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of September 30, 2019 and December 31, 2018 are summarized in the tables below:

	September 30, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$288,829	$3,514	$—	$292,343
Corporate notes (1)	284,663	12,535	—	297,198
Available-for-sale debt securities	$573,492	$16,049	$—	589,541
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities (2)				17,078
Equity securities (3)				2,095
Total investment securities, at fair value				$608,714

	December 31, 2018
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$311,267	$—	$(5,893)	$305,374
Corporate notes (1)	381,407	920	(24,407)	357,920
Available-for-sale debt securities	$692,674	$920	$(30,300)	663,294
Equity securities (3)				1,718
Total investment securities, at fair value				$665,012
(1)At September 30, 2019, includes corporate securities issued by other domestic bank holding companies. At December 31, 2018, includes corporate securities issued by other domestic and foreign bank holding companies.
(2)Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.
(3)Includes equity securities issued by a foreign entity.

On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the nine months ended September 30, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. On June 28, 2019, Customers elected the fair value option for these interest-only GNMA securities acquired on such date. The fair value of these securities at September 30, 2019 was $17.1 million.
During the three and nine months ended September 30, 2019, Customers recognized unrealized gains of $1.3 million and $1.0 million, respectively, on its interest-only GNMA securities and equity securities. During the three and nine months ended September 30, 2018, Customers recognized unrealized losses of $1.2 million and $1.5 million, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.

The following table presents proceeds from the sale of available-for-sale debt securities and gross gains and gross losses realized on those sales for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018

Proceeds from sale of available-for-sale securities	$97,555	$476,182	$97,555	$476,182

Gross gains	$1,936	$—	$1,936	$—
Gross losses	(935)	(18,659)	(935)	(18,659)
Net gains / (losses)	$1,001	$(18,659)	$1,001	$(18,659)

These gains/(losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table shows debt securities by stated maturity.  Debt securities backed by mortgages and interest-only GNMA securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2019
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	5,000	5,238
Due after five years through ten years	277,662	289,862
Due after ten years	2,000	2,098
Agency-guaranteed residential mortgage-backed securities	288,830	292,343
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities	—	17,078
Total debt securities	$573,492	$606,619
At September 30, 2019, there were no available-for-sale debt securities in an unrealized loss position. Gross unrealized losses and fair value of Customers' available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 were as follows:

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
At September 30, 2019 and December 31, 2018, Customers Bank had pledged investment securities aggregating $21.8 million and $23.0 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At September 30, 2019 and December 31, 2018, no securities holding of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
(amounts in thousands)
Commercial loans:
Multi-family loans, at lower of cost or fair value	$499,774	$—
Total commercial loans held for sale	499,774	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	—
Residential mortgage loans, at fair value	1,755	1,507
Total consumer loans held for sale	3,080	1,507
Loans held for sale	$502,854	$1,507

Effective September 30, 2019, Customers transferred $499.8 million of multi-family loans from loans receivable (held for investment) to loans held for sale. Customers transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer.

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents loans and leases receivable as of September 30, 2019 and December 31, 2018.

(amounts in thousands)	September 30, 2019	December 31, 2018
Loans receivable, mortgage warehouse, at fair value	$2,438,530	$1,405,420
Loans receivable:
Commercial:
Multi-family	2,300,244	3,285,297
Commercial and industrial (including owner occupied commercial real estate) (1)	2,363,599	1,951,277
Commercial real estate non-owner occupied	1,268,557	1,125,106
Construction	61,200	56,491
Total commercial loans and leases receivable	5,993,600	6,418,171
Consumer:
Residential real estate	628,786	566,561
Manufactured housing	72,616	79,731
Other consumer	643,553	74,035
Total consumer loans receivable	1,344,955	720,327
Loans and leases receivable	7,338,555	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	(2,318)	(424)
Allowance for loan and lease losses	(51,053)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$9,723,714	$8,503,522
(1)Includes direct finance equipment leases of $75.2 million and $54.5 million at September 30, 2019 and December 31, 2018, respectively.
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
At September 30, 2019 and December 31, 2018, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an allowance for loan and lease loss and are therefore excluded from ALLL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (3)	Total loans and leases (4)
Multi-family	$3,662	$—	$3,662	$—	$2,294,926	$1,656	$2,300,244
Commercial and industrial	860	—	860	5,314	1,881,586	374	1,888,134
Commercial real estate owner occupied	686	—	686	2,068	465,934	6,777	475,465
Commercial real estate non-owner occupied	—	—	—	83	1,264,361	4,113	1,268,557
Construction	—	—	—	—	61,200	—	61,200
Residential real estate	2,485	—	2,485	6,093	616,533	3,675	628,786
Manufactured housing (5)	3,153	1,943	5,096	1,567	64,362	1,591	72,616
Other consumer	3,810	—	3,810	1,140	638,400	203	643,553
Total	$14,656	$1,943	$16,599	$16,265	$7,287,302	$18,389	$7,338,555

	December 31, 2018
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (3)	Total loans and leases (4)
Multi-family	$—	$—	$—	$1,155	$3,282,452	$1,690	$3,285,297
Commercial and industrial	1,914	—	1,914	17,764	1,353,586	536	1,373,800
Commercial real estate owner occupied	193	—	193	1,037	567,809	8,438	577,477
Commercial real estate non-owner occupied	1,190	—	1,190	129	1,119,443	4,344	1,125,106
Construction	—	—	—	—	56,491	—	56,491
Residential real estate	5,940	—	5,940	5,605	550,679	4,337	566,561
Manufactured housing (5)	3,926	2,188	6,114	1,693	69,916	2,008	79,731
Other consumer	200	—	200	111	73,503	221	74,035
Total	$13,363	$2,188	$15,551	$27,494	$7,073,879	$21,574	$7,138,498

(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date.
(3)Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Due to the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(4)Amounts exclude deferred costs and fees, unamortized premiums and discounts, and the ALLL.
(5)Certain manufactured housing loans purchased in 2010 are supported by cash reserves held at the Bank of $24 thousand and $0.5 million at September 30, 2019 and December 31, 2018, respectively, which are used to fund past-due payments when the loan becomes 90 days or more delinquent. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.
As of both September 30, 2019 and December 31, 2018, the Bank had $0.2 million, respectively, of residential real estate held in OREO. As of September 30, 2019 and December 31, 2018, the Bank had initiated foreclosure proceedings on $0.8 million and $2.1 million, respectively, in loans secured by residential real estate.

Allowance for loan and lease losses
The changes in the ALLL for the three and nine months ended September 30, 2019 and 2018, and the loans and leases and ALLL by loan and lease type based on impairment-evaluation method as of September 30, 2019 and December 31, 2018 are presented in the tables below.

Three Months Ended September 30, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2019	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388
Charge-offs	—	(349)	(45)	—	—	—	—	(1,806)	(2,200)
Recoveries	—	369	10	—	8	5	—	47	439
Provision for loan and lease losses	(2,428)	2,119	(435)	281	1	(90)	904	4,074	4,426
Ending Balance, September 30, 2019	$7,498	$15,875	$2,890	$6,440	$658	$4,083	$1,027	$12,582	$51,053
Nine Months Ended September 30, 2019
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	(532)	(119)	—	—	(109)	—	(3,493)	(4,794)
Recoveries	7	826	235	—	128	20	—	120	1,336
Provision for loan and lease losses	(3,430)	3,436	(546)	347	(94)	518	882	13,426	14,539
Ending Balance, September 30, 2019	$7,498	$15,875	$2,890	$6,440	$658	$4,083	$1,027	$12,582	$51,053

As of September 30, 2019
(amounts in thousands)
Loans and leases receivable:
Individually evaluated for impairment	$—	$5,375	$2,084	$83	$—	$9,057	$9,929	$1,140	$27,668
Collectively evaluated for impairment	2,298,588	1,882,385	466,604	1,264,361	61,200	616,054	61,096	642,210	7,292,498
Loans acquired with credit deterioration	1,656	374	6,777	4,113	—	3,675	1,591	203	18,389
Total loans and leases receivable	$2,300,244	$1,888,134	$475,465	$1,268,557	$61,200	$628,786	$72,616	$643,553	$7,338,555
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$167	$—	$—	$—	$40	$123	$65	$395
Collectively evaluated for impairment	7,498	15,448	2,882	4,555	658	3,727	904	12,362	48,034
Loans acquired with credit deterioration	—	260	8	1,885	—	316	—	155	2,624
Total allowance for loan and lease losses	$7,498	$15,875	$2,890	$6,440	$658	$4,083	$1,027	$12,582	$51,053

Three Months Ended September 30, 2018	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, June 30, 2018	$12,069	$12,258	$2,988	$6,698	$992	$2,908	$149	$226	$38,288
Charge-offs	—	(90)	—	—	—	—	—	(437)	(527)
Recoveries	—	30	—	5	11	6	—	4	56
Provision for loan and lease losses	(240)	516	164	(254)	59	987	(55)	1,747	2,924
Ending Balance, September 30, 2018	$11,829	$12,714	$3,152	$6,449	$1,062	$3,901	$94	$1,540	$40,741
Nine Months Ended September 30, 2018
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(314)	(501)	—	—	(407)	—	(1,155)	(2,377)
Recoveries	—	205	326	5	231	69	—	10	846
Provision for loan and lease losses	(339)	1,905	95	(993)	(148)	1,310	(86)	2,513	4,257
Ending Balance, September 30, 2018	$11,829	$12,714	$3,152	$6,449	$1,062	$3,901	$94	$1,540	$40,741

As of December 31, 2018
(amounts in thousands)
Loans and leases receivable:
Individually evaluated for impairment	$1,155	$17,828	$1,069	$129	$—	$8,631	$10,195	$111	$39,118
Collectively evaluated for impairment	3,282,452	1,355,436	567,970	1,120,633	56,491	553,593	67,528	73,703	7,077,806
Loans acquired with credit deterioration	1,690	536	8,438	4,344	—	4,337	2,008	221	21,574
Total loans and leases receivable	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
Allowance for loan and lease losses:
Individually evaluated for impairment	$539	$261	$1	$—	$—	$41	$3	$—	$845
Collectively evaluated for impairment	10,923	11,516	3,319	4,161	624	3,227	89	2,390	36,249
Loans acquired with credit deterioration	—	368	—	1,932	—	386	53	139	2,878
Total allowance for loan and lease losses	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance, and related allowance by loan type for impaired loans that were individually evaluated for impairment as of September 30, 2019 and December 31, 2018 and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2019 and 2018. Customers had no impaired lease receivables as of September 30, 2019 and December 31, 2018, respectively. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(amounts in thousands)	Recorded investment net of charge-offs	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Multi-family	$—	$—	$—	$—	$149	$499	$149
Commercial and industrial	4,602	6,245	—	4,631	991	8,528	1,009
Commercial real estate owner occupied	2,068	2,849	—	1,425	74	1,111	95
Commercial real estate non-owner occupied	83	194	—	89	7	102	7
Residential real estate	4,686	5,007	—	4,526	21	4,654	82
Manufactured housing	4,496	4,496	—	7,229	97	8,656	335
Other consumer	195	195	—	164	76	137	84
With an allowance recorded:
Multi-family	—	—	—	—	—	289	—
Commercial and industrial	773	773	167	3,358	—	4,277	97
Commercial real estate owner occupied	16	16	—	91	—	131	1
Residential real estate	4,371	4,371	40	4,057	47	3,937	101
Manufactured housing	5,433	5,433	123	2,799	45	1,483	49
Other consumer	945	945	65	586	—	293	—
Total	$27,668	$30,524	$395	$28,955	$1,507	$34,097	$2,009

	December 31, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(amounts in thousands)	Recorded investment net of charge-offs	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Multi-family	$—	$—	$—	$1,343	$—	$672	$8
Commercial and industrial	13,660	15,263	—	7,765	166	7,623	168
Commercial real estate owner occupied	1,037	1,766	—	711	—	711	—
Commercial real estate non-owner occupied	129	241	—	1,347	—	774	8
Residential real estate	4,842	5,128	—	4,281	23	3,952	25
Manufactured housing	10,027	10,027	—	10,147	144	10,011	421
Other consumer	111	111	—	103	1	83	1
With an allowance recorded:
Multi-family	1,155	1,155	539	—	—	—	—
Commercial and industrial	4,168	4,351	261	5,787	27	7,089	39
Commercial real estate owner occupied	32	32	1	336	9	546	11
Residential real estate	3,789	3,789	41	4,398	61	4,760	124
Manufactured housing	168	168	3	227	4	225	10
Total	$39,118	$42,031	$845	$36,445	$435	$36,446	$815

Troubled Debt Restructurings
At September 30, 2019 and December 31, 2018, there were $13.5 million and $19.2 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modifications of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs. Customers had no lease receivables that had been restructured as a TDR as of September 30, 2019 and December 31, 2018, respectively.
The following table presents total TDRs based on loan type and accrual status at September 30, 2019 and December 31, 2018. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	September 30, 2019			December 31, 2018
(amounts in thousands)	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
Commercial and industrial	$61	$29	$90	$64	$5,273	$5,337
Commercial real estate owner occupied	16	—	16	32	—	32
Residential real estate	2,964	639	3,603	3,026	667	3,693
Manufactured housing	8,362	1,424	9,786	8,502	1,620	10,122
Other consumer	—	11	11	—	12	12
Total TDRs	$11,403	$2,103	$13,506	$11,624	$7,572	$19,196
The following table presents loans modified in a TDR by type of concession for the three and nine months ended September 30, 2019 and 2018. There were no modifications that involved forgiveness of debt for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	—	$—	2	$514	1	$56
Interest-rate reductions	7	196	8	473	19	628	32	1,402
Total	7	$196	8	$473	21	$1,142	33	$1,458
The following table provides, by loan type, the number of loans modified in TDRs and the related recorded investment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial and industrial	—	$—	—	$—	1	$431	—	$—
Manufactured housing	7	196	7	321	19	628	30	1,093
Residential real estate	—	—	1	152	1	83	2	352
Other consumer	—	—	—	—	—	—	1	13
Total loans	7	$196	8	$473	21	$1,142	33	$1,458
As of September 30, 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs. As of December 31, 2018, except for one commercial and industrial loan with an outstanding commitment of $1.5 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.

The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	September 30, 2019		September 30, 2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	3	$76	—	$—
Residential real estate	1	82	—	—
Total loans	4	$158	—	$—
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ALLL. During the three and nine months ended September 30, 2019, allowances totaling $3 thousand and $6 thousand, respectively, were recorded on four and nine loans, respectively, that had been modified in TDRs. There were no allowances recorded as a result of TDR modifications during the three and nine months ended September 30, 2018.
Purchased-Credit-Impaired Loans
The changes in accretable yield related to PCI loans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Accretable yield balance, beginning of period	$5,807	$7,403	$6,178	$7,825
Accretion to interest income	(256)	(310)	(911)	(1,164)
Reclassification from nonaccretable difference and disposals, net	(67)	(4)	217	428
Accretable yield balance, end of period	$5,484	$7,089	$5,484	$7,089
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

Risk ratings are not established for certain consumer loans, including residential real estate, other consumer loans, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history and through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$2,259,366	$1,836,857	$459,549	$1,200,664	$61,200	$—	$—	$—	$5,817,636
Special Mention	21,449	27,454	8,342	11,633	—	—	—	—	68,878
Substandard	19,429	23,823	7,574	56,260	—	—	—	—	107,086
Performing (1)	—	—	—	—	—	620,208	65,953	638,603	1,324,764
Non-performing (2)	—	—	—	—	—	8,578	6,663	4,950	20,191
Total	$2,300,244	$1,888,134	$475,465	$1,268,557	$61,200	$628,786	$72,616	$643,553	$7,338,555

	December 31, 2018
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$3,201,822	$1,306,466	$562,639	$1,054,493	$56,491	$—	$—	$—	$6,181,911
Special Mention	55,696	30,551	9,730	30,203	—	—	—	—	126,180
Substandard	27,779	36,783	5,108	40,410	—	—	—	—	110,080
Performing (1)	—	—	—	—	—	555,016	71,924	73,724	700,664
Non-performing (2)	—	—	—	—	—	11,545	7,807	311	19,663
Total	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
(1)Includes residential real estate, manufactured housing, and other consumer loans not assigned internal ratings.
(2)Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Purchases (1)
Residential real estate	$—	$25,807	$105,858	$303,181
Other consumer (2)	83,898	46,843	534,150	46,843
Total	$83,898	$72,650	$640,008	$350,024
Sales (3)
Commercial and industrial (4)	$—	$(6,691)	$—	$(23,840)
Commercial real estate owner occupied (4)	—	(5,387)	—	(14,968)
Total	$—	$(12,078)	$—	$(38,808)
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 96.3% and 95.3% of loans outstanding for the three months ended September 30, 2019 and 2018, respectively. The purchase price was 99.4% and 99.3% of loans outstanding for the nine months ended September 30, 2019 and 2018, respectively.
(2)Other consumer loan purchases for the three and nine months ended September 30, 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination or purchase. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, loan sales resulted in gains of $1.1 million and $3.4 million, respectively.
(4)Primarily sales of SBA loans.

Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the FHLB and FRB in the amount of $5.2 billion and $5.4 billion at September 30, 2019 and December 31, 2018, respectively.

NOTE 8 — LEASES
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
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2019
ASSETS
Operating lease ROU assets	Other assets	$20,826
LIABILITIES
Operating lease liabilities	Other liabilities	$22,002
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,	Nine Months Ended September 30,
(amounts in thousands)	Classification	2019	2019
Operating lease cost (1)	Occupancy expenses	$1,470	$4,400
(1) There were no variable lease costs for the three and nine months ended September 30, 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2019:

(amounts in thousands)	September 30, 2019
2019	$1,472
2020	5,504
2021	4,708
2022	4,079
2023	3,121
Thereafter	4,918
Total minimum payments	23,802
Less: interest	1,800
Present value of lease liabilities	$22,002

Customers is not currently involved with the construction or design of an underlying asset. Customers has legally binding minimum lease payments of $2.7 million for leases signed but not yet commenced as of September 30, 2019. Cash paid pursuant to operating lease liability was $1.4 million and $4.2 million for the three and nine months ended September 30, 2019, respectively, and is reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at September 30, 2019:

(amounts in thousands)	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.2 years

Weighted average discount rate
Operating leases	2.92%

Future minimum rental commitments pursuant to non-cancelable operating leases as of December 31, 2018, were as follows:

(amounts in thousands)	December 31, 2018
2019	$5,577
2020	5,135
2021	4,513
2022	3,885
2023	2,856
Thereafter	4,699
Total minimum payments	$26,665
Rent expense was approximately $1.4 million and $4.3 million for the three and nine months ended September 30, 2018, respectively.
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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2019:

(amounts in thousands)	Classification	September 30, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$75,785
Guaranteed residual assets	Loans and leases receivable	5,673
Unguaranteed residual assets	Loans and leases receivable	1,260
Deferred initial direct costs	Loans and leases receivable	667
Unearned income	Loans and leases receivable	(7,556)
Net investment in direct financing leases		$75,829

Operating leases
Investment in operating leases	Other assets	$86,539
Accumulated depreciation	Other assets	(11,413)
Deferred initial direct costs	Other assets	952
Net investment in operating leases		76,078
Total lease assets		$151,907

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2019 and December 31, 2018, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$794,745	7.811%	$457,840	4.500%	N/A	N/A	$712,195	7.000%
Customers Bank	$1,103,341	10.847%	$457,748	4.500%	$661,192	6.500%	$712,053	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,012,216	9.949%	$610,453	6.000%	N/A	N/A	$864,809	8.500%
Customers Bank	$1,103,341	10.847%	$610,331	6.000%	$813,775	8.000%	$864,636	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,155,499	11.357%	$813,938	8.000%	N/A	N/A	$1,068,293	10.500%
Customers Bank	$1,263,490	12.421%	$813,775	8.000%	$1,017,218	10.000%	$1,068,079	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,012,216	9.013%	$449,217	4.000%	N/A	N/A	$449,217	4.000%
Customers Bank	$1,103,341	9.829%	$448,997	4.000%	$561,246	5.000%	$448,997	4.000%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2019 and December 31, 2018:
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
Other real estate owned:
The fair value of OREO is determined by using appraisals, which may be discounted based on management’s review and changes in market conditions or sales agreements with third parties. All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice. Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The estimated fair values of Customers' financial instruments at September 30, 2019 and December 31, 2018 were as follows.

			Fair Value Measurements at September 30, 2019
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$182,218	$182,218	$182,218	$—	$—
Debt securities, available for sale	589,541	589,541	—	589,541	—
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities, reported at fair value based on a fair value option election	17,078	17,078	—	—	17,078
Equity securities	2,095	2,095	2,095	—	—
Loans held for sale	502,854	502,854	—	1,755	501,099
Total loans and leases receivable, net of allowance for loan and lease losses	9,723,714	9,991,132	—	2,438,530	7,552,602
FHLB, Federal Reserve Bank and other restricted stock	81,853	81,853	—	81,853	—
Derivatives	29,174	29,174	—	29,024	150
Liabilities:
Deposits	$8,925,685	$8,929,025	$6,502,812	$2,426,213	$—
Federal funds purchased	373,000	373,000	373,000	—	—
FHLB advances	1,040,800	1,042,813	190,800	852,013	—
Other borrowings	123,528	124,961	—	124,961	—
Subordinated debt	109,050	114,686	—	114,686	—
Derivatives	58,316	58,316	—	58,316	—

			Fair Value Measurements at December 31, 2018
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$62,135	$62,135	$62,135	$—	$—
Debt securities, available for sale	663,294	663,294	—	663,294	—
Equity securities	1,718	1,718	1,718	—	—
Loans held for sale	1,507	1,507	—	1,507	—
Total loans and leases receivable, net of allowance for loan and lease losses	8,503,522	8,481,128	—	1,405,420	7,075,708
FHLB, Federal Reserve Bank and other restricted stock	89,685	89,685	—	89,685	—
Derivatives	14,693	14,693	—	14,624	69
Liabilities:
Deposits	$7,142,236	$7,136,009	$5,408,055	$1,727,954	$—
Federal funds purchased	187,000	187,000	187,000	—	—
FHLB advances	1,248,070	1,248,046	998,070	249,976	—
Other borrowings	123,871	121,718	—	121,718	—
Subordinated debt	108,977	110,550	—	110,550	—
Derivatives	16,286	16,286	—	16,286	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$292,343	$—	$292,343
Corporate notes	—	297,198	—	297,198
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities, reported at fair value based on a fair value option election	—	—	17,078	17,078
Equity securities	2,095	—	—	2,095
Derivatives	—	29,024	150	29,174
Loans held for sale – fair value option	—	1,755	—	1,755
Loans receivable, mortgage warehouse – fair value option	—	2,438,530	—	2,438,530
Total assets – recurring fair value measurements	$2,095	$3,058,850	$17,228	$3,078,173
Liabilities
Derivatives	$—	$58,316	$—	$58,316
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $395	—	—	12,754	12,754
Other real estate owned	—	—	78	78
Total assets – nonrecurring fair value measurements	$—	$—	$12,832	$12,832

	December 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available-for-sale securities:
Agency-guaranteed residential mortgage–backed securities	$—	$305,374	$—	$305,374
Corporate notes	—	357,920	—	357,920
Equity securities	1,718	—	—	1,718
Derivatives	—	14,624	69	14,693
Loans held for sale – fair value option	—	1,507	—	1,507
Loans receivable, mortgage warehouse – fair value option	—	1,405,420	—	1,405,420
Total assets – recurring fair value measurements	$1,718	$2,084,845	$69	$2,086,632
Liabilities
Derivatives	$—	$16,286	$—	$16,286
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of reserves of $845	$—	$—	$10,876	$10,876
Other real estate owned	—	—	621	621
Total assets – nonrecurring fair value measurements	$—	$—	$11,497	$11,497

The interest-only GNMA securities are Level 3 assets measured at fair value on a recurring basis. For the three and nine months ended September 30, 2019, Customers recorded an increase in fair value of $0.6 million on the interest-only GNMA securities in unrealized gains on investments securities in the consolidated statements of operations. For the three and nine months ended September 30, 2019, cash settlements of $0.7 million were applied to the carrying value of the interest-only GNMA securities, net of premium amortization expense.
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 and 2018 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 11 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
(amounts in thousands)	2019	2018
Balance at June 30	$145	$133
Issuances	150	122
Settlements	(145)	(133)
Balance at September 30	$150	$122

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
(amounts in thousands)	2019	2018

Balance at December 31	$69	$60
Issuances	372	338
Settlements	(291)	(276)
Balance at September 30	$150	$122

There were no transfers between levels during the three and nine months ended September 30, 2019 and 2018.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets. On June 28, 2019, Customers obtained ownership of interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code ("UCC") private sale transaction. On June 28, 2019, Customers elected the fair value option for these interest-only GNMA securities acquired on such date. The fair value of these securities at June 30, 2019 was $17.2 million which reflects the valuation obtained from the third party binding bids obtained through the UCC private sale transaction. At September 30, 2019 Customers used an internally developed discounted cash flow model to value the interest-only GNMA securities. The significant unobservable input used in the discounted cash flow model includes prepayment speed. Significant increases (decreases) in this input would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
(amounts in thousands)
Impaired loans - real estate	$11,207	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans - commercial & industrial	1,547	Business asset valuation (3)	Business asset valuation adjustments (4)	8% - 20% (15%)
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities, reported at fair value based on a fair value option election	17,078	Discounted cash flow	Constant prepayment rate	9% - 14% (12%)
Other real estate owned	78	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	150	Adjusted market bid	Pull-through rate	83% - 83% (83%)
(1)Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. Customers does not generally discount appraisals.
(2)Appraisals are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percentage of the appraisal.
(3)Business asset valuation obtained from independent party.
(4)Business asset valuations may be adjusted by management for qualitative factors including economic conditions and the condition of the business assets. The range and weighted average of the business asset adjustments are presented as a percent of the business asset valuation.

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
(1)Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. Customers does not generally discount appraisals.
(2)Appraisals are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percentage of the appraisal.
(3)Business asset valuation obtained from independent party.
(4)Business asset valuations may be adjusted by management for qualitative factors including economic conditions and the condition of the business assets. The range and weighted average of the business asset adjustments are presented as a percentage of the business asset valuation.

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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $5.8 million of losses from AOCI to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances) and a variable-rate deposit relationship over a maximum period of 57 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At September 30, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest rate risk. At December 31, 2018, Customers had six outstanding interest rate derivatives with notional amounts totaling $750.0 million that were designated as cash flow hedges of interest rate risk. The outstanding cash flow hedges at September 30, 2019 expire between June 2021 and July 2024.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies (typically the loan customers will swap a floating-rate loan for a fixed-rate loan). The customer interest rate swaps are simultaneously offset by interest rate swaps that Customers executes with a third party in order to minimize interest rate risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party market swaps are recognized directly in earnings. At September 30, 2019, Customers had 124 interest rate swaps with an aggregate notional amount of $1.2 billion related to this program. At December 31, 2018, Customers had 98 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under the applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2019 and December 31, 2018, Customers had an outstanding notional balance of residential mortgage loan commitments of $7.6 million and $3.6 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2019 and December 31, 2018, Customers had outstanding notional balances of credit derivatives of $114.9 million and $94.9 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$27,409
Total		$—		$27,409
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$28,718	Other liabilities	$30,778
Credit contracts	Other assets	306	Other liabilities	129
Residential mortgage loan commitments	Other assets	150	Other liabilities	—
Total		$29,174		$30,907

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$256	Other liabilities	$1,502
Total		$256		$1,502
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,300	Other liabilities	$14,730
Credit contracts	Other assets	68	Other liabilities	54
Residential mortgage loan commitments	Other assets	69	Other liabilities	—
Total		$14,437		$14,784
Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives not designated as hedges for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(35)
Credit contracts	Other non-interest income	85
Residential mortgage loan commitments	Mortgage banking income	5
Total		$55

	Three Months Ended September 30, 2018
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,139
Credit contracts	Other non-interest income	156
Residential mortgage loan commitments	Mortgage banking income	(11)
Total		$1,284

	Nine Months Ended September 30, 2019
(amounts in thousands)	Income Statement Location	Amount of Income Recognized in Earnings

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$63
Credit contracts	Other non-interest income	228
Residential mortgage loan commitments	Mortgage banking income	82
Total		$373

	Nine Months Ended September 30, 2018
(amounts in thousands)	Income Statement Location	Amount of Income (Loss) Recognized in Earnings

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,472
Credit contracts	Other non-interest income	119
Residential mortgage loan commitments	Mortgage banking income	62
Total		$1,653

Effect of Derivative Instruments on Comprehensive Income

The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(3,821)	Interest expense	$(764)

	Three Months Ended September 30, 2018
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,006	Interest expense	$(303)
		Other non-interest income (2)	2,822
			$2,519

	Nine Months Ended September 30, 2019
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivative in cash flow hedging relationships:
Interest rate swaps	$(19,391)	Interest expense	$(355)

	Nine Months Ended September 30, 2018
(amounts in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivative in cash flow hedging relationships:
Interest rate swaps	$5,055	Interest expense	$(175)
		Other non-interest income (2)	2,822
			$2,647
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2019, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance risk) related to these agreements was $58.4 million. In addition, Customers has collateral posting thresholds with certain of these counterparties and at September 30, 2019, had posted $57.8 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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
Offsetting of Financial Assets and Derivative Assets
At September 30, 2019

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$131	$—	$131	$—	$—	$131

Offsetting of Financial Assets and Derivative Assets
At December 31, 2018

	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$7,529	$—	$7,529	$—	$1,860	$5,669
Offsetting of Financial Liabilities and Derivative Liabilities
At September 30, 2019

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Interest rate swap derivatives with institutional counterparties	$58,056	$—	$58,056	$—	$57,832	$224
Offsetting of Financial Liabilities and Derivative Liabilities
At December 31, 2018

	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)				Financial Instruments	Cash Collateral Pledged
Description
Interest rate swap derivatives with institutional counterparties	$9,077	$—	$9,077	$—	$702	$8,375

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
The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, and Illinois through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, commercial mortgage companies, and equipment finance. Revenues are generated primarily through net interest income (the difference between interest earned on loans and leases, investments, and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and BOLI.
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. BankMobile is a full-service fintech banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interest income on other consumer loans, interchange and card revenue, deposit and wire transfer fees and university fees. The majority of expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition and costs associated with the development of white label products for its partner.
The following tables present the operating results for Customers' reportable business segments for the three and nine months ended September 30, 2019 and 2018. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 23.15% for 2019 and 24.57% for 2018, respectively.

	Three Months Ended September 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$113,995	$12,723	$126,718
Interest expense	50,734	249	50,983
Net interest income	63,261	12,474	75,735
Provision for loan and lease losses	2,475	1,951	4,426
Non-interest income	11,757	11,612	23,369
Non-interest expense	38,347	21,245	59,592
Income (loss) before income tax expense (benefit)	34,196	890	35,086
Income tax expense (benefit)	7,814	206	8,020
Net income (loss)	26,382	684	27,066
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$22,767	$684	$23,451

	Three Months Ended September 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$106,156	$3,889	$110,045
Interest expense	45,982	62	46,044
Net interest income	60,174	3,827	64,001
Provision for loan and lease losses	2,502	422	2,924
Non-interest income	(7,756)	9,840	2,084
Non-interest expense	36,115	20,989	57,104
Income (loss) before income tax expense (benefit)	13,801	(7,744)	6,057
Income tax expense (benefit)	1,930	(1,902)	28
Net income (loss)	11,871	(5,842)	6,029
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$8,256	$(5,842)	$2,414

(1) Amounts reported include funds transfer pricing of $0.3 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.

	Nine Months Ended September 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$309,882	$29,863	$339,745
Interest expense	139,402	625	140,027
Net interest income	170,480	29,238	199,718
Provision for loan and lease losses	3,245	11,294	14,539
Non-interest income	20,304	34,821	55,125
Non-interest expense	111,840	61,320	173,160
Income (loss) before income tax expense (benefit)	75,699	(8,555)	67,144
Income tax expense (benefit)	17,324	(1,981)	15,343
Net income (loss)	58,375	(6,574)	51,801
Preferred stock dividends	10,844	—	10,844
Net income (loss) available to common shareholders	$47,531	$(6,574)	$40,957

As of September 30, 2019
Goodwill and other intangibles	$3,629	$11,892	$15,521
Total assets (2)	$11,131,914	$591,876	$11,723,790
Total deposits	$8,260,080	$665,605	$8,925,685
Total non-deposit liabilities (2)	$1,747,846	$31,109	$1,778,955

	Nine Months Ended September 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$302,820	$11,829	$314,649
Interest expense	118,081	214	118,295
Net interest income	184,739	11,615	196,354
Provision for loan and lease losses	3,128	1,129	4,257
Non-interest income	8,147	30,973	39,120
Non-interest expense	108,168	54,966	163,134
Income (loss) before income tax expense (benefit)	81,590	(13,507)	68,083
Income tax expense (benefit)	17,567	(3,317)	14,250
Net income (loss)	64,023	(10,190)	53,833
Preferred stock dividends	10,844	—	10,844
Net income (loss) available to common shareholders	$53,179	$(10,190)	$42,989

As of September 30, 2018
Goodwill and other intangibles	$3,629	$13,196	$16,825
Total assets (2)	$10,542,175	$74,929	$10,617,104
Total deposits	$7,781,225	$732,489	$8,513,714
Total non-deposit liabilities (2)	$1,134,251	$14,327	$1,148,578

(1) Amounts reported include funds transfer pricing of $8.1 million and $11.8 million, for the nine months ended September 30, 2019 and 2018, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.
(2) Amounts reported exclude inter-segment receivables/payables.

NOTE 13 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers in scope of ASC 606 is recognized within non-interest income.
The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$181	$6,688	$6,869	$181	$6,903	$7,084
Deposit fees	457	3,185	3,642	311	1,691	2,002
University fees - card and disbursement fees	—	262	262	—	261	261
Total revenue recognized at point in time	638	10,135	10,773	492	8,855	9,347
Revenue recognized over time:
University fees - subscription revenue	—	1,006	1,006	—	950	950
Total revenue recognized over time	—	1,006	1,006	—	950	950
Total revenue from contracts with customers	$638	$11,141	$11,779	$492	$9,805	$10,297

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$580	$21,855	$22,435	$588	$22,539	$23,127
Deposit fees	1,190	8,009	9,199	892	4,834	5,726
University fees - card and disbursement fees	—	783	783	—	772	772
Total revenue recognized at point in time	1,770	30,647	32,417	1,480	28,145	29,625
Revenue recognized over time:
University fees - subscription revenue	—	2,953	2,953	—	2,727	2,727
Total revenue recognized over time	—	2,953	2,953	—	2,727	2,727
Total revenue from contracts with customers	$1,770	$33,600	$35,370	$1,480	$30,872	$32,352

NOTE 14 — LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution may have a material adverse effect on Customers’ results of operations for a particular period, and future changes in circumstances or additional information could result in accruals or resolution in excess of established accruals, which could adversely affect Customers’ results of operations, potentially materially.
Halbreiner Matter
On December 16, 2016, Elizabeth Halbreiner and Robert Halbreiner (“Plaintiffs”) filed a Second Amended Complaint captioned Elizabeth Halbreiner and Robert Halbreiner, v. Customers Bank, Robert B.White, Richard A. Ehst, Thomas Jastrem, Timothy D. Romig, Andrew Bowman, Michael Fuoco, Saldutti Law Group f/k/a Saldutti, LLC a/k/a Saldutti Law, LLC, Robert L. Saldutti, LLC, Robert L. Saldutti, Esquire, Brian J. Schaffer, Esquire, Robert Lieber, Jr., Esquire, Jay Sidhu, James Zardecki, Zardecki Associates LLC, No. 01419 in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, Trial Division. In this Second Amended Complaint, the Plaintiffs generally allege that Customers Bank, and the other named defendants, conspired to misuse the legal system for improper purposes and it also alleges defamation, false light, tortious interference with contractual relations, infliction of emotional distress, negligent infliction of emotional distress and loss of consortium. On January 6, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of the Plaintiff’s claims against Customers Bank and the employees of Customers Bank named as co-defendants. On April 6, 2017, the Court dismissed certain counts and determined to allow certain other counts to proceed. On October 1, 2019, Customers and the Plaintiff came to a preliminary agreement to settle the matter for $1.0 million. Customers established a legal reserve in the amount of $1.0 million based on the preliminary agreement during third quarter 2019.
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
United States Department of Education Matter
In third quarter 2018, Customers received a FPRD letter dated September 5, 2018 from the DOE regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The DOE program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the DOE’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals.  The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagrees with the FPRD and has elected to appeal the FPRD, including the asserted financial liabilities of $6.5 million, and a request for review has been submitted to trigger an administrative process before the DOE’s Office of Hearing and Appeals. Customers intends to vigorously defend itself against the financial liabilities established in the FPRD through that administrative appeals process and it further intends to pursue resolution of the FPRD’s prospective action requirements during the appeals resolution process. Based on preliminary discussions with the DOE and further analysis performed by Customers and certain partner institutions, Customers has estimated the range of possible loss to be $1.0 million to $3.0 million as of September 30, 2019.

Customers established a legal reserve in the amount of $1.0 million during third quarter 2019, as no amount within the range is more likely than any other amount in the range.

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2019.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2018 Form 10-K.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its financial statements. Customers' significant accounting policies are described in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2018 Form 10-K and updated in this Form 10-Q for the quarterly period ended September 30, 2019 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
Overview
Customers' strategic priorities include creating shareholder value through improved profitability, targeting a core return on average assets of 1.25% or higher and a double-digit return on tangible common equity over the next 2 - 3 years. Favorable shifts in asset and funding mix resulted in significant NIM expansion over the past twelve months and are expected to drive further NIM expansion in fourth quarter 2019, resulting in an expected full-year 2019 NIM of 2.70% or higher. Superior expense management combined with cost saving initiatives and the growth and maturity of BankMobile are also expected to enhance profitability. Total assets at year-end 2019 are expected to be under $10 billion, while the average balance of interest-earning assets for 2019 is expected to be comparable to 2018 average interest-earning assets. Customers intends to continue to de-emphasize its multi-family loan portfolio through a planned sale of approximately $500 million of multi-family loans and continued expected run-off of $300 million or more in fourth quarter 2019. Customers will continue to invest in higher-yielding commercial and industrial and other consumer loan portfolios. Similarly, Customers plans to replace higher-rate non-core deposits and borrowings with less expensive core deposits.
In late November 2018, BankMobile's first White Label banking partnership went live in beta test phase, offering BankMobile's best in class banking products to the partner's broad customer base. On April 18, 2019, the partner made a public announcement regarding the partnership and began the first phase of national digital marketing efforts. At September 30, 2019, the partnership had generated $67.5 million in total deposits.
Third Quarter Events of Note
Customers reported record net income available to common shareholders of $23.5 million, or $0.74 per diluted share, for the three months ended September 30, 2019. NIM expanded 19 basis points to 2.83% in third quarter 2019, which marks Customers' fourth consecutive quarter of NIM expansion from the trough of 2.47% reported in third quarter 2018. BankMobile also reached profitability one quarter earlier than expected, with earnings of $0.7 million (or $0.02 per diluted share) and is expected to remain profitable in fourth quarter 2019 and in 2020. The return on average assets was 0.95% in third quarter 2019, up significantly from 0.36% in second quarter 2019 and 0.22% in third quarter 2018. The return on average common equity was 11.81% in third quarter 2019, up significantly from 2.96% in second quarter 2019 and 1.31% in third quarter 2018. Total deposits also increased $412 million, or 4.8%, year-over-year, which included a $538 million, or 24.8%, increase in demand deposits. On September 25, 2019, Customers Bancorp issued $25 million of 5-year senior notes at a rate of 4.50%, the net proceeds of which were contributed to Customers Bank as Tier 1 capital.
The third quarter 2019 financial results included certain notable charges, including legal contingency accruals totaling $2.0 million ($0.05 per diluted share) relating to the previously disclosed Halbreiner and United States Department of Education matters. The legal contingency accruals were offset by a $1.0 million ($0.02 per diluted share) gain realized from the sale of $95 million of available-for-sale corporate note securities and $1.3 million ($0.04 per diluted share) unrealized gains from fair value adjustments on investment securities.
Total assets were $11.7 billion at September 30, 2019, an increase of $1.9 billion from December 31, 2018. The increase in total assets was primarily driven by a $1.7 billion increase in total loans and leases. Mortgage warehouse loans, at fair value, increased $1.0 billion, or 73.5%, commercial and industrial loans (including owner occupied commercial real estate) increased $412.3 million, or 21.1%, commercial real estate non-owner occupied loans increased $143.5 million, or 12.7%, residential real estate loans increased $63.8 million, or 11.2%, and other consumer loans increased $569.5 million, or 769%. As planned, multi-family loans decreased $485.3 million, or 14.8%. Total asset growth reflected a stronger-than-expected seasonal increase in mortgage warehouse loans in third quarter 2019 primarily resulting from increased refinancing activity caused by a decline in market rates on mortgages. Total assets are still expected to be less than $10 billion at year-end and approximately $500 million of multi-family loans have been reclassified to held for sale at September 30, 2019 and additional run-off of the multifamily portfolio of $300 million or more is expected in fourth quarter 2019. The natural contraction in mortgage warehouse balances during the fourth quarter combined with residential mortgage loan run-off or possible sale is expected to bring total assets below $10 billion.
Asset quality remains strong with NPLs of $17.6 million, or 0.17% of total loans and leases, and total non-performing assets (NPLs and OREO) only 0.15% of total assets at September 30, 2019, reflecting Customers' disciplined lending practices and continued focus on credit risk management. Customers' level of NPLs to total loans and leases at September 30, 2019 remained well below industry average NPLs to total loans and leases of 1.07% and Customers' peer group NPLs to total loans and leases of 0.71% (peer data is the most recent period available from S&P Global Market Intelligence). Capital ratios at the Bank continue to exceed the minimum “well-capitalized” threshold established by regulation and exceed the applicable Basel III regulatory threshold ratios for the Bancorp and the Bank at September 30, 2019.

Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Net interest income	$75,735	$64,001	$11,734	18.3%	$199,718	$196,354	$3,364	1.7%
Provision for loan and lease losses	4,426	2,924	1,502	51.4%	14,539	4,257	10,282	241.5%
Total non-interest income	23,369	2,084	21,285	NM	55,125	39,120	16,005	40.9%
Total non-interest expense	59,592	57,104	2,488	4.4%	173,160	163,134	10,026	6.1%
Income before income tax expense	35,086	6,057	29,029	479.3%	67,144	68,083	(939)	(1.4)%
Income tax expense	8,020	28	7,992	NM	15,343	14,250	1,093	7.7%
Net income	27,066	6,029	21,037	348.9%	51,801	53,833	(2,032)	(3.8)%
Preferred stock dividends	3,615	3,615	—	—%	10,844	10,844	—	—%
Net income available to common shareholders	$23,451	$2,414	$21,037	871.5%	$40,957	$42,989	$(2,032)	(4.7)%
Customers reported net income available to common shareholders of $23.5 million and $41.0 million for the three and nine months ended September 30, 2019, respectively, compared to $2.4 million and $43.0 million for the three and nine months ended September 30, 2018, respectively. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were as follows:
Net interest income
Net interest income increased $11.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as average interest-earning assets increased by $348.3 million and NIM expanded by 36 basis points to 2.83% for the three months ended September 30, 2019 from 2.47% for the three months ended September 30, 2018 as the shift in the mix of interest-earning assets drove a 48 basis point increase in the yield on interest-earnings assets for the three months ended September 30, 2019, partially offset by higher funding costs as the cost of interest-bearing liabilities increased by 20 basis points for the three months ended September 30, 2019. Compared to the three months ended September 30, 2018, total loan and lease yields increased 41 basis points to 4.79% mostly due to the purchase of other consumer loans totaling $534.2 million during the nine months ended September 30, 2019 and an increase of 41 basis points in the yield on commercial and industrial loans and leases. Total investment securities yields increased 30 basis points to 3.60% mostly due to the sale of $495 million of lower-yielding securities during the three months ended September 30, 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, which were partially offset by two Federal Reserve interest rate cuts in third quarter 2019, the cost of interest-bearing deposits increased 25 basis points to 2.20% and borrowing costs increased 12 basis points to 2.86% for the three months ended September 30, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.82% and 1.67% for the three months ended September 30, 2019 and 2018, respectively, an increase of 15 basis points.
Net interest income increased $3.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as NIM expanded eleven basis points to 2.69%, partially offset by a decrease of $240.8 million in average interest-earning assets. The NIM expansion largely resulted from a 44 basis point increase in the yield on interest-earning assets for the nine months ended September 30, 2019, partially offset by higher funding costs as the cost of interest-bearing liabilities increased by 47 basis points. Compared to the nine months ended September 30, 2018, total loan and lease yields increased 36 basis points to 4.64% mostly due to the purchase of other consumer loans totaling $534.2 million during the nine months ended September 30, 2019 and an increase of 54 basis points in the yield on commercial and industrial loans and leases. Total investment securities yields increased 42 basis points to 3.66% mostly due to the sale of $495 million of lower-yielding securities during the three months ended September 30, 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, which were partially offset by two Federal Reserve interest rate cuts in third quarter 2019, the cost of interest-bearing deposits increased 52 basis points to 2.20% and borrowing costs increased 53 basis points to 2.97% for the nine months ended September 30, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.81% and 1.41% for the nine months ended September 30, 2019 and 2018, respectively, an increase of 40 basis points.

Provision for loan and lease losses

The $1.5 million increase in the provision for loan and lease losses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, reflects Customers' initiatives to increase commercial and industrial loans and leases and other consumer loans. The provision for loan and lease losses for the three months ended September 30, 2019 included $2.0 million for net loan growth in the other non multi-family portfolios (primarily commercial and industrial), $2.3 million for net growth in the other consumer loan portfolio, $0.8 million for manufactured housing loans and $1.7 million for specifically identified loans. These increases were offset in part by a $2.4 million release for multi-family loans due to runoff and the effect of $0.5 billion of multi-family loans transferred to held for sale as a result of Customers' intent to sell these loans. The provision for loan and lease losses for the three months ended September 30, 2018 included provisions of $2.3 million for consumer loan portfolio growth and $0.9 million for impaired loan provisions, offset in part by a release of reserve of $0.2 million resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the three months ended September 30, 2019 were $1.8 million, or seven basis points of average loans and leases on an annualized basis, compared to net charge-offs of $0.5 million, or two basis points on an annualized basis for the three months ended September 30, 2018.

The $10.3 million increase in the provision for loan and lease losses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, reflects Customers' initiatives to increase commercial and industrial loans and leases and other consumer loans. The provision for loan and lease losses for the nine months ended September 30, 2019 included $11.2 million for net loan growth (primarily in the commercial and industrial and other consumer loan portfolios, net of multi-family run-off and the effect of $0.5 billion of multi-family loans transferred to held for sale as a result of Customers' intent to sell these loans), $0.8 million for manufactured housing loans and $2.4 million for specifically identified loans. The provision for loan and lease losses for the nine months ended September 30, 2018 included $3.5 million for loan and lease portfolio growth and $1.9 million for impaired loans, offset in part by a release of $1.2 million resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the nine months ended September 30, 2019 were $3.5 million, or five basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.5 million, or two basis points on an annualized basis, for the nine months ended September 30, 2018.
Non-interest income
The $21.3 million increase in non-interest income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities for the three months ended September 30, 2018, a $1.0 million gain realized from the sale of $95 million of available-for-sale corporate note securities for the three months ended September 30, 2019, and increases of $2.6 million in unrealized gains from fair value adjustments on investment securities, $1.7 million in commercial lease income, $1.6 million in deposit fees, and $0.3 million in mortgage warehouse transactional fees. These increases were offset in part by decreases of $3.3 million in other non-interest income, and $1.1 million in gains on sales of SBA loans for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
The $16.0 million increase in non-interest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities for the nine months ended September 30, 2018, a $1.0 million gain realized from the sale of $95 million of available-for-sale corporate note securities for the nine months ended September 30, 2019, and increases of $4.8 million in commercial lease income, $3.5 million in deposit fees, and $2.5 million in unrealized gains from fair value adjustments on investment securities. These increases were offset in part by a $7.5 million loss upon acquisition of interest-only GNMA securities for the nine months ended September 30, 2019 and decreases of $2.3 million in other non-interest income, $0.7 million in interchange and card revenue, $0.5 million in mortgage warehouse transactional fees, and $0.3 million in bank-owned life insurance for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Non-interest expense
The $2.5 million increase in non-interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from increases of $3.6 million in professional services, $2.8 million in provision for operating losses, $1.7 million in salaries and employee benefits, $1.4 million in commercial lease depreciation, $1.1 million in other non-interest expense, and $0.8 million in occupancy. These increases were offset in part by decreases of $3.2 million in FDIC assessments, non-income taxes and regulatory fees, $2.9 million in merger and acquisition related expenses, and $2.9 million in technology, communication and bank operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
The $10.0 million increase in non-interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from increases of $4.3 million in provision for operating losses, $4.1 million in professional services, $3.8 million in commercial lease depreciation, $1.8 million in salaries and employee benefits, $1.6 million in advertising and promotion, $1.2 million in other non-interest expense, and $0.8 million in occupancy. These increases were offset in part by decreases of $3.9 million in merger and acquisition related expenses, $3.4 million in FDIC assessments, non-income taxes and regulatory fees, and $0.4 million in loan workout for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Income tax expense
Customers' effective tax rate was 22.9% for the three months ended September 30, 2019 compared to 0.5% for the three months ended September 30, 2018. The increase in the effective tax rate primarily resulted from a favorable return to provision adjustment, which included the benefit of a research and development tax credit, during the three months ended September 30, 2018.
Customers' effective tax rate was 22.9% for the nine months ended September 30, 2019 compared to 20.9% for the nine months ended September 30, 2018. The increase in the effective tax rate primarily resulted from a favorable return to provision adjustment, which included the benefit of a research and development tax credit, during the nine months ended September 30, 2018.
Preferred stock dividends
Preferred stock dividends were $3.6 million and $10.8 million for the three and nine months ended September 30, 2019 and 2018, respectively. There were no changes to the amount of preferred stock outstanding or the dividends paid during the three and nine months ended September 30, 2019 and 2018.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following tables summarize Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2019 and 2018. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2019			2018			2019 vs. 2018
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$100,343	$826	3.26%	$309,588	$1,538	1.97%	$672	$(1,384)	$(712)
Investment securities (1)	652,142	5,867	3.60%	1,029,857	8,495	3.30%	726	(3,354)	(2,628)
Loans and leases:
Commercial loans to mortgage companies	2,103,612	24,260	4.58%	1,680,441	21,274	5.02%	(1,994)	4,980	2,986
Multi-family loans	2,929,650	28,871	3.91%	3,555,223	34,901	3.89%	177	(6,207)	(6,030)
Commercial and industrial loans and leases (2)	2,159,067	28,522	5.24%	1,782,500	21,692	4.83%	1,958	4,872	6,830
Non-owner occupied commercial real estate loans	1,294,246	14,902	4.57%	1,255,206	13,784	4.36%	679	439	1,118
Residential mortgages	729,603	7,565	4.11%	582,910	5,904	4.02%	136	1,525	1,661
Other consumer loans	600,256	14,324	9.47%	11,618	260	8.88%	18	14,046	14,064
Total loans and leases (3)	9,816,434	118,444	4.79%	8,867,898	97,815	4.38%	9,627	11,002	20,629
Other interest-earning assets	98,279	1,581	6.39%	111,600	2,197	7.81%	(372)	(244)	(616)
Total interest-earning assets	10,667,198	126,718	4.72%	10,318,943	110,045	4.24%	12,844	3,829	16,673
Non-interest-earning assets	591,946			409,396
Total assets	$11,259,144			$10,728,339
Liabilities
Interest checking accounts	$1,014,590	4,687	1.83%	$696,827	2,690	1.53%	601	1,396	1,997
Money market deposit accounts	3,100,975	17,344	2.22%	3,564,148	17,855	1.99%	1,946	(2,457)	(511)
Other savings accounts	561,790	3,108	2.19%	116,172	464	1.59%	237	2,407	2,644
Certificates of deposit	2,227,817	13,128	2.34%	2,288,237	11,795	2.05%	1,649	(316)	1,333
Total interest-bearing deposits (4)	6,905,172	38,267	2.20%	6,665,384	32,804	1.95%	4,266	1,197	5,463
Borrowings	1,770,459	12,716	2.86%	1,918,577	13,240	2.74%	551	(1,075)	(524)
Total interest-bearing liabilities	8,675,631	50,983	2.33%	8,583,961	46,044	2.13%	4,435	504	4,939
Non-interest-bearing deposits (4)	1,431,810			1,109,819
Total deposits and borrowings	10,107,441		2.00%	9,693,780		1.89%
Other non-interest-bearing liabilities	146,347			84,786
Total liabilities	10,253,788			9,778,566
Shareholders' equity	1,005,356			949,773
Total liabilities and shareholders' equity	$11,259,144			$10,728,339
Net interest income		75,735			64,001		$8,409	$3,325	$11,734
Tax-equivalent adjustment (5)		184			172
Net interest earnings		$75,919			$64,173
Interest spread			2.71%			2.35%
Net interest margin			2.82%			2.46%
Net interest margin tax equivalent (5)			2.83%			2.47%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.82% and 1.67% for the three months ended September 30, 2019 and 2018, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended September 30, 2019 and 2018, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income for the three months ended September 30, 2019 was $75.7 million, an increase of $11.7 million, or 18.3%, from net interest income of $64.0 million for the three months ended September 30, 2018. This increase primarily resulted from an increase in average interest-earning assets of $348.3 million and NIM expansion of 36 basis points to 2.83% for the three months ended September 30, 2019 from 2.47% for the three months ended September 30, 2018 as the shift in the mix of interest-earning assets drove a 48 basis point increase in the yield on interest-earnings assets for the three months ended September 30, 2019, partially offset in part by higher funding costs as the cost of interest-bearing liabilities increased by 20 basis points for the three months ended September 30, 2019. Compared to the three months ended September 30, 2018, total loan yields increased 41 basis points to 4.79% mostly due to the purchase of other consumer loans totaling $534.2 million during the nine months ended September 30, 2019, an increase of 59 basis points in the yield on other consumer loans, and an increase of 41 basis points in the yield on commercial and industrial loans. Total investment securities yields increased 30 basis points to 3.60% mostly due to the sale of $495 million of lower-yielding securities during the three months ended September 30, 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, which were partially offset by two Federal Reserve interest rate cuts in Q3 2019, the cost of interest-bearing deposits increased 25 basis points to 2.20% and borrowing costs increased 12 basis points to 2.86% for the three months ended September 30, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.82% and 1.67% for the three months ended September 30, 2019 and 2018, respectively, an increase of 15 basis points.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019 vs. 2018
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$88,146	$1,945	2.95%	$227,960	$3,071	1.80%	1,346	(2,472)	(1,126)
Investment securities (1)	676,859	18,589	3.66%	1,109,555	26,932	3.24%	3,151	(11,494)	(8,343)
Loans and leases:
Commercial loans to mortgage companies	1,678,461	59,691	4.75%	1,677,895	61,294	4.88%	(1,624)	21	(1,603)
Multi-family loans	3,092,473	88,877	3.84%	3,584,640	102,859	3.84%	—	(13,982)	(13,982)
Commercial and industrial loans and leases (2)	2,041,379	79,265	5.19%	1,716,907	59,682	4.65%	7,453	12,130	19,583
Non-owner occupied commercial real estate loans	1,215,469	41,127	4.52%	1,268,597	40,737	4.29%	2,133	(1,743)	390
Residential mortgages	716,294	22,423	4.19%	463,389	14,061	4.06%	464	7,898	8,362
Other consumer loans	337,126	23,743	9.42%	6,488	353	7.27%	135	23,255	23,390
Total loans and leases (3)	9,081,202	315,126	4.64%	8,717,916	278,986	4.28%	24,167	11,973	36,140
Other interest-earning assets	91,135	4,085	5.99%	122,736	5,660	6.17%	(160)	(1,415)	(1,575)
Total interest-earning assets	9,937,342	339,745	4.57%	10,178,167	314,649	4.13%	32,710	(7,614)	25,096
Non-interest-earning assets	531,656			398,570
Total assets	$10,468,998			$10,576,737
Liabilities
Interest checking accounts	$889,336	12,580	1.89%	$584,228	6,305	1.44%	2,349	3,926	6,275
Money market deposit accounts	3,138,112	52,523	2.24%	3,426,620	42,769	1.67%	13,606	(3,852)	9,754
Other savings accounts	476,331	7,616	2.14%	63,772	514	1.08%	936	6,166	7,102
Certificates of deposit	1,920,063	32,753	2.28%	2,041,721	27,191	1.78%	7,261	(1,699)	5,562
Total interest-bearing deposits (4)	6,423,842	105,472	2.20%	6,116,341	76,779	1.68%	24,684	4,009	28,693
Borrowings	1,556,405	34,555	2.97%	2,278,262	41,516	2.44%	7,948	(14,909)	(6,961)
Total interest-bearing liabilities	7,980,247	140,027	2.35%	8,394,603	118,295	1.88%	27,880	(6,148)	21,732
Non-interest-bearing deposits (4)	1,379,633			1,165,478
Total deposits and borrowings	9,359,880		2.00%	9,560,081		1.65%
Other non-interest-bearing liabilities	122,309			81,663
Total liabilities	9,482,189			9,641,744
Shareholders' equity	986,809			934,993
Total liabilities and shareholders' equity	$10,468,998			$10,576,737
Net interest income		199,718			196,354		$4,830	$(1,466)	$3,364
Tax-equivalent adjustment (5)		548			514
Net interest earnings		$200,266			$196,868
Interest spread			2.57%			2.48%
Net interest margin			2.69%			2.58%
Net interest margin tax equivalent (5)			2.69%			2.58%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.81% and 1.41% for the nine months ended September 30, 2019 and 2018, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the nine months ended September 30, 2019 and 2018, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Net interest income for the nine months ended September 30, 2019 was $199.7 million, an increase of $3.4 million, or 1.7%, from net interest income of $196.4 million for the nine months ended September 30, 2018. This increase primarily resulted from an eleven basis point expansion of NIM to 2.69%, partially offset by a decrease of $240.8 million in average interest-earning assets. The NIM expansion largely resulted from a 44 basis point increase in the yield on interest-earning assets for the nine months ended September 30, 2019, partially offset by higher funding costs as the cost of interest-bearing liabilities increased by 47 basis points. Compared to the nine months ended September 30, 2018, total loan yields increased 36 basis points to 4.64% mostly due to the purchase of other consumer loans totaling $534.2 million during the nine months ended September 30, 2019 and an increase of 54 basis points in the yield on commercial and industrial loans. Total investment securities yields increased 42 basis points to 3.66% mostly due to the sale of $495 million of lower-yielding securities during the three months ended September 30, 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increases in market interest rates, which were partially offset by two Federal Reserve interest rate cuts this quarter, the cost of interest-bearing deposits increased 52 basis points to 2.20% and borrowing costs increased 53 basis points to 2.97% for the nine months ended September 30, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.81% and 1.41% for the nine months ended September 30, 2019 and 2018, respectively, an increase of 40 basis points.
Total loans increased $1.5 billion, or 17.4%, to $10.3 billion at September 30, 2019 compared to September 30, 2018. Mortgage warehouse loans increased $975 million to $2.5 billion; other consumer loans increased $592 million to $644 million; commercial and industrial loans increased $470 million to $2.3 billion; residential mortgages increased $121 million to $632 million; and commercial real estate non-owner-occupied loans increased $111 million to $1.3 billion. These increases were offset in part by a planned decrease in multi-family loans of $704 million, or 20.1%, to $2.8 billion.
Total deposits increased $412 million, or 4.8%, to $8.9 billion at September 30, 2019 compared to September 30, 2018. Total demand deposits increased $538 million, or 24.8%, to $2.7 billion, certificates of deposit accounts increased $29 million, or 1.2%, to $2.4 billion, and savings deposits increased $316 million to $591 million. In July 2018, Customers launched a new digital, on-line savings banking product with a goal of gathering retail deposits. As of September 30, 2019, this new product generated $534 million in retail deposits, an increase of $55 million since June 30, 2019 and $303 million over the year ago period. Higher cost money market deposits decreased $471 million, or 12.8%, to $3.2 billion at September 30, 2019 compared to the year-ago period.

PROVISION FOR LOAN AND LEASE LOSSES

The $1.5 million increase in the provision for loan and lease losses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, reflects Customers' initiatives to increase commercial and industrial loans and leases and other consumer loans. The provision for loan and lease losses for the three months ended September 30, 2019 included $2.0 million for net loan growth in the other non multi-family portfolios (primarily commercial and industrial), $2.3 million for net growth in the other consumer loan portfolio, $0.8 million for manufactured housing loans, and $1.7 million for specifically identified loans. These increases were offset in part by a $2.4 million release for multi-family loans due to runoff and the effect of $0.5 billion of multi-family loans transferred to held for sale as a result of Customers' intent to sell these loans. The provision for loan and lease losses for the three months ended September 30, 2018 included provisions of $2.3 million for consumer loan portfolio growth and $0.9 million for impaired loan provisions, offset in part by a release of reserve of $0.2 million resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the three months ended September 30, 2019 were $1.8 million, or seven basis points of average loans and leases on an annualized basis, compared to net charge-offs of $0.5 million, or two basis points on an annualized basis for the three months ended September 30, 2018.

The $10.3 million increase in the provision for loan and lease losses for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018, reflects Customers' initiatives to increase commercial and industrial loans and leases and other consumer loans. The provision for loan and lease losses for the nine months ended September 30, 2019 included $11.2 million for net loan growth (primarily in the commercial and industrial and other consumer loan portfolios, net of multi-family run-off and the effect of $0.5 billion of multi-family loans transferred to held for sale as a result of Customers' intent to sell these loans), $0.8 million for manufactured housing loans and $2.4 million for specifically identified loans. The provision for loan and lease losses for the nine months ended September 30, 2018 included $3.5 million for loan and lease portfolio growth and $1.9 million for impaired loans, offset in part by a release of $1.2 million resulting from improved asset quality and lower incurred losses than previously estimated. Net charge-offs for the nine months ended September 30, 2019 were $3.5 million, or five basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.5 million, or two basis points on an annualized basis for the nine months ended September 30, 2018.
For more information about the provision and ALLL and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Interchange and card revenue	$6,869	$7,084	$(215)	(3.0)%	$22,435	$23,127	$(692)	(3.0)%
Deposit fees	3,642	2,002	1,640	81.9%	9,199	5,726	3,473	60.7%
Commercial lease income	3,080	1,419	1,661	117.1%	8,212	3,372	4,840	143.5%
Bank-owned life insurance	1,824	1,869	(45)	(2.4)%	5,477	5,769	(292)	(5.1)%
Mortgage warehouse transactional fees	2,150	1,809	341	18.9%	5,145	5,663	(518)	(9.1)%
Gain on sale of SBA and other loans	—	1,096	(1,096)	(100.0)%	—	3,404	(3,404)	(100.0)%
Mortgage banking income	283	207	76	36.7%	701	532	169	31.8%
Loss upon acquisition of interest-only GNMA securities	—	—	—	NM	(7,476)	—	(7,476)	NM
Gain (loss) on sale of investment securities	1,001	(18,659)	19,660	NM	1,001	(18,659)	19,660	NM
Unrealized gain (loss) on investment securities	1,333	(1,236)	2,569	NM	988	(1,532)	2,520	NM
Other	3,187	6,493	(3,306)	(50.9)%	9,443	11,718	(2,275)	(19.4)%
Total non-interest income	$23,369	$2,084	$21,285	NM	$55,125	$39,120	$16,005	40.9%
Interchange and card revenue
The $0.2 million decrease in interchange and card revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from lower activity volumes at the BankMobile segment.
The $0.7 million decrease in interchange and card revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from lower activity volumes at the BankMobile segment.
Deposit fees
The $1.6 million increase in deposit fees for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment.
The $3.5 million increase in deposit fees for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.7 million increase in commercial lease income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from the continued growth of Customers' equipment finance business.
The $4.8 million increase in commercial lease income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $0.3 million increase in mortgage warehouse transactional fees for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from an increase in the number of loans funded during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as a decline in market rates for mortgages for the three months ended September 30, 2019 increased the volume of mortgage loan refinancings.

The $0.5 million decrease in mortgage warehouse transactional fees for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from a decrease in the number of loans funded during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Gain (loss) on sale of SBA and other loans
The $1.1 million decrease in gains on sales of SBA and other loans for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 reflects a strategic shift to retain SBA loans on our balance sheet.
The $3.4 million decrease in gains on sales of SBA and other loans for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 reflects a strategic shift to retain SBA loans on our balance sheet.
Loss on acquisition of interest-only GNMA securities
The $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities during the nine months ended September 30, 2019 resulted from a mortgage warehouse customer that unexpectedly ceased operations in second quarter 2019. Customers took possession of the interest-only GNMA securities that served as the primary collateral for loans made to this mortgage warehouse customer. The shortfall in the fair value of the interest-only GNMA securities upon acquisition resulted in a write-down of $7.5 million for the nine months ended September 30, 2019.
Gain (loss) on sale of investment securities
The $19.7 million increase in gain (loss) on sale of investment securities for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 reflects the $1.0 million gain realized from the sale of $95 million of available-for-sale corporate note securities for the three and nine months ended September 30, 2019, compared to an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities for the three and nine months ended September 30, 2018.
Unrealized gain (loss) on investment securities
The $2.6 million increase in unrealized gain (loss) on investment securities for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 reflects improvements in the fair values of the interest-only GNMA securities and equity securities issued by a foreign entity.
The $2.5 million increase in unrealized gain (loss) on investment securities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 reflects improvements in the fair values of the interest-only GNMA securities and equity securities issued by a foreign entity.
Other non-interest income
The $3.3 million decrease in other non-interest income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from a $2.8 million gain recognized from discontinuing cash flow hedge accounting for three interest rate swaps for the three months ended September 30, 2018 and negative mark-to-market adjustments for derivatives for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to changes in the yield curve.
The $2.3 million decrease in other non-interest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from a $2.8 million gain recognized from discontinuing cash flow hedge accounting for three interest rate swaps for the nine months ended September 30, 2018 and mark-to-market adjustments for derivatives for the nine months ended September 30, 2019 due to changes in the yield curve.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Salaries and employee benefits	$27,193	$25,462	$1,731	6.8%	$79,936	$78,135	$1,801	2.3%
Technology, communication, and bank operations	8,755	11,657	(2,902)	(24.9)%	33,110	32,923	187	0.6%
Professional services	8,348	4,743	3,605	76.0%	18,639	14,563	4,076	28.0%
Occupancy	3,661	2,901	760	26.2%	9,628	8,876	752	8.5%
Commercial lease depreciation	2,459	1,103	1,356	122.9%	6,633	2,838	3,795	133.7%
FDIC assessments, non-income taxes, and regulatory fees	(777)	2,415	(3,192)	NM	3,368	6,750	(3,382)	(50.1)%
Provision for operating losses	3,998	1,171	2,827	241.4%	8,223	3,930	4,293	109.2%
Advertising and promotion	976	820	156	19.0%	3,145	1,529	1,616	105.7%
Merger and acquisition related expenses	—	2,945	(2,945)	(100.0)%	—	3,920	(3,920)	(100.0)%
Loan workout	495	516	(21)	(4.1)%	1,458	1,823	(365)	(20.0)%
Other real estate owned expenses	108	66	42	63.6%	151	164	(13)	(7.9)%
Other	4,376	3,305	1,071	32.4%	8,869	7,683	1,186	15.4%
Total non-interest expense	$59,592	$57,104	$2,488	4.4%	$173,160	$163,134	$10,026	6.1%
Salaries and employee benefits
The $1.7 million increase in salaries and employee benefits for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.
The $1.8 million increase in salaries and employee benefits for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from an increase in average full-time equivalent team members and annual merit increases, partially offset by a reduction in incentive accruals given overall performance.
Technology, communication, and bank operations
The $2.9 million decrease in technology, communication, and bank operations expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from successful concentrated cost savings initiatives, partially offset by continued investment to improve and maintain Customers' digital information technology infrastructure and support expanded products and services offered through our White Label partnership.
The $0.2 million increase in technology, communication, and bank operations expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from continued investment to improve and maintain Customers' digital information technology infrastructure and support expanded products and services offered through our White Label partnership, partially offset by successful concentrated cost savings initiatives.
Professional services
The $3.6 million increase in professional services for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from consulting services associated with supporting our White Label partnership and digital transformation efforts.
The $4.1 million increase in professional services for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from consulting services associated with supporting our White Label partnership and digital transformation efforts.

Occupancy
The $0.8 increase in occupancy for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from an increase in depreciation expense on information technology equipment.
The $0.8 increase in occupancy for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from an increase in depreciation expense on information technology equipment.
Commercial lease depreciation
The $1.4 million increase in commercial lease depreciation for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $3.8 million increase in commercial lease depreciation for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $3.2 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from a $2.6 million small bank assessment credit provided by the FDIC for the three months ended September 30, 2019 related to Customers' contributions to the growth of the FDIC's deposit insurance fund since July 2016.
The $3.4 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from a $2.6 million small bank assessment credit provided by the FDIC for the nine months ended September 30, 2019 related to Customers' contributions to the growth of the FDIC's deposit insurance fund since July 2016.
Provision for operating losses
The provision for operating losses primarily consists of losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders. The $2.8 million increase in provision for operating losses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from an internet-based organized crime ring which targeted BankMobile checking accounts during the three months ended September 30, 2019.
The $4.3 million increase in provision for operating losses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from an internet-based organized crime ring which targeted BankMobile checking accounts during the nine months ended September 30, 2019 and increased other disputed charges.
Advertising and promotion expenses
The $0.2 million increase in advertising and promotion expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from the promotion of Customers' digital banking products and service offerings available through our White Label partnership.
The $1.6 million increase in advertising and promotion for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from the promotion of Customers' digital banking products and service offerings available through our White Label partnership.
Merger and acquisition related expenses
The $2.9 million decrease in merger and acquisition related expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 resulted from the spin-off and merger agreement between Customers and Flagship Community Bank, which was terminated in October 2018.
The $3.9 million decrease in merger and acquisition related expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulted from the spin-off and merger agreement between Customers and Flagship Community Bank, which was terminated in October 2018.

Other non-interest expense
The $1.1 million increase in other non-interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily resulted from legal contingency accruals totaling $2.0 million relating to the previously disclosed Halbreiner and United States Department of Education matters, partially offset by management's continued efforts to monitor and control expenses.
The $1.2 million increase in other non-interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily resulted from legal contingency accruals totaling $2.0 million relating to the previously disclosed Halbreiner and United States Department of Education matters, partially offset by management's continued efforts to monitor and control expenses.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Income before income tax expense	$35,086	$6,057	$29,029	NM	$67,144	$68,083	$(939)	(1.4)%
Income tax expense	$8,020	$28	$7,992	NM	$15,343	$14,250	$1,093	7.7%
Effective tax rate	22.86%	0.46%			22.85%	20.93%
The $8.0 million increase in income tax expense for the three months ended September 30, 2019, when compared to the same period in the prior year, primarily resulted from increased pre-tax income. The $1.1 million increase in income tax expense for the nine months ended September 30, 2019, when compared to the same period in the prior year, primarily resulted from a $1.7 million favorable return to provision adjustment, which included the benefit of a research and development tax credit, recorded during the nine months ended September 30, 2018 upon the completion of the 2017 income tax returns. The increase in the effective tax for the three and nine months ended September 30, 2019 compared to the same periods in the prior year, primarily resulted from a favorable return to provision adjustment, which included the benefit of a research and development tax credit, during the three and nine months ended September 30, 2018.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million and $10.8 million for the three and nine months ended September 30, 2019 and 2018, respectively. There were no changes to the amount of preferred stock outstanding or the dividend rates from third quarter 2018 to third quarter 2019 or from the first nine months in 2018 to the first nine months in 2019.

Financial Condition
General
Customers' total assets were $11.7 billion at September 30, 2019. This represented a $1.9 billion increase from total assets of $9.8 billion at December 31, 2018. The increase in total assets was primarily driven by increases of $1.7 billion in total loans and leases, $120.1 million in cash and cash equivalents and $100.0 million in other assets, partially offset by a decrease in investment securities of $56.3 million.
Total liabilities were $10.7 billion at September 30, 2019. This represented a $1.8 billion increase from $8.9 billion at December 31, 2018. The increase in total liabilities primarily resulted from increases in total deposits of $1.8 billion, federal funds purchased of $186.0 million, and accrued interest payable and other liabilities of $66.1 million, partially offset in part by a reduction in FHLB advances of $207.3 million.

The following table presents certain key condensed balance sheet data as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018	Change	% Change
Cash and cash equivalents	$182,218	$62,135	$120,083	193.3%
Investment securities, at fair value	608,714	665,012	(56,298)	(8.5)%
Loans held for sale	502,854	1,507	501,347	NM
Loans receivable, mortgage warehouse, at fair value	2,438,530	1,405,420	1,033,110	73.5%
Loans and leases receivable	7,336,237	7,138,074	198,163	2.8%
Allowance for loan and lease losses	(51,053)	(39,972)	(11,081)	27.7%
Total assets	11,723,790	9,833,425	1,890,365	19.2%
Total deposits	8,925,685	7,142,236	1,783,449	25.0%
Federal funds purchased	373,000	187,000	186,000	99.5%
FHLB advances	1,040,800	1,248,070	(207,270)	(16.6)%
Other borrowings	123,528	123,871	(343)	(0.3)%
Subordinated debt	109,050	108,977	73	0.1%
Total liabilities	10,704,640	8,876,609	1,828,031	20.6%
Total shareholders’ equity	1,019,150	956,816	62,334	6.5%
Total liabilities and shareholders’ equity	$11,723,790	$9,833,425	$1,890,365	19.2%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  Cash and due from banks were $12.6 million and $17.7 million at September 30, 2019 and December 31, 2018, respectively.  Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $169.7 million and $44.4 million at September 30, 2019 and December 31, 2018, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.
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
At September 30, 2019, investment securities totaled $608.7 million compared to $665.0 million at December 31, 2018. The decrease in investment securities primarily resulted from the sale of $95 million of available-for-sale corporate note securities, partially offset by a market-driven recovery in the fair value of agency-guaranteed mortgage-backed securities and corporate securities and from obtaining ownership of certain interest-only GNMA securities in June 2019 with a fair value of $17.1 million as of September 30, 2019. These securities served as the primary collateral for loans made to one commercial mortgage warehouse customer. These securities are reported at fair value, with fair value changes recorded directly in earnings based on a fair value option election.
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

Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. In addition, Customers has been deemphasizing its multi-family business, with plans to sell approximately $500 million and run-off approximately $300 million or more in fourth quarter 2019.
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
As of September 30, 2019, Customers had $8.9 billion in commercial loans outstanding, totaling approximately 86.9% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value, compared to commercial loans outstanding of $7.8 billion, comprising approximately 91.6% of its total loan and lease portfolio, at December 31, 2018.
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
Customers' lending to mortgage banking business primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of September 30, 2019 and December 31, 2018, commercial loans to mortgage banking businesses totaled $2.4 billion and $1.4 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial and other consumer loan portfolios with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2019, Customers had multi-family loans of $2.8 billion outstanding, comprising approximately 27.2% of the total loan and lease portfolio, compared to $3.3 billion, or approximately 38.4% of the total loan and lease portfolio, at December 31, 2018.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of September 30, 2019 and December 31, 2018, Customers had $240.8 million and $172.9 million, respectively, of equipment finance loans outstanding. As of September 30, 2019 and December 31, 2018, Customers had $75.2 million and $54.5 million of equipment finance leases, respectively. As of September 30, 2019 and December 31, 2018, Customers had $75.1 million and $54.5 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $11.4 million and $4.8 million, respectively.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The other consumer loan portfolio consists largely of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination or purchase. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2019, Customers had $1.3 billion in consumer loans outstanding, or 13.1% of the total loan and lease portfolio, compared to $721.8 million, or 8.4% of the total loan and lease portfolio, as of December 31, 2018. Customers purchased $83.9 million and $534.2 million of other consumer loans through arrangements with third-party fintech companies during the three and nine months ended September 30, 2019, respectively. Customers did not purchase any residential mortgage loans from third-party financial institutions during the three months ended September 30, 2019 and purchased $105.9 million of residential mortgage loans from third-party financial institutions during the nine months ended September 30, 2019.
Loans Held for Sale
The composition of loans held for sale as of September 30, 2019 and December 31, 2018 was as follows:

(amounts in thousands)	September 30, 2019	December 31, 2018
Commercial loans:
Multi-family loans at lower of cost or fair value	$499,774	$—
Total commercial loans held for sale	499,774	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	$1,325	$—
Residential mortgage loans, at fair value	1,755	1,507
Total consumer loans held for sale	3,080	1,507
Loans held for sale	$502,854	$1,507
At September 30, 2019, loans held for sale totaled $502.9 million, or 4.89% of the total loan and lease portfolio, and $1.5 million, or 0.02% of the total loan and lease portfolio, at December 31, 2018. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ALLL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2019	December 31, 2018
Loans receivable, mortgage warehouse, at fair value	$2,438,530	$1,405,420
Loans receivable:
Commercial:
Multi-family	2,300,244	3,285,297
Commercial and industrial (including owner occupied commercial real estate) (1)	2,363,599	1,951,277
Commercial real estate non-owner occupied	1,268,557	1,125,106
Construction	61,200	56,491
Total commercial loans and leases receivable	5,993,600	6,418,171
Consumer:
Residential real estate	628,786	566,561
Manufactured housing	72,616	79,731
Other consumer	643,553	74,035
Total consumer loans receivable	1,344,955	720,327
Loans and leases receivable	7,338,555	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	(2,318)	(424)
Allowance for loan and lease losses	(51,053)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$9,723,714	$8,503,522
(1) Includes direct finance leases of $75.2 million and $54.5 million at September 30, 2019 and December 31, 2018, respectively.
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
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an allowance for loan and lease losses and are therefore excluded from allowance for loan and lease losses related disclosures. At September 30, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.4 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively.
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
The provision for loan and lease losses was $4.4 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $14.5 million and $4.3 million for the nine months ended September 30, 2019 and 2018. The ALLL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $51.1 million, or 0.70% of loans and leases receivable, at September 30, 2019 and $40.0 million, or 0.56% of loans and leases receivable, at December 31, 2018. Net charge-offs were $1.8 million for the three months ended September 30, 2019, an increase of $1.3 million compared to the same period in 2018. The increase in net charge-offs period over period was mainly driven by higher net charge-offs in the other consumer loan portfolio. Net charge-offs were $3.5 million for the nine months ended September 30, 2019, an increase of $1.9 million compared to the same period in 2018. The increase in net charge-offs period over period was mainly driven by higher net charge-offs in the other consumer loan portfolio, partially offset by lower net charge-offs in the commercial real estate owner occupied and residential real estate loan portfolios.

The table below presents changes in the Bank’s ALLL for the periods indicated.
Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Balance at the beginning of the period	$48,388	$38,288	$39,972	$38,015
Loan and lease charge-offs (1)
Multi-family	—	—	541	—
Commercial and industrial	349	90	532	314
Commercial real estate owner occupied	45	—	119	501
Residential real estate	—	—	109	407
Other consumer	1,806	437	3,493	1,155
Total Charge-offs	2,200	527	4,794	2,377
Loan and lease recoveries (1)
Multi-family	—	—	7	—
Commercial and industrial	369	30	826	205
Commercial real estate owner occupied	10	—	235	326
Commercial real estate non-owner occupied	—	5	—	5
Construction	8	11	128	231
Residential real estate	5	6	20	69
Other consumer	47	4	120	10
Total Recoveries	439	56	1,336	846
Total net charge-offs	1,761	471	3,458	1,531
Provision for loan and lease losses	4,426	2,924	14,539	4,257
Balance at the end of the period	$51,053	$40,741	$51,053	$40,741
(1)Charge-offs and recoveries on PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.
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
Approximately 75% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.

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
Asset Quality at September 30, 2019

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$2,300,244	$2,296,582	$3,662	$—	$—	$—	$—	—%	—%
Commercial & industrial (1)	2,363,599	2,354,344	1,546	327	7,382	—	7,382	0.31%	0.31%
Commercial real estate non-owner occupied	1,268,557	1,268,443	31	—	83	—	83	0.01%	0.01%
Construction	61,200	61,200	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,993,600	5,980,569	5,239	327	7,465	—	7,465	0.12%	0.12%
Residential	628,786	619,981	2,660	52	6,093	78	6,171	0.97%	0.98%
Manufactured housing	72,616	65,233	3,292	2,524	1,567	126	1,693	2.16%	2.33%
Other consumer	643,553	638,568	3,827	18	1,140	—	1,140	0.18%	0.18%
Total consumer loans receivable	1,344,955	1,323,782	9,779	2,594	8,800	204	9,004	0.65%	0.67%
Deferred (fees) costs and unamortized (discounts) premiums, net	(2,318)	(2,318)	—	—	—	—	—
Loans and Leases Receivable	7,336,237	7,302,033	15,018	2,921	16,265	204	16,469	0.22%	0.22%
Loans Receivable, Mortgage Warehouse, at Fair Value	2,438,530	2,438,530	—	—	—	—	—
Total Loans Held for Sale	502,854	501,529	—	—	1,325	—	1,325	0.26%	0.26%
Total Portfolio	$10,277,621	$10,242,092	$15,018	$2,921	$17,590	$204	$17,794	0.17%	0.17%
(1)Commercial & industrial loans, including owner occupied commercial real estate loans.

Asset Quality at September 30, 2019 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ALLL	Cash Reserve	Total Credit Reserves	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$2,300,244	$—	$7,498	$—	$7,498	0.33%	—%
Commercial & industrial (1)	2,363,599	7,382	18,765	—	18,765	0.79%	254.20%
Commercial real estate non-owner occupied	1,268,557	83	6,440	—	6,440	0.51%	7759.04%
Construction	61,200	—	658	—	658	1.08%	—%
Total commercial loans and leases receivable	5,993,600	7,465	33,361	—	33,361	0.56%	446.90%
Residential	628,786	6,093	4,083	—	4,083	0.65%	67.01%
Manufactured housing	72,616	1,567	1,027	24	1,051	1.45%	67.07%
Other consumer	643,553	1,140	12,582	—	12,582	1.96%	1103.68%
Total consumer loans receivable	1,344,955	8,800	17,692	24	17,716	1.32%	201.32%
Deferred (fees) costs and unamortized (discounts) premiums, net	(2,318)	—	—	—	—
Loans and Leases Receivable	7,336,237	16,265	51,053	24	51,077	0.70%	314.03%
Loans Receivable, Mortgage Warehouse, at Fair Value	2,438,530	—	—	—	—
Total Loans Held for Sale	502,854	1,325	—	—	—	—%	—%
Total Portfolio	$10,277,621	$17,590	$51,053	$24	$51,077	0.50%	290.38%
(1)Commercial & industrial loans, including owner occupied commercial real estate loans.
The total loan and lease portfolio was $10.3 billion at September 30, 2019 compared to $8.5 billion at December 31, 2018 and $17.6 million, or 0.17% of loans and leases, were non-performing at September 30, 2019 compared to $27.5 million, or 0.32% of loans and leases, at December 31, 2018. The loan and lease portfolio was supported by credit reserves of $51.1 million (290.38% of NPLs and 0.50% of total loans and leases) and $40.5 million (147.16% of NPLs and 0.47% of total loans and leases), at September 30, 2019 and December 31, 2018, respectively.

DEPOSITS

Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our White Label relationship, deposit brokers, listing services and other relationships.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018	Change	% Change
Demand, non-interest bearing	$1,569,918	$1,122,171	$447,747	39.9%
Demand, interest bearing	1,139,675	803,948	335,727	41.8%
Savings, including MMDA	3,793,219	3,481,936	311,283	8.9%
Non-time deposits	6,502,812	5,408,055	1,094,757	20.2%
Time, $100,000 and over	834,741	792,370	42,371	5.3%
Time, other	1,588,132	941,811	646,321	68.6%
Total deposits	$8,925,685	$7,142,236	$1,783,449	25.0%

Total deposits were $8.9 billion at September 30, 2019, an increase of $1.8 billion, or 25.0%, from $7.1 billion at December 31, 2018. Non-time deposits increased by $1.1 billion, or 20.2%, to $6.5 billion at September 30, 2019, from $5.4 billion at December 31, 2018. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $447.7 million, and interest bearing demand deposits of $335.7 million. Savings, including MMDA increased $311.3 million, or 8.9%, to $3.8 billion at September 30, 2019, from $3.5 billion at December 31, 2018. Time deposits increased $688.7 million, or 39.7%, to $2.4 billion at September 30, 2019, from $1.7 billion at December 31, 2018.
At September 30, 2019, the Bank had $1.7 billion in state and municipal deposits to which it had pledged $1.7 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of September 30, 2019 and December 31, 2018, total outstanding borrowings were $1.6 billion and $1.7 billion, respectively, which represented a decrease of $21.5 million, or 1.3%. In June 2019, $25.0 million of senior notes bearing an annual interest rate of 4.625%, which were originally issued in June 2014 by the Bancorp, matured and were repaid in full. On September 25, 2019, Customers Bancorp completed a public offering in which it issued $25.0 million of 4.50% senior notes due September 2024. Interest is paid semi-annually in arrears in March and September. Net proceeds of $24.8 million from this transaction were contributed to Customers Bank as qualifying Tier 1 capital.

SHAREHOLDERS' EQUITY

The components of shareholder's equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,526	32,252	274	0.8%
Additional paid in capital	441,499	434,314	7,185	1.7%
Retained earnings	357,608	316,651	40,957	12.9%
Accumulated other comprehensive loss, net	(8,174)	(22,663)	14,489	(63.9)%
Treasury stock	(21,780)	(21,209)	(571)	2.7%
Total shareholders' equity	$1,019,150	$956,816	$62,334	6.5%

Shareholders’ equity increased $62.3 million, or 6.5%, to $1.0 billion at September 30, 2019 when compared to shareholders' equity of $956.8 million at December 31, 2018. The increase primarily resulted from net income of $51.8 million for the nine months ended September 30, 2019, a reduction in accumulated other comprehensive loss, net of $14.5 million, and increases of $7.2 million in additional paid in capital, partially offset by preferred stock dividends of $10.8 million for the nine months ended September 30, 2019 and repurchases of shares of Customers' common stock totaling $0.6 million. The reduction in accumulated other comprehensive loss, net primarily resulted from an increase in the fair value of available-for-sale debt securities, partially offset by a decline in the fair value of cash flow hedges, both due to the decline in market interest rates during the year. The increases in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the nine months ended September 30, 2019.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB. As of September 30, 2019, Customers' borrowing capacity with the FHLB was $3.9 billion, of which $1.0 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2018, Customers' borrowing capacity with the FHLB was $4.1 billion, of which $1.2 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2019 and December 31, 2018, Customers' borrowing capacity with the FRB was $183.9 million and $102.5 million, respectively.

The table below summarizes Customers' cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(amounts in thousands)	2019	2018	Change	% Change
Net cash provided by (used in) operating activities	$34,683	$98,365	$(63,682)	(64.7)%
Net cash provided by (used in) investing activities	(1,665,534)	(289,091)	(1,376,443)	476.1%
Net cash provided by (used in) financing activities	1,750,934	710,437	1,040,497	146.5%
Net increase (decrease) in cash and cash equivalents	$120,083	$519,711	$(399,628)	(76.9)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $34.7 million for the nine months ended September 30, 2019 primarily resulted from net income of $51.8 million, non-cash operating adjustments of $46.9 million, and an increase of $15.3 million in accrued interest payable and other liabilities, partially offset by an increase of $79.3 million in accrued interest receivable and other assets. Cash provided by operating activities of $98.4 million for the nine months ended September 30, 2018 primarily resulted in net income of $53.8 million, and non-cash operating adjustments of $40.3 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $1.7 billion for the nine months ended September 30, 2019 primarily resulted from net originations of mortgage warehouse loans of $1.1 billion and purchases of loans of $636.4 million, partially offset by proceeds from sale of investment securities available for sale of $97.6 million.
Cash used in investing activities of $289.1 million for the nine months ended September 30, 2018 primarily resulted from purchases of investment securities available for sale of $763.2 million and purchases of loans of $347.7 million, offset in part by proceeds from sales of investment securities available for sale of $476.2 million and net proceeds from mortgage warehouse loans of $277.1 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $1.8 billion for the nine months ended September 30, 2019 primarily resulted from an increase in deposits of $1.8 billion, proceeds from long-term FHLB borrowings of $350.0 million, and federal funds purchased of $186.0 million, partially offset by repayments of short-term borrowed funds from the FHLB of $557.3 million, and preferred stock dividends paid of $10.8 million.
Cash provided by financing activities of $710.4 million for the nine months ended September 30, 2018 primarily resulted from an increase in deposits of $1.7 billion, partially offset by short-term borrowed funds from the FHLB of $776.9 million, federal funds purchased of $155.0 million, long-term debt of $63.3 million, and preferred stock dividends paid of $10.8 million.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2019 and December 31, 2018, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$794,745	7.811%	$457,840	4.500%	N/A	N/A	$712,195	7.000%
Customers Bank	$1,103,341	10.847%	$457,748	4.500%	$661,192	6.500%	$712,053	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,012,216	9.949%	$610,453	6.000%	N/A	N/A	$864,809	8.500%
Customers Bank	$1,103,341	10.847%	$610,331	6.000%	$813,775	8.000%	$864,636	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,155,499	11.357%	$813,938	8.000%	N/A	N/A	$1,068,293	10.500%
Customers Bank	$1,263,490	12.421%	$813,775	8.000%	$1,017,218	10.000%	$1,068,079	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,012,216	9.013%	$449,217	4.000%	N/A	N/A	$449,217	4.000%
Customers Bank	$1,103,341	9.829%	$448,997	4.000%	$561,246	5.000%	$448,997	4.000%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$665,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of September 30, 2019, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 9 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of September 30, 2019 and December 31, 2018, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	September 30, 2019	December 31, 2018
Commitments to fund loans and leases	$374,038	$345,608
Unfunded commitments to fund mortgage warehouse loans	1,041,770	1,537,900
Unfunded commitments under lines of credit and credit cards	982,446	867,131
Letters of credit	48,774	55,659
Other unused commitments	3,562	4,822
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
Through the use of income simulation modeling, Customers has estimated the net interest income for the periods ending September 30, 2020 and December 31, 2019, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2019 and December 31, 2018. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the periods ending September 30, 2020 and December 31, 2019, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	September 30, 2020	December 31, 2019
Up 3%	4.5%	(15.7)%
Up 2%	3.5%	(9.8)%
Up 1%	2.0%	(4.5)%
Down 1%	(2.4)%	3.9%
Down 2%	(5.6)%	6.7%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 and 200 basis points due to the limitations of the current low interest rate environment that renders the Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2019 and December 31, 2018, resulting from shocks to interest rates.

	From base
Rate Shocks	September 30, 2019	December 31, 2018
Up 3%	(5.3)%	(22.8)%
Up 2%	(1.3)%	(13.3)%
Up 1%	0.6%	(5.7)%
Down 1%	(1.5)%	3.8%
Down 2%	(4.3)%	6.5%
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2019.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2019, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 14 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2018 Form 10-K. There are no material changes from the risk factors included within the 2018 Form 10-K, other than the risk described below. The risks described within the 2018 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”
Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At September 30, 2019, Customers' total multi-family exposure in New York State is approximately $1.7 billion, of which approximately $1.2 million, or 68%, is provided for loans to rent regulated properties in the multi-family community, primarily in New York City.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, the Bancorp's board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers was authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. Customers repurchased all remaining authorized shares pursuant to this program in January 2019. Accordingly, there were no common shares repurchased during third quarter 2019.
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

4.4
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, As Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

4.5
Third Supplemental Indenture, dated as of September 25, 2019, by and between Customers Bancorp, Inc., as Issuer and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

10.1	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

10.2
Employment Agreement, dated as of October 23, 2019, by and between Customers Bancorp, Inc. and Carla Leibold, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on October 25, 2019

10.3	Customers Bank Death Benefit Plan, dated as of October 23, 2019, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

November 7, 2019	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 7, 2019	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

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

4.4
Second Supplemental Indenture, dated as of June 30, 2017, by and between Customers Bancorp, Inc, as Issuer, and Wilmington Trust, National Association, As Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on June 30, 2017

4.5
Third Supplemental Indenture, dated as of September 25, 2019, by and between Customers Bancorp, Inc., as Issuer and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

10.1	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

10.2
Employment Agreement, dated as of October 23, 2019, by and between Customers Bancorp, Inc. and Carla Leibold, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on October 25, 2019

10.3	Customers Bank Death Benefit Plan, dated as of October 23, 2019, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The Exhibits filed as part of this report are as follows:

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.