Form 10-K
period 2019-12-31
Customers Bancorp, Inc.
filed 2020-03-02
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
001-35542
(Commission File Number)

(Exact name of registrant as specified in its charter)

Customers Bancorp, Inc.

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1015 Penn Avenue
Suite 103
Wyomissing PA 19610
(Address of principal executive offices)
(610) 933-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on which Registered
Voting Common Stock, par value $1.00 per share	CUBI	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share	CUBI/PC	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share	CUBI/PD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share	CUBI/PE	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, par value $1.00 per share	CUBI/PF	New York Stock Exchange
5.375% Subordinated Notes due 2034	CUBB	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $605,709,575 as of June 30, 2019, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 25, 2020, 31,381,499 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we file with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

•changes in external competitive market factors that might impact our results of operations;
•changes in laws and regulations, including, without limitation, changes in capital requirements under Basel III;
•changes in our business strategy or an inability to execute our strategy due to the occurrence of unanticipated events;
•our ability to identify potential candidates for, and consummate, acquisition or investment transactions;
•the timing of acquisition, investment or disposition transactions;
•constraints on our ability to consummate an attractive acquisition or investment transaction because of significant competition for those opportunities;
•local, regional and national economic conditions and events and the impact they may have on us and our customers;
•costs and effects of regulatory and legal developments, including the results of regulatory examinations and the outcome of regulatory or other governmental inquiries and proceedings, such as fines or restrictions on our business activities;
•the potential effects of heightened regulatory requirements applicable to banks with assets in excess of $10 billion;
•our ability to attract deposits and other sources of liquidity;
•changes in the financial performance and/or condition of our borrowers;
•changes in the level of our non-performing and classified assets and charge-offs;
•changes in estimates of our future loan loss reserve requirements based upon our periodic review thereof under relevant regulatory and accounting requirements, including the adoption of the Current Expected Credit Losses standard;
•inflation, interest rate, securities market and monetary fluctuations, including the discontinuance of LIBOR;
•timely development and acceptance of new banking products and services and perceived overall value of these products and services by users, including the products and services being developed and introduced to the market by the BankMobile division of Customers Bank;
•changes in consumer spending, borrowing and saving habits;
•technological changes;
•our ability to increase market share and control expenses;
•continued volatility in the credit and equity markets and its effect on the general economy;
•effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the PCAOB, the FASB and other accounting standard setters;
•the businesses of Customers Bank and any acquisition targets or merger partners and subsidiaries not being integrated successfully or such integration being more difficult, time-consuming or costly than expected;
•material differences in the actual financial results of merger and acquisition activities compared with our expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame;
•our ability to successfully implement our growth strategy, control expenses and maintain liquidity;
•Customers Bank’s ability to pay dividends to Customers Bancorp;

•risks relating to BankMobile, including:
◦the implementation of Customers Bancorp’s strategy as announced in October 2018 to retain BankMobile for 2-3 years, the possibility that the expected benefits of retaining BankMobile for 2-3 years may not be achieved, or the possible effects on Customers Bancorp’s results of operations if BankMobile is never divested causing Customers Bancorp’s actual results to differ from those in the forward-looking statements;
◦our ability to successfully complete a divestiture of BankMobile and the timing of completion;
◦the ability of Customers and an acquirer of BankMobile to meet all of the conditions to completion of a proposed divestiture;
◦our ability to execute on our White Label strategy to grow demand deposits through strategic partnerships;
◦material variances in the adoption rate of BankMobile’s services by new students;
◦the usage rate of BankMobile’s services by current student customers compared to our expectations;
◦the levels of usage of other BankMobile student customers following graduation of additional product and service offerings of BankMobile or Customers Bank, including mortgages and consumer loans, and the mix of products and services used;
◦our ability to implement changes to BankMobile’s product and service offerings under current and future regulations and governmental policies;
◦our ability to effectively manage revenue and expense fluctuations that may occur with respect to BankMobile’s student-oriented business activities, which result from seasonal factors related to the higher-education academic year; and
◦BankMobile’s ability to successfully implement its growth strategy and control expenses.
•risks related to planned changes in our balance sheet, including:
◦our ability to reduce the size of our multi-family portfolios;
◦our ability to execute our digital distribution strategy;
◦our ability to manage the risks of change in our loan mix to include a greater portion of consumer loans; and
◦our ability to earn increased net interest income to recover reduced interchange income due to the loss of the small issuer exemption to the Durbin Amendment.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to these forward-looking statements we may make, including any forward-looking statements, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
Act	Federal Deposit Insurance Reform Act of 2005
ASC	Accounting Standards Codification
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BDO	BDO USA, LLP
BHCA	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BRRP	Bonus Recognition and Retention Program
CBCA	Change in Bank Control Act
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Code	U.S. Internal Revenue Code of 1986, as Amended
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Disbursement Business	OneAccount Student Checking and Refund Management Disbursement Services Business
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	United States Department of Education
DOJ	U.S. Department of Justice
ECOA	Equal Credit Opportunity Act
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Fair Housing Act
fintech	Third-Party Financial Technology

Federal Reserve Board	Board of Governors of the Federal Reserve System
FERPA	Family Educational Rights and Privacy Act of 1975
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
HUD	Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interest-Only GNMA Securities	Interest-Only Government National Mortgage Association Securities
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
Legacy Loans	Total 2009 and prior loans
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MMDA	Money Market Deposit Accounts
MOU	Memorandum of Understanding
NM	Not Meaningful
Non-QM	Non-Qualified Mortgage
NPA	Non-Performing Asset
NPL	Non-Performing Loan
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
Order	Federal Deposit Insurance Act, as Amended
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Accounting Oversight Board (United States)
PCI	Purchased Credit-Impaired
Rate Shocks	Interest rates rising or falling immediately
Religare	Religare Enterprises, Ltd.
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAG	Special Assets Group
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D

Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.  Business
Customers Bancorp is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank, collectively referred to as "Customers" herein.  The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch branch-light strategy that serves its customers through a single-point-of-contact private banking strategy with a focus on community banking businesses including commercial and industrial and commercial real estate loans (to borrowers in Pennsylvania, New Jersey, New York City, New England and other geographies), multi-family lending, SBA lending and residential mortgage lending. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, specialty lending and consumer loans through relationships with fintech companies. In addition, BankMobile, a division of Customers Bank, offers state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Philadelphia, Pennsylvania; Washington, D.C.; Chicago, Illinois. The Bank has a diversified lending business consisting of geographically in-market community banking offerings such as commercial and industrial loans, commercial real estate loans, multi-family loans, SBA lending and residential mortgage loans. In addition, on a national level, the Bank also administratively supports specialty banking businesses such as commercial loans to mortgage companies, specialty lending, commercial equipment financing and consumer loans through relationships with fintech companies. Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. At December 31, 2019, Customers had total assets of $11.5 billion, including loans, net of the ALLL (including loans held for sale and loans receivable, mortgage warehouse, at fair value) of $10.0 billion, total deposits of $8.6 billion and shareholders’ equity of $1.1 billion.
Customers differentiates itself through its unique single-point-of-contact business strategy executed by very experienced management teams. Customers' strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and value-added acquisitions. Customers differentiates itself from its competitors through its focus on exceptional customer service supported by state-of-the-art technology. The primary customers of the Bank are privately held businesses, business customers, not-for-profit organizations and consumers. The Bank also focuses on certain specialty lending areas such as multi-family/commercial real estate lending, lending to commercial mortgage banking businesses and consumer loan purchases from fintech originator platforms. The Bank’s lending activities are primarily funded by deposits from its branch-light business model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service and its digital bank deposit offerings. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile refers to Customers' efforts to build a full-service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. As part of the BankMobile strategic initiative, on June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the Disbursement business from Higher One. Higher One was acquired by a subsidiary of Blackboard, Inc. in third quarter 2016. We continue to refer to that combined business as “Higher One” throughout this document.
BankMobile, including the Disbursement business, provides a nationwide deposit-aggregation platform. BankMobile focuses on the aggregation of low-cost deposits and consumer loan offerings through its partnerships with fintech companies, and currently offers no or low-fee banking, higher than average interest rates on savings and access to over 55,000 ATMs across the U.S. Customers believes that consolidating BankMobile with the Disbursement business uniquely positions it to become the graduating students' "bank for life" and service each graduate's financial needs throughout their life. BankMobile's revenues are largely derived from net interest income, interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue. It is BankMobile's strategy to disrupt traditional banks' retail branch customer service delivery model and become the bank of choice for life of college students and middle-income and under-banked Americans using its low-cost digital delivery platform and superior deposit products, serve as a white label deposit partner to large companies, and disrupt payday lenders and high-cost check lenders by making low-cost quality banking services available to key under-banked markets. BankMobile has focused on the development of its "Banking as a Service" model, including research and development, and technology and product development for its white label partner. BankMobile has obtained and is applying for patents and copyrights to protect key elements of its products and delivery methods. This intellectual property will allow BankMobile to continue to differentiate its business from potential competitors. Customers continues to explore strategic alternatives for BankMobile in 2020.
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
Background and History
Customers Bancorp was incorporated in Pennsylvania in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which the Bank became a wholly owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011. Customers Bancorp’s corporate headquarters are located at 1015 Penn Avenue, Wyomissing, Pennsylvania 19610. The main telephone number is (610) 933-2000.
The deposits of the Bank are insured by the FDIC. The Bank’s home office is located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000. BankMobile is a division of the Bank, first marketing its deposit products beginning in January 2015. As a division of the Bank, BankMobile's deposits are also insured by the FDIC.
Executive Summary
Customers' Markets
Market Criteria
Customers looks to grow organically as well as through selective acquisitions in its current and prospective markets. Customers believes that there is significant opportunity to both enhance its presence in its current markets and enter new complementary markets that meet its objectives. Customers focuses on markets that it believes are characterized by some or all of the following:
•Population density;
•Concentration of business activity;
•Attractive deposit bases;
•Significant market share held by large banks;
•Advantageous competitive landscape that provides opportunity to achieve meaningful market presence;
•Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions;
•Potential for economic growth over time; and
•Management experience in the applicable markets.
BankMobile products are delivered to customers nationwide via its digital delivery channels, such as a smartphone or other web-enabled device. The BankMobile business is currently focused on millennials, now the largest generation in the United States, developing white label relationships with large companies that wish to expand their relationships with their retail customers and employees and the under-banked who can utilize a low-cost banking services provider. As a general retail deposit product and related services provider, the BankMobile segment does not have a dependency on a particular customer, but is focused on providing deposit services to college students who receive federal government loans or grants and to customers of its white label partners. BankMobile currently provides deposit products and services to students on over 700 college and university campuses. Besides the student disbursement business, BankMobile has focused on the development of its "Banking as a Service" model. In 2019, BankMobile's first white label banking partnership went live, offering BankMobile's best in class banking products to the partner's broad customer base.

Current Markets
Customers' target market is broadly defined as extending from Washington D.C. to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2019, Customers had bank branches or LPOs serving businesses and consumers in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
Boston, MA	1	LPO
Mercer County, NJ	1	Branch/LPO
New York, NY	1	LPO
Philadelphia-Southeastern, PA	9	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Chicago, IL	1	LPO
Washington, DC	1	LPO
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and acquisition strategies. Additionally, in July 2018, Customers launched a new digital, on-line savings banking product with a goal of gathering retail deposits nationally. At December 31, 2019, $0.9 billion of retail deposits were outstanding for this new product.
The BankMobile suite of deposit products and services is provided nationally through digital delivery channels, such as a smartphone or other web-enabled device. Customers believes that digital delivery without geographic limitations is the future of retail banking.
Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its Concierge Banking® high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on acquisitions that further Customers' objectives and meet its critical success factors. Customers will also consider other acquisitions that will contribute to its banking business. As Customers evaluates potential acquisition and asset purchase opportunities, it believes that there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the regulatory burden. The BankMobile suite of deposit products and services is delivered through digital delivery channels, such as a smartphone or other web-enabled device across the United States. As such, the product does not have geographic limitations. BankMobile continues the development of loan products and relationships with marketplace lenders, including fintech loan originators.
Competitive Strengths
•Experienced and respected management team. An integral element of Customers' business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and CEO, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team of Customers have experience working together at Sovereign with Mr. Sidhu, including Richard Ehst, President and Chief Operating Officer, as well as Jim Collins, Senior Executive Vice President and Chief Administrative Officer. During their tenure at Sovereign, these individuals established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Pennsylvania and New Jersey Banking Group Executive Vice President; Steve Issa, New England Marketing President and Chief Lending Officer and Lyle Cunningham, Executive Vice President, Managing Director & Market President - New York Metro and Chicago and Specialty Finance; all have over 30 years of experience. In addition, the banking to mortgage companies group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings nearly 30 years of experience in this sector. Customers continues to hire new talent and promote from within the organization to lead its various product offering initiatives. This team has significant experience in successfully building a banking organization as well as building valuable community and business relationships in our core markets.
•Unique Asset and Deposit Generation Strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending segments. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multi-family and commercial real estate product line that is primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Through the multi-family and commercial real estate products, Customers primarily earns interest income and generates commercial deposits. Customers also maintains specialty lending businesses, commercial loans to mortgage originators and other consumer loans purchased or originated with third-party fintech companies. Customers' commercial loans to mortgage originators is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage banking businesses, Customers earns interest and fee income and generates core deposits. Customers' other consumer loan business is a national business in which Customers purchases and originates other consumer loans through arrangements with third-party fintech companies. Customers also has digital, on-line savings banking product that generates core deposits nationally. Through the other consumer loans and digital, on-line savings banking product, Customers earns interest and generates core deposits.
•BankMobile Strategy. Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smartphone delivery channel. BankMobile refers to Customers' efforts to build a full-service bank that is accessible to its customers anywhere and anytime through the customer's smartphone or other web-enabled device. BankMobile provides a nationwide deposit-aggregation platform. BankMobile principally has a "banking as a service" business model and focuses on the aggregation of low-cost deposits and currently offers no or low-fee banking, higher than average interest rates on savings and access to over 55,000 ATMs across the U.S. Customers believes that consolidating BankMobile with the acquired Disbursement business uniquely positions BankMobile to service 1.1 million students across America and to become the graduating students "bank for life" and service each graduate's financial needs throughout their life. Successful execution of the BankMobile strategy, including its consolidation with the Disbursement business through colleges and universities across America and similar white-label partnerships, greatly accelerates BankMobile's ability to achieve profitability. BankMobile's revenues are largely derived from interest income from its other consumer loan portfolio originated or purchased through arrangements with third-party fintech companies, interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue.
•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and being selective with its purchases and originations of other consumer loans by focusing solely on prime borrowers (considered as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. Customers has also formed a SAG to manage classified and NPAs. As of December 31, 2019, only $20.0 million, or 0.21%, of the Bank's total loan portfolio was non-performing.
•Superior Community Banking Model. Customers expects to drive organic core loan and deposit growth by employing its Concierge Banking® and single-point-of-contact strategies, which provide specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows Customers to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture, mobile banking and the first fee-free mobile digital bank, BankMobile, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows the Bank to generate core deposits. The “high-tech, high-touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.
•Acquisition Expertise. The depth of Customers' management team and their experience working together and successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers' team, which includes the acquisition and integration of over 35 institutions, as well as numerous asset and branch acquisitions, provides a substantial advantage in pursuing and consummating future acquisitions. Additionally, management believes Customers' strengths in structuring transactions to limit its risk, its experience in the financial reporting and regulatory process related to troubled bank acquisitions, and its ongoing risk management expertise, particularly in problem loan workouts, collectively enable it to capitalize on the potential of the franchises it acquires. With Customers' depth of operational experience in connection with completing merger and acquisition transactions, it expects to be able to integrate and reposition acquired franchises cost-efficiently with a minimum disruption to customer relationships.

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
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services through the successful launch of BankMobile in January 2015, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including commercial mortgage warehouse loans, multi-family and commercial real estate loans, business banking, small business loans, equipment financing, residential mortgage loans and other consumer loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts and cash management services. Prior to January 2015, deposit products were available to customers only through branches of Customers Bank. With the successful launch of BankMobile, the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile platform and its white-label partnership, Customers is able to provide banking to millennials, students, middle class American families and underserved consumers throughout the United States. Additionally with the successful launch of Customers Business Banking's digital, on-line savings product, it is able to generate deposits nationally.
BankMobile is focused on providing quality low-cost deposit products and related services to its customers, such as no-or-low-fee checking, no opening balance requirements, instant virtual debit cards and similar customer friendly technology enabled services. Customers can also obtain cash free of any fees from over 55,000 ATMs in the United States. BankMobile has developed its capabilities to deliver retail loan products, such as personal loans and credit cards to its customers, either as a referral or direct lender, as its technological capabilities have evolved. In 2019, BankMobile's first white label banking partnership went live, offering BankMobile's best in class banking products to the partner's broad customer base.
Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers' focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA loans), commercial loans to mortgage companies, commercial real estate and multi-family lending, commercial equipment financing and specialty lending, and
•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans through arrangements with third-party fintech companies and other market place lenders for both the Customers Bank Business Banking and BankMobile segments nationwide.
Commercial Lending
Customers' commercial lending activities are divided into five groups: Commercial Lending; Small and Middle Market Business Banking; Commercial Real Estate and Multi-Family Lending; Mortgage Banking Lending; and Equipment Finance. This grouping is designed to allow for greater resource deployment, higher standards of risk management, stronger asset quality, lower interest-rate risk and higher productivity levels.
The commercial lending group, including commercial and industrial loans, owner occupied commercial real estate loans and specialty lending, focus on building business relationships that provide a complete offering of financial services customized to the present and future needs of each business client.

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
The goal of Customers' commercial real estate and multi-family lending group is to manage a portfolio of high-quality commercial real estate and multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the commercial real estate or multi-family property, plus an assignment of all leases related to such property. As part of its strategic initiatives, Customers is deemphasizing its lower-yielding multi-family lending activities and focusing on growing relationship-based commercial real estate and commercial and industrial lending activities.
The goal of commercial loans to mortgage companies is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is currently expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2019 and 2018, Customers Bank funded $31.8 billion and $27.2 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The commercial loans to mortgage companies are reported as loans receivable, mortgage warehouse, at fair value.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2019 and 2018, Customers had $257.9 million and $172.9 million, respectively, of equipment finance loans outstanding. As of December 31, 2019 and 2018, Customers had $89.2 million and $54.5 million of equipment finance leases, respectively. As of December 31, 2019 and 2018, Customers had $93.6 million and $54.5 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $14.3 million and $4.8 million, respectively.
As of December 31, 2019 and 2018, Customers Bank had $8.4 billion and $7.8 billion, respectively, in commercial loans outstanding, composing approximately 83.8% and 91.6%, respectively, of its total loan portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value. During the years ended December 31, 2019 and 2018, the Bank originated $1.9 billion and $600 million, respectively, of commercial loans, exclusive of multi-family loan originations and loans to mortgage originators via warehouse facilities.
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
Customers also originates and purchases unsecured consumer loans through arrangements with third-party fintech companies. Customers performs extensive due-diligence procedures on existing and potential fintech partners and only purchases and originates loans that meet its defined credit parameters, which includes but is not limited to minimum FICO scores and debt to income ratios. As part of its due-diligence process, Customers reviews loan level data, historical performance of the asset and distribution of credit and loss information. Customers does not originate or purchase loans that are considered sub-prime at the time of origination, which Customers considers to be those with FICO scores below 660.
As of December 31, 2019 and 2018, Customers had $1.6 billion and $0.7 billion, respectively, in consumer loans outstanding, comprising 16.2% and 8.4%, respectively, of Customers' total loan portfolio. During the years ended December 31, 2019 and 2018, Customers purchased $1.2 billion and $398.5 million of consumer loans, respectively.

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
Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, MMDA and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Customers also focuses on niche businesses as a source of lower-cost core deposits, including property management and mortgage banking businesses, title and escrow funds, health savings accounts, and Section 1031 of the IRS exchange deposits. Using its high touch supported by high tech model, Customers has experienced strong growth in core deposits. Customers also utilizes wholesale deposit products, money market accounts and certificates of deposits obtained through listing services and borrowings from the FHLB as a source of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the current interest-rate environment.
Financial Products and Services
In addition to traditional banking activities, Customers provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, Customers successfully launched BankMobile, America's first mobile platform based full-service consumer bank. In June 2016, Customers acquired the Disbursement business of Higher One and subsequently combined that business with the BankMobile platform. The Disbursement business assists higher educational institutions in their distributions of Title IV monies to students. In combining the businesses, BankMobile serviced approximately 1.1 million active deposit accounts at December 31, 2019.
Competition
Customers competes with other financial institutions for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, fintech companies, mutual funds, money market funds and certain government agencies. Financial institutions compete principally on the quality of the services rendered, interest rates offered on deposit products, interest rates charged on loans, fees and service charges, the convenience of banking office locations and hours of operation and, in the consideration of larger commercial borrowers, lending limits.
Many competitors are significantly larger than Customers and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers' larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers competes for business principally on the basis of high-quality, personal service to customers, customer access to Customers' decision makers and competitive interest and fee structure. Customers also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet and digital banking, and the convenience of Concierge Banking® and our single-point-of-contact business model.
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
BankMobile, as a division of Customers Bank, competes for deposit customers with traditional bank branches that may have a physical presence near the university and college campuses it serves, large national banks, as well as smaller regional or local banks, with other student and disbursement businesses, both banks and prepaid card providers, local and national loan providers, and with fintech companies. BankMobile continues to develop strategies to offer white label deposit products to commercial entities, again competing with traditional bank deposit product branch delivery channels. In 2019, BankMobile's first white label banking partnership went live, offering BankMobile's best in class banking products to the partner's broad customer base.
Employees
As of December 31, 2019, Customers had 867 full-time equivalent team members, including approximately 310 team members dedicated to the BankMobile business segment.
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “About Us” – “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the SEC. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov.
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
As of December 31, 2019, Customers Bank exceeded the $10 billion asset threshold, and accordingly, will be subject to the supervision, examination and enforcement jurisdiction of the CFPB. Additionally, the Bank will be subject to higher FDIC premium assessments applicable to institutions with assets exceeding $10 billion in assets and the loss, effective as of July 1, 2020 of the small issuer exemption under the Durbin Amendment to the Dodd-Frank Act, thereby limiting interchange income to $0.21 per transaction plus 5 basis points multiplied by the value of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions.
FEDERAL BANKING LAWS
Interstate Branching.  The Interstate Act, among other things, permits bank holding companies to acquire banks in any state. A bank may also merge with a bank in another state.  Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.  Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of less than all of the branches of an insured bank by an out-of-state bank or bank holding company without the acquisition of an entire bank, only if the law of the state in which the branch is located permits.  Under the Interstate Act, branches of state-chartered banks that operate in other states are covered by the laws of the chartering state, rather than the host state.  The Dodd-Frank Act created a more permissive interstate branching regime by permitting banks to establish de novo branches in any state if a bank chartered by such state would have been permitted to establish the branch. For more information on interstate branching under Pennsylvania law, see “Pennsylvania Banking Laws – Interstate Branching” above.
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
For purposes of the capital requirements, “Tier 1,” or “core,” capital is defined to include common shareholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier 2,” or “qualifying supplementary,” capital is defined to include a bank’s ALLL up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.
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
The rules include risk-based capital and leverage ratios, were phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the new minimum capital level requirements applicable to the Bancorp and Customers Bank under the final rules were:
(i) a common equity Tier 1 risk-based capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6%;
(iii) a total risk-based capital ratio of 8% and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements.

The capital conservation buffer was phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.500% for 2019 and thereafter.
Effective January 1, 2019, the minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and Customers Bank under the final rules are:
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
In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income (loss) in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available for sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Bank selected the opt-out election in its March 31, 2015 Call Report.
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
(iv) revised capital treatment for derivatives and repo-style transactions and
(v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advanced approach rules” that apply to banks with greater than $250 billion in consolidated assets.
In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years, with 25% of the day-one impact recognized on the adoption date (January 1, 2020 for Customers) and an additional 25% recognized annually on January 1 for the next three years.

As of December 31, 2019 and 2018, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to “NOTE 18 – REGULATORY CAPITAL” to the consolidated financial statements.
Dodd-Frank Act.  The Dodd-Frank Act was enacted by Congress on July 15, 2010, and was signed into law on July 21, 2010. Among many other provisions, the legislation:
•established the Financial Stability Oversight Council, a federal agency acting as the financial system’s systemic risk regulator with the authority to review the activities of significant bank holding companies and non-bank financial firms, to make recommendations and impose standards regarding capital, leverage, conflicts and other requirements for financial firms and to impose regulatory standards on certain financial firms deemed to pose a systemic threat to the financial health of the U.S. economy;
•created a new CFPB within the U.S. Federal Reserve, which has substantive rule-making authority over a wide variety of consumer financial services and products, including the power to regulate unfair, deceptive or abusive acts or practices;
•permitted state attorney generals and other state enforcement authorities broader power to enforce consumer protection laws against banks;
•required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, for banks with assets of $10 billion or greater, such as the Bank, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction;
•gave the FDIC substantial new authority and flexibility in assessing deposit insurance premiums, which may result in increased deposit insurance premiums for Customers in the future;
•increased the deposit insurance coverage limit for insurable deposits to $250,000 generally, and removes the limit entirely for transaction accounts;
•permitted banks to pay interest on business demand deposit accounts; and
•prohibited banks subject to enforcement action such as a MOU from changing their charter without the approval of both their existing charter regulator and their proposed new charter regulator.
The EGRRCPA was signed into law on May 24, 2018 and directs the Federal Reserve Board to monitor emerging risks to financial stability and enact supervision and prudential standards applicable to bank holding companies with total assets of $250 billion or more and non-bank covered companies designated as systematically important by the Financial Stability Oversight Council. In general, the EGRRCPA increases the statutory asset threshold, defined in the Dodd-Frank Act, above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion and immediately raised the asset threshold for stress testing from $10 billion to $100 billion for bank holding companies. Bank holding companies with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act's enhanced prudential standards requirements. As a result, Customers is no longer subject to stress testing regulations or any requirement to publish the results of our stress testing. Customers will continue to perform certain stress tests internally and incorporate the economic models and information developed through our stress testing program into our risk management and business planning activities.
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
Deposit Insurance Assessments.  Customers Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Act. Under this system, the amount of FDIC assessments paid by an individual insured depository institution, like Customers Bank, is based on the level of perceived risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios.
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
Community Reinvestment Act.  Under the Community Reinvestment Act of 1977, the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions.  Federal banking agencies have demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance.  The Federal Reserve Board is required to assess Customers' record to determine if it is meeting the credit needs of the community, including the low-and-moderate-income neighborhoods that it serves.  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the bank's record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods.  This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve or substantial noncompliance) and a statement describing the basis for the rating.
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

Consumer Financial Protection Laws and Enforcement. The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the ECOA, TILA, the Truth in Savings Act, HMDA, RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. Customers is subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, the HUD, and other regulators. Fair lending laws include ECOA and the FHA, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Failure to comply with these and similar statutes and regulations can result in Customers Bancorp becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a MOU entered into between the CFPB and the DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, as a result of recent leadership changes at the DOJ and CFPB, as well as changes in the enforcement policies and priorities of each agency, the extent to which such coordination will continue to occur in the near term is uncertain. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.

As an insured depository institution with total assets of more than $10 billion, the Bank is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result, the Bank operates in a stringent consumer compliance environment and may incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation. The CFPB, other financial regulatory agencies, including the Federal Reserve, as well as the DOJ, have, over the past several years, pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.
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

Privacy Protection and Cybersecurity. The Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards.
Bank Holding Company Regulation
As a bank holding company, Customers Bancorp is also subject to additional regulation.
The Bank Holding Company Act requires the Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. In addition, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not do so.
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

Control Acquisitions. The CBCA prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Customers Bancorp, would, under the circumstances set forth in the presumption, constitute acquisition of control of Customers Bancorp.

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which becomes effective April 1, 2020) that clarifies and codifies the Federal Reserve’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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
PENNSYLVANIA BANKING LAWS
Pennsylvania banks that are Federal Reserve members may establish new branch offices only after approval by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board.  Approval by these regulators can be subject to a variety of factors, including the convenience and needs of the community, whether the institution is sufficiently capitalized and well managed, issues of safety and soundness, the institution’s record of meeting the credit needs of its community, whether there are significant supervisory concerns with respect to the institution or affiliated organizations, and whether any financial or other business arrangement, direct or indirect, involving bank insiders involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.
Under the Pennsylvania Banking Code, the Bank is permitted to branch throughout Pennsylvania.  Pennsylvania law also provides Pennsylvania state-chartered banks elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the Pennsylvania Department of Banking and Securities.  The Pennsylvania Banking Code also imposes restrictions on payment of dividends, as well as minimum capital requirements.
In October 2012, Pennsylvania enacted three laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the law, which applies to the Bank, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.
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
Interstate Branching. Federal law allows the Federal Reserve and FDIC, and the Pennsylvania Banking Code allows the Pennsylvania Department of Banking and Securities, to approve an application by a state banking institution to acquire interstate branches.  For more information on federal law, see the discussion under “Federal Banking Laws – Interstate Branching” above.
Pennsylvania banking laws authorize banks in Pennsylvania to acquire existing branches or branch de novo in other states and also permit out-of-state banks to acquire existing branches or branch de novo in Pennsylvania.
In April 2008, Banking Regulators in the States of New Jersey, New York and Pennsylvania entered into the Interstate MOU to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by eliminating duplicative host state compliance exams.
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
Item 1A. Risk Factors
Risks Related to the Bancorp’s Banking Operations
Our business is highly susceptible to credit risk. If our ALLL is insufficient to absorb losses in our loan and lease portfolio, our earnings could decrease.
Lending money is a substantial part of our business, and each loan and lease carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•the financial condition and cash flows of the borrower and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•the discount on the loan at the time of its acquisition;
•the duration of the loan;
•the credit history of a particular borrower; and
•changes in economic and industry conditions.
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
At December 31, 2019, Customers' ALLL totaled $56.4 million, which represents 0.77% of total loans and leases held for investment (excluding loans receivable, mortgage warehouse at fair value). Management makes various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of their making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases.
In determining the amount of the ALLL, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans and leases, trends and absolute levels in delinquent loans and leases, trends in risk ratings, trends in industry and Customers' charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our ALLL may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in additions to the allowance.
Management reviews and re-estimates the ALLL quarterly. Additions to our ALLL as a result of management's reviews and re-estimates could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our ALLL and may require us to increase our ALLL by recognizing additional provisions for loan and lease losses charged to expense, or to decrease our ALLL by recognizing charge-offs, net of recoveries. Any such additional provisions for loan and lease losses or net charge-offs, as required by our regulators, could have a material adverse effect on our financial condition and results of operations.
As described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION," in June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the

"incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of our ALLL.
On December 21, 2018, the regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effect of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule became effective on April 1, 2019. Additionally, proposed guidance clarifying the final rule was issued in October 2019. The proposed guidance, when effective, will clarify the state of existing agency guidance and describe the appropriate CECL methodology for determining allowances for credit losses on specific assets, including net investments in leases, impaired available-for-sale debt securities, etc. The proposed guidance will become effective when each institution adopts the new standards required by the FASB.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to our ALLL as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We incurred transition costs and also expect to incur ongoing costs in maintaining the additional CECL models and methodology along with acquiring forecasts used within the models, and that the methodology will result in increased capital costs upon initial adoption as well as over time.
Planned changes in the composition of our loan portfolio may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans, including specialty loans, loans to mortgage banking businesses and loans to consumers, while deemphasizing our multi-family loan portfolio. Our focus will be on funding commercial and industrial and consumer loan growth with the run-off of our multi-family loan portfolio. Changes in the composition of our loan portfolio could have a significant adverse effect on our overall credit profile, which could result in a higher percentage of non-accrual loans, increased provision for loan losses, and an increased level of net charge-offs, all of which could have a material and adverse effect on our financial condition and results of operations. Consumer loans are particularly affected by economic conditions, including interest rates, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies. A weakening in business or economic conditions, including higher unemployment levels or declines in home prices could adversely affect borrowers' ability to repay their loans, which could negatively impact our credit performance.
As of December 31, 2019, Customers had $1.6 billion in consumer loans outstanding, or 16.2% of the total loan and lease portfolio, compared to $721.8 million, or 8.4% of the total loan and lease portfolio, as of December 31, 2018.
Our emphasis on commercial, commercial real estate and mortgage warehouse lending may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans and specialty loans, including loans to mortgage banking businesses. Commercial loans, including commercial real estate loans, can expose a lender to risk of non-payment and loss because repayment of the loans often depends on the successful operation of a business or property and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. In addition, we may need to increase our allowance for credit losses in the future to account for an increase in expected credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.
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

As of December 31, 2019, we had $8.4 billion in commercial loans outstanding, approximately 83.8% of our total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse at fair value.
Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2019, our total multi-family exposure in New York State was approximately $1.5 billion, of which approximately $1.0 billion, or 67%, was provided for loans to rent regulated properties in the multi-family community, primarily in New York City.
Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.
On December 23, 2008, the FHLB of Pittsburgh announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, OTTI charges and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2019, the Bank held $60.8 million of FHLB capital stock.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and other-than-temporary impairment.
As of December 31, 2019, the fair value of our investment securities portfolio was $595.9 million. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause OTTIs and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security is other than temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
During the year ended December 31, 2017, Customers recorded OTTI losses of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2019, Customers continues to not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment. The adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income (loss) and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized gain of $0.7 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2019. At December 31, 2019, the fair value of the Religare equity securities was $2.4 million.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. Notably, the FASB issued a new framework for estimating the ALLL that significantly altered the current estimate as well as other elements of the U.S. banking model. This new current estimated loss framework is effective for us on January 1, 2020.
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
Although we made profit for the years 2011 through 2019, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
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
We believe that the implementation of our strategy will depend in large part on the skills of our executive management team, and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our CEO, CFO, and President have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration.
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
Commercial and consumer banking is highly competitive. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our loan products and the revenue realized on the sale of loans, and ultimately reduce our net income. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.

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
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Our ability to compete successfully depends on a number of factors, including, among others:
•the ability to develop, maintain and build upon long-term customer relationships based on high quality, personal service, effective and efficient products and services, high ethical standards and safe and sound assets;
•the scope, relevance and competitive pricing of products and services offered to meet customer needs and demands;
•the ability to provide customers with maximum convenience of access to services and availability of banking representatives;
•the ability to attract and retain highly qualified team members to operate our business;
•the ability to expand our market position;
•customer access to our decision makers and customer satisfaction with our level of service; and
•the ability to operate our business effectively and efficiently.
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
Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest-rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, and because the magnitude of repricing of interest-earning assets is often greater than interest-bearing liabilities, falling interest rates would reduce net interest income. Furthermore, with total assets above $10 billion, our ability to earn increased net interest income will be important to recover reduced interchange income due to the loss of the small issuer exemption under the Durbin Amendment.
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
LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Finance Rate as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the SOFR in April 2018. The SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether the SOFR will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, such as the SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of Customers' LIBOR-based assets and liabilities, which include certain variable rate securities and loans, cash flow hedges, derivatives not designated as hedging instruments, subordinated debt, and Customers' outstanding preferred stock;
•adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of Customers' preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
The transition away from LIBOR to an alternative reference rate will require the transition to or development of appropriate systems and analytics to effectively transition Customers' risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as the SOFR. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.
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
Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to team member error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.
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
As of December 31, 2019, our directors and executive officers, as a group, owned a total of 2,378,628 shares of common stock and exercisable options to purchase up to an additional 707,535 shares of common stock, which potentially gives them, as a group, the ability to control approximately 9.85% of the outstanding common stock.  In addition, a director of Customers Bank who is not a director of Customers Bancorp owns an additional 27,930 shares of common stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.94% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors' decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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
Breaches of security measures, unauthorized access to or disclosure of data relating to our higher education institution clients or BankMobile and student BankMobile account holders, computer viruses or malware, fraudulent activity and infrastructure failures could materially and adversely affect our reputation or harm our business.
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
In July 2014, the predecessor bank referenced above, which no longer is a partner with Higher One, entered into a consent order to cease and desist with the Federal Reserve Board pursuant to which it agreed to pay a total of $3.5 million in civil money penalties and an additional amount that it may be required to pay in restitution to students in the event Higher One is unable to pay the restitution obligations, if any, imposed on Higher One (“back-up restitution”). We believe that the circumstances of its relationship with Higher One and the student customers are different than the relationship between us and Higher One and the student customers.
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
We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash or other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:
•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating the terms of potential transactions, resulting in our attention being diverted from the operation of our existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•being potentially exposed to unknown or contingent liabilities of banks and businesses we acquire;
•being required to expend time and expense to integrate the operations and personnel of the combined businesses;
•experiencing higher operating expenses relative to operating income from the new operations;
•creating an adverse short-term effect on our results of operations;
•losing key team members and customers as a result of an acquisition that is poorly received; and
•incurring significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.

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
We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises and other businesses. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:
•the effect of the acquisition on competition;
•the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;
•the quantity and complexity of previously consummated acquisitions;
•the managerial resources of the applicant and the bank(s) involved;
•the convenience and needs of the community, including the record of performance under CRA;
•the effectiveness of the applicant in combating money laundering activities; and
•the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.
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
Our future operating results and financial condition depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:
•continue to implement and improve our operational, credit underwriting and administration, financial, accounting, enterprise risk management and other internal and disclosure controls and procedures and our reporting systems and processes in order to manage a growing number of client relationships;
•comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;
•scale our technology and other systems’ platforms;
•maintain and attract appropriate staffing;
•operate profitably or raise capital; and
•support our asset growth with adequate deposits, funding and liquidity while expanding our net interest margin and meeting our customers’ and regulators’ liquidity requirements.
We may not successfully implement improvements to, or integrate, our management information and control systems, credit underwriting and administration, internal and disclosure controls, and procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, if we are unable to manage our current and future expansion in our operations, we may experience compliance, operational and regulatory problems and delays, have to slow our pace of growth or even stop our market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the development of new business activities or the integration process of acquired businesses, the anticipated benefits of any particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies, cost projections and/or expected benefits within expected time frames, or at all. We also may not be able to preserve the goodwill of an acquired financial institution. Our growth could lead to increases in our legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, interest rate, operational, compliance and reputational risks. Our risk management methods may prove to be ineffective due to their design, implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.
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
As previously disclosed, in November 2018, Customers determined that its previously issued consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015, the related report of BDO included in the 2017 Form 10-K filed on February 23, 2018, and interim consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017 (collectively, the "Affected Periods"), should no longer be relied upon because of misclassifications of cash flow activities associated with Customers' commercial mortgage warehouse lending activities between operating and investing activities on its consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on its consolidated balance sheets. These misclassifications had no effect on total cash balances, total loans, the ALLL, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted EPS, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. Customers filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2018 and June 30, 2018 on November 30, 2018 to present the restated financial statements and related disclosures.
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
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 23.0% of total deposits at December 31, 2019. Our gross loan to deposit ratio was 116.2% at December 31, 2019, and our loan to deposit ratio excluding the commercial mortgage warehouse portfolio was 89.55% at December 31, 2019. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 19.3% of our deposit base as of December 31, 2019 was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2019, $1.5 billion, or 87.9%, of our total time deposits, are scheduled to mature through December 31, 2020. We are working to transition certain of our customers to lower- cost traditional bank deposits as higher-cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, with concerns about bank failures over the past several years and the end of the FDIC’s non-interest transaction deposit guarantee program on December 31, 2012, customers, particularly those who may maintain deposits in excess of insured limits, have become concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Deposit balances associated with the BankMobile business segment can vary over the course of the year, from a seasonal low of approximately $400 million in July when student enrollment is lower to a high of as much as $685 million in February when student enrollment is high and individual account balances are generally at their peak. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.
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
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. During the year ended December 31, 2017, Customers recorded OTTI losses of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2019, Customers continues to not have a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment. The adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income (loss) and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized loss of $1.6 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2018. As of December 31, 2019, the fair value of the Religare equity securities was $2.4 million, which resulted in an unrealized gain of $0.7 million being recognized in other non-interest income in the consolidated statements of income for the year ended December 31, 2019. Future declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.
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
Risks Relating to the Regulation of Our Industry
Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate, including the effects of heightened regulatory requirements applicable to banks with assets in excess of $10 billion.
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

Because our total assets exceeded $10 billion at December 31, 2019, we and our bank subsidiary will become subject to increased regulatory requirements in 2020. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary has been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the Trump Administration is uncertain, and we cannot predict the impact, if any, changes to the CFPB may have on our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, as of July 1, 2020, our bank subsidiary will now be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues.

Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
We operate in a highly regulated environment, and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.
We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s DIF and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the Bancorp, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than under generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.
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
In September 2010, the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III narrowed the definition of capital, introduced requirements for minimum Tier 1 common capital, increased requirements for minimum Tier 1 capital and total risk-based capital, and changed risk-weighting methodologies. Basel III was fully phased in by January 1, 2019.
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
The federal Bank Secrecy Act, the Uniting and Strengthening America by PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the DOJ, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
•FERPA;
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
State Laws. We may also be subject to similar state laws and regulations, including those that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorney generals and other enforcement agencies may monitor our compliance with state and federal laws and regulations that affect our business, including those pertaining to higher education and banking, and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations.
Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations.
Taxes
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

Changes in U.S. federal, state or local tax laws may negatively impact the Company's financial performance.

We are subject to changes in tax law that could increase Customers' effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect Customers' current and future financial performance. In December 2017, the Tax Act was signed into law, which resulted in significant changes to the Code. The Tax Act reduced Customers' Federal corporate income tax rate to 21% beginning in 2018. However, the Tax Act also imposed limitations on Customers' ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate.
In addition, a number of the changes to the Code are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code.

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
At December 31, 2019, we are not required to issue any additional equity securities to existing holders of our common stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of common stock, and such issuances or the perception of such issuances may reduce the market price of our common stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.
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
Provisions of our articles of incorporation and bylaws and applicable provisions of Pennsylvania law and the federal CBCA may delay, inhibit or prevent someone from gaining control of our business through a tender offer, business combination, proxy contest or some other method even though some of our shareholders might believe a change in control is desirable. They might also increase the costs of completing a transaction in which we acquire another financial services business, merge with another financial institution or sell our business to another financial institution. These increased costs could reduce the value of the shares held by our shareholders upon completion of these types of transactions.
Shareholders may be deemed to be acting in concert or otherwise in control of us and our bank subsidiaries, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.
We are a bank holding company regulated by the Federal Reserve. Any entity (including a “group” composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of a class of our outstanding shares of voting stock and (ii) any person other than a bank holding company may be required to obtain prior regulatory approval under the CBCA to acquire or retain 10% or more of our outstanding shares of voting stock. Any shareholder that is deemed to “control” the company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.
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
There can be no assurance regarding the market prices for the Series C, Series D, Series E and Series F Preferred Stock. A variety of factors, many of which are beyond our control, could influence the market prices, including:
•whether we declare or fail to declare dividends on the series of preferred stock from time to time;
•our operating performance, financial condition and prospects or the operating performance, financial condition and prospects of our competitors;
•real or anticipated changes in the credit ratings (if any) assigned to the Series C, Series D, Series E and Series F Preferred Stock or our other securities;
•our creditworthiness;
•changes in interest rates and expectations regarding changes in rates;
•our issuance of additional preferred equity;
•the market for similar securities;
•developments in the securities, credit and housing markets, and developments with respect to financial institutions generally; and
•economic, financial, corporate, securities market, geopolitical, regulatory or judicial events that affect us, the banking industry or the financial markets generally.
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
Risks Relating to Our Senior Notes and Subordinated Notes
Our 4.5% Senior Notes, 3.95% Senior Notes, 6.125% Subordinated Notes and 5.375% Subordinated Notes contain limited covenants.
The terms of our 4.5% Senior Notes and 3.95% Senior Notes, which we refer to as the Senior Notes, and 6.125% and 5.375% Subordinated Notes, which we refer to as the Subordinated Notes, generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the Senior Notes and Subordinated Notes could be adversely affected. In addition, the terms of our Senior Notes and Subordinated Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the Senior Notes and Subordinated Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.
Our ability to make interest and principal payments on the Senior Notes and Subordinated Notes is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.
Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may not be able to make interest and principal payments on the Senior Notes and Subordinated Notes. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.
In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 4.5% Senior Notes and 3.95% Senior Notes to benefit indirectly from such distribution will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 4.5% Senior Notes and 3.95% Senior Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the Senior Notes and Subordinated Notes.
Our ability to make payments on and to refinance our indebtedness, including the Senior Notes and Subordinated Notes will depend on our financial and operating performance, including dividends payable to us from Customers Bank, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.
If our cash flows and capital resources and dividends from Customers Bank are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations or seek to restructure our indebtedness, including the notes. We may not be able to consummate these transactions, and these proceeds may not be adequate to meet our debt service obligations when due.
The Senior Notes and Subordinated Notes are our unsecured obligations. The Senior Notes will rank equal in right of payment with all of our secured and unsecured senior indebtedness and will rank senior in right of payment to all of our subordinated indebtedness. Although the Senior Notes are “senior notes,” they will be effectively subordinate to all liabilities of our subsidiaries. Because the Senior Notes are unsecured, they will be effectively subordinated to all of our future secured senior indebtedness to the extent of the value of the assets securing such indebtedness.

The Subordinated Notes will rank equal in right of payment with all of our secured and unsecured subordinated indebtedness and will rank junior in right of payment to all of our senior indebtedness, including the Senior Notes. As is the case with the Senior Notes, the Subordinated Notes are effectively subordinated to all liabilities of our subsidiaries. Because the Subordinated Notes are unsecured, they will be effectively subordinated to all of our future secured subordinated indebtedness to the extent of the value of the assets securing such indebtedness.
The Senior Notes and Subordinated Notes may not have an active trading market.
The Senior Notes and 6.125% Subordinated Notes are not listed on any securities exchange, and there is no active trading market for these notes. Although the 5.375% Subordinated Notes are listed on the NYSE, there is no guarantee that a trading market will develop or be maintained. In addition to the other factors described below, the lack of a trading market for the Senior Notes and Subordinated Notes may adversely affect the holder’s ability to sell the notes and the prices at which the notes may be sold.
The prices realizable from sales of the Senior Notes and Subordinated Notes in any secondary market also will be affected by the supply and demand of the notes, the interest rate, the ranking and a number of other factors, including:
•yields on U.S. Treasury obligations and expectations about future interest rates;
•actual or anticipated changes in our financial condition or results, including our levels of indebtedness;
•general economic conditions and expectations regarding the effects of national policies;
•investors’ views of securities issued by both holding companies and similar financial service firms; and
•the market for similar securities.
Item 1B. Unresolved Staff Comments
None.
Item 2.  Properties
Customers leases its Corporate headquarters located at 1015 Penn Avenue, Wyomissing, PA 19610, and its Bank headquarters at 99 Bridge St., Phoenixville, PA 19460. Customers also leases all of its branches, limited purpose, and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
Item 3.  Legal Proceedings
For information on Customers' legal proceedings, refer to "NOTE 21 - LOSS CONTINGENCIES" to the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Market for Common Stock
Our common stock is traded on the NYSE under the symbol “CUBI.”

As of February 25, 2020, there were approximately 367 registered shareholders of Customers Bancorp's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities
On November 26, 2013, the Bancorp’s board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers was authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. Customers repurchased all remaining authorized shares pursuant to this program in January 2019. Accordingly, there were no common shares repurchased during the fourth quarter 2019.

EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2019, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	3,547,929	$21.59	2,052,597

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A
(1)Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Plan, the BRRP, Customers Bancorp, Inc. Amended and Restated 2014 ESPP, and the Customers Bancorp, Inc. 2019 Plan. Customers discontinued the BRRP in 2019, upon receipt of shareholder approval of the 2019 Plan.
(2)Does not include restricted stock units and stock awards for which, by definition, there exists no exercise price.
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2014 to December 31, 2019, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2014 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.
The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Total Return Performance

Item 6.  Selected Financial Data

Customers Bancorp, Inc. and Subsidiaries

The following table presents Customers' summary consolidated financial data. The summary consolidated financial data should be read in conjunction with, and is qualified in their entirety by, Customers Bancorp’s financial statements and the accompanying notes and the other information included elsewhere in this Annual Report on Form 10-K.

	2019	2018	2017	2016	2015
(dollars in thousands, except per share information)
For the Years Ended December 31,
Interest income	$463,739	$417,951	$372,850	$322,539	$249,850
Interest expense	186,429	160,074	105,507	73,042	53,560
Net interest income	277,310	257,877	267,343	249,497	196,290
Provision for loan and lease losses	24,227	5,642	6,768	3,041	20,566
Total non-interest income	80,938	58,998	78,910	56,370	27,717
Total non-interest expense	231,901	220,179	215,606	178,231	114,946
Income before income tax expense	102,120	91,054	123,879	124,595	88,495
Income tax expense	22,793	19,359	45,042	45,893	29,912
Net income	79,327	71,695	78,837	78,702	58,583
Preferred stock dividends	14,459	14,459	14,459	9,515	2,493
Net income available to common shareholders	$64,868	$57,236	$64,378	$69,187	$56,090
Earnings per common share:
Basic earnings per common share	$2.08	$1.81	$2.10	$2.51	$2.09
Diluted earnings per common share	$2.05	$1.78	$1.97	$2.31	$1.96
At Period End
Total assets	$11,520,717	$9,833,425	$9,839,555	$9,382,736	$8,398,205
Cash and cash equivalents	212,505	62,135	146,323	264,709	264,593
Investment securities available for sale, at fair value	595,876	665,012	471,371	493,474	560,253
Loans held for sale	486,328	1,507	146,077	695	42,114
Loans receivable, mortgage warehouse, at fair value	2,245,758	1,405,420	1,793,408	2,116,815	1,754,950
Loans and leases receivable	7,318,988	7,138,074	6,768,258	6,154,637	5,453,479
Allowance for loan and lease losses	56,379	39,972	38,015	37,315	35,647
Deposits	8,648,936	7,142,236	6,800,142	7,303,775	5,909,501
Borrowings (1)	1,692,745	1,667,918	2,062,237	1,147,706	1,890,442
Shareholders’ equity	1,052,795	956,816	920,964	855,872	553,902
Tangible common equity (2)	820,129	722,846	687,198	620,780	494,682
Selected Ratios and Share Data
Return on average assets	0.74%	0.69%	0.77%	0.86%	0.81%
Return on average common equity	8.30%	7.90%	9.38%	12.41%	11.82%
Book value per common share	$26.66	$23.85	$22.42	$21.08	$18.52
Tangible book value per common share (2)	$26.17	$23.32	$21.90	$20.49	$18.39
Common shares outstanding	31,336,791	31,003,028	31,382,503	30,289,917	26,901,801
Net interest margin, tax equivalent (2)	2.75%	2.58%	2.73%	2.84%	2.81%
Equity to assets	9.14%	9.73%	9.36%	9.12%	6.60%
Tangible common equity to tangible assets (2)	7.13%	7.36%	7.00%	6.63%	5.89%
Common equity Tier 1 capital to risk-weighted assets – Customers Bancorp, Inc.	7.98%	8.96%	8.81%	8.49%	7.61%
Common equity Tier 1 capital to risk-weighted assets – Customers Bank	11.32%	12.82%	13.08%	11.63%	8.62%
Tier 1 risk-based capital ratio – Customers Bancorp, Inc.	10.10%	11.58%	11.58%	11.41%	8.46%
Tier 1 risk-based capital ratio – Customers Bank	11.32%	12.82%	13.08%	11.63%	8.62%

Total risk-based capital ratio – Customers Bancorp, Inc.	12.21%	13.01%	13.05%	13.05%	10.62%
Total risk-based capital ratio – Customers Bank	12.93%	14.62%	14.96%	13.61%	10.85%
Tier 1 leverage ratio – Customers Bancorp, Inc.	9.26%	9.67%	8.94%	9.07%	7.16%
Tier 1 leverage ratio – Customers Bank	10.38%	10.70%	10.09%	9.23%	7.30%
Asset Quality
Non-performing loans	$21,346	$27,494	$26,415	$17,792	$10,771
Non-performing loans to loans and leases receivable (3)	0.29%	0.39%	0.39%	0.29%	0.20%
Non-performing loans to total loans and leases	0.21%	0.32%	0.30%	0.22%	0.15%
Other real estate owned	$173	$816	$1,726	$3,108	$5,057
Non-performing assets	21,519	28,310	28,141	20,900	15,828
Non-performing assets to total assets	0.19%	0.29%	0.29%	0.22%	0.19%
Allowance for loan and lease losses to loans and leases receivable (3)	0.77%	0.56%	0.56%	0.61%	0.65%
Allowance for loan and lease losses to non-performing loans	264.12%	145.38%	143.91%	209.73%	330.95%
Net charge-offs	$7,821	$3,685	$6,068	$1,662	$11,979
Net charge-offs to average total loans and leases receivable (3)	0.08%	0.05%	0.09%	0.03%	0.26%
(1)Borrowings includes FHLB advances, Federal funds purchased, subordinated debt and other borrowings.
(2)Non-GAAP measure. Please refer to the reconciliation schedules that follow this table.
(3)Excludes loans receivable, mortgage warehouse, at fair value which are not evaluated for impairment and do not have an allowance for loan loss.

Customers’ selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent, tangible common equity and tangible book value per common share, and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Customers Bancorp calculates tangible common equity by excluding intangible assets from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding. The non-GAAP tax-equivalent basis uses a marginal tax rate of 26% for the year ended December 31, 2019 and 2018, and a marginal tax rate of 35% for the years ended December 31, 2017, 2016, and 2015 to approximate interest income as a taxable asset.
A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2019	2018	2017	2016	2015
(in thousands, except per share data)
Total shareholders’ equity (GAAP)	$1,052,795	$956,816	$920,964	$855,872	$553,902
Less: goodwill and other intangibles	(15,195)	(16,499)	(16,295)	(17,621)	(3,651)
Less: preferred stock	(217,471)	(217,471)	(217,471)	(217,471)	(55,569)
Tangible common equity (Non-GAAP)	$820,129	$722,846	$687,198	$620,780	$494,682
Shares outstanding	31,337	31,003	31,383	30,290	26,902
Book value per common share (GAAP)	$26.66	$23.85	$22.42	$21.08	$18.52
Less: effect of excluding intangible assets	(0.49)	(0.53)	(0.52)	(0.59)	(0.13)
Tangible book value per common share (Non-GAAP)	$26.17	$23.32	$21.90	$20.49	$18.39
Total assets (GAAP)	$11,520,717	$9,833,425	$9,839,555	$9,382,736	$8,398,205
Less: goodwill and other intangibles	(15,195)	(16,499)	(16,295)	(17,621)	(3,651)
Total tangible assets (Non-GAAP)	$11,505,522	$9,816,926	$9,823,260	$9,365,115	$8,394,554

Equity to assets (GAAP)	9.14%	9.73%	9.36%	9.12%	6.60%
Tangible common equity to tangible assets (Non-GAAP)	7.13%	7.36%	7.00%	6.63%	5.89%
A reconciliation of net interest income to net interest income tax equivalent and other related amounts is set forth below.

	2019	2018	2017	2016	2015
(dollars in thousands)
Net interest income (GAAP)	$277,310	$257,877	$267,343	$249,497	$196,290
Tax-equivalent adjustment	734	685	645	390	449
Net interest income tax equivalent (Non-GAAP)	$278,044	$258,562	$267,988	$249,887	$196,739
Average total interest earning assets	$10,123,708	$10,011,799	$9,820,762	$8,791,304	$6,996,595

Net interest margin (GAAP)	2.74%	2.58%	2.72%	2.84%	2.81%
Net interest margin, tax equivalent (Non-GAAP)	2.75%	2.58%	2.73%	2.84%	2.81%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with "Business - Executive Summary" and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2019. For the comparison of the years ended December 31, 2018 and 2017, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.
Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Customers' primary source of funds for making these loans and investments are its deposits and borrowings, on which it pays interest.  Consequently, one of the key measures of Customers' success is the amount of its net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the difference between the interest income generated by interest earning assets and the interest expense on interest-bearing liabilities, relative to the amount of average interest earning assets, which is referred to as net interest margin.
BankMobile, a division of Customers Bank, derives a majority of its revenue from interest income on other consumer loans, interchange and card revenue and deposit fees.
There is credit risk inherent in all loans, so Customers maintains an ALLL to absorb probable losses on existing loans and leases that may become uncollectible.  Customers maintains this allowance by charging a provision for loan and lease losses against its operating earnings.  Customers has included a detailed discussion of this process, as well as several tables describing its ALLL, in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES to Customers' audited financial statements.
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
Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets. Customers considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers' assets.
The critical accounting policies that are both important to the portrayal of Customers' financial condition and results of operations and require complex, subjective judgments are the accounting policies for the following: ALLL and the Valuation of Interest-Only GNMA Securities. These critical accounting policies and material estimates, along with the related disclosures, are reviewed by Customers' Audit Committee of the Board of Directors.
Allowance for Loan and Lease Losses
Customers maintains an ALLL at a level management believes is sufficient to absorb estimated credit losses incurred as of the balance sheet date.  Management’s determination of the adequacy of the ALLL is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, these evaluations are inherently subjective as they require significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, peer and industry data, current economic conditions, size and composition of the loan and lease portfolio, existence and level of concentrations, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan and lease reviews, borrowers’ perceived financial and management strengths, adequacy of underlying collateral, dependence on collateral, present value of expected future cash flows and other relevant factors.  These factors may be susceptible to significant change.  To the extent actual outcomes differ from management's estimates, additional provisions for loan and lease losses may be required which may adversely affect Customers' results of operations in the future.
Valuation of Interest-Only GNMA Securities
On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities, with changes in fair value reported as unrealized gain (loss) on investment securities within non-interest income. At December 31, 2019, Customers used an internally developed discounted cash flow model to value the interest-only GNMA securities. The significant unobservable input used in the discounted cash flow model included estimated prepayment speed. Significant increases (decreases) in this input would result in a significantly lower (higher) fair value measurement. To the extent actual outcomes differ from management's estimates, additional changes in fair value may be required which may adversely affect Customers' results of operations in the future.

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
The following table sets forth the condensed statements of income for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Net interest income	$277,310	$257,877	$19,433	7.5%
Provision for loan and lease losses	24,227	5,642	18,585	329.4%
Total non-interest income	80,938	58,998	21,940	37.2%
Total non-interest expense	231,901	220,179	11,722	5.3%
Income before income tax expense	102,120	91,054	11,066	12.2%
Income tax expense	22,793	19,359	3,434	17.7%
Net income	79,327	71,695	7,632	10.6%
Preferred stock dividends	14,459	14,459	—	—%
Net income available to common shareholders	$64,868	$57,236	$7,632	13.3%

Customers reported net income available to common shareholders of $64.9 million for the year ended December 31, 2019, compared to $57.2 million for the year ended December 31, 2018. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2019 compared to the year ended December 31, 2018 were as follows:
Net interest income
Net interest income increased $19.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 as NIM expanded 17 basis points to 2.75%, average interest-earning assets increased $111.9 million, and average non-interest deposits increased $240.5 million. The NIM expansion largely resulted from a 41 basis point increase in the yield on interest-earning assets for the year ended December 31, 2019, partially offset by higher funding costs as the cost of interest-bearing liabilities increased by 35 basis points. Customers' total cost of funds, including non-interest bearing deposits, was 1.95% and 1.70% for the years ended December 31, 2019 and 2018, respectively.
Provision for loan and lease losses
The $18.6 million increase in the provision for loan and lease losses for the year ended December 31, 2019 compared to the year ended December 31, 2018 reflected Customers' initiatives to increase commercial and industrial loans and leases and other consumer loans. The provision for loan and lease losses of $24.2 million for the year ended December 31, 2019 included $16.7 million for year over year changes in the mix of the loan portfolio and $0.7 million for specifically identified loans, offset in part by a $0.3 million release of the allowance estimate resulting from improved asset quality and lower incurred losses than previously expected. The provision for loan and lease losses of $5.5 million for the year ended December 31, 2018 included $4.0 million for loan growth and $3.2 million for impaired loans, offset in part by a $1.5 million release of the allowance estimate resulting from improved asset quality and lower incurred losses on PCI loans than previously estimated. Net charge-offs for the year ended December 31, 2019 were $7.8 million, or eight basis points of average total loans and leases, compared to $3.7 million, or four basis points of average total loans and leases for the year ended December 31, 2018.
Non-interest income
The $21.9 million increase in non-interest income for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted primarily from an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities for the year ended December 31, 2018, a $1.0 million gain realized from the sale of $95 million of available for sale corporate note securities during the year ended December 31, 2019, increases of $6.7 million in commercial lease income, $5.0 million in deposit fees and $2.9 million in unrealized gains from fair value adjustments on investment securities. These increases were offset in part by a $7.5 million loss on acquisition of interest-only GNMA securities for the year ended December 31, 2019, and decreases of $1.8 million in interchange and card revenue, $1.7 million in other non-interest income, $0.5 million in mortgage banking income, and $0.5 million in gain on sales of SBA loans for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Non-interest expense
The $11.7 million increase in non-interest expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from increases of $5.1 million in commercial lease depreciation, $4.9 million in professional services, $4.0 million in provision for operating losses, $2.8 million in salaries and employee benefits, $1.6 million in advertising and promotion, $1.3 million in occupancy, and $0.7 million in other non-interest expense. These increases were offset in part by decreases of $4.3 million in merger and acquisition related expenses, $2.8 million in FDIC assessments, non-income taxes, and regulatory fees, and $1.0 million in technology, communication, and bank operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Income tax expense
Customers' effective tax rate was 22.3% for the year ended December 31, 2019 compared to 21.3% for the year the ended December 31, 2018. The increase in effective tax rate primarily resulted from a favorable return to provision adjustment, which included the benefit of a research and development tax credit, during the year ended December 31, 2018.
Preferred stock dividends
Preferred stock dividends were $14.5 million for the years ended December 31, 2019 and 2018. There were no changes to the amount of preferred stock outstanding or the dividends paid during the years ended December 31, 2019 and 2018.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings.  The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019 and 2018. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2019			2018			2019 vs. 2018
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$103,833	$2,782	2.68%	$217,168	$4,115	1.90%	$1,309	$(2,642)	$(1,333)
Investment securities (1)	653,694	23,713	3.63%	1,005,688	33,209	3.30%	3,053	(12,549)	(9,496)
Loans and leases:
Commercial loans to mortgage companies	1,799,489	82,329	4.58%	1,610,168	79,152	4.92%	(5,720)	8,897	3,177
Multi-family loans	2,982,185	115,380	3.87%	3,549,511	135,526	3.82%	1,756	(21,902)	(20,146)
Commercial and industrial loans and leases (2)	2,111,181	107,267	5.08%	1,743,696	82,348	4.72%	6,622	18,297	24,919
Non-owner occupied commercial real estate loans	1,243,236	56,322	4.53%	1,257,545	54,304	4.32%	2,637	(619)	2,018
Residential mortgages	694,889	28,860	4.15%	497,772	20,145	4.05%	512	8,203	8,715
Other consumer loans	445,166	41,333	9.28%	20,028	1,759	8.78%	106	39,468	39,574
Total loans and leases (3)	9,276,146	431,491	4.65%	8,678,720	373,234	4.30%	31,564	26,693	58,257
Other interest-earning assets	90,035	5,753	6.39%	110,223	7,393	6.71%	(339)	(1,301)	(1,640)
Total interest-earning assets	10,123,708	463,739	4.58%	10,011,799	417,951	4.17%	41,114	4,674	45,788
Non-interest-earning assets	543,962			406,303
Total assets	$10,667,670			$10,418,102
Liabilities
Interest checking accounts	$955,630	17,384	1.82%	$630,335	9,397	1.49%	$2,398	$5,589	$7,987
Money market deposit accounts	3,151,328	68,676	2.18%	3,417,779	60,578	1.77%	13,116	(5,018)	8,098
Other savings accounts	538,375	11,421	2.12%	135,994	2,272	1.67%	764	8,385	9,149
Certificates of deposit	1,943,361	43,983	2.26%	2,066,896	38,561	1.87%	7,805	(2,383)	5,422
Total interest-bearing deposits (4)	6,588,694	141,464	2.15%	6,251,004	110,808	1.77%	24,493	6,163	30,656
Federal funds purchased and other borrowings	1,523,171	44,965	2.95%	1,951,921	49,266	2.52%	7,567	(11,868)	(4,301)
Total interest-bearing liabilities	8,111,865	186,429	2.30%	8,202,925	160,074	1.95%	28,165	(1,810)	26,355
Non-interest-bearing deposits (4)	1,430,149			1,189,638
Total deposits and borrowings	9,542,014		1.95%	9,392,563		1.70%
Other non-interest-bearing liabilities	126,325			83,563
Total liabilities	9,668,339			9,476,126
Shareholders’ equity	999,331			941,976
Total liabilities and shareholders’ equity	$10,667,670			$10,418,102
Net interest earnings		277,310			257,877		$12,949	$6,484	$19,433
Tax-equivalent adjustment (5)		734			685
Net interest earnings		$278,044			$258,562
Interest spread			2.63%			2.47%
Net interest margin			2.74%			2.58%
Net interest margin tax equivalent (5)			2.75%			2.58%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.76% and 1.49% for the years ended December 31, 2019 and 2018, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the year ended December 31, 2019 and 2018, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Net interest income increased $19.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 as NIM expanded 17 basis points to 2.75%, and average interest-earning assets increased $111.9 million and non-interest bearing deposits increased $240.5 million. The NIM expansion largely resulted from a 41 basis point increase in the yield on interest-earning assets for the year ended December 31, 2019, partially offset by higher funding costs as the cost of interest-bearing liabilities increased by 35 basis points. Compared to the year ended December 31, 2018, total loan and lease yields increased 35 basis points to 4.65% as the yield on commercial and industrial loans and leases increased 36 basis points and the yield on other consumer loans increased to 9.28%, driven by the purchase of other consumer loans totaling $1.1 billion during the year ended December 31, 2019. Total investment securities yields increased 33 basis points to 3.63% mostly due to the sale of $495 million of lower-yielding securities during third quarter 2018. Given the Federal Reserve interest rate hikes in 2018 and the associated increase in market interest rates, which were partially offset by two Federal Reserve interest rate cuts in third quarter 2019 and one in fourth quarter 2019, the cost of interest-bearing deposits increased 38 basis points to 2.15% and borrowing costs increased 43 basis points to 2.95% for the year ended December 31, 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.76% and 1.49% for the years ended December 31, 2019 and 2018, respectively, an increase of 27 basis points.
PROVISION FOR LOAN AND LEASE LOSSES
For more information about the provision and Customers' ALLL methodology and loss experience, see Critical Accounting Policies and Financial Condition - Loan and Leases, Credit Risk, and Asset Quality herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES to Customers' audited financial statements.
Customers maintains an ALLL to cover estimated probable losses incurred as of the balance sheet date on loans and leases held for investment that are not reported at their fair value on a recurring basis. The ALLL is increased through periodic provisions for loan and lease losses that are charged as an expense on the consolidated statements of income and is reduced by charge-offs, net of recoveries.  The loan and lease portfolio is reviewed quarterly to evaluate the performance of the portfolio and the adequacy of the ALLL.  The ALLL is estimated as of the end of each quarter and compared to the balance recorded in the general ledger, net of charge-offs and recoveries. The allowance is adjusted to the estimated ALLL balance with a corresponding charge (or debit) to the provision for loan and lease losses.
The $18.6 million increase in the provision for loan and lease losses for the year ended December 31, 2019 compared to the year ended December 31, 2018 reflected Customers' initiatives to increase commercial and industrial loans and leases and other consumer loans. The provision for loan and lease losses of $24.2 million for the year ended December 31, 2019 included $16.7 million for year over year changes in the mix of the loan portfolio (shift from multi-family loans to commercial and industrial and other consumer loans) and $0.7 million for specifically identified loans, offset in part by a $0.3 million release of the allowance estimate resulting from improved asset quality and lower incurred losses than previously expected. The provision for loan and lease losses of $5.5 million for the year ended December 31, 2018 included $4.0 million for loan growth and $3.2 million for impaired loans, offset in part by a $1.5 million release of the allowance estimate resulting from improved asset quality and lower incurred losses on PCI loans than previously estimated. Net charge-offs for the year ended December 31, 2019 were $7.8 million, or eight basis points of average total loans and leases, compared to $3.7 million, or four basis points of average total loans and leases for the year ended December 31, 2018. The increase in net charge-offs was concentrated in other consumer loans.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,		Change	% Change
	2019	2018
(dollars in thousands)
Interchange and card revenue	$28,941	$30,695	$(1,754)	(5.7)%
Deposit fees	12,815	7,824	4,991	63.8%
Commercial lease income	12,051	5,354	6,697	125.1%
Bank-owned life insurance	7,272	7,620	(348)	(4.6)%
Mortgage warehouse transactional fees	7,128	7,158	(30)	(0.4)%
Gain (loss) on sale of SBA and other loans	2,770	3,294	(524)	(15.9)%
Mortgage banking income	66	606	(540)	(89.1)%
Loss upon acquisition of interest-only GNMA securities	(7,476)	—	(7,476)	NM
Gain (loss) on sale of investment securities	1,001	(18,659)	19,660	NM
Unrealized gain (loss) on investment securities	1,299	(1,634)	2,933	NM
Other	15,071	16,740	(1,669)	(10.0)%
Total non-interest income	$80,938	$58,998	$21,940	37.2%
Interchange and card revenue
The $1.8 million decrease in interchange and card revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from lower activity volumes at the BankMobile segment. Because our total assets exceeded $10 billion at December 31, 2019, Customers will become subject to increased regulatory requirements in 2020. Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, as of July 1, 2020, Customers will now be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange will reduce Customers' interchange and card revenues.
Deposit fees
The $5.0 million increase in deposit fees for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers' Equipment Finance Group in which Customers is the lessor. The $6.7 million increase in commercial lease income for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from the continued growth of Customers' equipment finance business. The net carrying value of leased assets increased from $54.5 million at December 31, 2018 to $93.6 million at December 31, 2019.
Gain (loss) on sale of SBA and other loans
The $0.5 million decrease in gain (loss) on sale of SBA and other loans for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from a strategic initiative to retain SBA loans on our balance sheet for the first nine months of 2019. Customers resumed selling these loans in fourth quarter 2019.

Mortgage banking income
The $0.5 million decrease in mortgage banking income for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from a $0.8 million loss realized from the sale of $230 million of non-QM residential mortgages during fourth quarter 2019.
Loss on acquisition of interest-only GNMA securities
The $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from a commercial mortgage warehouse customer that unexpectedly ceased operations in second quarter 2019. Customers took possession of the interest-only GNMA securities that served as the primary collateral for loans made to this mortgage warehouse customer. The shortfall in the fair value of the interest-only GNMA securities upon acquisition resulted in a write-down of $7.5 million for the year ended December 31, 2019.
Gain (loss) on sale of investment securities
The $19.7 million increase in gain (loss) on sale of investment securities for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from a $1.0 million gain realized from the sale of $95 million of available for sale corporate bonds for the year ended December 31, 2019, compared to an $18.7 million loss realized from the sale of $495 million of lower-yielding investment securities for the year ended December 31, 2018.
Unrealized gain (loss) on investment securities
The $2.9 million increase in unrealized gain (loss) on investment securities for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from improvements in the fair values of the interest-only GNMA securities and equity securities issued by a foreign entity.
Other non-interest income
The $1.7 million decrease in other non-interest income for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from a $4.8 million gain recognized from discontinuing cash flow hedge accounting for three interest rate swaps for the year ended December 31, 2018, offset in part by mark-to-market adjustments for derivatives not designated in hedge accounting relationships for the year ended December 31, 2019 due to changes in market interest rates.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,		Change	% Change
	2019	2018
(dollars in thousands)
Salaries and employee benefits	$107,632	$104,841	$2,791	2.7%
Technology, communication and bank operations	43,481	44,454	(973)	(2.2)%
Professional services	25,109	20,237	4,872	24.1%
Occupancy	13,098	11,809	1,289	10.9%
Commercial lease depreciation	9,473	4,388	5,085	115.9%
FDIC assessments, non-income taxes, and regulatory fees	5,861	8,642	(2,781)	(32.2)%
Provision for operating losses	9,638	5,616	4,022	71.6%
Advertising and promotion	4,044	2,446	1,598	65.3%
Merger and acquisition related expenses	100	4,391	(4,291)	(97.7)%
Loan workout	1,687	2,183	(496)	(22.7)%
Other real estate owned	398	449	(51)	(11.4)%
Other	11,380	10,723	657	6.1%
Total non-interest expense	$231,901	$220,179	$11,722	5.3%
Salaries and employee benefits
The $2.8 million increase in salaries and employee benefits for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from an increase in average full-time equivalent team members, primarily in the BankMobile segment, and annual merit increases.

Technology, communications, and bank operations
The $1.0 million decrease in technology, communications, and bank operations expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from successful concentrated cost savings initiatives, partially offset by continued investment to improve and maintain Customers' digital information technology infrastructure and support expanded products and services offered through our White Label partnership.
Professional services
The $4.9 million increase in professional services for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from consulting services associated with supporting our White Label partnership and digital transformation efforts.
Occupancy
The $1.3 million increase in occupancy for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from an increase in depreciation expense on information technology equipment.
Commercial lease depreciation
The $5.1 million increase in commercial lease depreciation for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $2.8 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from a $2.6 million small bank assessment credit provided by the FDIC for the year ended December 31, 2019 related to Customers' contributions to the growth of the FDIC's deposit insurance fund since July 2016.
Provision for operating losses
The $4.0 million increase in provision for operating losses for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from losses due to an internet-based organized crime ring which targeted BankMobile checking accounts during the year ended December 31, 2019 and increased other disputed charges.
Advertising and promotion
The $1.6 million increase in advertising and promotion for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from the promotion of Customers' digital banking products and service offerings available through our White Label partnership.
Merger and acquisition related expenses
The $4.3 million decrease in merger and acquisition related expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from the October 2018 termination of the planned spin-off and merger between Customers and Flagship Community Bank.
Other non-interest expenses
The $0.7 million increase in other non-interest expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from legal contingency accruals totaling $2.0 million relating to the previously disclosed Halbreiner and DOE matters, partially offset by management's continued efforts to monitor and control expenses.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Income before income tax expense	$102,120	$91,054	$11,066	12.2%
Income tax expense	22,793	19,359	3,434	17.7%
Effective tax rate	22.3%	21.3%
The $3.4 million increase in income tax expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily resulted from increased pre-tax income and a $1.7 million favorable return to provision adjustment for the year ended December 31, 2018, which included the benefit of a research and development tax credit, recorded during 2018 upon the completion of the 2017 income tax returns.
Financial Condition
General
Customers' total assets were $11.5 billion at December 31, 2019. This represented a $1.7 billion increase from total assets of $9.8 billion at December 31, 2018. The increase in total assets was primarily driven by increases of $1.5 billion in total loans and leases, $150.4 million in cash and cash equivalents, and $112.4 million in other assets, partially offset by a decrease in investment securities of $69.1 million.
Total liabilities were $10.5 billion at December 31, 2019. This represented a $1.6 billion increase from $8.9 billion at December 31, 2018. The increase in total liabilities primarily resulted from increases in total deposits of $1.5 billion, federal funds purchased of $351.0 million, subordinated debt of $72.1 million, and accrued interest payable and other liabilities of $59.8 million, offset in part by a reduction in FHLB advances of $398.1 million.
The following table sets forth certain key condensed balance sheet data:

	December 31,
(dollars in thousands)	2019	2018	Change	% Change
Cash and cash equivalents	$212,505	$62,135	$150,370	242.0%
Investment securities, at fair value	595,876	665,012	(69,136)	(10.4)%
Loans held for sale	486,328	1,507	484,821	NM
Loans receivable, mortgage warehouse, at fair value	2,245,758	1,405,420	840,338	59.8%
Loans and leases receivable	7,318,988	7,138,074	180,914	2.5%
Allowance for loan and lease losses	(56,379)	(39,972)	(16,407)	41.0%
Total assets	11,520,717	9,833,425	1,687,292	17.2%
Total deposits	8,648,936	7,142,236	1,506,700	21.1%
Federal funds purchased	538,000	187,000	351,000	187.7%
FHLB advances	850,000	1,248,070	(398,070)	(31.9)%
Other borrowings	123,630	123,871	(241)	(0.2)%
Subordinated debt	181,115	108,977	72,138	66.2%
Total liabilities	10,467,922	8,876,609	1,591,313	17.9%
Total shareholders’ equity	1,052,795	956,816	95,979	10.0%
Total liabilities and shareholders’ equity	$11,520,717	$9,833,425	$1,687,292	17.2%
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash on hand and due from banks were $33.1 million and $17.7 million at December 31, 2019 and 2018, respectively. The cash on hand and cash due from banks balances vary from day to day, primarily due to fluctuations in customers’ deposits with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB.  Interest-earning deposits were $179.4 million and $44.4 million at December 31, 2019 and 2018, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’

accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities (guaranteed by an agency of the United States government), corporate securities, interest-only GNMA securities, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2019, investment securities totaled $595.9 million compared to $665.0 million at December 31, 2018. The decrease primarily resulted from the sale of $95 million of available for sale corporate note securities, partially offset by a market-driven recovery in the fair value of agency-guaranteed mortgage-backed securities and corporate note securities and from obtaining ownership of certain interest-only GNMA securities in June 2019 with a fair value of $16.3 million as of December 31, 2019. These securities served as the primary collateral for loans made to one commercial mortgage warehouse customer. These securities are reported at fair value, with fair value changes recorded directly in earnings based on a fair value option election.
For financial reporting purposes, available for sale debt securities are carried at fair value. Unrealized gains and losses on available for sale debt securities are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of marketable equity securities and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur.
The following table sets forth the amortized cost and fair value of the investment securities at December 31, 2019 and 2018.

	December 31,		December 31,
	2019	2018	2019	2018
(amounts in thousands)	Amortized Cost		Fair Value
Available for sale debt securities
Agency-guaranteed residential mortgage-backed securities	$273,252	$311,267	$278,321	$305,374
Corporate notes (1)	284,639	381,407	298,877	357,920
Available for sale debt securities	$557,891	$692,674	577,198	663,294
Interest-only GNMA securities (2)			16,272	—
Equity securities (3)			2,406	1,718
Total investment securities, at fair value			$595,876	$665,012
(1)At December 31, 2019, includes corporate note securities issued by other domestic bank holding companies. At December 31, 2018, includes corporate note securities issued by other domestic and foreign bank holding companies.
(2)Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.
(3)Includes equity securities issued by a foreign entity.
The following table sets forth information about the maturities and weighted-average yield of the securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2019
	Amortized Cost						Fair Value
(dollars in thousands)	< 1yr	1 -5 years	5 -10 years	After 10 years	No specific maturity	Total	Total
Investment securities
Residential mortgage-backed securities	$—	$—	$—	$—	$273,252	$273,252	$278,321
Yield	—	—	—	—	3.50%	3.50%	—
Corporate notes	—	15,000	267,639	2,000	—	284,639	298,877
Yield	—	5.71%	3.89%	5.63%	—	4.00%	—
Interest-only GNMA securities	—	—	—	—	—	—	16,272
Equity securities	—	—	—	—	—	—	2,406
Total	$—	$15,000	$267,639	$2,000	$273,252	$557,891	$595,876
Weighted-Average Yield	—%	5.71%	3.89%	5.63%	3.50%	3.76%

The residential mortgage-backed securities in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolios of loans to mortgage banking businesses, certain commercial and industrial loan specialty financing, SBA loans, equipment financing and leasing and other consumers are nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, commercial and industrial loans and other consumer loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio. In addition, Customers has been deemphasizing its multi-family business, with run-off of approximately $893 million in 2019 and plans to reduce its overall exposure by $500 million more in 2020.
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
As of December 31, 2019, Customers had $8.4 billion in commercial loans outstanding, totaling approximately 83.8% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value, compared to commercial loans outstanding of $7.8 billion, comprising approximately 91.6% of its total loan and lease portfolio, at December 31, 2018.
The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized including risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. The division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of December 31, 2019 and 2018, commercial loans to mortgage banking businesses totaled $2.2 billion and $1.4 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial and other consumer loan portfolios with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2019, Customers had multi-family loans of $2.4 billion outstanding, comprising approximately 23.8% of the total loan and lease portfolio, compared to $3.3 billion, or approximately 38.4% of the total loan and lease portfolio, at December 31, 2018.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2019 and 2018, Customers had $257.9 million and $172.9 million, respectively, of equipment finance loans outstanding. As of December 31, 2019 and 2018, Customers had $89.2 million and $54.5 million of equipment finance leases outstanding, respectively. As of December 31, 2019 and 2018, Customers had $93.6 million and $54.5 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $14.3 million and $4.8 million, respectively.

Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The other consumer loan portfolio consists largely of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in its consumer lending and has maintained strict underwriting standards. At December 31, 2019, the average debt-to-income ratio at time of origination, average loan size and average FICO score at time of origination of the unsecured consumer loan portfolio was 22.4%, $14.5 thousand and 744, respectively. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2019, Customers had $1.6 billion in consumer loans outstanding, or 16.2% of the total loan and lease portfolio, compared to $721.8 million, or 8.4% of the total loan and lease portfolio, as of December 31, 2018. Customers purchased $1.1 billion of other consumer loans through arrangements with third-party fintech companies during the year ended December 31, 2019 compared to $30 million during the year ended December 31, 2018. Customers purchased $105.9 million of residential mortgage loans from third-party financial institutions during the year ended December 31, 2019.
Loans Held for Sale
The composition of loans held for sale was as follows:

	December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Commercial loans:
Multi-family loans, at lower of cost or fair value	$482,873	$—	$144,191	$—	$39,257
Total commercial loans held for sale	482,873	—	144,191	—	39,257
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	—	—	—	—
Residential mortgage loans, at fair value	2,130	1,507	1,886	695	2,857
Total consumer loans held for sale	3,455	1,507	1,886	695	2,857
Loans held for sale	$486,328	$1,507	$146,077	$695	$42,114
At December 31, 2019, loans held for sale totaled $486.3 million, or 4.84% of the total loan and lease portfolio, and $1.5 million, or 0.02% of the total loan and lease portfolio, at December 31, 2018. Loans held for sale are reported on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ALLL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Loans receivable, mortgage warehouse, at fair value	$2,245,758	$1,405,420	$1,793,408	$2,116,815	$1,754,950
Loans receivable:
Commercial:
Multi-family	1,909,274	3,285,297	3,502,381	3,214,999	2,909,439
Commercial and industrial (including owner occupied commercial real estate) (1)	2,441,987	1,951,277	1,633,818	1,382,343	1,111,400
Commercial real estate non-owner occupied	1,223,529	1,125,106	1,218,719	1,193,715	956,255
Construction	118,418	56,491	85,393	64,789	87,240
Total commercial loans and leases receivable	5,693,208	6,418,171	6,440,311	5,855,846	5,064,334
Consumer:
Residential real estate	375,014	566,561	234,090	193,502	271,613
Manufactured housing	70,398	79,731	90,227	101,730	113,490
Other consumer	1,178,283	74,035	3,547	3,483	3,708
Total consumer loans receivable	1,623,695	720,327	327,864	298,715	388,811
Loans and leases receivable	7,316,903	7,138,498	6,768,175	6,154,561	5,453,145
Deferred (fees) costs and unamortized (discounts) premiums, net	2,085	(424)	83	76	334
Allowance for loan and lease losses	(56,379)	(39,972)	(38,015)	(37,315)	(35,647)
Total loans and leases receivable, net of allowance for loan and lease losses	$9,508,367	$8,503,522	$8,523,651	$8,234,137	$7,172,782
(1)Includes direct finance leases of $89.2 million, $54.5 million, $26.6 million, $10.3 million and $6.4 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
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
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ALLL and are therefore excluded from ALLL related disclosures. At December 31, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.2 billion and $1.4 billion at December 31, 2019 and 2018, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value), net of the ALLL, increased by $0.2 billion to $7.3 billion at December 31, 2019, from $7.1 billion at December 31, 2018. The increase in loans and leases receivable, net of the ALLL, was attributable to higher balances in the commercial and industrial (including owner occupied commercial real estate) and other consumer loan portfolios, with each portfolio increasing by $0.5 billion and $1.1 billion, respectively, from December 31, 2018. These increases were partially offset by a $1.4 billion reduction in the multi-family portfolio from December 31, 2018, which includes the effect of transferring $0.5 billion of multi-family loans to held for sale at September 30, 2019. The overall loans and leases receivable fluctuations were the result of Customers' strategic efforts to reduce the lower-yielding loans in the multi-family portfolio and replace them with higher-yielding commercial and industrial and other consumer loans.
The following table presents Customers' loans receivable (excluding loans held for sale and loans receivable, at fair value) as of December 31, 2019 based on the remaining term to contractual maturity, and presents the amount of those loans with predetermined fixed rates and floating or adjustable rates:

(amounts in thousands)	Within one year	After one but within five years	After five years	Total
Commercial loans:
Multi-family	$337,106	$561,288	$1,010,880	$1,909,274
Commercial and industrial (including owner occupied commercial real estate)	459,889	1,252,846	729,252	2,441,987
Commercial real estate non-owner occupied	247,371	564,809	411,349	1,223,529
Construction	42,141	47,992	28,285	118,418
Total commercial loans	$1,086,507	$2,426,935	$2,179,766	$5,693,208
Amount of such loans with:
Predetermined rates	$561,196	$1,240,936	$358,164	$2,160,296
Floating or adjustable rates	525,311	1,185,999	1,821,602	3,532,912
Total commercial loans	$1,086,507	$2,426,935	$2,179,766	$5,693,208

Consumer Loans:
Residential real estate	$3,165	$12,091	$359,758	$375,014
Manufactured housing	337	3,948	66,113	70,398
Other consumer	3,032	954,689	220,562	1,178,283
Total consumer loans	$6,534	$970,728	$646,433	$1,623,695
Amount of such loans with:
Predetermined rates	$5,991	$959,307	$609,648	$1,574,946
Floating or adjustable rates	543	11,421	36,785	48,749
Total consumer loans	$6,534	$970,728	$646,433	$1,623,695
Credit Risk
Customers manages credit risk by maintaining diversification in its loan and lease portfolio, establishing and enforcing prudent underwriting standards and collection efforts and continuous and periodic loan and lease classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate ALLL. Credit losses are charged-off when they are identified, and provisions are added when it is estimated that a loss has occurred, to the ALLL at least quarterly. The ALLL is estimated at least quarterly.
The provision for loan and lease losses was $24.2 million, $5.6 million, and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The ALLL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $56.4 million, or 0.77% of loans and leases receivable, at December 31, 2019, and $40.0 million, or 0.56% of loans receivable, at December 31, 2018.  Net charge-offs were $7.8 million for the year ended December 31, 2019, an increase of $4.1 million compared to $3.7 million for the year ending December 31, 2018.  The increase in net charge-offs year over year was mainly driven by increased net charge-offs in the other consumer loan portfolio.

The table below presents Customers' ALLL for the periods indicated.

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Balance at the beginning of the period	$39,972	$38,015	$37,315	$35,647	$30,932
Loan and lease charge-offs (1)
Multi-family	541	—	—	—	—
Commercial and industrial (2)	651	2,469	4,888	2,947	11,709
Commercial real estate non-owner occupied	—	—	486	140	327
Construction	—	—	—	—	1,064
Residential real estate	297	466	415	493	276
Other consumer	8,101	1,822	1,338	825	36
Total Charge-offs	9,590	4,757	7,127	4,405	13,412
Loan and lease recoveries (1)
Multi-family	7	—	—	—	—
Commercial and industrial (2)	1,286	729	685	381	562
Commercial real estate non-owner occupied	—	5	—	130	—
Construction	136	241	164	1,854	204
Residential real estate	27	76	72	367	575
Other consumer	314	21	138	11	92
Total Recoveries	1,770	1,072	1,059	2,743	1,433
Total net charge-offs	7,820	3,685	6,068	1,662	11,979
Provision for loan and lease losses (3)	24,227	5,642	6,768	3,330	16,694
Balance at the end of the period	$56,379	$39,972	$38,015	$37,315	$35,647
(1)Charge-offs and recoveries on PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.
(2)Includes owner occupied commercial real estate loans.
(3) The provision amounts exclude the benefit/(cost) of FDIC loss sharing arrangements of $0.3 million and $(3.9) million, for the years ended December 31, 2016 and 2015, respectively.
The ALLL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb probable losses incurred as of the balance sheet date.  All commercial loans, with the exception of commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees.  All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate.  The risk assessment allows management to identify problem loans and leases timely.  Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process.  Management uses a disciplined methodology to estimate an appropriate level of ALLL.  Refer to Critical Accounting Policies herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for further discussion on management's methodology for estimating the ALLL.
Approximately 78% of Customers’ commercial real estate, construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.

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
The following table shows the ALLL by various portfolios as of December 31, 2019, 2018, 2017, 2016 and 2015:

	December 31,
	2019		2018		2017		2016		2015
(amounts in thousands)	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable
Multi-family	$6,157	26.1%	$11,462	46.0%	$12,168	51.7%	$11,602	52.2%	$12,016	53.4%
Commercial and industrial (1)	17,791	33.4%	15,465	27.3%	14,150	24.1%	13,233	22.5%	10,212	20.4%
Commercial real estate non-owner occupied	6,243	16.7%	6,093	15.8%	7,437	18.0%	7,894	19.4%	8,420	17.5%
Construction	1,262	1.6%	624	0.8%	979	1.3%	840	1.1%	1,074	1.6%
Total Commercial Loans and Leases	31,453	77.8%	33,644	89.9%	34,734	95.2%	33,569	95.1%	31,722	92.9%

Residential real estate	3,218	5.1%	3,654	7.9%	2,929	3.5%	3,342	3.1%	3,298	5.0%
Manufactured housing	1,060	1.0%	145	1.1%	180	1.3%	286	1.7%	494	2.1%
Other consumer	20,648	16.1%	2,529	1.1%	172	0.1%	118	0.1%	133	0.1%
Total Consumer Loans	24,926	22.2%	6,328	10.1%	3,281	4.8%	3,746	4.9%	3,925	7.1%
Loans and Leases Receivable	$56,379	100.0%	$39,972	100.0%	$38,015	100.0%	$37,315	100.0%	$35,647	100.0%
(1)Includes owner occupied commercial real estate loans.
Asset Quality
Customers segments the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group.  Credit losses from originated loans and leases are absorbed by the ALLL.  Credit losses from acquired loans are absorbed by the ALLL, nonaccretable difference fair value marks and cash reserves. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at December 31, 2019

(dollars in thousands)	Total loans and leases	Current	30-89 Days past due	90 Days or more past due and accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to loan and lease type (%)	NPA to loans and leases + OREO (%)
Loan and Lease Type
Multi-family	$1,909,274	$1,903,024	$2,133	$—	$4,117	$—	$4,117	0.22%	0.22%
Commercial & industrial (1)	2,441,987	2,427,383	7,783	327	6,494	—	6,494	0.27%	0.27%
Commercial real estate non-owner occupied	1,223,529	1,215,389	8,034	30	76	—	76	0.01%	0.01%
Construction	118,418	118,418	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,693,208	5,664,214	17,950	357	10,687	—	10,687	0.19%	0.19%
Residential	375,014	362,482	6,242	162	6,128	78	6,206	1.63%	1.65%
Manufactured housing	70,398	62,487	3,855	2,401	1,655	95	1,750	2.35%	2.48%
Other consumer	1,178,283	1,170,941	5,756	35	1,551	—	1,551	0.13%	0.13%
Total consumer loans receivable	1,623,695	1,595,910	15,853	2,598	9,334	173	9,507	0.57%	0.59%
Deferred (fees) costs and unamortized (discounts) premiums, net	2,085	2,085	—	—	—	—	—	—%	—%
Loans and leases receivable	7,318,988	7,262,209	33,803	2,955	20,021	173	20,194	0.27%	0.28%
Loans receivable, mortgage warehouse, at fair value	2,245,758	2,245,758	—	—	—	—	—	—%	—%
Total loans held for sale	486,328	485,003	—	—	1,325	—	1,325	0.27%	0.27%
Total portfolio	$10,051,074	$9,992,970	$33,803	$2,955	$21,346	$173	$21,519	0.21%	0.21%
(1)Commercial & industrial loans, including owner occupied commercial real estate loans.
Asset Quality at December 31, 2019 (continued)

(dollars in thousands)	Total loans and leases	Non-accrual/NPL	ALLL	Cash reserve	Total credit reserves	Reserves to loans and leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,909,274	$4,117	$6,157	$—	$6,157	0.32%	149.55%
Commercial & industrial (1)	2,441,987	6,494	17,791	—	17,791	0.73%	273.96%
Commercial real estate non-owner occupied	1,223,529	76	6,243	—	6,243	0.51%	8214.47%
Construction	118,418	—	1,262	—	1,262	1.07%	—%
Total commercial loans and leases receivable	5,693,208	10,687	31,453	—	31,453	0.55%	294.31%
Residential	375,014	6,128	3,218	—	3,218	0.86%	52.51%
Manufactured housing	70,398	1,655	1,060	118	1,178	1.67%	71.18%
Other consumer	1,178,283	1,551	20,648	—	20,648	1.75%	1331.27%
Total consumer loans receivable	1,623,695	9,334	24,926	118	25,044	1.54%	268.31%
Deferred (fees) costs and unamortized (discounts) premiums, net	2,085	—	—	—	—	—%	—%
Loans and leases receivable	7,318,988	20,021	56,379	118	56,497	0.77%	282.19%
Loans receivable, mortgage warehouse, at fair value	2,245,758	—	—	—	—	—%	—%
Total loans held for sale	486,328	1,325	—	—	—	—%	—%
Total portfolio	$10,051,074	$21,346	$56,379	$118	$56,497	0.56%	264.67%
(1)Commercial & industrial loans, including owner occupied commercial real estate loans.
Customers manages its credit risk through the diversification of the loan and lease portfolio and the application of policies and procedures designed to foster sound credit standards and monitoring practices. While various degrees of credit risk are associated with substantially all investing activities, the lending function carries the greatest degree of potential loss. At December 31, 2019 and 2018, NPLs to total loans was 0.21% and 0.32%, respectively. Total reserves to NPLs was 264.7% and 147.2% at December 31, 2019 and 2018, respectively.

The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Loans 90+ days delinquent still accruing (1)	$1,794	$2,188	$2,743	$2,813	$2,805

Non-accrual loans	$21,346	$27,494	$26,415	$17,792	$10,771
OREO	173	816	1,726	3,108	5,057
Total non-performing assets	$21,519	$28,310	$28,141	$20,900	$15,828
(1)Excludes PCI loans.

	December 31,
	2019	2018	2017	2016	2015
Non-accrual loans and leases to loans and leases receivable (1)	0.27%	0.39%	0.39%	0.29%	0.20%
Non-accrual loans to total loans and leases	0.21%	0.32%	0.30%	0.22%	0.15%
Non-performing assets to total assets	0.18%	0.29%	0.29%	0.22%	0.19%
Non-accrual loans and loans 90+ days delinquent to total assets	0.19%	0.30%	0.30%	0.22%	0.16%
Allowance for loan and lease losses to:
Loans and leases receivable (1)	0.77%	0.56%	0.56%	0.61%	0.65%
Non-accrual loans	281.60%	145.38%	143.91%	209.73%	330.95%
(1)Excludes loans held for sale and loans receivable, mortgage warehouse, at fair value.
The table below sets forth loans that were non-performing at December 31, 2019, 2018, 2017, 2016 and 2015.

	December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Multi-family	$4,117	$1,155	$—	$—	$—
Commercial and industrial (1)	4,531	17,764	17,392	8,443	1,973
Commercial real estate	1,963	1,037	1,453	2,039	2,700
Commercial real estate non-owner occupied	76	129	160	2,057	1,307
Residential real estate	7,453	5,605	5,420	2,959	2,202
Manufactured housing	1,655	1,693	1,959	2,236	2,449
Other consumer	1,551	111	31	58	140
Total non-performing loans	$21,346	$27,494	$26,415	$17,792	$10,771
(1)Includes owner occupied commercial real estate loans.
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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, multi-family, commercial real estate and construction portfolios and for purposes of analyzing historical loss rates used in the determination of the ALLL for the respective portfolio segment, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings for pass loans), special mention, substandard, doubtful or loss. The risk-rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis, generally during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage the loans and leases.
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers' financial position. At December 31, 2019 and 2018, special mention loans and leases were $111.2 million and $126.2 million, respectively, and are considered performing loans and are therefore not included in the tables above.
Risk ratings are not established for residential real estate, home equity loans, installment loans and other consumer loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.
A regular reporting and review process is in place to provide for proper portfolio oversight and control and to monitor those loans and leases identified as problem credits by management.  This process is designed to assess Customers' progress in working toward a solution and to assist in determining an appropriate ALLL.  All loan work-out situations involve the active participation of management and are reported regularly to the Board of Directors. When a loan or lease becomes delinquent for 90 days or more, or earlier if considered appropriate, the loan is assigned to Customers’ Special Asset Group for workout or other resolution.
Loan and lease charge-offs are determined on a case-by-case basis.  Loans and leases are generally charged-off when principal is likely to be unrecoverable and after appropriate collection steps have been taken. Loan and lease charge-offs are proposed by the SAG and approved by the Board of Directors.
Loan and lease policies and procedures are reviewed internally for possible revisions and changes on a regular basis.  In addition, these policies and procedures, together with the loan and lease portfolio, are reviewed on a periodic basis by various regulatory agencies and by our internal, external and loan review auditors, as part of their examination and audit procedures.
Troubled Debt Restructurings
At December 31, 2019, 2018 and 2017, there were $13.3 million, $19.2 million and $20.4 million, respectively, in loans categorized as a TDR. TDRs are reported as impaired loans in the period of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.
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
TDR modifications primarily involve interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2019, 2018 and 2017, loans aggregating $1.4 million, $1.7 million and $8.1 million, respectively, were modified in TDRs. TDR modifications of loans within the commercial and industrial category were primarily extensions of term, deferrals of principal and other modifications; modifications of residential real estate loans were primarily extensions of term and deferrals of principal; and modifications of manufactured housing loans were primarily interest rate concessions, extensions of term and deferrals of principal. As of December 31, 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs. As of December 31, 2018 and 2017, except for one commercial and industrial loan with an outstanding commitment of $1.5 million and $2.1 million, respectively, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of December 31, 2019, three manufactured housing loans totaling $73 thousand and one residential real estate loan for $81 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2018, four manufactured housing loans totaling $92 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2017, five manufactured housing loans totaling $0.2 million that were modified in TDRs within the related past twelve months defaulted on payments.
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of ALLL. During the the year ended December 31, 2019, allowances totaling $17 thousand were recorded on fifteen loans that had been modified in TDRs. There were no allowances recorded as a result of TDR modifications during 2018. For the year ended December 31, 2017, there was one allowance resulting from TDR modifications totaling $1 thousand for one manufactured housing loan.
ACCRUED INTEREST RECEIVABLE
At December 31, 2019, accrued interest receivable totaled $38.1 million compared to $33.0 million at December 31, 2018. The increase primarily resulted from increases in the yield and outstanding balances of interest-earning assets.

BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2019, bank premises and equipment, net of accumulated depreciation and amortization, totaled $9.4 million compared to $11.1 million at December 31, 2018. The decrease primarily resulted from depreciation and amortization expenses of $3.4 million, partially offset by purchases of bank premises and equipment of $1.7 million.
At December 31, 2019, Customers Bank’s restricted stock holdings totaled $84.2 million compared to $89.7 million at December 31, 2018. These holdings consist of stock of the Federal Reserve Bank, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2019 and 2018, other assets totaled $298.1 million and $185.7 million, respectively. Other assets consist primarily of ROU lease assets (the adoption of ASC 842 on January 1, 2019 resulted in ROU lease assets of $20.2 million at December 31, 2019 with no comparable amount at December 31, 2018), operating leases through Customers' Equipment Finance Group (net investment in operating leases of $94.7 million at December 31, 2019 compared to $55.3 million at December 31, 2018), mark-to-market adjustments for interest-rate swaps, software, and prepaid expenses.
At December 31, 2019, the cash surrender value of BOLI totaled $272.5 million compared to $264.6 million at December 31, 2018. Presented within BOLI on the consolidated balance sheet is the cash surrender value of the SERP balances of $3.8 million and $3.1 million at December 31, 2019 and 2018, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our White Label relationship, deposit brokers, listing services and other relationships.
The components of deposits at December 31, 2019 and 2018 were as follows:

	December 31,
(dollars in thousands)	2019	2018	Change	% Change

Demand, non-interest bearing	$1,343,391	$1,122,171	$221,220	19.7%
Demand, interest bearing	1,235,292	803,948	431,344	53.7%
Savings, including MMDA	4,401,719	3,481,936	919,783	26.4%
Non-time deposits	6,980,402	5,408,055	1,572,347	29.1%
Time, $100,000 and over	402,161	792,370	(390,209)	(49.2)%
Time, other	1,266,373	941,811	324,562	34.5%
Time deposits	1,668,534	1,734,181	(65,647)	(3.8)%
Total deposits	$8,648,936	$7,142,236	$1,506,700	21.1%
Total deposits were $8.6 billion at December 31, 2019, an increase of $1.5 billion, or 21.1%, from $7.1 billion at December 31, 2018. Non-time deposits increased by $1.6 billion, or 29.1%, to $7.0 billion at December 31, 2019, from $5.4 billion at December 31, 2018. This increase was primarily driven by Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $0.2 billion, interest bearing demand deposits of $0.4 billion and savings, including MMDA, of $0.9 billion. These increases were offset in part by decreases in time deposits of $65.6 million, or 3.8%.
At December 31, 2019 the Bank had $1.4 billion in state and municipal deposits to which it had pledged $1.4 billion of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
Time deposits greater than $250,000 totaled $0.2 billion and $0.5 billion at December 31, 2019, and 2018, respectively.

Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2019		2018
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Demand, non-interest bearing	$1,430,149	0.00%	$1,189,638	0.00%
Demand, interest-bearing	955,630	1.82%	630,335	1.49%
Savings, including MMDA	3,689,703	2.17%	3,553,773	1.77%
Time deposits	1,943,361	2.26%	2,066,896	1.87%
Total	$8,018,843	1.76%	$7,440,642	1.49%
At December 31, 2019, the scheduled maturities of time deposits greater than $100,000 were as follows:

December 31, 2019
(amounts in thousands)
3 months or less	$57,655
Over 3 through 6 months	76,823
Over 6 through 12 months	157,990
Over 12 months	109,693
Total	$402,161
For additional information, see NOTE 10 - DEPOSITS to Customers' audited financial statements.
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
Short-term debt
Short-term debt at December 31, 2019 and 2018 was as follows:

	December 31,
	2019		2018
(amounts in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$500,000	2.15%	$1,248,070	2.62%
Federal funds purchased	538,000	1.60%	187,000	2.60%
Total short-term borrowings	$1,038,000		$1,435,070
For additional information on Customers' short-term debt, see NOTE 11 – BORROWINGS to Customers' audited financial statements.
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2019 and 2018, was as follows:

	December 31,
	2019		2018
(amounts in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$350,000	2.36%	$—	—%
Total long-term FHLB advances	$350,000		$—

There were no advances outstanding with the FRB at December 31, 2019 and 2018, respectively.

The maximum borrowing capacity with the FHLB and FRB at December 31, 2019 and 2018, was as follows:

	December 31,
(amounts in thousands)	2019	2018

Total maximum borrowing capacity with the FHLB	$3,445,416	$4,146,899
Total maximum borrowing capacity with the FRB	136,842	102,461
Qualifying loans serving as collateral against FHLB and FRB advances	4,496,983	5,221,957
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2019 and 2018 was as follows:

		December 31,
(dollars in thousands)		2019	2018
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,432	$—	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,198	98,911	3.950%	100,000	June 2017	June 2022	99.775%
Customers Bancorp	Senior	—	24,960	4.625%	25,000	June 2014	June 2019	100.000%
Total other borrowings		123,630	123,871

Customers Bancorp	Subordinated (1)(2)	72,040	—	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,075	108,977	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,115	$108,977
(1)The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2029.
(3)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

(dollars in thousands)	December 31, 2019	December 31, 2018	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,617	32,252	365	1.1%
Additional paid in capital	444,218	434,314	9,904	2.3%
Retained earnings	381,519	316,651	64,868	20.5%
Accumulated other comprehensive loss, net	(1,250)	(22,663)	21,413	(94.5)%
Treasury stock	(21,780)	(21,209)	(571)	2.7%
Total shareholders' equity	$1,052,795	$956,816	$95,979	10.0%
Shareholders' equity increased by $96.0 million, or 10.0%, to $1.1 billion at December 31, 2019, when compared to shareholders' equity of $956.8 million at December 31, 2018. The increase primarily resulted from net income of $79.3 million for the year ended December 31, 2019, a reduction in accumulated other comprehensive loss of $21.4 million, and an increase of $9.9 million in additional paid in capital, partially offset by preferred stock dividends of $14.5 million and repurchases of shares of Customers' common stock totaling $0.6 million. The reduction in accumulated other comprehensive loss, net primarily resulted from an increase in the fair value of available for sale debt securities, partially offset by a decline in the fair value of cash flow hedges, both due to the decline in market interest rates during the year. The increases in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the year ended December 31, 2019.
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

Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding.  Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB. As of December 31, 2019, Customers' borrowing capacity with the FHLB was $3.4 billion, of which $0.9 billion was utilized in borrowings and commitments; and $1.4 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2018, Customers' borrowing capacity with the FHLB was $4.1 billion, of which $1.2 billion was utilized in borrowings and commitments; and $1.7 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2019 and 2018, Customers' borrowing capacity with the FRB was $136.8 million and $102.5 million, respectively.
The principal source of the Bancorp's liquidity is the dividends it receives from the Bank, which may be impacted by the following: bank-level capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. There are statutory and regulatory limitations on the ability of the Bank to pay dividends or make other capital distributions or to extend credit to the Bancorp or its non-bank subsidiaries.
The table below summarizes Customers' cash flows for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Net cash provided by (used in) operating activities	$78,280	$97,474	$(19,194)	(19.7)%
Net cash provided by (used in) investing activities	(1,444,435)	(104,098)	(1,340,337)	NM
Net cash provided by (used in) financing activities	1,516,525	(77,564)	1,594,089	NM
Net increase (decrease) in cash and cash equivalents	$150,370	$(84,188)	$234,558	(278.6)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $78.3 million for the year ended December 31, 2019 primarily resulted from net income of $79.3 million, non-cash operating adjustments of $68.1 million, and an increase of $15.0 million in accrued interest payable and other liabilities, partially offset by an increase of $84.1 million in accrued interest receivable and other assets.
Cash provided by operating activities of $97.5 million for the year ended December 31, 2018 primarily resulted from net income of $71.7 million, non-cash operating adjustments of $50.5 million, and an increase of $9.9 million in accrued interest payable and other liabilities, partially offset by an increase of $34.6 million in accrued interest receivable and other assets.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $1.4 billion for the year ended December 31, 2019 primarily resulted from purchases of loans of $1.2 billion and net originations of mortgage warehouse loans of $881.6 million, partially offset by proceeds from the sales of loans of $273.4 million, a decrease in loans and leases, excluding mortgage warehouse loans, of $239.0 million and proceeds from sale of investment securities available for sale of $97.6 million.
Cash used in investing activities of $104.1 million for the year ended December 31, 2018 primarily resulted from purchases of investment securities available for sale of $763.2 million and purchases of loans of $397.9 million. These uses of cash were offset in part by cash provided by investing activities of $476.2 million from the proceeds from sales of investment securities available for sale, net proceeds from repayments of mortgage warehouse loans of $388.0 million and proceeds from the sales of loans of $110.5 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $1.5 billion for the year ended December 31, 2019 primarily resulted from an increase in deposits of $1.5 billion, proceeds from long-term FHLB borrowings of $350.0 million and net federal funds purchased of $351.0 million, partially offset by repayment of short-term borrowed funds from the FHLB of $748.1 million.
Cash used in financing activities of $77.6 million for the year ended December 31, 2018 primarily resulted from a decrease in short-term borrowed funds from the FHLB of $363.8 million, repayments of long-term debt of $63.3 million, payments of preferred stock dividends of $14.5 million and repurchases of common stock of $13.0 million, partially offset by an increase in deposits of $342.1 million and an increase in federal funds purchased of $32.0 million.

CAPITAL ADEQUACY
The Bank and Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2019 and 2018, the Bank and the Bancorp met all capital adequacy requirements to which they were subject to.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
December 31, 2018
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$655,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective during first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of December 31, 2019, the Bank and

Customers Bancorp were in compliance with the Basel III requirements. See NOTE 18 - REGULATORY CAPITAL to Customers' audited financial statements for additional discussion regarding regulatory capital requirements.
Capital Ratios
Customers continued to build capital during 2019.  However, the decision made in fourth quarter 2019 to cross the $10.0 billion asset threshold at year-end, with total assets of $11.5 billion at December 31, 2019, resulted in lower capital ratios when compared to December 31, 2018. In general, for the past few years, Customers Bancorp capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. Customers Bank capital growth has been achieved by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of senior and subordinated notes. During 2019 and 2018, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. For more information relating to preferred and common stock, see NOTE 12 - SHAREHOLDERS' EQUITY to Customers' audited financial statements.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers' asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank's board of directors has declared a quarterly cash dividend to the Bank's sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2019 and 2018, include the following:
•$11.3 million declared on January 24, 2018, and paid on March 12, 2018;
•$11.3 million declared on April 25, 2018, and paid on June 11, 2018;
•$11.3 million declared on July 25, 2018, and paid on September 10, 2018;
•$11.3 million declared on October 24, 2018, and paid on December 10, 2018;
•$14.5 million declared on January 30, 2019, and paid on March 11, 2019;
•$15.5 million declared on April 22, 2019, and paid on June 10, 2019;
•$20.0 million declared on July 24, 2019, and paid on September 10, 2019; and
•$20.0 million declared on October 23, 2019, and paid on December 10, 2019.
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
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments.  The same credit policies are used in making commitments and conditional obligations as are used for on-balance-sheet instruments.  Because they involve credit risk similar to extending a loan and lease, these financial instruments are subject to the Bank’s credit policy and other underwriting standards.
As of December 31, 2019 and 2018, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2019	2018

Commitments to fund loans and leases	$261,902	$345,608
Unfunded commitments to fund mortgage warehouse loans	1,378,364	1,537,900
Unfunded commitments under lines of credit and credit cards	1,065,474	867,131
Letters of credit	48,856	55,659
Other unused commitments	2,736	4,822

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
CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2019.  Interest on subordinated notes and senior notes was calculated using the current contractual interest rates.
Contractual cash obligations

(amounts in thousands)	Within one year	After one but within three year	After three but within five years	More than five years	Total

On-balance sheet obligations
Federal funds purchased	$538,000	$—	$—	$—	$538,000
FHLB advances - short-term	500,000	—	—	—	500,000
FHLB advances - long-term	—	350,000	—	—	350,000
Senior notes	—	100,000	25,000	—	125,000
Subordinated notes	—	—	—	184,750	184,750
Interest on FHLB advances - long-term	8,250	3,093	—	—	11,343
Interest on senior notes	5,075	8,175	1,953	—	15,203
Interest on subordinated notes	10,755	21,511	21,511	70,422	124,199
Low income housing contributions	1,401	5,333	22	90	6,846
Benefit plan commitments	300	600	600	3,000	4,500
Contractual maturities of time deposits	1,467,088	195,483	5,963	—	1,668,534
Operating leases	5,539	8,959	5,274	2,817	22,589
Total on-balance sheet obligations	$2,536,408	$693,154	$60,323	$261,079	$3,550,964

Off-balance sheet obligations
Loan commitments	$1,871,892	$490,881	$138,248	$204,719	$2,705,740
Other commitments (1)	—	2,736	—	—	2,736
Standby letters of credit	45,975	2,881	—	—	48,856
Total off-balance sheet obligations	1,917,867	496,498	138,248	204,719	2,757,332
Total contractual cash obligations	$4,454,275	$1,189,652	$198,571	$465,798	$6,308,296
(1)Represents commitments funding in approximately one-to-three years that are subject to unscheduled requests for payment.

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
Through the use of income simulation modeling, Customers has estimated the net interest income for the year ending December 31, 2020, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2019. Customers has also estimated changes to that estimated net interest income based upon rate shocks. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200 and 300 basis points. For 2020 downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2020 and 2019, resulting from changes in interest rates.
Net change in net interest income

	% Change December 31,
Rate Shocks	2020	2019
Up 3%	3.3%	(15.7)%
Up 2%	2.7%	(9.8)%
Up 1%	1.6%	(4.5)%
Down 1%	(1.9)%	3.9%
Down 2%	N/A	6.7%
EVE estimates the discounted present value of asset and liability cash flows.  Discount rates are based upon market prices for comparable assets and liabilities.  Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates at December 31, 2019 were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the downward 200 and 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer-term repricing risks and options in Customers Bank’s balance sheet.

The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2019 and 2018, resulting from the referenced shocks to interest rates.

	From Base December 31,
Rate Shocks	2019	2018
Up 3%	(5.6)%	(22.8)%
Up 2%	(2.0)%	(13.3)%
Up 1%	(0.1)%	(5.7)%
Down 1%	(1.1)%	3.8%
Down 2%	N/A	6.5%
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019, that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed-rate loans and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2019
(dollars in thousands)	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total

Assets
Interest-earning deposits and federal funds sold	$179,410	$—	$—	$—	$—	$—	$179,410
Investment securities	20,213	9,949	27,231	78,550	68,933	382,907	587,783
Loans and leases (a)	4,155,704	437,913	819,179	3,060,113	1,167,742	405,362	10,046,013
Other interest-earning assets	—	—	—	—	91,679	—	91,679
Total interest-earning assets	4,355,327	447,862	846,410	3,138,663	1,328,354	788,269	10,904,885
Non interest-earning assets	—	—	—	—	—	565,198	565,198
Total assets	$4,355,327	$447,862	$846,410	$3,138,663	$1,328,354	$1,353,467	$11,470,083
Liabilities
Other interest-bearing deposits	$305,380	$289,755	$535,835	$1,792,223	$652,700	$2,089,164	$5,665,057
Time deposits	382,903	465,249	618,591	194,956	9,120	936	1,671,755
Federal funds purchased and other borrowings	1,038,000	—	—	350,000	—	—	1,388,000
Subordinated debt	—	—	—	—	—	109,075	109,075
Total interest-bearing liabilities	1,726,283	755,004	1,154,426	2,337,179	661,820	2,199,175	8,833,887
Non-interest-bearing liabilities	65,452	61,901	113,908	477,235	222,349	468,722	1,409,567
Shareholders’ equity	—	—	—	—	—	1,226,629	1,226,629
Total liabilities and shareholders’ equity	$1,791,735	$816,905	$1,268,334	$2,814,414	$884,169	$3,894,526	$11,470,083
Interest sensitivity gap	$2,563,592	$(369,043)	$(421,924)	$324,249	$444,185	$(2,541,059)
Cumulative interest sensitivity gap		$2,194,549	$1,772,625	$2,096,874	$2,541,059	$—
Cumulative interest sensitivity gap to total assets	22.4%	19.1%	15.5%	18.3%	22.2%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	252.3%	193.6%	155.4%	147.1%	152.5%	123.4%
(a)Includes loans held for sale
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
Item 8.  Financial Statements and Supplementary Data
Financial statements for the three years ended
December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Customers Bancorp, Inc.
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Customers Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses — Refer to Notes 2 and 7 to the financial statements.

Critical Audit Matter Description

The Company’s allowance for loan and lease losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company segments its loan portfolio into groups of loans with similar risk characteristics and applies a loss rate to each segment to calculate the allowance for loan and lease losses. In determining the loss rate to apply to each segment, management considers its historical loss experience and industry and peer loss information.

We identified the determination of the loss rates to calculate the allowance for loan and lease losses as a critical audit matter because of the judgments required to determine the appropriate loss rates. This required a higher degree of auditor judgment to evaluate the reasonableness of management’s judgments related to determining the appropriate loss rate for each segment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to determining the appropriate loss rate for each segment included the following, among others:

•We tested the effectiveness of internal controls related to the allowance for loan and lease losses methodology, including management’s controls over the determination of the loss rates for each loan portfolio segment.
•We evaluated the reasonableness of the loss rates selected by management.
•We tested the Company’s historical loss information and evaluated the relevance and reliability of the peer and industry loss information.

Fair Value – Level 3 Investment Securities — Refer to Notes 2 and 5 to the financial statements.

Critical Audit Matter Description

The Company obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. Upon acquisition, the Company elected to account for these interest-only GNMA securities at fair value and are classified as level 3 in the fair value hierarchy.

Unlike the fair value of other assets and liabilities that are readily observable and therefore more easily independently corroborated, the valuation of financial instruments classified as Level 3 is inherently subjective, and often involves the use of complex proprietary models and unobservable inputs.

We identified the fair value of interest-only GNMA securities as a critical audit matter because of the judgments required in the selection of a constant prepayment rate, an unobservable input, in the discounted cash flow model used by the Company to estimate the fair value. This required a higher degree of auditor judgment and the use of our fair value specialist to audit the estimated fair value of the interest-only GNMA securities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to auditing the estimated fair value of the interest-only GNMA securities included the following, among others:

•We tested the effectiveness of internal controls over management’s selection of the constant prepayment rate used in the discounted cash flow model to value the interest-only GNMA securities as well as the estimate of the fair value of the interest-only GNMA securities.
•With the assistance of our fair value specialists, we independently selected a constant prepayment rate to estimate fair value using a discounted cash flow model, calculated the estimated fair values of the GNMA interest-only securities and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP

We have served as the Company's auditor since 2019.

Philadelphia, Pennsylvania
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Customers Bancorp, Inc.
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 2, 2020

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Customers Bancorp, Inc.
Wyomissing, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Customers Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2013 to 2019.

Philadelphia, Pennsylvania
March 1, 2019

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS
Cash and due from banks	$33,095	$17,696
Interest earning deposits	179,410	44,439
Cash and cash equivalents	212,505	62,135
Investment securities available for sale, at fair value	595,876	665,012
Loans held for sale (includes $2,130 and $1,507, respectively, at fair value)	486,328	1,507
Loans receivable, mortgage warehouse, at fair value	2,245,758	1,405,420
Loans and leases receivable	7,318,988	7,138,074
Allowance for loan and lease losses	(56,379)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	9,508,367	8,503,522
FHLB, Federal Reserve Bank, and other restricted stock	84,214	89,685
Accrued interest receivable	38,072	32,955
Bank premises and equipment, net	9,389	11,063
Bank-owned life insurance	272,546	264,559
Other real estate owned	173	816
Goodwill and other intangibles	15,195	16,499
Other assets	298,052	185,672
Total assets	$11,520,717	$9,833,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,343,391	$1,122,171
Interest bearing	7,305,545	6,020,065
Total deposits	8,648,936	7,142,236
Federal funds purchased	538,000	187,000
FHLB advances	850,000	1,248,070
Other borrowings	123,630	123,871
Subordinated debt	181,115	108,977
Accrued interest payable and other liabilities	126,241	66,455
Total liabilities	10,467,922	8,876,609
Commitments and contingencies (NOTE 21)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2019 and 2018	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,617,410 and 32,252,488 shares issued as of December 31, 2019 and 2018; 31,336,791 and 31,003,028 shares outstanding as of December 31, 2019 and 2018	32,617	32,252
Additional paid in capital	444,218	434,314
Retained earnings	381,519	316,651
Accumulated other comprehensive loss, net	(1,250)	(22,663)
Treasury stock, at cost (1,280,619 and 1,249,460 shares as of December 31, 2019 and 2018)	(21,780)	(21,209)
Total shareholders’ equity	1,052,795	956,816
Total liabilities and shareholders’ equity	$11,520,717	$9,833,425
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Interest income:
Loans and leases	$431,491	$373,234	$339,936
Investment securities	23,713	33,209	25,153
Other	8,535	11,508	7,761
Total interest income	463,739	417,951	372,850
Interest expense:
Deposits	141,464	110,808	67,582
FHLB advances	26,519	31,043	21,130
Subordinated debt	6,983	6,737	6,739
Federal funds purchased and other borrowings	11,463	11,486	10,056
Total interest expense	186,429	160,074	105,507
Net interest income	277,310	257,877	267,343
Provision for loan and lease losses	24,227	5,642	6,768
Net interest income after provision for loan and lease losses	253,083	252,235	260,575
Non-interest income:
Interchange and card revenue	28,941	30,695	41,509
Deposit fees	12,815	7,824	10,039
Commercial lease income	12,051	5,354	647
Bank-owned life insurance	7,272	7,620	7,219
Mortgage warehouse transactional fees	7,128	7,158	9,345
Gain (loss) on sale of SBA and other loans	2,770	3,294	4,223
Mortgage banking income	66	606	875
Loss upon acquisition of interest-only GNMA securities	(7,476)	—	—
Impairment loss on investment securities	—	—	(12,934)
Gain (loss) on sale of investment securities	1,001	(18,659)	8,800
Unrealized gain (loss) on investment securities	1,299	(1,634)	—
Other	15,071	16,740	9,187
Total non-interest income	80,938	58,998	78,910
Non-interest expense:
Salaries and employee benefits	107,632	104,841	95,518
Technology, communication and bank operations	43,481	44,454	45,885
Professional services	25,109	20,237	28,051
Occupancy	13,098	11,809	11,161
Commercial lease depreciation	9,473	4,388	522
FDIC assessments, non-income taxes, and regulatory fees	5,861	8,642	7,906
Provision for operating losses	9,638	5,616	6,435
Advertising and promotion	4,044	2,446	1,470
Merger and acquisition related expenses	100	4,391	410
Loan workout	1,687	2,183	2,366
Other real estate owned	398	449	570
Other	11,380	10,723	15,312
Total non-interest expense	231,901	220,179	215,606
Income before income tax expense	102,120	91,054	123,879
Income tax expense	22,793	19,359	45,042
Net income	79,327	71,695	78,837
Preferred stock dividends	14,459	14,459	14,459
Net income available to common shareholders	$64,868	$57,236	$64,378
Basic earnings per common share	$2.08	$1.81	$2.10
Diluted earnings per common share	$2.05	$1.78	$1.97
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$79,327	$71,695	$78,837
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	49,688	(46,069)	12,266
Income tax effect	(12,919)	11,978	(4,378)
Reclassification adjustments for (gains) losses included in net income	(1,001)	18,659	(8,800)
Income tax effect	260	(4,851)	3,432
Net unrealized gains (losses) on available for sale debt securities	36,028	(20,283)	2,520
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(21,157)	1,995	666
Income tax effect	5,501	(518)	(260)
Reclassification adjustment for (gains) losses included in net income	1,407	(2,917)	2,634
Income tax effect	(366)	758	(1,027)
Net unrealized gains (losses) on cash flow hedges	(14,615)	(682)	2,013
Other comprehensive income (loss), net of income tax effect	21,413	(20,965)	4,533
Comprehensive income (loss)	$100,740	$50,730	$83,370
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2016	9,000,000	$217,471	30,289,917	$30,820	$427,008	$193,698	$(4,892)	$(8,233)	$855,872
Net income	—	—	—	—	—	78,837	—	—	78,837
Other comprehensive income (loss)	—	—	—	—	—	—	4,533	—	4,533
Preferred stock dividends(1)	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	6,088	—	—	—	6,088
Exercise of warrants	—	—	74,161	74	985	—	—	—	1,059
Issuance of common stock under share-based-compensation arrangements	—	—	1,018,425	1,019	(11,985)	—	—	—	(10,966)
Balance, December 31, 2017	9,000,000	217,471	31,382,503	31,913	422,096	258,076	(359)	(8,233)	920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	71,695	—	—	71,695
Other comprehensive income (loss)	—	—	—	—	—	—	(20,965)	—	(20,965)
Preferred stock dividends(1)	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	8,605	—	—	—	8,605
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based-compensation arrangements	—	—	334,483	334	3,506	—	—	—	3,840
Repurchase of common shares	—	—	(719,200)	—	—	—	—	(12,976)	(12,976)
Balance, December 31, 2018	9,000,000	217,471	31,003,028	32,252	434,314	316,651	(22,663)	(21,209)	956,816
Net income	—	—	—	—	—	79,327	—	—	79,327
Other comprehensive income (loss)	—	—	—	—	—	—	21,413	—	21,413
Preferred stock dividends(1)	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	8,898	—	—	—	8,898
Issuance of common stock under share-based-compensation arrangements	—	—	364,922	365	1,006	—	—	—	1,371
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
(1)Dividends per share of $1.75, $1.63, $1.61, and $1.50 per share were declared on Series C, D, E, and F preferred stock for the years ended December 31, 2019, 2018, and 2017, respectively.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$79,327	$71,695	$78,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	24,227	5,642	6,768
Depreciation and amortization	22,879	14,157	10,801
Share-based compensation expense	9,851	9,740	7,167
Deferred taxes	14,516	9,303	14,820
Net amortization of investment securities premiums and discounts	1,016	1,403	702
Unrealized (gain) loss on investment securities	(1,299)	1,634	—
(Gain) loss on sale of investment securities	(1,001)	18,659	(8,800)
Loss upon acquisition of interest-only GNMA securities	7,476	—	—
Impairment loss on investment securities	—	—	12,934
(Gain) loss on sale of loans	(2,804)	(3,913)	(4,898)
Origination of loans held for sale	(48,044)	(31,699)	(41,172)
Proceeds from the sale of loans held for sale	47,455	32,676	40,656
Amortization of fair value discounts and premiums	893	194	88
Net (gain) loss on sales of other real estate owned	137	183	154
Valuation and other adjustments to other real estate owned	62	153	298
Earnings on investment in bank-owned life insurance	(7,272)	(7,620)	(7,219)
(Increase) decrease in accrued interest receivable and other assets	(84,141)	(34,614)	(32,256)
Increase (decrease) in accrued interest payable and other liabilities	15,002	9,881	(16,687)
Net Cash Provided by (Used in) Operating Activities	78,280	97,474	62,193
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments on investment securities	38,709	44,313	48,124
Proceeds from sales of investment securities available for sale	97,555	476,182	769,203
Purchases of investment securities available for sale	—	(763,242)	(796,594)
Origination of mortgage warehouse loans	(31,782,542)	(27,209,330)	(30,084,255)
Proceeds from repayments of mortgage warehouse loans	30,900,905	27,597,318	30,407,662
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	239,018	59,534	(960,372)
Proceeds from sale of loans	273,388	110,526	462,518
Purchase of loans	(1,167,417)	(397,888)	(262,641)
Proceeds from bank-owned life insurance	—	529	1,418
Purchases of bank-owned life insurance	—	—	(90,000)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	5,471	16,233	(37,510)
Purchases of bank premises and equipment	(1,705)	(1,777)	(2,135)
Proceeds from sales of other real estate owned	735	2,213	1,680
Purchases of university relationship intangible asset	—	(1,502)	—
Purchases of leased assets under lessor operating leases	(48,552)	(37,207)	(22,223)
Net Cash Provided by (Used in) Investing Activities	(1,444,435)	(104,098)	(565,125)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,506,700	342,094	(503,633)
Net increase (decrease) in short-term borrowed funds from the FHLB	(748,070)	(363,790)	743,060
Net increase (decrease) in federal funds purchased	351,000	32,000	72,000
Proceeds from long-term borrowed funds from the FHLB	350,000	—	—
Proceeds from issuance of subordinated long-term debt	72,030	—	—
Proceeds from issuance of other long-term borrowings	24,477	—	98,564
Repayments of other borrowings	(25,000)	(63,250)	—
Preferred stock dividends paid	(14,459)	(14,459)	(14,459)
Exercise of warrants	—	112	1,059
Purchase of treasury stock	(571)	(12,976)	—
Payments of employee taxes withheld from share-based awards	(1,732)	(880)	(14,761)
Proceeds from issuance of common stock	2,150	3,585	2,716
Net Cash Provided by (Used in) Financing Activities	1,516,525	(77,564)	384,546
Net Increase (Decrease) in Cash and Cash Equivalents	150,370	(84,188)	(118,386)
Cash and Cash Equivalents – Beginning	62,135	146,323	264,709
Cash and Cash Equivalents – Ending	$212,505	$62,135	$146,323
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Supplementary Cash Flow Information:
Interest paid	$182,596	$160,384	$101,575
Income taxes paid	7,410	4,794	40,282
Noncash Operating and Investing Activities:
Transfer of loans to other real estate owned	$291	$1,639	$750
Transfer of loans held for investment to held for sale	499,774	—	150,638
Transfer of loans held for sale to held for investment	—	129,691	—
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	17,157	—	—
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	1,325	—	—
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF THE BUSINESS
Customers Bancorp, Inc. ("Customers Bancorp") is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank ("the Bank"), collectively referred to as “Customers” herein.
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; and nationally for certain loan and deposit products.  The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia, Pennsylvania; Washington, D.C.; and Chicago, Illinois. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Through BankMobile, a division of Customers Bank, Customers offers state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. The accounting and reporting policies of Customers Bancorp and subsidiaries are in conformity with U.S. GAAP and predominant practices of the banking industry.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The ALLL and the valuation of the interest-only GNMA securities are material estimates that are particularly susceptible to significant change in the near-term.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Customers Bancorp and its wholly owned subsidiaries, including Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., as well as Customers Bank's wholly owned subsidiaries, BankMobile Technologies, Inc., Customers Commercial Finance, LLC and Devon Service PA LLC. All intercompany balances and transactions have been eliminated in consolidation.
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

Restrictions on Cash and Amounts due from Banks
The Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank.  Customers Bank generally maintains balances in excess of the required levels at the Federal Reserve Bank. At December 31, 2019 and 2018, these required reserve balances were $69.1 million and $58.4 million, respectively.
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
Investment Securities
Customers acquires securities, largely agency-guaranteed mortgage-backed securities and corporate notes, to effectively utilize cash and capital and to generate earnings. Security transactions are recorded as of the trade date. Debt securities are classified at the time of acquisition as available for sale, HTM or trading, and their classification determines the accounting as follows:
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
Interest-only GNMA securities: On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction, as further described in NOTE 5 – INVESTMENT SECURITIES. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities, with changes in fair value reported as unrealized gain (loss) on investment securities within non-interest income. The fair value of these securities at December 31, 2019 was $16.3 million.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. There were no securities classified as HTM as of December 31, 2019 and 2018.
Equity securities: Equity securities are carried at their fair value, with changes in fair value reported in other non-interest income beginning in 2018. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. For years ended December 31, 2017 and prior, equity securities were classified as available for sale and carried at fair value, with unrealized gains or losses reported as increases or decreases in AOCI, net of the related deferred tax effect.
For available for sale and HTM debt securities, management periodically assesses whether the securities are OTTI. OTTI means that management believes a security’s decline in fair value below its amortized cost basis is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default and/or other factors. When a HTM or available for sale debt security is assessed for OTTI, management has to first consider (a) whether Customers intends to sell the security, and (b) whether it is more likely than not that Customers will be required to sell the security prior to recovery of its amortized cost basis.
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
On January 1, 2018, Customers adopted the new accounting standard for financial instruments, which requires equity securities to be measured at fair value, except those accounted for under the equity method of accounting, with changes in fair value recognized in earnings in the period in which they occur and will no longer be deferred in AOCI. The adoption of this guidance resulted in a $1.0 million increase to beginning retained earnings and a $1.0 million decrease to beginning AOCI.
Loan Accounting Framework
The accounting for a loan depends on management’s strategy for the loan and on whether the loan was credit impaired at the date of acquisition. The Bank accounts for loans based on the following categories:
•Loans held for sale,
•Loans at fair value,
•Loans receivable and
•Purchased loans.
The discussion that follows describes the accounting for loans in these categories.
Loans Held for Sale and Loans at Fair Value
Loans originated or purchased by Customers with the intent to sell them in the secondary market are carried either at the lower of cost or fair value, determined in the aggregate, or at fair value, depending upon an election made at the time the loan is originated or purchased. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans accounted for at the lower of cost or fair value are recognized in earnings based on the difference between the proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.
As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value. When the amortized cost of the loan exceeds its fair value at the date of transfer to the held-for-sale portfolio, the excess will be recognized as a charge against the ALLL to the extent the loan's reduction in fair value has already been provided for in the ALLL. Any subsequent lower of cost or fair value adjustments are recognized as a valuation allowance with charges recognized in non-interest income.
Loans originated or purchased by Customers with the intent to sell them for which fair value accounting is elected are reported at fair value, with changes in fair value recognized in earnings in the period in which they occur. Upon sale, any difference between the proceeds received and the carrying amount of the loan is recognized in earnings. No fees or costs related to such loans are deferred, so they do not affect the gain or loss calculation at the time of sale.
An ALLL is not maintained on loans designated as held for sale or reported at fair value.
Loans Receivable - Mortgage Warehouse, at Fair Value
Certain mortgage warehouse lending transactions subject to master repurchase agreements are reported at fair value based on an election made to account for the loans at fair value. Pursuant to these agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans and receives proceeds directly from third party investors when the loans are sold into the secondary market. Commercial mortgage warehouse loans are classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on the consolidated balance sheets.
An ALLL is not maintained on loans reported at fair value.
Loans and Leases Receivable
Loans and leases receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of an ALLL and any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan and lease origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans and leases using the level-yield method without anticipating prepayments. Customers is amortizing these amounts over the contractual life of the loans and leases.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan or lease may remain on accrual status if it is in the process of collection and is well secured.  When a loan or lease is placed on non-accrual status, unpaid accrued interest previously credited to income is reversed. Interest received on non-accrual loans and leases is generally applied against principal until all principal has been recovered.  Thereafter, payments are recognized as interest income until all unpaid amounts have been received.  Generally, loans and leases are restored to accrual status when the loan is brought current and has performed in accordance with the contractual terms for a minimum of six months, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Purchased Loans
Customers believes that the varying circumstances under which it purchaes loans and the diverse credit quality of loans purchased should drive the decision as to whether loans in a portfolio should be deemed to be PCI loans. Therefore, loan purchases are evaluated on a case-by-case basis to determine the appropriate accounting treatment. Loans purchased that do not have evidence of credit deterioration at the purchase date are accounted for in accordance with ASC 310-10, and loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Loans that are purchased that do not have evidence of credit deterioration
Purchased performing loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized or accreted as an adjustment to yield over the estimated contractual lives of the loans. There is no ALLL established at the purchase date for purchased performing loans. An ALLL is recorded for any credit deterioration in these loans subsequent to the purchase.
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
Allowance for Loan and Lease Losses
The ALLL is Management's estimate of the probable losses inherent in the loan portfolio as of the balance sheet date and are recognized through provisions for loan and lease losses. Loans and leases deemed to be uncollectible are charged against the ALLL, and subsequent recoveries, if any, are credited to the ALLL. The ALLL is maintained at a level considered appropriate to absorb probable incurred loan and lease losses inherent in the loan and lease portfolio as of the reporting date.
Customers segments its loan and lease portfolio into groups of loans with similar risk characteristics for purposes of estimating the ALLL.
Customers' loan and lease groups include multi-family, commercial and industrial, owner and non-owner occupied commercial real estate, construction, residential real estate, manufactured housing, other consumer and PCI loans. SBA loans are further segmented. Customers also further segments its residential real estate portfolio into two classes based upon certain risk characteristics: first-mortgage loans and home equity loans and lines of credit.  The remaining loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Additionally, within each loan group the acquired loans that are accounted for under ASC 310-10 are further segmented.
The total ALLL consists of an allowance for impaired loans, a general allowance for losses and may also include residual non-specific reserve amounts. Management performs a quarterly assessment of the adequacy of the ALLL, which is based on Customers' past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan and lease portfolio, current economic conditions, peer and industry data and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. Customers' current methodology for determining the ALLL is based on historical loss rates, peer and industry data, current economic conditions, risk ratings, allowances on loans and leases identified as impaired and other qualitative adjustments as considered appropriate.
The impaired-loan and lease component of the ALLL generally relates to loans and leases for which it is probable that Customers will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Customers analyzes certain loans and leases in its portfolio for impairment in accordance with ASC 310-10-35. Customers' impaired loans and leases generally include loans and leases that have been (i) placed on non-accrual, (ii) restructured in a TDR, regardless of their payment status and (iii) charged-off to their net realizable value. For such loans and leases, an allowance is established when the (i) discounted cash flows, (ii) collateral value or (iii) the impaired loan or lease estimated fair value is lower than the carrying value of the loan or lease.
The general component of the ALLL covers groups of loans and leases by loan and lease class, including commercial loans and leases not considered impaired, as well as smaller balance homogeneous loans, such as other consumer loans, residential real estate, home equity loans, and home equity lines of credit. These pools of loans and leases are evaluated for loss exposure based upon industry, peer or Customers' historical loss rates for each of these groups of loans and leases. After determining the appropriate historical loss rate for each group of loans and leases, management considers current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. The overall effect of these factors is recorded as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to the loan group. The qualitative factors that management generally considers include the following:
•National, regional and local economic and business conditions, including review of changes in the unemployment rate;
•Volume and severity of past-due loans, non-accrual loans and classified loans;
•Lending policies and procedures, including underwriting standards and historically based loss/collection, charge-off and recovery practices;
•Nature and volume of the portfolio;
•Existence and effect of any credit concentrations and changes in the level of such concentrations;
•Risk ratings;
•Changes in the values of collateral for collateral dependent loans;
•Changes in the quality of the loan review system;
•Experience, ability and depth of lending management and staff; and
•Other external factors, such as changes in the legal, regulatory or competitive environment.
A residual reserve may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual reserve amount reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating credit losses in the loan and lease portfolio.
The discussion that follows describes Customers' underwriting policies for its primary lending activities and its credit monitoring and charge-off practices.
Commercial and industrial loans and leases are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay its obligation as agreed. Commercial and industrial loans and leases are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan or lease facility. Accordingly, the repayment of a commercial and industrial loan or lease depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.
Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans rely on the value associated with the project upon completion. The cost and valuation amounts used are estimates and may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of the developed property. These loans are closely monitored by on-site inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest-rate sensitivity and governmental regulation of real property.
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
Other consumer loans consist primarily of unsecured loans to individuals which are originated through Customers' retail network or acquired through purchases from third parties, primarily market place lenders. None of the loans are sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any.  The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.
Delinquency status and other borrower characteristics are used to monitor loans and leases and identify credit risks, and the general reserves are established based on the expected incurred net charge-offs, adjusted for qualitative factors.
Charge-offs on commercial and industrial, construction, multi-family and commercial real estate loans and leases are recorded when management estimates that there are insufficient cash flows to repay the contractual loan obligation based upon financial information available and valuation of the underlying collateral. Shortfalls in the underlying collateral value for loans or leases determined to be collateral dependent are charged-off immediately.
Customers also takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or allowance associated with an impaired loan or lease. Accordingly, Customers may charge-off a loan or lease to a value below the net appraised value if it believes that an expeditious liquidation is desirable under the circumstance, and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, Customers may carry a loan or lease at a value that is in excess of the appraised value in certain circumstances, such as when Customers has a guarantee from a borrower that Customers believes has realizable value. In evaluating the strength of any guarantee, Customers evaluates the financial wherewithal of the guarantor, the guarantor’s reputation and the guarantor’s willingness and desire to work with Customers. Customers then conducts a review of the strength of the guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
Customers records charge-offs for residential real estate, other consumer and manufactured housing loans after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. Customers may also charge-off these loans below the net appraised valuation if Customers holds a junior-mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior-mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately sell the property and the volatile market conditions. In such cases, Customers may abandon its junior mortgage and charge-off the loan balance in full.
Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate and construction loans and leases are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and other consumer loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing loans, and other consumer loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality risk ratings refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES.
Impaired Loans and Leases
A loan or lease is generally considered impaired when, based on current information and events, it is probable that Customers will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement.  Customers' impaired loans and leases generally include loans and leases that have been (i) placed on non-accrual, (ii) restructured in a TDR, regardless of their payment status and (iii) charged-off to their net realizable value. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
Impairment is generally measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to liquidate the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of Customers' collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, third-party licensed appraiser using comparable market data. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant, using comparable market data. Similarly, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
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
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. If there is a goodwill impairment charge, it will be the amount by which the reporting unit's carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same annual impairment test is applied to goodwill at all reporting units. Customers applies a qualitative assessment for its reporting units to determine if the one-step quantitative impairment test is necessary.
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

As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance, indicative deal values and other trends specific to the banking and financial technology industries. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2019 and 2018, goodwill and other intangible assets totaled $15.2 million and $16.5 million, respectively.
FHLB, Federal Reserve Bank and other restricted stock
FHLB, Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the FHLB, the Federal Reserve Bank and Atlantic Community Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2019 and 2018, was $84.2 million and $89.7 million, respectively, which included $60.8 million and $67.3 million, respectively, of FHLB stock.
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
Bank-Owned Life Insurance
BOLI policies insure the lives of officers of Customers and name Customers as beneficiary. Non-interest income is generated tax free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. Cash proceeds received from the settlement of the BOLI policies are tax-free and can be used to partially offset costs associated with employee compensation and benefit programs.
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
Lessor Operating Leases
Leased assets under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to their expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in other non-interest income on a straight-line basis over the lease term. Customers periodically reviews its leased assets for impairment. An impairment loss is recognized if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the leased asset.
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
A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process.  A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. See NOTE 15 - INCOME TAXES for additional information.
Share-Based Compensation
Customers has four share-based compensation plans. Share-based-compensation accounting guidance requires that the compensation cost relating to share-based-payment transactions be recognized in earnings.  The cost is measured based on the grant-date fair value of the equity instruments issued. The Black-Scholes model is used to estimate the fair value of stock options, while the closing market price of Customers’ common stock on the date of grant is used for restricted stock awards.
Compensation cost for all share-based awards is calculated and recognized over the team member's service period, defined as the vesting period.  For performance-based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers' accounting policy election is to recognize forfeitures as they occur.
In 2014, the shareholders of Customers Bancorp approved an ESPP. Because the purchase price under the plan is 85% (a 15% discount to the market price) of the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. See NOTE 14 - SHARE-BASED COMPENSATION for additional information.
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
Segment Information
Customers' chief operating decision makers allocate resources and assess performance for two distinct business segments, "Customers Bank Business Banking" and "BankMobile." The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington, D.C., and Illinois through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with existing and potential white label partners. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Additional information regarding reportable segments can be found in NOTE 24 - BUSINESS SEGMENTS.

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
Beginning in March 2014, Customers entered into pay-fixed interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. Customers documented and designated these interest-rate swaps as cash flow hedges. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is also recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. As of December 31, 2019, Customers had four financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $725.0 million. As of December 31, 2018, Customers had six financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $750.0 million.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings. At December 31, 2019 and 2018, Customers had an outstanding notional balance of credit derivatives of $167.1 million and $94.9 million, respectively.
In accordance with the FASB’s fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See NOTE 20 - DERIVATIVE INSTRUMENTS for additional information.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes changes in unrealized gains and losses on debt securities available for sale arising during the period and reclassification adjustments for realized gains and losses on debt securities available for sale included in net income. Other comprehensive income (loss) also includes the effective and ineffective portion of changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Earnings per Share
Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS includes all potentially dilutive common shares outstanding during the period.  Potential common shares that may be issued related to outstanding stock options, restricted stock units and warrants are determined using the treasury stock method. The treasury stock method assumes that the proceeds received for common shares that may be issued for outstanding stock options, restricted stock units, and warrants are used to repurchase the common shares in the market.
Loss Contingencies
Loss contingencies, including claims and legal, regulatory and governmental actions and proceedings arise in the ordinary course of business. In accordance with applicable accounting guidance, Customers establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As facts and circumstances evolve, Customers, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, Customers will establish an accrued liability and record a corresponding amount of litigation-related expense. Customers continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
Collaborative Arrangements
In the normal course of business, Customers may enter into collaborative arrangements primarily to develop and commercialize banking products to its partners' customers. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity where both Customers and the collaborating partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Collaborative activities typically include research and development, technology, product development, marketing, and day-to-day operations of the banking product. These arrangements often require the sharing of revenue and expense. Net interest income, non-interest income, and non-interest expenses incurred pursuant to these arrangements are reported net of any payments due to or amounts due from Customers' collaboration partners. Reimbursement of non-interest expenses are reported in other non-interest expense and are recognized at the time the collaborative party becomes obligated to pay.
For the years ended December 31, 2019, 2018 and 2017, net amounts recognized for payments due to or due from collaborative partners for net interest income and non-interest income were not considered material. For the years ended December 31, 2019, 2018 and 2017, Customers recognized $7.7 million, $8.4 million and $2.4 million, respectively, in non-interest expense reimbursements from collaborative arrangements.

Recently Issued Accounting Standards
Accounting Standards Adopted in 2019
During 2019, Customers has adopted the following FASB ASUs, none of which had a material impact to Customers’ consolidated financial statements:

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
• The adoption of the ASU for Customers' lessor equipment finance business did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
• See NOTE 8 - LEASES.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities Issued March 2017
• Requires that premiums for certain callable debt securities held be amortized to their earliest call date.
• Effective on January 1, 2019.
• Adoption of this new guidance must be applied on a modified retrospective approach.
• Customers adopted on January 1, 2019. • The adoption did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
• Effective January 1, 2019.
• Customers adopted on January 1, 2019. • The adoption did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
• Effective January 1, 2019.
• Customers adopted on January 1, 2019. • The adoption did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Adopted on January 1, 2020

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

• Customers adopted on January 1, 2020.
• The adoption of this guidance relating to Topics 815 and 825 did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements. Please refer to ASU 2016-13 for further discussion on Customers' adoption of ASU 2016-13 (Topic 326).

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
• Customers adopted on January 1, 2020. • The adoption of this guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Adopted on January 1, 2020 (continued)

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
• Customers adopted on January 1, 2020. • The adoption of this guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
• For available for sale debt securities, entities will be required to record allowances for credit losses rather than reduce the carrying amount, as they do today under the OTTI model, and will be allowed to reverse previously established allowances in the event the credit of the issuer improves.
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

• Customers will adopt on January 1, 2020.
• Customers has established a company-wide, cross-discipline governance structure, which provides implementation oversight and continues evaluating the impact of this ASU and reviewing the loss modeling requirements consistent with expected credit loss estimates.
• Customers utilizes a third-party vendor to assist in the implementation process of its new model.
• Customers utilizes lifetime loss rate models for its commercial real estate, commercial and industrial, and consumer portfolios. As Customers' loan portfolios have not been subject to a full economic credit cycle, expected lifetime loss rates for its commercial loan portfolios are calibrated based on its peer groups' historical loss rates. Expected lifetime loss rates for Customers' consumer loan portfolio is based on industry data, as the majority of the portfolio has been purchased from third-parties and originated nationwide. Additionally, the expected loss rates include reasonable and supportable forecasts of macroeconomic conditions.
• Implementation efforts are continuing to focus on model validation, model calibration, qualitative factors, developing new disclosures, finalizing formal policies and procedures and other governance and control enhancements and documentation.
• Customers continues to analyze and modify the calculations. Based on the work to date, Customers does expect a significant increase in the ALLL upon adoption. For regulatory capital purposes, Customers will phase in the CECL adjustment over a 3-year period.

NOTE 3 – EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
	2019	2018	2017
(amounts in thousands, except share and per share data)
Net income available to common shareholders	$64,868	$57,236	$64,378

Weighted-average number of common shares outstanding – basic	31,183,841	31,570,118	30,659,320
Share-based compensation plans	462,375	658,739	1,917,451
Warrants	—	4,241	19,906
Weighted-average number of common shares – diluted	31,646,216	32,233,098	32,596,677

Basic earnings per common share	$2.08	$1.81	$2.10
Diluted earnings per common share	$2.05	$1.78	$1.97
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2019	2018	2017
Anti-dilutive securities:
Share-based compensation awards	2,172,157	1,138,251	1,059,225

NOTE 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019 and 2018. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss).

	Available for Sale Securities
(amounts in thousands)	Unrealized Gains (Losses)	Foreign Currency Items	Total Unrealized Gains (Losses) (2)	Unrealized Gains (Losses) on Cash Flow Hedges (3)	Total
Balance, December 31, 2017	$(249)	$88	$(161)	$(198)	$(359)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act (1)	(256)	—	(256)	(42)	(298)
Reclassification of the net unrealized gains on equity securities (1)	(953)	(88)	(1,041)	—	(1,041)
Balance after reclassification adjustments on January 1, 2018	(1,458)	—	(1,458)	(240)	(1,698)
Current period:
Unrealized gains (losses) arising during period, before tax	(46,069)	—	(46,069)	1,995	(44,074)
Income tax effect	11,978	—	11,978	(518)	11,460
Other comprehensive income (loss) before reclassifications	(34,091)	—	(34,091)	1,477	(32,614)
Reclassification adjustments for losses (gains) included in net income, before tax	18,659	—	18,659	(2,917)	15,742
Income tax effect	(4,851)	—	(4,851)	758	(4,093)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	13,808	—	13,808	(2,159)	11,649
Net current-period other comprehensive income (loss)	(20,283)	—	(20,283)	(682)	(20,965)
Balance, December 31, 2018	(21,741)	—	(21,741)	(922)	(22,663)
Current period:
Unrealized gains (losses) arising during period, before tax	49,688	—	49,688	(21,157)	28,531
Income tax effect	(12,919)	—	(12,919)	5,501	(7,418)
Other comprehensive income (loss) before reclassifications	36,769	—	36,769	(15,656)	21,113
Reclassification adjustments for losses (gains) included in net income, before tax	(1,001)	—	(1,001)	1,407	406
Income, tax effect	260	—	260	(366)	(106)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(741)	—	(741)	1,041	300
Net current-period other comprehensive income (loss)	36,028	—	36,028	(14,615)	21,413
Balance, December 31, 2019	$14,287	$—	$14,287	$(15,537)	$(1,250)
(1)Amounts reclassified from accumulated other comprehensive income (loss) on January 1, 2018 as a result of the adoption of ASU 2018-02 and ASU 2016-01 resulted in a decrease in accumulated other comprehensive income of $1.3 million and a corresponding increase in retained earnings for the same amount.
(2)Reclassification amounts for available for sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(3)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income or other non-interest income on the consolidated statements of income for gains recognized from the discontinuance of cash flow hedge accounting for certain interest rate swaps. No cash flow hedges were discontinued during the year ended December 31, 2019. During the year ended December 31, 2018, a reclassification amount of $95 thousand ($70 thousand net of taxes) was reported as a reduction to interest expense on FHLB advances on the consolidated statements of income and a reclassification amount of $2.8 million ($2.1 million net of taxes) was reported as other non-interest income on the consolidated statements of income from the discontinuance of cash flow hedge accounting for certain interest rate swaps.

NOTE 5 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Agency-guaranteed residential mortgage-backed securities	$273,252	$5,069	$—	$278,321
Corporate notes (1)	284,639	14,238	—	298,877
Available for sale debt securities	$557,891	$19,307	$—	577,198
Interest-only GNMA securities (2)				16,272
Equity securities (3)				2,406
Total investment securities, at fair value				$595,876

	December 31, 2018
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Agency-guaranteed residential mortgage-backed securities	$311,267	$—	$(5,893)	$305,374
Corporate notes (1)	381,407	920	(24,407)	357,920
Available for sale debt securities	$692,674	$920	$(30,300)	663,294
Equity securities (3)				1,718
Total investment securities, at fair value				$665,012
(1)At December 31, 2019, includes corporate securities issued by domestic bank holding companies. At December 31, 2018, includes corporate securities issued by other domestic and foreign bank holding companies.
(2)Reported at fair value with fair value changes recorded in non-interest income based on fair value option election.
(3)Includes equity securities issued by a foreign entity.
On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the year ended December 31, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities. The fair value of these securities at December 31, 2019 was $16.3 million.
During the year ended December 31, 2019, Customers recognized unrealized gains of $1.3 million on its interest-only GNMA securities and equity securities. During the year ended December 31, 2018, Customers recognized unrealized losses of $1.6 million on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
The following table presents proceeds from the sale of available for sale debt securities and gross gains and gross losses realized on those sales:

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017

Proceeds from sale of available for sale debt securities	$97,555	$476,182	$769,203
Gross gains	$1,931	$—	$8,808
Gross losses	(930)	(18,659)	(8)
Net gains (losses)	$1,001	$(18,659)	$8,800

These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table presents debt securities by stated maturity. Debt securities backed by mortgages and interest-only GNMA securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2019
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	15,000	15,206
Due after five years through ten years	267,639	281,607
Due after ten years	2,000	2,064
Agency-guaranteed residential mortgage-backed securities	273,252	278,321
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities	—	16,272
Total debt securities	$557,891	$593,470
At December 31, 2019, there were no available for sale debt securities in an unrealized loss position. Gross unrealized losses and fair value of Customers' available for sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 were as follows:

	December 31, 2018
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Agency-guaranteed residential mortgage-backed securities	$305,374	$(5,893)	$—	$—	$305,374	$(5,893)
Corporate notes	310,036	(24,407)	—	—	310,036	(24,407)
Total	$615,410	$(30,300)	$—	$—	$615,410	$(30,300)
At December 31, 2019 and 2018, Customers Bank had pledged investment securities aggregating $20.4 million and $23.0 million in fair value, respectively, as collateral against its borrowings primarily with the FHLB and an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At December 31, 2019 and 2018, no securities holdings of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2019 and 2018 was as follows:

	December 31,
(amounts in thousands)	2019	2018
Commercial loans:
Multi-family loans, at lower of cost or fair value	$482,873	$—
Total commercial loans held for sale	482,873	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	—
Residential mortgage loans, at fair value	2,130	1,507
Total consumer loans held for sale	3,455	1,507
Loans held for sale	$486,328	$1,507
Effective September 30, 2019, Customers Bank transferred $499.8 million of multi-family loans from loans and leases receivable (held for investment) to loans held for sale. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2019, the carrying value of these loans approximates their fair value.
NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents loans and leases receivable as of December 31, 2019 and 2018:

	December 31,
(amounts in thousands)	2019	2018
Loans receivable, mortgage warehouse, at fair value	$2,245,758	$1,405,420
Loans receivable:
Commercial:
Multi-family	1,909,274	3,285,297
Commercial and industrial (including owner occupied commercial real estate) (1)	2,441,987	1,951,277
Commercial real estate non-owner occupied	1,223,529	1,125,106
Construction	118,418	56,491
Total commercial loans and leases receivable	5,693,208	6,418,171
Consumer:
Residential real estate	375,014	566,561
Manufactured housing	70,398	79,731
Other consumer	1,178,283	74,035
Total consumer loans receivable	1,623,695	720,327
Loans and leases receivable	7,316,903	7,138,498
Deferred (fees) costs and unamortized (discounts) premiums, net	2,085	(424)
Allowance for loan and lease losses	(56,379)	(39,972)
Total loans and leases receivable, net of allowance for loan and lease losses	$9,508,367	$8,503,522
(1)Includes direct finance equipment leases of $89.2 million and $54.5 million at December 31, 2019 and 2018, respectively.
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
Loans receivable, mortgage warehouse, at fair value:
Mortgage warehouse loans consist of commercial loans to mortgage companies. These mortgage warehouse lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The mortgage warehouse loans are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life under 30 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.
At December 31, 2019 and 2018, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ALLL and are therefore excluded from ALLL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2019 and 2018:

	December 31, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non- accrual	Current (2)	Purchased-credit-impaired loans (3)	Total loans and leases (4)
Multi-family	$2,133	$—	$2,133	$4,117	$1,901,336	$1,688	$1,909,274
Commercial and industrial	2,395	—	2,395	4,531	1,882,700	354	1,889,980
Commercial real estate owner occupied	5,388	—	5,388	1,963	537,992	6,664	552,007
Commercial real estate non-owner occupied	8,034	—	8,034	76	1,211,892	3,527	1,223,529
Construction	—	—	—	—	118,418	—	118,418
Residential real estate	5,924	—	5,924	6,128	359,491	3,471	375,014
Manufactured housing (5)	3,699	1,794	5,493	1,655	61,649	1,601	70,398
Other consumer	5,756	—	5,756	1,551	1,170,793	183	1,178,283
Total	$33,329	$1,794	$35,123	$20,021	$7,244,271	$17,488	$7,316,903

	December 31, 2018
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non- accrual	Current (2)	Purchased-credit-impaired loans (3)	Total loans and leases (4)
Multi-family	$—	$—	$—	$1,155	$3,282,452	$1,690	$3,285,297
Commercial and industrial	1,914	—	1,914	17,764	1,353,586	536	1,373,800
Commercial real estate owner occupied	193	—	193	1,037	567,809	8,438	577,477
Commercial real estate non-owner occupied	1,190	—	1,190	129	1,119,443	4,344	1,125,106
Construction	—	—	—	—	56,491	—	56,491
Residential real estate	5,940	—	5,940	5,605	550,679	4,337	566,561
Manufactured housing (5)	3,926	2,188	6,114	1,693	69,916	2,008	79,731
Other consumer	200	—	200	111	73,503	221	74,035
Total	$13,363	$2,188	$15,551	$27,494	$7,073,879	$21,574	$7,138,498
(1)Includes past-due loans and leases that are accruing interest because collection is considered probable.
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
(5)Certain manufactured housing loans purchased in 2010 are supported by cash reserves held at the Bank of $0.1 million and $0.5 million at December 31, 2019 and 2018, respectively, which are used to fund past-due payments when the loan becomes 90 days or more delinquent. Each quarter, these funds are evaluated to determine if they would be sufficient to absorb the probable incurred losses within the manufactured housing portfolio.
As of both December 31, 2019 and 2018, the Bank had $0.2 million, respectively, of residential real estate held in OREO. As of December 31, 2019 and 2018, the Bank had initiated foreclosure proceedings on $0.9 million and $2.1 million, respectively, in loans secured by residential real estate.

Allowance for loan and lease losses:
The changes in the ALLL for the years ended December 31, 2019 and 2018, and the loans and leases and ALLL by loan and lease type based on impairment-evaluation method as of December 31, 2019 and 2018 are presented in the tables below.

Twelve months ended December 31, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	(532)	(119)	—	—	(297)	—	(8,101)	(9,590)
Recoveries	7	1,050	236	—	136	27	—	314	1,770
Provision for loan and lease losses	(4,771)	2,893	(1,202)	150	502	(166)	915	25,906	24,227
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379

As of December 31, 2019
(amounts in thousands)
Loans and leases receivable:
Individually evaluated for impairment	$4,117	$4,591	$1,976	$76	$—	$9,063	$9,898	$1,551	$31,272
Collectively evaluated for impairment	1,903,469	1,885,035	543,367	1,219,926	118,418	362,480	58,899	1,176,549	7,268,143
Loans acquired with credit deterioration	1,688	354	6,664	3,527	—	3,471	1,601	183	17,488
Total loans and leases receivable	$1,909,274	$1,889,980	$552,007	$1,223,529	$118,418	$375,014	$70,398	$1,178,283	$7,316,903
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$523	$83	$—	$—	$44	$129	$73	$852
Collectively evaluated for impairment	6,157	14,768	2,113	4,361	1,262	2,923	897	20,420	52,901
Loans acquired with credit deterioration	—	265	39	1,882	—	251	34	155	2,626
Total allowance for loan and lease losses	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379

Twelve months ended December 31, 2018	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2017	$12,168	$10,918	$3,232	$7,437	$979	$2,929	$180	$172	$38,015
Charge-offs	—	(1,722)	(747)	—	—	(466)	—	(1,822)	(4,757)
Recoveries	—	403	326	5	241	76	—	21	1,072
Provision for loan and lease losses	(706)	2,546	509	(1,349)	(596)	1,115	(35)	4,158	5,642
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

As of December 31, 2018
(amounts in thousands)
Loans and leases receivable:
Individually evaluated for impairment	$1,155	$17,828	$1,069	$129	$—	$8,631	$10,195	$111	$39,118
Collectively evaluated for impairment	3,282,452	1,355,436	567,970	1,120,633	56,491	553,593	67,528	73,703	7,077,806
Loans acquired with credit deterioration	1,690	536	8,438	4,344	—	4,337	2,008	221	21,574
Total loans and leases receivable	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
Allowance for loan and lease losses:
Individually evaluated for impairment	$539	$261	$1	$—	$—	$41	$3	$—	$845
Collectively evaluated for impairment	10,923	11,516	3,319	4,161	624	3,227	89	2,390	36,249
Loans acquired with credit deterioration	—	368	—	1,932	—	386	53	139	2,878
Total allowance for loan and lease losses	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972

Impaired Loans - Individually Evaluated for Impairment
The following tables present the recorded investment (net of charge-offs), unpaid principal balance and related allowance by loan type for impaired loans that were individually evaluated for impairment as of December 31, 2019 and 2018 and the average recorded investment and interest income recognized for the years ended December 31, 2019, 2018 and 2017, respectively. Customers had no impaired lease receivables as of December 31, 2019 and 2018. Purchased-credit-impaired loans are considered to be performing and are not included in the tables below.

	December 31, 2019			For the Year Ended December 31, 2019
(amounts in thousands)	Recorded investment net of charge-offs	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Multi-family	$4,117	$4,117	$—	$1,223	$239
Commercial and industrial	3,084	4,726	—	7,439	1,077
Commercial real estate owner occupied	1,109	1,880	—	1,111	55
Commercial real estate non-owner occupied	76	187	—	97	7
Residential real estate	4,559	4,861	—	2,766	129
Manufactured housing	4,169	4,169	—	5,638	325
Other consumer	140	140	—	4,127	266
With an allowance recorded:
Multi-family	—	—	—	231	—
Commercial and industrial	1,507	1,507	523	3,723	64
Commercial real estate owner occupied	867	878	83	278	54
Residential real estate	4,504	4,522	44	2,523	119
Manufactured housing	5,729	5,729	129	3,792	253
Other consumer	1,411	1,411	73	584	—
Total	$31,272	$34,127	$852	$33,532	$2,588

	December 31, 2018			For the Year Ended, December 31, 2018		For the Year Ended, December 31, 2017
(amounts in thousands)	Recorded investment net of charge-offs	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Multi-family	$—	$—	$—	$537	$8	$—	$—
Commercial and industrial	13,660	15,263	—	8,831	673	8,865	214
Commercial real estate owner occupied	1,037	1,766	—	776	19	1,439	70
Commercial real estate non-owner occupied	129	241	—	645	48	898	2
Residential real estate	4,842	5,128	—	4,129	151	4,617	24
Manufactured housing	10,027	10,027	—	10,015	561	10,003	558
Other consumer	111	111	—	89	1	51	—
With an allowance recorded:
Multi-family	1,155	1,155	539	231	37	—	—
Commercial and industrial	4,168	4,351	261	6,504	25	5,984	230
Commercial real estate owner occupied	32	32	1	443	3	882	—
Residential real estate	3,789	3,789	41	4,566	131	3,307	187
Manufactured housing	168	168	3	214	14	131	8
Total	$39,118	$42,031	$845	$36,980	$1,671	$36,177	$1,293
Troubled Debt Restructurings
At December 31, 2019, 2018 and 2017, there were $13.3 million, $19.2 million and $20.4 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Modifications of PCI loans that are accounted for within loan pools in accordance with the accounting standards for PCI loans do not result in the removal of these loans from the pool even if the modifications would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs. Customers had no lease receivables that had been restructured as a TDR as of December 31, 2019, 2018 and 2017, respectively.
The following table presents total TDRs based on loan type and accrual status at December 31, 2019, 2018 and 2017. Nonaccrual TDRs are included in the reported amount of total non-accrual loans.

	December 31,
	2019			2018			2017
	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total	Accruing TDRs	Nonaccrual TDRs	Total
(amounts in thousands)
Commercial and industrial	$60	$23	$83	$64	$5,273	$5,337	$63	$5,939	$6,002
Commercial real estate owner occupied	13	—	13	32	—	32	—	—	—
Residential real estate	2,935	631	3,566	3,026	667	3,693	3,828	703	4,531
Manufactured housing	8,243	1,382	9,625	8,502	1,620	10,122	8,130	1,766	9,896
Other consumer	—	10	10	—	12	12	—	—	—
Total TDRs	$11,251	$2,046	$13,297	$11,624	$7,572	$19,196	$12,021	$8,408	$20,429

The following table presents loans modified in a TDR by type of concession for the years ended December 31, 2019, 2018 and 2017. There were no modifications that involved forgiveness of debt for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	2	$514	2	$60	5	$6,497
Interest-rate reductions	26	923	39	1,615	35	1,574
Total	28	$1,437	41	$1,675	40	$8,071
The following table provides, by loan type, the number of loans modified in TDRs and the related recorded investment for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial and industrial	1	$431	—	$—	4	$6,437
Residential real estate	1	83	2	352	—	—
Manufactured housing	26	923	38	1,310	36	1,634
Other consumer	—	—	1	13	—	—
Total loans	28	$1,437	41	$1,675	40	$8,071
As of December 31, 2019, there were no commitments to lend additional funds to borrowers whose loans have been modified in TDRs. As of December 31, 2018 and 2017, except for one commercial and industrial loan with an outstanding commitment of $1.5 million and $2.1 million, respectively, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Residential real estate	$1	$81	$—	$—	$—	$—
Manufactured housing	3	73	4	92	5	211
Total loans	4	$154	4	$92	5	$211
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ALLL. During the year ended December 31, 2019, allowances totaling $17 thousand were recorded on fifteen loans that had been modified in TDRs. There were no allowances recorded as a result of TDR modifications during 2018. For the year ended December 31, 2017, there was one allowance resulting from TDR modifications totaling $1 thousand for one manufactured housing loan.
Purchased-Credit-Impaired Loans
The changes in accretable yield related to PCI loans for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Accretable yield balance, beginning of period	$6,178	$7,825	$10,202
Accretion to interest income	(1,144)	(1,455)	(1,673)
Reclassification from nonaccretable difference and disposals, net	44	(192)	(704)
Accretable yield balance, end of period	$5,078	$6,178	$7,825

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
“4” – Pass/Good
Loans and leases rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher-grade borrower. These loans and leases carry a normal level of risk with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher-quality loans and leases.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of December 31, 2019 and 2018.

	December 31, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$1,816,200	$1,841,074	$536,777	$1,129,838	$118,418	$—	$—	$—	$5,442,307
Special Mention	69,637	26,285	8,286	6,949	—	—	—	—	111,157
Substandard	23,437	22,621	6,944	86,742	—	—	—	—	139,744
Performing (1)	—	—	—	—	—	362,962	63,250	1,170,976	1,597,188
Non-performing (2)	—	—	—	—	—	12,052	7,148	7,307	26,507
Total	$1,909,274	$1,889,980	$552,007	$1,223,529	$118,418	$375,014	$70,398	$1,178,283	$7,316,903

	December 31, 2018
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$3,201,822	$1,306,466	$562,639	$1,054,493	$56,491	$—	$—	$—	$6,181,911
Special Mention	55,696	30,551	9,730	30,203	—	—	—	—	126,180
Substandard	27,779	36,783	5,108	40,410	—	—	—	—	110,080
Performing (1)	—	—	—	—	—	555,016	71,924	73,724	700,664
Non-performing (2)	—	—	—	—	—	11,545	7,807	311	19,663
Total	$3,285,297	$1,373,800	$577,477	$1,125,106	$56,491	$566,561	$79,731	$74,035	$7,138,498
(1)Includes residential real estate, manufactured housing, and other consumer loans not assigned internal ratings.
(2)Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Purchases (1)
Residential real estate	$105,858	$368,402	$264,090
Other consumer (2)	1,058,261	30,066	—
Total	$1,164,119	$398,468	$264,090
Sales (3)
Multi-family	$—	$(54,638)	$(226,831)
Commercial and industrial (4)	(22,267)	(32,263)	(19,974)
Commercial real estate owner occupied (4)	(16,320)	(20,218)	(19,813)
Residential real estate	(230,285)	—	(191,574)
Total	$(268,872)	$(107,119)	$(458,192)
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.3%, 99.9% and 99.4% of loans outstanding for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)Other consumer loan purchases for the year ended December 31, 2019 and 2018, consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported represent the unpaid principal balance at time of sale. For the years ended December 31, 2019, 2018 and 2017, loan sales resulted in net gains of $2.8 million, $3.3 million and $4.2 million, respectively.
(4)Primarily sales of SBA loans.
Loans Pledged as Collateral
Customers has pledged eligible real estate loans as collateral for potential borrowings from the FHLB and FRB in the amount of $4.6 billion and $5.4 billion at December 31, 2019 and 2018, respectively.

NOTE 8 – LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 4 months and 8 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligations for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
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
A ROU asset of $23.8 million, net of $1.1 million in accrued rent, and lease liabilities of $24.9 million were recognized with the adoption of ASU 2016-02 on January 1, 2019.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2019
ASSETS
Operating lease ROU assets	Other assets	$20,232
LIABILITIES
Operating lease liabilities	Other liabilities	$21,358
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

(amounts in thousands)	Classification	Year Ended December 31, 2019
Operating lease cost (1)	Occupancy expenses	$5,823
(1) There were no variable lease costs for the year ended December 31, 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2019:

(amounts in thousands)	December 31, 2019
2020	$5,539
2021	4,792
2022	4,167
2023	3,174
2024	2,100
Thereafter	2,817
Total minimum payments	22,589
Less: interest	1,231
Present value of lease liabilities	$21,358
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has signed leases that have not yet commenced as of December 31, 2019 with future minimum lease payments of $2.6 million. Cash paid pursuant to operating lease liabilities was $5.9 million for the year ended December 31, 2019, and is reported as cash flows used in operating activities in the statement of cash flows.

The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at December 31, 2019:

(amounts in thousands)	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.0 years

Weighted average discount rate
Operating leases	2.90%

Rent expense was approximately $5.8 million and $5.2 million for the years ended December 31, 2018 and 2017, respectively.
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
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. For the direct finance leases, only for a Split-TRAC is there a residual risk and the unguaranteed portions are typically nominal.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2019:

(amounts in thousands)	Classification	December 31, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$91,762
Guaranteed residual assets	Loans and leases receivable	7,435
Unguaranteed residual assets	Loans and leases receivable	1,260
Deferred initial direct costs	Loans and leases receivable	721
Unearned income	Loans and leases receivable	(11,300)
Net investment in direct financing leases		$89,878

Operating leases
Investment in operating leases	Other assets	$107,850
Accumulated depreciation	Other assets	(14,251)
Deferred initial direct costs	Other assets	1,052
Net investment in operating leases		94,651
Total lease assets		$184,529

NOTE 9 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2019 and 2018 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2019	2018

Leasehold improvements	3 to 25 years	$14,218	$14,080
Furniture, fixtures and equipment	5 to 10 years	6,333	7,110
IT equipment	3 to 5 years	10,016	8,645
Automobiles	3 to 5 years	492	455
		31,059	30,290
Accumulated depreciation and amortization		(21,670)	(19,227)
Total		$9,389	$11,063
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $3.4 million, $2.7 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 10 – DEPOSITS
The components of deposits at December 31, 2019 and 2018 were as follows:

	December 31,
(amounts in thousands)	2019	2018

Demand, non-interest bearing	$1,343,391	$1,122,171
Demand, interest bearing	1,235,292	803,948
Savings, including money market deposit accounts	4,401,719	3,481,936
Time, $100,000 and over	402,161	792,370
Time, other	1,266,373	941,811
Total deposits	$8,648,936	$7,142,236
The scheduled maturities for time deposits at December 31, 2019 were as follows:

(amounts in thousands)	December 31, 2019

2020	$1,467,088
2021	175,994
2022	19,489
2023	2,490
2024	3,473
Total time deposits	$1,668,534
Time deposits greater than $250,000 totaled $0.2 billion and $0.5 billion at December 31, 2019 and 2018, respectively.
Included in the demand, interest bearing balances above were $82.1 million and $5.2 million of brokered demand deposits at December 31, 2019 and 2018, respectively. Included in the savings and MMDA balances above were $0.3 billion and $0.6 billion of brokered money market deposits at December 31, 2019 and 2018, respectively. Also included in time, other balances above were $1.1 billion and $0.8 billion of brokered time deposits, respectively, at December 31, 2019 and 2018.
Demand deposit overdrafts reclassified as loans were $2.1 million and $3.4 million at December 31, 2019 and 2018, respectively.

NOTE 11 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2019 and 2018 was as follows:

	December 31,
	2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$500,000	2.15%	$1,248,070	2.62%
Federal funds purchased	538,000	1.60%	187,000	2.60%
Total short-term debt	$1,038,000		$1,435,070
The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
(dollars in thousands)	2019	2018	2017

FHLB advances
Maximum outstanding at any month end	$1,190,150	$2,622,165	$2,283,250
Average balance during the year	793,304	1,526,180	1,415,755
Weighted-average interest rate during the year	2.66%	2.05%	1.44%
Federal funds purchased
Maximum outstanding at any month end	600,000	195,000	238,000
Average balance during the year	271,400	156,652	163,466
Weighted-average interest rate during the year	2.28%	1.92%	1.19%
At December 31, 2019 and 2018, Customers Bank had aggregate availability under federal funds lines totaling $551.0 million and $522.0 million, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2019 and 2018 were as follows:

	December 31,
	2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$350,000	2.36%	$—	—%
Total long-term FHLB advances	$350,000		$—
There were no advances outstanding with the FRB at December 31, 2019 and 2018, respectively.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2019 and 2018, was as follows:

	December 31,
(amounts in thousands)	2019	2018
Total maximum borrowing capacity with the FHLB	$3,445,416	$4,146,899
Total maximum borrowing capacity with the FRB	136,842	102,461
Qualifying loans serving as collateral against FHLB and FRB advances	4,496,983	5,221,957

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at December 31, 2019 and 2018 were as follows:

		December 31,
(dollars in thousands)		2019	2018
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,432	$—	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,198	98,911	3.950%	100,000	June 2017	June 2022	99.775%
Customers Bancorp	Senior	—	24,960	4.625%	25,000	June 2014	June 2019	100.000%
Total other borrowings		123,630	123,871

Customers Bancorp	Subordinated (1)(2)	72,040	—	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,075	108,977	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,115	$108,977
(1)The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2029.
(3)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

NOTE 12 – SHAREHOLDERS’ EQUITY
Common Stock
During 2019, 2018 and 2017, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
In November 2013, Customers Bancorp announced that its Board of Directors had authorized a stock repurchase plan in which it could acquire up to 5% of its current outstanding shares at prices not to exceed a 20% premium over the then current book value. In December 2018, Customers Bancorp announced that its Board of Directors amended the terms of the November 2013 stock repurchase plan to allow purchases to be made at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. In January 2019, Customers repurchased 31,159 shares of its common stock at a weighted average price of $18.35. In December 2018, Customers Bancorp repurchased 719,200 shares of its common stock at a weighted average price of $18.04. There was no stock repurchased during 2017. Customers repurchased all remaining authorized shares pursuant to this program in January 2019.
Preferred Stock
Customers Bancorp currently has four series of preferred stock outstanding. During 2019, 2018 and 2017, Customers Bancorp did not issue any preferred stock.
The table below summarizes Customers' issuances of preferred stock and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Contractual Rate in Effect at December 31, 2019	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2019
Fixed-to-floating rate:	Issue Date	2019	2018	2019	2018
Series C	May 18, 2015	2,300,000	2,300,000	$55,569	$55,569	7.00%	June 15, 2020	5.300%	$1.75
Series D	January 29, 2016	1,000,000	1,000,000	24,108	24,108	6.50%	March 15, 2021	5.090%	$1.63
Series E	April 28, 2016	2,300,000	2,300,000	55,593	55,593	6.45%	June 15, 2021	5.140%	$1.61
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.50
Totals		9,000,000	9,000,000	$217,471	$217,471

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

NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2019, 2018 and 2017 were $2.2 million, $2.1 million, and $1.9 million, respectively.
Supplemental Executive Retirement Plan
Customers entered into a SERP with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of his reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns.  The present value of the amount owed as of December 31, 2019 and 2018 was $5.5 million and $4.3 million, respectively, and was included in other liabilities.
NOTE 14 – SHARE-BASED COMPENSATION PLANS
Summary
During 2019, the shareholders of Customers Bancorp approved the 2019 Plan, during 2010, the shareholders of Customers Bancorp approved the 2010 Plan, and during 2012, the shareholders of Customers Bancorp approved the 2004 Plan. The 2019 Plan was approved by the shareholders of Customers at its 2019 Annual Meeting of Shareholders on May 30, 2019 and allows for the issuance of 1,500,000 shares. The purpose of these plans is to promote the success and enhance the value of Customers Bancorp by linking the personal interests of the members of the Board of Directors, team members, officers and executives of Customers to those of the shareholders of Customers and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Customers. The 2019 Plan, 2010 Plan and 2004 Plan are intended to provide flexibility to Customers in its ability to motivate, attract and retain the services of members of the Board of Directors, team members, officers and executives of Customers. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by Customers or continues to serve on the Board. With respect to certain stock options granted under the 2010 Plan, vested options shall be exercisable only when Customers' fully diluted tangible book value will have increased by 50% from the date of grant. Share-based awards generally provide for accelerated vesting if there is a change in control (as defined in the Plans). No stock options may be exercisable for more than 10 years from the date of grant.

The 2019, 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2019 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives, members of the Board of Directors, consultants, and advisors. The maximum number of shares of common stock which may be issued under the 2019 Plan is 1,500,000 shares. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares.
On January 1, 2011, Customers initiated a BRRP. This is a restricted stock unit plan. Team members eligible to participate in the BRRP included the CEO and other senior management and highly compensated team members as determined by the Compensation Committee at its sole discretion. Under the BRRP, a participant elected to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of common stock having a value equal to the portion of the bonus deferred by a participant were allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock was also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date. Customers discontinued the BRRP in 2019, upon receipt of shareholder approval of the 2019 Plan.
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP did not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2019, non-vested restricted stock units outstanding under this plan totaled 190,340.
At December 31, 2019, the aggregate number of shares of common stock available for grant under all share-based compensation plans was 2,052,597 shares.
Share-based-compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based- compensation expense for 2019, 2018 and 2017 was $8.9 million, $8.6 million and $6.1 million, respectively. At December 31, 2019, there was $16.4 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2024.
In 2014, the shareholders of Customers Bancorp approved an ESPP. The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of the Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2019, 2018 and 2017 was $170 thousand, $141 thousand, and $132 thousand, respectively.
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
During 2019, options to purchase an aggregate of 577,230 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted was equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options issued are subject to a three-year waterfall vesting and expire after ten years.

The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the periods presented.

	2019	2018	2017
Weighted-average risk-free interest rate	1.69%	2.87%	2.35%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	29.92%	25.47%	25.05%
Weighted-average expected life (in years)	7.00	7.00	7.00
Weighted-average fair value of each option granted	$5.56	$10.05	$8.68
The following table summarizes stock option activity for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(dollars in thousands, except weighted-average exercise price)
Outstanding, December 31, 2018	2,520,526	$22.13
Granted	577,230	19.05
Exercised	(82,500)	16.79		$341
Expired	(90,000)	25.19
Forfeited	(95,008)	21.19
Outstanding, December 31, 2019	2,830,248	$21.59	6.45	$9,212
Exercisable at December 31, 2019	766,739	$15.52	3.46	$6,390
Cash received from the exercise of the stock options during the year ended December 31, 2019 was $1.4 million. The tax liability resulting from option exercises totaled $0.2 million in 2019.
A summary of the status of Customers' non-vested options at December 31, 2019, and changes during the year ended December 31, 2019 was as follows:

	Options	Weighted- Average exercise price
Non-vested at December 31, 2018	1,671,223	$25.10
Granted	577,230	19.05
Vested	(89,936)	19.33
Forfeited	(95,008)	21.19
Non-vested at December 31, 2019	2,063,509	23.85
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 and 2004 Plans is generally determined based on the closing market price of Customers' common stock on the date of grant. The fair value of restricted stock units granted under the BRRP was measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
Beginning in 2018, the Compensation Committee recommended and the Board of Directors approved a new long-term incentive compensation plan which incorporates performance metrics into the restricted stock awards for certain of Customers' key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The remaining 60% will vest upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average NPAs to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
There were 177,627 restricted stock units granted during the year ended December 31, 2019. Of the aggregate restricted stock units granted, 5,447 were granted under the BRRP and are subject to five-year cliff vesting. The remaining 172,180 units were granted under either the 2004 Plan or the 2019 Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 48,142 of those units also subject to the performance metrics described above.

The table below presents the status of the restricted stock units at December 31, 2019, and changes during the year ended December 31, 2019:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2018	884,659	$23.99
Granted	177,627	20.27
Vested	(281,905)	23.22
Forfeited	(62,700)	23.25
Outstanding and unvested at December 31, 2019	717,681	23.43
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2019, Customers issued 37,467 shares of common stock with a fair value of $0.8 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 15 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Current
Federal	$2,973	$4,509	$24,258
State	5,304	5,547	5,666
Total current expense	8,277	10,056	29,924

Deferred
Federal	13,175	9,702	14,885
State	1,341	(399)	233
Total deferred expense	14,516	9,303	15,118
Income tax expense	$22,793	$19,359	$45,042
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2019 and December 31, 2018, and 35% at December 31, 2017, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2019		2018		2017
(amounts in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$21,445	21.00%	$19,121	21.00%	$43,357	35.00%
State income tax, net of federal benefit	5,249	5.14	4,067	4.47	3,835	3.10
Tax-exempt interest, net of disallowance	(385)	(0.38)	(360)	(0.40)	(381)	(0.31)
Bank-owned life insurance	(1,677)	(1.64)	(1,547)	(1.70)	(2,675)	(2.16)
Tax credits	(1,266)	(1.24)	(444)	(0.49)	—	—
Equity-based compensation	132	0.13	(547)	(0.60)	(10,741)	(8.67)
Non-deductible executive compensation	440	0.43	230	0.25	654	0.53
Unrecorded basis difference in foreign subsidiaries	(144)	(0.14)	343	0.38	4,527	3.65
Enactment of federal tax reform	—	—	(21)	(0.02)	5,505	4.44
Other	(1,001)	(0.98)	(1,483)	(1.63)	961	0.78
Effective income tax rate	$22,793	22.32%	$19,359	21.26%	$45,042	36.36%
At December 31, 2019 and 2018, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2019 and 2018:

	December 31,
(amounts in thousands)	2019	2018
Deferred tax assets
Allowance for loan and lease losses	$14,616	$10,449
Net unrealized losses on securities	—	7,639
Net operating losses	1,494	1,212
Compensation and benefits	5,839	6,234
Cash flow hedge	5,557	324
Section 197 intangibles	1,196	923
Deferred income	1,182	640
Lease liability	5,523	—
Other	1,307	2,766
Total gross deferred tax assets	36,714	30,187
Less: valuation allowance	(486)	—
Net deferred tax assets	36,228	30,187
Deferred tax liabilities
Fair value adjustments on acquisitions	(506)	(569)
Bank premises and equipment	(6,074)	(884)
Tax qualified lease adjustments	(30,496)	(17,786)
Right of use asset	(5,232)	—
Net unrealized gains on securities	(5,020)	—
Other	(640)	(746)
Total deferred tax liabilities	(47,968)	(19,985)
Net deferred tax asset/(liability)	$(11,740)	$10,202
The net deferred tax liability at December 31, 2019 is recorded in other liabilities and the net deferred tax asset at December 31, 2018 is recorded in other assets.
Customers had approximately $4.8 million of federal and state net operating loss carryovers subject to the annual limitation under Internal Revenue code Section 382 at December 31, 2019, that begin to expire in 2027. Customers also has state net operating loss carryovers for some states that begin to expire in 2037. Customers believes it is more likely than not the benefit of these state net operating loss carryovers generated by BankMobile Technologies, Inc. will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which the net operating losses relate.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2016
NOTE 16 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties).  The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
	2019	2018	2017
(amounts in thousands)
Balance as of December 31,	$5	$—	$238
Additions	47	27	99
Repayments	(52)	(22)	(337)
Balance as of December 31,	$—	$5	$—
As of December 31, 2019 and 2018, Customers Bank had an outstanding commitment to a related party to provide a letter of credit in the amount of $0.5 million.
Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the fiscal year ended December 31, 2019.  None of these transactions involved amounts in excess of 5% of Customers' gross revenues during 2019, nor was Customers indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of Customers' total assets at December 31, 2019. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
At December 31, 2019 and 2018, Customers had approximately $9.8 million and $15.3 million, respectively, in deposits from related parties, including directors and certain executive officers.
NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
With commitments to extend credit, exposures to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Because they involve credit risk similar to extending a loan and lease, commitments to extend credit are subject to the Bank’s credit policy and other underwriting standards.
As of December 31, 2019 and 2018, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2019	2018

Commitments to fund loans and leases	$261,902	$345,608
Unfunded commitments to fund mortgage warehouse loans	1,378,364	1,537,900
Unfunded commitments under lines of credit and credit cards	1,065,474	867,131
Letters of credit	48,856	55,659
Other unused commitments	2,736	4,822
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

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  The current amount of liabilities as of December 31, 2019 and 2018 for guarantees under standby letters of credit issued was not material.
NOTE 18 – REGULATORY CAPITAL
The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2019 and 2018, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
December 31, 2018
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$745,795	8.964%	$374,388	4.500%	N/A	N/A	$530,384	6.375%
Customers Bank	$1,066,121	12.822%	$374,160	4.500%	$540,453	6.500%	$530,059	6.375%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$963,266	11.578%	$499,185	6.000%	N/A	N/A	$655,180	7.875%
Customers Bank	$1,066,121	12.822%	$498,879	6.000%	$665,173	8.000%	$654,779	7.875%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,081,962	13.005%	$655,580	8.000%	N/A	N/A	$821,575	9.875%
Customers Bank	$1,215,522	14.619%	$665,173	8.000%	$831,466	10.000%	$821,072	9.875%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$963,266	9.665%	$398,668	4.000%	N/A	N/A	$398,668	4.000%
Customers Bank	$1,066,121	10.699%	$398,570	4.000%	$498,212	5.000%	$398,570	4.000%

The Basel III risk-based capital rules adopted effective January 1, 2015, require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio" or certain elective distributions would be limited. The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.250% for 2017, 1.875% for 2018, and 2.500% for 2019 and thereafter.
Effective January 1, 2019, the capital level required to avoid limitation on elective distributions applicable to the Bancorp and the Bank were as follows:
(i) a common equity Tier 1 risk-based capital ratio of 7.000%;
(ii) a Tier 1 risk-based capital ratio of 8.500% and
(iii) a Total risk-based capital ratio of 10.500%.
Failure to maintain the required capital conservation buffer will result in limitations on elective distributions, including capital distributions and discretionary bonuses to executive officers.

NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments.  ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under ASC 820, Fair Value Measurements and Disclosures, as explained below.
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2019 and 2018:

Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities, available for sale debt securities and debt securities reported at fair value based on a fair value option election are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), quoted prices in markets that are not active (Level 2), and matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Loans receivable - Commercial mortgage warehouse loans (fair value option):
The fair value of commercial mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not generally expected to be recognized because at inception of the transaction the underlying mortgage loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of under 30 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Derivatives (assets and liabilities):
The fair values of interest rate swaps, interest rate caps and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for Customers and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at December 31, 2019 and 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2019
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$212,505	$212,505	$212,505	$—	$—
Debt securities, available for sale	577,198	577,198	—	577,198	—
Interest-only GNMA securities	16,272	16,272	—	—	16,272
Equity securities	2,406	2,406	2,406	—	—
Loans held for sale	486,328	486,328	—	2,130	484,198
Total loans and leases receivable, net of allowance for loan and lease losses	9,508,367	9,853,037	—	2,245,758	7,607,279
FHLB, Federal Reserve Bank and other restricted stock	84,214	84,214	—	84,214	—
Derivatives	23,608	23,608	—	23,529	79
Liabilities:
Deposits	$8,648,936	$8,652,340	$6,980,402	$1,671,938	$—
Federal funds purchased	538,000	538,000	538,000	—	—
FHLB advances	850,000	852,162	—	852,162	—
Other borrowings	123,630	127,603	—	127,603	—
Subordinated debt	181,115	192,217	—	192,217	—
Derivatives	45,939	45,939	—	45,939	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2018
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(amounts in thousands)
Assets:
Cash and cash equivalents	$62,135	$62,135	$62,135	$—	$—
Debt securities, available for sale	663,294	663,294	—	663,294	—
Equity securities	1,718	1,718	1,718	—	—
Loans held for sale	1,507	1,507	—	1,507	—
Total loans and leases receivable, net of allowance for loan and lease losses	8,503,522	8,481,128	—	1,405,420	7,075,708
FHLB, Federal Reserve Bank, and other restricted stock	89,685	89,685	—	89,685	—
Derivatives	14,693	14,693	—	14,624	69
Liabilities:
Deposits	$7,142,236	$7,136,009	$5,408,055	$1,727,954	$—
Federal funds purchased	187,000	187,000	187,000	—	—
FHLB advances	1,248,070	1,248,046	998,070	249,976	—
Other borrowings	123,871	121,718	—	121,718	—
Subordinated debt	108,977	110,550	—	110,550	—
Derivatives	16,286	16,286	—	16,286	—
For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$278,321	$—	$278,321
Corporate notes	—	298,877	—	298,877
Interest-only GNMA securities	—	—	16,272	16,272
Equity securities	2,406	—	—	2,406
Derivatives	—	23,529	79	23,608
Loans held for sale – fair value option	—	2,130	—	2,130
Loans receivable, mortgage warehouse – fair value option	—	2,245,758	—	2,245,758
Total assets – recurring fair value measurements	$2,406	$2,848,615	$16,351	$2,867,372
Liabilities
Derivatives	$—	$45,939	$—	$45,939
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $852	$—	$—	$14,272	$14,272
Other real estate owned	—	—	78	78
Total assets – nonrecurring fair value measurements	$—	$—	$14,350	$14,350

	December 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(amounts in thousands)
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
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

The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018 are summarized as follows in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	For the Years Ended December 31,
(amounts in thousands)	2019	2018

Balance at December 31,	$69	$60
Issuances	451	407
Settlements	(441)	(398)
Balance at December 31,	$79	$69
There were no transfers between levels during the years ended December 31, 2019 and 2018.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2019 and 2018 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets. The interest-only GNMA securities are Level 3 assets measured at fair value on a recurring basis under a fair value option election. For the year ended December 31, 2019, Customers recorded an increase in fair value of $0.6 million on the interest-only GNMA securities in unrealized gains on investment securities in the consolidated statements of operations. For the year ended December 31, 2019, cash settlements of $1.5 million were applied to the carrying value of the interest-only GNMA securities, net of premium amortization expense. At December 31, 2019, Customers used an internally developed discounted cash flow model to value the interest-only GNMA securities. The significant unobservable input used in the discounted cash flow model included prepayment speed. Significant increases (decreases) in this input would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans – real estate	$12,767	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 10% (8%) 34% - 45% (37%)
Impaired loans – commercial & industrial	1,505	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 8% - 50% (22%)
Interest-only GNMA securities	16,272	Discounted cash flow	Constant prepayment rate	9% - 14% (12%)
Other real estate owned	78	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	79	Adjusted market bid	Pull-through rate	85% - 85% (85%)
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

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(dollars in thousands)
Impaired loans – real estate	$10,260	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Impaired loans – commercial & industrial	616	Business asset valuation (3)	Business asset valuation adjustments (4)	8% - 50% (26%)
Other real estate owned	621	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Residential mortgage loan commitments	69	Adjusted market bid	Pull-through rate	90% - 90% (90%)
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

NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain borrowings and deposits. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on Customers’ variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $6.2 million of losses from accumulated other comprehensive income (loss) to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances) and a variable rate deposit relationship over a maximum period of 54 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At December 31, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest-rate risk. At December 31, 2018, Customers had six outstanding interest rate derivatives with notional amounts totaling $750.0 million that were designated as cash flow hedges of interest-rate risk. The outstanding cash flow hedges expire between June 2021 and July 2024.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At December 31, 2019, Customers had 140 interest rate swaps with an aggregate notional amount of $1.4 billion and four interest rate caps with an aggregate notional amount of $78.6 million related to this program. At December 31, 2018, Customers had 98 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program. At December 31, 2018, there were no interest rate caps related to this program.

Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2019 and 2018, Customers had an outstanding notional balance of residential mortgage loan commitments of $4.5 million and $3.6 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2019 and 2018, Customers had outstanding notional balances of credit derivatives of $167.1 million and $94.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2019 and 2018.

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$21,374
Total		$—		$21,374
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,301	Other liabilities	$24,797
Interest rate caps	Other assets	9	Other liabilities	9
Credit contracts	Other assets	219	Other liabilities	(241)
Residential mortgage loan commitments	Other assets	79	Other liabilities	—
Total		$23,608		$24,565

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$256	Other liabilities	$1,502
Total		$256		$1,502
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,300	Other liabilities	$14,730
Credit contracts	Other assets	68	Other liabilities	54
Residential mortgage loan commitments	Other assets	69	Other liabilities	—
Total		$14,437		$14,784

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives not designated as hedges for the years ended December 31, 2019, 2018 and 2017.

		Amount of Income Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2019	2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps (1)	Other non-interest income	$2,549	$3,409	$604
Interest rate caps	Other non-interest income	24	—	—
Credit contracts	Other non-interest income	589	127	171
Residential mortgage loan commitments	Mortgage banking income	10	9	15
Total		$3,172	$3,545	$790
(1)Includes income recognized from discontinued cash flow hedges for the year ended December 31, 2018.

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)	2019	2018	2017		2019	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(15,656)	$1,477	$406	Interest expense	$(1,407)	$95	$(2,634)
				Other non-interest income (2)	—	2,822	—
					$(1,407)	$2,917	$(2,634)
(1)Amounts presented are net of taxes. See Note 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
(2)Includes income recognized from discontinued cash flow hedges.

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2019, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $46.4 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties and at December 31, 2019 had posted $45.7 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

Disclosures about Offsetting Assets and Liabilities
The following tables present derivative instruments that are subject to enforceable master netting arrangements. Customers' interest rate swaps and interest rate caps with institutional counterparties are subject to master netting arrangements and are included in the table below. Interest rate swaps and interest rate caps with commercial banking customers and residential mortgage loan commitments are not subject to master netting arrangements and are excluded from the table below. Customers has not made a policy election to offset its derivative positions.

		Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)	Gross Amounts Recognized on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2019
Interest rate derivative assets with institutional counterparties	$432	$—	$—	$432

Interest rate derivative liabilities with institutional counterparties	$45,727	$—	$(45,727)	$—

		Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)	Gross Amounts Recognized on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2018
Interest rate derivative assets with institutional counterparties	$7,529	$—	$1,860	$5,669

Interest rate derivative liabilities with institutional counterparties	$9,077	$—	$(702)	$8,375

NOTE 21 — LOSS CONTINGENCIES
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
Halbreiner Matter
On December 16, 2016, Elizabeth Halbreiner and Robert Halbreiner (“Plaintiffs”) filed a Second Amended Complaint captioned Elizabeth Halbreiner and Robert Halbreiner, v. Customers Bank, Robert B.White, Richard A. Ehst, Thomas Jastrem, Timothy D. Romig, Andrew Bowman, Michael Fuoco, Saldutti Law Group f/k/a Saldutti, LLC a/k/a Saldutti Law, LLC, Robert L. Saldutti, LLC, Robert L. Saldutti, Esquire, Brian J. Schaffer, Esquire, Robert Lieber, Jr., Esquire, Jay Sidhu, James Zardecki, Zardecki Associates LLC, No. 01419 in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, Trial Division. In this Second Amended Complaint, the Plaintiffs generally alleged that Customers Bank, and the other named defendants, conspired to misuse the legal system for improper purposes and it also alleged defamation, false light, tortious interference with contractual relations, infliction of emotional distress, negligent infliction of emotional distress and loss of consortium. On January 6, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of the Plaintiffs' claims against Customers Bank and the employees of Customers Bank named as co-defendants. On April 6, 2017, the Court dismissed certain counts and determined to allow certain other counts to proceed. On December 12, 2019, Customers and the Plaintiffs entered into an agreement to settle the matter for $1.0 million and Customers paid the settlement amount, which had been accrued for in third quarter 2019. On December 17, 2019 the Plaintiffs filed an Order to Mark the Action Settled, Discontinued and Ended.
Lifestyle Healthcare Group, Inc. Matter
On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Trading as Lifestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, which is related to the Halbreiner Matter described above, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145. On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiffs' claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank has filed Preliminary Objections to the Second Amended Complaint seeking dismissal of Plaintiffs' claim against Customers Bank and Robert White, named as co-defendants. The Court has dismissed certain counts and determined to allow certain other counts to proceed. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to reasonably determine the likelihood of loss nor estimate a range of possible loss.
United States Department of Education Matter
In third quarter 2018, Customers received a FPRD letter dated September 5, 2018 from the DOE regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The DOE program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the DOE’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals. The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagrees with the FPRD and has elected to appeal the FPRD, including the asserted financial liabilities of $6.5 million, and a request for review has been submitted to trigger an administrative process before the DOE’s Office of Hearing and Appeals. Customers intends to vigorously defend itself against the financial liabilities established in the FPRD through that administrative appeals process and it further intends to pursue resolution of the FPRD’s prospective action requirements during the appeals resolution process. Based on preliminary discussions with the DOE and further analysis performed by Customers and certain partner institutions, Customers has estimated the range of possible loss to be

$1.0 million to $3.0 million as of December 31, 2019. Customers recorded a liability in the amount of $1.0 million during third quarter 2019, as no amount within the range is more likely than any other amount in the range.
Bureau of the Fiscal Service Notice of Direct Debit (U.S. Treasury Check Reclamation)
On June 21, 2019, Customers received a Notice of Direct Debit (U.S. Treasury Check Reclamation) from the Bureau of the Fiscal Service (“Reclamation Notice”). The Reclamation Notice represents a demand to Customers for the return of funds on a U.S. Treasury check for approximately $5.4 million. Customers filed a written protest pursuant to Code of Federal Regulations, Title 31, Chapter II, Part 240, which resulted in a suspension of the direct debit by the Bureau of the Fiscal Service. On January 31, 2020, Customers received an Abandonment Notice from the Bureau of Fiscal Service instructing Customers to disregard the Notice of Direct Debit as the Bureau of Fiscal Service would not be seeking reclamation of these funds.

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017.
Balance Sheets

	December 31,
(amounts in thousands)	2019	2018
Assets
Cash in subsidiary bank	$62,643	$16,684
Investments in and receivables due from bank subsidiary	1,178,166	1,059,671
Investments in and receivables due from non-bank subsidiaries	2,406	1,718
Other assets	6,583	3,417
Total assets	$1,249,798	$1,081,490
Liabilities and Shareholders' equity
Borrowings	$195,670	$123,871
Other liabilities	1,333	803
Total liabilities	197,003	124,674
Shareholders' equity	1,052,795	956,816
Total Liabilities and Shareholders' Equity	$1,249,798	$1,081,490
Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Operating income:
Other, including dividends from bank subsidiary	$70,000	$45,422	$38,200
Total operating income	70,000	45,422	38,200
Operating expense:
Interest	5,425	8,178	7,984
Other	744	1,722	1,742
Total operating expense	6,169	9,900	9,726
Income before taxes and undistributed income of subsidiaries	63,831	35,522	28,474
Income tax benefit	1,391	2,335	3,620
Income before undistributed income of subsidiaries	65,222	37,857	32,094
Equity in undistributed income of subsidiaries	14,105	33,838	46,743
Net income	79,327	71,695	78,837
Preferred stock dividends	14,459	14,459	14,459
Net income available to common shareholders	64,868	57,236	64,378
Comprehensive income	$100,740	$50,730	$83,370
One of the principal sources of the Bancorp's liquidity is the dividends it receives from the Bank, which may be impacted by the following: bank-level capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. There are statutory and regulatory limitations on the ability of the Bank to pay dividends or make other capital distributions or to extend credit to the Bancorp or its non-bank subsidiaries.

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$79,327	$71,695	$78,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(14,105)	(33,838)	(46,743)
(Increase) decrease in other assets	(3,166)	(256)	7,624
Increase (decrease) in other liabilities	1,775	(251)	(1,322)
Net Cash Provided By (Used in) Operating Activities	63,831	37,350	38,396
Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(74,767)	(29)	(98,725)
Net Cash Used in Investing Activities	(74,767)	(29)	(98,725)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,150	3,585	2,716
Proceeds from issuance of subordinated long-term debt	72,030	—	—
Proceed from issuance of other long-term borrowings	24,477	—	98,564
Repayments of other borrowings	(25,000)	(63,250)	—
Exercise and redemption of warrants	—	112	1,059
Purchase of treasury stock	(571)	(12,976)	—
Payments of employee taxes withheld from share-based awards	(1,732)	(880)	(14,761)
Preferred stock dividends paid	(14,459)	(14,459)	(14,459)
Net Cash Provided by (Used in) Financing Activities	56,895	(87,868)	73,119
Net Increase (Decrease) in Cash and Cash Equivalents	45,959	(50,547)	12,790
Cash and Cash Equivalents - Beginning	16,684	67,231	54,441
Cash and Cash Equivalents - Ending	$62,643	$16,684	$67,231

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2019 and 2018.

	2019
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$123,995	$126,718	$111,950	$101,075
Interest expense	46,402	50,983	47,271	41,771
Net interest income	77,593	75,735	64,679	59,304
Provision for loan and lease losses	9,689	4,426	5,346	4,767
Non-interest income (1)	25,813	23,369	12,036	19,718
Non-interest expenses	58,740	59,592	59,582	53,984
Income before income taxes	34,977	35,086	11,787	20,271
Provision for income taxes	7,451	8,020	2,491	4,831
Net income	27,526	27,066	9,296	15,440
Preferred stock dividends	3,615	3,615	3,615	3,615
Net income available to common shareholders	$23,911	$23,451	$5,681	$11,825
Earnings per common share:
Basic earnings per common share	$0.76	$0.75	$0.18	$0.38
Diluted earnings per common share	$0.75	$0.74	$0.18	$0.38
(1)The quarter ended June 30, 2019 included a $7.5 million loss due to a shortfall in the fair value of interest-only GNMA securities acquired from a commercial mortgage warehouse customer.

	2018
Quarter Ended	December 31	September 30	June 30	March 31
(amounts in thousands, except per share data)
Interest income	$103,303	$110,045	$107,639	$96,964
Interest expense	41,779	46,044	40,317	31,933
Net interest income	61,524	64,001	67,322	65,031
Provision for loan and lease losses	1,385	2,924	(784)	2,117
Non-interest income (2)	19,877	2,084	16,127	20,910
Non-interest expenses	57,045	57,104	53,750	52,280
Income before income taxes	22,971	6,057	30,483	31,544
Provision for income taxes	5,109	28	6,820	7,402
Net income	17,862	6,029	23,663	24,142
Preferred stock dividends	3,615	3,615	3,615	3,615
Net income available to common shareholders	$14,247	$2,414	$20,048	$20,527
Earnings per common share:
Basic earnings per common share	$0.45	$0.08	$0.64	$0.65
Diluted earnings per common share	$0.44	$0.07	$0.62	$0.64
(2)The quarter ended September 30, 2018 included an $18.7 million loss on sale of investment securities.
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
The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington, D.C., and Illinois through a single-point-of-contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. Lending and deposit gathering activities are focused primarily on privately held businesses, high-net-worth families, selected commercial real estate lending, commercial mortgage companies and equipment finance. Revenues are generated primarily through net interest income (the difference between interest earned on loans and leases, investments, and other interest earning assets and interest paid on deposits and other borrowed funds) and other non-interest income, such as mortgage warehouse transactional fees and BOLI.
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

The following tables present the operating results for Customers' reportable business segments for the years ended December 31, 2019, 2018 and 2017. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 22.55%, 24.56% and 37.67% for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Year Ended December 31, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$422,094	$41,645	$463,739
Interest expense	185,513	916	186,429
Net interest income	236,581	40,729	277,310
Provision for loan and lease losses	10,091	14,136	24,227
Non-interest income	35,268	45,670	80,938
Non-interest expense	153,333	78,568	231,901
Income (loss) before income tax expense (benefit)	108,425	(6,305)	102,120
Income tax expense (benefit)	24,215	(1,422)	22,793
Net income (loss)	84,210	(4,883)	79,327
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$69,751	$(4,883)	$64,868
As of December 31, 2019
Goodwill and other intangibles	$3,629	$11,566	$15,195
Total assets (2)	$10,990,550	$530,167	$11,520,717
Total deposits	$8,247,836	$401,100	$8,648,936
Total non-deposit liabilities (2)	$1,789,329	$29,657	$1,818,986

	For the Year Ended December 31, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$400,948	$17,003	$417,951
Interest expense	159,674	400	160,074
Net interest income	241,274	16,603	257,877
Provision for loan and lease losses	2,928	2,714	5,642
Non-interest income	17,499	41,499	58,998
Non-interest expense	146,946	73,233	220,179
Income (loss) before income tax expense (benefit)	108,899	(17,845)	91,054
Income tax expense (benefit)	23,742	(4,383)	19,359
Net income (loss)	85,157	(13,462)	71,695
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$70,698	$(13,462)	$57,236
As of December 31, 2018
Goodwill and other intangibles	$3,629	$12,870	$16,499
Total assets (2)	$9,688,146	$145,279	$9,833,425
Total deposits	$6,766,378	$375,858	$7,142,236
Total non-deposit liabilities (2)	$1,719,225	$15,148	$1,734,373
(1)Amounts reported include funds transfer pricing of $8.8 million and $15.7 million for the years ended December 31, 2019 and 2018, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no-cost deposits.
(2)Amounts reported exclude inter-segment receivables/payables.

	For the Year Ended December 31, 2017
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$359,931	$12,919	$372,850
Interest expense	105,438	69	105,507
Net interest income	254,493	12,850	267,343
Provision for loan and lease losses	5,638	1,130	6,768
Non-interest income	24,788	54,122	78,910
Non-interest expense	128,604	87,002	215,606
Income (loss) before income tax expense (benefit)	145,039	(21,160)	123,879
Income tax expense (benefit)	53,013	(7,971)	45,042
Net income (loss)	92,026	(13,189)	78,837
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$77,567	$(13,189)	$64,378
As of December 31, 2017
Goodwill and other intangibles	$3,630	$12,665	$16,295
Total assets (2)	$9,769,996	$69,559	$9,839,555
Total deposits	$6,400,310	$399,832	$6,800,142
Total non-deposit liabilities (2)	$2,106,919	$11,530	$2,118,449
(1)Amounts reported include funds transfer pricing of $12.9 million for the year ended December 31, 2017, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no-cost deposits.
(2)Amounts reported exclude inter-segment receivables/payables.
NOTE 25 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income.
The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the years ended December 31, 2019, 2018, and 2017:

	For the Year Ended December 31, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$781	$28,160	$28,941
Deposit fees	1,742	11,073	12,815
University fees - card and disbursement fees	—	1,008	1,008
Total revenue recognized at point in time	2,523	40,241	42,764
Revenue recognized over time:
University fees - subscription revenue	—	3,956	3,956
Total revenue recognized over time	—	3,956	3,956
Total revenue from contracts with customers	$2,523	$44,197	$46,720

	For the Year Ended December 31, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$794	$29,901	$30,695
Deposit fees	1,277	6,547	7,824
University fees - card and disbursement fees	—	1,039	1,039
Total revenue recognized at point in time	2,071	37,487	39,558
Revenue recognized over time:
University fees - subscription revenue	—	3,681	3,681
Total revenue recognized over time	—	3,681	3,681
Total revenue from contracts with customers	$2,071	$41,168	$43,239

	For the Year Ended December 31, 2017
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$782	$40,727	$41,509
Deposit fees	1,190	8,849	10,039
University fees - card and disbursement fees	—	1,141	1,141
Total revenue recognized at point in time	1,972	50,717	52,689
Revenue recognized over time:
University fees - subscription revenue	—	3,272	3,272
Total revenue recognized over time	—	3,272	3,272
Total revenue from contracts with customers	$1,972	$53,989	$55,961

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

The revenues recognized at a point in time primarily consist of contracts with no specified terms, but which may be terminated at any time by the customer without penalty. Due to the transactional nature and indefinite term of these agreements, there were no related contract balances that were recorded for these revenue streams on Customers' consolidated balance sheets as of December 31, 2019 and 2018.

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
Beginning with the 2019 consolidated financial statements, the independent registered public accounting firm of Deloitte & Touche LLP audits Customers Bancorp’s consolidated financial statements in accordance with the standards of the PCAOB.
The Board of Directors of Customers Bancorp has an Audit Committee composed of three independent directors. The Audit Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, internal control, auditing, corporate governance and financial reporting matters. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2019. Based upon that evaluation, Customers Bancorp's management concluded that its disclosure controls and procedures are effective as of December 31, 2019.
Management's Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp's Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp's management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Management’s Responsibility for Financial Statements and its Report on Internal Control over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein. The Reports of Deloitte & Touche LLP, an independent registered public accounting firm, on the Consolidated Financial Statements, and Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and is incorporated by reference herein.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2019, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV
Item 15 Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1. Financial Statements - Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.
2. Financial Statements Schedules - All financial statement schedules have been included in the consolidated financial statements or the related footnotes, or are either not applicable or not required.
(c)Exhibits

Exhibit No.	Description

2.1
Asset Purchase Agreement dated as of December 15, 2015 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

2.2
Purchase and Assumption Agreement dated as of March 7, 2017 among Flagship Community Bank, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on March 8, 2017

2.3
Amended and Restated Purchase and Assumption Agreement and Plan of Merger dated as of November 17, 2017 among Flagship Community Bank, BankMobile Technologies, Inc, Customers Bank and Customers Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on November 20, 2017

2.4
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

3.4	Amendment to Amended and Restated Articles of Incorporation of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 3, 2019

3.5	Amendment to Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 19, 2019

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

Exhibit No.	Description
4.4	Form of 4.50% Senior Note due 2024, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.5
First Supplemental Indenture, dated as of December 9, 2019, between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.6	Form of 5.375% Subordinated Note due 2034, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.7	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, filed herewith

10.1+	Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.2+
Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.3+	Customers Bancorp, Inc. 2014 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-8 filed with the SEC on August 8, 2014

10.4+	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

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

10.8+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.9+	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.10+	Form of Restricted Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan

10.11+
Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.12+
Employment Agreement, dated as of March 1, 2014, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.16 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.13+
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

10.15+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.16+
Separation of Employment dated as of December 7, 2018 by and between Customers Bancorp, Inc. and Robert Wahlman, incorporated by reference to Exhibit 10.1 to the Customers Bancorp, Inc. Form 8-K filed with the SEC on December 11, 2018

10.17+
Employment Agreement, dated as of October 23, 2019, by and between Customers Bancorp, Inc. and Carla Leibold, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on October 25, 2019

Exhibit No.	Description
10.18+	Employment Agreement, dated as of January 22, 2020, by and between Customers Bancorp, Inc. and Samvir Sidhu

10.19+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.20+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Warren Taylor, incorporated by reference to Exhibit 10.30 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.21+
Change of Control Agreement, dated as of December 22, 2012, by and between Customers Bancorp, Inc. and Ken Keiser, incorporated by reference to Exhibit 10.14 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.22+
Change of Control Agreement, dated as of August 14, 2017 by and between Customers Bancorp, Inc. and Carla A. Leibold, incorporated by reference to Exhibit 10.34 to the Customers Bancorp Form 10-K filed with the SEC on March 1, 2019

10.23+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.24+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.25+	Customers Bank Death Benefit Plan, dated as of October 23, 2019, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 10-Q filed with the SEC on November 7, 2019

10.26
Transition Services Agreement dated as of June 15, 2016 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 16, 2016

10.27
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.28*
Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of February 24, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.29*
First Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 30, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.30*
Second Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of October 24, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.31*
Third Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 21, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.32*
Fourth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 1, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.33*
Fifth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of August 16, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.34*
Sixth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.35*
Seventh Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.36*
Eighth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 9, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

Exhibit No.	Description
10.37*
Ninth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.38*
Tenth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 27, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of Deloitte & Touche LLP, filed herewith

23.2	Consent of BDO USA, LLP, filed herewith

24.1	Power of Attorney, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

+	Management Contract or compensatory plan or arrangement

*	Certain identified information has been excluded from this Exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16 Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

March 2, 2020	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 2, 2020
Jay S. Sidhu

/s/ Carla A. Leibold	Executive Vice President - Chief Financial Officer and Treasurer (principal financial officer)	March 2, 2020
Carla A. Leibold

/s/ Jeffrey C. Skumin	Senior Vice President - Chief Accounting Officer and Controller (principal accounting officer)	March 2, 2020
Jeffrey C. Skumin

*	Director	March 2, 2020
Andrea R. Allon

/s/ Rick B. Burkey	Director	March 2, 2020
Rick B. Burkey

*	Director	March 2, 2020
Bhanu Choudhrie

/s/ Daniel K. Rothermel	Director	March 2, 2020
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	March 2, 2020
T. Lawrence Way

*	Director	March 2, 2020
Steven J. Zuckerman

*By: /s/ Carla A. Leibold
Attorney-in-Fact