Form 10-Q
period 2020-03-31
Customers Bancorp, Inc.
filed 2020-05-11
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On April 30, 2020, 31,470,026 shares of Voting Common Stock were outstanding.

2

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2020 and for the three month period ended March 31, 2020 and 2019 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Controls and Procedures	69

PART II

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	75

SIGNATURES		77

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
ACL	Allowance for credit losses
ASC	Accountings Standards Codification
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHCA	Bank Holding Company Act of 1956, as amended
BMT	BankMobile Technologies, Inc.
BOLI	Bank-owned life insurance
BRRP	Bonus Recognition and Retention Program
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FERPA	Family Educational Rights and Privacy Act of 1975
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross domestic product
GNMA	Government National Mortgage Association
GLBA	Gramm-Leach-Bliley Act of 1999
HECM	Home Equity Conversion Mortgage
HTM	Held to maturity
Interest-only GNMA securities	Interest-only classes of Ginnie Mae guaranteed home equity conversation mortgage-backed securities
IRS	Internal Revenue Service
Legacy Loans	Total 2009 and prior loans
LIBOR	London Interbank Offered Rate

LIHTC	Low-Income Housing Tax Credit
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
Non-QM	Non-qualified mortgage
NPA	Non-performing asset
NPL	Non-performing loan
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Assets Control
OIS	Overnight index swap
Order	Federal Deposit Insurance Act, as amended
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Accounting Oversight Board (United States)
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit-Impaired
PPP	SBA Paycheck Protection Program
ROU	Right-of-use
SAB	Staff Accounting Bulletin
SAG	Special Assets Group
Sales Agreement	At Market Issuance Sales Agreement between Customers Bancorp and FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	United States Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$18,842	$33,095
Interest earning deposits	237,390	179,410
Cash and cash equivalents	256,232	212,505
Investment securities available for sale, at fair value	712,657	595,876
Loans held for sale (includes $1,388 and $2,130, respectively, at fair value)	450,157	486,328
Loans receivable, mortgage warehouse, at fair value	2,518,012	2,245,758
Loans and leases receivable	7,353,262	7,318,988
Allowance for credit losses on loans and leases	(149,283)	(56,379)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,721,991	9,508,367
FHLB, Federal Reserve Bank, and other restricted stock	87,140	84,214
Accrued interest receivable	40,570	38,072
Bank premises and equipment, net	8,890	9,389
Bank-owned life insurance	273,576	272,546
Other real estate owned	131	173
Goodwill and other intangibles	14,870	15,195
Other assets	452,585	298,052
Total assets	$12,018,799	$11,520,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,435,151	$1,343,391
Interest bearing	6,978,492	7,305,545
Total deposits	8,413,643	8,648,936
FRB advances	175,000	—
Federal funds purchased	705,000	538,000
FHLB advances	1,260,000	850,000
Other borrowings	123,732	123,630
Subordinated debt	181,185	181,115
Accrued interest payable and other liabilities	195,603	126,241
Total liabilities	11,054,163	10,467,922
Commitments and contingencies (NOTE 14)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,750,645 and 32,614,410 shares issued as of March 31, 2020 and December 31, 2019; 31,470,026 and 31,336,791 shares outstanding as of March 31, 2020 and December 31, 2019	32,751	32,617
Additional paid in capital	446,840	444,218
Retained earnings	319,529	381,519
Accumulated other comprehensive loss, net	(30,175)	(1,250)
Treasury stock, at cost (1,280,619 shares as of March 31, 2020 and December 31, 2019)	(21,780)	(21,780)
Total shareholders’ equity	964,636	1,052,795
Total liabilities and shareholders’ equity	$12,018,799	$11,520,717
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans and leases	$116,080	$93,116
Investment securities	4,977	6,241
Other	4,286	1,718
Total interest income	125,343	101,075
Interest expense:
Deposits	34,353	31,225
FHLB advances	5,390	5,293
Subordinated debt	2,689	1,684
Federal funds purchased and other borrowings	1,590	3,569
Total interest expense	44,022	41,771
Net interest income	81,321	59,304
Provision for credit losses on loans and leases	31,786	4,767
Net interest income after provision for credit losses on loans and leases	49,535	54,537
Non-interest income:
Interchange and card revenue	6,809	8,806
Deposit fees	3,460	2,209
Commercial lease income	4,268	2,401
Bank-owned life insurance	1,762	1,816
Mortgage warehouse transactional fees	1,952	1,314
Gain (loss) on sale of SBA and other loans	11	—
Mortgage banking income	296	167
Gain (loss) on sale of investment securities	3,974	—
Unrealized gain (loss) on investment securities	(1,378)	2
Other	776	3,003
Total non-interest income	21,930	19,718
Non-interest expense:
Salaries and employee benefits	28,310	25,823
Technology, communication and bank operations	13,050	11,953
Professional services	7,670	4,573
Occupancy	3,032	2,903
Commercial lease depreciation	3,427	1,923
FDIC assessments, non-income taxes, and regulatory fees	2,867	1,988
Provision for operating losses	912	1,779
Advertising and promotion	1,641	809
Merger and acquisition related expenses	50	—
Loan workout	366	320
Other real estate owned	8	57
Other	5,126	1,856
Total non-interest expense	66,459	53,984
Income before income tax expense	5,006	20,271
Income tax expense	1,906	4,831
Net income	3,100	15,440
Preferred stock dividends	3,615	3,615
Net income (loss) available to common shareholders	$(515)	$11,825
Basic earnings (loss) per common share	$(0.02)	$0.38
Diluted earnings (loss) per common share	$(0.02)	$0.38
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$3,100	$15,440
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(9,098)	17,817
Income tax effect	2,366	(4,632)
Reclassification adjustments for (gains) losses on securities included in net income	(3,974)	—
Income tax effect	1,033	—
Net unrealized gains (losses) on available for sale debt securities	(9,673)	13,185
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(27,697)	(6,939)
Income tax effect	7,351	1,804
Reclassification adjustment for (gains) losses included in net income	1,478	(413)
Income tax effect	(384)	107
Net unrealized gains (losses) on cash flow hedges	(19,252)	(5,441)
Other comprehensive income (loss), net of income tax effect	(28,925)	7,744
Comprehensive income (loss)	$(25,825)	$23,184
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	3,100	—	—	3,100
Other comprehensive income (loss)	—	—	—	—	—	—	(28,925)	—	(28,925)
Preferred stock dividends(1)	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	3,228	—	—	—	3,228
Issuance of common stock under share-based compensation arrangements	—	—	133,235	134	(606)	—	—	—	(472)
Balance, March 31, 2020	9,000,000	$217,471	31,470,026	$32,751	$446,840	$319,529	$(30,175)	$(21,780)	$964,636

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	15,440	—	—	15,440
Other comprehensive income (loss)	—	—	—	—	—	—	7,744	—	7,744
Preferred stock dividends(1)	—	—	—	—	—	(3,615)	—		(3,615)
Share-based compensation expense	—	—	—	—	2,109	—	—	—	2,109
Issuance of common stock under share-based compensation arrangements	—	—	159,378	160	290	—	—	—	450
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, March 31, 2019	9,000,000	$217,471	31,131,247	$32,412	$436,713	$328,476	$(14,919)	$(21,780)	$978,373
(1)Dividends per share of $0.4375, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended March 31, 2020 and 2019, respectively.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$3,100	$15,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses on loan and lease losses	31,786	4,767
Depreciation and amortization	7,406	4,287
Share-based compensation expense	3,463	2,381
Deferred taxes	(22,287)	1,878
Net amortization (accretion) of investment securities premiums and discounts	251	191
Unrealized (gain) loss on investment securities	1,378	(2)
(Gain) loss on sale of investment securities	(3,974)	—
(Gain) loss on sale of SBA and other loans	(170)	(138)
Origination of loans held for sale	(7,046)	(8,182)
Proceeds from the sale of loans held for sale	7,948	8,225
Amortization (accretion) of fair value discounts and premiums	(378)	162
Net (gain) loss on sales of other real estate owned	(4)	—
Earnings on investment in bank-owned life insurance	(1,762)	(1,816)
(Increase) decrease in accrued interest receivable and other assets	(93,856)	(28,109)
Increase (decrease) in accrued interest payable and other liabilities	39,004	(5,096)
Net Cash Used In Operating Activities	(35,141)	(6,012)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	24,079	4,498
Purchases of investment securities available for sale	(158,782)	—
Origination of mortgage warehouse loans	(9,791,820)	(5,039,797)
Proceeds from repayments of mortgage warehouse loans	9,520,758	4,965,022
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	174,971	1,932
Purchase of loans	(193,363)	(129,289)
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	(2,926)	9,269
Purchases of bank premises and equipment	(127)	(141)
Proceeds from sales of other real estate owned	77	—
Purchases of leased assets under lessor operating leases	(6,384)	(7,791)
Net Cash Used In Investing Activities	(433,517)	(196,297)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(235,293)	283,082
Net increase (decrease) in short-term borrowed funds from the FRB	175,000	—
Net increase (decrease) in short-term borrowed funds from the FHLB	410,000	(222,238)
Net increase (decrease) in federal funds purchased	167,000	201,000
Preferred stock dividends paid	(3,615)	(3,615)
Purchase of treasury stock	—	(571)
Payments of employee taxes withheld from share-based awards	(932)	(894)
Proceeds from issuance of common stock	225	1,072
Net Cash Provided By Financing Activities	512,385	257,836
Net Increase (Decrease) in Cash and Cash Equivalents	43,727	55,527
Cash and Cash Equivalents – Beginning	212,505	62,135
Cash and Cash Equivalents – Ending	$256,232	$117,662

	(continued)

	Three Months Ended March 31,
	2020	2019
Supplementary Cash Flow Information
Interest paid	$42,167	$38,916
Income taxes paid	661	1,204
Non-cash Operating and Investing Activities:
Transfer of loans to other real estate owned	$31	$160
Unsettled sales of investment securities	104,469	—
Unsettled purchases of investment securities	97,247	—
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS
Customers Bancorp, Inc. (“Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank ("the Bank”), collectively referred to as “Customers” herein.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2019 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2019 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 (the "2019 Form 10-K"). The 2019 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans and Leases Receivable; Purchased Loans; ALLL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Segment Information; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; Loss Contingencies; and Collaborative Arrangements. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three months ended March 31, 2020, except for the adoption of ASU 2016-13 Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments, which is discussed below in Adoption of New Accounting Standard, and replaces our prior ALLL policy.

New Accounting Standards

Presented below are recently issued accounting standards that Customers has adopted as well as those that the FASB has issued but are not yet effective.

Accounting Standards Adopted in 2020

Allowance for Credit Losses

On January 1, 2020, Customers adopted ASC 326, which replaced the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and net investments in leases recognized by Customers as a lessor in accordance with ASC 842. CECL also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for AFS debt securities, which now requires credit losses to be presented as an allowance, rather than as a write-down on AFS debt securities that management does not intend to sell or believes that it is more likely than not they will not be required to sell.

Customers adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases, and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2019 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Customers recorded a net decrease to retained earnings of $61.5 million, net of deferred taxes of $21.5 million, as of January 1, 2020 for the cumulative effect of adopting ASC 326. Customers adopted ASC 326 using the prospective transition approach for PCD financial assets that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the allowance for credit losses on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020.

The following table illustrates the impact of adopting ASC 326:

(amounts in thousands)

	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets
Loans receivable, mortgage warehouse, at fair value	$2,245,758	$—	$2,245,758
Loans and leases receivable
Multi-family	1,907,331	7	1,907,338
Commercial and industrial	1,891,152	3	1,891,155
Commercial real estate owner occupied	551,948	100	552,048
Commercial real estate non-owner occupied	1,222,772	41	1,222,813
Construction	117,617	—	117,617
Total commercial loans and leases receivable	5,690,820	151	5,690,971
Residential real estate	382,634	32	382,666
Manufactured housing	71,359	37	71,396
Other consumer	1,174,175	12	1,174,187
Total consumer loans receivable	1,628,168	81	1,628,249
Loans and leases receivable	7,318,988	232	7,319,220
Allowance for credit losses on loans and leases	(56,379)	(79,829)	(136,208)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	(79,596)	9,428,771
Liabilities
Allowance for credit losses on lending-related commitments	49	3,388	3,437
Net deferred tax (asset) liability	11,740	(21,510)	(9,770)
Equity
Retained earnings	$381,519	$(61,475)	$320,044

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses on loans and leases is a valuation account that is deducted from the loan or lease’s amortized cost basis to present the net amount expected to be collected on the loans and leases. Loans and leases deemed to be uncollectible are charged against the allowance for credit losses on loans and leases, and subsequent recoveries, if any, are credited to the allowance for credit losses on loans and leases. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Changes to the allowance for credit losses on loans and leases are recorded through the provision for credit losses on loans and leases. The allowance for credit losses on loans and leases is maintained at a level considered appropriate to absorb expected credit losses over the expected life of the portfolio as of the reporting date.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Customers' loan portfolio segments include commercial and consumer. Each of these two loan portfolio segments is comprised of multiple loan classes. Loan classes are characterized by similarities in loan type, collateral type, risk attributes and the manner in which credit risk is assessed and monitored. The commercial segment is composed of multi-family, commercial and industrial, commercial real estate owner occupied, commercial real estate non-owner occupied and construction loan classes. The consumer segment is composed of residential real estate, manufactured housing and other consumer. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.

The allowance for credit losses on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. The lifetime loss rate models also incorporate prepayment assumptions into estimated lifetime loss rates. Customers runs the CECL impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:

•Volume and severity of past-due loans, non-accrual loans and classified loans;
•Lending policies and procedures, including underwriting standards and historically based loss/collection, charge-off and recovery practices;
•Nature and volume of the portfolio;
•Existence and effect of any credit concentrations and changes in the level of such concentrations;
•Risk ratings;
•The value of the underlying collateral for loans that are not collateral dependent;
•Changes in the quality of the loan review system;
•Experience, ability and depth of lending management and staff;
•Other external factors, such as changes in legal, regulatory or competitive environment; and
•Model and data limitations.

Customers has elected to not estimate an allowance for credit losses on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, in a timely manner. Accrued interest receivable is presented as part of other assets in the consolidated balance sheet.

Purchased Credit Deteriorated (“PCD”) Loans and Leases

PCD assets are acquired individual loans and leases (or acquired groups of loans and leases with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. PCD loans and leases are recorded at their purchase price plus the allowance for credit losses expected at the time of acquisition, or “gross up” of the amortized cost basis. The January 1, 2020 transition adjustment discussed above was established for these loans and leases without affecting the income statement or retained earnings. Changes in the current estimate of the allowance for credit losses after acquisition from the estimated allowance previously recorded are reported in the income statement as provision for credit losses expense or reversal of provision for credit losses in subsequent periods as they arise. Purchased loans or leases that do not qualify as PCD assets are accounted for similar to originated assets, whereby an allowance for credit losses is recognized with a corresponding increase to the income statement provision for credit losses. Evidence that purchased loans and leases, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include loans and leases that are past-due, in non-accrual status, poor borrower credit score, recent loan-to-value percentages and other standard indicators (i.e., TDR, charge-offs and bankruptcy).

Allowance for Credit Losses on Lending-Related Commitments

Customers estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by Customers. The allowance for credit losses on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Customers estimates the expected credit losses for undrawn commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur.

Individually Assessed Loans and Leases

ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Customers, loans and leases which are identified to be individually assessed under CECL typically would have been evaluated individually as impaired loans using accounting guidance in effect in periods prior to the adoption of CECL and include troubled debt restructurings (TDRs) and collateral dependent loans.

TDRs
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except in cases when the value of a concession cannot be measured using a method other than the discounted cash flow (“DCF”) method. When the value of a concession is measured using the DCF method, the allowance for credit loss is determined by discounting the expected future cash flows at the original effective interest rate of the loan.

Collateral Dependent Loans
Customers considers a loan to be collateral dependent when foreclosure of the underlying collateral is probable. Customers has also elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty.

Allowance for Credit Losses on Available for Sale Securities

For AFS debt securities in an unrealized loss position, Customers first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, Customers evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses on AFS securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses on AFS securities is recognized in other comprehensive income.

Changes in the allowance for credit losses on AFS securities are recorded as provision, or reversal of provision for credit losses on AFS securities in other non-interest income within the consolidated income statement. Losses are charged against the allowance for credit losses on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities totaled $4.7 million at March 31, 2020 and is excluded from the estimate of credit losses.

Other Accounting Standards Adopted in 2020

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

Other Accounting Standards Adopted in 2020 (continued)

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

ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020
• Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, the amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
• Effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022.

• Customers intends to adopt this guidance during adoption period and is currently evaluating the expected impact of this ASU on its financial condition, results of operations and consolidated financial statements.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2020	2019
Net income (loss) available to common shareholders	$(515)	$11,825

Weighted-average number of common shares outstanding – basic	31,391,151	31,047,191
Share-based compensation plans	—	435,676
Weighted-average number of common shares – diluted	31,391,151	31,482,867

Basic earnings (loss) per common share	$(0.02)	$0.38
Diluted earnings (loss) per common share	$(0.02)	$0.38
The following are securities that could potentially dilute basic earnings (loss) per common share in future periods that were not included in the computation of diluted earnings (loss) per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2020	2019
Share-based compensation awards	6,718,131	2,159,232

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended March 31, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2019	$14,287	$(15,537)	$(1,250)
Unrealized gains (losses) arising during period, before tax	(9,098)	(27,697)	(36,795)
Income tax effect	2,366	7,351	9,717
Other comprehensive income (loss) before reclassifications	(6,732)	(20,346)	(27,078)
Reclassification adjustments for losses (gains) included in net income, before tax	(3,974)	1,478	(2,496)
Income tax effect	1,033	(384)	649
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(2,941)	1,094	(1,847)
Net current-period other comprehensive income (loss)	(9,673)	(19,252)	(28,925)
Balance - March 31, 2020	$4,614	$(34,789)	$(30,175)

	Three Months Ended March 31, 2019
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2018	$(21,741)	$(922)	$(22,663)
Unrealized gains (losses) arising during period, before tax	17,817	(6,939)	10,878
Income tax effect	(4,632)	1,804	(2,828)
Other comprehensive income (loss) before reclassifications	13,185	(5,135)	8,050
Reclassification adjustments for losses (gains) included in net income, before tax	—	(413)	(413)
Income tax effect	—	107	107
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(306)	(306)
Net current-period other comprehensive income (loss)	13,185	(5,441)	7,744
Balance - March 31, 2019	$(8,556)	$(6,363)	$(14,919)
(1)Reclassification amounts for available for sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of March 31, 2020 and December 31, 2019 are summarized in the tables below:

	March 31, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$159,416	$13,398	$—	$172,814
Agency-guaranteed collateralized mortgage obligations	153,952	—	—	153,952
State and political subdivision debt securities (2)	15,157	—	—	15,157
Collateralized mortgage obligations	5,566	—	—	5,566
Corporate notes (3)	356,027	1,471	(8,634)	348,864
Available for sale debt securities	$690,118	$14,869	$(8,634)	696,353
Interest-only GNMA securities (4)				15,276
Equity securities (5)				1,028
Total investment securities, at fair value				$712,657

	December 31, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$273,252	$5,069	$—	$278,321
Corporate notes (3)	284,639	14,238	—	298,877
Available for sale debt securities	$557,891	$19,307	$—	577,198
Interest-only GNMA securities (4)				16,272
Equity securities (5)				2,406
Total investment securities, at fair value				$595,876
(1)Accrued interest on AFS debt securities totaled $4.7 million at March 31, 2020 and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes both taxable and non-taxable municipal securities.
(3)Includes corporate securities issued by domestic bank holding companies.
(4)Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.
(5)Includes equity securities issued by a foreign entity.

On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the three months ended June 30, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities. The fair value of these securities at March 31, 2020 was $15.3 million.
During the three months ended March 31, 2020 and 2019, Customers recognized unrealized losses of $1.4 million and unrealized gains of $2 thousand, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.

For the three months ended March 31, 2020, realized gains from sales of available-for-sale securities were $4.0 million. Proceeds from these sales were received in April 2020. There were no sales during the three months ended March 31, 2019.
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
The following table shows debt securities by stated maturity.  Debt securities backed by mortgages and interest-only GNMA securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2020
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,885	$11,885
Due after one year through five years	57,611	57,723
Due after five years through ten years	282,528	275,182
Due after ten years	19,160	19,231
Agency-guaranteed residential mortgage-backed securities	159,416	172,814
Agency-guaranteed collateralized mortgage obligations	153,952	153,952
Collateralized mortgage obligations	5,566	5,566
Interest-only classes of agency-guaranteed home equity conversion mortgage-backed securities	—	15,276
Total debt securities	$690,118	$711,629
Gross unrealized losses and fair value of Customers' available for sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 were as follows:

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Corporate notes	249,946	8,634	—	—	249,946	8,634
Total	$249,946	$8,634	$—	$—	$249,946	$8,634

At March 31, 2020, there were 13 available for sale debt securities with unrealized losses in the less-than-twelve-month category and no available for sale debt securities with unrealized losses in the twelve-month-or-more category. The unrealized losses on the corporate notes relate to securities with no company specific concentration. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective notes' fair value. All amounts related to the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell these securities, and it is not more likely than not that Customers will be required to sell the securities before recovery of the amortized cost basis. At December 31, 2019, there were no available for sale debt securities in an unrealized loss position.

At March 31, 2020 and December 31, 2019, Customers Bank had pledged investment securities aggregating $20.0 million and $20.4 million in fair value, respectively, as collateral against its borrowings primarily with an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At March 31, 2020 and December 31, 2019, no securities holding of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	March 31, 2020	December 31, 2019
Commercial loans:
Multi-family loans, at lower of cost or fair value	$447,444	$482,873
Total commercial loans held for sale	447,444	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	1,325
Residential mortgage loans, at fair value	1,388	2,130
Total consumer loans held for sale	2,713	3,455
Loans held for sale	$450,157	$486,328

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2020 and December 31, 2019.

(amounts in thousands)	March 31, 2020	December 31, 2019
Loans and leases receivable, mortgage warehouse, at fair value	$2,518,012	$2,245,758
Loans receivable:
Commercial:
Multi-family	1,621,633	1,907,331
Commercial and industrial (1)	2,072,952	1,891,152
Commercial real estate owner occupied	543,945	551,948
Commercial real estate non-owner occupied	1,252,826	1,222,772
Construction	115,448	117,617
Total commercial loans and leases receivable	5,606,804	5,690,820
Consumer:
Residential real estate	362,047	382,634
Manufactured housing	69,240	71,359
Other consumer	1,315,171	1,174,175
Total consumer loans receivable	1,746,458	1,628,168
Loans and leases receivable (2)	7,353,262	7,318,988
Allowance for credit losses	(149,283)	(56,379)
Total loans and leases receivable, net of allowance for credit losses	$9,721,991	$9,508,367
(1)Includes direct finance equipment leases of $96.6 million and $89.2 million at March 31, 2020 and December 31, 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $3.2 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $36.3 million and $34.8 million at March 31, 2020 and December 31, 2019, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2020, there were $56.5 million of individually evaluated loans that were collateral-dependent. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets. There were no significant changes in collateral values during the three months ended March 31, 2020.

Subsequent to March 31, 2020, Customers decided to sell a commercial real estate loan collateralized by a Class A office building in northern New Jersey. At March 31, 2020, this collateral dependent loan has been charged down to its estimated fair value of $19.1 million.
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
At March 31, 2020 and December 31, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(amounts in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Total past due	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$2,378	$—	$4,021	$6,399	$1,615,234	$1,621,633
Commercial and industrial	1,332	659	10,182	12,173	2,060,779	2,072,952
Commercial real estate owner occupied	4,391	971	2,740	8,102	535,843	543,945
Commercial real estate non-owner occupied	30,723	—	21,470	52,193	1,200,633	1,252,826
Construction	—	—	—	—	115,448	115,448
Residential real estate	5,253	68	6,248	11,569	350,478	362,047
Manufactured housing (5)	2,138	962	5,089	8,189	61,051	69,240
Other consumer	6,502	3,725	2,527	12,754	1,302,417	1,315,171
Total	$52,717	$6,385	$52,277	$111,379	$7,241,883	$7,353,262

	December 31, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (4)	Total loans and leases (5)
Multi-family	$2,133	—	$2,133	$4,117	$1,901,336	$1,688	$1,909,274
Commercial and industrial	2,395	—	2,395	4,531	1,882,700	354	1,889,980
Commercial real estate owner occupied	5,388	—	5,388	1,963	537,992	6,664	552,007
Commercial real estate non-owner occupied	8,034	—	8,034	76	1,211,892	3,527	1,223,529
Construction	—	—	—	—	118,418	—	118,418
Residential real estate	5,924	—	5,924	6,128	359,491	3,471	375,014
Manufactured housing	3,699	1,794	5,493	1,655	61,649	1,601	70,398
Other consumer	5,756	$—	5,756	1,551	1,170,793	183	1,178,283
Total	$33,329	$1,794	$35,123	$20,021	$7,244,271	$17,488	$7,316,903
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date.
(3)Includes purchased credit deteriorated loans of $16.6 million at March 31, 2020.
(4)Purchased-credit-impaired loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Due to the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. Purchased-credit-impaired loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(5)Amounts exclude deferred costs and fees and unamortized premiums and discounts.
As of both March 31, 2020 and December 31, 2019, the Bank had $0.1 million and $0.2 million, respectively, of residential real estate held in OREO. As of both March 31, 2020 and December 31, 2019, the Bank had initiated foreclosure proceedings on $0.9 million, respectively, in loans secured by residential real estate.

Nonaccrual Loans and Leases
The following table provides amortized cost of loans and leases on nonaccrual status.

	March 31, 2020 (1)			December 31, 2020 (2)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$4,020	$—	$4,020	$4,117	$—	$4,117
Commercial and industrial	8,967	1,026	9,993	3,083	1,448	4,531
Commercial real estate owner occupied	2,371	40	2,411	1,109	854	1,963
Commercial real estate non-owner occupied	21,479	—	21,479	76	—	76
Construction	—	—	—	—	—	—
Residential real estate	4,730	1,324	6,054	4,559	1,569	6,128
Manufactured housing	—	2,558	2,558	—	1,655	1,655
Other consumer	270	2,249	2,519	140	1,411	1,551
Total	$41,837	$7,197	$49,034	$13,084	$6,937	$20,021
(1) Presented at amortized cost basis. (2) Amounts exclude deferred costs and fees and unamortized premiums and discounts.
Interest income of $0.2 million and $0.2 million was recognized on nonaccrual loans for the three months ended March 31, 2020 and 2019, respectively. PCD loans are considered to be performing and are not included in the table above.
Allowance for credit losses on loans and leases
The changes in the allowance for credit losses on loans and leases for the three months ended March 31, 2020 and 2019, is presented in the tables below.

Three Months Ended March 31, 2020	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Beginning balance, at December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(97)	—	(12,797)	—	—	—	(6,246)	(19,140)
Recoveries	—	54	3	—	3	29	—	340	429
Provision for credit loss expense	422	2,534	516	17,166	767	(585)	125	10,841	31,786
Total ending allowance balance	$8,750	$18,806	$8,527	$18,530	$1,934	$4,180	$4,987	$83,569	$149,283

Three Months Ended March 31, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	—	(8)	—	—	(40)	—	(755)	(1,344)
Recoveries	—	119	128	—	6	7	—	24	284
Provision for loan and lease losses	(291)	383	(15)	(78)	(46)	2,951	(28)	1,891	4,767
Ending Balance, March 31, 2019	$10,630	$12,647	$3,425	$6,015	$584	$6,572	$117	$3,689	$43,679

At March 31, 2020, the ACL was $149.3 million, an increase of $13.1 million from the January 1, 2020 balance of $136.2 million. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic, an increase in net charge-offs, mostly attributed to the commercial real estate non-owner occupied and other consumer portfolios, and portfolio growth. Commercial real estate non-owner occupied charge-offs is attributable to one collateral dependent loan. Other consumer charge-offs is attributable to delinquencies and defaults of originated and purchased unsecured consumer loans through arrangements with fintech companies and other market place lenders.
Troubled Debt Restructurings
At March 31, 2020 and December 31, 2019, there were $13.5 million and $13.3 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of March 31, 2020 and December 31, 2019, respectively.
The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which occurred in March 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications.
The following table presents loans modified in a TDR by type of concession for the three months ended March 31, 2020 and 2019. There were no modifications that involved forgiveness of debt for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	4	$245	2	$514
Interest-rate reductions	12	530	10	385
Total	16	$775	12	$899

As of March 31, 2020, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs. As of December 31, 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	March 31, 2020		March 31, 2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	—	$—	5	$137
Commercial and industrial	—	—	1	431
Commercial real estate owner occupied	1	8	—	—
Residential real estate	5	684	—	—
Total loans	6	$692	6	$568
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the allowance for credit losses on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020. As of March 31, 2020, the amortized cost basis of PCD assets amounted to $16.6 million.

Credit Quality Indicators
The ACL represents management's estimate of probable losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the C&I portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2019 Form 10-K describes Customers Bancorp’s risk rating grades.

Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of March 31, 2020 and December 31, 2019.

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Multi-family:
Risk rating
Pass	$26,646	$23,689	$172,088	$445,613	$329,586	$569,400	$—	$—	$1,567,022
Special mention	—	—	—	19,510	1,968	—	—	—	21,478
Substandard	—	—	—	12,028	13,904	7,201	—	—	33,133
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$26,646	$23,689	$172,088	$477,151	$345,458	$576,601	$—	$—	$1,621,633

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Commercial and industrial:
Risk rating
Pass	$323,338	$491,492	$183,202	$120,795	$55,483	$101,805	$718,827	$—	$1,994,942
Special mention	—	7,788	2,403	17,652	120	26	20,800	—	48,789
Substandard	—	5,576	276	1,760	7,774	3,318	10,517	—	29,221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$323,338	$504,856	$185,881	$140,207	$63,377	$105,149	$750,144	$—	$2,072,952

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Commercial real estate owner occupied:
Risk rating
Pass	$18,672	$184,756	$90,261	$82,509	$49,074	$102,449	$1,672	$—	$529,393
Special mention	—	—	483	114	—	399	—	—	996
Substandard	—	—	—	350	2,266	10,940	—	—	13,556
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$18,672	$184,756	$90,744	$82,973	$51,340	$113,788	$1,672	$—	$543,945

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Commercial real estate non-owner occupied:
Risk rating
Pass	$74,905	$118,164	$118,424	$249,784	$201,214	$412,250	$—	$—	$1,174,741
Special mention	—	—	—	—	374	4,201	—	—	4,575
Substandard	—	—	30,772	—	2,080	21,608	—	—	54,460
Doubtful	—	—	—	—	19,050	—	—	—	19,050
Total commercial real estate non-owner occupied loans	$74,905	$118,164	$149,196	$249,784	$222,718	$438,059	$—	$—	$1,252,826

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Construction:
Risk rating
Pass	$451	$83,774	$20,241	$—	$9,886	$—	$1,096	$—	$115,448
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$451	$83,774	$20,241	$—	$9,886	$—	$1,096	$—	$115,448

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Residential real estate:
Payment performance
Performing	$1,527	$15,164	$8,103	$14,644	$47,557	$86,675	$182,652	$—	$356,322
Non-performing	—	—	161	160	860	4,117	427	—	5,725
Total residential real estate loans	$1,527	$15,164	$8,264	$14,804	$48,417	$90,792	$183,079	$—	$362,047

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Manufactured housing:
Payment performance
Performing	$—	$312	$643	$81	$44	$64,782	$—	$—	$65,862
Non-performing	—	—	—	—	—	3,378	—	—	3,378
Total manufactured housing loans	$—	$312	$643	$81	$44	$68,160	$—	$—	$69,240

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
As of March 31, 2020
Other consumer:
Payment performance
Performing	$122,726	$1,034,536	$147,669	$7,004	$762	$55	$—	$—	$1,312,752
Non-performing	—	1,785	618	16	—	—	—	—	2,419
Total other consumer loans	$122,726	$1,036,321	$148,287	$7,020	$762	$55	$—	$—	$1,315,171

	December 31, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$1,816,200	$1,841,074	$536,777	$1,129,838	$118,418	$—	$—	$—	$5,442,307
Special Mention	69,637	26,285	8,286	6,949	—	—	—	—	111,157
Substandard	23,437	22,621	6,944	86,742	—	—	—	—	139,744
Performing (1)	—	—	—	—	—	362,962	63,250	1,170,976	1,597,188
Non-performing (2)	—	—	—	—	—	12,052	7,148	7,307	26,507
Total	$1,909,274	$1,889,980	$552,007	$1,223,529	$118,418	$375,014	$70,398	$1,178,283	$7,316,903
(1)Includes residential real estate, manufactured housing, and other consumer loans not assigned internal ratings.
(2)Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes commercial mortgage warehouse loans reported at fair value.

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(amounts in thousands)	2020	2019
Purchases (1)
Residential real estate	$495	$66,384
Other consumer (2)	191,761	66,136
Total	$192,256	$132,520
Sales (3)
Other consumer	1,822	—
Total	$1,822	$—
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 100.6% and 97.6% of loans outstanding for the three months ended March 31, 2020 and 2019, respectively.
(2)Other consumer loan purchases for the three months ended March 31, 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales in the three months ended March 31, 2019.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $4.1 billion and $4.6 billion at March 31, 2020 and December 31, 2019, respectively.

NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 1 month and 7 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842 or the commencement date of the lease, whichever was later, when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2020	December 31, 2019
ASSETS
Operating lease ROU assets	Other assets	$19,323	$20,232
LIABILITIES
Operating lease liabilities	Other liabilities	$20,483	$21,358

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2020	2019
Operating lease cost (1)	Occupancy expenses	$1,480	$1,469
(1) There were no variable lease costs for the three months ended March 31, 2020 and 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2020:

(amounts in thousands)	March 31, 2020
2020	$4,164
2021	4,914
2022	4,292
2023	3,303
2024	2,233
Thereafter	2,840
Total minimum payments	21,746
Less: interest	1,263
Present value of lease liabilities	$20,483
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has legally binding minimum lease payments of $2.3 million for leases signed but not yet commenced as of March 31, 2020. Cash paid pursuant to operating lease liability was $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively, and is reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at March 31, 2020 and December 31, 2019:

(amounts in thousands)	March 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.9 years	5.0 years

Weighted average discount rate
Operating leases	2.89%	2.90%
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
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. For the direct finance leases, only for a Split-TRAC is there a residual risk and the unguaranteed portions are typically nominal. Expected credit losses on direct financing leases and the related estimated residual values are included in the allowance for credit losses on loans and leases.
Leased assets under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges and are presented in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its operating leased assets for impairment. An impairment loss is recognized if the carrying amount of the operating leased asset exceeds its fair value and is not recoverable. The carrying amount of operating leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2020 and December 31, 2019:

(amounts in thousands)	Classification	March 31, 2020	December 31, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$98,031	$91,762
Guaranteed residual assets	Loans and leases receivable	7,440	7,435
Unguaranteed residual assets	Loans and leases receivable	3,283	1,260
Deferred initial direct costs	Loans and leases receivable	664	721
Unearned income	Loans and leases receivable	(12,164)	(11,300)
Net investment in direct financing leases		$97,254	$89,878

Operating leases
Investment in operating leases	Other assets	$114,223	$107,850
Accumulated depreciation	Other assets	(17,667)	(14,251)
Deferred initial direct costs	Other assets	1,088	1,052
Net investment in operating leases		97,644	94,651
Total lease assets		$194,898	$184,529

COVID-19 Impact on Leases

The table below summarizes the concessions which Customers granted to lessees as a result of the business impact of the COVID-19 pandemic and their financial effect as of and for the three months ended March 31, 2020:

	As of March 31, 2020
(dollars in thousands)	Number of Contracts	Principal Balance
Payment forgiveness	—	$—
Payment deferral	12	382
Total	12	$382

All of the above concessions were for direct finance leases. None of the lessees receiving concessions were in past due status prior to receiving the concessions. Accordingly, the concessions did not impact interest income from leases for the three months ended March 31, 2020. No concessions were processed for operating leases during the three months ended March 31, 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

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

In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2020 and December 31, 2019, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$827,884	7.560%	$492,760	4.500%	N/A	N/A	$766,515	7.000%
Customers Bank	$1,158,308	10.599%	$491,793	4.500%	$710,368	6.500%	$765,011	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,045,355	9.546%	$657,013	6.000%	N/A	N/A	$930,768	8.500%
Customers Bank	$1,158,308	10.599%	$655,724	6.000%	$874,298	8.000%	$928,942	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,277,340	11.665%	$876,017	8.000%	N/A	N/A	$1,149,773	10.500%
Customers Bank	$1,334,108	12.207%	$874,298	8.000%	$1,092,873	10.000%	$1,147,517	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,045,355	9.011%	$464,045	4.000%	N/A	N/A	$464,045	4.000%
Customers Bank	$1,158,308	9.992%	$463,680	4.000%	$579,600	5.000%	$463,680	4.000%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%

The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2020 and December 31, 2019:
Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities, available for sale debt securities and debt securities reported at fair value based on a fair value option election are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), quoted prices in markets that are not active (Level 2), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

Loans receivable - Commercial mortgage warehouse loans (fair value option):
The fair value of commercial mortgage warehouse loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of the mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not generally expected to be recognized because at inception of the transaction the underlying mortgage loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of under 30 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
Collateral-dependent loans:
Collateral-dependent loans are those loans that are accounted for under ASC 326, Financial Instruments - Credit Losses, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, discounted cash flows based upon the expected proceeds, sales agreements or letters of intent with third parties. These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at March 31, 2020 and December 31, 2019 were as follows.

			Fair Value Measurements at March 31, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$256,232	$256,232	$256,232	$—	$—
Debt securities, available for sale	696,353	696,353	—	696,353	—
Interest-only GNMA securities	15,276	15,276	—	—	15,276
Equity securities	1,028	1,028	1,028	—	—
Loans held for sale	450,157	450,157	—	1,388	448,769
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,721,991	10,198,615	—	2,518,012	7,680,603
FHLB, Federal Reserve Bank and other restricted stock	87,140	87,140	—	87,140	—
Derivatives	66,449	66,449	—	66,234	215
Liabilities:
Deposits	$8,413,643	$8,425,067	$7,014,296	$1,410,771	$—
FRB advances	175,000	175,000	175,000	—	—
Federal funds purchased	705,000	705,000	705,000	—	—
FHLB advances	1,260,000	1,266,251	410,000	856,251	—
Other borrowings	123,732	97,517	—	97,517	—
Subordinated debt	181,185	154,304	—	154,304	—
Derivatives	118,189	118,189	—	118,189	—

			Fair Value Measurements at December 31, 2019
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$212,505	$212,505	$212,505	$—	$—
Debt securities, available for sale	577,198	577,198	—	577,198	—
Interest-only GNMA securities	16,272	16,272	—	—	16,272
Equity securities	2,406	2,406	2,406	—	—
Loans held for sale	486,328	486,328	—	2,130	484,198
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	9,853,037	—	2,245,758	7,607,279
FHLB, Federal Reserve Bank and other restricted stock	84,214	84,214	—	84,214	—
Derivatives	23,608	23,608	—	23,529	79
Liabilities:
Deposits	$8,648,936	$8,652,340	$6,980,402	$1,671,938	$—
Federal funds purchased	538,000	538,000	538,000	—	—
FHLB advances	850,000	852,162	—	852,162	—
Other borrowings	123,630	127,603	—	127,603	—
Subordinated debt	181,115	192,217	—	192,217	—
Derivatives	45,939	45,939	—	45,939	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$172,814	$—	$172,814
Agency-guaranteed collateralized mortgage obligations	—	153,952	—	153,952
State and political subdivision debt securities	—	15,157	—	15,157
Collateralized mortgage obligations	—	5,566	—	5,566
Corporate notes	—	348,864	—	348,864
Interest-only GNMA securities	—	—	15,276	15,276
Equity securities	1,028	—	—	1,028
Derivatives	—	66,234	215	66,449
Loans held for sale – fair value option	—	1,388	—	1,388
Loans receivable, mortgage warehouse – fair value option	—	2,518,012	—	2,518,012
Total assets – recurring fair value measurements	$1,028	$3,281,987	$15,491	$3,298,506
Liabilities
Derivatives	$—	$118,189	$—	$118,189
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans, net of specific reserves of $854	$—	$—	$28,923	$28,923

	December 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Agency-guaranteed residential mortgage–backed securities	$—	$278,321	$—	$278,321
Corporate notes	—	298,877	—	298,877
Interest-only GNMA securities	—	—	16,272	16,272
Equity securities	2,406	—	—	2,406
Derivatives	—	23,529	79	23,608
Loans held for sale – fair value option	—	2,130	—	2,130
Loans receivable, mortgage warehouse – fair value option	—	2,245,758	—	2,245,758
Total assets – recurring fair value measurements	$2,406	$2,848,615	$16,351	$2,867,372
Liabilities
Derivatives	$—	$45,939	$—	$45,939
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $852	$—	$—	$14,272	$14,272
Other real estate owned	—	—	78	78
Total assets – nonrecurring fair value measurements	$—	$—	$14,350	$14,350

The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 11 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended March 31,
(amounts in thousands)	2020	2019
Balance at December 31	$79	$69
Issuances	215	77
Settlements	(79)	(69)
Balance at March 31	$215	$77

There were no transfers between levels during the three months ended March 31, 2020 and 2019.
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2020 and December 31, 2019 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets. The interest-only GNMA securities are Level 3 assets measured at fair value on a recurring basis under a fair value option election. For the three months ended March 31, 2020, cash settlements of $1.0 million were applied to the carrying value of the interest-only GNMA securities, net of premium amortization expense. At March 31, 2020, Customers used an internally developed discounted cash flow model to value the interest-only GNMA securities. The significant unobservable input used in the discounted cash flow model included prepayment speed. Significant increases (decreases) in this input would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Collateral-dependent – real estate	$27,735	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation (4)	8% - 10% (8%) 11% - 45% (20%)
Collateral-dependent loans – commercial & industrial	1,188	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 8% - 8% (8%)
Interest-only GNMA securities	15,276	Discounted cash flow	Constant prepayment rate	5% - 13% (12%)
Residential mortgage loan commitments	215	Adjusted market bid	Pull-through rate	80% - 80% (80%)
(1)Obtained from approved independent appraisers. Appraisals are current and in compliance with credit policy. Customers does not generally discount appraisals.   Fair value is also estimated based on sale agreements or letters of intent with third parties.
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

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Impaired loans – real estate	$12,767	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation (4)	8% - 10% (8%) 34% - 45% (37%)
Impaired loans – commercial & industrial	1,505	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 8% - 50% (22%)
Interest-only GNMA securities	16,272	Discounted cash flow	Constant prepayment rate	9% - 14% 12%
Other real estate owned	78	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	79	Adjusted market bid	Pull-through rate	85% - 85% (85%)
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

NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain borrowings and deposits. Customers also has interest-rate derivatives resulting from a service provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $14.6 million of losses from accumulated other comprehensive income (loss) to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances and Fed fund purchases) and a variable-rate deposit relationship over a maximum period of 73 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At March 31, 2020, Customers had five outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest-rate risk. At December 31, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest rate-risk. The outstanding cash flow hedges at March 31, 2020 expire between June 2021 and May 2026.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At March 31, 2020, Customers had 152 interest rate swaps with an aggregate notional amount of $1.5 billion and four interest rate caps with an aggregated notional amount of $77.6 million related to this program. At December 31, 2019, Customers had 140 interest rate swaps with an aggregate notional amount of $1.4 billion and four interest rate caps with an aggregate notional amount of $78.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2020 and December 31, 2019, Customers had an outstanding notional balance of residential mortgage loan commitments of $12.5 million and $4.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2020 and December 31, 2019, Customers had outstanding notional balances of credit derivatives of $172.4 million and $167.1 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$578	Other liabilities	$48,344
Total		$578		$48,344
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$65,207	Other liabilities	$69,259
Interest rate caps	Other assets	18	Other liabilities	18
Credit contracts	Other assets	431	Other liabilities	568
Residential mortgage loan commitments	Other assets	215	Other liabilities	—
Total		$65,871		$69,845

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$21,374
Total		$—		$21,374
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,301	Other liabilities	$24,797
Interest rate caps	Other assets	9	Other liabilities	9
Credit contracts	Other assets	219	Other liabilities	(241)
Residential mortgage loan commitments	Other assets	79	Other liabilities	—
Total		$23,608		$24,565
Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives not designated as hedges for the three months ended March 31, 2020 and 2019.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2020	2019
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(1,015)	$(287)
Interest rate caps	Other non-interest income	—	—
Credit contracts	Other non-interest income	(132)	102
Residential mortgage loan commitments	Mortgage banking income	137	8
Total		$(1,010)	$(177)
Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,			Three months ended March 31,
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(20,346)	$(5,135)	Interest expense	$(1,478)	$413
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2020, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $118.5 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $117.6 million of cash as collateral at March 31, 2020. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
March 31, 2020
Interest rate derivative assets with institutional counterparties	$578	$—	$—	$578

Interest rate derivative liabilities with institutional counterparties	$117,602	$—	$(117,602)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2019
Interest rate derivative assets with institutional counterparties	$432	$—	$—	$432

Interest rate derivative liabilities with institutional counterparties	$45,727	$—	$(45,727)	$—

NOTE 12 — BUSINESS SEGMENTS
Customers’ segment financial reporting reflects the manner in which its chief operating decision makers allocate resources and assess performance. Management has determined that Customers’ operations consist of two reportable segments - Customers Bank Business Banking and BankMobile. Each segment generates revenues, manages risk, and offers distinct products and services to targeted customers through different delivery channels. The strategy, marketing and analysis of these segments vary considerably.
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

The following tables present the operating results for Customers' reportable business segments for the three months ended March 31, 2020 and 2019. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 20.35% for 2020 and 23.15% for 2019, respectively.

	Three Months Ended March 31, 2020
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$112,717	$12,626	$125,343
Interest expense	43,678	344	44,022
Net interest income	69,039	12,282	81,321
Provision for credit losses on loans and leases	27,298	4,488	31,786
Non-interest income	11,136	10,794	21,930
Non-interest expense	43,860	22,599	66,459
Income (loss) before income tax expense (benefit)	9,017	(4,011)	5,006
Income tax expense (benefit)	2,722	(816)	1,906
Net income (loss)	6,295	(3,195)	3,100
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$2,680	$(3,195)	$(515)

As of March 31, 2020
Goodwill and other intangibles	$3,629	$11,241	$14,870
Total assets (2)	$11,418,000	$600,799	$12,018,799
Total deposits	$7,803,878	$609,765	$8,413,643
Total non-deposit liabilities (2)	$2,611,684	$28,836	$2,640,520

	Three Months Ended March 31, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$92,871	$8,204	$101,075
Interest expense	41,605	166	41,771
Net interest income	51,266	8,038	59,304
Provision for credit losses on loans and leases	2,976	1,791	4,767
Non-interest income	7,577	12,141	19,718
Non-interest expense	35,384	18,600	53,984
Income (loss) before income tax expense (benefit)	20,483	(212)	20,271
Income tax expense (benefit)	4,880	(49)	4,831
Net income (loss)	15,603	(163)	15,440
Preferred stock dividends	3,615	—	3,615
Net income (loss) available to common shareholders	$11,988	$(163)	$11,825

As of March 31, 2019
Goodwill and other intangibles	$3,629	$12,544	$16,173
Total assets (2)	$9,916,308	$227,586	$10,143,894
Total deposits	$6,798,562	$626,756	$7,425,318
Total non-deposit liabilities (2)	$1,719,469	$20,734	$1,740,203
(1) Amounts reported include funds transfer pricing of $1.4 million and $5.6 million, for the three months ended March 31, 2020 and 2019, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.
(2) Amounts reported exclude inter-segment receivables/payables.

NOTE 13 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers in scope of ASC 606 is recognized within non-interest income.
The following table presents Customers' non-interest revenues affected by ASC 606 by business segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$270	$6,539	$6,809	$180	$8,626	$8,806
Deposit fees	552	2,908	3,460	300	1,909	2,209
University fees - card and disbursement fees	—	292	292	—	355	355
Total revenue recognized at point in time	822	9,739	10,561	480	10,890	11,370
Revenue recognized over time:
University fees - subscription revenue	—	992	992	—	979	979
Total revenue recognized over time	—	992	992	—	979	979
Total revenue from contracts with customers	$822	$10,731	$11,553	$480	$11,869	$12,349

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
Lifestyle Healthcare Group, Inc. Matter
On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Trading as Lifestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145. On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank has filed Preliminary Objections to the Second Amended Complaint seeking dismissal of Plaintiff's claim against Customers Bank and Robert White, named as co-defendants. The Court has dismissed certain counts and determined to allow certain other counts to proceed. Customers Bank intends to vigorously defend itself against these allegations but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
United States Department of Education Matter
In third quarter 2018, Customers received a Final Program Review Determination ("FPRD") letter dated September 5, 2018 from the DOE regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The DOE program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the DOE’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals.  The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagreed with the FPRD and appealed the asserted financial liabilities of $6.5 million, and a request for review has been submitted to trigger an administrative process before the DOE’s Office of Hearing and Appeals.
On March 26, 2020, the DOE and Customers filed a Joint Motion to Dismiss with Prejudice (the "Joint Motion") with the United States Department of Education. The Joint Motion states that the DOE and Customers reached an agreement that resolves the liabilities at issue in the appeal. The Joint Motion was granted on April 27, 2020. As part of the settlement, the liabilities assessed in the FPRD were reduced to $3.0 million (the "settlement amount"). Customers had previously recorded a liability in the amount of $1.0 million during third quarter 2019 and increased its liability by an additional $1.0 million in first quarter 2020. The remaining $1.0 million is expected to be funded from funds in an escrow account set-up at the time of Customers' acquisition of the Disbursement business from Higher One in 2016.

Bureau of the Fiscal Service Notice of Direct Debit (U.S. Treasury Check Reclamation)
On June 21, 2019, Customers received a Notice of Direct Debit (U.S. Treasury Check Reclamation) from the Bureau of the Fiscal Service (“Reclamation Notice”). The Reclamation Notice represented a demand to Customers for the return of funds on a U.S. Treasury check for approximately $5.4 million. Customers filed a written protest pursuant to Code of Federal Regulations, Title 31, Chapter II, Part 240, which resulted in a suspension of the direct debit by the Bureau of the Fiscal Service. On January 31, 2020, Customers received an Abandonment Notice from the Bureau of Fiscal Service instructing Customers to disregard the Notice of Direct Debit as the Bureau of Fiscal Service would not be seeking reclamation of these funds.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words ”may,” ”could,” ”should,” ”pro forma,” ”looking forward,” ”would,” ”believe,” ”expect,” ”anticipate,” ”estimate,” ”intend,” ”plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the adverse impact on the U.S. economy, including the markets in which we operate, of the coronavirus outbreak, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; the effects of changes in accounting standards or policies, including Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (CECL); and, our ability to divest BankMobile on terms and conditions acceptable to us, in the timeframe we currently intend, and the possible effects on our business and results of operations of a divestiture of BankMobile or if we are unable to divest BankMobile for an extended period of time. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2019, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc.

does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2020.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2019 Form 10-K.
Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans, leases and investments. Customers' primary source of funds for making these loans, leases and investments are its deposits and borrowings, on which it pays interest. Consequently, one of the key measures of Customers' success is the amount of its net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the difference between the interest income generated by interest earning assets and the interest expense on interest-bearing liabilities, relative to the amount of average interest earning assets, which is referred to as net interest margin.
BankMobile, a division of Customers Bank, derives a majority of its revenue from interest income on other consumer loans, interchange and card revenue and deposit fees.

There is credit risk inherent in all loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and lease losses against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOAN AND LEASE LOSSES to Customers' unaudited quarterly financial statements.

Impact of COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase in coming months. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers has modified its business practices, including restricting team member travel, directing team members to work from home insofar as is possible and implementing its business continuity plans and protocols to the extent necessary. Customers also has made donations that have resulted in more than $1 million, either directly or indirectly, to communities in its footprint for urgent basic needs and has been re-targeting existing sponsorship and grants to non-profit organizations to support COVID-19 related activities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. As of that date, Customers had obtained approvals for approximately 1,267 clients totaling approximately $385 million in approved PPP loans. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. As of May 2, 2020, Customers has helped thousands of small businesses by originating about $5 billion in SBA PPP loans directly or through fintech partnerships.

In response to the COVID-19 pandemic, Customers has also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of March 31, 2020, Customers had granted temporary modifications on approximately 1,800 loans and leases with outstanding balances of $64 million. Through April 24, 2020, Customers had granted approximately 2,000 additional temporary modifications with outstanding balances of $490 million.

Significant uncertainties as to future economic conditions exist, and Customers has taken deliberate actions in response, including higher levels of on-balance sheet liquidity and maintaining strong capital ratios. Additionally, the economic pressures, coupled with the implementation of an expected lifetime loss methodology for determining our provision for credit losses as required by CECL have contributed to an increased provision for credit losses on loans and leases and off-balance sheet credit exposures in first quarter 2020. Customers continues to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact Customers' operations and financial results during the remainder of 2020 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted, including CECL, or issued accounting guidance will have on us, please refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' interim unaudited financial statements.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2019 Form 10-K and updated in this Form 10-Q for the quarterly period ended March 31, 2020 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
The critical accounting policies that are both important to the portrayal of Customers' financial condition and results of operations and require complex, subjective judgments are the accounting policies for the following: ACL and the Valuation of Interest-Only GNMA Securities. These critical accounting policies and material estimates, along with the related disclosures, are reviewed by Customers' Audit Committee of the Board of Directors.
Allowance for Credit Losses
Customers' ACL at March 31, 2020 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.

Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool, while also incorporating prepayment assumptions into its lifetime loss rates. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, portfolio performance and assigned risk ratings. Significant loan/

borrower attributes utilized in the models include property type, initial loan to value, assigned risk ratings, delinquency status, origination date, maturity date, initial FICO scores, and borrower state.

The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modeled credit loss estimates, nature and volume, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios to arrive at a composite scenario supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management's best estimate of expected credit losses.

The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the Chief Financial Officer, Chief Risk Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers' risk management team. The ACL policy, significant judgements and the related disclosures are reviewed by Customers' Audit Committee of the Board of Directors.

The significant increase in our estimated ACL as of March 31, 2020 as compared to our January 1, 2020 estimate was primarily attributable to the significant economic impact of COVID-19, along with loan growth in Customers' commercial and consumer loan portfolios. The total reserve build for the ACL for the three months ended March 31, 2020 was $31.8 million, with an ending balance of $153.5 million ($149.3 million for loans and leases and $4.2 million for unfunded lending-related commitments) as of March 31, 2020.

To determine the ACL as of March 31, 2020, Customers utilized the Moody's March 27, 2020 Baseline forecast to integrate the effects of COVID-19 in its loss estimates. The Baseline forecast assumed a deep recession in second quarter 2020 with significantly declining GDP and elevated unemployment followed by a strong recovery in the second half of 2020. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

There is no certainty that Customers' ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers' markets, such as the current COVID-19 pandemic, could severely impact our current expectations. If the credit quality of Customers' customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers' net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers' financial condition and results of operations. The extent to which the current COVID-19 pandemic has and will continue to negatively impact Customers' businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.

For more information, see NOTE 7 LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES of the notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations
The following table sets forth the condensed statements of income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change	% Change
Net interest income	$81,321	$59,304	$22,017	37.1%
Provision for credit losses	31,786	4,767	27,019	566.8%
Total non-interest income	21,930	19,718	2,212	11.2%
Total non-interest expense	66,459	53,984	12,475	23.1%
Income before income tax expense	5,006	20,271	(15,265)	(75.3)%
Income tax expense	1,906	4,831	(2,925)	NM
Net income	3,100	15,440	(12,340)	(79.9)%
Preferred stock dividends	3,615	3,615	—	—%
Net income (loss) available to common shareholders	$(515)	$11,825	$(12,340)	(104.4)%
Customers reported a net loss available to common shareholders of $0.5 million for the three months ended March 31, 2020, compared to net income available to common shareholders of $11.8 million for the three months ended March 31, 2019. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were as follows:
Net interest income
Net interest income increased $22.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as average interest-earning assets increased by $1.7 billion and NIM expanded by 40 basis points to 2.99% for the three months ended March 31, 2020 from 2.59% for the three months ended March 31, 2019 as the shift in the mix of interest-earning assets drove an 18 basis point increase in the yield on interest-earnings assets for the three months ended March 31, 2020 and funding costs declined as the cost of interest-bearing liabilities decreased by 30 basis points for the three months ended March 31, 2020 due to Federal Reserve interest rate cuts in 2019 and 2020. Customers' total cost of funds, including non-interest bearing deposits was 1.70% and 1.95% for the three months ended March 31, 2020 and 2019, respectively.
Provision for credit losses

The $27.0 million increase in the provision for credit losses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, reflects Customers' adoption of CECL and the impact of COVID-19. Upon adoption of the CECL standard on January 1, 2020, the allowance for credit losses for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The allowance for credit losses on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The allowance for credit losses on loans and leases held for investment represented 2.0% of total loans and leases receivable at March 31, 2020, compared to 0.6% at March 31, 2019. Net charge-offs for the three months ended March 31, 2020 were $18.7 million, or 79 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.1 million, or 5 basis points on an annualized basis for the three months ended March 31, 2019. The increase in net charge-offs for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to a partial charge off of $12.8 million for one commercial real estate collateral dependent loan during the three months ended March 31, 2020, which Customers decided to sell subsequent to March 31, 2020. This commercial real estate loan, which is collateralized by Class A office space in northern New Jersey, differs from Customers' other commercial real estate loans in that it had a single tenant leasing a significant amount of square footage. As a result, Customers does not believe that this loss is indicative of the credit losses inherent in its overall commercial real estate loan portfolio.

Non-interest income
The $2.2 million increase in non-interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from $4.0 million of gains realized from the sale of $100.5 million of agency-guaranteed residential mortgage-backed securities during the three months ended March 31, 2020 and increases of $1.9 million in commercial lease income, $1.3 million in deposit fees, and $0.6 million in mortgage warehouse transactions fees. These increases were offset in part by decreases of $2.2 million in other non-interest income, $2.0 million in interchange and card revenue, and $1.3 million in unrealized losses on investment securities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Non-interest expense
The $12.5 million increase in non-interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from increases of $3.3 million in other non-interest expense, $3.1 million in professional services, $2.5 million in salaries and employee benefits, $1.5 million in commercial lease depreciation, $1.1 million in technology, communications, and bank operations, $0.9 million in FDIC assessments, non-income taxes and regulatory fees, and $0.8 million in advertising and promotion. These increases were offset in part by a decrease of $0.9 million in provision for operating losses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Income tax expense
Customers' effective tax rate was 38.1% for the three months ended March 31, 2020 compared to 23.8% for the three months ended March 31, 2019. The increase in the effective tax rate primarily resulted from discrete provision items, which increased income tax expense for the three months ended March 31, 2020.
Preferred stock dividends
Preferred stock dividends were $3.6 million for both the three months ended March 31, 2020 and 2019. There were no changes to the amount of preferred stock outstanding or the dividends paid during the three months ended March 31, 2020 and 2019.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following tables summarize Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2020 and 2019. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,						Three Months Ended March 31,
	2020			2019			2020 vs. 2019
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$772,249	$2,860	1.49%	$85,263	$530	2.52%	$(303)	$2,633	$2,330
Investment securities (1)	566,287	4,977	3.52%	691,823	6,241	3.61%	(153)	(1,111)	(1,264)
Loans and leases:
Commercial loans to mortgage companies	1,841,659	17,514	3.82%	1,264,478	15,753	5.05%	(4,430)	6,191	1,761
Multi-family loans	2,213,858	22,367	4.06%	3,253,792	30,376	3.79%	2,112	(10,121)	(8,009)
Commercial and industrial loans and leases (2)	2,460,811	28,738	4.70%	1,921,139	24,332	5.14%	(2,193)	6,599	4,406
Non-owner occupied commercial real estate loans	1,335,459	14,437	4.35%	1,169,333	12,896	4.47%	(342)	1,883	1,541
Residential mortgages	445,953	4,401	3.97%	695,748	7,136	4.16%	(309)	(2,426)	(2,735)
Other consumer loans	1,259,051	28,623	9.14%	116,295	2,623	9.15%	(3)	26,003	26,000
Total loans and leases (3)	9,556,791	116,080	4.89%	8,420,785	93,116	4.48%	9,281	13,683	22,964
Other interest-earning assets	81,404	1,426	7.04%	80,542	1,188	5.98%	224	14	238
Total interest-earning assets	10,976,731	125,343	4.59%	9,278,413	101,075	4.41%	4,424	19,844	24,268
Non-interest-earning assets	596,675			481,116
Total assets	$11,573,406			$9,759,529
Liabilities
Interest checking accounts	$1,294,098	4,616	1.43%	$815,072	3,815	1.90%	(1,103)	1,904	801
Money market deposit accounts	3,635,554	16,214	1.79%	3,144,888	17,338	2.24%	(3,709)	2,585	(1,124)
Other savings accounts	1,141,406	5,806	2.05%	380,911	1,900	2.02%	28	3,878	3,906
Certificates of deposit	1,524,770	7,717	2.04%	1,552,153	8,172	2.14%	(330)	(125)	(455)
Total interest-bearing deposits (4)	7,595,828	34,353	1.82%	5,893,024	31,225	2.15%	(5,230)	8,358	3,128
Borrowings	1,229,399	9,669	3.16%	1,432,685	10,546	2.98%	637	(1,514)	(877)
Total interest-bearing liabilities	8,825,227	44,022	2.01%	7,325,709	41,771	2.31%	(5,812)	8,063	2,251
Non-interest-bearing deposits (4)	1,573,371			1,360,815
Total deposits and borrowings	10,398,598		1.70%	8,686,524		1.95%
Other non-interest-bearing liabilities	149,453			104,401
Total liabilities	10,548,051			8,790,925
Shareholders' equity	1,025,355			968,604
Total liabilities and shareholders' equity	$11,573,406			$9,759,529
Net interest income		81,321			59,304		$10,236	$11,781	$22,017
Tax-equivalent adjustment (5)		205			181
Net interest earnings		$81,526			$59,485
Interest spread			2.89%			2.46%
Net interest margin			2.98%			2.59%
Net interest margin tax equivalent (5)			2.99%			2.59%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.51% and 1.75% for the three months ended March 31, 2020 and 2019, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended March 31, 2020 and 2019, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $22.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as average interest-earning assets increased by $1.7 billion and NIM expanded by 40 basis points to 2.99% for the three months ended March 31, 2020 from 2.59% for the three months ended March 31, 2019, as the shift in the mix of interest-earning assets drove an 18 basis point increase in the yield on interest-earnings assets for the three months ended March 31, 2020. In addition, funding costs declined as the cost of interest-bearing liabilities decreased by 30 basis points for the three months ended March 31, 2020 due to Federal

Reserve interest rate cuts in 2019 and 2020. Compared to the three months ended March 31, 2019, total loan and lease yields increased 41 basis points to 4.89% primarily as a result of the remix in the loan portfolio in 2019 and 2020. Given the Federal Reserve interest rate cuts in 2019 and 2020 and the associated decreases in market interest rates, the cost of interest-bearing deposits decreased 33 basis points to 1.82%. Borrowing costs increased 18 basis points to 3.16% for the three months ended March 31, 2020 due to the issuance of $25.0 million of senior notes in September 2019 and $74.8 million in subordinated notes in December 2019. Customers' total costs of deposits (including interest-bearing and non-interest-bearing) were 1.51% and 1.75% for the three months ended March 31, 2020 and 2019, respectively, a decrease of 24 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. During first quarter 2020, Customers adopted ASU 2016-13. Upon adoption, the allowance for credit losses for loans and leases and lending-related unfunded commitments increased by $79.8 million and $3.4 million, respectively, with the after-tax cumulative effect recorded to retained earnings. Customers recorded a $31.8 million and $0.8 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for first quarter 2020 utilizing the CECL methodology, a significant increase from prior quarters. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic, an increase in net charge-offs, and portfolio growth.

For more information about the provision and ACL and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		QTD
(dollars in thousands)	2020	2019	Change	% Change
Interchange and card revenue	$6,809	$8,806	$(1,997)	(22.7)%
Deposit fees	3,460	2,209	1,251	56.6%
Commercial lease income	4,268	2,401	1,867	77.8%
Bank-owned life insurance	1,762	1,816	(54)	(3.0)%
Mortgage warehouse transactional fees	1,952	1,314	638	48.6%
Gain (loss) on sale of SBA and other loans	11	—	11	NM
Mortgage banking income	296	167	129	77.2%
Gain (loss) on sale of investment securities	3,974	—	3,974	NM
Unrealized gain (loss) on investment securities	(1,378)	2	(1,380)	NM
Other	776	3,003	(2,227)	(74.2)%
Total non-interest income	$21,930	$19,718	$2,212	11.2%
Interchange and card revenue
The $2.0 million decrease in interchange and card revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from lower activity volumes at the BankMobile segment.
Deposit fees
The $1.3 million increase in deposit fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from higher activity volumes and an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.9 million increase in commercial lease income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from the continued growth of Customers' equipment finance business.

Mortgage warehouse transactional fees
The $0.6 million increase in mortgage warehouse transactional fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Gain (loss) on sale of investment securities
The $4.0 million increase in gain (loss) on sale of investment securities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 reflects $4.0 million of gains realized from the sale of $100.5 million of agency-guaranteed residential mortgage-backed securities during the three months ended March 31, 2020.
Unrealized gain (loss) on investment securities
The $1.4 million decrease in unrealized gain (loss) on investment securities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 reflects a decline in the fair value of equity securities issued by a foreign entity for the three months ended March 31, 2020.
Other non-interest income
The $2.2 million decrease in other non-interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from a negative mark-to-market derivative credit valuation adjustment of $2.2 million for the three months ended March 31, 2020 due to changes in market interest rates.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		QTD
(dollars in thousands)	2020	2019	Change	% Change
Salaries and employee benefits	$28,310	$25,823	$2,487	9.6%
Technology, communication and bank operations	13,050	11,953	1,097	9.2%
Professional services	7,670	4,573	3,097	67.7%
Occupancy	3,032	2,903	129	4.4%
Commercial lease depreciation	3,427	1,923	1,504	78.2%
FDIC assessments, non-income taxes and regulatory fees	2,867	1,988	879	30.7%
Provision for operating losses	912	1,779	(867)	(48.7)%
Advertising and promotion	1,641	809	832	102.8%
Merger and acquisition related expenses	50	—	50	NM
Loan workout	366	320	46	14.4%
Other real estate owned	8	57	(49)	(86.0)%
Other	5,126	1,856	3,270	176.2%
Total non-interest expense	$66,459	$53,984	$12,475	23.1%
Salaries and employee benefits
The $2.5 million increase in salaries and employee benefits for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.
Technology, communication, and bank operations
The $1.1 million increase in technology, communication, and bank operations expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from the continued investment in Customers' digital transformation initiatives.

Professional services
The $3.1 million increase in professional services for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from consulting services associated with supporting our white label partnership and digital transformation efforts.
Commercial lease depreciation
The $1.5 million increase in commercial lease depreciation for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $0.9 million increase in FDIC assessments, non-income taxes, and regulatory fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from higher fees resulting from management's decision to grow the balance sheet beyond $10 billion in assets, as higher premiums become applicable.
Provision for operating losses
The provision for operating losses primarily consists of losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders. The $0.9 million decrease in provision for operating losses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from initiatives implemented by management to reduce fraud and theft-based losses during the three months ended March 30, 2020.
Advertising and promotion expenses
The $0.8 million increase in advertising and promotion expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from the promotion of Customers' digital banking products and service offerings available through BankMobile and its White Label partnership.
Other non-interest expense
The $3.3 million increase in other non-interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulted from a legal contingency accrual of $1.0 million related to the settlement of the previously disclosed DOE matter, certain product development costs related to our white label partnership, and an increase in the provision for credit losses on off-balance sheet credit exposures of $0.8 million coinciding with the adoption of CECL and the impact of COVID-19.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		QTD
(dollars in thousands)	2020	2019	Change	% Change
Income before income tax expense	$5,006	$20,271	$(15,265)	(75.3)%
Income tax expense	$1,906	$4,831	$(2,925)	(60.5)%
Effective tax rate	38.07%	23.83%
The $2.9 million decrease in income tax expense for the three months ended March 31, 2020, when compared to the same period in the prior year, primarily resulted from a decline in pre-tax income, partially offset by discrete provision items which increased income tax expense for the three months ended March 31, 2020. The increase in the effective tax for the three months ended March 31, 2020, when compared to the same period in the prior year, primary resulted from the discrete provision items, which increased income tax expense for the three months ended March 31, 2020.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million for both the three months ended March 31, 2020 and 2019. There were no changes to the amount of preferred stock outstanding or the dividend rates from first quarter 2019 to first quarter 2020.

Financial Condition
General
Customers' total assets were $12.0 billion at March 31, 2020. This represented a $0.5 billion increase from total assets of $11.5 billion at December 31, 2019. The increase in total assets was primarily driven by increases of $272.3 million in loans receivable, mortgage warehouse, at fair value, $154.5 million in other assets, and $116.8 million in investment securities, partially offset by an increase in allowance for loan and lease losses of $92.9 million.
Total liabilities were $11.1 billion at March 31, 2020. This represented a $0.6 billion increase from $10.5 billion at December 31, 2019. The increase in total liabilities primarily resulted from increases in FHLB advances of $410.0 million, FRB advances of $175.0 million, federal funds purchased of $167.0 million, and accrued interest payable and other liabilities of $69.4 million, partially offset in part by a reduction in total deposits of $235.3 million.
The following table presents certain key condensed balance sheet data as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019	Change	% Change
Cash and cash equivalents	$256,232	$212,505	$43,727	20.6%
Investment securities, at fair value	712,657	595,876	116,781	19.6%
Loans held for sale	450,157	486,328	(36,171)	(7.4)%
Loans receivable, mortgage warehouse, at fair value	2,518,012	2,245,758	272,254	12.1%
Loans and leases receivable	7,353,262	7,318,988	34,274	0.5%
Allowance for credit losses on loan and lease losses	(149,283)	(56,379)	(92,904)	164.8%
Total assets	12,018,799	11,520,717	498,082	4.3%
Total deposits	8,413,643	8,648,936	(235,293)	(2.7)%
FRB advances	175,000	—	175,000	NM
Federal funds purchased	705,000	538,000	167,000	31.0%
FHLB advances	1,260,000	850,000	410,000	48.2%
Other borrowings	123,732	123,630	102	0.1%
Subordinated debt	181,185	181,115	70	—%
Total liabilities	11,054,163	10,467,922	586,241	5.6%
Total shareholders’ equity	964,636	1,052,795	(88,159)	(8.4)%
Total liabilities and shareholders’ equity	$12,018,799	$11,520,717	$498,082	4.3%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  Cash and due from banks were $18.8 million and $33.1 million at March 31, 2020 and December 31, 2019, respectively.  Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $237.4 million and $179.4 million at March 31, 2020 and December 31, 2019, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities (guaranteed by an agency of the United States government), state and political subdivision debt securities, corporate securities, interest-only GNMA securities, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income, given changes in the economic environment, liquidity position and balance sheet mix.
At March 31, 2020, investment securities totaled $712.7 million compared to $595.9 million at December 31, 2019. The increase in investment securities primarily resulted from the purchases of agency-guaranteed mortgage-backed securities, state and political subdivision debt securities, and corporate securities totaling $256.1 million, partially offset by the sale of $100.5 million of agency-guaranteed mortgage-backed securities, maturities, calls and principal repayments totaling $24.1 million, and unrealized losses of $13.1 million for three month ended March 31, 2020.
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

LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (other consumer loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders for both the Customers Bank Business Banking and BankMobile segments nationwide.
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
As of March 31, 2020, Customers had $8.6 billion in commercial loans outstanding, totaling approximately 83.1% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value, compared to commercial loans outstanding of $8.4 billion, comprising approximately 83.8% of its total loan and lease portfolio, at December 31, 2019.
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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2020 and December 31, 2019, commercial loans to mortgage banking businesses totaled $2.5 billion and $2.2 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.

Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2020, Customers had multi-family loans of $2.1 billion outstanding, comprising approximately 20.0% of the total loan and lease portfolio, compared to $2.4 billion, or approximately 23.8% of the total loan and lease portfolio, at December 31, 2019.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of March 31, 2020 and December 31, 2019, Customers had $263.9 million and $257.9 million, respectively, of equipment finance loans outstanding. As of March 31, 2020 and December 31, 2019, Customers had $96.6 million and $89.2 million of equipment finance leases, respectively. As of March 31, 2020 and December 31, 2019, Customers had $96.6 million and $93.6 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $17.7 million and $14.3 million, respectively.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The other consumer loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2020, Customers had $1.7 billion in consumer loans outstanding, or 16.9% of the total loan and lease portfolio, compared to $1.6 billion, or 16.2% of the total loan and lease portfolio, as of December 31, 2019. Customers purchased $191.8 million and $66.1 million of other consumer loans through arrangements with third-party fintech companies during the three months ended March 31, 2020 and March 31, 2019, respectively. Customers purchased $0.5 million and $66.4 million of residential mortgage loans from third-party financial institutions during the three months ended March 31, 2020 and 2019, respectively. Customers intends to temper its growth in consumer loans for the remainder of 2020.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	March 31, 2020	December 31, 2019
Commercial loans:
Multi-family loans at lower of cost or fair value	$447,444	$482,873
Total commercial loans held for sale	447,444	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	1,325
Residential mortgage loans, at fair value	1,388	2,130
Total consumer loans held for sale	2,713	3,455
Loans held for sale	$450,157	$486,328
At March 31, 2020, loans held for sale totaled $450.2 million, or 4.36% of the total loan and lease portfolio, and $486.3 million, or 4.84% of the total loan and lease portfolio, at December 31, 2019. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2020	December 31, 2019
Loans and leases receivable, mortgage warehouse, at fair value	$2,518,012	$2,245,758
Loans receivable:
Commercial:
Multi-family	1,621,633	1,907,331
Commercial and industrial (1)	2,072,952	1,891,152
Commercial real estate owner occupied	543,945	551,948
Commercial real estate non-owner occupied	1,252,826	1,222,772
Construction	115,448	117,617
Total commercial loans and leases receivable	5,606,804	5,690,820
Consumer:
Residential real estate	362,047	382,634
Manufactured housing	69,240	71,359
Other consumer	1,315,171	1,174,175
Total consumer loans receivable	1,746,458	1,628,168
Loans and leases receivable (2)	7,353,262	7,318,988
Allowance for credit losses	(149,283)	(56,379)
Total loans and leases receivable, net of allowance for credit losses	$9,721,991	$9,508,367
(1)Includes direct finance equipment leases of $96.6 million and $89.2 million at March 31, 2020 and December 31, 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $3.2 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.5 billion and $2.2 billion at March 31, 2020 and December 31, 2019, respectively.
Credit Risk
Customers manages credit risk by maintaining diversification in its loan and lease portfolio, establishing and enforcing prudent underwriting standards and collection efforts, and continuous and periodic loan and lease classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate ACL. Credit losses are charged-off when they are identified, and provisions are added when it is estimated that a loss has occurred, to the ACL at least quarterly. The ACL is estimated at least quarterly.
The provision for credit losses on loans and leases was $31.8 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $149.3 million, or 2.03% of loans and leases receivable, at March 31, 2020 and $56.4 million, or 0.77% of loans and leases receivable, at December 31, 2019. Net charge-offs were $18.7 million for the three months ended March 31, 2020, an increase of $17.7 million compared to the same period in 2019. The increase in the ACL resulted primarily from the impact of reserve build for the COVID-19 pandemic, an increase in net charge-offs, mostly attributable to the commercial real estate non-owner occupied and other consumer portfolios, and portfolio growth. Commercial real estate non-owner occupied charge-offs were attributable to the partial charge-off of one collateral dependent loan, which is not indicative of the overall commercial real estate portfolio. Other consumer charge-offs were attributable to originated and purchased unsecured consumer loans through arrangements with fintech companies and other market place lenders.
The table below presents changes in the Bank’s ACL for the periods indicated.
Analysis of the Allowance for Credit Losses on Loan and Lease Losses

	Three Months Ended March 31,
(amounts in thousands)	2020	2019
Balance at beginning of the period	$56,379	$39,972
Cumulative effect of change in accounting principle	79,829	—
Loan and lease charge-offs (1)
Multi-family	—	541
Commercial and industrial	97	—
Commercial real estate owner occupied	—	8
Commercial real estate non-owner occupied	12,797	—
Residential real estate	—	40
Other consumer	6,246	755
Total Charge-offs	19,140	1,344
Loan and lease recoveries (1)
Commercial and industrial	54	119
Commercial real estate owner occupied	3	128
Construction	3	6
Residential real estate	29	7
Other consumer	340	24
Total Recoveries	429	284
Total net charge-offs	18,711	1,060
Provision for loan and lease losses	31,786	4,767
Balance at the end of the period	$149,283	$43,679
(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected lifetime credit losses as of the balance sheet date. All commercial loans, with the exception of commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies herein and NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' interim unaudited financial statements for Customers' adoption of CECL, also, refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2019 Form 10-K for further discussion on management's prior incurred loss methodology for estimating the ALLL.
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
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 326, individually assessed loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the ACL. Individually assessed loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the operation or sale of such collateral.
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Charge-offs from originated loans and leases are absorbed by the ACL. Charge-offs from acquired loans are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment.
Asset Quality at March 31, 2020

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$1,623,155	$1,616,757	$2,378	$—	$4,020	$—	$4,020	0.25%	0.25%
Commercial & industrial (1)	2,071,913	2,059,964	1,956	—	9,993	—	9,993	0.48%	0.48%
Commercial real estate owner occupied	543,961	535,869	5,358	323	2,411	—	2,411	0.44%	0.44%
Commercial real estate non-owner occupied	1,253,608	1,201,328	30,801	—	21,479	—	21,479	1.71%	1.71%
Construction	116,068	116,068	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,608,705	5,529,986	40,493	323	37,903	—	37,903	0.68%	0.68%
Residential	355,306	343,849	5,286	117	6,054	35	6,089	1.70%	1.71%
Manufactured housing	68,314	60,124	3,100	2,532	2,558	96	2,654	3.74%	3.88%
Other consumer	1,317,737	1,304,972	10,227	19	2,519	—	2,519	0.19%	0.19%
Total consumer loans receivable	1,741,357	1,708,945	18,613	2,668	11,131	131	11,262	0.64%	0.65%
Deferred (fees) costs and unamortized (discounts) premiums, net	3,199	3,199	—	—	—	—
Loans and Leases Receivable	7,353,261	7,242,130	59,106	2,991	49,034	131	49,165	0.67%	0.67%
Loans Receivable, Mortgage Warehouse, at Fair Value	2,518,012	2,518,012	—	—	—	—	—
Total Loans Held for Sale	450,157	448,832	—	—	1,325	—	1,325	0.29%	0.29%
Total Portfolio	$10,321,430	$10,208,974	$59,106	$2,991	$50,359	$131	$50,490	0.49%	0.49%

Asset Quality at March 31, 2020 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,623,155	$4,020	$8,750	0.54%	217.66%
Commercial & industrial (1)	2,071,913	9,993	18,806	0.91%	188.19%
Commercial real estate owner occupied	543,961	2,411	8,527	1.57%	353.67%
Commercial real estate non-owner occupied	1,253,608	21,479	18,530	1.48%	86.27%
Construction	116,068	—	1,934	1.67%	—%
Total commercial loans and leases receivable	5,608,705	37,903	56,547	1.01%	149.19%
Residential	355,306	6,054	4,180	1.18%	69.05%
Manufactured housing	68,314	2,558	4,987	7.30%	194.96%
Other consumer	1,317,737	2,519	83,569	6.34%	3317.55%
Total consumer loans receivable	1,741,357	11,131	92,736	5.33%	833.13%
Deferred (fees) costs and unamortized (discounts) premiums, net	3,199	—	—
Loans and Leases Receivable	7,353,261	49,034	149,283	2.03%	304.45%
Loans Receivable, Mortgage Warehouse, at Fair Value	2,518,012	—	—
Total Loans Held for Sale	450,157	1,325	—	—%	—%
Total Portfolio	$10,321,430	$50,359	$149,283	1.45%	296.44%

The total loan and lease portfolio was $10.3 billion at March 31, 2020 compared to $10.1 billion at December 31, 2019 and $50.4 million, or 0.49% of loans and leases, were non-performing at March 31, 2020 compared to $21.3 million, or 0.21% of loans and leases, at December 31, 2019. The loan and lease portfolio was supported by an ACL of $149.3 million (296.44% of NPLs and 1.45% of total loans and leases) and $56.5 million (264.67% of NPLs and 0.56% of total loans and leases), at March 31, 2020 and December 31, 2019, respectively.

DEPOSITS

Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019	Change	% Change
Demand, non-interest bearing	$1,435,151	$1,343,391	$91,760	6.8%
Demand, interest bearing	1,577,034	1,235,292	341,742	27.7%
Savings, including MMDA	4,002,110	4,401,719	(399,609)	(9.1)%
Non-time deposits	7,014,295	6,980,402	33,893	0.5%
Time, $100,000 and over	444,253	402,161	42,092	10.5%
Time, other	955,095	1,266,373	(311,278)	(24.6)%
Time deposits	1,399,348	1,668,534	$(269,186)	(16.1)%
Total deposits	$8,413,643	$8,648,936	$(235,293)	(2.7)%

Total deposits were $8.4 billion at March 31, 2020, a decrease of $0.2 billion, or 2.7%, from $8.6 billion at December 31, 2019. Non-time deposits increased by $33.9 million, or 0.5%, to $7.0 billion at March 31, 2020, from $7.0 billion at December 31, 2019. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $0.1 billion, and interest bearing demand deposits of $0.3 billion. Savings, including MMDA decreased $0.4 billion, or 9.1%, to $4.0 billion at March 31, 2020, from $4.4 billion at December 31, 2019. Time deposits decreased $0.3 billion, or 16.1%, to $1.4 billion at March 31, 2020, from $1.7 billion at December 31, 2019.
At March 31, 2020, the Bank had $1.0 billion in state and municipal deposits to which it had pledged $1.0 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. As of March 31, 2020 and December 31, 2019, total outstanding borrowings were $2.4 billion and $1.7 billion, respectively, which represented an increase of $0.8 billion, or 44.4%.

SHAREHOLDERS' EQUITY

The components of shareholder's equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,751	32,617	134	0.4%
Additional paid in capital	446,840	444,218	2,622	0.6%
Retained earnings	319,529	381,519	(61,990)	(16.2)%
Accumulated other comprehensive loss, net	(30,175)	(1,250)	(28,925)	2,314.0%
Treasury stock	(21,780)	(21,780)	—	—%
Total shareholders' equity	$964,636	$1,052,795	$(88,159)	(8.4)%

Shareholders’ equity decreased $88.2 million, or 8.4%, to $1.0 billion at March 31, 2020 when compared to shareholders' equity of $1.1 billion at December 31, 2019. The decrease primarily resulted from a decrease in retained earnings of $62.0 million and an increase in accumulated other comprehensive loss, net of $28.9 million, partially offset by an increase of $2.6 million in additional paid in capital. The decrease in retained earnings primarily resulted from the adoption of CECL on January 1, 2020, which reduced retained earnings by $61.5 million, and $3.6 million in preferred stock dividends, partially offset by net income of $3.1 million. The increase in accumulated other comprehensive loss, net primarily resulted from a decline in the fair value of available for sale debt securities and in the fair value of cash flow hedges, both due to changes in market interest rates during the three months ended March 31, 2020. The increase in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2020.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB. As of March 31, 2020, Customers' borrowing capacity with the FHLB was $3.1 billion, of which $1.3 billion was utilized in borrowings and $1.0 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2019, Customers' borrowing capacity with the FHLB was $3.4 billion, of which $0.9 billion was utilized in borrowings and $1.4 billion of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2020 and December 31, 2019, Customers' borrowing capacity with the FRB was $184.9 million and $136.8 million, respectively.
The table below summarizes Customers' cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(amounts in thousands)	2020	2019	Change	% Change
Net cash provided by (used in) operating activities	$(35,141)	$(6,012)	$(29,129)	484.5%
Net cash provided by (used in) investing activities	(433,517)	(196,297)	(237,220)	120.8%
Net cash provided by (used in) financing activities	512,385	257,836	254,549	98.7%
Net increase (decrease) in cash and cash equivalents	$43,727	$55,527	$(11,800)	(21.3)%

Cash flows provided by (used in) operating activities
Cash used in operating activities of $35.1 million for the three months ended March 31, 2020 primarily resulted from an increase of $93.9 million in accrued interest receivable and other assets, partially offset by an increase in accrued interest payable and other liabilities of $39.0 million, net non-cash operating adjustments of $16.6 million, and net income of $3.1 million.
Cash used in operating activities of $6.0 million for the three months ended March 31, 2019 primarily resulted from an increase of $28.1 million in accrued interest receivable and other assets, and a decrease of $5.1 million in accrued interest payable and other liabilities, offset in part by net income of $15.4 million, and non-cash operating adjustments of $11.8 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $433.5 million for the three months ended March 31, 2020 primarily resulted from net originations of mortgage warehouse loans of $271.1 million, purchases of loans of $193.4 million, and purchases of investment securities available for sale of $158.8 million, partially offset by a decrease in loans and leases, excluding mortgage warehouse loans of $175.0 million.
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
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $512.4 million for the three months ended March 31, 2020 primarily resulted from net increase in short-term borrowed funds from the FHLB of $410.0 million, net increase in short-term borrowed funds from the FRB of $175.0 million, and federal funds purchased of $167.0 million, partially offset by a decrease in deposits of $235.3 million, and preferred stock dividends paid of $3.6 million.
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
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2020 and December 31, 2019, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$827,884	7.560%	$492,760	4.500%	N/A	N/A	$766,515	7.000%
Customers Bank	$1,158,308	10.599%	$491,793	4.500%	$710,368	6.500%	$765,011	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,045,355	9.546%	$657,013	6.000%	N/A	N/A	$930,768	8.500%
Customers Bank	$1,158,308	10.599%	$655,724	6.000%	$874,298	8.000%	$928,942	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,277,340	11.665%	$876,017	8.000%	N/A	N/A	$1,149,773	10.500%
Customers Bank	$1,334,108	12.207%	$874,298	8.000%	$1,092,873	10.000%	$1,147,517	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,045,355	9.011%	$464,045	4.000%	N/A	N/A	$464,045	4.000%
Customers Bank	$1,158,308	9.992%	$463,680	4.000%	$579,600	5.000%	$463,680	4.000%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of March 31, 2020, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 9 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of March 31, 2020 and December 31, 2019, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	March 31, 2020	December 31, 2019
Commitments to fund loans and leases	$259,134	$261,902
Unfunded commitments to fund mortgage warehouse loans	1,321,818	1,378,364
Unfunded commitments under lines of credit and credit cards	977,048	1,065,474
Letters of credit	39,789	48,856
Other unused commitments	2,466	2,736
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
Through the use of income simulation modeling, Customers has estimated the net interest income for the periods ending March 31, 2021 and December 31, 2020, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2020 and December 31, 2019. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2020, current market interest rates were only increased immediately by 100 and 200 basis points due to the unlikely nature that interest rates would increase by 300 basis points in the current interest rate environment. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the periods ending March 31, 2020 and December 31, 2019, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	March 31, 2020	December 31, 2019
Up 3%	N/A	3.3%
Up 2%	1.3%	2.7%
Up 1%	0.9%	1.6%
Down 1%	(0.5)%	(1.9)%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at March 31, 2020, current market interest rates were were only increased immediately by 100 and 200 basis points due to the unlikely nature that interest rates would increase by 300 basis points in the current interest rate environment. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2020 and December 31, 2019, resulting from shocks to interest rates.

	From base
Rate Shocks	March 31, 2020	December 31, 2019
Up 3%	N/A	(5.6)%
Up 2%	(6.1)%	(2.0)%
Up 1%	2.8%	(1.0)%
Down 1%	4.0%	(1.1)%
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2020.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2020, Customers Bancorp adopted a new accounting standard that significantly changed its process for calculating the allowance for credit losses and, as a result, materially modified its control activities associated with the determination of this critical accounting estimate. The revised processes and controls reflect the incorporation of lifetime loss rate models and macro-economic forecasts for purposes of estimating expected loss amounts over a reasonable and supportable forecast period. There were no other changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.
The emergence of the COVID-19 pandemic during first quarter 2020 necessitated the execution of several Customers Bancorp contingency plans. Beginning in March 2020 and continuing through this filing date, Customers Bancorp had a substantial number of its team members working remotely under such contingency plans.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 14 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2019 Form 10-K. There are no material changes from the risk factors included within the 2019 Form 10-K, other than the risk described below. The risks described within the 2019 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”
The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan and lease portfolios and has increased and could further increase our allowance for credit losses, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have also enacted hardship relief assistance for customers experiencing financial difficulty as a result of COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. In addition, we are a lender for the Small Business Administration's Paycheck Protection Program ("PPP") and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs are new and their effects on Customers' business are uncertain. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, including those risks related to business operations, industry/market, our securities and credit, or risks described in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, the Bancorp's board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers was authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. Customers repurchased all remaining authorized shares pursuant to this program in January 2019. Accordingly, there were no common shares repurchased during first quarter 2020.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Subsequent to March 31, 2020, Customers decided to sell a commercial real estate loan collateralized by a Class A office building in northern New Jersey. After careful review and consideration of the rapidly changing COVID-19 environment, management decided to pursue the sale of the note during second quarter 2020. Management received two separate agreements to purchase the note during second quarter 2020. The second agreement, executed after May 4, 2020, includes a sales price of $19.1 million and is subject to certain closing conditions. Management believes it is prudent to sell the note given the current COVID-19 uncertainty and expects the sale to occur late in the second quarter 2020 or third quarter 2020. Based on the expected sales price of $19.1 million, Customers recognized $9.6 million of additional provision for credit losses on loans and leases during the three months ended March 31, 2020 and charged-off the loan to its estimated fair value of $19.1 million. In its May 4, 2020 Form 8-K, Customers furnished certain unaudited financial information pursuant to Item 2.02, which information was included in Exhibit 99.1 thereto. The unaudited consolidated statements of operations for the three months ended March 31, 2020, the unaudited consolidated balance sheet as of March 31, 2020 and the unaudited net charge-offs/(recoveries) schedule for the three months ended March 31, 2020 furnished in Exhibit 99.1 did not reflect the additional provision for credit losses and the charge-off given the timing of this new information. The unaudited consolidated financial statements and the accompanying disclosures presented in this quarterly report on Form 10-Q reflect this adjustment.

The following tables present Customers' unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, the unaudited condensed consolidated balance sheet as of March 31, 2020 and the unaudited net charge-offs/(recoveries) schedule for the three months ended March 31, 2020 adjusted for the additional provision for credit losses on loans and leases, the increase in the allowance for credit losses on loans and leases, and the charge-off of the commercial real estate collateral dependent loan to its fair value.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31, 2020
	As Adjusted	Previously Reported
Total interest income	125,343	125,343
Total interest expense	44,022	44,022
Net interest income	81,321	81,321
Provision for credit losses on loans and leases	31,786	22,316
Net interest income after provision for credit losses on loans and leases	49,535	59,005
Total non-interest income	21,930	21,930
Total non-interest expense	66,459	66,459
Income before income tax expense	5,006	14,476
Income tax expense	1,906	3,834
Net income	3,100	10,642
Preferred stock dividends	3,615	3,615
Net income (loss) available to common shareholders	$(515)	$7,027
Basic earnings (loss) per common share	$(0.02)	$0.22
Diluted earnings (loss) per common share	$(0.02)	$0.22

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2020 As Adjusted	March 31, 2020 As Previously Reported
ASSETS
Cash and cash equivalents	256,232	256,232
Investment securities available for sale, at fair value	712,657	712,657
Loans held for sale (includes $1,388 and $2,130, respectively, at fair value)	450,157	450,157
Loans receivable, mortgage warehouse, at fair value	2,518,012	2,518,012
Loans and leases receivable	7,353,262	7,366,058
Allowance for credit losses on loans and leases	(149,283)	(152,610)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,721,991	9,731,460
FHLB, Federal Reserve Bank, and other restricted stock	87,140	87,140
Accrued interest receivable	40,570	40,570
Bank premises and equipment, net	8,890	8,890
Bank-owned life insurance	273,576	273,576
Other real estate owned	131	131
Goodwill and other intangibles	14,870	14,870
Other assets	452,585	450,659
Total assets	$12,018,799	$12,026,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	11,054,163	11,054,163
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,750,645 and 32,614,410 shares issued as of March 31, 2020 and December 31, 2019; 31,470,026 and 31,336,791 shares outstanding as of March 31, 2020 and December 31, 2019	32,751	32,751
Additional paid in capital	446,840	446,840
Retained earnings	319,529	327,072
Accumulated other comprehensive loss, net	(30,175)	(30,175)
Treasury stock, at cost (1,280,619 shares as of March 31, 2020 and December 31, 2019)	(21,780)	(21,780)
Total shareholders’ equity	964,636	972,179
Total liabilities and shareholders’ equity	$12,018,799	$12,026,342

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NET CHARGE-OFF/(RECOVERIES) — UNAUDITED
(amounts in thousands)

	March 31, 2020 As Adjusted	March 31, 2020 As Previously Reported

Loan type
Multi-family	$—	$—
Commercial & industrial	43	43
Commercial real estate owner occupied	(3)	(3)
Commercial real estate non-owner occupied	12,797	—
Construction	(3)	(3)
Residential	(29)	(29)
Other consumer	5,906	5,906
Total net charge-offs (recoveries) from loans held for investment	$18,711	$5,914

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

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

4.4
Third Supplemental Indenture, dated as of September 25, 2019, by and between Customers Bancorp, Inc., as Issuer and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.5	Form of 4.50% Senior Note due 2024, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.6
Subordinated Indenture, dated as of December 9, 2019, between the Registrant and Wilmington Trust, National Association, as Trustee incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 9, 2019

4.7
First Supplemental Indenture, dated as of December 9, 2019, between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.8	Form of 5.375% Subordinated Note due 2034, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

10.1
Employment Agreement, dated as of January 22, 2020, by and between Customers Bancorp, Inc. and Samvir Sidhu, incorporated by reference to Exhibit 10.18 to Customers Bancorp’s Form 10-K filed with the SEC on March 2, 2020

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

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 11, 2020	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 11, 2020	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Customers Bancorp, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

3.2	Amended and Restated Bylaws of Customers Bancorp, incorporated by reference to Exhibit 3.2 to the Customers Bancorp Form 8-K filed with the SEC on April 30, 2012

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

4.4
Third Supplemental Indenture, dated as of September 25, 2019, by and between Customers Bancorp, Inc., as Issuer and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.5	Form of 4.50% Senior Note due 2024, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.6
Subordinated Indenture, dated as of December 9, 2019, between the Registrant and Wilmington Trust, National Association, as Trustee incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 9, 2019

4.7
First Supplemental Indenture, dated as of December 9, 2019, between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.8	Form of 5.375% Subordinated Note due 2034, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

10.1
Employment Agreement, dated as of January 22, 2020, by and between Customers Bancorp, Inc. and Samvir Sidhu, incorporated by reference to Exhibit 10.18 to Customers Bancorp’s Form 10-K filed with the SEC on March 2, 2020

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

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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