Form 10-Q
period 2020-06-30
Customers Bancorp, Inc.
filed 2020-08-10
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
001-35542
(Commission File number)

(Exact name of registrant as specified in its charter)

Customers Bancorp, Inc.

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
701 Reading Avenue
West Reading PA 19611
(Address of principal executive offices)
(610) 933-2000
(Registrant’s telephone number, including area code)
1015 Penn Avenue Suite 103 Wyomissing, PA 19610
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On July 31, 2020, 31,514,485 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	83

Item 4.	Controls and Procedures	85

PART II

Item 1.	Legal Proceedings	86

Item 1A.	Risk Factors	86

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3.	Defaults Upon Senior Securities	88

Item 4.	Mine Safety Disclosures	88

Item 5.	Other Information	88

Item 6.	Exhibits	89

SIGNATURES		91

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
ACL	Allowance for credit losses
ASC	Accounting Standards Codification
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHCA	Bank Holding Company Act of 1956, as amended
BMT	BankMobile Technologies, Inc.
BOLI	Bank-owned life insurance
BRRP	Bonus Recognition and Retention Program
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FERPA	Family Educational Rights and Privacy Act of 1975
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross domestic product
GNMA	Government National Mortgage Association
GLBA	Gramm-Leach-Bliley Act of 1999
HECM	Home Equity Conversion Mortgage
HTM	Held to maturity
Interest-only GNMA securities	Interest-only classes of Ginnie Mae guaranteed home equity conversation mortgage-backed securities

IRS	Internal Revenue Service
Legacy Loans	Total 2009 and prior loans
LIBOR	London Interbank Offered Rate
LIHTC	Low-Income Housing Tax Credit
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
Non-QM	Non-qualified mortgage
NPA	Non-performing asset
NPL	Non-performing loan
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Assets Control
OIS	Overnight index swap
Order	Federal Deposit Insurance Act, as amended
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Accounting Oversight Board (United States)
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
ROU	Right-of-use
SAB	Staff Accounting Bulletin
SAG	Special Assets Group
Sales Agreement	At Market Issuance Sales Agreement between Customers Bancorp and FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	United States Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$44,577	$33,095
Interest earning deposits	1,022,753	179,410
Cash and cash equivalents	1,067,330	212,505
Investment securities, at fair value	681,382	595,876
Loans held for sale (includes $21,107 and $2,130, respectively, at fair value)	464,164	486,328
Loans receivable, mortgage warehouse, at fair value	2,793,164	2,245,758
Loans receivable, PPP	4,760,427	—
Loans and leases receivable	7,272,447	7,318,988
Allowance for credit losses on loans and leases	(159,905)	(56,379)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,666,133	9,508,367
FHLB, Federal Reserve Bank, and other restricted stock	91,023	84,214
Accrued interest receivable	49,911	38,072
Bank premises and equipment, net	8,380	9,389
Bank-owned life insurance	275,842	272,546
Other real estate owned	131	173
Goodwill and other intangibles	14,575	15,195
Other assets	584,247	298,052
Total assets	$17,903,118	$11,520,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,879,789	$1,343,391
Interest bearing	9,086,086	7,305,545
Total deposits	10,965,875	8,648,936
Federal funds purchased	—	538,000
FHLB advances	850,000	850,000
Other borrowings	123,833	123,630
Subordinated debt	181,255	181,115
FRB PPP liquidity facility	4,419,967	—
Accrued interest payable and other liabilities	354,341	126,241
Total liabilities	16,895,271	10,467,922
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,790,906 and 32,614,410 shares issued as of June 30, 2020 and December 31, 2019; 31,510,287 and 31,336,791 shares outstanding as of June 30, 2020 and December 31, 2019	32,791	32,617
Additional paid in capital	450,665	444,218
Retained earnings	338,665	381,519
Accumulated other comprehensive loss, net	(9,965)	(1,250)
Treasury stock, at cost (1,280,619 shares as of June 30, 2020 and December 31, 2019)	(21,780)	(21,780)
Total shareholders’ equity	1,007,847	1,052,795
Total liabilities and shareholders’ equity	$17,903,118	$11,520,717
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans and leases	$118,447	$103,567	$234,527	$196,683
Investment securities	6,155	6,481	11,132	12,722
Other	616	1,902	4,902	3,620
Total interest income	125,218	111,950	250,561	213,025
Interest expense:
Deposits	23,238	35,980	57,591	67,204
FHLB advances	4,736	7,607	10,127	12,900
Subordinated debt	2,689	1,684	5,378	3,369
Federal funds purchased and other borrowings	2,573	2,000	4,163	5,569
Total interest expense	33,236	47,271	77,259	89,042
Net interest income	91,982	64,679	173,302	123,983
Provision for credit losses on loans and leases	20,946	5,346	52,732	10,113
Net interest income after provision for credit losses on loans and leases	71,036	59,333	120,570	113,870
Non-interest income:
Interchange and card revenue	6,478	6,760	13,287	15,565
Deposit fees	3,321	3,348	6,782	5,557
Commercial lease income	4,508	2,730	8,776	5,131
Bank-owned life insurance	1,757	1,836	3,519	3,653
Mortgage warehouse transactional fees	2,582	1,681	4,533	2,995
Gain (loss) on sale of SBA and other loans	23	—	34	—
Mortgage banking income	38	250	334	417
Loss upon acquisition of interest-only GNMA securities	—	(7,476)	—	(7,476)
Gain (loss) on sale of investment securities	4,353	—	8,328	—
Unrealized gain (loss) on investment securities	1,200	(347)	(178)	(345)
Other	(2,024)	3,254	(1,248)	6,257
Total non-interest income	22,236	12,036	44,167	31,754
Non-interest expense:
Salaries and employee benefits	31,296	26,920	59,607	52,743
Technology, communication and bank operations	13,310	12,402	26,360	24,355
Professional services	4,552	5,718	12,223	10,291
Occupancy	3,025	3,064	6,057	5,967
Commercial lease depreciation	3,643	2,252	7,070	4,174
FDIC assessments, non-income taxes, and regulatory fees	2,368	2,157	5,235	4,145
Provision for operating losses	1,068	2,446	1,980	4,225
Advertising and promotion	582	1,360	2,222	2,169
Merger and acquisition related expenses	25	—	75	—
Loan workout	1,808	643	2,175	963
Other real estate owned	12	(14)	20	43
Other	1,817	2,634	6,941	4,491
Total non-interest expense	63,506	59,582	129,965	113,566
Income before income tax expense	29,766	11,787	34,772	32,058
Income tax expense	7,048	2,491	8,955	7,323
Net income	22,718	9,296	25,817	24,735
Preferred stock dividends	3,581	3,615	7,196	7,229
Net income (loss) available to common shareholders	$19,137	$5,681	$18,621	$17,506
Basic earnings (loss) per common share	$0.61	$0.18	$0.59	$0.56
Diluted earnings (loss) per common share	$0.61	$0.18	$0.59	$0.55
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$22,718	$9,296	$25,817	$24,735
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	35,315	20,755	26,217	38,572
Income tax effect	(9,182)	(5,397)	(6,816)	(10,029)
Reclassification adjustments for (gains) losses included in net income	(4,353)	—	(8,328)	—
Income tax effect	1,131	—	2,165	—
Net unrealized gains (losses) on available for sale debt securities	22,911	15,358	13,238	28,543
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(6,369)	(14,102)	(34,066)	(21,041)
Income tax effect	1,684	3,667	9,035	5,471
Reclassification adjustment for (gains) losses included in net income	2,718	4	4,196	(409)
Income tax effect	(734)	(1)	(1,118)	106
Net unrealized gains (losses) on cash flow hedges	(2,701)	(10,432)	(21,953)	(15,873)
Other comprehensive income (loss), net of income tax effect	20,210	4,926	(8,715)	12,670
Comprehensive income (loss)	$42,928	$14,222	$17,102	$37,405
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2020	9,000,000	$217,471	31,470,026	$32,751	$446,840	$319,529	$(30,175)	$(21,780)	$964,636
Net income	—	—	—	—	—	22,718	—	—	22,718
Other comprehensive income (loss)	—	—	—	—	—	—	20,210	—	20,210
Preferred stock dividends(1)	—	—	—	—	—	(3,581)	—	—	(3,581)
Share-based compensation expense	—	—	—	—	3,599	—	—	—	3,599
Issuance of common stock under share-based compensation arrangements	—	—	40,261	40	225	—	—	—	265
Balance, June 30, 2020	9,000,000	$217,471	31,510,287	$32,791	$450,664	$338,665	$(9,965)	$(21,780)	$1,007,847

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2019	9,000,000	$217,471	31,131,247	$32,412	$436,713	$328,476	$(14,919)	$(21,780)	$978,373
Net income	—	—	—	—	—	9,296	—	—	9,296
Other comprehensive income (loss)	—	—	—	—	—	—	4,926	—	4,926
Preferred stock dividends(1)	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	2,315	—	—	—	2,315
Issuance of common stock under share-based compensation arrangements	—	—	70,776	71	39	—	—	—	110
Balance, June 30, 2019	9,000,000	$217,471	31,202,023	$32,483	$439,067	$334,157	$(9,993)	$(21,780)	$991,405
(1)Dividends per share of $0.4375, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	25,817	—	—	25,817
Other comprehensive income (loss)	—	—	—	—	—	—	(8,715)	—	(8,715)
Preferred stock dividends(1)	—	—	—	—	—	(7,196)	—	—	(7,196)
Share-based compensation expense	—	—	—	—	6,827	—	—	—	6,827
Issuance of common stock under share-based compensation arrangements	—	—	173,496	174	(380)	—	—	—	(206)
Balance, June 30, 2020	9,000,000	$217,471	31,510,287	$32,791	$450,665	$338,665	$(9,965)	$(21,780)	$1,007,847

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	24,735	—	—	24,735
Other comprehensive income (loss)	—	—	—	—	—	—	12,670	—	12,670
Preferred stock dividends(1)	—	—	—	—	—	(7,229)	—		(7,229)
Share-based compensation expense	—	—	—	—	4,425	—	—	—	4,425
Issuance of common stock under share-based compensation arrangements	—	—	230,154	231	328	—	—	—	559
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, June 30, 2019	9,000,000	$217,471	31,202,023	$32,483	$439,067	$334,157	$(9,993)	$(21,780)	$991,405
(1)Dividends per share of $0.8750, $0.81250, $0.806250, and $0.750 per share were declared on Series C, D, E, and F preferred stock for the six months ended June 30, 2020 and 2019, respectively.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$25,817	$24,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses on loan and lease losses	52,732	10,113
Depreciation and amortization	15,009	8,884
Share-based compensation expense	7,278	4,900
Deferred taxes	(28,104)	(681)
Net amortization (accretion) of investment securities premiums and discounts	(364)	421
Unrealized (gain) loss on investment securities	178	345
(Gain) loss on sale of investment securities	(8,328)	—
Loss upon acquisition of interest-only GNMA securities	—	7,476
(Gain) loss on sale of SBA and other loans	(426)	(304)
Fair value adjustment on loans held for sale	1,450	—
Origination of loans held for sale	(22,730)	(22,152)
Proceeds from the sale of loans held for sale	21,745	19,591
Amortization (accretion) of fair value discounts and premiums	(1,137)	232
Net (gain) loss on sales of other real estate owned	(4)	—
Valuation and other adjustments to other real estate owned	—	31
Earnings on investment in bank-owned life insurance	(3,519)	(3,653)
(Increase) decrease in accrued interest receivable and other assets	(108,325)	(63,311)
Increase (decrease) in accrued interest payable and other liabilities	88,305	16,502
Net Cash Provided By Operating Activities	39,577	3,129
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	78,485	11,616
Proceeds from sales of investment securities available for sale	109,207	—
Purchases of investment securities available for sale	(280,410)	—
Origination of mortgage warehouse loans	(23,573,962)	(12,246,471)
Proceeds from repayments of mortgage warehouse loans	23,033,058	11,624,062
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(4,515,097)	(22,665)
Purchase of loans	(211,096)	(555,587)
Net proceeds from sale of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	(6,809)	(12,262)
Purchases of bank premises and equipment	(214)	(345)
Proceeds from sales of other real estate owned	77	—
Purchases of leased assets under lessor operating leases	(9,011)	(11,672)
Net Cash Used In Investing Activities	(5,375,772)	(1,213,324)
Cash Flows from Financing Activities
Net increase in deposits	2,316,939	1,043,541
Net increase (decrease) in short-term borrowed funds from the FHLB	—	(335,970)
Net increase (decrease) in federal funds purchased	(538,000)	219,000
Proceeds from borrowed funds from PPP liquidity facility	4,419,967	—
Proceeds from long-term borrowed funds from the FHLB	—	350,000
Repayments of other borrowings	—	(25,000)
Preferred stock dividends paid	(7,229)	(7,229)
Purchase of treasury stock	—	(571)
Payments of employee taxes withheld from share-based awards	(1,067)	(1,210)
Proceeds from issuance of common stock	410	1,294
Net Cash Provided By Financing Activities	6,191,020	1,243,855
Net Increase (Decrease) in Cash and Cash Equivalents	854,825	33,660
Cash and Cash Equivalents – Beginning	212,505	62,135
Cash and Cash Equivalents – Ending	$1,067,330	$95,795

	(continued)

	Six Months Ended June 30,
	2020	2019
Non-cash Operating and Investing Activities:
Transfer of loans to other real estate owned	$31	$291
Transfer of loans held for investment to held for sale	19,050	—
Unsettled sales of investment securities	33,615	—
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	—	17,157
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	—	1,325
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2019 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2019 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 (the "2019 Form 10-K"). The 2019 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans and Leases Receivable; Purchased Loans; ALLL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Segment Information; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; Loss Contingencies; and Collaborative Arrangements. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and six months ended June 30, 2020, except for the adoption of ASU 2016-13 Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments, which is discussed below in Adoption of New Accounting Standard, and replaces our prior ALLL policy.

New Accounting Standards

Presented below are recently issued accounting standards that Customers has adopted as well as those that the FASB has issued but are not yet effective.

Accounting Standards Adopted in 2020

Allowance for Credit Losses

On January 1, 2020, Customers adopted ASC 326, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and net investments in leases recognized by Customers as a lessor in accordance with ASC 842. CECL also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for AFS debt securities, which now requires credit losses to be presented as an allowance, rather than as a write-down on AFS debt securities that management does not intend to sell or believes that it is more likely than not they will not be required to sell.

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

Customers has elected to not estimate an allowance for credit losses on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, in a timely manner. Accrued interest receivable is presented as a separate financial statement line item in the consolidated balance sheet.

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

The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications.

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

Changes in the allowance for credit losses on AFS securities are recorded as provision, or reversal of provision for credit losses on AFS securities in other non-interest income within the consolidated income statement. Losses are charged against the allowance for credit losses on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities totaled $3.2 million at June 30, 2020 and is excluded from the estimate of credit losses.

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

Accounting and Reporting Considerations related to COVID-19

On March 27, 2020, the CARES Act was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy. The CARES Act includes the PPP designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks. Customers is a participant in the PPP. Section 4013 of the CARES act also gives entities temporary relief from the accounting and disclosure requirements for TDRs under ASC 310-40 in certain situations.

Accounting for PPP Loans

In April 2020, Customers began to originate loans to qualified small businesses under the PPP administered by the SBA. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. Customers classified the PPP loans as held for investment and these loans are carried at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. As PPP is newly created, Customers does not have historical prepayment data to accurately estimate principal prepayments and therefore has elected to not estimate prepayments as a policy election. No allowance for credit losses has been recognized for PPP loans as these loans are 100% guaranteed by the SBA. See Note 7 - Loans and Leases Receivable and Allowance for Credit Losses on Loans and Leases for additional information.

Loan Modifications

As mentioned above, Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. To qualify for TDR accounting and disclosure relief under the CARES Act, the applicable loan must not have been more than 30 days past due as of December 31, 2019, and the modification must be executed during the period beginning on March 1, 2020, and ending on the earlier of December 31, 2020, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The CARES Act applies to modifications made as a result of COVID-19 including: forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest. The interagency statement does not require the modification to be completed within a certain time period if it is related to COVID-19 and can be provided to borrowers either individually or as part of a loan modification program. Moreover, the interagency statement applies to short-term modifications (e.g. not more than six months deferral) including payment deferrals, fee waivers, extensions of repayment terms, or other insignificant payment delays as a result of COVID-19.

Customers applied Section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended. These modifications generally involve principal and/or interest payment deferrals for a period of 90 days at a time and can be extended to six months if requested by the borrower as long as the reason is still related to COVID-19. These modified loans would not also be reported as past due or nonaccrual during the deferral period. See Note 7 - Loans and Leases Receivable and Allowance for Credit Losses on Loans and Leases for additional information.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2020	2019	2020	2019
Net income available to common shareholders	$19,137	$5,681	$18,621	$17,506

Weighted-average number of common shares outstanding – basic	31,477,591	31,154,292	31,434,371	31,101,037
Share-based compensation plans	148,180	471,449	191,298	446,985
Weighted-average number of common shares – diluted	31,625,771	31,625,741	31,625,669	31,548,022

Basic earnings (loss) per common share	$0.61	$0.18	$0.59	$0.56
Diluted earnings (loss) per common share	$0.61	$0.18	$0.59	$0.55

The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation awards	3,813,959	2,246,181	3,674,506	2,301,663

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended June 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - March 31, 2020	$4,614	$(34,789)	$(30,175)
Unrealized gains (losses) arising during period, before tax	35,315	(6,369)	28,946
Income tax effect	(9,182)	1,684	(7,498)
Other comprehensive income (loss) before reclassifications	26,133	(4,685)	21,448
Reclassification adjustments for (gains) losses included in net income, before tax	(4,353)	2,718	(1,635)
Income tax effect	1,131	(734)	397
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(3,222)	1,984	(1,238)
Net current-period other comprehensive income (loss)	22,911	(2,701)	20,210
Balance - June 30, 2020	$27,525	$(37,490)	$(9,965)

	Six Months Ended June 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2019	$14,287	$(15,537)	$(1,250)
Unrealized gains (losses) arising during period, before tax	26,217	(34,066)	(7,849)
Income tax effect	(6,816)	9,035	2,219
Other comprehensive income (loss) before reclassifications	19,401	(25,031)	(5,630)
Reclassification adjustments for (gains) losses included in net income, before tax	(8,328)	4,196	(4,132)
Income tax effect	2,165	(1,118)	1,047
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(6,163)	3,078	(3,085)
Net current-period other comprehensive income (loss)	13,238	(21,953)	(8,715)
Balance - June 30, 2020	$27,525	$(37,490)	$(9,965)

(1)Reclassification amounts for available for sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income.

	Three Months Ended June 30, 2019
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - March 31, 2019	$(8,556)	$(6,363)	$(14,919)
Unrealized gains (losses) arising during period, before tax	20,755	(14,102)	6,653
Income tax effect	(5,397)	3,667	(1,730)
Other comprehensive income (loss) before reclassifications	15,358	(10,435)	4,923
Reclassification adjustments for losses (gains) included in net income, before tax	—	4	4
Income tax effect	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	3	3
Net current-period other comprehensive income (loss)	15,358	(10,432)	4,926
Balance - June 30, 2019	$6,802	$(16,795)	$(9,993)

	Six Months Ended June 30, 2019
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2018	$(21,741)	$(922)	$(22,663)
Unrealized gains (losses) arising during period, before tax	38,572	(21,041)	17,531
Income tax effect	(10,029)	5,471	(4,558)
Other comprehensive income (loss) before reclassifications	28,543	(15,570)	12,973
Reclassification adjustments for losses (gains) included in net income, before tax	—	(409)	(409)
Income tax effect	—	106	106
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(303)	(303)
Net current-period other comprehensive income	28,543	(15,873)	12,670
Balance - June 30, 2019	$6,802	$(16,795)	$(9,993)

(1)Reclassification amounts for available for sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of June 30, 2020 and December 31, 2019 are summarized in the tables below:

	June 30, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$140,019	$4,291	$—	$144,310
Agency-guaranteed collateralized mortgage obligations	145,061	765	—	145,826
State and political subdivision debt securities (2)	17,496	893	—	18,389
Corporate notes (3)	324,986	31,286	(39)	356,233
Available for sale debt securities	$627,562	$37,235	$(39)	664,758
Interest-only GNMA securities (4)				14,396
Equity securities (5)				2,228
Total investment securities, at fair value				$681,382

	December 31, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$273,252	$5,069	$—	$278,321
Corporate notes (3)	284,639	14,238	—	298,877
Available for sale debt securities	$557,891	$19,307	$—	577,198
Interest-only GNMA securities (4)				16,272
Equity securities (5)				2,406
Total investment securities, at fair value				$595,876
(1)Accrued interest on AFS debt securities totaled $3.2 million at June 30, 2020 and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes both taxable and non-taxable municipal securities.
(3)Includes corporate securities issued by domestic bank holding companies.
(4)Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.
(5)Includes equity securities issued by a foreign entity.

On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the three months ended June 30, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities. The fair value of these securities at June 30, 2020 was $14.4 million.
During the three and six months ended June 30, 2020, Customers recognized unrealized gains of $1.2 million and unrealized losses of $0.2 million, respectively, on its equity securities. During the three and six months ended June 30, 2019, Customers recognized unrealized losses of $0.3 million and $0.3 million, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.

Proceeds from the sale of available for sale debt securities were $109.2 million for the three and six months ended June 30, 2020. Realized gains from the sale of available for sale debt securities were $4.4 million and $8.3 million for the three and six months ended June 30, 2020, respectively. There were no sales of available for sale debt securities for the three and six months ended June 30, 2019. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table shows debt securities by stated maturity.  Debt securities backed by mortgages and interest-only GNMA securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2020
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,954	$8,003
Due after one year through five years	62,687	64,280
Due after five years through ten years	252,845	282,450
Due after ten years	18,996	19,889
Agency-guaranteed residential mortgage-backed securities	140,019	144,310
Agency-guaranteed collateralized mortgage obligations	145,061	145,826
Interest-only GNMA securities	—	14,396
Total debt securities	$627,562	$679,154

Gross unrealized losses and fair value of Customers' available for sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 were as follows:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Corporate notes	4,961	(39)	—	—	4,961	(39)
Total	$4,961	$(39)	$—	$—	$4,961	$(39)

At June 30, 2020, there was one available for sale debt security with unrealized losses in the less-than-twelve-month category and no available for sale debt securities with unrealized losses in the twelve-month-or-more category. The unrealized loss was principally due to changes in market interest rates that resulted in a negative impact on the respective note's fair value. All amounts related to the corporate notes are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell the security, and it is not more likely than not that Customers will be required to sell the security before recovery of the amortized cost basis. At December 31, 2019, there were no available for sale debt securities in an unrealized loss position.

At June 30, 2020 and December 31, 2019, Customers Bank had pledged investment securities aggregating $16.9 million and $20.4 million in fair value, respectively, as collateral against its borrowings primarily with an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At June 30, 2020 and December 31, 2019, no securities holding of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	June 30, 2020	December 31, 2019
Commercial loans:
Multi-family loans, at lower of cost or fair value	$441,732	$482,873
Commercial mortgage loans, at lower of cost or fair value	17,600	—
Total commercial loans held for sale	459,332	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	1,325
Residential mortgage loans, at fair value	3,507	2,130
Total consumer loans held for sale	4,832	3,455
Loans held for sale	$464,164	$486,328

Total loans held for sale as of June 30, 2020 and December 31, 2019 included NPLs of $18.9 million and $1.3 million, respectively.

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2020 and December 31, 2019.

(amounts in thousands)	June 30, 2020	December 31, 2019
Loans and leases receivable, mortgage warehouse, at fair value	$2,793,164	$2,245,758
Loans receivable, PPP	4,760,427	—
Loans receivable:
Commercial:
Multi-family	1,581,839	1,907,331
Commercial and industrial (1)	2,099,442	1,891,152
Commercial real estate owner occupied	544,772	551,948
Commercial real estate non-owner occupied	1,244,773	1,222,772
Construction	128,834	117,617
Total commercial loans and leases receivable	5,599,660	5,690,820
Consumer:
Residential real estate	348,109	382,634
Manufactured housing	66,865	71,359
Other consumer	1,257,813	1,174,175
Total consumer loans receivable	1,672,787	1,628,168
Loans and leases receivable (2)	7,272,447	7,318,988
Allowance for credit losses	(159,905)	(56,379)
Total loans and leases receivable, net of allowance for credit losses	$14,666,133	$9,508,367
(1)Includes direct finance equipment leases of $96.4 million and $89.2 million at June 30, 2020 and December 31, 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(83.1) million and $2.1 million at June 30, 2020 and December 31, 2019, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $47.1 million and $34.8 million at June 30, 2020 and December 31, 2019, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2020, there were $55.9 million of individually evaluated loans that were collateral-dependent. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans.

Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans receivable, PPP:
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $4.8 billion of PPP loans outstanding as of June 30, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $11.7 million for the three and six months ended June 30, 2020, respectively.
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
At June 30, 2020 and December 31, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(amounts in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Total past due	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$—	$16,790	$7,013	$23,803	$1,558,036	$1,581,839
Commercial and industrial	523	123	9,974	10,620	2,088,822	2,099,442
Commercial real estate owner occupied	—	4,888	4,022	8,910	535,862	544,772
Commercial real estate non-owner occupied	97	—	30,257	30,354	1,214,419	1,244,773
Construction	—	—	—	—	128,834	128,834
Residential real estate	8,631	441	7,857	16,929	331,180	348,109
Manufactured housing (5)	1,172	—	5,069	6,241	60,624	66,865
Other consumer	11,415	—	4,887	16,302	1,241,511	1,257,813
Total	$21,838	$22,242	$69,079	$113,159	$7,159,288	$7,272,447

	December 31, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (4)	Total loans and leases (5)
Multi-family	$2,133	—	$2,133	$4,117	$1,901,336	$1,688	$1,909,274
Commercial and industrial	2,395	—	2,395	4,531	1,882,700	354	1,889,980
Commercial real estate owner occupied	5,388	—	5,388	1,963	537,992	6,664	552,007
Commercial real estate non-owner occupied	8,034	—	8,034	76	1,211,892	3,527	1,223,529
Construction	—	—	—	—	118,418	—	118,418
Residential real estate	5,924	—	5,924	6,128	359,491	3,471	375,014
Manufactured housing	3,699	1,794	5,493	1,655	61,649	1,601	70,398
Other consumer	5,756	$—	5,756	1,551	1,170,793	183	1,178,283
Total	$33,329	$1,794	$35,123	$20,021	$7,244,271	$17,488	$7,316,903
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The June 30, 2020 table excludes PPP loans of $4.8 billion which are all current as of June 30, 2020.
(3)Includes purchased credit deteriorated loans of $15.7 million at June 30, 2020.
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
As of June 30, 2020 and December 31, 2019, the Bank had $0.1 million and $0.2 million, respectively, of residential real estate held in OREO. As of June 30, 2020 and December 31, 2019, the Bank had initiated foreclosure proceedings on $0.7 million and $0.9 million, respectively, in loans secured by residential real estate.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases on nonaccrual status.

	June 30, 2020 (1)			December 31, 2019 (2)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$4,004	$3,009	$7,013	$4,117	$—	$4,117
Commercial and industrial	9,000	974	9,974	3,083	1,448	4,531
Commercial real estate owner occupied	3,933	89	4,022	1,109	854	1,963
Commercial real estate non-owner occupied	30,257	—	30,257	76	—	76
Construction	—	—	—	—	—	—
Residential real estate	7,857	—	7,857	4,559	1,569	6,128
Manufactured housing	536	2,795	3,331	—	1,655	1,655
Other consumer	1,808	3,079	4,887	140	1,411	1,551
Total	$57,395	$9,946	$67,341	$13,084	$6,937	$20,021
(1) Presented at amortized cost basis.
(2) Amounts exclude deferred costs and fees and unamortized premiums and discounts.
Interest income of $0.6 million and $0.3 million was recognized on nonaccrual loans for the three months ended June 30, 2020 and 2019, respectively. Interest income of $0.7 million and $0.5 million was recognized on nonaccrual loans for the six months ended June 30, 2020 and 2019, respectively.
Allowance for credit losses on loans and leases
The changes in the allowance for credit losses on loans and leases for the three and six months ended June 30, 2020 and 2019 are presented in the tables below.

Three Months Ended June 30, 2020	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Beginning balance, at March 31, 2020	$8,750	$18,806	$8,527	$18,530	$1,934	$4,180	$4,987	$83,569	$149,283
Charge-offs	—	(20)	—	(2,801)	—	—	—	(8,304)	(11,125)
Recoveries	—	25	2	—	113	26	—	635	801
Provision for credit loss expense	5,947	(6,509)	2,876	10,764	3,250	344	1,027	3,247	20,946
Ending Balance, June 30, 2020	$14,697	$12,302	$11,405	$26,493	$5,297	$4,550	$6,014	$79,147	$159,905
Six Months Ended June 30, 2020
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(117)	—	(15,598)	—	—	—	(14,550)	(30,265)
Recoveries	—	79	5	—	116	55	—	975	1,230
Provision for loan and lease losses	6,369	(3,975)	3,392	27,930	4,017	(241)	1,152	14,088	52,732
Ending Balance, June 30, 2020	$14,697	$12,302	$11,405	$26,493	$5,297	$4,550	$6,014	$79,147	$159,905

Three Months Ended June 30, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total
(amounts in thousands)
Ending Balance, March 31, 2019	$10,630	$12,647	$3,425	$6,015	$584	$6,572	$117	$3,689	$43,679
Charge-offs	—	(183)	(66)	—	—	(69)	—	(932)	(1,250)
Recoveries	7	338	97	—	114	8	—	49	613
Provision for loan and lease losses	(711)	934	(96)	144	(49)	(2,343)	6	7,461	5,346
Ending Balance, June 30, 2019	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388
Six Months Ended June 30, 2019
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	(183)	(74)	—	—	(109)	—	(1,687)	(2,594)
Recoveries	7	457	225	—	120	15	—	73	897
Provision for loan and lease losses	(1,002)	1,317	(111)	66	(95)	608	(22)	9,352	10,113
Ending Balance, June 30, 2019	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388

At June 30, 2020, the ACL was $159.9 million, an increase of $23.7 million from the January 1, 2020 balance of $136.2 million. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic including the change in macroeconomic forecasts, an increase in net charge-offs, mostly attributed to the commercial real estate non-owner occupied and other consumer portfolios, and portfolio growth mainly in the other consumer portfolio. Commercial real estate non-owner occupied charge-offs are attributable to two collateral dependent loans. Other consumer charge-offs are attributable to delinquencies and defaults of originated and purchased unsecured other consumer loans through arrangements with fintech companies and other market place lenders.
PPP loans include an embedded credit enhancement guarantee from the SBA, which guarantees 100% of all principal and interest owed by the borrower. Therefore, Customers did not include an ACL for PPP loans as of June 30, 2020.
Troubled Debt Restructurings
At June 30, 2020 and December 31, 2019, there were $14.8 million and $13.3 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of June 30, 2020 and December 31, 2019, respectively.
The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At June 30, 2020, commercial and consumer deferments related to COVID-19 were $974.0 million and $81.1 million, respectively.
The following table presents loans modified in a TDR by type of concession for the three and six months ended June 30, 2020 and 2019. There were no modifications that involved forgiveness of debt for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	2	$140	—	$—	6	$385	2	$514
Interest-rate reductions	20	843	2	47	32	1,373	12	432
Total	22	$983	2	$47	38	$1,758	14	$946

As of June 30, 2020, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs. As of December 31, 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	June 30, 2020		June 30, 2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	—	$—	3	$108
Commercial and industrial	—	—	1	—
Commercial real estate owner occupied	1	958	—	—
Residential real estate	4	313	—	—
Total loans	5	$1,271	4	$108
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the allowance for credit losses on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020. As of June 30, 2020, the amortized cost basis of PCD assets amounted to $15.7 million.

Credit Quality Indicators
The ACL represents management's estimate of expected losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and other consumer loans are evaluated based on the payment activity of the loan.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of June 30, 2020 and December 31, 2019. PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA.

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$124,920	$23,534	$170,856	$417,942	$264,780	$507,568	$—	$—	$1,509,600
Special mention	—	—	—	19,509	1,960	17,753	—	—	39,222
Substandard	—	—	—	12,006	13,862	7,149	—	—	33,017
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$124,920	$23,534	$170,856	$449,457	$280,602	$532,470	$—	$—	$1,581,839
Commercial and industrial loans and leases:
Pass	$439,083	$462,717	$152,557	$109,701	$52,470	$94,383	$698,721	$—	$2,009,632
Special mention	—	7,258	2,297	17,402	116	25	17,957	—	45,055
Substandard	6,360	5,327	12,776	1,663	7,530	3,042	8,057	—	44,755
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$445,443	$475,302	$167,630	$128,766	$60,116	$97,450	$724,735	$—	$2,099,442
Commercial real estate owner occupied loans:
Pass	$31,240	$184,684	$86,611	$72,708	$48,643	$95,921	$1,628	$—	$521,435
Special mention	—	—	480	9,484	—	392	—	—	10,356
Substandard	—	—	—	350	2,255	10,376	—	—	12,981
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$31,240	$184,684	$87,091	$82,542	$50,898	$106,689	$1,628	$—	$544,772
Commercial real estate non-owner occupied:
Pass	$117,101	$117,140	$117,600	$249,173	$199,822	$376,641	$—	$—	$1,177,477
Special mention	—	—	—	—	—	10,477	—	—	10,477
Substandard	—	—	—	—	2,437	26,461	—	—	28,898
Doubtful	—	—	27,921	—	—	—	—	—	27,921
Total commercial real estate non-owner occupied loans	$117,101	$117,140	$145,521	$249,173	$202,259	$413,579	$—	$—	$1,244,773
Construction:
Pass	$4,862	$88,550	$23,358	$—	$9,803	$—	$2,261	$—	$128,834
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$4,862	$88,550	$23,358	$—	$9,803	$—	$2,261	$—	$128,834
Total commercial loans and leases receivable	$723,566	$889,210	$594,456	$909,938	$603,678	$1,150,188	$728,624	$—	$5,599,660
Residential real estate loans:
Performing	$2,349	$54,663	$64,362	$67,128	$46,654	$83,669	$21,803	$—	$340,628
Non-performing	66	—	857	823	865	4,441	429	—	7,481
Total residential real estate loans	$2,415	$54,663	$65,219	$67,951	$47,519	$88,110	$22,232	$—	$348,109
Manufactured housing loans:
Performing	$—	$311	$640	$80	$43	$62,072	$—	$—	$63,146
Non-performing	—	—	—	—	—	3,719	—	—	3,719
Total manufactured housing loans	$—	$311	$640	$80	$43	$65,791	$—	$—	$66,865
Other consumer loans:
Performing	$165,436	$943,581	$135,926	$6,034	$648	$1,292	$32	$—	$1,252,949
Non-performing	243	3,610	853	23	—	135	—	—	4,864
Total other consumer loans	$165,679	$947,191	$136,779	$6,057	$648	$1,427	$32	$—	$1,257,813
Total consumer loans	$168,094	$1,002,165	$202,638	$74,088	$48,210	$155,328	$22,264	$—	$1,672,787
Loans and leases receivable	$891,660	$1,891,375	$797,094	$984,026	$651,888	$1,305,516	$750,888	$—	$7,272,447

	December 31, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Other consumer	Total (3)
Pass/Satisfactory	$1,816,200	$1,841,074	$536,777	$1,129,838	$118,418	$—	$—	$—	$5,442,307
Special Mention	69,637	26,285	8,286	6,949	—	—	—	—	111,157
Substandard	23,437	22,621	6,944	86,742	—	—	—	—	139,744
Performing (1)	—	—	—	—	—	362,962	63,250	1,170,976	1,597,188
Non-performing (2)	—	—	—	—	—	12,052	7,148	7,307	26,507
Total	$1,909,274	$1,889,980	$552,007	$1,223,529	$118,418	$375,014	$70,398	$1,178,283	$7,316,903
(1)Includes residential real estate, manufactured housing, and other consumer loans not assigned internal ratings.
(2)Includes residential real estate, manufactured housing, and other consumer loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Purchases (1)
Residential real estate	$—	$39,474	$495	$105,858
Other consumer (2)	18,008	384,116	209,768	450,252
Total	$18,008	$423,590	$210,263	$556,110
Sales (3)
Other consumer	—	—	1,822	—
Total	$—	$—	$1,822	$—
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.5% and 100.6% of loans outstanding for the three months ended June 30, 2020 and 2019, respectively. The purchase price was 100.4% and 99.9% of loans outstanding for the six months ended June 30, 2020 and 2019, respectively.
(2)Other consumer loan purchases for the three and six months ended June 30, 2020 and 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales in the three and six months ended June 30, 2019.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $8.5 billion and $4.6 billion at June 30, 2020 and December 31, 2019, respectively. The increase in loans pledged as collateral relates to $4.4 billion of PPP loans that were pledged to the FRB in accordance with borrowing from the PPPLF.

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

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2020	December 31, 2019
ASSETS
Operating lease ROU assets	Other assets	$20,570	$20,232
LIABILITIES
Operating lease liabilities	Other liabilities	$21,725	$21,358
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2020	2019	2020	2019
Operating lease cost (1)	Occupancy expenses	$1,474	$1,462	$2,954	$2,931
(1) There were no variable lease costs for the three and six months ended June 30, 2020 and 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2020:

(amounts in thousands)	June 30, 2020
2020	$2,794
2021	5,357
2022	4,744
2023	3,702
2024	2,613
Thereafter	3,001
Total minimum payments	22,211
Less: interest	486
Present value of lease liabilities	$21,725
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has legally binding minimum lease payments of $0.3 million for leases signed but not yet commenced as of June 30, 2020. Cash paid pursuant to the operating lease liability was $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively. Cash paid pursuant to the operating lease liability was $1.4 million and $2.8 million for the three and six months ended June 30, 2019, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at June 30, 2020 and December 31, 2019:

(amounts in thousands)	June 30, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.1 years	5.0 years

Weighted average discount rate
Operating leases	2.96%	2.90%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2020 and December 31, 2019:

(amounts in thousands)	Classification	June 30, 2020	December 31, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$96,924	$91,762
Guaranteed residual assets	Loans and leases receivable	7,730	7,435
Unguaranteed residual assets	Loans and leases receivable	3,271	1,260
Deferred initial direct costs	Loans and leases receivable	666	721
Unearned income	Loans and leases receivable	(11,569)	(11,300)
Net investment in direct financing leases		$97,022	$89,878

Operating leases
Investment in operating leases	Other assets	$116,850	$107,850
Accumulated depreciation	Other assets	(21,310)	(14,251)
Deferred initial direct costs	Other assets	1,148	1,052
Net investment in operating leases		96,688	94,651
Total lease assets		$193,710	$184,529

COVID-19 Impact on Leases

Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At June 30, 2020, the book value of finance and operating leases with payment deferments were $31.7 million and $16.7 million, respectively. The concessions did not have a material impact in interest income from leases for the three months ended June 30, 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 9 - BORROWINGS

Short-term debt
Short-term debt at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$850,000	1.48%	$500,000	2.15%
Federal funds purchased	—	—%	538,000	1.60%
Total short-term debt	$850,000		$1,038,000

The following is a summary of additional information relating to Customers' short-term debt:

	June 30, 2020	December 31, 2019
(dollars in thousands)
FHLB advances
Maximum outstanding at any month end	$910,000	$1,190,150
Average balance during the year	667,212	793,304
Weighted-average interest rate during the year	0.89%	2.66%
Federal funds purchased
Maximum outstanding at any month end	842,000	600,000
Average balance during the year	379,549	271,400
Weighted-average interest rate during the year	0.21%	2.28%

At June 30, 2020 and December 31, 2019, Customers Bank had aggregate availability under federal funds lines totaling $1.2 billion and $0.6 billion, respectively.

Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$—	0.00%	$350,000	2.36%
FRB PPP Liquidity Facility advances	4,419,967	0.35%	—	—%
Total long-term FHLB and FRB advances	$4,419,967		$350,000

Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated by an eligible institution, may be pledged as collateral to the Federal Reserve Banks.

The maximum borrowing capacity with the FHLB and FRB at June 30, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	June 30, 2020	December 31, 2019
Total maximum borrowing capacity with the FHLB	$2,958,717	$3,445,416
Total maximum borrowing capacity with the FRB (1)	152,410	136,842
Qualifying loans serving as collateral against FHLB and FRB advances	3,814,247	4,496,983

(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At June 30, 2020, Customers had $4.4 billion of borrowings under the PPPLF, with a borrowing capacity of up to $4.8 billion, which is the face value of the qualifying loans Customers has originated under the PPP.

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at June 30, 2020 and December 31, 2019 were as follows:

		June 30, 2020	December 31, 2019
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,492	$24,432	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,341	99,198	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		123,833	123,630

Customers Bancorp	Subordinated (1)(2)	72,131	72,040	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,124	109,075	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,255	$181,115

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
In April 2020, the U.S. federal banking regulatory agencies issued an interim final rule that permits banks to exclude the impact of participating in the SBA PPP program in their regulatory capital ratios. Specifically, PPP loans are zero percent risk weighted and a bank can exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for purposes of calculating the Tier 1 capital to average assets ratio (i.e. leverage ratio). Customers applied this regulatory guidance in the calculation of its regulatory capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2020 and December 31, 2019, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$853,818	7.765%	$494,780	4.500%	N/A	N/A	$769,657	7.000%
Customers Bank	$1,168,276	10.636%	$494,291	4.500%	$713,976	6.500%	$768,897	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,071,289	9.743%	$659,706	6.000%	N/A	N/A	$934,584	8.500%
Customers Bank	$1,168,276	10.636%	$659,055	6.000%	$878,740	8.000%	$933,661	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,311,527	11.928%	$879,608	8.000%	N/A	N/A	$1,154,486	10.500%
Customers Bank	$1,351,665	12.305%	$878,740	8.000%	$1,098,424	10.000%	$1,153,346	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,071,289	8.790%	$487,512	4.000%	N/A	N/A	$487,512	4.000%
Customers Bank	$1,168,276	9.593%	$487,151	4.000%	$608,938	5.000%	$487,151	4.000%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2020 and December 31, 2019:
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

The estimated fair values of Customers' financial instruments at June 30, 2020 and December 31, 2019 were as follows.

			Fair Value Measurements at June 30, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,067,330	$1,067,330	$1,067,330	$—	$—
Debt securities, available for sale	664,758	664,758	—	664,758	—
Interest-only GNMA securities	14,396	14,396	—	—	14,396
Equity securities	2,228	2,228	2,228	—	—
Loans held for sale	464,164	464,164	—	21,107	443,057
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,666,133	15,287,585	—	2,793,164	12,494,421
FHLB, Federal Reserve Bank and other restricted stock	91,023	91,023	—	91,023	—
Derivatives	65,127	65,127	—	65,075	52
Liabilities:
Deposits	$10,965,875	$10,972,163	$9,095,495	$1,876,668	$—
FRB advances	4,419,967	4,419,967	—	4,419,967	—
FHLB advances	850,000	855,519	—	855,519	—
Other borrowings	123,833	100,200	—	100,200	—
Subordinated debt	181,255	174,572	—	174,572	—
Derivatives	125,304	125,304	—	125,304	—

			Fair Value Measurements at December 31, 2019
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$212,505	$212,505	$212,505	$—	$—
Debt securities, available for sale	577,198	577,198	—	577,198	—
Interest-only GNMA securities	16,272	16,272	—	—	16,272
Equity securities	2,406	2,406	2,406	—	—
Loans held for sale	486,328	486,328	—	2,130	484,198
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	9,853,037	—	2,245,758	7,607,279
FHLB, Federal Reserve Bank and other restricted stock	84,214	84,214	—	84,214	—
Derivatives	23,608	23,608	—	23,529	79
Liabilities:
Deposits	$8,648,936	$8,652,340	$6,980,402	$1,671,938	$—
Federal funds purchased	538,000	538,000	538,000	—	—
FHLB advances	850,000	852,162	—	852,162	—
Other borrowings	123,630	127,603	—	127,603	—
Subordinated debt	181,115	192,217	—	192,217	—
Derivatives	45,939	45,939	—	45,939	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$144,310	$—	$144,310
Agency-guaranteed collateralized mortgage obligations	—	145,826	—	145,826
State and political subdivision debt securities	—	18,389	—	18,389
Corporate notes	—	356,233	—	356,233
Interest-only GNMA securities	—	—	14,396	14,396
Equity securities	2,228	—	—	2,228
Derivatives	—	65,075	52	65,127
Loans held for sale – fair value option	—	3,507	—	3,507
Loans receivable, mortgage warehouse – fair value option	—	2,793,164	—	2,793,164
Total assets – recurring fair value measurements	$2,228	$3,526,504	$14,448	$3,543,180
Liabilities
Derivatives	$—	$125,304	$—	$125,304
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$17,600	$—	$17,600
Collateral-dependent loans	—	—	45,208	45,208
Total assets – nonrecurring fair value measurements	$—	$17,600	$45,208	$62,808

	December 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Agency-guaranteed residential mortgage–backed securities	$—	$278,321	$—	$278,321
Corporate notes	—	298,877	—	298,877
Interest-only GNMA securities	—	—	16,272	16,272
Equity securities	2,406	—	—	2,406
Derivatives	—	23,529	79	23,608
Loans held for sale – fair value option	—	2,130	—	2,130
Loans receivable, mortgage warehouse – fair value option	—	2,245,758	—	2,245,758
Total assets – recurring fair value measurements	$2,406	$2,848,615	$16,351	$2,867,372
Liabilities
Derivatives	$—	$45,939	$—	$45,939
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $852	$—	$—	$14,272	$14,272
Other real estate owned	—	—	78	78
Total assets – nonrecurring fair value measurements	$—	$—	$14,350	$14,350

The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 12 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
(amounts in thousands)	2020	2019
Balance at March 31	$215	$77
Issuances	52	145
Settlements	(215)	(77)
Balance at June 30	$52	$145

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
(amounts in thousands)	2020	2019

Balance at December 31	$79	$69
Issuances	267	222
Settlements	(294)	(146)
Balance at June 30	$52	$145

There were no transfers between levels during the three and six months ended June 30, 2020 and 2019.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2020 and December 31, 2019 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets. The interest-only GNMA securities are Level 3 assets measured at fair value on a recurring basis under a fair value option election. For the three and six months ended June 30, 2020, cash settlements of $0.9 million and $1.9 million were applied to the carrying value of the interest-only GNMA securities, net of premium amortization expense. At June 30, 2020, Customers used an internally developed discounted cash flow model to value the interest-only GNMA securities. The significant unobservable input used in the discounted cash flow model included prepayment speed. Significant increases (decreases) in this input would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Collateral-dependent – real estate	$44,244	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation (4)	8% - 10% (8%) 11% - 45% (20%)
Collateral-dependent loans – commercial & industrial	964	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 8% - 45% (25%)
Interest-only GNMA securities	14,396	Discounted cash flow	Constant prepayment rate	4% - 15% (10%)
Residential mortgage loan commitments	52	Adjusted market bid	Pull-through rate	78% - 78% (78%)
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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $16.8 million of losses from accumulated other comprehensive income (loss) to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances and federal funds purchased) and a variable-rate deposit relationship over a maximum period of 70 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At June 30, 2020, Customers had five outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest-rate risk. At December 31, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest rate-risk. The outstanding cash flow hedges at June 30, 2020 expire between June 2021 and May 2026.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At June 30, 2020, Customers had 158 interest rate swaps with an aggregate notional amount of $1.6 billion and four interest rate caps with an aggregated notional amount of $76.6 million related to this program. At December 31, 2019, Customers had 140 interest rate swaps with an aggregate notional amount of $1.4 billion and four interest rate caps with an aggregate notional amount of $78.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2020 and December 31, 2019, Customers had an outstanding notional balance of residential mortgage loan commitments of $3.6 million and $4.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At June 30, 2020 and December 31, 2019, Customers had outstanding notional balances of credit derivatives of $171.3 million and $167.1 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$51,589
Total		$—		$51,589
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$63,224	Other liabilities	$73,067
Interest rate caps	Other assets	18	Other liabilities	18
Credit contracts	Other assets	1,833	Other liabilities	630
Residential mortgage loan commitments	Other assets	52	Other liabilities	—
Total		$65,127		$73,715

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$21,374
Total		$—		$21,374
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,301	Other liabilities	$24,797
Interest rate caps	Other assets	9	Other liabilities	9
Credit contracts	Other assets	219	Other liabilities	(241)
Residential mortgage loan commitments	Other assets	79	Other liabilities	—
Total		$23,608		$24,565
Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives not designated as hedges for the three and six months ended June 30, 2020 and 2019.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(5,563)	$386	$(6,578)	$98
Interest rate caps	Other non-interest income	—	—	—	—
Credit contracts	Other non-interest income	1,405	41	1,274	144
Residential mortgage loan commitments	Mortgage banking income	(164)	68	(27)	76
Total		$(4,322)	$495	$(5,331)	$318
Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2020 and 2019.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(amounts in thousands)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,685)	$(10,435)	Interest expense	$(2,718)	$(4)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(25,031)	$(15,570)	Interest expense	$(4,196)	$409
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2020, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $127.7 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $124.6 million of cash as collateral at June 30, 2020. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
June 30, 2020
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$124,561	$—	$(124,561)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2019
Interest rate derivative assets with institutional counterparties	$432	$—	$—	$432

Interest rate derivative liabilities with institutional counterparties	$45,727	$—	$(45,727)	$—

NOTE 13 — BUSINESS SEGMENTS
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

The following tables present the operating results for Customers' reportable business segments for the three and six months ended June 30, 2020 and 2019. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 23.20% for 2020 and 23.15% for 2019, respectively.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$112,455	$12,763	$125,218	$103,014	$8,936	$111,950
Interest expense	32,856	380	33,236	47,061	210	47,271
Net interest income	79,599	12,383	91,982	55,953	8,726	64,679
Provision for credit losses on loans and leases	19,623	1,323	20,946	(2,206)	7,552	5,346
Non-interest income	11,683	10,553	22,236	970	11,066	12,036
Non-interest expense	44,270	19,236	63,506	38,107	21,475	59,582
Income (loss) before income tax expense (benefit)	27,389	2,377	29,766	21,022	(9,235)	11,787
Income tax expense (benefit)	6,611	437	7,048	4,629	(2,138)	2,491
Net income (loss)	20,778	1,940	22,718	16,393	(7,097)	9,296
Preferred stock dividends	3,581	—	3,581	3,615	—	3,615
Net income (loss) available to common shareholders	$17,197	$1,940	$19,137	$12,778	$(7,097)	$5,681

(1) Amounts reported include funds transfer pricing of $1.6 million and $2.2 million, for the three months ended June 30, 2020 and 2019, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$225,171	$25,390	$250,561	$195,885	$17,140	$213,025
Interest expense	76,533	726	77,259	88,666	376	89,042
Net interest income	148,638	24,664	173,302	107,219	16,764	123,983
Provision for credit losses on loans and leases	46,921	5,811	52,732	770	9,343	10,113
Non-interest income	22,819	21,348	44,167	8,547	23,207	31,754
Non-interest expense	88,130	41,835	129,965	73,491	40,075	113,566
Income (loss) before income tax expense (benefit)	36,406	(1,634)	34,772	41,505	(9,447)	32,058
Income tax expense (benefit)	9,334	(379)	8,955	9,510	(2,187)	7,323
Net income (loss)	27,072	(1,255)	25,817	31,995	(7,260)	24,735
Preferred stock dividends	7,196	—	7,196	7,229	—	7,229
Net income (loss) available to common shareholders	$19,876	$(1,255)	$18,621	$24,766	$(7,260)	$17,506

As of June 30, 2020 and 2019
Goodwill and other intangibles	$3,629	$10,946	$14,575	$3,629	$12,218	$15,847
Total assets (2)	$17,316,394	$586,724	$17,903,118	$10,555,141	$627,286	$11,182,427
Total deposits	$10,303,112	$662,763	$10,965,875	$7,729,580	$456,197	$8,185,777
Total non-deposit liabilities (2)	$5,895,690	$33,706	$5,929,396	$1,970,391	$34,854	$2,005,245
(1) Amounts reported include funds transfer pricing of $3.1 million and $7.8 million, for the six months ended June 30, 2020 and 2019, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.
(2) Amounts reported exclude inter-segment receivables/payables.

NOTE 14 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers in scope of ASC 606 is recognized within non-interest income.
The following table presents Customers' non-interest revenues affected by ASC 606 by business segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$193	$6,285	$6,478	$219	$6,541	$6,760
Deposit fees	502	2,819	3,321	433	2,915	3,348
University fees - card and disbursement fees	—	389	389	—	167	167
Total revenue recognized at point in time	695	9,493	10,188	652	9,623	10,275
Revenue recognized over time:
University fees - subscription revenue	—	1,007	1,007	—	968	968
Total revenue recognized over time	—	1,007	1,007	—	968	968
Total revenue from contracts with customers	$695	$10,500	$11,195	$652	$10,591	$11,243

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$463	$12,824	$13,287	$398	$15,167	$15,565
Deposit fees	1,054	5,728	6,782	733	4,824	5,557
University fees - card and disbursement fees	—	681	681	—	522	522
Total revenue recognized at point in time	1,517	19,233	20,750	1,131	20,513	21,644
Revenue recognized over time:
University fees - subscription revenue	—	1,999	1,999	—	1,947	1,947
Total revenue recognized over time	—	1,999	1,999	—	1,947	1,947
Total revenue from contracts with customers	$1,517	$21,232	$22,749	$1,131	$22,460	$23,591

NOTE 15 — LOSS CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

On August 6, 2020, BankMobile Technology, Inc. ("BMT"), a subsidiary of Customers Bank, and Megalith Financial Acquisition Corp. (“MFAC”), a special purpose acquisition company, entered into a definitive merger agreement. BMT is the technology arm of Customers' BankMobile reporting segment. Upon closing of the transaction, the combined company will operate as BM Technologies Inc. (the "Company") and expects to be listed on the New York Stock Exchange. All BMT serviced deposits and loans will remain at Customers Bank immediately after the closing of the transaction. Upon the closing of the transaction, BM Technologies will be a financial technology company bringing banks and business partners together through its digital banking platform.

Merger Consideration

The aggregate consideration to be paid pursuant to the merger to the Bank will be an amount (the “Merger Consideration”) equal to: (i) $140.0 million minus (ii) $9.3 million (representing a sponsor equity adjustment), plus (or minus, if negative) (iii) BMT’s net working capital less a target net working capital of $10.0 million, minus (iv) the aggregate amount of any outstanding indebtedness of BMT at closing, and minus (v) the amount of any unpaid transaction expenses of BMT, Megalith’s transaction expenses and other liabilities of Megalith due and owing at the closing.

The Merger Consideration will consist of cash and stock. The cash portion of the Merger Consideration (“Cash Consideration”) will be equal to (i) the amount of any proceeds of the PIPE Investment; plus (ii) an amount equal to one-half (1/2) of the difference between the (A) cash and cash equivalents of Megalith, including any funds in the trust account after giving effect to the completion of the redemption of shares of Megalith’s public stockholders (“Redemption”), less (B) a cash reserve to be used for the benefit of the Company in the Merger, in the amount of $10.0 million (such difference between clause (A) and (B) which resulting amount if otherwise negative shall be equal to zero, being which resulting amount if otherwise negative shall be equal to zero, being the “Remaining Trust Account Amount”); minus (iii) Megalith’s transaction expenses and other liabilities of Megalith due and owing at the closing; plus (iv) the cash and cash equivalents of BMT; minus (v) BMT’s unpaid transaction expenses; minus (vi) a cash reserve in the amount of $5.0 million. The stock portion of the Merger Consideration consists of a number of shares of Megalith’s Class A common stock with an aggregate value (the “Merger Consideration Share Amount”) equal to (a) the Merger Consideration, minus (b) the Cash Consideration, with the Bank receiving a number of shares of Megalith Class A common stock equal to the Merger Consideration Share Amount, divided by $10.38 (the “Per Share Price”).

The Merger Consideration is subject to adjustment after the closing based on confirmed amounts of the net working capital, the outstanding indebtedness of BMT and any unpaid transaction expenses of BMT, as of the closing date. If the adjustment is a negative adjustment in favor of Megalith, the Bank will deliver to Megalith a number of shares of Class A common stock of Megalith with a value equal to the absolute value of the adjustment amount (with each share valued at the Per Share Price). If the adjustment is a positive adjustment in favor of BMT, Megalith will issue to the Bank an additional number of shares of Class A common Stock of Megalith with a value equal to the adjustment amount (with each share valued at the Per Share Price). The Merger Consideration is also subject to reduction for the indemnification obligations of the Bank.

Certain Relationships

Mr. Jay Sidhu, who currently serves as Chief Executive Officer and Chairman of the Board of Customers Bancorp and Executive Chairman of the Bank, also serves as Executive Chairman of Megalith, is one of the managing members of Megalith’s sponsor and is a Megalith stockholder. Mr. Bhanu Choudhrie, who currently serves as a member of the board of directors of Customers Bancorp and the Bank also serves as a director of Megalith, is one of the managing members of Megalith’s sponsor and is a Megalith stockholder. Mr. Samvir Sidhu, the son of Jay Sidhu, currently serves as the Bank’s Vice Chairman and Chief Operating Officer and as Customers Bancorp’s Head of Corporate Development, previously served as the Chief Executive Officer of Megalith, currently serves as a director of Megalith and is a Megalith stockholder. Ms. Luvleen Sidhu, the daughter of Jay Sidhu, currently serves as the Chief Executive Officer and as a director of BMT and is expected to continue to serve in those roles with the Company. Certain of these individuals also expect to participate in the private placement by Megalith of shares of its Class A common stock to be completed in connection with the closing.

In light of these relationships, Customers Bancorp appointed a special committee consisting of independent directors with their own counsel and financial advisors. The special committee reviewed the transaction, obtained a fairness opinion in connection with the transaction, and made a unanimous recommendation to Customers Bancorp’s board of directors for approval. Customers Bancorp’s board of directors approved the transaction by a majority vote, with the above-mentioned directors recusing themselves from the deliberation and voting process and no director voting against the transaction.

The business combination is expected to close in the fourth quarter 2020, pending MFAC stockholder approval, regulatory approval and the satisfaction or waiver of additional conditions to closing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words ”may,” ”could,” ”should,” ”pro forma,” ”looking forward,” ”would,” ”believe,” ”expect,” ”anticipate,” ”estimate,” ”intend,” ”plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the adverse impact on the U.S. economy, including the markets in which we operate, of the coronavirus outbreak, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; the effects of changes in accounting standards or policies, including Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (CECL) and matters relating to the announced merger of BankMobile Technologies, Inc. (“BMT”), including the possibility of events, changes or other circumstances occurring or existing that could result in the planned merger of BMT not being completed, the possibility that the planned merger of BMT may be more expensive to complete than anticipated, the risks associated with Customers' significant ownership of BM Technologies, Inc. common stock and BM Technologies, Inc.'s ability to service its debt following completion of the merger, the possibility that the expected benefits to Customers and our shareholders of the planned merger may not be achieved, the possibility of Customers incurring liabilities relating to the disposition of BMT, the costs of providing certain ongoing services to BM Technologies following completion of the merger, including the time commitment of Customers' management and other personnel in providing such services, or the possible effects on Customers' results of operations if the planned merger of BMT is not completed in a timely fashion or at all. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2019, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2020.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2019 Form 10-K.
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

There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and lease losses against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES to Customers' unaudited quarterly financial statements.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in coming months. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers has modified its business practices, including restricting team member travel, directing team members to work from home insofar as is possible and implementing its business continuity plans and protocols to the extent necessary. Customers also has made donations that have resulted in more than $1 million, either directly or indirectly, to communities in its footprint for urgent basic needs and has been re-targeting existing sponsorship and grants to non-profit organizations to support COVID-19 related activities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. As of that date, Customers had obtained approvals for approximately 1,267 clients totaling approximately $385 million in approved PPP loans. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. As of June 30, 2020, Customers has helped thousands of small businesses by originating about $4.8 billion in PPP loans directly or through fintech partnerships.

In response to the COVID-19 pandemic, Customers has also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through July 24, 2020, total commercial deferments declined to less than $700 million, or down to about 8.0%, from a peak of $1.2 billion and total consumer deferments declined to $60 million, or 3.7%, from a peak of $108 million.

The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB has also established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. While Customers has not participated in all of these facilities or programs to date, it may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers at various times in the future. As of June 30, 2020, Customers borrowed $4.4 billion from the PPPLF to fund the origination of about $4.8 billion of PPP loans.

Significant uncertainties as to future economic conditions exist, and Customers has taken deliberate actions in response, including higher levels of on-balance sheet liquidity and maintaining strong capital ratios. Additionally, the economic pressures, coupled with the implementation of an expected lifetime loss methodology for determining our provision for credit losses as required by CECL have contributed to an increased provision for credit losses on loans and leases and off-balance sheet credit exposures in 2020. Customers continues to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact Customers' operations and financial results during the remainder of 2020 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted, including CECL, or issued accounting guidance will have on us, please refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' interim unaudited financial statements.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2019 Form 10-K and updated in this Form 10-Q for the quarterly period ended June 30, 2020 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
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
Allowance for Credit Losses
Customers' ACL at June 30, 2020 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.

Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool, while also incorporating prepayment assumptions into its lifetime loss rates. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, portfolio performance and assigned risk ratings. Significant loan/borrower attributes utilized in the models include property type, initial loan to value, assigned risk ratings, delinquency status, origination date, maturity date, initial FICO scores, and borrower state.

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

The significant increase in our estimated ACL as of June 30, 2020 as compared to our January 1, 2020 estimate was primarily attributable to the significant economic impact of COVID-19, along with loan growth in Customers' commercial and consumer loan portfolios. The total reserve build for the ACL for the three months and six months ended June 30, 2020 was $20.4 million and $53.1 million, with an ending balance of $163.7 million ($159.9 million for loans and leases and $3.8 million for unfunded lending-related commitments) as of June 30, 2020.

To determine the ACL as of June 30, 2020, Customers utilized the Moody's June 2020 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast assumed a deep recession in second quarter 2020, which included a significant drop in GDP and elevated unemployment compared to the first quarter 2020 forecast for current market conditions, followed by a strong recovery in the second half of 2020. The qualitative adjustment considered a more optimistic scenario that aligned with management's expectation of expected credit losses that resulted in a reduction to the modelled ACL. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

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

For more information, see NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES to the unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Net interest income	$91,982	$64,679	$27,303	42.2%	$173,302	$123,983	$49,319	39.8%
Provision for credit losses	20,946	5,346	15,600	291.8%	52,732	10,113	42,619	421.4%
Total non-interest income	22,236	12,036	10,200	84.7%	44,167	31,754	12,413	39.1%
Total non-interest expense	63,506	59,582	3,924	6.6%	129,965	113,566	16,399	14.4%
Income before income tax expense	29,766	11,787	17,979	152.5%	34,772	32,058	2,714	8.5%
Income tax expense	7,048	2,491	4,557	182.9%	8,955	7,323	1,632	22.3%
Net income	22,718	9,296	13,422	144.4%	25,817	24,735	1,082	4.4%
Preferred stock dividends	3,581	3,615	(34)	(0.9)%	7,196	7,229	(33)	(0.5)%
Net income available to common shareholders	$19,137	$5,681	$13,456	236.9%	$18,621	$17,506	$1,115	6.4%

Customers reported net income available to common shareholders of $19.1 million and $18.6 million for the three and six months ended June 30, 2020, respectively, compared to net income available to common shareholders of $5.7 million and $17.5 million for the three and six months ended June 30, 2019, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were as follows:
Net interest income
Net interest income increased $27.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as average interest-earning assets increased by $4.1 billion and NIM expanded by one basis point to 2.65% for the three months ended June 30, 2020 from 2.64% for the three months ended June 30, 2019 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 96 basis point decline in the yield on interest-earning assets and a 124 basis point decline in the cost of interest-bearing liabilities for the three months ended June 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $4.8 billion ($2.8 billion average balance) in PPP loans yielding 1.71% and related PPPLF borrowings of $4.4 billion ($0.9 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 0.99% and 2.04% for the three months ended June 30, 2020 and 2019, respectively.
Net interest income increased $49.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as average interest-earning assets increased by $2.9 billion and NIM expanded by 18 basis points to 2.80% for the six months ended June 30, 2020 from 2.62% for the six months ended June 30, 2019 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 45 basis point decline in the yield on interest-earning assets and an 83 basis point decline in the cost of interest-bearing liabilities for the six months ended June 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $4.8 billion ($1.4 billion average balance) in PPP loans yielding 1.71% and related PPPLF borrowings of $4.4 billion ($0.5 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 1.30% and 2.00% for the six months ended June 30, 2020 and 2019, respectively.

Provision for credit losses

The $15.6 million increase in the provision for credit losses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, reflects Customers' adoption of CECL and the impact of COVID-19. Upon adoption of the CECL standard on January 1, 2020, the allowance for credit losses for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The allowance for credit losses on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The allowance for credit losses on loans and leases held for investment, represented 2.20% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Asset Quality), at June 30, 2020, compared to 0.63% at June 30, 2019. Net charge-offs for the three months ended June 30, 2020 were $10.3 million, or 32 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $0.6 million, or three basis points on an annualized basis for the three months ended June 30, 2019. The increase in net charge-offs for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to a partial charge-off of $2.8 million for one commercial real estate collateral dependent loan during the three months ended June 30, 2020 and an increase in charge-offs of other consumer loans, coinciding with the growth of the portfolio year-over-year.

The $42.6 million increase in the provision for credit losses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, reflects Customers' adoption of CECL and the impact of COVID-19. Net charge-offs for the six months ended June 30, 2020 were $29.0 million, or 52 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.7 million, or 4 basis points on an annualized basis for the six months ended June 30, 2019. The increase in net charge-offs for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to partial charge-offs of $15.6 million for two commercial real estate collateral dependent loans during the six months ended June 30, 2020 and an increase in charge-offs of other consumer loans, coinciding with the growth of the portfolio year-over-year.

Non-interest income
The $10.2 million increase in non-interest income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from a $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities during the three months ended June 30, 2019, $4.4 million in realized gain on sale of investment securities during the three months ended June 30, 2020 and increases of $1.7 million in commercial lease income, $1.5 million in unrealized gain on equity securities issued by a foreign entity and $0.9 million in mortgage warehouse transactions fees. These increases were offset in part by decreases of $5.3 million in other non-interest income and $0.3 million in interchange and card revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
The $12.4 million increase in non-interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from a $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities during the six months ended June 30, 2019, $8.3 million of gains realized from the sale of investment securities during the six months ended June 30, 2020 and increases of $3.6 million in commercial lease income, $1.5 million in mortgage warehouse transactional fees, and $1.2 million in deposit fees. These increases were offset in part by decreases of $7.5 million in other non-interest income and $2.3 million in interchange and card revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2020.

Non-interest expense
The $3.9 million increase in non-interest expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from increases of $4.4 million in salaries and employee benefits, $1.4 million in commercial lease depreciation, $1.2 million in loan workout, and $0.9 million in technology, communication and bank operations. These increases were offset in part by decreases of $1.4 million in provision for operating losses, $1.2 million in professional services, $0.8 million in other non-interest expense, and $0.8 million in advertising and promotion for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
The $16.4 million increase in non-interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from increases of $6.9 million in salaries and employee benefits, $2.9 million in commercial lease depreciation, $2.5 million in other non-interest expense, $2.0 million in technology, communication and bank operations, $1.9 million in professional services, $1.2 million in loan workout, and $1.1 million in FDIC assessments, taxes and regulatory fees. These increases were offset in part by a decrease of $2.2 million in provision for operating losses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Income tax expense
Customers' effective tax rate was 23.7% for the three months ended June 30, 2020 compared to 21.1% for the three months ended June 30, 2019. The increase in the effective tax rate primarily resulted from a favorable return to provision adjustment for the three months ended June 30, 2019.
Customers' effective tax rate was 25.75% for the six months ended June 30, 2020 compared to 22.84% for the six months ended June 30, 2019. The increase in the effective tax rate primarily resulted from discrete provision items, which increased income tax expense, for the six months ended June 30, 2020, compared to a favorable return to provision adjustment, which lowered income tax expense, for the six months ended June 30, 2019.
Preferred stock dividends
Preferred stock dividends were $3.6 million for both the three months ended June 30, 2020 and 2019. There were no changes to the amount of preferred stock outstanding or the dividends paid during the three months ended June 30, 2020 and 2019. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.300%, or 5.60%, compared to a fixed rate of 7.00%.
Preferred stock dividends were $7.2 million for both the six months ended June 30, 2020 and 2019. There were no changes to the amount of preferred stock outstanding or the dividends paid during the six months ended June 30, 2020 and 2019. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.300%, or 5.60%, compared to a fixed rate of 7.00%.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following tables summarize Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2020 and 2019. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2020			2019			2020 vs. 2019
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$384,622	$113	0.12%	$78,666	$590	3.01%	$(1,001)	$524	$(477)
Investment securities (1)	705,389	6,155	3.49%	687,048	6,481	3.77%	(493)	167	(326)
Loans and leases:
Commercial loans to mortgage companies	2,456,067	17,740	2.91%	1,658,070	19,678	4.76%	(9,305)	7,367	(1,938)
Multi-family loans	2,009,847	19,345	3.87%	3,097,537	29,630	3.84%	228	(10,513)	(10,285)
Commercial and industrial loans and leases (2)	2,460,060	24,775	4.05%	2,041,315	26,411	5.19%	(6,434)	4,798	(1,636)
PPP loans	2,754,920	11,706	1.71%	—	—	—%	—	11,706	11,706
Non-owner occupied commercial real estate loans	1,392,131	13,179	3.81%	1,181,455	13,329	4.53%	(2,307)	2,157	(150)
Residential mortgages	429,609	3,771	3.53%	723,160	7,724	4.28%	(1,192)	(2,761)	(3,953)
Other consumer loans	1,288,999	27,931	8.72%	289,511	6,795	9.41%	(533)	21,669	21,136
Total loans and leases (3)	12,791,633	118,447	3.72%	8,991,048	103,567	4.62%	(22,850)	37,730	14,880
Other interest-earning assets	98,377	503	2.06%	94,388	1,312	5.58%	(862)	53	(809)
Total interest-earning assets	13,980,021	125,218	3.60%	9,851,150	111,950	4.56%	(26,868)	40,136	13,268
Non-interest-earning assets	695,563			520,692
Total assets	$14,675,584			$10,371,842
Liabilities
Interest checking accounts	$2,482,222	4,605	0.75%	$836,154	4,078	1.96%	(3,705)	4,232	527
Money market deposit accounts	3,034,457	6,449	0.85%	3,168,957	17,842	2.26%	(10,667)	(726)	(11,393)
Other savings accounts	1,177,554	5,677	1.94%	484,303	2,608	2.16%	(291)	3,360	3,069
Certificates of deposit	1,734,062	6,507	1.51%	1,972,792	11,452	2.33%	(3,680)	(1,265)	(4,945)
Total interest-bearing deposits (4)	8,428,295	23,238	1.11%	6,462,206	35,980	2.23%	(21,512)	8,770	(12,742)
FRB PPP liquidity facility	942,258	822	0.35%	—	—	—%	—	822	822
Borrowings	2,282,761	9,176	1.62%	1,462,362	11,291	3.09%	(6,755)	4,640	(2,115)
Total interest-bearing liabilities	11,653,314	33,236	1.15%	7,924,568	47,271	2.39%	(30,600)	16,565	(14,035)
Non-interest-bearing deposits (4)	1,890,955			1,345,494
Total deposits and borrowings	13,544,269		0.99%	9,270,062		2.04%
Other non-interest-bearing liabilities	142,181			115,717
Total liabilities	13,686,450			9,385,779
Shareholders' equity	989,134			986,063
Total liabilities and shareholders' equity	$14,675,584			$10,371,842
Net interest income		91,982			64,679		$3,732	$23,571	$27,303
Tax-equivalent adjustment (5)		225			183
Net interest earnings		$92,207			$64,862
Interest spread			2.61%			2.51%
Net interest margin			2.65%			2.63%
Net interest margin tax equivalent (5)			2.65%			2.64%
Net interest margin tax equivalent, excluding PPP loans (6)			2.97%			2.64%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.91% and 1.85% for the three months ended June 30, 2020 and 2019, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended June 30, 2020 and 2019, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended June 30, 2020 and 2019, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $27.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as average interest-earning assets increased by $4.1 billion and NIM expanded by one basis point to 2.65% for the three months ended June 30, 2020 from 2.64% for the three months ended June 30, 2019 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 96 basis point decline in the yield on interest-earning assets and a 124 basis point decline in the cost of interest-bearing liabilities for the three months ended June 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $4.8 billion ($2.8 billion average balance) in PPP loans yielding 1.71% and related PPPLF borrowings of $4.4 billion ($0.9 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 0.99% and 2.04% for the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020 vs. 2019
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$578,435	$2,974	1.03%	$81,947	$1,120	2.76%	(1,104)	2,958	1,854
Investment securities (1)	635,838	11,132	3.50%	689,422	12,722	3.69%	(633)	(957)	(1,590)
Loans and leases:
Commercial loans to mortgage companies	2,148,863	35,254	3.30%	1,462,362	35,430	4.89%	(13,734)	13,558	(176)
Multi-family loans	2,111,853	41,712	3.97%	3,175,233	60,006	3.81%	2,451	(20,745)	(18,294)
Commercial and industrial loans and leases (2)	2,460,435	53,513	4.37%	1,981,559	50,744	5.16%	(8,456)	11,225	2,769
PPP loans	1,377,460	11,706	1.71%	—	—	—%	—	11,706	11,706
Non-owner occupied commercial real estate loans	1,363,795	27,616	4.07%	1,175,428	26,225	4.50%	(2,629)	4,020	1,391
Residential mortgages	437,782	8,171	3.75%	709,529	14,859	4.22%	(1,506)	(5,182)	(6,688)
Other consumer loans	1,274,024	56,555	8.93%	203,381	9,419	9.34%	(433)	47,569	47,136
Total loans and leases (3)	11,174,212	234,527	4.22%	8,707,492	196,683	4.55%	(15,039)	52,883	37,844
Other interest-earning assets	89,890	1,928	4.31%	87,503	2,500	5.76%	(639)	67	(572)
Total interest-earning assets	12,478,375	250,561	4.04%	9,566,364	213,025	4.49%	(22,912)	60,448	37,536
Non-interest-earning assets	646,120			501,013
Total assets	$13,124,495			$10,067,377
Liabilities
Interest checking accounts	$1,888,160	9,221	0.98%	$825,672	7,893	1.93%	(5,276)	6,604	1,328
Money market deposit accounts	3,335,006	22,662	1.37%	3,156,988	35,179	2.25%	(14,422)	1,905	(12,517)
Other savings accounts	1,159,479	11,483	1.99%	432,893	4,508	2.10%	(248)	7,223	6,975
Certificates of deposit	1,629,416	14,225	1.76%	1,763,634	19,624	2.24%	(3,984)	(1,415)	(5,399)
Total interest-bearing deposits (4)	8,012,061	57,591	1.45%	6,179,187	67,204	2.19%	(26,378)	16,765	(9,613)
FRB PPP liquidity facility	471,129	822	0.35%	—	—	—%	—	822	822
Borrowings	1,756,080	18,846	2.16%	1,447,606	21,838	2.19%	(7,095)	4,103	(2,992)
Total interest-bearing liabilities	10,239,270	77,259	1.52%	7,626,793	89,042	2.35%	(36,978)	25,195	(11,783)
Non-interest-bearing deposits (4)	1,732,163			1,353,112
Total deposits and borrowings	11,971,433		1.30%	8,979,905		2.00%
Other non-interest-bearing liabilities	145,818			110,090
Total liabilities	12,117,251			9,089,995
Shareholders' equity	1,007,244			977,382
Total liabilities and shareholders' equity	$13,124,495			$10,067,377
Net interest income		173,302			123,983		$14,066	$35,253	$49,319
Tax-equivalent adjustment (5)		430			364
Net interest earnings		$173,732			$124,347
Interest spread			2.74%			2.49%
Net interest margin			2.79%			2.61%
Net interest margin tax equivalent (5)			2.80%			2.62%
Net interest margin tax equivalent, excluding PPP loans (6)			2.98%			2.62%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.19% and 1.80% for the six months ended June 30, 2020 and 2019, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the six months ended June 30, 2020 and 2019, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the six months ended June 30, 2020 and 2019, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

Net interest income increased $49.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as average interest-earning assets increased by $2.9 billion and NIM expanded by 18 basis points to 2.80% for the six months ended June 30, 2020 from 2.62% for the six months ended June 30, 2019, resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets drove a 45 basis point decline in the yield on interest-earnings assets and an 83 basis point decline in the cost of interest-bearing liabilities for the six months ended June 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $4.8 billion ($1.4 billion average balance) in PPP loans yielding 1.71% and related PPPLF borrowings of $4.4 billion ($0.5 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 1.30% and 2.00% for the six months ended June 30, 2020 and 2019, respectively.

Customers’ net interest margin tables contain non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three and six months ended June 30, 2020 and 2019 are set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net interest income (GAAP)	$91,982	$64,679	$173,302	$123,983
Tax-equivalent adjustment	225	183	430	364
Net interest income tax equivalent (Non-GAAP)	$92,207	$64,862	$173,732	$124,347
Loans receivable, PPP net interest income	(9,308)	—	(9,308)	—
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$82,899	$64,862	$164,424	$124,347

Average total interest-earning assets (GAAP)	$13,980,021	$9,851,150	$12,478,375	$9,566,364
Average PPP loans	(2,754,920)	—	(1,377,460)	—
Adjusted average total interest-earning assets (Non-GAAP)	$11,225,101	$9,851,150	$11,100,915	$9,566,364

Net interest margin (GAAP)	2.65%	2.63%	2.79%	2.61%
Net interest margin tax equivalent (Non-GAAP)	2.65%	2.64%	2.80%	2.62%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	2.97%	2.64%	2.98%	2.62%

PROVISION FOR CREDIT LOSSES

The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. During first quarter 2020, Customers adopted ASU 2016-13. Upon adoption, the allowance for credit losses for loans and leases and lending-related unfunded commitments increased by $79.8 million and $3.4 million, respectively, with the after-tax cumulative effect recorded to retained earnings. Customers recorded $20.9 million and a credit of $0.4 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the three months ended June 30, 2020 utilizing the CECL methodology. The additional provision for credit losses during the three months ended June 30, 2020 resulted primarily from the impact of the reserve build due to changes in management's economic forecast since March 31, 2020 due to the COVID-19 pandemic, portfolio growth, and net charge-offs. Customers recorded $52.7 million and $0.4 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the six months ended June 30, 2020. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic, portfolio growth, and net-charge-offs.

For more information about the provision and ACL and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Interchange and card revenue	$6,478	$6,760	$(282)	(4.2)%	$13,287	$15,565	$(2,278)	(14.6)%
Deposit fees	3,321	3,348	(27)	(0.8)%	6,782	5,557	1,225	22.0%
Commercial lease income	4,508	2,730	1,778	65.1%	8,776	5,131	3,645	71.0%
Bank-owned life insurance	1,757	1,836	(79)	(4.3)%	3,519	3,653	(134)	(3.7)%
Mortgage warehouse transactional fees	2,582	1,681	901	53.6%	4,533	2,995	1,538	51.4%
Gain (loss) on sale of SBA and other loans	23	—	23	NM	34	—	34	NM
Mortgage banking income	38	250	(212)	(84.8)%	334	417	(83)	(19.9)%
Loss upon acquisition of interest-only GNMA securities	—	(7,476)	7,476	NM	—	(7,476)	7,476	NM
Gain (loss) on sale of investment securities	4,353	—	4,353	NM	8,328	—	8,328	NM
Unrealized gain (loss) on investment securities	1,200	(347)	1,547	NM	(178)	(345)	167	NM
Other	(2,024)	3,254	(5,278)	(162.2)%	(1,248)	6,257	(7,505)	(119.9)%
Total non-interest income	$22,236	$12,036	$10,200	84.7%	$44,167	$31,754	$12,413	39.1%
Interchange and card revenue
The $0.3 million decrease in interchange and card revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from lower activity volumes at the BankMobile segment, primarily due to COVID-19.
The $2.3 million decrease in interchange and card revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from lower activity volumes at the BankMobile segment, primarily due to COVID-19.
Deposit fees
The $27 thousand decrease in deposit fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from lower activity volumes.
The $1.2 million increase in deposit fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.8 million increase in commercial lease income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from the continued growth of Customers' equipment finance business.
The $3.6 million increase in commercial lease income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $0.9 million increase in mortgage warehouse transactional fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The $1.5 million increase in mortgage warehouse transactional fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Gain (loss) on sale of investment securities
The $4.4 million increase in gain (loss) on sale of investment securities for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 reflects $4.4 million of gains realized from the sale of $30.0 million of corporate bonds and $6.3 million in non-agency-guaranteed collateralized mortgage obligations during the three months ended June 30, 2020.
The $8.3 million increase in gain (loss) on sale of investment securities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 reflects the gains realized from the sale of $100.5 million of agency-guaranteed residential mortgage-backed securities, $30.0 million of corporate bonds, and $6.3 million in non-agency-guaranteed collateralized mortgage obligations during the six months ended June 30, 2020.
Unrealized gain (loss) on investment securities
The $1.5 million increase in unrealized gain (loss) on investment securities for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 reflects an increase in the fair value of equity securities issued by a foreign entity for the three months ended June 30, 2020, respectively.
The $0.2 million decrease in unrealized gain (loss) on investment securities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 reflects a smaller decline in the fair value of equity securities issued by a foreign entity for the six months ended June 30, 2020.
Loss on acquisition of interest-only GNMA securities
The $7.5 million loss realized upon the acquisition of certain interest-only GNMA securities during the three and six months ended June 30, 2019 resulted from a mortgage warehouse customer that unexpectedly ceased operations in second quarter 2019. Customers took possession of the interest-only GNMA securities that served as the primary collateral for loans made to this mortgage warehouse customer. The shortfall in the fair value of the interest-only GNMA securities upon acquisition resulted in a write-down of $7.5 million in second quarter 2019. Customers views this as an isolated event that is not indicative of the overall credit quality of the mortgage warehouse portfolio. There are no other loans in the mortgage warehouse portfolio secured by interest-only securities.
Other non-interest income
The $5.3 million decrease in other non-interest income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from a negative mark-to-market derivative credit valuation adjustment of $3.3 million mostly resulting from an interest rate swap associated with a non-performing borrower, a market value adjustment loss on one loan held for sale of $1.5 million, and a decline in swap premiums of $0.9 million.
The $7.5 million decrease in other non-interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from a negative credit value adjustment of $6.2 million, due to changes in market interest rates and from an interest rate swap associated with a non-performing borrower, and a market value adjustment loss on one loan held for sale of $1.5 million, partially offset by an increase in swap premiums of $0.6 million.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Salaries and employee benefits	$31,296	$26,920	$4,376	16.3%	$59,607	$52,743	$6,864	13.0%
Technology, communication and bank operations	13,310	12,402	908	7.3%	26,360	24,355	2,005	8.2%
Professional services	4,552	5,718	(1,166)	(20.4)%	12,223	10,291	1,932	18.8%
Occupancy	3,025	3,064	(39)	(1.3)%	6,057	5,967	90	1.5%
Commercial lease depreciation	3,643	2,252	1,391	61.8%	7,070	4,174	2,896	69.4%
FDIC assessments, non-income taxes and regulatory fees	2,368	2,157	211	8.9%	5,235	4,145	1,090	26.3%
Provision for operating losses	1,068	2,446	(1,378)	(56.3)%	1,980	4,225	(2,245)	(53.1)%
Advertising and promotion	582	1,360	(778)	(57.2)%	2,222	2,169	53	2.4%
Merger and acquisition related expenses	25	—	25	NM	75	—	75	NM
Loan workout	1,808	643	1,165	181.2%	2,175	963	1,212	125.9%
Other real estate owned	12	(14)	26	(185.7)%	20	43	(23)	(53.5)%
Other	1,817	2,634	(817)	(31.0)%	6,941	4,491	2,450	54.6%
Total non-interest expense	$63,506	$59,582	$3,924	6.6%	$129,965	$113,566	$16,399	14.4%
Salaries and employee benefits
The $4.4 million increase in salaries and employee benefits for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.
The $6.9 million increase in salaries and employee benefits for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.
Technology, communication, and bank operations
The $0.9 million increase in technology, communication, and bank operations expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from the continued investment in Customers' white label partnership and digital transformation efforts.
The $2.0 million increase in technology, communication, and bank operations expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from the continued investment in Customers' white label partnership and digital transformation efforts.
Professional services
The $1.2 million decrease in professional services for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from management's continued efforts to monitor and control expenses.
The $1.9 million increase in professional services for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from consulting services associated with supporting Customers' white label partnership and digital transformation efforts, partially offset by management's continued efforts to monitor and control expenses.
Commercial lease depreciation
The $1.4 million increase in commercial lease depreciation for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.

The $2.9 million increase in commercial lease depreciation for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $0.2 million increase in FDIC assessments, non-income taxes, and regulatory fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from higher fees resulting from management's decision to grow the balance sheet beyond $10 billion in assets, as higher premiums become applicable.
The $1.1 million increase in FDIC assessments, non-income taxes, and regulatory fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from higher fees resulting from management's decision to grow the balance sheet beyond $10 billion in assets, as higher premiums become applicable.
Provision for operating losses
The provision for operating losses primarily consists of losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders. The $1.4 million decrease in provision for operating losses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from initiatives implemented by management to reduce fraud and theft-based losses during the three months ended June 30, 2020.
The $2.2 million decrease in provision for operating losses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from initiatives implemented by management to reduce fraud and theft-based losses during the six months ended June 30, 2020.
Advertising and promotion expenses
The $0.8 million decrease in advertising and promotion expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from a reduction in the promotion of Customers' digital banking products and service offerings available through BankMobile and its white label partnership.
The $0.1 million increase in advertising and promotion expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from the promotion of Customers' digital banking products and service offerings available through BankMobile and its white label partnership, primarily in first quarter 2020.
Other non-interest expense
The $0.8 million decrease in other non-interest expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulted from a reduction in certain product development costs related to Customers' white label partnership.
The $2.5 million increase in other non-interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulted from a legal contingency accrual of $1.0 million related to the settlement of the previously disclosed DOE matter during the three months ended March 31, 2020, certain product development costs related to our white label partnership, and an increase in the provision for credit losses on off-balance sheet credit exposures of $0.4 million coinciding with the adoption of CECL and the impact of COVID-19.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Income before income tax expense	$29,766	$11,787	$17,979	152.5%	$34,772	$32,058	$2,714	8.5%
Income tax expense	$7,048	$2,491	$4,557	182.9%	$8,955	$7,323	$1,632	22.3%
Effective tax rate	23.68%	21.13%			25.75%	22.84%

The $4.6 million increase in income tax expense for the three months ended June 30, 2020, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income and a favorable return to provision adjustment for the three months ended June 30, 2019. The increase in the effective tax for the three months ended June 30, 2020, when compared to the same period in the prior year, primary resulted from the favorable return to provision adjustment, which decreased tax expense for the three months ended June 30, 2019.
The $1.6 million increase in income tax expense for the six months ended June 30, 2020, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income and the discrete provision items which increased income tax expense for the six months ended June 30, 2020, compared to a favorable return to provision adjustment for the six months ended June 30, 2019. The increase in the effective tax for the six months ended June 30, 2020, when compared to the same period in the prior year, primary resulted from the discrete provision items, which increased income tax expense for the six months ended June 30, 2020, compared to a favorable return to provision adjustment, which lowered income tax expense for the six months ended June 30, 2019.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $3.6 million for both the three months ended June 30, 2020 and 2019. There were no changes to the amount of preferred stock outstanding or the dividends paid during the three months ended June 30, 2020 and 2019. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.300%, compared to a fixed rate of 7.00%.

Preferred stock dividends were $7.2 million for both the six months ended June 30, 2020 and 2019. There were no changes to the amount of preferred stock outstanding or the dividends paid during the six months ended June 30, 2020 and 2019. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.300%, compared to a fixed rate of 7.00%.

Financial Condition
General
Customers' total assets were $17.9 billion at June 30, 2020. This represented a $6.4 billion increase from total assets of $11.5 billion at December 31, 2019. The increase in total assets was primarily driven by increases of $4.8 billion in PPP loans, $854.8 million in cash and cash equivalents, $547.4 million in loans receivable, mortgage warehouse, at fair value, $286.2 million in other assets, and $85.5 million in investment securities, partially offset by an increase in allowance for loan and lease losses of $103.5 million.
Total liabilities were $16.9 billion at June 30, 2020. This represented a $6.4 billion increase from $10.5 billion at December 31, 2019. The increase in total liabilities primarily resulted from increases of $4.4 billion in the PPPLF, $2.3 billion in total deposits, and $228.1 million in accrued interest payable and other liabilities, offset in part by a reduction in federal funds purchased of $0.5 billion.

The following table presents certain key condensed balance sheet data as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019	Change	% Change
Cash and cash equivalents	$1,067,330	$212,505	$854,825	402.3%
Investment securities, at fair value	681,382	595,876	85,506	14.3%
Loans held for sale	464,164	486,328	(22,164)	(4.6)%
Loans receivable, mortgage warehouse, at fair value	2,793,164	2,245,758	547,406	24.4%
Loans receivable, PPP	4,760,427	—	4,760,427	NM
Loans and leases receivable	7,272,447	7,318,988	(46,541)	(0.6)%
Allowance for credit losses on loan and lease losses	(159,905)	(56,379)	(103,526)	183.6%
Total assets	17,903,118	11,520,717	6,382,401	55.4%
Total deposits	10,965,875	8,648,936	2,316,939	26.8%
Federal funds purchased	—	538,000	(538,000)	(100.0)%
FHLB advances	850,000	850,000	—	—%
Other borrowings	123,833	123,630	203	0.2%
Subordinated debt	181,255	181,115	140	0.1%
FRB PPP liquidity facility	4,419,967	—	4,419,967	NM
Total liabilities	16,895,271	10,467,922	6,427,349	61.4%
Total shareholders’ equity	1,007,847	1,052,795	(44,948)	(4.3)%
Total liabilities and shareholders’ equity	$17,903,118	$11,520,717	$6,382,401	55.4%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  Cash and due from banks were $44.6 million and $33.1 million at June 30, 2020 and December 31, 2019, respectively.  Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $1.0 billion and $179.4 million at June 30, 2020 and December 31, 2019, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2019 primarily resulted from increased brokered deposits used as bridge financing for the origination of PPP loans until the loans were pledged as eligible collateral to the FRB PPPLF.
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
At June 30, 2020, investment securities totaled $681.4 million compared to $595.9 million at December 31, 2019. The increase in investment securities primarily resulted from the purchases of agency-guaranteed mortgage-backed securities, state and political subdivision debt securities, and corporate securities totaling $280.4 million, and unrealized gains of $17.9 million, partially offset by the sale of $142.8 million of agency-guaranteed mortgage-backed securities, corporate bonds, of which $33.6 million was settled in July 2020, and non-agency-guaranteed collateralized mortgage obligations, maturities, calls and principal repayments totaling $78.5 million for the six months ended June 30, 2020.
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
As of June 30, 2020, Customers had $13.6 billion in commercial loans outstanding, totaling approximately 89.0% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $8.4 billion, comprising approximately 83.8% of its total loan and lease portfolio, at December 31, 2019. Included in the $13.6 billion in commercial loans outstanding as of June 30, 2020 was $4.8 billion of PPP loans that Customers originated during the three months ended June 30, 2020. The PPP loans are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%.
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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of June 30, 2020 and December 31, 2019, commercial loans to mortgage banking businesses totaled $2.8 billion and $2.2 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2020, Customers had multi-family loans of $2.0 billion outstanding, comprising approximately 13.2% of the total loan and lease portfolio, compared to $2.4 billion, or approximately 23.8% of the total loan and lease portfolio, at December 31, 2019.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of June 30, 2020 and December 31, 2019, Customers

had $283.1 million and $263.9 million, respectively, of equipment finance loans outstanding. As of June 30, 2020 and December 31, 2019, Customers had $96.4 million and $89.2 million of equipment finance leases, respectively. As of June 30, 2020 and December 31, 2019, Customers had $95.5 million and $93.6 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $21.3 million and $14.3 million, respectively.
On March 27, 2020, the CARES Act was signed by President Trump, which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships, had $4.8 billion of PPP loans outstanding as of June 30, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio is approximately $50 thousand.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The other consumer loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2020, Customers had $1.7 billion in consumer loans outstanding, or 11.0% of the total loan and lease portfolio, compared to $1.6 billion, or 16.2% of the total loan and lease portfolio, as of December 31, 2019. Customers intends to temper its growth in consumer loans for the remainder of 2020.
Purchases and sales of consumer loans were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Purchases (1)
Residential real estate	$—	$39,474	$495	$105,858
Other consumer (2)	18,008	384,116	209,768	450,252
Total	$18,008	$423,590	$210,263	$556,110
Sales (3)
Other consumer	—	—	1,822	—
Total	$—	$—	$1,822	$—

(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.5% and 100.6% of loans outstanding for the three months ended June 30, 2020 and 2019, respectively. The purchase price was 100.4% and 99.9% of loans outstanding for the six months ended June 30, 2020 and 2019, respectively.
(2)Other consumer loan purchases for the three and six months ended June 30, 2020 and 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales in the three and six months ended June 30, 2019.
Loans Held for Sale
The composition of loans held for sale as of June 30, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	June 30, 2020	December 31, 2019
Commercial loans:
Multi-family loans, at lower of cost or fair value	$441,732	$482,873
Commercial mortgage loans, at lower of cost or fair value	17,600	—
Total commercial loans held for sale	459,332	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	1,325
Residential mortgage loans, at fair value	3,507	2,130
Total consumer loans held for sale	4,832	3,455
Loans held for sale	$464,164	$486,328

At June 30, 2020, loans held for sale totaled $464.2 million, or 3.04% of the total loan and lease portfolio, and $486.3 million, or 4.84% of the total loan and lease portfolio, at December 31, 2019. Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2020	December 31, 2019
Loans and leases receivable, mortgage warehouse, at fair value	$2,793,164	$2,245,758
Loans receivable, PPP	4,760,427	—
Loans receivable:
Commercial:
Multi-family	1,581,839	1,907,331
Commercial and industrial (1)	2,099,442	1,891,152
Commercial real estate owner occupied	544,772	551,948
Commercial real estate non-owner occupied	1,244,773	1,222,772
Construction	128,834	117,617
Total commercial loans and leases receivable	5,599,660	5,690,820
Consumer:
Residential real estate	348,109	382,634
Manufactured housing	66,865	71,359
Other consumer	1,257,813	1,174,175
Total consumer loans receivable	1,672,787	1,628,168
Loans and leases receivable (2)	7,272,447	7,318,988
Allowance for credit losses	(159,905)	(56,379)
Total loans and leases receivable, net of allowance for credit losses	$14,666,133	$9,508,367
(1)Includes direct finance equipment leases of $96.4 million and $89.2 million at June 30, 2020 and December 31, 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(83.1) million and $2.1 million at June 30, 2020 and December 31, 2019, respectively.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $4.8 billion of PPP loans outstanding as of June 30, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $11.7 million for the three and six months ended June 30, 2020, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.8 billion and $2.2 billion at June 30, 2020 and December 31, 2019, respectively.

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
The provision for credit losses on loans and leases was $20.9 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $159.9 million, or 2.20% of loans and leases receivable, excluding PPP loans, at June 30, 2020 and $56.4 million, or 0.77% of loans and leases receivable, at December 31, 2019. Net charge-offs were $10.3 million for the three months ended June 30, 2020, an increase of $9.7 million compared to the same period in 2019. The increase in the ACL resulted primarily from the impact of reserve build for the COVID-19 pandemic, an increase in net charge-offs, mostly attributable to the commercial real estate non-owner occupied and other consumer portfolios, and portfolio growth. Commercial real estate non-owner occupied charge-offs were attributable to the partial charge-off of two collateral dependent loans, which are not indicative of the overall commercial real estate portfolio. Other consumer charge-offs were attributable to originated and purchased unsecured consumer loans through arrangements with fintech companies and other market place lenders.
The table below presents changes in the Bank’s ACL for the periods indicated.
Analysis of the Allowance for Credit Losses on Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$149,283	$43,679	$56,379	$39,972
Cumulative effect of change in accounting principle	—	—	79,829	—
Loan and lease charge-offs (1)
Multi-family	—	—	—	541
Commercial and industrial	20	183	117	183
Commercial real estate owner occupied	—	66	—	74
Commercial real estate non-owner occupied	2,801	—	15,598	—
Residential real estate	—	69	—	109
Other consumer	8,304	932	14,550	1,687
Total Charge-offs	11,125	1,250	30,265	2,594
Loan and lease recoveries (1)
Multi-family	—	7	—	7
Commercial and industrial	25	338	79	457
Commercial real estate owner occupied	2	97	5	225
Construction	113	114	116	120
Residential real estate	26	8	55	15
Other consumer	635	49	975	73
Total Recoveries	801	613	1,230	897
Total net charge-offs	10,324	637	29,035	1,697
Provision for loan and lease losses	20,946	5,346	52,732	10,113
Balance at the end of the period	$159,905	$48,388	$159,905	$48,388
(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected lifetime credit losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies herein and NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' interim unaudited financial statements for Customers' adoption of CECL, also, refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements in its 2019 Form 10-K for further discussion on management's prior incurred loss methodology for estimating the ALLL.
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
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 326, individually assessed loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the ACL. Individually assessed loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral (less estimated costs to sell) if principal repayment is expected to come from the operation or sale of such collateral. Shortfalls in the underlying collateral value for loans or leases determined to be collateral dependent are charged off immediately. Subsequent to an appraisal or other fair value estimate, management will assess whether there was a further decline in the value of the collateral based on changes in market conditions or property use that would require additional impairment to be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases.
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At June 30, 2020, commercial and consumer deferments related to COVID-19 were $974 million and $81.3 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at June 30, 2020

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$1,581,839	$1,558,036	$16,790	$—	$7,013	$—	$7,013	0.44%	0.44%
Commercial & industrial (1)	2,099,442	2,088,822	646	—	9,974	—	9,974	0.48%	0.48%
Commercial real estate owner occupied	544,772	535,861	4,889	—	4,022	—	4,022	0.74%	0.74%
Commercial real estate non-owner occupied	1,244,773	1,214,419	97	—	30,257	—	30,257	2.43%	2.43%
Construction	128,834	128,834	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,599,660	5,525,972	22,422	—	51,266	—	51,266	0.92%	0.92%
Residential	348,109	331,180	9,072	—	7,857	35	7,892	2.26%	2.27%
Manufactured housing	66,865	60,625	1,171	1,738	3,331	96	3,427	4.98%	5.12%
Other consumer	1,257,813	1,241,511	11,415	—	4,887	—	4,887	0.39%	0.39%
Total consumer loans receivable	1,672,787	1,633,316	21,658	1,738	16,075	131	16,206	0.96%	0.97%
Loans and leases receivable (1)	7,272,447	7,159,288	44,080	1,738	67,341	131	67,472	0.93%	0.93%
Loans receivable, PPP	4,760,427	4,760,427	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,793,164	2,793,164	—	—	—	—	—
Total loans held for sale	464,164	445,239	—	—	18,925	—	18,925	4.08%	4.08%
Total portfolio	$15,290,202	$15,158,118	$44,080	$1,738	$86,266	$131	$86,397	0.56%	0.57%
Asset Quality at June 30, 2020 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,581,839	$7,013	$14,697	0.93%	209.57%
Commercial & industrial	2,099,442	9,974	12,302	0.59%	123.34%
Commercial real estate owner occupied	544,772	4,022	11,405	2.09%	283.57%
Commercial real estate non-owner occupied	1,244,773	30,257	26,493	2.13%	87.56%
Construction	128,834	—	5,297	4.11%	—%
Total commercial loans and leases receivable	5,599,660	51,266	70,194	1.25%	136.92%
Residential	348,109	7,857	4,550	1.31%	57.91%
Manufactured housing	66,865	3,331	6,014	8.99%	180.55%
Other consumer	1,257,813	4,887	79,147	6.29%	1619.54%
Total consumer loans receivable	1,672,787	16,075	89,711	5.36%	558.08%
Loans and leases receivable (1)	7,272,447	67,341	159,905	2.20%	237.46%
Loans receivable, PPP	4,760,427	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,793,164	—	—
Total loans held for sale	464,164	18,925	—	—%	—%
Total portfolio	$15,290,202	$86,266	$159,905	1.05%	185.36%
(1) Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules that follow this table.

Customers’ asset quality table contains non-GAAP financial measures calculated using non-GAAP amounts. These measures all exclude loans receivable, PPP from their calculations. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at June 30, 2020, are set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loans and leases receivable (GAAP)	$12,032,874	$11,919,715	$44,080	$1,738	$67,341	$131	$67,472	0.56%	0.56%
Less: Loans receivable, PPP	4,760,427	4,760,427	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$7,272,447	$7,159,288	$44,080	$1,738	$67,341	$131	$67,472	0.93%	0.93%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$12,032,874	$67,341	$159,905	1.33%	237.46%
Less: Loans receivable, PPP	4,760,427	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	7,272,447	67,341	159,905	2.20%	237.46%

The total loan and lease portfolio was $15.3 billion at June 30, 2020 compared to $10.1 billion at December 31, 2019 and $86.3 million, or 0.56% of loans and leases, were non-performing at June 30, 2020 compared to $21.3 million, or 0.21% of loans and leases, at December 31, 2019. The loan and lease portfolio was supported by an ACL of $159.9 million (185.36% of NPLs and 1.05% of total loans and leases) and $56.5 million (264.67% of NPLs and 0.56% of total loans and leases), at June 30, 2020 and December 31, 2019, respectively.

DEPOSITS

Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019	Change	% Change
Demand, non-interest bearing	$1,879,789	$1,343,391	$536,398	39.9%
Demand, interest bearing	2,666,209	1,235,292	1,430,917	115.8%
Savings, including MMDA	4,549,497	4,401,719	147,778	3.4%
Non-time deposits	9,095,495	6,980,402	2,115,093	30.3%
Time, $100,000 and over	503,405	402,161	101,244	25.2%
Time, other	1,366,975	1,266,373	100,602	7.9%
Time deposits	1,870,380	1,668,534	$201,846	12.1%
Total deposits	$10,965,875	$8,648,936	$2,316,939	26.8%

Total deposits were $11.0 billion at June 30, 2020, an increase of $2.3 billion, or 26.8%, from $8.6 billion at December 31, 2019. Non-time deposits increased by $2.1 billion, or 30.3%, to $9.1 billion at June 30, 2020, from $7.0 billion at December 31, 2019. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $0.5 billion and interest bearing demand deposits of $1.4 billion. Savings, including MMDA increased $0.1 billion, or 3.4%, to $4.5 billion at June 30, 2020, from $4.4 billion at December 31, 2019. Time deposits increased $0.2 billion, or 12.1%, to $1.9 billion at June 30, 2020, from $1.7 billion at December 31, 2019.

At June 30, 2020, the Bank had $1.0 billion in state and municipal deposits to which it had pledged $1.0 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, including from the PPPLF, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$850,000	1.48%	$500,000	2.15%
Federal funds purchased	—	—%	538,000	1.60%
Total short-term debt	$850,000		$1,038,000

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2020 and December 31, 2019, was as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$—	—%	$350,000	2.36%
FRB PPP Liquidity Facility advances	4,419,967	0.35%	—	—%
Total long-term FHLB and FRB advances	$4,419,967		$350,000

Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated by an eligible institution, may pledge as collateral to the Federal Reserve Banks.
The maximum borrowing capacity with the FHLB and FRB at June 30, 2020 and December 31, 2019 was as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Total maximum borrowing capacity with the FHLB	$2,958,717	$3,445,416
Total maximum borrowing capacity with the FRB (1)	152,410	136,842
Qualifying loans serving as collateral against FHLB and FRB advances	3,814,247	4,496,983
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At June 30, 2020, Customers had $4.4 billion of borrowings under the PPPLF, with a borrowing capacity of up to $4.8 billion, which is the face value of the qualifying loans Customers has originated under the PPP.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2020 and December 31, 2019 were as follows:

		June 30, 2020	December 31, 2019
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,492	$24,432	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,341	99,198	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		123,833	123,630

Customers Bancorp	Subordinated (1)(2)	72,131	72,040	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,124	109,075	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,255	$181,115

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

SHAREHOLDERS' EQUITY

The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,791	32,617	174	0.5%
Additional paid in capital	450,665	444,218	6,447	1.5%
Retained earnings	338,665	381,519	(42,854)	(11.2)%
Accumulated other comprehensive loss, net	(9,965)	(1,250)	(8,715)	697.2%
Treasury stock	(21,780)	(21,780)	—	—%
Total shareholders' equity	$1,007,847	$1,052,795	$(44,948)	(4.3)%

Shareholders’ equity decreased $44.9 million, or 4.3%, to $1.0 billion at June 30, 2020 when compared to shareholders' equity of $1.1 billion at December 31, 2019. The decrease primarily resulted from a decrease in retained earnings of $42.9 million and an increase in accumulated other comprehensive loss, net of $8.7 million, partially offset by an increase of $6.4 million in additional paid in capital. The decrease in retained earnings primarily resulted from the adoption of CECL on January 1, 2020, which reduced retained earnings by $61.5 million, and $7.2 million in preferred stock dividends, partially offset by net income of $25.8 million. The increase in accumulated other comprehensive loss, net primarily resulted from a decline in the fair value of cash flow hedges due to changes in market interest rates during the six months ended June 30, 2020, partially offset by an increase in the fair value of available for sale debt securities due to the timing of purchases and changes in market interest rates during the six months ended June 30, 2020. The increase in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2020.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of June 30, 2020, Customers' borrowing capacity with the FHLB was $3.0 billion, of which $0.9 billion was utilized in borrowings and $1.0 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2019, Customers' borrowing capacity with the FHLB was $3.4 billion, of which $0.9 billion was utilized in borrowings and $1.4 billion of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2020 and December 31, 2019, Customers' borrowing capacity with the FRB was $152.4 million and $136.8 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated by an eligible institution, may be pledged as collateral to the Federal Reserve Banks.
The table below summarizes Customers' cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	% Change
Net cash provided by (used in) operating activities	$39,577	$3,129	$36,448	1,164.8%
Net cash provided by (used in) investing activities	(5,375,772)	(1,213,324)	(4,162,448)	343.1%
Net cash provided by (used in) financing activities	6,191,020	1,243,855	4,947,165	397.7%
Net increase (decrease) in cash and cash equivalents	$854,825	$33,660	$821,165	2,439.6%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $39.6 million for the six months ended June 30, 2020 primarily resulted from an increase accrued interest payable and other liabilities of $88.3 million, net income of $25.8 million, partially offset by an increase of $108.3 million in accrued interest receivable and other assets.
Cash provided by operating activities of $3.1 million for the six months ended June 30, 2020 primarily resulted from net income of $24.7 million, non-cash operating adjustments of $25.2 million, and an increase of $16.5 million in accrued interest payable and other liabilities, partially offset by an increase of $63.3 million in accrued interest receivable and other assets.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $5.4 billion for the six months ended June 30, 2020 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $4.5 billion primarily related to PPP loan originations, net originations of mortgage warehouse loans of $540.9 million, purchases of loans of $211.1 million, and purchases of investment securities available for sale of $280.4 million, partially offset by proceeds from sales, maturities, calls, and principal repayments of investment securities of $109.2 million.
Cash used in investing activities of $1.2 billion for the six months ended June 30, 2019 primarily resulted from net originations of mortgage warehouse loans of $622.4 million and purchases of loans of $555.6 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $6.2 billion for the six months ended June 30, 2020 primarily resulted from net increases in long-term borrowed funds from the FRB of $4.4 billion primarily to finance the PPP loan originations and deposits of $2.3 billion, partially offset by a net decrease in federal funds purchased of $538.0 million.
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
In April 2020, the U.S. federal banking regulatory agencies issued an interim final rule that permits banks to exclude the impact of participating in the SBA PPP program in their regulatory capital ratios. Specifically, PPP loans are zero percent risk weighted and a bank can exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for purposes of calculating the Tier 1 capital to average assets ratio (i.e. leverage ratio). Customers applied this regulatory guidance in the calculation of its regulatory capital ratios presented below.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2020 and December 31, 2019, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$853,818	7.765%	$494,780	4.500%	N/A	N/A	$769,657	7.000%
Customers Bank	$1,168,276	10.636%	$494,291	4.500%	$713,976	6.500%	$768,897	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,071,289	9.743%	$659,706	6.000%	N/A	N/A	$934,584	8.500%
Customers Bank	$1,168,276	10.636%	$659,055	6.000%	$878,740	8.000%	$933,661	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,311,527	11.928%	$879,608	8.000%	N/A	N/A	$1,154,486	10.500%
Customers Bank	$1,351,665	12.305%	$878,740	8.000%	$1,098,424	10.000%	$1,153,346	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,071,289	8.790%	$487,512	4.000%	N/A	N/A	$487,512	4.000%
Customers Bank	$1,168,276	9.593%	$487,151	4.000%	$608,938	5.000%	$487,151	4.000%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of June 30, 2020, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 10 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of June 30, 2020 and December 31, 2019, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	June 30, 2020	December 31, 2019
Commitments to fund loans and leases	$404,528	$261,902
Unfunded commitments to fund mortgage warehouse loans	1,226,333	1,378,364
Unfunded commitments under lines of credit and credit cards	1,172,313	1,065,474
Letters of credit	26,419	48,856
Other unused commitments	2,466	2,736
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
Customers uses two complementary methods to analyze and measure interest rate sensitivity as part of the overall management of interest rate risk; they are income scenario modeling and estimates of EVE.  The combination of these two methods provides a reasonably comprehensive summary of the levels of interest rate risk of Customers' exposure to time factors and changes in interest rate environments.

Income scenario modeling is used to measure interest rate sensitivity and manage interest rate risk.  Income scenario considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield-curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income scenario modeling, Customers has estimated the net interest income for the periods ending June 30, 2021 and December 31, 2020, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2020 and December 31, 2019. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2020, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the periods ending June 30, 2020 and December 31, 2019, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	June 30, 2020	December 31, 2019
Up 3%	7.8%	3.3%
Up 2%	5.8%	2.7%
Up 1%	3.2%	1.6%
Down 1%	4.2%	(1.9)%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at June 30, 2020, current market interest rates were were only increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2020 and December 31, 2019, resulting from shocks to interest rates.

	From base
Rate Shocks	June 30, 2020	December 31, 2019
Up 3%	(5.8)%	(5.6)%
Up 2%	(2.3)%	(2.0)%
Up 1%	(0.6)%	(1.0)%
Down 1%	(0.9)%	(1.1)%
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2020.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2020, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.
The emergence of the COVID-19 pandemic during first quarter 2020 necessitated the execution of several Customers Bancorp contingency plans. Beginning in March 2020 and continuing through this filing date, Customers Bancorp had a substantial number of its team members working remotely under such contingency plans.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 15 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2019 Form 10-K. There are no material changes from the risk factors included within the 2019 Form 10-K, other than the risks described below. The risks described within the 2019 Form 10-K and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”
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

To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned "Risk Factors" in our 2019 Form 10-K, including those risks related to business operations, industry/market, our securities and credit, or risks described in our other filings with the SEC.

Risks Related to the Proposed Sale of BankMobile Technologies to Megalith Financial Acquisition Corp.

We face a number of risks relating to our announced plans to sell BankMobile Technologies.
We have announced our plans to dispose of the technology arm of our BankMobile business through a merger transaction through which Megalith Financial Acquisition Corp. (“MFAC”), a special purpose acquisition company, will acquire the Bank’s subsidiary, BankMobile Technologies, Inc. (“BMT”). The completion of the merger will be subject to a number of conditions, including receipt by MFAC of stockholder approval of the transaction, receipt of all necessary regulatory approvals, MFAC meeting certain net tangible assets and minimum cash requirements and other conditions. Certain of the conditions will not be within our control, and we cannot guarantee you that we will be able to complete the merger on the terms we have agreed to with MFAC, or at all. The steps we take to complete this transaction may adversely affect our business and the value of Customers and/or BMT. Uncertainty as to our ability to complete the transaction and uncertainty as to the timing of the completion of the transaction may adversely affect analyst and shareholder views of our business and prospects, which could adversely affect our share price. Executing the merger may also result in the diversion of our management’s attention from Customers’ day-to-day operations generally, and the expenses we incur in executing the transaction may exceed our expectations, which may adversely affect our results of operations. In addition, even if we are successful in completing the sale of BMT, it is possible that we and our shareholders may not receive the benefits we presently anticipate from this transaction.

Failure to complete the proposed sale of BMT could negatively impact our share price, our future business and financial results.
We cannot assure you that our proposed sale of BMT will be completed in the time frame we currently anticipate, or at all. If we do not complete the proposed sale, we and our shareholders will not receive the expected benefits of such proposed transactions, but we will have incurred significant costs in connection with our pursuit of the transaction. In addition, we cannot assure you that alternative opportunities to sell or otherwise divest BMT will be available to us, or, if available, will be on terms at least as favorable to us and our shareholders as the terms of the proposed merger with MFAC. Market conditions, the possible need to secure regulatory, shareholder or other approvals and other factors will affect our ability to pursue alternative opportunities. In addition, the value of our common and preferred stock may decline if the proposed transactions are not completed, and uncertainty as to whether alternative transactions may be available for the disposition of BMT, and as to the timing, form and terms of any such alternative disposition may adversely affect analyst and shareholder views as to the value of BMT, which could further adversely affect the value of our securities.

If we are unable to complete the proposed sale of BMT in a timely fashion, or at all, we will continue to face the risks and challenges associated with the BankMobile business.
If we do not complete the proposed sale of BMT in a timely fashion, or at all, we will continue to face the risks and challenges associated with the BankMobile business, including those risks described in the “Risk Factors” discussion in our 2019 Form 10-K. We cannot assure you that we will be able to address and manage these risks so as to preserve or increase the value of the BankMobile business, and any failure to preserve or increase the value of the BankMobile business could adversely affect our business as a whole and our ability to divest BMT in an alternative transaction on favorable terms, or at all.

We will continue to own a significant amount of the resulting company following the completion of BMT’s merger with MFAC and, as such, the future value of the stock consideration we receive in the merger and our ability to realize the value of our own ownership of BM Technologies shares will be subject to a number of risks and challenges.
Following completion of the proposed merger, we expect to own approximately 47% of the outstanding stock of BM Technologies, depending on the amount of shares MFAC stockholders elect to have redeemed in connection with the completion of the merger. As a result, the benefits we obtain from the stock consideration we will receive in the merger will depend on BM Technologies’s future performance, as well as factors impacting the value of fintech companies generally, conditions in the financial markets and other factors affecting public companies. Although our BankMobile division, as an operating segment of ours, recently became profitable, there can be no assurance that BMT, a component of our BankMobile division, will be profitable following completion of the merger or that BM Technologies will be able to successfully execute its business plan, address competitive conditions in its markets and take other actions necessary to increase its value and the value of our shareholdings. In addition, although we have stated that it is our plan to reduce our ownership stake in the post-merger company gradually following the closing of the transaction, we cannot assure you that we will be able to do so on favorable terms or in the time frame we currently anticipate. We also are subject to a lock-up agreement that will prevent us from disposing of any of the shares, except in limited circumstances, for a period of up to 180 days from the closing of the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, the Bancorp's board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers was authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. Customers repurchased all remaining authorized shares pursuant to this program in January 2019. Accordingly, there were no common shares repurchased during second quarter 2020.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Description

2.1	*
Agreement and Plan of Merger by and between Megalith Financial Acquisition Corp., MFAC Merger Sub Inc., Customers Bank, and BankMobile Technologies, Inc., as the Company, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on August 6, 2020

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

10.1
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.2	Form of Lock-up Agreement, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.3	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.4	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Customers Bancorp, Inc.

August 10, 2020	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 10, 2020	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

2.1	*
Agreement and Plan of Merger by and between Megalith Financial Acquisition Corp., MFAC Merger Sub Inc., Customers Bank, and BankMobile Technologies, Inc., incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on August 6, 2020

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

10.1
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.2		Form of Lock-up Agreement, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.3	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.4	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon its request.