Form 10-Q
period 2020-09-30
Customers Bancorp, Inc.
filed 2020-11-06
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On October 30, 2020, 31,601,311 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84

Item 4.	Controls and Procedures	86

PART II

Item 1.	Legal Proceedings	87

Item 1A.	Risk Factors	87

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	88

Item 4.	Mine Safety Disclosures	89

Item 5.	Other Information	89

Item 6.	Exhibits	90

SIGNATURES		92

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

Ex-101

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
ACL	Allowance for credit losses
ASC	Accounting Standards Codification
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHCA	Bank Holding Company Act of 1956, as amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
BRRP	Bonus Recognition and Retention Program
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
Department	Pennsylvania Department of Banking and Securities
DCF	Discounted cash flow
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ED	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FERPA	Family Educational Rights and Privacy Act of 1975
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross domestic product
GNMA	Government National Mortgage Association
GLBA	Gramm-Leach-Bliley Act of 1999
HECM	Home Equity Conversion Mortgage

HTM	Held to maturity
Interest-only GNMA securities	Interest-only classes of Ginnie Mae guaranteed home equity conversation mortgage-backed securities
IRS	Internal Revenue Service
Legacy Loans	Total 2009 and prior loans
LIBOR	London Interbank Offered Rate
LIHTC	Low-Income Housing Tax Credit
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
Non-QM	Non-qualified mortgage
NPA	Non-performing asset
NPL	Non-performing loan
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Assets Control
OIS	Overnight index swap
Order	Federal Deposit Insurance Act, as amended
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Accounting Oversight Board (United States)
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
ROU	Right-of-use
SAB	Staff Accounting Bulletin
SAG	Special Assets Group
Sales Agreement	At Market Issuance Sales Agreement between Customers Bancorp and FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Maxim Group LLC
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VA	United States Department of Veterans Affairs

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$5,822	$33,095
Interest earning deposits	325,594	179,410
Cash and cash equivalents	331,416	212,505
Investment securities, at fair value	1,133,831	595,876
Loans held for sale (includes $6,998 and $2,130, respectively, at fair value)	26,689	486,328
Loans receivable, mortgage warehouse, at fair value	3,913,593	2,245,758
Loans receivable, PPP	4,964,105	—
Loans and leases receivable	7,700,892	7,318,988
Allowance for credit losses on loans and leases	(155,561)	(56,379)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,423,029	9,508,367
FHLB, Federal Reserve Bank, and other restricted stock	70,387	84,214
Accrued interest receivable	65,668	38,072
Bank premises and equipment, net	11,744	9,389
Bank-owned life insurance	277,826	272,546
Other real estate owned	131	173
Goodwill and other intangibles	14,437	15,195
Other assets	423,569	298,052
Total assets	$18,778,727	$11,520,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$2,327,017	$1,343,391
Interest bearing	8,512,060	7,305,545
Total deposits	10,839,077	8,648,936
Federal funds purchased	680,000	538,000
FHLB advances	850,000	850,000
Other borrowings	123,935	123,630
Subordinated debt	181,324	181,115
FRB PPP liquidity facility	4,811,009	—
Accrued interest payable and other liabilities	241,891	126,241
Total liabilities	17,727,236	10,467,922
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,835,743 and 32,617,410 shares issued as of September 30, 2020 and December 31, 2019; 31,555,124 and 31,336,791 shares outstanding as of September 30, 2020 and December 31, 2019	32,836	32,617
Additional paid in capital	452,965	444,218
Retained earnings	385,750	381,519
Accumulated other comprehensive loss, net	(15,751)	(1,250)
Treasury stock, at cost (1,280,619 shares as of September 30, 2020 and December 31, 2019)	(21,780)	(21,780)
Total shareholders’ equity	1,051,491	1,052,795
Total liabilities and shareholders’ equity	$18,778,727	$11,520,717
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans and leases	$132,107	$118,444	$366,634	$315,126
Investment securities	6,297	5,867	17,429	18,589
Other	1,246	2,407	6,149	6,030
Total interest income	139,650	126,718	390,212	339,745
Interest expense:
Deposits	18,347	38,267	75,939	105,472
FHLB advances	5,762	7,563	15,889	20,463
Subordinated debt	2,689	1,684	8,066	5,053
FRB PPP liquidity facility, federal funds purchased and other borrowings	5,413	3,469	9,576	9,039
Total interest expense	32,211	50,983	109,470	140,027
Net interest income	107,439	75,735	280,742	199,718
Provision for credit losses on loans and leases	12,955	4,426	65,688	14,539
Net interest income after provision for credit losses on loans and leases	94,484	71,309	215,054	185,179
Non-interest income:
Interchange and card revenue	4,081	6,869	17,368	22,435
Deposit fees	3,439	3,642	10,221	9,199
Commercial lease income	4,510	3,080	13,286	8,212
Bank-owned life insurance	1,746	1,824	5,265	5,477
Mortgage warehouse transactional fees	3,320	2,150	7,854	5,145
Gain (loss) on sale of SBA and other loans	286	—	320	—
Mortgage banking income	1,013	283	1,347	701
Loss upon acquisition of interest-only GNMA securities	—	—	—	(7,476)
Gain (loss) on sale of investment securities	11,707	1,001	20,035	1,001
Unrealized gain (loss) on investment securities	238	1,333	60	988
Other	3,453	3,187	2,203	9,443
Total non-interest income	33,793	23,369	77,959	55,125
Non-interest expense:
Salaries and employee benefits	32,676	27,193	92,283	79,936
Technology, communication and bank operations	13,215	8,755	39,576	33,110
Professional services	7,253	8,348	19,476	18,639
Occupancy	3,632	3,661	9,689	9,628
Commercial lease depreciation	3,663	2,459	10,733	6,633
FDIC assessments, non-income taxes, and regulatory fees	3,784	(777)	9,019	3,368
Provision for operating losses	1,186	3,998	3,166	8,223
Advertising and promotion	—	976	2,221	3,145
Merger and acquisition related expenses	1,035	—	1,110	—
Loan workout	846	495	3,020	1,458
Other real estate owned	7	108	26	151
Other	(1,736)	4,376	5,206	8,869
Total non-interest expense	65,561	59,592	195,525	173,160
Income before income tax expense	62,716	35,086	97,488	67,144
Income tax expense	12,201	8,020	21,156	15,343
Net income	50,515	27,066	76,332	51,801
Preferred stock dividends	3,430	3,615	10,626	10,844
Net income (loss) available to common shareholders	$47,085	$23,451	$65,706	$40,957
Basic earnings (loss) per common share	$1.49	$0.75	$2.09	$1.32
Diluted earnings (loss) per common share	$1.48	$0.74	$2.07	$1.30
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$50,515	$27,066	$76,332	$51,801
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(1,090)	7,858	25,127	46,430
Income tax effect	283	(2,043)	(6,533)	(12,072)
Reclassification adjustments for (gains) losses included in net income	(11,707)	(1,001)	(20,035)	(1,001)
Income tax effect	3,044	260	5,209	260
Net unrealized gains (losses) on available for sale debt securities	(9,470)	5,074	3,768	33,617
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	580	(5,163)	(33,486)	(26,204)
Income tax effect	(151)	1,342	8,884	6,813
Reclassification adjustment for (gains) losses included in net income	4,400	764	8,596	355
Income tax effect	(1,145)	(198)	(2,263)	(92)
Net unrealized gains (losses) on cash flow hedges	3,684	(3,255)	(18,269)	(19,128)
Other comprehensive income (loss), net of income tax effect	(5,786)	1,819	(14,501)	14,489
Comprehensive income (loss)	$44,729	$28,885	$61,831	$66,290
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2020	9,000,000	$217,471	31,510,287	$32,791	$450,665	$338,665	$(9,965)	$(21,780)	$1,007,847
Net income	—	—	—	—	—	50,515	—	—	50,515
Other comprehensive income (loss)	—	—	—	—	—	—	(5,786)	—	(5,786)
Preferred stock dividends(1)	—	—	—	—	—	(3,430)	—	—	(3,430)
Share-based compensation expense	—	—	—	—	2,028	—	—	—	2,028
Issuance of common stock under share-based compensation arrangements	—	—	44,837	45	272	—	—	—	317
Balance, September 30, 2020	9,000,000	$217,471	31,555,124	$32,836	$452,965	$385,750	$(15,751)	$(21,780)	$1,051,491

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2019	9,000,000	$217,471	31,202,023	$32,483	$439,067	$334,157	$(9,993)	$(21,780)	$991,405
Net income	—	—	—	—	—	27,066	—	—	27,066
Other comprehensive income (loss)	—	—	—	—	—	—	1,819	—	1,819
Preferred stock dividends(1)	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	2,133	—	—	—	2,133
Issuance of common stock under share-based compensation arrangements	—	—	43,753	43	299	—	—	—	342
Balance, September 30, 2019	9,000,000	$217,471	31,245,776	$32,526	$441,499	$357,608	$(8,174)	$(21,780)	$1,019,150
(1)Dividends per share of $0.357778, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended September 30, 2020. Dividends per share of $0.4375, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended September 30, 2019.

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	76,332	—	—	76,332
Other comprehensive income (loss)	—	—	—	—	—	—	(14,501)	—	(14,501)
Preferred stock dividends(1)	—	—	—	—	—	(10,626)	—	—	(10,626)
Share-based compensation expense	—	—	—	—	8,855	—	—	—	8,855
Issuance of common stock under share-based compensation arrangements	—	—	218,333	219	(108)	—	—	—	111
Balance, September 30, 2020	9,000,000	$217,471	31,555,124	$32,836	$452,965	$385,750	$(15,751)	$(21,780)	$1,051,491

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	51,801	—	—	51,801
Other comprehensive income (loss)	—	—	—	—	—	—	14,489	—	14,489
Preferred stock dividends(1)	—	—	—	—	—	(10,844)	—		(10,844)
Share-based compensation expense	—	—	—	—	6,557	—	—	—	6,557
Issuance of common stock under share-based compensation arrangements	—	—	273,907	274	628	—	—	—	902
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, September 30, 2019	9,000,000	$217,471	31,245,776	$32,526	$441,499	$357,608	$(8,174)	$(21,780)	$1,019,150
(1)Dividends per share of $1.232778, $1.21875, $1.209375, and $1.125 per share were declared on Series C, D, E, and F preferred stock for the nine months ended September 30, 2020. Dividends per share of $1.3125, $1.21875, $1.209375, and $1.125 per share were declared on Series C, D, E, and F preferred stock for the nine months ended September 30, 2019.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$76,332	$51,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses on loan and lease losses	65,688	14,539
Depreciation and amortization	22,557	15,167
Share-based compensation expense	9,474	7,289
Deferred taxes	(26,188)	8,701
Net amortization (accretion) of investment securities premiums and discounts	(449)	691
Unrealized (gain) loss on investment securities	(60)	(988)
(Gain) loss on sale of investment securities	(20,035)	(1,001)
Loss upon acquisition of interest-only GNMA securities	—	7,476
(Gain) loss on sale of SBA and other loans	194	(602)
Origination of loans held for sale	(50,941)	(35,760)
Proceeds from the sale of loans held for sale	47,009	36,115
Amortization (accretion) of fair value discounts and premiums	(2,106)	561
Net (gain) loss on sales of other real estate owned	(4)	137
Valuation and other adjustments to other real estate owned	—	31
Earnings on investment in bank-owned life insurance	(5,265)	(5,477)
(Increase) decrease in accrued interest receivable and other assets	(124,378)	(79,299)
Increase (decrease) in accrued interest payable and other liabilities	81,640	15,302
Net Cash Provided By Operating Activities	73,468	34,683
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	156,759	22,627
Proceeds from sales of investment securities available for sale	377,767	97,555
Purchases of investment securities available for sale	(1,024,345)	—
Origination of mortgage warehouse loans	(41,764,787)	(22,167,517)
Proceeds from repayments of mortgage warehouse loans	40,106,032	21,049,044
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(4,733,097)	(6,808)
Proceeds from sales of loans and leases	23,390	—
Purchase of loans	(226,498)	(636,366)
Net proceeds from sale of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	13,827	7,832
Purchases of bank premises and equipment	(4,231)	(5,397)
Proceeds from sales of other real estate owned	77	735
Purchases of leased assets under lessor operating leases	(11,432)	(27,239)
Net Cash Used In Investing Activities	(7,086,538)	(1,665,534)
Cash Flows from Financing Activities
Net increase in deposits	2,190,141	1,783,449
Net increase (decrease) in short-term borrowed funds from the FHLB	—	(557,270)
Net increase (decrease) in federal funds purchased	142,000	186,000
Net increase (decrease) in borrowed funds from PPP liquidity facility	4,811,009	—
Proceeds from long-term borrowed funds from the FHLB	—	350,000
Proceeds from issuance of subordinated long-term debt	—	25,000
Repayments of other borrowings	—	(25,000)
Preferred stock dividends paid	(10,661)	(10,844)
Purchase of treasury stock	—	(571)
Payments of employee taxes withheld from share-based awards	(1,143)	(1,366)
Proceeds from issuance of common stock	635	1,536
Net Cash Provided By Financing Activities	7,131,981	1,750,934
Net Increase (Decrease) in Cash and Cash Equivalents	118,911	120,083
Cash and Cash Equivalents – Beginning	212,505	62,135
Cash and Cash Equivalents – Ending	$331,416	$182,218

	(continued)
	Nine Months Ended September 30,
	2020	2019
Non-cash Operating and Investing Activities:
Transfer of loans to other real estate owned	$31	$291
Transfer of loans held for investment to held for sale	18,336	499,774
Unsettled purchases of investment securities	22,500	—
Transfer of multi-family loans held for sale to held for investment	401,144	—
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	—	17,157
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	—	1,325
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; and nationally for certain loan and deposit products. The Bank has 13 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia, Pennsylvania; Washington, D.C.; and Chicago, Illinois. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies. In addition, BankMobile, a division of Customers Bank, offers state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2019 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2019 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 (the "2019 Form 10-K"). The 2019 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans and Leases Receivable; Purchased Loans; ALLL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Segment Information; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; Loss Contingencies; and Collaborative Arrangements. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and nine months ended September 30, 2020, except for the adoption of ASU 2016-13 Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments, which is discussed below in Adoption of New Accounting Standard, and replaces our prior ALLL policy.

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

The following table illustrates the impact of adopting ASC 326:

(amounts in thousands)

	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets
Loans receivable, mortgage warehouse, at fair value	$2,245,758	$—	$2,245,758
Loans and leases receivable
Multi-family	1,907,331	7	1,907,338
Commercial and industrial	1,891,152	3	1,891,155
Commercial real estate owner occupied	551,948	100	552,048
Commercial real estate non-owner occupied	1,222,772	41	1,222,813
Construction	117,617	—	117,617
Total commercial loans and leases receivable	5,690,820	151	5,690,971
Residential real estate	382,634	32	382,666
Manufactured housing	71,359	37	71,396
Installment	1,174,175	12	1,174,187
Total consumer loans receivable	1,628,168	81	1,628,249
Loans and leases receivable	7,318,988	232	7,319,220
Allowance for credit losses on loans and leases	(56,379)	(79,829)	(136,208)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	(79,596)	9,428,771
Liabilities
Allowance for credit losses on lending-related commitments	49	3,388	3,437
Net deferred tax (asset) liability	11,740	(21,510)	(9,770)
Equity
Retained earnings	$381,519	$(61,475)	$320,044

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

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Customers' loan portfolio segments include commercial and consumer. Each of these two loan portfolio segments is comprised of multiple loan classes. Loan classes are characterized by similarities in loan type, collateral type, risk attributes and the manner in which credit risk is assessed and monitored. The commercial segment is composed of multi-family, commercial and industrial, commercial real estate owner occupied, commercial real estate non-owner occupied and construction loan classes. The consumer segment is composed of residential real estate, manufactured housing and installment. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.

The allowance for credit losses on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price indices). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. The lifetime loss rate models also incorporate prepayment assumptions into estimated lifetime loss rates. Customers runs the CECL impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:

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

Purchased Credit Deteriorated (“PCD”) Loans and Leases

PCD assets are acquired individual loans and leases (or acquired groups of loans and leases with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. PCD loans and leases are recorded at their purchase price plus the allowance for credit losses expected at the time of acquisition, or “gross up” of the amortized cost basis. The January 1, 2020 transition adjustment discussed above was established for these loans and leases without affecting the income statement or retained earnings. Changes in the current estimate of the allowance for credit losses after acquisition from the estimated allowance previously recorded are reported in the income statement as provision for credit losses expense or reversal of provision for credit losses in subsequent periods as they arise. Purchased loans or leases that do not qualify as PCD assets are accounted for similar to originated assets, whereby an allowance for credit losses is recognized with a corresponding increase to the income statement provision for credit losses. Evidence that purchased loans and leases, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include loans and leases that are past-due, in non-accrual status, poor borrower credit score, recent loan-to-value percentages and other standard indicators (i.e., TDR, charge-offs, bankruptcy).

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

Individually Assessed Loans and Leases

ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Customers, loans and leases which are identified to be individually assessed under CECL typically would have been evaluated individually as impaired loans using accounting guidance in effect in periods prior to the adoption of CECL and include TDRs and collateral dependent loans.

TDRs

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except in cases when the value of a concession cannot be measured using a method other than the DCF method. When the value of a concession is measured using the DCF method, the allowance for credit loss is determined by discounting the expected future cash flows at the original effective interest rate of the loan.

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

Changes in the allowance for credit losses on AFS securities are recorded as provision, or reversal of provision for credit losses on AFS securities in other non-interest income within the consolidated income statement. Losses are charged against the allowance for credit losses on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities totaled $4.2 million at September 30, 2020 and is excluded from the estimate of credit losses.

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
Customers applied Section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended. These modifications generally involve principal and/or interest payment deferrals for a period of 90 days at a time and can be extended to six months or longer for modifications that qualified under the Section 4013 of the CARES Act if requested by the borrower as long as the reason is still related to COVID-19. These modified loans would not also be reported as past due or nonaccrual during the deferral period. See Note 7 - Loans and Leases Receivable and Allowance for Credit Losses on Loans and Leases for additional information.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2020	2019	2020	2019
Net income available to common shareholders	$47,085	$23,451	$65,706	$40,957

Weighted-average number of common shares outstanding – basic	31,517,504	31,223,777	31,462,284	31,142,400
Share-based compensation plans	218,807	420,951	203,743	438,629
Weighted-average number of common shares – diluted	31,736,311	31,644,728	31,666,027	31,581,029

Basic earnings (loss) per common share	$1.49	$0.75	$2.09	$1.32
Diluted earnings (loss) per common share	$1.48	$0.74	$2.07	$1.30

The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation awards	862,417	2,181,195	862,417	2,233,160

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019. All amounts are presented net of tax. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended September 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - June 30, 2020	$27,525	$(37,490)	$(9,965)
Unrealized gains (losses) arising during period, before tax	(1,090)	580	(510)
Income tax effect	283	(151)	132
Other comprehensive income (loss) before reclassifications	(807)	429	(378)
Reclassification adjustments for (gains) losses included in net income, before tax	(11,707)	4,400	(7,307)
Income tax effect	3,044	(1,145)	1,899
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(8,663)	3,255	(5,408)
Net current-period other comprehensive income (loss)	(9,470)	3,684	(5,786)
Balance - September 30, 2020	$18,055	$(33,806)	$(15,751)

	Nine Months Ended September 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2019	$14,287	$(15,537)	$(1,250)
Unrealized gains (losses) arising during period, before tax	25,127	(33,486)	(8,359)
Income tax effect	(6,533)	8,884	2,351
Other comprehensive income (loss) before reclassifications	18,594	(24,602)	(6,008)
Reclassification adjustments for (gains) losses included in net income, before tax	(20,035)	8,596	(11,439)
Income tax effect	5,209	(2,263)	2,946
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(14,826)	6,333	(8,493)
Net current-period other comprehensive income (loss)	3,768	(18,269)	(14,501)
Balance - September 30, 2020	$18,055	$(33,806)	$(15,751)

(1)Reclassification amounts for available for sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income.

	Three Months Ended September 30, 2019
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - June 30, 2019	$6,802	$(16,795)	$(9,993)
Unrealized gains (losses) arising during period, before tax	7,858	(5,163)	2,695
Income tax effect	(2,043)	1,342	(701)
Other comprehensive income (loss) before reclassifications	5,815	(3,821)	1,994
Reclassification adjustments for losses (gains) included in net income, before tax	(1,001)	764	(237)
Income tax effect	260	(198)	62
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(741)	566	(175)
Net current-period other comprehensive income (loss)	5,074	(3,255)	1,819
Balance - September 30, 2019	$11,876	$(20,050)	$(8,174)

	Nine Months Ended September 30, 2019
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2018	$(21,741)	$(922)	$(22,663)
Unrealized gains (losses) arising during period, before tax	46,430	(26,204)	20,226
Income tax effect	(12,072)	6,813	(5,259)
Other comprehensive income (loss) before reclassifications	34,358	(19,391)	14,967
Reclassification adjustments for losses (gains) included in net income, before tax	(1,001)	355	(646)
Income tax effect	260	(92)	168
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(741)	263	(478)
Net current-period other comprehensive income	33,617	(19,128)	14,489
Balance - September 30, 2019	$11,876	$(20,050)	$(8,174)

(1)Reclassification amounts for available for sale debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of September 30, 2020 and December 31, 2019 are summarized in the tables below:

	September 30, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$374,151	$1,404	$(174)	$375,381
U.S. government agencies securities	40,000	8	—	40,008
Agency-guaranteed residential mortgage-backed securities	59,013	2,066	—	61,079
Agency-guaranteed collateralized mortgage obligations	153,088	771	(80)	153,779
State and political subdivision debt securities (2)	17,391	868	—	18,259
Private label collateralized mortgage obligations	118,979	8	—	118,987
Corporate notes (3)	344,344	19,632	(104)	363,872
Available for sale debt securities	$1,106,966	$24,757	$(358)	1,131,365
Equity securities (5)				2,466
Total investment securities, at fair value				$1,133,831

	December 31, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$273,252	$5,069	$—	$278,321
Corporate notes (3)	284,639	14,238	—	298,877
Available for sale debt securities	$557,891	$19,307	$—	577,198
Interest-only GNMA securities (4)				16,272
Equity securities (5)				2,406
Total investment securities, at fair value				$595,876
(1)Accrued interest on AFS debt securities totaled $4.2 million at September 30, 2020 and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes both taxable and non-taxable municipal securities.
(3)Includes corporate securities issued by domestic bank holding companies.
(4)Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.
(5)Includes equity securities issued by a foreign entity.

On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the three months ended June 30, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities. These securities were sold for $15.4 million with a realized gain of $1.0 million during the three months ended September 30, 2020.
During the three and nine months ended September 30, 2020, Customers recognized unrealized gains of $0.2 million and $0.1 million, respectively, on its equity securities. During the three and nine months ended September 30, 2019, Customers recognized unrealized gains of $1.3 million and $1.0 million, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.

Proceeds from the sale of available for sale debt securities were $268.6 million and $377.8 million for the three and nine months ended September 30, 2020. Realized gains from the sale of available for sale debt securities were $11.7 million and $20.0 million for the three and nine months ended September 30, 2020, respectively. Proceeds from the sale of available for sale debt securities were $97.6 million for the three and nine months ended September 30, 2019. Realized gains from the sale of available for sale debt securities were $1.0 million for the three and nine months ended September 30, 2019. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table shows debt securities by stated maturity.  Debt securities backed by mortgages and other assets securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2020
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,000	$8,000
Due after one year through five years	83,209	84,275
Due after five years through ten years	274,135	292,605
Due after ten years	36,391	37,259
Asset-backed securities	374,151	375,381
Agency-guaranteed residential mortgage-backed securities	59,013	61,079
Agency-guaranteed collateralized mortgage obligations	153,088	153,779
Private label collateralized mortgage obligations	118,979	118,987
Total debt securities	$1,106,966	$1,131,365

Gross unrealized losses and fair value of Customers' available for sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 were as follows:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$107,610	$(174)	$—	$—	$107,610	$(174)
Agency-guaranteed residential mortgage-backed securities	19,019	(80)	—	—	19,019	(80)
Corporate notes	40,409	(104)	—	—	40,409	(104)
Total	$167,038	$(358)	$—	$—	$167,038	$(358)

At September 30, 2020, there were fifteen available for sale debt securities with unrealized losses in the less-than-twelve-month category and no available for sale debt securities with unrealized losses in the twelve-month-or-more category. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value. All amounts related to these securities are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 15 securities, and it is not more likely than not that Customers will be required to sell any of the 15 securities before recovery of the amortized cost basis. At December 31, 2019, there were no available for sale debt securities in an unrealized loss position.

At September 30, 2020 and December 31, 2019, Customers Bank had pledged investment securities aggregating $20.1 million and $20.4 million in fair value, respectively, as collateral against its borrowings primarily with an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At September 30, 2020 and December 31, 2019, no securities holding of any one issuer, other than the U.S. Government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	September 30, 2020	December 31, 2019
Commercial loans:
Multi-family loans, at lower of cost or fair value	$—	$482,873
Commercial real estate non-owner occupied loans, at lower of cost or fair value	18,366	—
Total commercial loans held for sale	18,366	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	1,325
Residential mortgage loans, at fair value	6,998	2,130
Total consumer loans held for sale	8,323	3,455
Loans held for sale	$26,689	$486,328

Effective September 30, 2020, Customers transferred $401.1 million of multi-family loans from loans held for sale to loans receivable (held for investment) because it no longer has the intent to sell these loans. Customers transferred these loans at their carrying value, which approximated their fair value at the time of transfer. Total loans held for sale as of September 30, 2020 and December 31, 2019 included NPLs of $19.7 million and $1.3 million, respectively.

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of September 30, 2020 and December 31, 2019.

(amounts in thousands)	September 30, 2020	December 31, 2019
Loans and leases receivable, mortgage warehouse, at fair value	$3,913,593	$2,245,758
Loans receivable, PPP	4,964,105	—
Loans receivable:
Commercial:
Multi-family	1,950,300	1,907,331
Commercial and industrial (1)	2,220,715	1,891,152
Commercial real estate owner occupied	557,595	551,948
Commercial real estate non-owner occupied	1,215,516	1,222,772
Construction	122,963	117,617
Total commercial loans and leases receivable	6,067,089	5,690,820
Consumer:
Residential real estate	335,452	382,634
Manufactured housing	64,638	71,359
Installment	1,233,713	1,174,175
Total consumer loans receivable	1,633,803	1,628,168
Loans and leases receivable (2)	7,700,892	7,318,988
Allowance for credit losses	(155,561)	(56,379)
Total loans and leases receivable, net of allowance for credit losses	$16,423,029	$9,508,367
(1)Includes direct finance equipment leases of $106.5 million and $89.2 million at September 30, 2020 and December 31, 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(74.7) million and $2.1 million at September 30, 2020 and December 31, 2019, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $61.9 million and $34.8 million at September 30, 2020 and December 31, 2019, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At September 30, 2020, there were $32.1 million of individually evaluated loans that were collateral-dependent. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans receivable, PPP:
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $5.0 billion of PPP loans outstanding as of September 30, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $24.3 million and $36.0 million for the three and nine months ended September 30, 2020, respectively.
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
At September 30, 2020 and December 31, 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(amounts in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Total past due	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$—	$15,446	$4,790	$20,236	$1,930,064	$1,950,300
Commercial and industrial	—	2,072	7,695	9,767	2,210,948	2,220,715
Commercial real estate owner occupied	—	952	2,436	3,388	554,207	557,595
Commercial real estate non-owner occupied	—	—	2,356	2,356	1,213,160	1,215,516
Construction	—	—	—	—	122,963	122,963
Residential real estate	436	3,160	6,327	9,923	325,529	335,452
Manufactured housing	784	608	4,463	5,855	58,783	64,638
Installment	5,468	4,609	3,098	13,175	1,220,538	1,233,713
Total	$6,688	$26,847	$31,165	$64,700	$7,636,192	$7,700,892

	December 31, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Non-accrual	Current (2)	Purchased-credit-impaired loans (4)	Total loans and leases (5)
Multi-family	$2,133	—	$2,133	$4,117	$1,901,336	$1,688	$1,909,274
Commercial and industrial	2,395	—	2,395	4,531	1,882,700	354	1,889,980
Commercial real estate owner occupied	5,388	—	5,388	1,963	537,992	6,664	552,007
Commercial real estate non-owner occupied	8,034	—	8,034	76	1,211,892	3,527	1,223,529
Construction	—	—	—	—	118,418	—	118,418
Residential real estate	5,924	—	5,924	6,128	359,491	3,471	375,014
Manufactured housing	3,699	1,794	5,493	1,655	61,649	1,601	70,398
Installment	5,756	$—	5,756	1,551	1,170,793	183	1,178,283
Total	$33,329	$1,794	$35,123	$20,021	$7,244,271	$17,488	$7,316,903
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The September 30, 2020 table excludes PPP loans of $5.0 billion which are all current as of September 30, 2020.
(3)Includes purchased credit deteriorated loans of $14.4 million at September 30, 2020.
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
As of September 30, 2020 and December 31, 2019, the Bank had $0.1 million and $0.2 million, respectively, of residential real estate held in OREO. As of September 30, 2020 and December 31, 2019, the Bank had initiated foreclosure proceedings on $0.5 million and $0.9 million, respectively, in loans secured by residential real estate.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases on nonaccrual status.

	September 30, 2020 (1)			December 31, 2019 (2)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$8,749	$2,961	$11,710	$4,117	$—	$4,117
Commercial and industrial	8,749	884	9,633	3,083	1,448	4,531
Commercial real estate owner occupied	3,399	200	3,599	1,109	854	1,963
Commercial real estate non-owner occupied	2,408	—	2,408	76	—	76
Residential real estate	10,634	—	10,634	4,559	1,569	6,128
Manufactured housing	—	2,778	2,778	—	1,655	1,655
Installment	—	3,118	3,118	140	1,411	1,551
Total	$33,939	$9,941	$43,880	$13,084	$6,937	$20,021
(1) Presented at amortized cost basis.
(2) Amounts exclude deferred costs and fees and unamortized premiums and discounts.
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2020. Accrued interest of $1.2 million was reversed when the loans went to nonaccrual status during the nine months ended September 30, 2020.
Allowance for credit losses on loans and leases
The changes in the allowance for credit losses on loans and leases for the three and nine months ended September 30, 2020 and 2019 are presented in the tables below.

Three Months Ended September 30, 2020	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, June 30, 2020	$14,697	$12,302	$11,405	$26,493	$5,297	$4,550	$6,014	$79,147	$159,905
Charge-offs	—	(2,527)	(44)	(10,181)	—	—	—	(9,194)	(21,946)
Recoveries	—	2,582	—	1,258	6	17	—	784	4,647
Provision for credit loss expense	329	569	(1,809)	2,630	1,120	82	(389)	10,423	12,955
Ending Balance, September 30, 2020	$15,026	$12,926	$9,552	$20,200	$6,423	$4,649	$5,625	$81,160	$155,561
Nine Months Ended September 30, 2020
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(2,645)	(44)	(25,779)	—	—	—	(23,744)	(52,212)
Recoveries	—	2,661	5	1,258	122	72	—	1,759	5,877
Provision for loan and lease losses	6,698	(3,405)	1,583	30,560	5,137	(159)	763	24,511	65,688
Ending Balance, September 30, 2020	$15,026	$12,926	$9,552	$20,200	$6,423	$4,649	$5,625	$81,160	$155,561

Three Months Ended September 30, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, June 30, 2019	$9,926	$13,736	$3,360	$6,159	$649	$4,168	$123	$10,267	$48,388
Charge-offs	—	(349)	(45)	—	—	—	—	(1,806)	(2,200)
Recoveries	—	369	10	—	8	5	—	47	439
Provision for loan and lease losses	(2,428)	2,119	(435)	281	1	(90)	904	4,074	4,426
Ending Balance, September 30, 2019	$7,498	$15,875	$2,890	$6,440	$658	$4,083	$1,027	$12,582	$51,053
Nine Months Ended September 30, 2019
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	(532)	(119)	—	—	(109)	—	(3,493)	(4,794)
Recoveries	7	826	235	—	128	20	—	120	1,336
Provision for loan and lease losses	(3,430)	3,436	(546)	347	(94)	518	882	13,426	14,539
Ending Balance, September 30, 2019	$7,498	$15,875	$2,890	$6,440	$658	$4,083	$1,027	$12,582	$51,053

At September 30, 2020, the ACL was $155.6 million, an increase of $19.4 million from the January 1, 2020 balance of $136.2 million. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic including the change in macroeconomic forecasts, an increase in net charge-offs, mostly attributed to the commercial real estate non-owner occupied and installment portfolios, and portfolio growth mainly in the installment portfolio. Commercial real estate non-owner occupied charge-offs are attributable to two collateral dependent loans. Installment charge-offs are attributable to delinquencies and defaults of originated and purchased unsecured consumer installment loans through arrangements with fintech companies and other market place lenders.
PPP loans include an embedded credit enhancement guarantee from the SBA, which guarantees 100% of all principal and interest owed by the borrower. Therefore, Customers did not include an ACL for PPP loans as of September 30, 2020.
Troubled Debt Restructurings
At September 30, 2020 and December 31, 2019, there were $16.1 million and $13.3 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of September 30, 2020 and December 31, 2019, respectively.
The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At September 30, 2020, commercial and consumer deferments related to COVID-19 were $79.0 million and $25.0 million, respectively.

The following table presents loans modified in a TDR by type of concession for the three and nine months ended September 30, 2020 and 2019. There were no modifications that involved forgiveness of debt for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	—	$—	6	$385	2	$514
Interest-rate reductions	2	88	7	196	34	1,461	19	628
Other (1)	65	1,385	—	—	65	1,385	—	—
Total	67	$1,473	7	$196	105	$3,231	21	$1,142
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of September 30, 2020 and December 31, 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	September 30, 2020		September 30, 2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	5	$201	3	$76
Commercial real estate owner occupied	1	952	—	—
Residential real estate	1	95	1	82
Installment	8	$126	—	$—
Total loans	15	$1,374	4	$158
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the allowance for credit losses on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020. As of September 30, 2020, the amortized cost basis of PCD assets amounted to $14.4 million.

Credit Quality Indicators
The ACL represents management's estimate of expected losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of September 30, 2020 and December 31, 2019. PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA.

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$139,734	$23,396	$305,351	$626,402	$271,981	$485,023	$—	$—	$1,851,887
Special mention	—	—	—	22,430	10,424	26,836	—	—	59,690
Substandard	—	—	—	17,859	13,799	7,065	—	—	38,723
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$139,734	$23,396	$305,351	$666,691	$296,204	$518,924	$—	$—	$1,950,300
Commercial and industrial loans and leases:
Pass	$564,313	$418,961	$153,659	$118,548	$48,470	$81,179	$739,151	$—	$2,124,281
Special mention	13,200	1,193	222	14,739	112	15,348	1,315	—	46,129
Substandard	6,421	9,037	14,343	1,611	8,084	2,925	7,884	—	50,305
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$583,934	$429,191	$168,224	$134,898	$56,666	$99,452	$748,350	$—	$2,220,715
Commercial real estate owner occupied loans:
Pass	$46,303	$185,921	$88,291	$71,438	$48,202	$93,679	$741	$—	$534,575
Special mention	—	—	478	9,260	—	245	—	—	9,983
Substandard	—	—	—	347	2,243	10,447	—	—	13,037
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$46,303	$185,921	$88,769	$81,045	$50,445	$104,371	$741	$—	$557,595
Commercial real estate non-owner occupied:
Pass	$135,589	$113,247	$116,794	$225,952	$197,116	$346,107	$—	$—	$1,134,805
Special mention	—	—	—	—	—	10,559	—	—	10,559
Substandard	—	—	—	20,611	2,419	47,122	—	—	70,152
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$135,589	$113,247	$116,794	$246,563	$199,535	$403,788	$—	$—	$1,215,516
Construction:
Pass	$8,679	$98,231	$4,571	$—	$9,768	$—	$1,714	$—	$122,963
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$8,679	$98,231	$4,571	$—	$9,768	$—	$1,714	$—	$122,963
Total commercial loans and leases receivable	$914,239	$849,986	$683,709	$1,129,197	$612,618	$1,126,535	$750,805	$—	$6,067,089
Residential real estate loans:
Performing	$7,514	$15,252	$7,647	$12,246	$42,883	$78,365	$161,575	$—	$325,482
Non-performing	—	—	160	785	1,350	4,395	3,280	—	9,970
Total residential real estate loans	$7,514	$15,252	$7,807	$13,031	$44,233	$82,760	$164,855	$—	$335,452
Manufactured housing loans:
Performing	$—	$307	$632	$79	$42	$59,193	$—	$—	$60,253
Non-performing	—	—	—	—	—	4,385	—	—	4,385
Total manufactured housing loans	$—	$307	$632	$79	$42	$63,578	$—	$—	$64,638
Installment loans:
Performing	$318,780	$790,192	$115,024	$4,726	$513	$1,201	$—	$—	$1,230,436
Non-performing	305	2,326	485	41	2	118	—	—	3,277
Total installment loans	$319,085	$792,518	$115,509	$4,767	$515	$1,319	$—	$—	$1,233,713
Total consumer loans	$326,599	$808,077	$123,948	$17,877	$44,790	$147,657	$164,855	$—	$1,633,803
Loans and leases receivable	$1,240,838	$1,658,063	$807,657	$1,147,074	$657,408	$1,274,192	$915,660	$—	$7,700,892

	December 31, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total (3)
Pass/Satisfactory	$1,816,200	$1,841,074	$536,777	$1,129,838	$118,418	$—	$—	$—	$5,442,307
Special Mention	69,637	26,285	8,286	6,949	—	—	—	—	111,157
Substandard	23,437	22,621	6,944	86,742	—	—	—	—	139,744
Performing (1)	—	—	—	—	—	362,962	63,250	1,170,976	1,597,188
Non-performing (2)	—	—	—	—	—	12,052	7,148	7,307	26,507
Total	$1,909,274	$1,889,980	$552,007	$1,223,529	$118,418	$375,014	$70,398	$1,178,283	$7,316,903
(1)Includes residential real estate, manufactured housing, and installment loans not assigned internal ratings.
(2)Includes residential real estate, manufactured housing, and installment loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Purchases (1)
Residential real estate	$—	$—	$495	$105,858
Installment (2)	15,700	83,898	225,468	534,150
Total	$15,700	$83,898	$225,963	$640,008
Sales (3)
Commercial and industrial	$3,968	$—	$3,968	$—
Commercial real estate non-owner occupied	$17,600	$—	$17,600	$—
Installment	—	—	1,822	—
Total	$21,568	$—	$23,390	$—
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.1% and 96.3% of loans outstanding for the three months ended September 30, 2020 and 2019, respectively. The purchase price was 100.2% and 99.4% of loans outstanding for the nine months ended September 30, 2020 and 2019, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2020 and 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales in the three and nine months ended September 30, 2019.
During September 2020, Customers sold a collateral dependent loan secured by a Class A office building in northern New Jersey for $17.6 million equal to the loan's carrying value at the date of sale.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $8.9 billion and $4.6 billion at September 30, 2020 and December 31, 2019, respectively. The increase in loans pledged as collateral relates to $4.8 billion of PPP loans that were pledged to the FRB in accordance with borrowing from the PPPLF.

NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 2 month and 7 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842 or the commencement date of the lease, whichever was later, when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2020	December 31, 2019
ASSETS
Operating lease ROU assets	Other assets	$18,419	$20,232
LIABILITIES
Operating lease liabilities	Other liabilities	$19,813	$21,358
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2020	2019	2020	2019
Operating lease cost (1)	Occupancy expenses	$1,643	$1,470	$4,597	$4,400
(1) There were no variable lease costs for the three and nine months ended September 30, 2020 and 2019, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2020:

(amounts in thousands)	September 30, 2020
2020	$2,610
2021	5,134
2022	4,653
2023	3,759
2024	2,673
Thereafter	3,026
Total minimum payments	21,855
Less: interest	2,042
Present value of lease liabilities	$19,813
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has no legally binding minimum lease payments for leases signed but not yet commenced as of September 30, 2020. Cash paid pursuant to the operating lease liability was $1.4 million and $4.4 million for the three and nine months ended September 30, 2020, respectively. Cash paid pursuant to the operating lease liability was $1.4 million and $4.2 million for the three and nine months ended September 30, 2019, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at September 30, 2020 and December 31, 2019:

(amounts in thousands)	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.6 years	5.0 years

Weighted average discount rate
Operating leases	2.69%	2.90%

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
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. For the direct finance leases, only Customers' Split-TRAC leases have residual risk and the unguaranteed portions are typically nominal. Expected credit losses on direct financing leases and the related estimated residual values are included in the allowance for credit losses on loans and leases.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2020 and December 31, 2019:

(amounts in thousands)	Classification	September 30, 2020	December 31, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$105,712	$91,762
Guaranteed residual assets	Loans and leases receivable	6,723	7,435
Unguaranteed residual assets	Loans and leases receivable	5,822	1,260
Deferred initial direct costs	Loans and leases receivable	654	721
Unearned income	Loans and leases receivable	(11,709)	(11,300)
Net investment in direct financing leases		$107,202	$89,878

Operating leases
Investment in operating leases	Other assets	$119,271	$107,850
Accumulated depreciation	Other assets	(24,973)	(14,251)
Deferred initial direct costs	Other assets	1,070	1,052
Net investment in operating leases		95,368	94,651
Total lease assets		$202,570	$184,529

COVID-19 Impact on Leases

Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At September 30, 2020, the book value of finance and operating leases with payment deferments were $31.0 million and $16.0 million, respectively. The concessions did not have a material impact in interest income from leases for the three months and nine months ended September 30, 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 9 - BORROWINGS

Short-term debt
Short-term debt at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$850,000	1.24%	$500,000	2.15%
Federal funds purchased	680,000	0.14%	538,000	1.60%
Total short-term debt	$1,530,000		$1,038,000

The following is a summary of additional information relating to Customers' short-term debt:

	September 30, 2020	December 31, 2019
(dollars in thousands)
FHLB advances
Maximum outstanding at any month end	$910,000	$1,190,150
Average balance during the period	796,286	793,304
Weighted-average interest rate during the period	2.17%	2.66%
Federal funds purchased
Maximum outstanding at any month end	842,000	600,000
Average balance during the period	279,299	271,400
Weighted-average interest rate during the period	0.20%	2.28%

At September 30, 2020 and December 31, 2019, Customers Bank had aggregate availability under federal funds lines totaling $0.5 billion and $0.6 billion, respectively.

Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$—	—%	$350,000	2.36%
FRB PPP Liquidity Facility advances	4,811,009	0.35%	—	—%
Total long-term FHLB and FRB advances	$4,811,009		$350,000

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

The maximum borrowing capacity with the FHLB and FRB at September 30, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	September 30, 2020	December 31, 2019
Total maximum borrowing capacity with the FHLB	$2,851,496	$3,445,416
Total maximum borrowing capacity with the FRB (1)	214,766	136,842
Qualifying loans serving as collateral against FHLB and FRB advances (1)	4,092,732	4,496,983

(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At September 30, 2020, Customers had $4.8 billion of borrowings under the PPPLF, with a borrowing capacity of up to $5.0 billion, which is the face value of the qualifying loans Customers has originated under the PPP.

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at September 30, 2020 and December 31, 2019 were as follows:

		September 30, 2020	December 31, 2019
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,522	$24,432	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,413	99,198	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		123,935	123,630

Customers Bancorp	Subordinated (1)(2)	72,176	72,040	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,148	109,075	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,324	$181,115

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2020 and December 31, 2019, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$902,174	7.488%	$542,199	4.500%	N/A	N/A	$843,420	7.000%
Customers Bank	$1,217,159	10.120%	$541,217	4.500%	$781,757	6.500%	$841,892	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,119,645	9.293%	$722,932	6.000%	N/A	N/A	$1,024,153	8.500%
Customers Bank	$1,217,159	10.120%	$721,622	6.000%	$962,163	8.000%	$1,022,298	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,361,237	11.298%	$963,909	8.000%	N/A	N/A	$1,265,130	10.500%
Customers Bank	$1,397,059	11.616%	$962,163	8.000%	$1,202,704	10.000%	$1,262,839	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,119,645	8.534%	$524,799	4.000%	N/A	N/A	$524,799	4.000%
Customers Bank	$1,217,159	9.288%	$524,203	4.000%	$655,254	5.000%	$524,203	4.000%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%

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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2020 and December 31, 2019:
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

The estimated fair values of Customers' financial instruments at September 30, 2020 and December 31, 2019 were as follows.

			Fair Value Measurements at September 30, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$331,416	$331,416	$331,416	$—	$—
Debt securities, available for sale	1,131,365	1,131,365	—	1,131,365	—
Equity securities	2,466	2,466	2,466	—	—
Loans held for sale	26,689	26,689	—	6,998	19,691
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,423,029	17,070,867	—	3,913,593	13,157,274
FHLB, Federal Reserve Bank and other restricted stock	70,387	70,387	—	70,387	—
Derivatives	60,810	60,810	—	60,355	455
Liabilities:
Deposits	$10,839,077	$10,843,133	$9,866,651	$976,482	$—
FRB advances	4,811,009	4,811,009	—	4,811,009	—
Federal funds purchased	680,000	680,000	680,000	—	—
FHLB advances	850,000	854,104	—	854,104	—
Other borrowings	123,935	102,594	—	102,594	—
Subordinated debt	181,324	178,958	—	178,958	—
Derivatives	110,649	110,649	—	110,649	—

			Fair Value Measurements at December 31, 2019
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$212,505	$212,505	$212,505	$—	$—
Debt securities, available for sale	577,198	577,198	—	577,198	—
Interest-only GNMA securities	16,272	16,272	—	—	16,272
Equity securities	2,406	2,406	2,406	—	—
Loans held for sale	486,328	486,328	—	2,130	484,198
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	9,853,037	—	2,245,758	7,607,279
FHLB, Federal Reserve Bank and other restricted stock	84,214	84,214	—	84,214	—
Derivatives	23,608	23,608	—	23,529	79
Liabilities:
Deposits	$8,648,936	$8,652,340	$6,980,402	$1,671,938	$—
Federal funds purchased	538,000	538,000	538,000	—	—
FHLB advances	850,000	852,162	—	852,162	—
Other borrowings	123,630	127,603	—	127,603	—
Subordinated debt	181,115	192,217	—	192,217	—
Derivatives	45,939	45,939	—	45,939	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$375,381	$—	$375,381
U.S. government agencies securities	—	40,008	—	40,008
Agency-guaranteed residential mortgage-backed securities	—	$61,079	—	$61,079
Agency guaranteed collateralized mortgage obligations	—	153,779	—	153,779
State and political subdivision debt securities	—	18,259	—	18,259
Private label collateralized mortgage obligations	—	118,987	—	118,987
Corporate notes	—	363,872	—	363,872
Equity securities	2,466	—	—	2,466
Derivatives	—	60,355	455	60,810
Loans held for sale – fair value option	—	6,998	—	6,998
Loans receivable, mortgage warehouse – fair value option	—	3,913,593	—	3,913,593
Total assets – recurring fair value measurements	$2,466	$5,112,311	$455	$5,115,232
Liabilities
Derivatives	$—	$110,649	$—	$110,649
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$—	$18,366	$18,366
Collateral-dependent loans	—	—	22,539	22,539
Total assets – nonrecurring fair value measurements	$—	$—	$40,905	$40,905

	December 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Agency-guaranteed residential mortgage–backed securities	$—	$278,321	$—	$278,321
Corporate notes	—	298,877	—	298,877
Interest-only GNMA securities	—	—	16,272	16,272
Equity securities	2,406	—	—	2,406
Derivatives	—	23,529	79	23,608
Loans held for sale – fair value option	—	2,130	—	2,130
Loans receivable, mortgage warehouse – fair value option	—	2,245,758	—	2,245,758
Total assets – recurring fair value measurements	$2,406	$2,848,615	$16,351	$2,867,372
Liabilities
Derivatives	$—	$45,939	$—	$45,939
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $852	$—	$—	$14,272	$14,272
Other real estate owned	—	—	78	78
Total assets – nonrecurring fair value measurements	$—	$—	$14,350	$14,350

The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 12 - DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
(amounts in thousands)	2020	2019
Balance at June 30	$52	$145
Issuances	455	150
Settlements	(52)	(145)
Balance at September 30	$455	$150

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
(amounts in thousands)	2020	2019

Balance at December 31	$79	$69
Issuances	722	372
Settlements	(346)	(291)
Balance at September 30	$455	$150

There were no transfers between levels during the three and nine months ended September 30, 2020 and 2019.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2020 and December 31, 2019 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
(amounts in thousands)
Collateral-dependent loans – real estate	$21,572	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial & industrial	967	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	7% - 8% (8%) 60% - 60% (60%)
Residential mortgage loan commitments	455	Adjusted market bid	Pull-through rate	81% - 81% (81%)
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $15.9 million of losses from accumulated other comprehensive income (loss) to interest expense during the next 12 months.

Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances and federal funds purchased) and a variable-rate deposit relationship over a maximum period of 67 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At September 30, 2020, Customers had five outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest-rate risk. At December 31, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest rate-risk. The outstanding cash flow hedges at September 30, 2020 expire between June 2021 and May 2026.
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At September 30, 2020, Customers had 154 interest rate swaps with an aggregate notional amount of $1.4 billion and six interest rate caps with an aggregated notional amount of $122.1 million related to this program. At December 31, 2019, Customers had 140 interest rate swaps with an aggregate notional amount of $1.4 billion and four interest rate caps with an aggregate notional amount of $78.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2020 and December 31, 2019, Customers had an outstanding notional balance of residential mortgage loan commitments of $19.4 million and $4.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At September 30, 2020 and December 31, 2019, Customers had outstanding notional balances of credit derivatives of $172.9 million and $167.1 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$46,785
Total		$—		$46,785
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$59,962	Other liabilities	$63,340
Interest rate caps	Other assets	9	Other liabilities	9
Credit contracts	Other assets	384	Other liabilities	515
Residential mortgage loan commitments	Other assets	455	Other liabilities	—
Total		$60,810		$63,864

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$21,374
Total		$—		$21,374
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,301	Other liabilities	$24,797
Interest rate caps	Other assets	9	Other liabilities	9
Credit contracts	Other assets	219	Other liabilities	(241)
Residential mortgage loan commitments	Other assets	79	Other liabilities	—
Total		$23,608		$24,565
Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives not designated as hedges for the three and nine months ended September 30, 2020 and 2019.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Income Statement Location	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$387	$(35)	$(6,191)	$63
Interest rate caps	Other non-interest income	—	—	—	—
Credit contracts	Other non-interest income	162	85	1,436	228
Residential mortgage loan commitments	Mortgage banking income	403	5	376	82
Total		$952	$55	$(4,379)	$373
Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2020 and 2019.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(amounts in thousands)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$429	$(3,821)	Interest expense	$(4,400)	$(764)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(24,602)	$(19,391)	Interest expense	$(8,596)	$(355)
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2020, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $114.5 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $110.0 million of cash as collateral at September 30, 2020. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
September 30, 2020
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$110,039	$—	$(110,039)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2019
Interest rate derivative assets with institutional counterparties	$432	$—	$—	$432

Interest rate derivative liabilities with institutional counterparties	$45,727	$—	$(45,727)	$—

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
The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. BankMobile is a full-service fintech banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues are currently being generated primarily through interest income on consumer installment loans, interchange and card revenue, deposit and wire transfer fees and university fees. The majority of expenses for BankMobile are related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition and costs associated with the development of white label products for its partners.

The following tables present the operating results for Customers' reportable business segments for the three and nine months ended September 30, 2020 and 2019. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 20.61% for 2020 and 23.15% for 2019, respectively.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$126,648	$13,002	$139,650	$113,995	$12,723	$126,718
Interest expense	31,718	493	32,211	50,734	249	50,983
Net interest income	94,930	12,509	107,439	63,261	12,474	75,735
Provision for credit losses on loans and leases	8,699	4,256	12,955	2,475	1,951	4,426
Non-interest income	21,603	12,190	33,793	11,757	11,612	23,369
Non-interest expense	48,926	16,635	65,561	38,347	21,245	59,592
Income (loss) before income tax expense (benefit)	58,908	3,808	62,716	34,196	890	35,086
Income tax expense (benefit)	11,374	827	12,201	7,814	206	8,020
Net income (loss)	47,534	2,981	50,515	26,382	684	27,066
Preferred stock dividends	3,430	—	3,430	3,615	—	3,615
Net income (loss) available to common shareholders	$44,104	$2,981	$47,085	$22,767	$684	$23,451

(1) Amounts reported include funds transfer pricing of $2.2 million and $0.3 million, for the three months ended September 30, 2020 and 2019, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$351,819	$38,393	$390,212	$309,882	$29,863	$339,745
Interest expense	108,251	1,219	109,470	139,402	625	140,027
Net interest income	243,568	37,174	280,742	170,480	29,238	199,718
Provision for credit losses on loans and leases	55,620	10,068	65,688	3,245	11,294	14,539
Non-interest income	44,422	33,537	77,959	20,304	34,821	55,125
Non-interest expense	137,055	58,470	195,525	111,840	61,320	173,160
Income (loss) before income tax expense (benefit)	95,315	2,173	97,488	75,699	(8,555)	67,144
Income tax expense (benefit)	20,708	448	21,156	17,324	(1,981)	15,343
Net income (loss)	74,607	1,725	76,332	58,375	(6,574)	51,801
Preferred stock dividends	10,626	—	10,626	10,844	—	10,844
Net income (loss) available to common shareholders	$63,981	$1,725	$65,706	$47,531	$(6,574)	$40,957

As of September 30, 2020 and 2019
Goodwill and other intangibles	$3,629	$10,808	$14,437	$3,629	$11,892	$15,521
Total assets (2)	$18,203,784	$574,943	$18,778,727	$11,131,914	$591,876	$11,723,790
Total deposits	$9,895,328	$943,749	$10,839,077	$8,260,080	$665,605	$8,925,685
Total non-deposit liabilities (2)	$6,853,184	$34,975	$6,888,159	$1,747,846	$31,109	$1,778,955
(1) Amounts reported include funds transfer pricing of $5.3 million and $8.1 million, for the nine months ended September 30, 2020 and 2019, respectively, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no cost deposits.
(2) Amounts reported exclude inter-segment receivables/payables.

NOTE 14 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers in scope of ASC 606 is recognized within non-interest income.
The following table presents Customers' non-interest revenues affected by ASC 606 by business segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue (1)	$(3,148)	$7,229	$4,081	$181	$6,688	$6,869
Deposit fees	651	2,788	3,439	457	3,185	3,642
University fees - card and disbursement fees	—	310	310	—	262	262
Total revenue recognized at point in time	(2,497)	10,327	7,830	638	10,135	10,773
Revenue recognized over time:
University fees - subscription revenue	—	1,039	1,039	—	1,006	1,006
Total revenue recognized over time	—	1,039	1,039	—	1,006	1,006
Total revenue from contracts with customers	$(2,497)	$11,366	$8,869	$638	$11,141	$11,779

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue (1)	$(2,685)	$20,053	$17,368	$580	$21,855	$22,435
Deposit fees	1,704	8,517	10,221	1,190	8,009	9,199
University fees - card and disbursement fees	—	990	990	—	783	783
Total revenue recognized at point in time	(981)	29,560	28,579	1,770	30,647	32,417
Revenue recognized over time:
University fees - subscription revenue	—	3,038	3,038	—	2,953	2,953
Total revenue recognized over time	—	3,038	3,038	—	2,953	2,953
Total revenue from contracts with customers	$(981)	$32,598	$31,617	$1,770	$33,600	$35,370

(1) Beginning on July 1, 2020, Customers Bank became subject to the Federal Reserve's regulation limits on interchange fees for banks over $10 billion in assets. Customers Bank Business Banking has agreed to pay BankMobile the difference between the regulated and unregulated interchange rates. For the three and nine months ended September 30, 2020, BankMobile received $3.2 million for the difference between the regulated and unregulated interchange rates.

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
Lifestyle Healthcare Group, Inc. Matter

On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Trading as Lifestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs (“Lifestyle Parties”) v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145. On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff’s claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank filed Preliminary Objections to the Second Amended Complaint seeking dismissal of Plaintiff's claim against Customers Bank and Robert White, named as co-defendants. The Court dismissed certain counts and determined to allow certain other counts to proceed. On September 17, 2020, a Stipulation of Dismissal with Prejudice was filed with the Court as a result of the voluntary resolution of the matter by and between Plaintiffs and defendants, Customers Bank, Robert White and Michael Fuoco only.

United States Department of Education Matter
In third quarter 2018, Customers received a Final Program Review Determination ("FPRD") letter dated September 5, 2018 from the ED regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The ED program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the ED’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals.  The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagreed with the FPRD and appealed the asserted financial liabilities of $6.5 million, and a request for review has been submitted to trigger an administrative process before the ED’s Office of Hearing and Appeals.
On March 26, 2020, the ED and Customers filed a Joint Motion to Dismiss with Prejudice (the "Joint Motion") with the United States Department of Education. The Joint Motion states that the ED and Customers reached an agreement that resolves the liabilities at issue in the appeal. The Joint Motion was granted on April 27, 2020. As part of the settlement, the liabilities assessed in the FPRD were reduced to $3.0 million (the "settlement amount"). Customers had previously recorded a liability in the amount of $1.0 million during third quarter 2019 and increased its liability by an additional $1.0 million in first quarter 2020. The remaining $1.0 million is expected to be funded from funds in an escrow account set-up at the time of Customers' acquisition of the Disbursement business from Higher One in 2016.

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

NOTE 16 — BANKMOBILE TECHNOLOGIES, INC. MERGER

On August 6, 2020, Customers Bank, BMT, a subsidiary of Customers Bank, and MFAC, a special purpose acquisition company, entered into a definitive merger agreement. BMT is the technology arm of Customers' BankMobile reporting segment. Upon closing of the transaction, the combined company will operate as BM Technologies and expects to be listed on the New York Stock Exchange. All BMT serviced deposits and loans will remain at the Bank immediately after the closing of the transaction. Upon the closing of the transaction, BM Technologies will be a financial technology company bringing banks and business partners together through its digital banking platform.

Merger Consideration

The aggregate consideration to be paid in connection with the merger will be an amount (the “Merger Consideration”) equal to: (i) $140.0 million minus (ii) $9.3 million (representing a sponsor equity adjustment), plus (or minus, if negative) (iii) BMT’s net working capital less a target net working capital of $10.0 million, minus (iv) the aggregate amount of any outstanding indebtedness of BMT at closing, and minus (v) the amount of any unpaid transaction expenses of BMT, MFAC’s transaction expenses and other liabilities of MFAC due and owing at the closing of the transaction.

The Merger Consideration will consist of cash and stock. The cash portion of the Merger Consideration (“Cash Consideration”) will be equal to (i) the amount of any proceeds of the PIPE Investment; plus (ii) an amount equal to one-half (1/2) of the difference between the (A) cash and cash equivalents of MFAC, including any funds in the trust account after giving effect to the completion of the redemption of shares of MFAC’s public stockholders (“Redemption”), less (B) a cash reserve to be used for the benefit of BM Technologies in the Merger, in the amount of $10.0 million (such difference between clause (A) and (B) which resulting amount if otherwise negative shall be equal to zero, being which resulting amount if otherwise negative shall be equal to zero, being the “Remaining Trust Account Amount”); minus (iii) MFAC’s transaction expenses and other liabilities of MFAC due and owing at the Business Combination Closing; plus (iv) the cash and cash equivalents of BMT; minus (v) BMT’s unpaid transaction expenses; minus (vi) a cash reserve in the amount of $5.0 million. The stock portion of the Merger Consideration consists of a number of shares of MFAC’s Class A common stock with an aggregate value (the “Merger Consideration Share Amount”) equal to (a) the Merger Consideration, minus (b) the Cash Consideration, with Customers Bancorp's stockholders receiving a number of shares of MFAC Class A common stock equal to the Merger Consideration Share Amount, divided by $10.38 (the “Per Share Price”).

The Merger Consideration is subject to adjustment after the closing date based on confirmed amounts of the net working capital of BMT, the outstanding indebtedness of BMT and any unpaid transaction expenses of BMT, as of the closing date. The adjustment amount shall be the Merger Consideration as finally determined minus the estimated Merger Consideration that was issued at the closing date of the transaction. If the adjustment is a negative adjustment in favor of MFAC, the Bank will pay MFAC the absolute value of the adjustment amount in cash. If the adjustment is a positive adjustment in favor of BMT, MFAC will issue to the Bank an additional number of shares of Class A Common Stock of MFAC with a value equal to the adjustment amount (with each share valued at the per share price). The Merger Consideration is also subject to reduction for the indemnification obligations of the Bank.

Certain Relationships

Mr. Jay Sidhu, who currently serves as Chief Executive Officer and Chairman of the Board of Customers Bancorp and Executive Chairman of the Bank, also serves as a director of MFAC, is one of the managing members of MFAC’s sponsor and is a MFAC stockholder and also served as Executive Chairman of MFAC through August 7, 2020. Mr. Bhanu Choudhrie, who currently serves as a member of the board of directors of Customers Bancorp and the Bank also serves as a director of MFAC, is one of the managing members of MFAC’s sponsor and is a MFAC stockholder. Mr. Samvir Sidhu, the son of Jay Sidhu, currently serves as the Bank’s Vice Chairman and Chief Operating Officer and as Customers Bancorp’s Head of Corporate Development, previously served as the Chief Executive Officer of MFAC, currently serves as a director of MFAC and is a MFAC stockholder. Ms. Luvleen Sidhu, the daughter of Jay Sidhu, currently serves as the Chief Executive Officer and as a director of BMT and is expected to continue to serve in those roles with BM Technologies. Certain of these individuals also expect to participate in the private placement by MFAC of shares of its Class A common stock to be completed in connection with the closing.

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

Amendment to the Merger Agreement

On November 2, 2020, the Bank, BMT and MFAC amended the merger agreement to provide, among other things, that the stock portion of the Merger Consideration will be distributed to Customers Bancorp's stockholders at the closing of the transaction and that there will be restrictions on the sale of these shares for twelve months after the closing of the merger, provided that these restrictions will end prior to such time upon the earlier of (1) the date after the closing date on which MFAC consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third-party that results in all of MFAC’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (2) the date on which the closing sale price of MFAC’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the closing date.

The merger is expected to close in the fourth quarter 2020, pending MFAC stockholders' approval, regulatory approval and the satisfaction or waiver of additional conditions to closing. As of September 30, 2020, BMT had an outstanding borrowing with the Bank totalling $40 million. All or a portion of this borrowing is expected to remain outstanding after the merger transaction. As of September 30, 2020, Customers has determined that the planned divestiture of BMT through this merger transaction did not qualify for reporting as a discontinued operation. BMT, as a component of the BankMobile segment, did not meet the criteria to be classified as held for sale as the merger transaction is subject to MFAC shareholders' approval, regulatory approval, and other required conditions to closing as discussed above. Accordingly, Customers continues to report the operating results of BMT within the BankMobile segment. See NOTE 13 - BUSINESS SEGMENTS.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the adverse impact on the U.S. economy, including the markets in which we operate, of the coronavirus outbreak, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; the effects of changes in accounting standards or policies, including ASU 2016-13, Financial Instruments—CECL and matters relating to the announced merger of BMT, including the possibility of events, changes or other circumstances occurring or existing that could result in the planned merger of BMT not being completed, the possibility that the planned merger of BMT may be more expensive to complete than anticipated, the risks associated with Customers' significant ownership of BM Technologies, Inc. common stock and BM Technologies, Inc.'s ability to service its debt following completion of the merger, the possibility that the expected benefits to Customers and our shareholders of the planned merger may not be achieved, the possibility of Customers incurring liabilities relating to the disposition of BMT, the costs of providing certain ongoing services to BM Technologies, Inc. following completion of the merger, including the time commitment of Customers' management and other personnel in providing such services, or the possible effects on Customers' results of operations if the planned merger of BMT is not completed in a timely fashion or at all. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2019, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein.  This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2020.  All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2019 Form 10-K.
Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans, leases and investments. Customers' primary source of funds for making these loans, leases and investments are its deposits and borrowings, on which it pays interest. Consequently, one of the key measures of Customers' success is the amount of its net interest income, or the difference between the interest income on its interest-earning assets and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the difference between the interest income generated by interest earning assets and the interest expense on interest-bearing liabilities, relative to the amount of average interest earning assets, which is referred to as net interest margin.
BankMobile, a division of Customers Bank, derives a majority of its revenue from interest income on consumer installment loans, interchange and card revenue and deposit fees. On August 6, 2020, BMT, a subsidiary of Customers Bank, and MFAC, a special purpose acquisition company, entered into a definitive merger agreement. BMT is the technology arm of Customers' BankMobile reporting segment. Upon closing of the transaction, the combined company will operate as BM Technologies and expects to be listed on the New York Stock Exchange. All BMT serviced deposits and loans will remain at the Bank immediately after the closing of the transaction. Upon the closing of the transaction, BM Technologies will be a financial technology company bringing banks and business partners together through its digital banking platform. Customers has included a detailed discussion of the definitive merger agreement in NOTE 16 - BANKMOBILE TECHNOLOGIES, INC. MERGER to Customers' unaudited quarterly financial statements.

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

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses during the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in the coming months. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers has modified its business practices, including restricting team member travel, directing team members to work from home insofar as is possible and implementing its business continuity plans and protocols to the extent necessary. Customers also has made donations that have resulted in more than $1 million, either directly or indirectly, to communities in its footprint for urgent basic needs and has been re-targeting existing sponsorship and grants to non-profit organizations to support COVID-19 related activities.

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. As of September 30, 2020, Customers has helped thousands of small businesses by originating about $5.0 billion in PPP loans directly or through fintech partnerships.

In response to the COVID-19 pandemic, Customers has also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of September 30, 2020, total commercial deferments declined to $79 million, or 0.7% of total loans and leases, excluding PPP loans, from a peak of $1.2 billion and total consumer deferments declined to $25 million, or 0.2% of total loans and leases, excluding PPP loans, from a peak of $108 million. As of September 30, 2020, Customers had $198.5 million of pending commercial loan deferment requests.

The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0.00% to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. Additionally, on September 16, 2020, the FRB pledged to keep interest rates near zero until 2023 to support the economy through the COVID-19 recession. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB has also established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with

COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. While Customers has not participated in all of these facilities or programs to date, it may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers at various times in the future. As of September 30, 2020, Customers borrowed $4.8 billion from the PPPLF to fund $5.0 billion of PPP loans outstanding as of September 30, 2020.

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
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers' audited financial statements included in its 2019 Form 10-K and updated in this Form 10-Q for the quarterly period ended September 30, 2020 in “NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION."
Certain accounting policies may involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets. Customers considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers' assets.
The critical accounting policy that is both important to the portrayal of Customers' financial condition and results of operations and requires complex, subjective judgments is the ACL. This critical accounting policy and material estimate, along with the related disclosures, are reviewed by Customers' Audit Committee of the Board of Directors.
Allowance for Credit Losses
Customers' ACL at September 30, 2020 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.

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

The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modeled credit loss estimates, nature and volume of loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios to arrive at a composite scenario supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management's best estimate of expected credit losses.

The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the Chief Financial Officer, Chief Accounting Officer, Chief Risk Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers' risk management team. The ACL policy, significant judgements and the related disclosures are reviewed by Customers' Audit Committee of the Board of Directors.

The significant increase in our estimated ACL as of September 30, 2020 as compared to our January 1, 2020 estimate was primarily attributable to the significant economic impact of COVID-19, along with loan growth in Customers' commercial and consumer loan portfolios. The total reserve build for the ACL for the nine months ended September 30, 2020 was $19.2 million, with a reduction of reserve for the ACL of $4.9 million for the three months ended September 30, 2020, for an ending balance of $158.9 million ($155.6 million for loans and leases and $3.3 million for unfunded lending-related commitments) as of September 30, 2020.

To determine the ACL as of September 30, 2020, Customers utilized the Moody's September 2020 Baseline forecast to generate its modelled expected losses to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast assumed improvement in forecasts of macroeconomic conditions compared to the second quarter forecast of macroeconomic conditions used by Customers; the Federal Reserve maintaining a target range for the fed funds rate at 0.00% to 0.25% into 2023; the FRB's emergency lending facilities remaining operational through the end of 2020, with the tapering of quantitative easing not beginning until 2021; and an additional $1.5 trillion of stimulus from the federal government, which is now anticipated before the end of 2020. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

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

Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Net interest income	$107,439	$75,735	$31,704	41.9%	$280,742	$199,718	$81,024	40.6%
Provision for credit losses	12,955	4,426	8,529	192.7%	65,688	14,539	51,149	351.8%
Total non-interest income	33,793	23,369	10,424	44.6%	77,959	55,125	22,834	41.4%
Total non-interest expense	65,561	59,592	5,969	10.0%	195,525	173,160	22,365	12.9%
Income before income tax expense	62,716	35,086	27,630	78.7%	97,488	67,144	30,344	45.2%
Income tax expense	12,201	8,020	4,181	52.1%	21,156	15,343	5,813	37.9%
Net income	50,515	27,066	23,449	86.6%	76,332	51,801	24,531	47.4%
Preferred stock dividends	3,430	3,615	(185)	(5.1)%	10,626	10,844	(218)	(2.0)%
Net income available to common shareholders	$47,085	$23,451	$23,634	100.8%	$65,706	$40,957	$24,749	60.4%

Customers reported net income available to common shareholders of $47.1 million and $65.7 million for the three and nine months ended September 30, 2020, respectively, compared to net income available to common shareholders of $23.5 million and $41.0 million for the three and nine months ended September 30, 2019, respectively. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were as follows:
Net interest income
Net interest income increased $31.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as average interest-earning assets increased by $6.5 billion, partially offset by a 33 basis point decline in NIM to 2.50% for the three months ended September 30, 2020 from 2.83% for the three months ended September 30, 2019. The decline in NIM resulted from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 147 basis point decline in the yield on interest-earning assets and a 144 basis point decline in the cost of interest-bearing liabilities for the three months ended September 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.0 billion ($4.9 billion average balance) of PPP loans yielding 1.97% and related PPPLF borrowings of $4.8 billion ($4.5 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 0.78% and 2.00% for the three months ended September 30, 2020 and 2019, respectively.
Net interest income increased $81.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as average interest-earning assets increased by $4.1 billion, partially offset by a one basis point decline in NIM to 2.68% for the nine months ended September 30, 2020 from 2.69% for the nine months ended September 30, 2019. The decline in NIM resulted from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 86 basis point decline in the yield on interest-earning assets and a 109 basis point decline in the cost of interest-bearing liabilities for the nine months ended September 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $5.0 billion ($2.6 billion average balance) in PPP loans yielding 1.88% and related PPPLF borrowings of $4.8 billion ($1.8 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 1.08% and 2.00% for the nine months ended September 30, 2020 and 2019, respectively.

Provision for credit losses

The $8.5 million increase in the provision for credit losses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, reflects Customers' adoption of CECL and the impact of COVID-19. Upon adoption of the CECL standard on January 1, 2020, the allowance for credit losses for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The allowance for credit losses on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The allowance for credit losses on loans and leases held for investment, represented 2.02% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Asset Quality), at September 30, 2020, compared to 0.70% at September 30, 2019. Net charge-offs for the three months ended September 30, 2020 were $17.3 million, or 45 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $1.8 million, or seven basis points on an annualized basis, for the three months ended September 30, 2019. The increase in net charge-offs for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to a partial charge-off of $9.6 million for one commercial real estate collateral dependent loan during the three months ended September 30, 2020 and an increase in charge-offs of installment loans, coinciding with the growth of the portfolio year-over-year.

The $51.1 million increase in the provision for credit losses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, reflects Customers' adoption of CECL and the impact of COVID-19. Net charge-offs for the nine months ended September 30, 2020 were $46.3 million, or 49 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $3.5 million, or five basis points on an annualized basis, for the nine months ended September 30, 2019. The increase in net charge-offs for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to partial charge-offs of $25.2 million for two commercial real estate collateral dependent loans during the nine months ended September 30, 2020 and an increase in charge-offs of installment loans, coinciding with the growth of the portfolio year-over-year.

Non-interest income
The $10.4 million increase in non-interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from increases of $10.7 million in gain on sale of investment securities, $1.4 million in commercial lease income, $1.2 million in mortgage warehouse transactional fees, and $0.7 million in mortgage banking income. These increases were offset in part by decreases of $2.8 million in interchange and card revenue and $1.1 million in unrealized gain on investment securities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
The $22.8 million increase in non-interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from increases of $19.0 million in gain on sale of investment securities, $5.1 million in commercial lease income, $2.7 million in mortgage warehouse transactional fees, and $1.0 million in deposit fees, along with a $7.5 million reduction in loss upon acquisition of interest-only GNMA securities. These increases were offset in part by decreases of $7.2 million in other non-interest income and $5.1 million in interchange and card revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Non-interest expense
The $6.0 million increase in non-interest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from increases of $5.5 million in salaries and employee benefits, $4.6 million in FDIC assessments, non-income taxes and regulatory fees, $4.5 million in technology, communication and bank operations, $1.2 million in commercial lease depreciation, $1.0 million in merger and acquisition related expenses, and $0.4 million in loan workout. These increases were offset in part by decreases of $6.1 million in other non-interest expense, $2.8 million in provision for operating losses, $1.1 million in professional services, and $1.0 million in advertising and promotion for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
The $22.4 million increase in non-interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from increases of $12.3 million in salaries and employee benefits, $6.5 million in technology, communication and bank operations, $5.7 million in FDIC assessments, non-income taxes and regulatory fees, $4.1 million in commercial lease depreciation, $1.6 million in loan workout, and $1.1 million in merger and acquisition related expenses. These increases were offset in part by decreases of $5.1 million in provision for operating losses and $3.7 million in other non-interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Income tax expense
Customers' effective tax rate was 19.45% for the three months ended September 30, 2020 compared to 22.86% for the three months ended September 30, 2019. The decrease in the effective tax rate primarily resulted from an increase in the estimated annual benefit of investment tax credits for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Customers' effective tax rate was 21.70% for the nine months ended September 30, 2020 compared to 22.85% for the nine months ended September 30, 2019. The decrease in the effective tax rate primarily resulted from an increase in the estimated annual benefit of investment tax credits for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Preferred stock dividends
Preferred stock dividends were $3.4 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended September 30, 2020 and 2019. On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.300%, or 5.60%, compared to a fixed rate of 7.00%.
Preferred stock dividends were $10.6 million and $10.8 million for the nine months ended September 30, 2020 and 2019, respectively. There were no changes to the amount of preferred stock outstanding during the nine months ended September 30, 2020 and 2019. On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.300%, or 5.60%, compared to a fixed rate of 7.00%.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following tables summarize Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2020 and 2019. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2020			2019			2020 vs. 2019
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$686,928	$199	0.12%	$100,343	$826	3.26%	$(1,449)	$822	$(627)
Investment securities (1)	950,723	6,297	2.65%	652,142	5,867	3.60%	(1,818)	2,248	430
Loans and leases:
Commercial loans to mortgage companies	2,847,169	20,750	2.90%	2,103,612	24,260	4.58%	(10,506)	6,996	(3,510)
Multi-family loans	1,989,074	18,615	3.72%	2,929,650	28,871	3.91%	(1,348)	(8,908)	(10,256)
Commercial and industrial loans and leases (2)	2,599,806	24,958	3.82%	2,159,067	28,522	5.24%	(8,655)	5,091	(3,564)
PPP loans	4,909,197	24,337	1.97%	—	—	—%	—	24,337	24,337
Non-owner occupied commercial real estate loans	1,388,306	12,901	3.70%	1,294,246	14,902	4.57%	(3,023)	1,022	(2,001)
Residential mortgages	414,781	4,139	3.97%	729,603	7,565	4.11%	(251)	(3,175)	(3,426)
Installment loans	1,255,505	26,407	8.37%	600,256	14,324	9.47%	(1,838)	13,921	12,083
Total loans and leases (3)	15,403,838	132,107	3.41%	9,816,434	118,444	4.79%	(40,625)	54,288	13,663
Other interest-earning assets	79,656	1,047	5.23%	98,279	1,581	6.39%	(262)	(272)	(534)
Total interest-earning assets	17,121,145	139,650	3.25%	10,667,198	126,718	4.72%	(47,648)	60,580	12,932
Non-interest-earning assets	744,429			591,946
Total assets	$17,865,574			$11,259,144
Liabilities
Interest checking accounts	$2,370,709	4,640	0.78%	$1,014,590	4,687	1.83%	(3,761)	3,714	(47)
Money market deposit accounts	3,786,032	6,156	0.65%	3,100,975	17,344	2.22%	(14,351)	3,163	(11,188)
Other savings accounts	1,125,273	2,997	1.06%	561,790	3,108	2.19%	(2,145)	2,034	(111)
Certificates of deposit	1,344,134	4,554	1.35%	2,227,817	13,128	2.34%	(4,425)	(4,149)	(8,574)
Total interest-bearing deposits (4)	8,626,148	18,347	0.85%	6,905,172	38,267	2.20%	(27,703)	7,783	(19,920)
FRB PPP liquidity facility	4,479,036	3,951	0.35%	—	—	—%	—	3,951	3,951
Borrowings	1,236,127	9,913	3.19%	1,770,459	12,716	2.86%	1,358	(4,161)	(2,803)
Total interest-bearing liabilities	14,341,311	32,211	0.89%	8,675,631	50,983	2.33%	(41,395)	22,623	(18,772)
Non-interest-bearing deposits (4)	2,194,689			1,431,810
Total deposits and borrowings	16,536,000		0.78%	10,107,441		2.00%
Other non-interest-bearing liabilities	299,526			146,347
Total liabilities	16,835,526			10,253,788
Shareholders' equity	1,030,048			1,005,356
Total liabilities and shareholders' equity	$17,865,574			$11,259,144
Net interest income		107,439			75,735		$(6,253)	$37,957	$31,704
Tax-equivalent adjustment (5)		225			184
Net interest earnings		$107,664			$75,919
Interest spread			2.47%			2.71%
Net interest margin			2.50%			2.82%
Net interest margin tax equivalent (5)			2.50%			2.83%
Net interest margin tax equivalent, excluding PPP loans (6)			2.86%			2.83%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.67% and 1.82% for the three months ended September 30, 2020 and 2019, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended September 30, 2020 and 2019, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended September 30, 2020 and 2019, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $31.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as average interest-earning assets increased by $6.5 billion, primarily related to PPP loan originations, increases in installment loans, commercial loans to mortgage companies, commercial and industrial loans, investment securities, and interest-earning deposits, partially offset by a 33 basis point decline in NIM to 2.50% for the three months ended September 30, 2020 from 2.83% for the three months ended September 30, 2019 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 147 basis point decline in the yield on interest-earning assets and a 144 basis point decline in the cost of interest-bearing liabilities for the three months ended September 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.0 billion ($4.9 billion average balance) of PPP loans yielding 1.97% and related PPPLF borrowings of $4.8 billion ($4.5 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 0.78% and 2.00% for the three months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020 vs. 2019
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$614,863	$3,173	0.69%	$88,146	$1,945	2.95%	$(2,504)	$3,732	$1,228
Investment securities (1)	741,566	17,429	3.13%	676,859	18,589	3.66%	(2,835)	1,675	(1,160)
Loans and leases:
Commercial loans to mortgage companies	2,383,331	56,004	3.14%	1,678,461	59,691	4.75%	(24,036)	20,349	(3,687)
Multi-family loans	2,070,564	60,327	3.89%	3,092,473	88,877	3.84%	1,145	(29,695)	(28,550)
Commercial and industrial loans and leases (2)	2,507,231	78,471	4.18%	2,041,379	79,265	5.19%	(17,027)	16,233	(794)
PPP loans	2,563,299	36,043	1.88%	—	—	—%	—	36,043	36,043
Non-owner occupied commercial real estate loans	1,372,090	40,517	3.94%	1,215,469	41,127	4.52%	(5,593)	4,983	(610)
Residential mortgages	430,058	12,310	3.82%	716,294	22,423	4.19%	(1,830)	(8,283)	(10,113)
Installment loans	1,267,806	82,962	8.74%	337,126	23,743	9.42%	(1,836)	61,055	59,219
Total loans and leases (3)	12,594,379	366,634	3.89%	9,081,202	315,126	4.64%	(56,747)	108,255	51,508
Other interest-earning assets	86,454	2,976	4.60%	91,135	4,085	5.99%	(908)	(201)	(1,109)
Total interest-earning assets	14,037,262	390,212	3.71%	9,937,342	339,745	4.57%	(72,068)	122,535	50,467
Non-interest-earning assets	679,128			531,656
Total assets	$14,716,390			$10,468,998
Liabilities
Interest checking accounts	$2,050,184	13,861	0.90%	$889,336	12,580	1.89%	(9,040)	10,321	1,281
Money market deposit accounts	3,486,445	28,818	1.10%	3,138,112	52,523	2.24%	(29,051)	5,346	(23,705)
Other savings accounts	1,147,994	14,480	1.68%	476,331	7,616	2.14%	(1,938)	8,802	6,864
Certificates of deposit	1,533,628	18,780	1.64%	1,920,063	32,753	2.28%	(8,138)	(5,835)	(13,973)
Total interest-bearing deposits (4)	8,218,251	75,939	1.23%	6,423,842	105,472	2.20%	(54,263)	24,730	(29,533)
FRB PPP liquidity facility	1,816,849	4,774	0.35%	—	—	—%	—	4,774	4,774
Borrowings	1,581,498	28,757	2.43%	1,556,405	34,555	2.97%	(7,448)	1,650	(5,798)
Total interest-bearing liabilities	11,616,598	109,470	1.26%	7,980,247	140,027	2.35%	(79,956)	49,399	(30,557)
Non-interest-bearing deposits (4)	1,887,463			1,379,633
Total deposits and borrowings	13,504,061		1.08%	9,359,880		2.00%
Other non-interest-bearing liabilities	197,428			122,309
Total liabilities	13,701,489			9,482,189
Shareholders' equity	1,014,901			986,809
Total liabilities and shareholders' equity	$14,716,390			$10,468,998
Net interest income		280,742			199,718		$7,888	$73,136	$81,024
Tax-equivalent adjustment (5)		655			548
Net interest earnings		$281,397			$200,266
Interest spread			2.63%			2.57%
Net interest margin			2.67%			2.69%
Net interest margin tax equivalent (5)			2.68%			2.69%
Net interest margin tax equivalent, excluding PPP loans (6)			2.93%			2.69%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.00% and 1.81% for the nine months ended September 30, 2020 and 2019, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the nine months ended September 30, 2020 and 2019, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the nine months ended September 30, 2020 and 2019, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

Net interest income increased $81.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as average interest-earning assets increased by $4.1 billion, primarily related to PPP loan originations, increases in installment loans, commercial loans to mortgage companies, commercial and industrial loans, investment securities, and interest earning deposits, partially offset by a 1 basis point decline in NIM to 2.68% for the nine months ended September 30, 2020 from 2.69% for the nine months ended September 30, 2019, resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets drove a 86 basis point decline in the yield on interest-earnings assets and an 109 basis point decline in the cost of interest-bearing liabilities for the nine months ended September 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $5.0 billion ($2.6 billion average balance) in PPP loans yielding 1.88% and related PPPLF borrowings of $4.8 billion ($1.8 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 1.08% and 2.00% for the nine months ended September 30, 2020 and 2019, respectively.

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

A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three and nine months ended September 30, 2020 and 2019 are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net interest income (GAAP)	$107,439	$75,735	$280,742	$199,718
Tax-equivalent adjustment	225	184	655	548
Net interest income tax equivalent (Non-GAAP)	$107,664	$75,919	$281,397	$200,266
Loans receivable, PPP net interest income	(20,018)	—	(29,326)	—
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$87,646	$75,919	$252,071	$200,266

Average total interest-earning assets (GAAP)	$17,121,145	$10,667,198	$14,037,262	$9,937,342
Average PPP loans	(4,909,197)	—	(2,563,299)	—
Adjusted average total interest-earning assets (Non-GAAP)	$12,211,948	$10,667,198	$11,473,963	$9,937,342

Net interest margin (GAAP)	2.50%	2.82%	2.67%	2.69%
Net interest margin tax equivalent (Non-GAAP)	2.50%	2.83%	2.68%	2.69%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	2.86%	2.83%	2.93%	2.69%

PROVISION FOR CREDIT LOSSES

The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. During first quarter 2020, Customers adopted ASU 2016-13. Upon adoption, the allowance for credit losses for loans and leases and lending-related unfunded commitments increased by $79.8 million and $3.4 million, respectively, with the after-tax cumulative effect recorded to retained earnings. Customers recorded $13.0 million and a credit of $0.5 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the three months ended September 30, 2020 utilizing the CECL methodology. The additional provision for credit losses during the three months ended September 30, 2020 resulted primarily from net charge-offs and portfolio growth, partially offset by changes in management's economic forecast since June 30, 2020, due to improved forecasts of macroeconomic conditions. Customers recorded $65.7 million and a $0.1 million credit for provision for credit losses for loans and leases and lending-related commitments, respectively, for the nine months ended September 30, 2020. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic, portfolio growth, and net-charge-offs.

For more information about the provision and ACL and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Interchange and card revenue	$4,081	$6,869	$(2,788)	(40.6)%	$17,368	$22,435	$(5,067)	(22.6)%
Deposit fees	3,439	3,642	(203)	(5.6)%	10,221	9,199	1,022	11.1%
Commercial lease income	4,510	3,080	1,430	46.4%	13,286	8,212	5,074	61.8%
Bank-owned life insurance	1,746	1,824	(78)	(4.3)%	5,265	5,477	(212)	(3.9)%
Mortgage warehouse transactional fees	3,320	2,150	1,170	54.4%	7,854	5,145	2,709	52.7%
Gain (loss) on sale of SBA and other loans	286	—	286	NM	320	—	320	NM
Mortgage banking income	1,013	283	730	258.0%	1,347	701	646	92.2%
Loss upon acquisition of interest-only GNMA securities	—	—	—	NM	—	(7,476)	7,476	(100.0)%
Gain (loss) on sale of investment securities	11,707	1,001	10,706	1,069.5%	20,035	1,001	19,034	1,901.5%
Unrealized gain (loss) on investment securities	238	1,333	(1,095)	(82.1)%	60	988	(928)	(93.9)%
Other	3,453	3,187	266	8.3%	2,203	9,443	(7,240)	(76.7)%
Total non-interest income	$33,793	$23,369	$10,424	44.6%	$77,959	$55,125	$22,834	41.4%
Interchange and card revenue
The $2.8 million decrease in interchange and card revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from Customers becoming subject to the Federal Reserve's regulation limits on interchange fees for banks over $10 billion in assets beginning on July 1, 2020.
The $5.1 million decrease in interchange and card revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from Customers becoming subject to the Federal Reserve's regulation limits on interchange fees for banks over $10 billion in assets beginning on July 1, 2020 and lower activity volumes at the BankMobile segment, primarily due to COVID-19.
Deposit fees
The $0.2 million decrease in deposit fees for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from lower activity volumes.
The $1.0 million increase in deposit fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment, partially offset by lower activity volumes.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.4 million increase in commercial lease income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from the continued growth of Customers' equipment finance business.

The $5.1 million increase in commercial lease income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $1.2 million increase in mortgage warehouse transactional fees for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
The $2.7 million increase in mortgage warehouse transactional fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Mortgage banking income
The $0.7 million increase in mortgage banking income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from an increase in unrealized gains on derivatives and gains on sales of mortgage servicing rights during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
The $0.6 million increase in mortgage banking income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an increase in unrealized gains on derivatives and gains on sales of mortgage servicing rights during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Loss on acquisition of interest-only GNMA securities
The $7.5 million decrease in loss on acquisition of interest-only GNMA for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted from a mortgage warehouse customer that unexpectedly ceased operations in the second quarter 2019. Customers took possession of the interest-only GNMA securities that served as the primary collateral for loans made to this mortgage warehouse customer. The shortfall in the fair value of the interest-only GNMA securities upon acquisition resulted in a write-down of $7.5 million in second quarter 2019. Customers views this as an isolated event that is not indicative of the overall credit quality of the mortgage warehouse portfolio. There are no other loans in the mortgage warehouse portfolio secured by interest-only securities. These securities were sold for $15.4 million with a realized gain of $1.0 million during the three months ended September 30, 2020.
Gain (loss) on sale of investment securities
The $10.7 million increase in gain (loss) on sale of investment securities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 reflects the gains realized from the sale of $58.4 million of agency-guaranteed mortgage-backed securities and $70.0 million in corporate notes during the three months ended September 30, 2020.
The $19.0 million increase in gain (loss) on sale of investment securities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 reflects the gains realized from the sale of $158.9 million of agency-guaranteed mortgage-backed securities, $70.0 million in corporate notes, $30.0 million of corporate bonds, and $6.3 million in non-agency-guaranteed collateralized mortgage obligations during the nine months ended September 30, 2020.
Unrealized gain (loss) on investment securities
The $1.1 million decrease in unrealized gain (loss) on investment securities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 reflects a decline in the unrealized gain of equity securities issued by a foreign entity for the three months ended September 30, 2020.
The $0.9 million decrease in unrealized gain (loss) on investment securities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 reflects a decline in the unrealized gain of equity securities issued by a foreign entity for the nine months ended September 30, 2020.
Other non-interest income
The $0.3 million increase in other non-interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from a net positive mark-to-market derivative valuation adjustment of $1.0 million, due to market interest rates, partially offset by a decrease of $0.5 million in swap premiums.

The $7.2 million decrease in other non-interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from a net negative derivative valuation adjustment of $5.2 million, due to changes in market interest rates and a negative credit valuation adjustment from an interest rate swap associated with a non-performing borrower in second quarter 2020, and a market value adjustment loss on one loan held for sale of $1.5 million in second quarter 2020.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Salaries and employee benefits	$32,676	$27,193	$5,483	20.2%	$92,283	$79,936	$12,347	15.4%
Technology, communication and bank operations	13,215	8,755	4,460	50.9%	39,576	33,110	6,466	19.5%
Professional services	7,253	8,348	(1,095)	(13.1)%	19,476	18,639	837	4.5%
Occupancy	3,632	3,661	(29)	(0.8)%	9,689	9,628	61	0.6%
Commercial lease depreciation	3,663	2,459	1,204	49.0%	10,733	6,633	4,100	61.8%
FDIC assessments, non-income taxes and regulatory fees	3,784	(777)	4,561	NM	9,019	3,368	5,651	167.8%
Provision for operating losses	1,186	3,998	(2,812)	(70.3)%	3,166	8,223	(5,057)	(61.5)%
Advertising and promotion	—	976	(976)	(100.0)%	2,221	3,145	(924)	(29.4)%
Merger and acquisition related expenses	1,035	—	1,035	NM	1,110	—	1,110	NM
Loan workout	846	495	351	70.9%	3,020	1,458	1,562	107.1%
Other real estate owned	7	108	(101)	(93.5)%	26	151	(125)	(82.8)%
Other	(1,736)	4,376	(6,112)	(139.7)%	5,206	8,869	(3,663)	(41.3)%
Total non-interest expense	$65,561	$59,592	$5,969	10.0%	$195,525	$173,160	$22,365	12.9%
Salaries and employee benefits
The $5.5 million increase in salaries and employee benefits for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, and an increase in incentive accruals tied to Customers' overall performance.
The $12.3 million increase in salaries and employee benefits for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, and an increase in incentive accruals tied to Customers' overall performance.
Technology, communication, and bank operations
The $4.5 million increase in technology, communication, and bank operations expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from the continued investment in Customers' white label partnership and digital transformation efforts.
The $6.5 million increase in technology, communication, and bank operations expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from the continued investment in Customers' white label partnership and digital transformation efforts.
Professional services
The $1.1 million decrease in professional services for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from management's continued efforts to monitor and control expenses.

The $0.8 million increase in professional services for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from consulting services associated with supporting Customers' white label partnership and digital transformation efforts, partially offset by management's continued efforts to monitor and control expenses.
Commercial lease depreciation
The $1.2 million increase in commercial lease depreciation for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $4.1 million increase in commercial lease depreciation for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $4.6 million increase in FDIC assessments, non-income taxes, and regulatory fees for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from an increase in FDIC assessment rates resulting from management's decision to grow the balance sheet beyond $10 billion in assets, as higher premiums become applicable, and the temporary utilization of brokered deposits to fund PPP loans.
The $5.7 million increase in FDIC assessments, non-income taxes, and regulatory fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an increase in FDIC assessment rates resulting from management's decision to grow the balance sheet beyond $10 billion in assets, as higher premiums become applicable, and the temporary utilization of brokered deposits to fund PPP loans.
Provision for operating losses
The provision for operating losses primarily consists of losses resulting from fraud or theft-based transactions that have generally been disputed by deposit account holders. The $2.8 million decrease in provision for operating losses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from an internet-based organized crime ring that was identified during the three months ended September 30, 2019 and initiatives implemented by management to reduce fraud and theft-based losses during the three months ended September 30, 2020.
The $5.1 million decrease in provision for operating losses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an internet-based organized crime ring that was identified during the three months ended September 30, 2019 and initiatives implemented by management to reduce fraud and theft-based losses during the nine months ended September 30, 2020.
Advertising and promotion expenses
The $1.0 million decrease in advertising and promotion expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from a reduction in the promotion of Customers' digital banking products and service offerings available through BankMobile and its white label partnership.
The $0.9 million decrease in advertising and promotion expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from a reduction in the promotion of Customers' digital banking products and service offerings available through BankMobile and its white label partnership.
Merger and acquisition related expenses
The $1.0 million increase in merger and acquisition related expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from the pending merger of BankMobile Technologies, Inc. and Megalith Financial Acquisition Corp.
The $1.1 million increase in merger and acquisition related expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from the pending merger of BankMobile Technologies, Inc. and Megalith Financial Acquisition Corp.

Loan workout
The $0.4 million increase in loan workout for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from the workout of two commercial relationships.
The $1.6 million increase in loan workout for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from the workout of two commercial relationships.
Other non-interest expense
The $6.1 million decrease in other non-interest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily resulted from an increase in operating cost reimbursements from Customers' white label partnership.
The $3.7 million decrease in other non-interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily resulted from an increase in operating cost reimbursements from Customers' white label partnership, partially offset by a legal contingency accrual of $1.0 million related to the settlement of the previously disclosed ED matter during the three months ended March 31, 2020.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Income before income tax expense	$62,716	$35,086	$27,630	78.7%	$97,488	$67,144	$30,344	45.2%
Income tax expense	$12,201	$8,020	$4,181	52.1%	$21,156	$15,343	$5,813	37.9%
Effective tax rate	19.45%	22.86%			21.70%	22.85%
The $4.2 million increase in income tax expense for the three months ended September 30, 2020, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income, partially offset by an increase in the estimated annual benefit of investment tax credits for the three months ended September 30, 2020. The decrease in the effective tax rate for the three months ended September 30, 2020, when compared to the same period in the prior year, primarily resulted from an increase in the estimated annual benefit of investment tax credits for the three months ended September 30, 2020.

The $5.8 million increase in income tax expense for the nine months ended September 30, 2020, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income, partially offset by an increase in the estimated annual benefit of investment tax credits for the nine months ended September 30, 2020. The decrease in the effective tax rate for the nine months ended September 30, 2020, when compared to the same period in the prior year, primarily resulted from an increase in the estimated annual benefit of investment tax credits for the nine months ended September 30, 2020.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $3.4 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended September 30, 2020 and 2019. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.300%, compared to a fixed rate of 7.00%.

Preferred stock dividends were $10.6 million and $10.8 million for the nine months ended September 30, 2020 and 2019. There were no changes to the amount of preferred stock outstanding during the nine months ended September 30, 2020 and 2019. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.300%, compared to a fixed rate of 7.00%.

Financial Condition
General
Customers' total assets were $18.8 billion at September 30, 2020. This represented a $7.3 billion increase from total assets of $11.5 billion at December 31, 2019. The increase in total assets was primarily driven by increases of $5.0 billion in PPP loans, $1.7 billion in loans receivable, mortgage warehouse, at fair value, $538.0 million in investment securities, $381.9 million in loans and leases receivable, $125.5 million in other assets, and $118.9 million in cash and cash equivalents, partially offset by a decrease of $459.6 million in loans held for sale and an increase in allowance for loan and lease losses of $99.2 million.
Total liabilities were $17.7 billion at September 30, 2020. This represented a $7.3 billion increase from $10.5 billion at December 31, 2019. The increase in total liabilities primarily resulted from increases of $4.8 billion in the PPPLF, $2.2 billion in total deposits, $142.0 million in federal funds purchased, and $115.7 million in accrued interest payable and other liabilities.
The following table presents certain key condensed balance sheet data as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019	Change	% Change
Cash and cash equivalents	$331,416	$212,505	$118,911	56.0%
Investment securities, at fair value	1,133,831	595,876	537,955	90.3%
Loans held for sale	26,689	486,328	(459,639)	(94.5)%
Loans receivable, mortgage warehouse, at fair value	3,913,593	2,245,758	1,667,835	74.3%
Loans receivable, PPP	4,964,105	—	4,964,105	NM
Loans and leases receivable	7,700,892	7,318,988	381,904	5.2%
Allowance for credit losses on loan and lease losses	(155,561)	(56,379)	(99,182)	175.9%
Other assets	423,569	298,052	125,517	42.1%
Total assets	18,778,727	11,520,717	7,258,010	63.0%
Total deposits	10,839,077	8,648,936	2,190,141	25.3%
Federal funds purchased	680,000	538,000	142,000	26.4%
FHLB advances	850,000	850,000	—	—%
Other borrowings	123,935	123,630	305	0.2%
Subordinated debt	181,324	181,115	209	0.1%
FRB PPP liquidity facility	4,811,009	—	4,811,009	NM
Accrued interest payable and other liabilities	241,891	126,241	115,650	91.6%
Total liabilities	17,727,236	10,467,922	7,259,314	69.3%
Total shareholders’ equity	1,051,491	1,052,795	(1,304)	(0.1)%
Total liabilities and shareholders’ equity	$18,778,727	$11,520,717	$7,258,010	63.0%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection.  Cash and due from banks were $5.8 million and $33.1 million at September 30, 2020 and December 31, 2019, respectively.  Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $325.6 million and $179.4 million at September 30, 2020 and December 31, 2019, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2019 primarily resulted from managing liquidity as Customers' total assets have increased $7.3 billion since December 31, 2019.

Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations (guaranteed by an agency of the United States government); United States government agencies securities; asset-backed securities; private label collateralized mortgage obligations, state and political subdivision debt securities, corporate notes, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At September 30, 2020, investment securities totaled $1.1 billion compared to $595.9 million at December 31, 2019. The increase in investment securities primarily resulted from the purchases of asset-backed securities, U.S. government agency securities, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations, state and political subdivision debt securities, and corporate notes totaling $1.0 billion, of which $22.5 million settled in October 2020, partially offset by the sale of $377.8 million of U.S. government agencies securities, agency-guaranteed mortgage-backed securities, corporate notes, non-agency-guaranteed collateralized mortgage obligations, and interest-only GNMA securities and maturities, calls and principal repayments totaling $156.8 million for the nine months ended September 30, 2020.
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

LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders for both the Customers Bank Business Banking and BankMobile segments nationwide.
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
As of September 30, 2020, Customers had $15.0 billion in commercial loans outstanding, totaling approximately 90.1% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $8.4 billion, comprising approximately 83.8% of its total loan and lease portfolio, at December 31, 2019. Included in the $15.0 billion in commercial loans outstanding as of September 30, 2020 was $5.0 billion of PPP loans. The PPP loans are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%.
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

Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of September 30, 2020 and December 31, 2019, commercial loans to mortgage banking businesses totaled $3.9 billion and $2.2 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2020, Customers had multi-family loans of $2.0 billion outstanding, comprising approximately 11.7% of the total loan and lease portfolio, compared to $2.4 billion, or approximately 23.8% of the total loan and lease portfolio, at December 31, 2019.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of September 30, 2020 and December 31, 2019, Customers had $279.5 million and $257.9 million, respectively, of equipment finance loans outstanding. As of September 30, 2020 and December 31, 2019, Customers had $106.5 million and $89.2 million of equipment finance leases, respectively. As of September 30, 2020 and December 31, 2019, Customers had $94.3 million and $93.6 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $25.0 million and $14.3 million, respectively.
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships, had $5.0 billion of PPP loans outstanding as of September 30, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio is approximately $68 thousand.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2020, Customers had $1.6 billion in consumer loans outstanding, or 9.9% of the total loan and lease portfolio, compared to $1.6 billion, or 16.2% of the total loan and lease portfolio, as of December 31, 2019. Customers intends to temper its growth in consumer loans for the remainder of 2020.
Purchases and sales of consumer loans were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Purchases (1)
Residential real estate	$—	$—	$495	$105,858
Installment (2)	15,700	83,898	225,468	534,150
Total	$15,700	$83,898	$225,963	$640,008
Sales (3)
Commercial and industrial (4)	$3,968	$—	$3,968	$—
Commercial real estate non-owner occupied	17,600	—	17,600	—
Installment	—	—	1,822	—
Total	$21,568	$—	$23,390	$—

(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.1% and 96.3% of loans outstanding for the three months ended September 30, 2020 and 2019, respectively. The purchase price was 100.2% and 100.3% of loans outstanding for the nine months ended September 30, 2020 and 2019, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2020 and 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. There were no loan sales in the three and nine months ended September 30, 2019.
Loans Held for Sale
The composition of loans held for sale as of September 30, 2020 and December 31, 2019 was as follows:

(amounts in thousands)	September 30, 2020	December 31, 2019
Commercial loans:
Multi-family loans, at lower of cost or fair value	$—	$482,873
Commercial real estate non-owner occupied loans, at lower of cost or fair value	18,366	—
Total commercial loans held for sale	18,366	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	1,325	1,325
Residential mortgage loans, at fair value	6,998	2,130
Total consumer loans held for sale	8,323	3,455
Loans held for sale	$26,689	$486,328
At September 30, 2020, loans held for sale totaled $26.7 million, or 0.16% of the total loan and lease portfolio, and $486.3 million, or 4.84% of the total loan and lease portfolio, at December 31, 2019. Effective September 30, 2020, Customers transferred $401.1 million of multi-family loans from loans held for sale to loans receivable (held for investment) because it no longer had the intent to sell these loans. Customers transferred these loans at their carrying value, which approximated their fair value at the time of transfer.
Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2020	December 31, 2019
Loans and leases receivable, mortgage warehouse, at fair value	$3,913,593	$2,245,758
Loans receivable, PPP	4,964,105	—
Loans receivable:
Commercial:
Multi-family	1,950,300	1,907,331
Commercial and industrial (1)	2,220,715	1,891,152
Commercial real estate owner occupied	557,595	551,948
Commercial real estate non-owner occupied	1,215,516	1,222,772
Construction	122,963	117,617
Total commercial loans and leases receivable	6,067,089	5,690,820
Consumer:
Residential real estate	335,452	382,634
Manufactured housing	64,638	71,359
Installment	1,233,713	1,174,175
Total consumer loans receivable	1,633,803	1,628,168
Loans and leases receivable (2)	7,700,892	7,318,988
Allowance for credit losses	(155,561)	(56,379)
Total loans and leases receivable, net of allowance for credit losses	$16,423,029	$9,508,367
(1)Includes direct finance equipment leases of $106.5 million and $89.2 million at September 30, 2020 and December 31, 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(74.7) million and $2.1 million at September 30, 2020 and December 31, 2019, respectively.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $5.0 billion of PPP loans outstanding as of September 30, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $24.3 million and $36.0 million for the three and nine months ended September 30, 2020, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $3.9 billion and $2.2 billion at September 30, 2020 and December 31, 2019, respectively.
Credit Risk
Customers manages credit risk by maintaining diversification in its loan and lease portfolio, establishing and enforcing prudent underwriting standards and collection efforts, and continuous and periodic loan and lease classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate ACL. Credit losses are charged-off when they are identified, and provisions are added, when it is estimated that a loss has occurred, to the ACL at least quarterly. The ACL is estimated at least quarterly.
The provision for credit losses on loans and leases was $13.0 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $155.6 million, or 2.02% of loans and leases receivable, excluding PPP loans, at September 30, 2020 and $56.4 million, or 0.77% of loans and leases receivable, at December 31, 2019. Net charge-offs were $17.3 million for the three months ended September 30, 2020, an increase of $15.5 million compared to the same period in 2019. The increase in the ACL resulted primarily from the impact of reserve build for the COVID-19 pandemic, mostly attributable to the commercial real estate non-owner occupied and installment portfolios, and portfolio growth. Commercial real estate non-owner occupied charge-offs were attributable to the partial charge-off of two collateral dependent loans, which are not indicative of the overall commercial real estate portfolio. Installment charge-offs were attributable to originated and purchased unsecured consumer loans through arrangements with fintech companies and other market place lenders.
The table below presents changes in the Bank’s ACL for the periods indicated.
Analysis of the Allowance for Credit Losses on Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$159,905	$48,388	$56,379	$39,972
Cumulative effect of change in accounting principle	—	—	79,829	—
Loan and lease charge-offs (1)
Multi-family	—	—	—	541
Commercial and industrial	2,527	349	2,645	532
Commercial real estate owner occupied	44	45	44	119
Commercial real estate non-owner occupied	10,181	—	25,779	—
Residential real estate	—	—	—	109
Installment	9,194	1,806	23,744	3,493
Total charge-offs	21,946	2,200	52,212	4,794
Loan and lease recoveries (1)
Multi-family	—	—	—	7
Commercial and industrial	2,582	369	2,661	826
Commercial real estate owner occupied	—	10	5	235
Commercial real estate non-owner occupied	1,258	—	1,258	—
Construction	6	8	122	128
Residential real estate	17	5	72	20
Installment	784	47	1,759	120
Total recoveries	4,647	439	5,877	1,336
Total net charge-offs	17,299	1,761	46,335	3,458
Provision for loan and lease losses	12,955	4,426	65,688	14,539
Balance at the end of the period	$155,561	$51,053	$155,561	$51,053
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
Approximately 67% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At September 30, 2020, commercial and consumer deferments related to COVID-19 were $79 million and $25 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment. As of September 30, 2020, Customers had $198.5 million of pending commercial loan deferment requests.

Asset Quality at September 30, 2020

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$1,950,300	$1,926,658	$11,932	$—	$11,710	$—	$11,710	0.60%	0.60%
Commercial & industrial (1)	2,220,715	2,210,493	589	—	9,633	—	9,633	0.43%	0.43%
Commercial real estate owner occupied	557,595	553,996	—	—	3,599	—	3,599	0.65%	0.65%
Commercial real estate non-owner occupied	1,215,516	1,213,108	—	—	2,408	—	2,408	0.20%	0.20%
Construction	122,963	122,963	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	6,067,089	6,027,218	12,521	—	27,350	—	27,350	0.45%	0.45%
Residential	335,452	321,472	3,346	—	10,634	35	10,669	3.17%	3.18%
Manufactured housing	64,638	58,784	1,391	1,685	2,778	96	2,874	4.30%	4.44%
Installment	1,233,713	1,220,525	10,070	—	3,118	—	3,118	0.25%	0.25%
Total consumer loans receivable	1,633,803	1,600,781	14,807	1,685	16,530	131	16,661	1.01%	1.02%
Loans and leases receivable (1)	7,700,892	7,627,999	27,328	1,685	43,880	131	44,011	0.57%	0.57%
Loans receivable, PPP	4,964,105	4,964,105	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	3,913,593	3,913,593	—	—	—	—	—
Total loans held for sale	26,689	6,998	—	—	19,691	—	19,691	73.78%	73.78%
Total portfolio	$16,605,279	$16,512,695	$27,328	$1,685	$63,571	$131	$63,702	0.38%	0.38%

Asset Quality at September 30, 2020 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,950,300	$11,710	$15,026	0.77%	128.32%
Commercial & industrial	2,220,715	9,633	12,926	0.58%	134.18%
Commercial real estate owner occupied	557,595	3,599	9,552	1.71%	265.41%
Commercial real estate non-owner occupied	1,215,516	2,408	20,200	1.66%	838.87%
Construction	122,963	—	6,423	5.22%	—%
Total commercial loans and leases receivable	6,067,089	27,350	64,127	1.06%	234.47%
Residential	335,452	10,634	4,649	1.39%	43.72%
Manufactured housing	64,638	2,778	5,625	8.70%	202.48%
Installment	1,233,713	3,118	81,160	6.58%	2602.95%
Total consumer loans receivable	1,633,803	16,530	91,434	5.60%	553.14%
Loans and leases receivable (1)	7,700,892	43,880	155,561	2.02%	354.51%
Loans receivable, PPP	4,964,105	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	3,913,593	—	—
Total loans held for sale	26,689	19,691	—	—%	—%
Total portfolio	$16,605,279	$63,571	$155,561	0.94%	244.70%
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

Customers’ asset quality table contains non-GAAP financial measures calculated using non-GAAP amounts. These measures all exclude loans receivable, PPP from their calculations. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at September 30, 2020, are set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loans and leases receivable (GAAP)	$12,664,997	$12,592,104	$27,328	$1,685	$43,880	$131	$44,011	0.35%	0.35%
Less: Loans receivable, PPP	4,964,105	4,964,105	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$7,700,892	$7,627,999	$27,328	$1,685	$43,880	$131	$44,011	0.57%	0.57%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$12,664,997	$43,880	$155,561	1.23%	354.51%
Less: Loans receivable, PPP	4,964,105	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$7,700,892	$43,880	$155,561	2.02%	354.51%

The total loan and lease portfolio was $16.6 billion at September 30, 2020 compared to $10.1 billion at December 31, 2019 and $63.6 million, or 0.38% of loans and leases, were non-performing at September 30, 2020 compared to $21.3 million, or 0.21% of loans and leases, at December 31, 2019. The loan and lease portfolio was supported by an ACL of $155.6 million (244.70% of NPLs and 0.94% of total loans and leases) and $56.5 million (264.67% of NPLs and 0.56% of total loans and leases), at September 30, 2020 and December 31, 2019, respectively.

DEPOSITS

Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits.  Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019	Change	% Change
Demand, non-interest bearing	$2,327,017	$1,343,391	$983,626	73.2%
Demand, interest bearing	2,308,627	1,235,292	1,073,335	86.9%
Savings, including MMDA	5,231,007	4,401,719	829,288	18.8%
Non-time deposits	9,866,651	6,980,402	2,886,249	41.3%
Time, $100,000 and over	466,860	402,161	64,699	16.1%
Time, other	505,566	1,266,373	(760,807)	(60.1)%
Time deposits	972,426	1,668,534	(696,108)	(41.7)%
Total deposits	$10,839,077	$8,648,936	$2,190,141	25.3%

Total deposits were $10.8 billion at September 30, 2020, an increase of $2.2 billion, or 25.3%, from $8.6 billion at December 31, 2019. Non-time deposits increased by $2.9 billion, or 41.3%, to $9.9 billion at September 30, 2020, from $7.0 billion at December 31, 2019. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $1.0 billion and interest bearing demand deposits of

$1.1 billion. Savings, including MMDA increased $0.8 billion, or 18.8%, to $5.2 billion at September 30, 2020, from $4.4 billion at December 31, 2019. Time deposits decreased $0.7 billion, or 41.7%, to $1.0 billion at September 30, 2020, from $1.7 billion at December 31, 2019.
At September 30, 2020, the Bank had $1.1 billion in state and municipal deposits to which it had pledged $1.1 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

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
Short-term debt
Short-term debt at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$850,000	1.24%	$500,000	2.15%
Federal funds purchased	680,000	0.14%	538,000	1.60%
Total short-term debt	$1,530,000		$1,038,000

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at September 30, 2020 and December 31, 2019, was as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$—	—%	$350,000	2.36%
FRB PPP Liquidity Facility advances	4,811,009	0.35%	—	—%
Total long-term FHLB and FRB advances	$4,811,009		$350,000

Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated by an eligible institution, may pledge as collateral to the Federal Reserve Banks.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2020 and December 31, 2019 was as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Total maximum borrowing capacity with the FHLB	$2,851,496	$3,445,416
Total maximum borrowing capacity with the FRB (1)	214,766	136,842
Qualifying loans serving as collateral against FHLB and FRB advances (1)	4,092,732	4,496,983
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At September 30, 2020, Customers had $4.8 billion of borrowings under the PPPLF, with a borrowing capacity of up to $5.0 billion, which is the face value of the qualifying loans Customers has originated under the PPP.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2020 and December 31, 2019 were as follows:

		September 30, 2020	December 31, 2019
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,522	$24,432	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,413	99,198	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		123,935	123,630

Customers Bancorp	Subordinated (1)(2)	72,176	72,040	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,148	109,075	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,324	$181,115

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

SHAREHOLDERS' EQUITY

The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,836	32,617	219	0.7%
Additional paid in capital	452,965	444,218	8,747	2.0%
Retained earnings	385,750	381,519	4,231	1.1%
Accumulated other comprehensive loss, net	(15,751)	(1,250)	(14,501)	1,160.1%
Treasury stock	(21,780)	(21,780)	—	—%
Total shareholders' equity	$1,051,491	$1,052,795	$(1,304)	(0.1)%

Shareholders’ equity decreased $1.3 million, or 0.1%, to $1.1 billion at September 30, 2020 when compared to shareholders' equity of $1.1 billion at December 31, 2019. The decrease primarily resulted from an increase of $14.5 million in accumulated other comprehensive loss, net, partially offset by increases of $8.7 million in additional paid in capital and $4.2 million in retained earnings.
The increase in accumulated other comprehensive loss, net primarily resulted from a decline in the fair value of cash flow hedges due to changes in market interest rates during the nine months ended September 30, 2020, partially offset by an increase in the fair value of available for sale debt securities due to the timing of purchases and changes in market interest rates during the nine months ended September 30, 2020. The increase in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the nine months ended September 30, 2020. The increase in retained earnings primarily resulted from net income of $76.3 million, partially offset by the adoption of CECL on January 1, 2020, which reduced retained earnings by $61.5 million, and $10.6 million in preferred stock dividends.

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

Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances.  Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs.  Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of September 30, 2020, Customers' borrowing capacity with the FHLB was $2.9 billion, of which $0.9 billion was utilized in borrowings and $1.1 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2019, Customers' borrowing capacity with the FHLB was $3.4 billion, of which $0.9 billion was utilized in borrowings and $1.4 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2020 and December 31, 2019, Customers' borrowing capacity with the FRB was $214.8 million and $136.8 million, respectively.
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
The table below summarizes Customers' cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	% Change
Net cash provided by (used in) operating activities	$73,468	$34,683	$38,785	111.8%
Net cash provided by (used in) investing activities	(7,086,538)	(1,665,534)	(5,421,004)	325.5%
Net cash provided by (used in) financing activities	7,131,981	1,750,934	5,381,047	307.3%
Net increase (decrease) in cash and cash equivalents	$118,911	$120,083	$(1,172)	(1.0)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $73.5 million for the nine months ended September 30, 2020 primarily resulted from an increase in accrued interest payable and other liabilities of $81.6 million, net income of $76.3 million, and non-cash operating activities of $38.4 million, partially offset by an increase of $124.4 million in accrued interest receivable and other assets.
Cash provided by operating activities of $34.7 million for the nine months ended September 30, 2019 primarily resulted from net income of $51.8 million, non-cash operating adjustments of $46.9 million, and an increase of $15.3 million in accrued interest payable and other liabilities, partially offset by an increase of $79.3 million in accrued interest receivable and other assets.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $7.1 billion for the nine months ended September 30, 2020 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $4.7 billion, primarily related to PPP loan originations, net originations of mortgage warehouse loans of $1.7 billion, purchases of loans of $226.5 million, and purchases of investment securities available for sale of $1.0 billion, partially offset by proceeds from sales of investment securities of $377.8 million and proceeds from maturities, calls, and principal repayments on investment securities of $156.8 million.
Cash used in investing activities of $1.7 billion for the nine months ended September 30, 2019 primarily resulted from net originations of mortgage warehouse loans of $1.1 billion and purchases of loans of $636.4 million, partially offset by proceeds from sale of investment securities available for sale of $97.6 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $7.1 billion for the nine months ended September 30, 2020 primarily resulted from net increases in long-term borrowed funds from the FRB of $4.8 billion primarily to finance the PPP loan originations, deposits of $2.2 billion, and a net increase in federal funds purchased of $142.0 million.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2020 and December 31, 2019, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$902,174	7.488%	$542,199	4.500%	N/A	N/A	$843,420	7.000%
Customers Bank	$1,217,159	10.120%	$541,217	4.500%	$781,757	6.500%	$841,892	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,119,645	9.293%	$722,932	6.000%	N/A	N/A	$1,024,153	8.500%
Customers Bank	$1,217,159	10.120%	$721,622	6.000%	$962,163	8.000%	$1,022,298	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,361,237	11.298%	$963,909	8.000%	N/A	N/A	$1,265,130	10.500%
Customers Bank	$1,397,059	11.616%	$962,163	8.000%	$1,202,704	10.000%	$1,262,839	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,119,645	8.534%	$524,799	4.000%	N/A	N/A	$524,799	4.000%
Customers Bank	$1,217,159	9.288%	$524,203	4.000%	$655,254	5.000%	$524,203	4.000%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of September 30, 2020, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 10 - REGULATORY CAPITAL" to Customers' unaudited financial statements for additional discussion regarding regulatory capital requirements.

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
As of September 30, 2020 and December 31, 2019, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	September 30, 2020	December 31, 2019
Commitments to fund loans and leases	$246,036	$261,902
Unfunded commitments to fund mortgage warehouse loans	1,303,981	1,378,364
Unfunded commitments under lines of credit and credit cards	917,305	1,065,474
Letters of credit	27,580	48,856
Other unused commitments	2,167	2,736
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the periods ending September 30, 2021 and December 31, 2020, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2020 and December 31, 2019. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at September 30, 2020, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the periods ending September 30, 2020 and December 31, 2019, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	September 30, 2020	December 31, 2019
Up 3%	8.4%	3.3%
Up 2%	5.9%	2.7%
Up 1%	3.2%	1.6%
Down 1%	1.1%	(1.9)%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at September 30, 2020, current market interest rates were only increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2020 and December 31, 2019, resulting from shocks to interest rates.

	From base
Rate Shocks	September 30, 2020	December 31, 2019
Up 3%	(15.6)%	(5.6)%
Up 2%	(9.3)%	(2.0)%
Up 1%	(4.3)%	(1.0)%
Down 1%	(1.4)%	(1.1)%
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2020.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2020, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.
The emergence of the COVID-19 pandemic during first quarter 2020 necessitated the execution of several Customers Bancorp contingency plans. Beginning in March 2020 and continuing through this filing date, Customers Bancorp had a substantial number of its team members working remotely under such contingency plans. The execution of these contingency plans have not materially affected, or are reasonably likely to materially affect, Customers' internal control over financial reporting

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 15 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2019 Form 10-K, the March 31, 2020 Form 10-Q and the June 30, 2020 Form 10-Q. There are no material changes from the risk factors included within the 2019 Form 10-K, the March 31, 2020 Form 10-Q and the June 30, 2020 Form 10-Q, other than the risks described below. The risks described within the 2019 Form 10-K, the March 31, 2020 Form 10-Q, and the June 30, 2020 Form 10-Q and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to the Disposition of BMT to MFAC

The amended agreement relating to BMT's proposed merger with MFAC provides for the issuance directly to our shareholders of the shares issuable by MFAC as part of the merger consideration. The future value of the shares you receive as a result of the merger and your ability to realize the value of your ownership of BM Technologies shares will be subject to a number of risks and challenges.

Our agreement with MFAC relating to the proposed merger of BMT and MFAC has recently been amended to provide that the shares issuable by MFAC in connection with the proposed merger will be issued directly to Customers Bancorp shareholders rather than being issued to and held by us. Ownership of shares of BM Technologies following completion of the merger will involve many of the risks we have previously described in our 2019 Form 10-K and subsequently filed quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 regarding the business, operations and prospects of our BankMobile business, as well as additional risks relating to the business, operations and prospects of BM Technologies as a stand-alone public company. As a result, the future value of the shares you receive will depend on BM Technologies’ future performance, as well as factors impacting the value of fintech companies generally, conditions in the financial markets and other factors affecting public companies including, but not limited to:

•	BankMobile's limited history operating as a separate entity and lack of history operating independently of Customers Bank;
•	the experience of BankMobile's management team managing BankMobile, and in managing a public company and the business and financing activities of an organization of BankMobile’s size;
•	BankMobile's dependence on key individuals and its ability to identify, recruit and retain skilled sales, management, and technical personnel;
•	BankMobile’s ability to continue to successfully implement its strategy, grow adoption and retention rates, and effectively manage future growth;
•	BankMobile’s ability to maximize the expected benefits of its partnership with T-Mobile, and successfully maintain its relationship with T-Mobile and continue its white label agreement with respect to T-Mobile MONEY;
•	the success of BankMobile's efforts to expand market reach and product portfolio beyond the limited number of products and markets that have been the primary source of its revenue, and its ability to do so in a timely manner;
•	BankMobile's ability to address current and increasing competitive factors in the industries in which it will do business, including its ability to innovate or respond to evolving technological changes;.
•	the potential negative effects if BankMobile is unable to maintain an effective system of disclosure controls and internal control over financial reporting;
•	the effect of any changes in the availability of student loans or financial aid, as well as budget constraints, and changes in enrollment rates in traditional (on-campus) and non-traditional (online) institutions of higher education (including as a result of COVID), on demand for BankMobile's services;
•	the effect of any changes in the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions;

•	the potential adverse effects on BankMobile’s business, financial condition, and results of operations of any termination of, or changes to, the MasterCard association registration;
•	the potential adverse effects on BankMobile’s business, financial condition, and results of operations and/or its reputation of breaches of security measures, unauthorized access to or disclosure of data relating to clients, fraudulent activity, and infrastructure failures; and
•	the potential adverse effects on BankMobile’s business, financial condition, and results of operations if it is unable to protect or enforce its intellectual property rights or if BankMobile becomes subject to claims that its services or solutions violate the patents or other intellectual property of others, which would be costly and time-consuming to defend.

Although our BankMobile division, as an operating segment of ours, recently became profitable, there can be no assurance that BMT, a component of our BankMobile division, will be profitable following completion of the merger or that BM Technologies will be able to successfully execute its business plan, address competitive conditions in its markets and take other actions necessary to increase its value.

The shares issuable by MFAC will be subject to a contractual restriction on the resale of those shares by Customers Bancorp shareholders for a period of twelve months after the closing of the merger, subject to certain exceptions. As a result, you may not be able to realize the value of shares you receive in the merger through a sale of part or all of those shares during that twelve-month period. In addition, the distribution of the MFAC shares to Customers Bancorp shareholders generally will be taxable to shareholders receiving those shares as a qualified dividend for federal, state and local income tax purposes and, under certain circumstances, also may be subject to "net investment income" tax.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 26, 2013, the Bancorp's board of directors authorized a stock repurchase plan in which the Bancorp could acquire up to 5% of its current outstanding shares not to exceed a 20% premium over the then current book value. On December 11, 2018, the Bancorp's board of directors amended the terms of the 2013 stock repurchase plan to adjust the repurchase terms and book value measurement date such that Customers was authorized to purchase shares of common stock at prices not to exceed the book value per share of Customers' common stock measured as of September 30, 2018. Customers repurchased all remaining authorized shares pursuant to this program in January 2019. Accordingly, there were no common shares repurchased during third quarter 2020.
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
Agreement and Plan of Merger by and between Megalith Financial Acquisition Corp., MFAC Merger Sub Inc., Customers Bank, and BankMobile Technologies, Inc., as the Company, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on August 6, 2020

2.2
First Amendment to Agreement and Plan Merger, dated November 2, 2020, by and among Megalith Financial Acquisition Corp., MFAC Merger Sub, Inc., Customers Bank, BankMobile Technologies, and Customers Bancorp, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on November 2, 2020

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

4.8		Form of 5.375% Subordinated Note due 2034, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

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

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

November 6, 2020	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 6, 2020	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)