Form 10-K
period 2020-12-31
Customers Bancorp, Inc.
filed 2021-03-02
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $378,753,650 as of June 30, 2020, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 26, 2021, 31,927,205 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we file with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

•the impact of COVID-19 on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;
•a prolonged downturn in the economy, particularly in the geographic areas in which we do business, or an unexpected decline in real estate values within our market areas;
•the impact of COVID-19 on our team members and our ability to provide services to our clients and respond to their needs;
•the impact of forbearances or deferrals we are required to provide or that we agree to as a result of customer requests and/or government actions, including, but not limited to our potential inability to recover fully deferred payments from the borrower or the collateral;
•potential claims, damages, penalties, fines and reputational damage arising from litigation and regulatory and government actions relating to our participation in and execution of government programs related to the COVID-19 pandemic or as a result of our action in response to, or failure to implement or effectively implement, applicable federal, state and local laws, rules or executive orders requiring that we grant forbearances or not act to collect amounts due under our loans;
•the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, Financial Accounting Standards Board and other accounting standard setters, including the recently-adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (CECL);
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
•our ability to attract and retain deposits and other sources of liquidity;
•changes in the financial performance and/or condition of our borrowers;
•changes in the level of non-performing and classified assets and charge-offs, which may require us to increase our allowance for credit losses, charge off loans and leases and incur elevated collection and carrying costs related to such non-performing assets;
•changes in estimates of our future loss reserve requirements under CECL based upon our periodic review thereof under relevant regulatory and accounting requirements;
•inflation, interest rate, securities market and monetary fluctuations;

•the planned phasing out of London interbank offered rate, or LIBOR, as a benchmark reference rate;
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
•Customers Bank’s ability to pay dividends to Customers Bancorp;
•risks related to planned changes in our balance sheet, including:
◦our ability to reduce the size of our multi-family portfolio;
◦our ability to execute our digital distribution strategy;
◦our ability to manage the risks of change in our loan mix to include a greater portion of consumer loans;
◦our ability to manage originating, servicing and processing forgiveness of PPP loans; and
◦our ability to earn increased net interest income to recover reduced interchange income due to the loss of the small issuer exemption to the Durbin Amendment.

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BDO	BDO USA, LLP
BHC Act	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BRRP	Bonus Recognition and Retention Program
CAA	Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBCA	Change in Bank Control Act
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Code	U.S. Internal Revenue Code of 1986, as Amended
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Disbursement Business	OneAccount Student Checking and Refund Management Disbursement Services Business
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOJ	United States Department of Justice

ECOA	Equal Credit Opportunity Act
ED	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings Per Share
ESG	Environmental, Social and Governance commitments
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
GLBA	Gramm-Leach-Bliley Act of 1999
Higher One	Higher One Holdings, Inc.
HMDA	Home Mortgage Disclosure Act
HTM	Held to maturity
HUD	Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interest-Only GNMA Securities	Interest-Only Government National Mortgage Association Securities
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money Market Deposit Accounts
MMLF	Money Market Mutual Fund Liquidity Facility
MOU	Memorandum of Understanding
NIM	Net interest margin, tax equivalent
NM	Not Meaningful
NPA	Non-Performing Asset
NPL	Non-Performing Loan
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control

OREO	Other Real Estate Owned
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board (United States)
PCD	Purchased Credit-Deteriorated
PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Rate Shocks	Interest rates rising or falling immediately
Religare	Religare Enterprises, Ltd.
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAG	Special Assets Group
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series F
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VA	United States Department of Veterans Affairs

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

In addition, BankMobile, a division of Customers Bank, offered state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. The main sources of BankMobile’s revenue were from interchange income from its digital checking and savings accounts, deposit servicing fees from sourcing and servicing deposits, digital checking and savings account fees, and subscription fees paid by colleges and universities for disbursement services. On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income will remain with Customers Bank after the divestiture. Beginning in first quarter 2021, BMT's historical financial results for periods prior to the divestiture will be reflected in Customers Bancorp’s results of operations as discontinued operations. Customers Bancorp's financial condition as of December 31, 2020 and 2019 and the results of its operations for the years ended December 31, 2020, 2019 and 2018 included the assets and liabilities and financial results of BankMobile. As a result of the divestiture, Customers' interchange income, deposit account fees and subscription fees are expected to decrease in the following years. Customers' non-interest expenses, such as salaries and employee benefits, technology, professional services, merger and acquisition related expenses, and other non-interest expenses including reimbursements from the white label relationship associated with BMT are also expected to decrease in the following years. In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers will continue to earn income and incur non-interest expenses associated with these agreements with BM Technologies in the future.
Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; and Chicago, Illinois. The Bank has a diversified lending business consisting of geographically in-market community banking offerings such as commercial and industrial loans, commercial real estate loans, multi-family loans, SBA lending and residential mortgage loans. In addition, on a national level, the Bank also provides financing to specialty banking businesses such as commercial loans to mortgage companies, specialty lending, commercial equipment financing and consumer loans through relationships with fintech companies. Through BankMobile, a division of Customers Bank, Customers offered state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. At December 31, 2020, Customers had total assets of $18.4 billion, including total loans and leases, net of the ACL of $15.7 billion, total deposits of $11.3 billion and shareholders’ equity of $1.1 billion. Included in total loans and leases was $4.6 billion of Payroll Protection Program (PPP) loans, of which $4.4 billion was pledged to and funded by the Federal Reserve Bank's PPP Liquidity Facility at December 31, 2020.
Customers differentiates itself through its unique single-point-of-contact business strategy executed by very experienced management teams. Customers' strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and value-added acquisitions. Customers identifies as a high-tech forward thinking bank supported by high touch and differentiates itself from its competitors through its focus on state-of-the-art technology and exceptional customer service. Customers' environmental, social and governance ("ESG") practices emphasize its unwavering commitment to its team members, customers, shareholders, and communities in which we live and work. The primary customers of the Bank are privately held businesses, business customers, not-for-profit organizations and consumers. The Bank also focuses on certain specialty lending areas such as multi-family/commercial real estate lending, lending to commercial mortgage banking businesses and consumer loan purchases from fintech originator platforms. The Bank’s lending activities are primarily funded by deposits from its branch-light business model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service and its digital bank deposit offerings. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smart phone delivery channel. BankMobile referred to Customers' efforts to build a full-service bank that is accessible to our customers anywhere and anytime through the customer's smartphone or other web-enabled device. As part of the BankMobile strategic initiative, on June 15, 2016, Customers completed the acquisition of substantially all the assets and the assumption of certain liabilities of the Disbursement business from Higher One. Higher One was acquired by a subsidiary of Blackboard, Inc. in third quarter 2016. We continue to refer to that combined business as “Higher One” throughout this document. On January 4, 2021, Customers completed the divestiture of BMT, including the Disbursement business acquired from Higher One and combined with BMT, a component of BankMobile, to MFAC.
BankMobile, including the Disbursement business, provided a nationwide deposit-aggregation platform. BankMobile focused on the aggregation of low-cost deposits and consumer loan offerings through its partnerships with fintech companies, and offered no or low-fee banking, higher than average interest rates on savings and access to over 55,000 ATMs across the U.S. Customers believes that consolidating BankMobile with the Disbursement business uniquely positioned it to become the graduating students' "bank for life" and service each graduate's financial needs throughout their life. BankMobile's revenues were largely derived from net interest income, interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue. On January 4, 2021, Customers completed the divestiture of BMT, a component of BankMobile, to MFAC. As a result of the divestiture of BMT, a component of BankMobile, to MFAC, BMT will keep the revenues and fees from these products and services which include interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue. All of BankMobile’s serviced deposits and loans including the related net interest income will remain with Customers Bank after the divestiture.
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
Background and History
Customers Bancorp was incorporated in Pennsylvania in April 2010 to facilitate a reorganization into a bank holding company structure pursuant to which the Bank became a wholly owned subsidiary of Customers Bancorp (the “Reorganization”) on September 17, 2011. Customers Bancorp’s corporate headquarters are located at 701 Reading Avenue, West Reading, PA 19611. The main telephone number is (610) 933-2000.
The deposits of the Bank are insured by the FDIC. The Bank’s home office is located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000. BankMobile was a division of the Bank, first marketing its deposit products beginning in January 2015. As a division of the Bank, BankMobile's deposits were also insured by the FDIC.
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
BankMobile products were delivered to customers nationwide via its digital delivery channels, such as a smartphone or other web-enabled device. The BankMobile business was focused on millennials, developing white label relationships with large companies that wish to expand their relationships with their retail customers and employees and the under-banked who can utilize a low-cost banking services provider. As a general retail deposit product and related services provider, the BankMobile segment did not have a dependency on a particular customer, but focused on providing deposit services to college students who receive federal government loans or grants and to customers of its white label partners. BankMobile provided deposit products and services to students on approximately 725 college and university campuses. Besides the student disbursement business, BankMobile focused on the development of its "Banking as a Service" model. As a result of the divestiture of BMT, Customers is no longer providing BankMobile products or services.
Current Markets
Customers' target market is broadly defined as extending from Washington D.C. to Boston, Massachusetts roughly following Interstate 95. As of December 31, 2020, Customers had bank branches or LPOs serving businesses and consumers in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
Boston, MA	1	LPO
Mercer County, NJ	1	Branch/LPO
New York, NY	1	LPO
Philadelphia-Southeastern, PA	8	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Chicago, IL	1	LPO
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and acquisition strategies. Additionally, in July 2018, Customers launched a new digital, online savings banking product with a goal of gathering retail deposits nationally. At December 31, 2020, $1.3 billion of retail deposits were outstanding for this product.
The BankMobile suite of deposit products and services was provided nationally through digital delivery channels, such as a smartphone or other web-enabled device. Customers believes that digital delivery without geographic limitations is the future of retail banking.
Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its Concierge Banking® high-tech/high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on acquisitions that further Customers' objectives and meet its critical success factors. Customers will also consider other acquisitions that will contribute to its banking business. As Customers evaluates potential acquisition and asset purchase opportunities, it believes that there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the regulatory burden.
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
•Unique Asset and Deposit Generation Strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending segments. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multi-family and commercial real estate product line that is primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Through the multi-family and commercial real estate products, Customers primarily earns interest income and generates commercial deposits. Customers also maintains specialty lending businesses, commercial loans to mortgage originators and installment loans purchased or originated with third-party fintech companies. Customers' commercial loans to mortgage originators is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage banking businesses, Customers earns interest and fee income and generates core deposits. Customers' installment loan business is a national business in which Customers purchases and originates installment loans through arrangements with third-party fintech companies. Customers also has digital, online savings banking product that generates core deposits nationally. Through the installment loans and digital, online savings banking product, Customers earns interest and generates core deposits.
•BankMobile Strategy. Customers launched BankMobile as a key strategic initiative in January 2015, recognizing the product delivery flexibility demanded by the millennial generation and the low cost of the smartphone delivery channel. BankMobile, including the Disbursement business, provided a nationwide deposit-aggregation platform. BankMobile focused on the aggregation of low-cost deposits and consumer loan offerings through its partnerships with fintech companies, and offered no or low-fee banking, higher than average interest rates on savings and access to over 55,000 ATMs across the U.S. Customers believes that consolidating BankMobile with the Disbursement business uniquely positioned it to become the graduating students' "bank for life" and service each graduate's financial needs throughout their life. BankMobile's revenues were largely derived from net interest income, interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue. BankMobile serviced over 2 million deposit accounts at December 31, 2020. Successful execution of the BankMobile strategy, including its consolidation with the Disbursement business through colleges and universities across America and similar white-label partnerships, greatly accelerated BankMobile's ability to achieve profitability. BankMobile's revenues were largely derived from interest income from its installment loan portfolio originated or purchased through arrangements with third-party fintech companies, interchange and card revenue, deposit fees, university card and disbursement fees and university subscription revenue. On January 4, 2021, Customers completed the divestiture of BMT, a component of BankMobile to MFAC.
•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and being selective with its purchases and originations of installment loans by focusing solely on prime borrowers (considered as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. Customers has also formed a Special Assets Group (SAG) to manage classified and NPAs. As of December 31, 2020, only $71.2 million, or 0.45%, of the Bank's total loan portfolio was non-performing.
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
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income will remain with Customers Bank after the completion of the divestiture. Beginning in first quarter 2021, BMT’s historical financial results for periods prior to the divestiture will be reflected in Customers' consolidated financial statements as discontinued operations. Customers Bancorp's financial condition as of December 31, 2020 and 2019 and the results of its operations for the years ended December 31, 2020, 2019 and 2018 include the assets and liabilities and financial results of BankMobile. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income will be combined with Customers' financial condition and results of operations as a single reportable segment.
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services through the successful launch of BankMobile in January 2015, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including commercial mortgage warehouse loans, multi-family and commercial real estate loans, business banking, small business loans, equipment financing, residential mortgage loans and installment loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts and cash management services. Prior to January 2015, deposit products were available to customers only through branches of Customers Bank. With the successful launch of BankMobile, the acquisition of the Disbursement business from Higher One and the combination of that business with the BankMobile platform and its white-label partnership, Customers has been able to provide banking to millennials, students, middle class American families and underserved consumers throughout the United States. Additionally with the successful launch of Customers' Business Banking's digital, online savings product, it is able to generate deposits nationally.
BankMobile was focused on providing quality low-cost deposit products and related services to its customers, such as no-or-low-fee checking, no opening balance requirements, instant virtual debit cards and similar customer friendly technology enabled services. Customers can also obtain cash free of any fees from over 55,000 ATMs in the United States. BankMobile developed its capabilities to deliver retail loan products, such as personal loans and credit cards to its customers, either as a referral or direct lender, as its technological capabilities have evolved. In 2019, BankMobile's first white label banking partnership went live, offering BankMobile's best in class banking products to the partner's broad customer base.

Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers' focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA and PPP loans), commercial loans to mortgage companies, commercial real estate and multi-family lending, commercial equipment financing and specialty lending, and
•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of installment loans through arrangements with third-party fintech companies and other market place lenders.
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
The goal of commercial loans to mortgage companies is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is currently expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2020 and 2019, Customers Bank funded $60.9 billion and $31.8 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The commercial loans to mortgage companies are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2020 and 2019, Customers had $288.4 million and $257.9 million, respectively, of equipment finance loans outstanding. As of December 31, 2020 and 2019, Customers had $108.0 million and $89.2 million of equipment finance leases, respectively. As of December 31, 2020 and 2019, Customers had $102.9 million and $93.6 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $28.9 million and $14.3 million, respectively.
As of December 31, 2020 and 2019, Customers Bank had $14.2 billion and $8.4 billion, respectively, in commercial loans outstanding, composing approximately 89.8% and 83.8%, respectively, of its total loan portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and loans receivable, PPP. During the years ended December 31, 2020 and 2019, the Bank originated $2.6 billion and $1.9 billion, respectively, of commercial loans, exclusive of multi-family loan originations, loans to mortgage originators via warehouse facilities, and PPP loans.

Paycheck Protection Program
On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the CAA was signed into law, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. As of December 31, 2020, Customers has helped thousands of small businesses by originating about $5.0 billion in PPP loans directly or through fintech partnerships. Customers had $4.6 billion of PPP loans outstanding as of December 31, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers also began accepting applications for the new round of PPP loans on January 11, 2021.
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
Customers also originates and purchases installment loans through arrangements with third-party fintech companies. Customers performs extensive due-diligence procedures on existing and potential fintech partners and only purchases and originates loans that meet its defined credit parameters, which includes but is not limited to minimum FICO scores and debt to income ratios. As part of its due-diligence process, Customers reviews loan level data, historical performance of the asset and distribution of credit and loss information. Customers does not originate or purchase loans that are considered sub-prime at the time of origination, which Customers considers to be those with FICO scores below 660.
As of December 31, 2020 and 2019, Customers had $1.6 billion and $1.6 billion, respectively, in consumer loans outstanding, comprising 10.3% and 16.2%, respectively, of Customers' total loan portfolio. During the years ended December 31, 2020 and 2019, Customers purchased $0.3 billion and $1.2 billion of consumer loans, respectively.
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
Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, MMDA and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Customers also focuses on niche businesses as a source of lower-cost core deposits, including property management and mortgage banking businesses, title and escrow funds, health savings accounts, and Section 1031 of the IRS exchange deposits. Using its "high tech, high touch" model, Customers has experienced strong growth in core deposits. Customers also utilizes wholesale deposit products, money market accounts and certificates of deposits obtained through listing services and borrowings from the FRB and FHLB as a source of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the current interest-rate environment.

Financial Products and Services
In addition to traditional banking activities, Customers provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, Customers successfully launched BankMobile, America's first mobile platform based full-service consumer bank. In June 2016, Customers acquired the Disbursement business of Higher One and subsequently combined that business with the BankMobile platform. The Disbursement business assisted higher educational institutions in their distributions of Title IV monies to students. In combining the businesses, BankMobile serviced over 2 million deposit accounts at December 31, 2020. On January 4, 2021, Customers completed the divestiture of BMT, including the Disbursement business, to MFAC. BM Technologies continues to service these deposit accounts for Customers.
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
BankMobile, as a division of Customers Bank, competed for deposit customers with traditional bank branches that may have a physical presence near the university and college campuses it served, large national banks, as well as smaller regional or local banks, with other student and disbursement businesses, both banks and prepaid card providers, local and national loan providers, and with fintech companies. BankMobile developed strategies to offer white label deposit products to commercial entities, again competing with traditional bank deposit product branch delivery channels. In 2019, BankMobile's first white label banking partnership went live, offering BankMobile's best in class banking products to the partner's broad customer base.
ESG
ESG considerations are integrated across our business and incorporated into the policies and principles that govern how we operate. We continuously seek to address some of the practical challenges in balancing short term and long term business trade offs to ensure that our stakeholders and shareholders prosper together. Our approach to ESG management includes promoting sound corporate governance, effective risk management and controls, investing in our team members and cultivating a diverse and inclusive workforce and flexible work environment, supporting and strengthening the communities in which we live, work and serve, and operating our business in a way that demonstrates our dedication to environmental sustainability. Giving back and leading with dignity are the cornerstones of our culture and identity.
Human Capital
Customers' vision is to be recognized as an outstanding financial services company creating distinct experiences for its clients, team members, shareholders, and communities. Attracting, retaining and developing qualified team members and providing them with a distinct employee experience is a key to providing a distinct client experience and is an important contributor to Customers' success.

Team Member Profile
The following table describes the composition of Customers' workforce on December 31, 2020:

Team Members
Full-time Team Members	820
Part-time Team Members	10
Total Team Members	830

Women	53%
Minorities	20%
On January 4, 2021, Customers completed the divestiture of BMT, and approximately 257 team members in the BankMobile business segment became employees of BM Technologies.
Talent Acquisition
Customers' demand for qualified candidates grows as Customers’ business grows. Building a talent pool that manages our business strategies that includes digitization and technology advancement that differentiates Customers from its competitors. Customers attracts talented individuals with a combination of competitive pay and benefits. Customers' minimum wage for entry-level positions, following a brief training period, is $15.00 per hour.
Professional Development
Customers' performance management program is an interactive practice that engages team members through performance reviews, goal setting and managers providing on-going feedback to their team members. Customers offers a variety of programs to help team members learn new skills, establish and meet personalized development goals, take on new roles and become better leaders.
Team Member Engagement
Customers recognizes that team members who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the company. On a regular basis, Customers solicits team member feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed with the executive management team and are used to update team member programs, initiatives, and communications. Customers has a number of other engagement initiatives, including quarterly town hall meetings with Customers' Chief Executive Officer and other senior leaders.
Additionally, team member engagement initiatives include a robust wellness program where team members can participate in individual and team challenges, both physical as well as health-related educational subjects. Participation in the wellness program has a multi-tiered reward system. All team members are also eligible to participate in CUBI University – a self-paced educational platform which includes TED talks, online learning courses, podcasts and recommended articles. Customers provides tuition assistance to team members pursuing higher education. Lastly, we use Officevibe to survey our team members on a periodic basis on subject matters relating to their work environment, managers, and work life balance.
Other team member initiatives include:
a.Day of Learning in which team members are granted up to 8 hours paid time off to participate in a course, seminar, or class in education.
b.Team Member Referral Program is a strategy and initiative that monetarily rewards team members for successfully referring highly qualified candidates for open positions.
c.Matching Gift Program recognizes the need for individual and corporate support of charitable organizations and, for this reason Customers will match the financial contributions of active team members up to $500 annually.
d.Community Service Day in which team members can earn up to 8 hours paid time off for participating in a qualifying event of community service.
Turnover remains below 10% for the third year in a row.

Succession Planning
Customers is focused on facilitating internal succession by fostering internal mobility, enhancing its talent pool through professional development programs, and structuring its training program to teach skills for 21st century banking.
We have a structured leadership competency measurement program which has recently been rolled out to the entire company with training opportunities included in the rollout.
COVID-19 Response

As the threat of COVID-19 pandemic became clear, we launched a strategy on March 18 ,2020 to protect the health and safety of our Team Members while staying in close communication with all of our customers to ensure all needs were being met quickly and safely. This strategy initially included closing some branches, keeping drive-thru windows and ATMs available while ensuring branch appointments for customers were available in key locations. On November 20, 2020, we decided, with the surge in COVID-19 throughout our markets to institute appointment-only service in all branch locations.
Customers established a Coronavirus Assistance hotline for team members to call if they needed assistance with food delivery, medication pick-up, or anything else. Team members volunteered to run errands for fellow team members.
In addition, Customers took significant steps to introduce collaborative technology including Microsoft Teams, which enabled more than 85% of our team members to work remotely.
Customers enhanced its Paid Time Off Carry over policy from 1 to 2 weeks and extended the period in which team members were able to use this carry over time.
Other actions taken in response to COVID-19 includes: all team members receiving a gift card to help manage their remote expenses. Customers established COVID-19 specific no interest loans to team members. Also, Customers granted a Financial First Responders Day providing a holiday with pay and a $100 gift card.
In July 2020, Customers moved to phase 1 of its roadmap, under which the branch network continued to operate with appointment-only lobby access and staffing levels at non-branch facilities were capped at 25% of normal occupancy. In January 2021, Customers communicated to team members that it will remain in phase 1 of its return-to-work roadmap through second quarter 2021. Customers will develop a multi-tiered return to work plan once the vaccine is widely available later this year.
Customers developed a company-wide Code of Commitment for all team members to read and acknowledge as well as a Managers Tool Kit to facilitate consistent handling of issues as they arose during this difficult time.
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

At December 31, 2019, Customers Bank exceeded the $10 billion asset threshold, and accordingly, became subject to the supervision, examination and enforcement jurisdiction of the CFPB in 2020. Additionally, the Bank became subject to higher FDIC premium assessments applicable to institutions with assets exceeding $10 billion in assets and the loss, effective as of July 1, 2020 of the small issuer exemption under the Durbin Amendment to the Dodd-Frank Act, thereby limiting interchange income to $0.21 per transaction plus 5 basis points multiplied by the value of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions.
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
For purposes of the capital requirements, “Tier 1,” or “core,” capital is defined to include common shareholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier 2,” or “qualifying supplementary,” capital is defined to include a bank’s ACL up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.
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
The final rules set forth certain changes for the calculation of risk-weighted assets, which were required to be utilized as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit-risk exposure categories and risk weights and also addressed:
(i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act;
(ii) revisions to recognition of credit-risk mitigation;
(iii) rules for risk weighting of equity exposures and past-due loans;
(iv) revised capital treatment for derivatives and repo-style transactions;
(v) the option to use a formula-based approach referred to as the simplified supervisory formula approach to determine the risk weight of various securitization tranches in addition to the previous “gross-up” method (replacing the credit ratings approach for certain securitization); and
(vi) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advanced approach rules” that apply to banks with greater than $250 billion in consolidated assets.
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
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below.
In April 2020, the U.S. federal banking regulatory agencies issued an interim final rule that permits banks to exclude the impact of participating in the SBA PPP program in their regulatory capital ratios. Specifically, PPP loans are zero percent risk weighted and a bank can exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for purposes of calculating the Tier 1 capital to average assets ratio (i.e. leverage ratio). Customers applied this regulatory guidance in the calculation of its regulatory capital ratios.
As of December 31, 2020 and 2019, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to “NOTE 18 – REGULATORY CAPITAL” to the consolidated financial statements.
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
On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the PPPLF and MMLF. Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution's deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF. Further, on October 20, 2020, the FDIC issued a final rule to allow institutions that experienced temporary growth, from participation in the PPPLF and/or MMLF, to determine whether they are subject to the requirements of Part 363 of the FDIC's regulations (which imposes annual audit and reporting requirements on insured depository institutions with $500 million or more in consolidated total assets) for fiscal years ending in 2021 based on the consolidated assets of December 31, 2019.
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

Consumer Financial Protection Laws and Enforcement. The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and installment financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the ECOA, TILA, the Truth in Savings Act, HMDA, RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. Customers is subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, the HUD, and other regulators. Fair lending laws include ECOA and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Failure to comply with these and similar statutes and regulations can result in Customers Bancorp becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

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
The BHC Act requires the Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. In addition, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not do so.
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

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective April 1, 2020) that clarifies and codifies the Federal Reserve’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

Applications under the BHC Act and the CBCA are subject to review, based upon the record of compliance of the applicant with the CRA.
The Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHC Act.  Further, under Section 106 of the 1970 amendments to the BHC Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services.  The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtains additional credit or service from the bank, or on the condition that the customer not obtain other credit or service from a competitor.
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
Item 1A.    Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and a summary of the significant risk factors is set forth below. These risks are discussed in more detail following this summary and should be read together with this summary and considered along with other information contained in this report before investing in our securities.
•Risks related to the Bancorp's banking operations:
◦Risks associated with our lending activities and effective management of credit risks in our loan and lease portfolio;
◦Risks related to maintaining an appropriate level of ACL;
◦Risks associated with our investment securities portfolio including market and credit risks and the uncertainties surrounding macroeconomic conditions;
◦Risks related to planned changes in the composition of our loan portfolio including our emphasis on commercial and industrial, commercial real estate, consumer, and mortgage warehouse lending;
◦Risks associated with maintaining sufficient liquidity including our ability to gather, grow and retain our lower cost deposits;
◦Risks and uncertainties associated with the effectiveness of our business strategies, operations, and technology in managing growth and maintaining profitability;
◦Risks related to changes to estimates and assumptions made by management in preparing financial statements. These changes could adversely affect our business, operating results, reported assets and liabilities, financial condition and capital levels;
◦Risks related to changes in accounting standards and policies which can be difficult to predict and can materially impact how we record and report our financial results;
◦Risks related to our geographic concentration in the Northeast and Mid-Atlantic regions;
◦Risks related to our dependency on our executive officers and key personnel to implement our strategy and our ability to retain their services;
◦Risks related to significant competition from other financial institutions and financial services providers;
◦Risks related to the uncertainty about reference rate reform;
◦Risks associated with our dependency on our information technology and telecommunications systems and third-party servicers including exposures to systems failures, interruptions or breaches of security;
◦Risks associated with the loss of, or failure to adequately safeguard, confidential or proprietary information;

•Risks related to the divestiture of BMT:
◦Risks associated with BM Technologies after completion of the merger of BMT with Megalith Financial Acquisition Corp. through our various service and loan agreements with BM Technologies;
•Risks related to the COVID-19 pandemic, climate change and macroeconomic conditions:
◦Risks related to worsening general business and economic conditions which could materially and adversely affect us;
◦Risks associated with the COVID-19 pandemic including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
◦Risks related to the SBA’s PPP program and PPP loans remaining on our balance sheet;
◦Risks related to climate change and related legislative and regulatory initiatives on our business;
•Risks related to the regulation of our industry:
◦Risks associated with the highly regulated environment in which we operate, including the effects of heightened regulatory and supervisory requirements applicable to banks with assets in excess of $10 billion;
◦Risks related to maintaining adequate regulatory capital to support our business strategies including the long-term impact of the new regulatory capital standards and the capital rules on U.S. banks;
◦Risks related to our use of third-party vendors and our other ongoing third-party business relationships which are subject to increasing regulatory requirements and attention;
◦Risks associated to us being subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations. Our failure to comply with such laws and regulations or to adequately address any matters identified during these examinations could materially and adversely affect us;
◦Risks related to reviews performed by the Internal Revenue Service and state taxing authorities for the fiscal years that remain open for investigation and potential changes in U.S. federal, state or local tax laws;
•Risks related to our securities:
◦Risks related to our voting common stock;
◦Risks related to our fixed-to-floating-rate non-cumulative perpetual preferred stock, Series C, Series D, Series E and Series F; and
◦Risks related to our senior notes and subordinated notes.
•General risk factors
Risks Related to the Bancorp’s Banking Operations
Our business is highly susceptible to credit risk. If our ACL is insufficient to absorb losses in our loan and lease portfolio, our earnings could decrease.
Lending money is a substantial part of our business, and each loan and lease carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•the financial condition and cash flows of the borrower and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan or lease;
•the discount on the loan at the time of its acquisition;

•the duration of the loan or lease;
•the credit history of a particular borrower; and
•changes in current and future economic and industry conditions.
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

Management makes various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of our borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases. As described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to our audited financial statements, on January 1, 2020, Customers adopted ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The adoption resulted in an increase of $79.8 million to the beginning balance of our ACL. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model required under current GAAP, which delayed recognition until it was probable a loss had been incurred. The CECL model may create more volatility in the level of our reserves. At December 31, 2020, Customers' ACL totaled $144.2 million, which represented 1.90% of total loans and leases held for investment (excluding loans receivable, mortgage warehouse at fair value and loan receivable, PPP), a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, LOANS AND LEASES, Credit Risk."
In determining the amount of the ACL, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans and leases, trends and absolute levels in delinquent loans and leases, trends in risk ratings, trends in industry and Customers' charge-offs by particular segments and changes in current and future economic and business conditions affecting our lending areas and the national economy, including the impact of the COVID-19 pandemic. If our assumptions are incorrect, our ACL may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in additions to the ACL.
Management reviews and re-estimates the ACL quarterly. Additions to our ACL as a result of management's reviews and re-estimates could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our ACL and may require us to increase our ACL by recognizing additional provisions for loan and lease losses charged to expense, or to decrease our ACL by recognizing charge-offs, net of recoveries. Any such additional provisions for credit losses for loans and leases or net charge-offs, as required by our regulators, could have a material adverse effect on our financial condition and results of operations and possible risk-based capital.
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. We elected to adopt the interim final rule.
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
As of December 31, 2020, Customers had $1.6 billion in consumer loans outstanding, or 10.3% of the total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse at fair value and loans receivable, PPP, compared to $1.6 billion, or 16.2% of the total loan and lease portfolio, as of December 31, 2019.
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
As of December 31, 2020, we had $14.2 billion in commercial loans outstanding, approximately 89.8% of our total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse at fair value and loans receivable, PPP, as compared to $8.4 billion, or 83.8% of the total loan and lease portfolio, as of December 31, 2019.
Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2020, our total multi-family exposure in New York State was approximately $1.0 billion, of which approximately $0.7 billion, or 69%, was provided for loans to rent regulated properties in the multi-family community, primarily in New York City.
Federal Home Loan Bank of Pittsburgh may not pay dividends or repurchase capital stock in the future.
On December 23, 2008, the FHLB of Pittsburgh announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, impairment charges and constrained access to debt markets at attractive rates. While the FHLB resumed payment of dividends and capital stock repurchases in 2012, capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and there is no guarantee that such dividends and capital stock repurchases will continue in the future. As of December 31, 2020, the Bank held $46.1 million of FHLB capital stock.

The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and potential impairment.
As of December 31, 2020, the fair value of our investment securities portfolio was $1.2 billion. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities, structured credit products or non-agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to hold the securities until recovery in fair value, could cause credit losses and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security exists usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
During the year ended December 31, 2017, Customers recorded impairment of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2020, Customers has not concluded on a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment. The adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income (loss) and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized gain of $1.4 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2020. At December 31, 2020, the fair value of the Religare equity securities was $3.9 million.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. For example, we adopted ASC 326 on January 1, 2020 which replaced the incurred loss methodology for determining our provision for credit losses and the ACL with the CECL model. As discussed above, our adoption of CECL resulted in an increase to our ACL of $79.8 million. The impact of CECL in future periods will be significantly influenced by the composition, characteristics and quality of our loan and lease portfolio, as well as the current economic conditions and forecasts of macroeconomic variables utilized. Should these factors materially change, we may be required to increase or decrease our ACL which will impact our reported earnings thereby introducing additional volatility into our reported earnings.
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
LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. On November 30, 2020, the LIBOR's administrator announced a consultation on specific timing for ceasing the publication of USD LIBOR, with proposed end dates immediately following the December 31, 2021 publication for the one week and two month USD LIBOR settings, and the June 30, 2023 publication for other USD LIBOR tenors. The U.S. regulators are also encouraging banks to transition away from USD LIBOR as soon as practicable and in any event by December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the SOFR as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the SOFR in April 2018. The SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether the SOFR will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, such as the SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of Customers' LIBOR-based assets and liabilities, which include certain variable rate securities and loans, leases, cash flow hedges, derivatives not designated as hedging instruments, subordinated debt, and Customers' outstanding preferred stock;
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
The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment securities portfolios, asset-liability management, and business, is uncertain.
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

Breaches of security measures, computer viruses or malware, fraudulent activity and infrastructure failures could materially and adversely affect our reputation or harm our business including the unauthorized access to or disclosure of data relating to BMT serviced deposit account holders.
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
In addition, our student account holders disclose certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or team members acting unlawfully or contrary to our policies or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored or processed by third-party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.
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
Prior to our acquisition of the Disbursement business, the Federal Reserve Board and FDIC took regulatory enforcement action against Higher One, which subjected us to regulatory inquiry and potential regulatory enforcement action, which may result in liabilities adversely affecting our business, financial conditions and/or results of operations or in reputational harm even after BMT's divestiture.
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
Although we currently do not have any agreements or understandings with respect to business acquisitions, we regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash or other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:
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
Although we currently do not have any agreements or understandings with respect to business acquisitions, we may in the future seek to complement and expand our business by pursuing strategic acquisitions of community banking franchises and other businesses. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:
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
As previously disclosed, in November 2018, Customers determined that its previously issued consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015, the related report of BDO included in the 2017 Form 10-K filed on February 23, 2018, and interim consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the three and six months ended June 30, 2018 and 2017 (collectively, the "Affected Periods"), should no longer be relied upon because of misclassifications of cash flow activities associated with Customers' commercial mortgage warehouse lending activities between operating and investing activities on its consolidated statements of cash flows because the related loan balances were incorrectly classified as held for sale rather than held for investment on its consolidated balance sheets. These misclassifications had no effect on total cash balances, total loans, the ACL, total assets, total capital, regulatory capital ratios, net interest income, net interest margin, net income to shareholders, basic or diluted EPS, return on average assets, return on average equity, the efficiency ratio, asset quality ratios or any other key performance metric, including non-GAAP performance metrics, that Customers routinely discusses with analysts and investors. Customers filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2018 and June 30, 2018 on November 30, 2018 to present the restated financial statements and related disclosures.
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
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 18.3% of total deposits at December 31, 2020. Our gross loan to deposit ratio was 140.0% at December 31, 2020, and our loan to deposit ratio excluding the commercial mortgage warehouse and PPP loan portfolio was 67.3% at December 31, 2020. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. Because 5.8% of our deposit base as of December 31, 2020 was time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of these deposits currently pay interest at above-market rates. As of December 31, 2020, $0.5 billion, or 79.7%, of our total time deposits, are scheduled to mature through December 31, 2021. We are working to transition certain of our customers to lower- cost traditional bank deposits as higher-cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, customers, particularly those who may maintain deposits in excess of insured limits, continue to be concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Certain deposit balances associated with the BankMobile business segment can vary over the course of the year based on student enrollment and the timing of deposits made into those accounts, with seasonal inflows at the start of each semester that are drawn down until the following semester. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity.
Competitors’ technology-driven products and services and improvements to such products and services may adversely affect our ability to generate core deposits through mobile banking.
Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture, mobile and digital banking. These technological advances are intended to allow us to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.
We may incur losses due to minority investments in other financial institutions or related companies.
From time to time, we may make or consider making minority investments in other financial institutions or technology companies in the financial services business. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, which is a diversified financial services company in India, represents such an investment. In fourth quarter 2016, we announced our decision to exit our investment in Religare. As a result of that decision, we recorded an impairment loss of $7.3 million in earnings in fourth quarter 2016 and adjusted our cost basis of the Religare securities to their estimated fair value of $15.2 million at December 31, 2016. During the year ended December 31, 2017, Customers recorded impairment losses of $12.9 million related to its equity holdings in Religare for the full amount of the decline in fair value from the cost basis established at December 31, 2016 through September 30, 2017, because Customers no longer had the intent to hold these securities until a recovery in fair value. At December 31, 2020, Customers has not concluded on a tax strategy in place capable of generating sufficient capital gains to utilize any capital losses resulting from the Religare impairment. The adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018 resulted in a cumulative effect adjustment to Customers' consolidated balance sheet with a $1.0 million reduction in accumulated other comprehensive income (loss) and a corresponding increase in retained earnings related to the December 31, 2017 unrealized gain on the Religare equity securities. In accordance with the new accounting guidance, changes in the fair value of the Religare equity securities since adoption are recorded directly in earnings, which resulted in an unrealized loss of $1.6 million being recognized in other non-interest income in the accompanying consolidated statements of income for the year ended December 31, 2018. As of December 31, 2020, the fair value of the Religare equity securities was $3.9 million, which resulted in an unrealized gain of $1.4 million being recognized in other non-interest income in the consolidated statements of income for the year ended December 31, 2020. Future declines in the market price per share of the Religare common stock and adverse changes in foreign currency exchange rates, may have an adverse effect on our financial condition and results of operations.
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
Risks related to the divestiture of BMT
We will continue to face the risks and challenges associated with BM Technologies after completion of the merger of BMT with Megalith Financial Acquisition Corp.
On January 4, 2021, we completed the divestiture of BMT through the merger of BMT with MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Our agreement with MFAC relating to the merger of BMT and MFAC was amended to provide that the shares issuable by MFAC in connection with the merger would be issued directly to Customers Bancorp shareholders rather than being issued to and held by us. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. BM Technologies also assumed BMT's borrowing from us of approximately $12.2 million as a result of the transaction. This borrowing was further paid down to $5.4 million as of February 26, 2021. We will continue to face the risks and challenges associated with BM Technologies through these agreements. For example, the need to provide transition services to BM Technologies, Inc. may result in the diversion of resources and management's focus. We are also exposed to potential liabilities to the acquirer under the contractual provisions such as representation, warranties and indemnities. If we are unable to address and manage these risks, our business, financial condition and results of operations could be adversely affected.
Risks related to the COVID-19 Pandemic and Macroeconomic Conditions
Worsening general business and economic conditions could materially and adversely affect us.
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
In addition, the U.S. economy contracted into a recession in the first half of 2020, primarily driven by the COVID-19 pandemic. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. In addition to the Federal Reserve reducing the target federal funds rate, Congress passed the CARES Act that included an estimated $2 trillion stimulus package. Although the U.S. economy began to recover in third quarter 2020 as social distancing policies loosened, economic metrics in fourth quarter 2020 indicate an uneven path to recovery. In December 2020, Congress amended the CARES Act with the CAA to provide an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections. Conditions related to inflation, recession, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect our financial condition and results of operations.
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

Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan and lease portfolios and has increased and could further increase our ACL, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have also enacted hardship relief assistance for customers experiencing financial difficulty as a result of COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. In addition, we are a lender for the SBA's PPP and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs, including the new round of PPP under the CAA, are new and their effects on Customers' business are uncertain. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to business operations, industry/market, our securities and credit, or risks described in our other filings with the SEC.
We are a participating lender in SBA’s PPP program and have originated a significant number of loans under this program, which may result in a material amount of PPP loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.
The PPP, originally established under the CARES Act and extended under the Economic Aid Act and CAA, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5th. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.
As of December 31, 2020, we had PPP loans with outstanding balances of $4.6 billion. Considering our immediate response to originate PPP loans, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has recently streamlined the loan forgiveness process for loans $50,000 or less, it has taken longer than initially anticipated for the SBA to finalize the forgiveness processes. On January 19, 2021, the SBA increased the streamlined loan forgiveness process to loans $150,000 or less. Thus, absent regulatory relief, extended forbearance waiting times due to SBA-related delays are likely. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Additionally, the PPP loans are not secured by an interest in a borrower's assets or otherwise backed by personal guarantees. We will continue to face increased operational demands and pressures as we monitor and service our PPP loan portfolio, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults. Further, the second rollout of the PPP may lead to further regulatory action on behalf of the SBA and/or further operational demands, pressures and risk of borrower defaults. We may also be subject to litigation and claims by borrowers under the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies.
Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives are expected to continue under the new administration, including potentially increasing supervisory expectations with respect to banks' risk management practices, accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require Customers to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to Customers. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our team member base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Risks Related to the Regulation of Our Industry
Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate, including the effects of heightened regulatory requirements applicable to banks with assets in excess of $10 billion.
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

Because our total assets exceeded $10 billion at December 31, 2019, we and our bank subsidiary became subject to increased regulatory requirements in 2020. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the Biden Administration is uncertain, and we cannot predict the impact, if any, changes to the CFPB may have on our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, as of July 1, 2020, our bank subsidiary is limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange reduced our revenues in 2020, and will continue to affect our results of operations for the duration of the Deposit Servicing Agreement with BM Technologies.

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
We regularly use third-party vendors as part of our business and have other ongoing business relationships with other third parties, including BM Technologies after the completion of the divestiture of BMT on January 4, 2021. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulation requires us to perform enhanced due diligence, perform ongoing monitoring and control our-third party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our-third party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the latest financial crisis and due to COVID-19 pandemic and related federal and state government responses, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including our origination and servicing of PPP loans and granting of deferments under the CARES Act, as amended by the CAA, and the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus. We may, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows, depending on, among other factors, the level of our earnings for that period and could have a material adverse effect on our business, financial condition or results of operations.
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
We participate in various U.S. Government agency guarantee programs, including PPP and other programs operated by the SBA. We are responsible for following all applicable U.S. Government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk to which we would not otherwise have been exposed or underwritten as part of our origination process for U.S. Government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. Government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, financial condition or results of operations.
Taxes
Reviews performed by the Internal Revenue Service and state taxing authorities for the fiscal years that remain open for investigation may result in a change to income taxes recorded in our consolidated financial statements and adversely affect our results of operations.
We are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2017. Customers is currently under audit by New York for the 2015-2017 tax years and by New York City for the 2016-2017 tax years. The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.

Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.

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
In addition, a number of the changes to the Code were introduced through the CARES Act and the CAA, and some of the provisions are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code. Also, the current administration has indicated it may propose increases to the federal corporate statutory tax rate. An increase in the federal corporate tax rate may increase our tax provision expense. We are unable to predict whether these changes, or other proposals, will ultimately be enacted.
Risks Related to Our Securities
Risks Related to Our Voting Common Stock
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
At December 31, 2020, we are not required to issue any additional equity securities to existing holders of our common stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of common stock, and such issuances or the perception of such issuances may reduce the market price of our common stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.
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
As of December 31, 2020, our directors and executive officers, as a group, owned a total of 2,588,734 shares of common stock and exercisable options to purchase up to an additional 679,701 shares of common stock, which potentially gives them, as a group, the ability to control approximately 10.31% of the outstanding common stock.  In addition, a director of Customers Bank who is not a director of Customers Bancorp owns an additional 44,430 shares of common stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 10.45% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors' decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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
Risks Related to Our Fixed-to-Floating-Rate Non-Cumulative Perpetual Preferred Stock, Series C, Series D, Series E and Series F
The shares of our Series C, Series D, Series E and Series F Preferred Stock are equity securities and are subordinate to our existing and future indebtedness.
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
Risks Related to Our Senior Notes and Subordinated Notes
Our 4.5% Senior Notes, 3.95% Senior Notes, 6.125% Subordinated Notes and 5.375% Subordinated Notes contain limited covenants.
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
General Risk Factors
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
Although we made profit for the years 2011 through 2020, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional team member compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Customers leases its Corporate headquarters located at 701 Reading Avenue, West Reading, PA 19611, and its Bank headquarters at 99 Bridge St., Phoenixville, PA 19460. Customers also leases all of its branches, limited purpose, and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
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

As of February 26, 2021, there were approximately 362 registered shareholders of Customers Bancorp's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Special Dividends of BM Technologies, Inc. Common Stock
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BankMobile Technologies, Inc., a wholly owned subsidiary of Customers Bank, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of Megalith Financial Acquisition Corp. ("MFAC"), pursuant to an Agreement and Plan of Merger, dated August 6, 2020, as amended, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank and Customers Bancorp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” and began trading on the NYSE under the ticker symbol "BMTX".
Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 received an aggregate of 4,876,387 shares of BM Technologies' common stock in the form of special dividend. Each holder of Customers common stock was entitled to receive 0.15389 shares of BM Technologies' common stock for each share of Customers common stock held as of the close of business on December 18, 2020. No fractional shares of BM Technologies' common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share. Certain team members of BMT also received 1,348,748 shares of BM Technologies' common stock as severance.
Issuer Purchases of Equity Securities
Customers Bancorp did not purchase any shares of its common stock during the year ended December 31, 2020 pursuant to an existing stock repurchase plan.

EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2020, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	3,540,252	$21.32	1,719,901

Equity Compensation Plans Not
Approved by Security Holders (3)	300,000	N/A	—
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
(3)Relates to an initial inducement award of 300,000 restricted stock units in connection with an executive appointment during 2020. The grant of the restricted stock units was made outside of the Customers Bancorp Inc. 2019 Plan and approved by the independent members of Customers Board of Directors including all of the members of its Compensation Committee.
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2015 to December 31, 2020, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2015 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

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

(dollars in thousands, except per share information)	2020	2019	2018	2017	2016

For the Years Ended December 31,
Interest income	$543,304	$463,739	$417,951	$372,850	$322,539
Interest expense	139,616	186,429	160,074	105,507	73,042
Net interest income	403,688	277,310	257,877	267,343	249,497
Provision for credit losses on loans and leases	62,774	24,227	5,642	6,768	3,041
Total non-interest income	101,734	80,938	58,998	78,910	56,370
Total non-interest expense	266,690	231,901	220,179	215,606	178,231
Income before income tax expense	175,958	102,120	91,054	123,879	124,595
Income tax expense	43,380	22,793	19,359	45,042	45,893
Net income	132,578	79,327	71,695	78,837	78,702
Preferred stock dividends	14,041	14,459	14,459	14,459	9,515
Net income available to common shareholders	$118,537	$64,868	$57,236	$64,378	$69,187
Earnings per common share:
Basic earnings per common share	$3.76	$2.08	$1.81	$2.10	$2.51
Diluted earnings per common share	$3.74	$2.05	$1.78	$1.97	$2.31
At Period End
Total assets	$18,439,248	$11,520,717	$9,833,425	$9,839,555	$9,382,736
Cash and cash equivalents	693,354	212,505	62,135	146,323	264,709
Investment securities available for sale, at fair value	1,210,285	595,876	665,012	471,371	493,474
Loans held for sale	79,086	486,328	1,507	146,077	695
Loans receivable, mortgage warehouse, at fair value	3,616,432	2,245,758	1,405,420	1,793,408	2,116,815
Loans receivable, PPP	4,561,365	—	—	—	—
Loans and leases receivable	7,575,368	7,318,988	7,138,074	6,768,258	6,154,637
Allowance for credit losses on loans and leases	144,176	56,379	39,972	38,015	37,315
Deposits	11,309,929	8,648,936	7,142,236	6,800,142	7,303,775
Borrowings (1)	5,820,447	1,692,745	1,667,918	2,062,237	1,147,706
Shareholders’ equity (2)	1,117,086	1,052,795	956,816	920,964	855,872
Tangible common equity (3)	885,317	820,129	722,846	687,198	620,780
Selected Ratios and Share Data
Return on average assets	0.85%	0.74%	0.69%	0.77%	0.86%
Return on average common equity	14.55%	8.30%	7.90%	9.38%	12.41%
Book value per common share	$28.37	$26.66	$23.85	$22.42	$21.08
Tangible book value per common share (3)	$27.92	$26.17	$23.32	$21.90	$20.49
Common shares outstanding	31,705,088	31,336,791	31,003,028	31,382,503	30,289,917
Net interest margin, tax equivalent (3)	2.71%	2.75%	2.58%	2.73%	2.84%
Equity to assets	6.06%	9.14%	9.73%	9.36%	9.12%
Tangible common equity to tangible assets (3)	4.80%	7.13%	7.36%	7.00%	6.63%
Common equity Tier 1 capital to risk-weighted assets – Customers Bancorp, Inc.	8.08%	7.98%	8.96%	8.81%	8.49%
Common equity Tier 1 capital to risk-weighted assets – Customers Bank	10.62%	11.32%	12.82%	13.08%	11.63%
Tier 1 risk-based capital ratio – Customers Bancorp, Inc.	9.92%	10.10%	11.58%	11.58%	11.41%

Tier 1 risk-based capital ratio – Customers Bank	10.62%	11.32%	12.82%	13.08%	11.63%
Total risk-based capital ratio – Customers Bancorp, Inc.	11.86%	12.21%	13.01%	13.05%	13.05%
Total risk-based capital ratio – Customers Bank	12.06%	12.93%	14.62%	14.96%	13.61%
Tier 1 leverage ratio – Customers Bancorp, Inc.	8.60%	9.26%	9.67%	8.94%	9.07%
Tier 1 leverage ratio – Customers Bank	9.21%	10.38%	10.70%	10.09%	9.23%
Asset Quality
Non-performing loans	$70,508	$21,346	$27,494	$26,415	$17,792
Non-performing loans to loans and leases receivable (4)	0.93%	0.29%	0.39%	0.39%	0.29%
Non-performing loans to total loans and leases receivable	0.45%	0.21%	0.32%	0.30%	0.22%
Other real estate owned	$57	$173	$816	$1,726	$3,108
Non-performing assets (5)	$71,175	$21,519	$28,310	$28,141	$20,900
Non-performing assets(5) to total assets	0.39%	0.19%	0.29%	0.29%	0.22%
Allowance for credit losses on loans and leases to loans and leases receivable (6)	1.90%	0.77%	0.56%	0.56%	0.61%
Allowance for credit losses on loans and leases to non-performing loans	204.48%	264.12%	145.38%	143.91%	209.73%
Net charge-offs	$54,807	$7,820	$3,685	$6,068	$1,662
Net charge-offs to average total loans and leases receivable	0.41%	0.08%	0.05%	0.09%	0.03%
(1)Borrowings includes FHLB advances, Federal funds purchased, PPPLF, subordinated debt and other borrowings.
(2)Includes a decrease to retained earnings of $61.5 million, net of taxes, for the cumulative effect of adopting the CECL methodology on January 1, 2020.
(3)Non-GAAP measure. Please refer to the reconciliation schedules that follow this table.
(4)Loans and leases receivable as of December 31, 2020 excludes loans receivable, PPP. Non-GAAP measure. Please refer to the reconciliation schedules in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, LOANS AND LEASES, Asset Quality".
(5)Non-performing assets includes OREO of $57 thousand and $610 thousand of repossessed assets as of December 31, 2020.
(6)Excludes loans receivable, mortgage warehouse, at fair value, and loans receivable, PPP, both of which are not evaluated for impairment and do not have an ACL. The ACL for December 31, 2020 was calculated using the CECL methodology effective January 1, 2020. Non-GAAP measure. Please refer to the reconciliation schedules in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, LOANS AND LEASES, Credit Risk".

Customers’ selected financial data contains non-GAAP financial measures which include net interest margin tax equivalent, tangible common equity and tangible book value per common share, and tangible common equity to tangible assets. Management uses these non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Bancorp’s financial results and use of equity. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Customers Bancorp calculates tangible common equity by excluding intangible assets from total shareholders’ equity. Tangible book value per common share equals tangible common equity divided by common shares outstanding. The non-GAAP tax-equivalent basis uses a marginal tax rate of 26% for the year ended December 31, 2020, 2019 and 2018, and a marginal tax rate of 35% for the years ended December 31, 2017 and 2016 to approximate interest income as a taxable asset.
A reconciliation of shareholders’ equity to tangible common equity and other related amounts is set forth below.

	2020	2019	2018	2017	2016
(in thousands, except share and per share data)
Total shareholders’ equity (GAAP)	$1,117,086	$1,052,795	$956,816	$920,964	$855,872
Less: goodwill and other intangibles	(14,298)	(15,195)	(16,499)	(16,295)	(17,621)
Less: preferred stock	(217,471)	(217,471)	(217,471)	(217,471)	(217,471)
Tangible common equity (Non-GAAP)	$885,317	$820,129	$722,846	$687,198	$620,780
Shares outstanding	31,705,088	31,336,791	31,003,028	31,382,503	30,289,917
Book value per common share (GAAP)	$28.37	$26.66	$23.85	$22.42	$21.08
Less: effect of excluding intangible assets	(0.45)	(0.49)	(0.53)	(0.52)	(0.59)
Tangible book value per common share (Non-GAAP)	$27.92	$26.17	$23.32	$21.90	$20.49
Total assets (GAAP)	$18,439,248	$11,520,717	$9,833,425	$9,839,555	$9,382,736
Less: goodwill and other intangibles	(14,298)	(15,195)	(16,499)	(16,295)	(17,621)
Total tangible assets (Non-GAAP)	$18,424,950	$11,505,522	$9,816,926	$9,823,260	$9,365,115

Equity to assets (GAAP)	6.06%	9.14%	9.73%	9.36%	9.12%
Tangible common equity to tangible assets (Non-GAAP)	4.80%	7.13%	7.36%	7.00%	6.63%
A reconciliation of net interest income to net interest income tax equivalent and other related amounts is set forth below.

	2020	2019	2018	2017	2016
(dollars in thousands)
Net interest income (GAAP)	$403,688	$277,310	$257,877	$267,343	$249,497
Tax-equivalent adjustment	874	735	685	645	390
Net interest income tax equivalent (Non-GAAP)	$404,562	$278,045	$258,562	$267,988	$249,887
Average total interest earning assets	$14,933,317	$10,123,708	$10,011,799	$9,820,762	$8,791,304

Net interest margin (GAAP)	2.70%	2.74%	2.58%	2.72%	2.84%
Net interest margin, tax equivalent (Non-GAAP)	2.71%	2.75%	2.58%	2.73%	2.84%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with "Business - Executive Summary" and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2020. For the comparison of the years ended December 31, 2019 and 2018, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.
Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. Customers' primary source of funds for making these loans and investments are its deposits and borrowings, on which it pays interest.  Consequently, one of the key measures of Customers' success is the amount of its net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the difference between the interest income generated by interest-earning assets and the interest expense on interest-bearing liabilities, relative to the amount of average interest-earning assets, which is referred to as net interest margin.
BankMobile, a division of Customers Bank, derived a majority of its revenue from interest income on installment loans, interchange and card revenue and deposit fees. On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income will remain with Customers Bank after the completion of the divestiture. Beginning in first quarter 2021, BMT's historical financial results for periods prior to the divestiture will be reflected in Customers Bancorp’s results of operations as discontinued operations. Customers Bancorp's financial condition as of December 31, 2020 and the results of its operations for the years ended December 31, 2020, 2019 and 2018 included the assets and liabilities and financial results of BankMobile. As a result of the divestiture, Customers' interchange income, deposit account fees and subscription fees are expected to decrease. In addition, Customers' non-interest expenses, such as salaries and employee benefits, technology, professional services, merger and acquisition related expenses and other non-interest expenses, including reimbursements from the white label relationship associated with BMT are expected to decrease. In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers will continue to incur non-interest expenses associated with these agreements with BM Technologies in the future. See NOTE 26 – SUBSEQUENT EVENTS to Customers Bancorp's audited financial statements for additional information.
There is credit risk inherent in all loans, so Customers maintains an ACL to absorb probable losses on existing loans and leases that may become uncollectible.  Customers maintains this allowance by charging a provision for credit losses against its operating earnings.  Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES to Customers' audited financial statements.
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
Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in the coming months. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers has modified its business practices, including restricting team member travel, directing team members to work from home insofar as is possible and implementing its business continuity plans and protocols to the extent necessary. Customers also has made donations that have resulted in more than $1 million, either directly or indirectly, to communities in its footprint for urgent basic needs and has been re-targeting existing sponsorship and grants to nonprofit organizations to support COVID-19 related activities.
On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. However, on December 27, 2020, the CAA was signed into law, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. As of December 31, 2020, Customers has helped thousands of small businesses by originating about $5.0 billion in PPP loans directly or through fintech partnerships. Customers also began accepting applications for the new round of PPP loans on January 11, 2021.

In response to the COVID-19 pandemic, Customers has also implemented a loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of December 31, 2020, total commercial deferments declined to $202.1 million, or 1.8% of total loans and leases, excluding PPP loans, from a peak of $1.2 billion earlier in 2020 and total consumer deferments declined to $16.4 million, or 0.1% of total loans and leases, excluding PPP loans. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the following reconciliation schedule.

December 31,
(dollars in thousands)	2020
Loans held for sale (GAAP)	$79,086
Loans receivable, mortgage warehouse, at fair value (GAAP)	3,616,432
Loans and leases receivable (GAAP)	12,136,733
Total loans and leases receivable (GAAP)	15,832,251
Less: Loans receivable, PPP	4,561,365
Total loans and leases, excluding PPP (Non-GAAP)	$11,270,886

Commercial deferments (GAAP)	$202,100
Consumer deferments (GAAP)	$16,400

Commercial deferments to total loans and leases, excluding PPP (Non-GAAP)	1.8%
Consumer deferments to total loans and leases, excluding PPP (Non-GAAP)	0.1%

The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB has also established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. While Customers has not participated in all of these facilities or programs to date, it may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers at various times in the future. As of December 31, 2020, Customers had $4.4 billion in borrowing from the PPPLF.

Significant uncertainties as to future economic conditions exist, and Customers has taken deliberate actions in response, including higher levels of on-balance sheet liquidity and maintaining strong capital ratios. Additionally, the economic pressures, coupled with the implementation of an expected lifetime loss methodology for determining our provision for credit losses as required by CECL have contributed to an increased provision for credit losses on loans and leases and off-balance sheet credit exposures in first quarter 2020. Customers continues to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and the CAA; however, the extent to which the COVID-19 pandemic will impact Customers' operations and financial results during 2021 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted, including CECL, or issued accounting guidance will have on us, refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements.
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
The critical accounting policy that is both important to the portrayal of Customers' financial condition and results of operations and require complex, subjective judgments is the ACL. This critical accounting policy and material estimate, along with the related disclosures, are reviewed by Customers' Audit Committee of the Board of Directors.
Allowance for Credit Losses
Customers' ACL at December 31, 2020 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modeled credit loss estimates, nature and volume of the loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios to arrive at a composite scenario supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management's best estimate of expected credit losses.
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
The increase in our estimated ACL as of December 31, 2020 as compared to our January 1, 2020 estimate was primarily attributable to the significant economic impact of COVID-19 and the related federal stimulus from the federal government, along with loan growth in Customers' commercial and consumer loan portfolios. The total reserve build for the ACL for the year ended December 31, 2020 was $6.9 million, for an ending balance of $146.5 million ($144.2 million for loans and leases and $2.3 million for unfunded lending-related commitments) as of December 31, 2020.
To determine the ACL as of December 31, 2020, Customers utilized the Moody's December 2020 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2020 assumed continued improvement in forecasts of macroeconomic conditions compared to the previous earlier forecasts of macroeconomic conditions used by Customers during 2020; the Federal Reserve maintaining a target range for the fed funds rate at 0% to 0.25% until the second half of 2023; and an additional $908 billion of stimulus from the federal government. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
One of the most significant judgments influencing the ACL is the macro-economic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macro-economic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths being significantly above the Baseline projections, leading to a much slower re-opening of the economy. Under this scenario, as an example, the unemployment rate remains elevated for a prolonged period and is estimated to remain at 9.0% and 9.1% at the end of 2021 and 2022, respectively. These numbers represent a 2.1% and 3.1% higher unemployment estimate than Baseline scenario projections of 6.9% and 6.0%, respectively for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative allowance impact of approximately $60.8 million. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers uses a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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
For more information, see NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES to the audited financial statements.

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
The following table sets forth the condensed statements of income for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	Change	% Change
Net interest income	$403,688	$277,310	$126,378	45.6%
Provision for credit losses on loans and leases	62,774	24,227	38,547	159.1%
Total non-interest income	101,734	80,938	20,796	25.7%
Total non-interest expense	266,690	231,901	34,789	15.0%
Income before income tax expense	175,958	102,120	73,838	72.3%
Income tax expense	43,380	22,793	20,587	90.3%
Net income	132,578	79,327	53,251	67.1%
Preferred stock dividends	14,041	14,459	(418)	(2.9)%
Net income available to common shareholders	$118,537	$64,868	$53,669	82.7%

Customers reported net income available to common shareholders of $118.5 million for the year ended December 31, 2020, compared to $64.9 million for the year ended December 31, 2019. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2020 compared to the year ended December 31, 2019 were as follows:
Net interest income
Net interest income increased $126.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 as average interest-earning assets increased by $4.8 billion, partially offset by a 4 basis point decline in NIM to 2.71% for the year ended December 31, 2020. The decline in NIM resulted from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 94 basis point decline in the yield on interest-earning assets and a 117 basis point decline in the cost of interest-bearing liabilities for the year ended December 31, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was the origination of $5.0 billion (with $4.6 billion balance at December 31, 2020 and $3.1 billion average balance) in PPP loans yielding 2.10% and related PPPLF borrowings of $4.4 billion at December 31, 2020 ($2.5 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits, was 0.97% and 1.95% for the years ended December 31, 2020 and 2019, respectively.
Provision for credit losses on loans and leases
The $38.5 million increase in the provision for loan and lease losses for the year ended December 31, 2020 compared to the year ended December 31, 2019, reflects Customers' adoption of CECL and the impact of COVID-19. Upon adoption of the CECL standard on January 1, 2020, the ACL for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The ACL on loans and leases held for investment, represented 1.90% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases, Credit Risk), at December 31, 2020, compared to 0.77% at December 31, 2019.
Net charge-offs for the year ended December 31, 2020 were $54.8 million, or 41 basis points of average total loans and leases, compared to $7.8 million, or eight basis points of average total loans and leases for the year ended December 31, 2019. The increase in net charge-offs was primarily due to partial charge-offs of $25.2 million for two commercial real estate collateral dependent loans during the year ended December 31, 2020, and an increase in charge-offs of installment loans coinciding with the growth of the portfolio year-over-year.
Non-interest income
The $20.8 million increase in non-interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted primarily from $19.1 million in gains realized from the sale of AFS debt securities during the year ended December 31, 2020, $7.5 million loss on acquisition of interest-only GNMA securities during the year ended December 31, 2019, and increases of $6.1 million in commercial lease income, $4.4 million in mortgage warehouse transactional fees, $1.6 million in mortgage banking income, and $1.0 million in deposit fees. These increases were offset in part by decreases of $7.9 million in interchange and card revenue, $10.1 million in other non-interest income, and $0.8 million in gains on sale of SBA and other loans for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Non-interest expense
The $34.8 million increase in non-interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from increases of $18.4 million in salaries and employee benefits, $9.4 million in technology, communication, and bank operations, $5.8 million in FDIC assessments, non-income taxes, and regulatory fees, $5.2 million in commercial lease depreciation, $2.0 million in merger and acquisition related expenses, $1.9 million in professional services, and $1.5 million in loan workout costs. These increases were offset in part by decreases of $4.4 million in provision for operating losses, $1.8 million in advertising and promotion, and $2.6 million in other non-interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Income tax expense
Customers' effective tax rate was 24.7% for the year ended December 31, 2020 compared to 22.3% for the year the ended December 31, 2019. The increase in the effective tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the dilution of the permanent tax differences and other tax benefits as a result of increased pre-tax income.
Preferred stock dividends
Preferred stock dividends were $14.0 million and $14.5 million for the years ended December 31, 2020 and 2019, respectively. There were no changes to the amount of preferred stock outstanding during the years ended December 31, 2020 and 2019. On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.30% compared to a fixed rate of 7.00%.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2020 and 2019. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2020			2019			2020 vs. 2019
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$564,218	$3,301	0.59%	$103,833	$2,782	2.68%	$(3,613)	$4,132	$519
Investment securities (1)	836,815	24,206	2.89%	653,694	23,713	3.63%	(5,392)	5,885	493
Loans and leases:
Commercial loans to mortgage companies	2,668,642	83,043	3.11%	1,799,489	82,329	4.58%	(31,499)	32,213	714
Multi-family loans	2,020,640	77,743	3.85%	2,982,185	115,380	3.87%	(593)	(37,044)	(37,637)
Commercial and industrial loans and leases (2)	2,581,119	106,375	4.12%	2,111,181	107,267	5.08%	(22,332)	21,440	(892)
PPP loans	3,121,157	65,508	2.10%	—	—	—%	—	65,508	65,508
Non-owner occupied commercial real estate loans	1,368,684	53,480	3.91%	1,243,236	56,322	4.53%	(8,178)	5,336	(2,842)
Residential mortgages	422,696	16,137	3.82%	694,889	28,860	4.15%	(2,147)	(10,576)	(12,723)
Installment loans	1,264,255	109,762	8.68%	445,166	41,333	9.28%	(2,838)	71,267	68,429
Total loans and leases (3)	13,447,193	512,048	3.81%	9,276,146	431,491	4.65%	(88,088)	168,645	80,557
Other interest-earning assets	85,091	3,749	4.41%	90,035	5,753	6.39%	(1,702)	(302)	(2,004)
Total interest-earning assets	14,933,317	$543,304	3.64%	10,123,708	$463,739	4.58%	(108,905)	188,470	79,565
Non-interest-earning assets	671,484			543,962
Total assets	$15,604,801			$10,667,670
Liabilities
Interest checking accounts	$2,098,138	$18,707	0.89%	$955,630	$17,384	1.82%	$(12,056)	$13,379	$1,323
Money market deposit accounts	3,657,422	35,091	0.96%	3,151,328	68,676	2.18%	(43,242)	9,657	(33,585)
Other savings accounts	1,162,472	16,734	1.44%	538,375	11,421	2.12%	(4,584)	9,897	5,313
Certificates of deposit	1,357,688	21,513	1.58%	1,943,361	43,983	2.26%	(11,226)	(11,244)	(22,470)
Total interest-bearing deposits (4)	8,275,720	92,045	1.11%	6,588,694	141,464	2.15%	(79,748)	30,329	(49,419)
FRB PPP Liquidity Facility	2,537,744	8,906	0.35%	—	—	—%	—	8,906	8,906
Borrowings	1,504,760	38,665	2.57%	1,523,171	44,965	2.95%	(5,760)	(540)	(6,300)
Total interest-bearing liabilities	12,318,224	$139,616	1.13%	8,111,865	$186,429	2.30%	(119,001)	72,188	(46,813)
Non-interest-bearing deposits (4)	2,052,376			1,430,149
Total deposits and borrowings	14,370,600		0.97%	9,542,014		1.95%
Other non-interest-bearing liabilities	201,961			126,325
Total liabilities	14,572,561			9,668,339
Shareholders’ equity	1,032,240			999,331
Total liabilities and shareholders’ equity	$15,604,801			$10,667,670
Net interest earnings		$403,688			$277,310		$10,096	$116,282	$126,378
Tax-equivalent adjustment (5)		874			734
Net interest earnings		$404,562			$278,044
Interest spread			2.67%			2.63%
Net interest margin			2.70%			2.74%
Net interest margin tax equivalent (5)			2.71%			2.75%
Net interest margin tax equivalent, excluding PPP loans (6)			2.96%			2.75%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.89% and 1.76% for the years ended December 31, 2020 and 2019, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the year ended December 31, 2020 and 2019, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.
(6)Non-GAAP tax-equivalent basis, as described in note (5) for the year ended December 31, 2020 and 2019, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.
Net interest income increased $126.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 as average interest-earning assets increased by $4.8 billion primarily related to PPP loan originations, increases in installment loans, commercial loans to mortgage companies, commercial and industrial loans, investment securities, and interest earning deposits, partially offset by decreases in multi-family loans and residential mortgages. The overall average loans and leases receivable balance fluctuations were the result of Customers' strategic efforts to reduce the lower-yielding loans in the multi-family portfolio and replace them with higher-yielding commercial and industrial and installment loans.
The increase in average interest-earning assets during the year ended December 31, 2020 compared to the year ended December 31, 2019 was also offset partially by a 4 basis point decline in NIM to 2.71% for the year ended December 31, 2020, from 2.75% for the year ended December 31, 2019, resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets drove a 94 basis point decline in the yield on interest-earnings assets and an 117 basis point decline in the cost of interest-bearing liabilities for the year ended December 31, 2020. The largest shift in the mix of interest-earnings assets and interest-bearing liabilities was the origination of $4.6 billion ($3.1 billion average balance) in PPP loans yielding 2.10% and related PPPLF borrowings of $4.4 billion ($2.5 billion average balance) costing 0.35%. Customers' total cost of deposits, including interest-bearing and non-interest bearing) were 0.89% and 1.76% for the years ended December 31, 2020 and 2019, respectively.
Customers’ net interest margin tables contain non-GAAP financial measures which include net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the years ended December 31, 2020 and 2019 are set forth below.

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Net interest income (GAAP)	$403,688	$277,310
Tax-equivalent adjustment	874	735
Net interest income tax equivalent (Non-GAAP)	404,562	278,045
Loans receivable, PPP net interest income	(54,583)	—
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$349,979	$278,045

Average total interest-earning assets (GAAP)	$14,933,317	$10,123,708
Average PPP loans	(3,121,157)	—
Adjusted average total interest-earning assets (Non-GAAP)	$11,812,160	$10,123,708

Net interest margin (GAAP)	2.70%	2.74%
Net interest margin tax equivalent (Non-GAAP)	2.71%	2.75%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	2.96%	2.75%

PROVISION FOR CREDIT LOSSES
For more information about the provision and Customers' ACL methodology and loss experience, see Critical Accounting Policies and Financial Condition - Loan and Leases, Credit Risk, and Asset Quality herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION and NOTE 7 - LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES to Customers' audited financial statements.
Customers maintains an ACL to cover current expected credit losses as of the balance sheet date on loans and leases held for investment that are not reported at their fair value on a recurring basis. The ACL is increased through periodic provisions for credit losses on loans and leases that are charged as an expense on the consolidated statements of income and is reduced by charge-offs, net of recoveries.  The loan and lease portfolio is reviewed quarterly to evaluate the performance of the portfolio and the adequacy of the ACL. The ACL is estimated as of the end of each quarter and compared to the balance recorded in the general ledger, net of charge-offs and recoveries. The allowance is adjusted to the estimated ACL balance with a corresponding charge (or debit) to the provision for credit losses on loans and leases.

The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded $62.8 million and a credit of $1.1 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the year ended December 31, 2020 utilizing the CECL methodology. The $38.5 million increase in the provision for credit losses for the year ended December 31, 2020 compared to the year ended December 31, 2019 reflects Customers' adoption of CECL, the impact of reserve build for the COVID-19 pandemic and the portfolio growth. Customers adopted ASC 326 on January 1, 2020. Upon adoption, the ACL for loans and leases and lending-related unfunded commitments increased by $79.8 million and $3.4 million, respectively, with the after-tax cumulative effect recorded to retained earnings.
Net charge-offs for the year ended December 31, 2020 were $54.8 million, or 41 basis points of average total loans and leases, compared to $7.8 million, or 8 basis points of average total loans and leases for the year ended December 31, 2019. The increase in net charge-offs primarily relate to the partial charge-offs of two commercial real estate collateral dependent loans and charge-offs in consumer installment loans. The two commercial real estate collateral dependent loans were sold in August 2020 and January 2021.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2020	2019
Interchange and card revenue	$21,039	$28,941	$(7,902)	(27.3)%
Deposit fees	13,835	12,815	1,020	8.0%
Commercial lease income	18,139	12,051	6,088	50.5%
Bank-owned life insurance	7,009	7,272	(263)	(3.6)%
Mortgage warehouse transactional fees	11,535	7,128	4,407	61.8%
Gain (loss) on sale of SBA and other loans	2,009	2,770	(761)	(27.5)%
Mortgage banking income	1,693	66	1,627	2,465.2%
Loss upon acquisition of interest-only GNMA securities	—	(7,476)	7,476	(100.0)%
Gain (loss) on sale of investment securities	20,078	1,001	19,077	1,905.8%
Unrealized gain (loss) on investment securities	1,447	1,299	148	11.4%
Other	4,950	15,071	(10,121)	(67.2)%
Total non-interest income	$101,734	$80,938	$20,796	25.7%
Interchange and card revenue
The $7.9 million decrease in interchange and card revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from Customers becoming subject to the Federal Reserve's regulation limiting interchange fees for banks over $10 billion in assets beginning on July 1, 2020. The interchange and card revenue is expected to decrease in 2021 as a result of the divestiture of BMT to MFAC on January 4, 2021.
Deposit fees
The $1.0 million increase in deposit fees for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in service charges on certain deposit accounts relating to a change in the fee structure at the BankMobile segment, partially offset by lower activity volume. The deposit fees are expected to decrease significantly in 2021 as a result of the divestiture of BMT to MFAC on January 4, 2021.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers' Equipment Finance Group in which Customers is the lessor. The $6.1 million increase in commercial lease income for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $4.4 million increase in mortgage warehouse transactional fees for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the year ended December 31, 2020 compared to the year ended December 31, 2019. There can be no assurance that the refinancing activity will remain elevated for Customers to earn mortgage warehouse transactional fees in 2021 as compared to 2020.

Gain (loss) on sale of SBA and other loans
The $0.8 million decrease in gain (loss) on sale of SBA and other loans for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from a strategic initiative to retain SBA loans on our balance sheet for the first nine months of 2019. Customers resumed selling these loans in fourth quarter 2019 that generated higher gains as compared to the year ended December 31, 2020.
Mortgage banking income
The $1.6 million increase in mortgage banking income for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in unrealized gains on derivatives and gains on sales of mortgage servicing rights during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Loss on acquisition of interest-only GNMA securities
The $7.5 million decrease in loss realized upon the acquisition of interest-only GNMA securities for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted from a commercial mortgage warehouse customer that unexpectedly ceased operations in second quarter 2019. Customers took possession of the interest-only GNMA securities that served as the primary collateral for loans made to this mortgage warehouse customer. The shortfall in the fair value of the interest-only GNMA securities upon acquisition resulted in a write-down of $7.5 million in 2019. Customers views this as an isolated event that is not indicative of the overall credit quality of the mortgage warehouse portfolio. There are no other loans in the mortgage warehouse portfolio secured by interest-only securities. These securities were sold for $15.4 million with a realized gain of $1.0 million in 2020.
Gain (loss) on sale of investment securities
The $19.1 million increase in gain (loss) on sale of investment securities for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted from a $20.1 million gain realized primarily from the sale of $162.7 million of agency-guaranteed mortgage-backed securities, $110.7 million in corporate notes, and $80.0 million in government agency securities for the year ended December 31, 2020, compared to a $1.0 million gain realized from the sale of $95 million of corporate notes for the year ended December 31, 2019. There can be no assurance that Customers will realize gains on the sale of investment securities in 2021, given significant uncertainty in the capital markets and Customers’ investment strategy.
Other non-interest income
The $10.1 million decrease in other non-interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from a net negative derivative valuation adjustment of $6.4 million, due to changes in market interest rates and a negative credit valuation adjustment from an interest rate swap associated with a non-performing borrower, a market value adjustment loss on two commercial real estate collateral dependent loans held for sale of $2.6 million in 2020, and a decrease in premiums from derivatives of $1.6 million.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2020	2019
Salaries and employee benefits	$126,008	$107,632	$18,376	17.1%
Technology, communication and bank operations	52,865	43,481	9,384	21.6%
Professional services	26,965	25,109	1,856	7.4%
Occupancy	12,877	13,098	(221)	(1.7)%
Commercial lease depreciation	14,715	9,473	5,242	55.3%
FDIC assessments, non-income taxes, and regulatory fees	11,661	5,861	5,800	99.0%
Provision for operating losses	5,281	9,638	(4,357)	(45.2)%
Advertising and promotion	2,223	4,044	(1,821)	(45.0)%
Merger and acquisition related expenses	2,106	100	2,006	2,006.0%
Loan workout	3,143	1,687	1,456	86.3%
Other real estate owned	79	398	(319)	(80.2)%
Other	8,767	11,380	(2,613)	(23.0)%
Total non-interest expense	$266,690	$231,901	$34,789	15.0%
Salaries and employee benefits
The $18.4 million increase in salaries and employee benefits for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, and an increase in incentive accruals tied to Customers' overall performance.
Technology, communications, and bank operations
The $9.4 million increase in technology, communications, and bank operations expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from the continued investment in the white label relationship and digital transformation efforts.
Professional services
The $1.9 million increase in professional services for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from consulting services associated with supporting the white label relationship and digital transformation efforts.
Commercial lease depreciation
The $5.2 million increase in commercial lease depreciation for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $5.8 million increase in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in FDIC assessment rates resulting from management's decision to grow the balance sheet beyond $10 billion in assets, as higher premiums became applicable, and the temporary utilization of brokered deposits to fund PPP loans.
Provision for operating losses
The $4.4 million decrease in provision for operating losses for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an internet-based organized crime ring that was identified during 2019 and initiatives by management to reduce fraud and theft-based losses during the year ended December 31, 2020.
Advertising and promotion
The $1.8 million decrease in advertising and promotion for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from a reduction in the promotion of Customers' digital banking products and service offerings available through our white label partnership.

Merger and acquisition related expenses
The $2.0 million increase in merger and acquisition related expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted from the merger of BankMobile Technologies, Inc. and Megalith Financial Acquisition Corp.
Loan workout
The $1.5 million increase in loan workout for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from the workout of two commercial relationships.
Other non-interest expenses
The $2.6 million decrease in other non-interest expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in operating cost reimbursements from Customers' white label relationship, partially offset by a legal contingency accrual of $1.0 million related to the settlement of the previously disclosed matter with the ED.
On January 4, 2021, Customers completed the divestiture of BMT through a merger with MFAC. Accordingly, Customers' non-interest expenses, such as salaries and employee benefits, technology, professional services, merger and acquisition related expenses and other non-interest expenses, including reimbursements from the white label relationship associated with BMT are expected to decrease in 2021 compared to 2020. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers will continue to incur non-interest expenses associated with these agreements with BM Technologies in 2021. Beginning in first quarter 2021, BMT’s historical financial results for periods prior to the divestiture will be reflected in Customers' consolidated financial statements as discontinued operations.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	Change	% Change
Income before income tax expense	$175,958	$102,120	$73,838	72.3%
Income tax expense	43,380	22,793	20,587	90.3%
Effective tax rate	24.7%	22.3%
The $20.6 million increase in income tax expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from an increase in pre-tax income. The increase in the effective tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily resulted from the dilution of the permanent tax differences and other tax benefits as a result of increased pre-tax income. For the reconciliation of the effective tax rate and the statutory federal tax rate, refer to Note 15 – INCOME TAXES to Customers' audited financial statements.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $14.0 million and $14.5 million for the year ended December 31, 2020 and 2019, respectively. There were no changes to the amount of preferred stock outstanding during the years ended December 31, 2020 and 2019. On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.30% compared to a fixed rate of 7.00%.

Financial Condition
General
Customers' total assets were $18.4 billion at December 31, 2020. This represented a $6.9 billion increase from total assets of $11.5 billion at December 31, 2019. The increase in total assets was primarily driven by increases of $4.6 billion in loans receivable, PPP, $1.4 billion in loans receivable, mortgage warehouse, at fair value, $614.4 million in investment securities, $480.8 million in cash and cash equivalents, and $256.4 million in loans and leases receivable, partially offset by a decrease of $407.2 million in loans held for sale and an increase in ACL of $87.8 million.

Total liabilities were $17.3 billion at December 31, 2020. This represented a $6.9 billion increase from $10.5 billion at December 31, 2019. The increase in total liabilities primarily resulted from increases in the PPPLF of $4.4 billion and total deposits of $2.7 billion, offset in part by a reduction in federal funds purchased of $288.0 million.
The following table sets forth certain key condensed balance sheet data:

	December 31,
(dollars in thousands)	2020	2019	Change	% Change
Cash and cash equivalents	$693,354	$212,505	$480,849	226.3%
Investment securities, at fair value	1,210,285	595,876	614,409	103.1%
Loans held for sale	79,086	486,328	(407,242)	(83.7)%
Loans receivable, mortgage warehouse, at fair value	3,616,432	2,245,758	1,370,674	61.0%
Loans receivable, PPP	4,561,365	—	4,561,365	NM
Loans and leases receivable	7,575,368	7,318,988	256,380	3.5%
Allowance for credit losses on loans and leases	(144,176)	(56,379)	(87,797)	155.7%
Total assets	18,439,248	11,520,717	6,918,531	60.1%
Total deposits	11,309,929	8,648,936	2,660,993	30.8%
Federal funds purchased	250,000	538,000	(288,000)	(53.5)%
FHLB advances	850,000	850,000	—	—%
Other borrowings	124,037	123,630	407	0.3%
Subordinated debt	181,394	181,115	279	0.2%
FRB PPP Liquidity Facility	4,415,016	—	4,415,016	NM
Total liabilities	17,322,162	10,467,922	6,854,240	65.5%
Total shareholders’ equity	1,117,086	1,052,795	64,291	6.1%
Total liabilities and shareholders’ equity	$18,439,248	$11,520,717	$6,918,531	60.1%
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash on hand and due from banks were $78.1 million and $33.1 million at December 31, 2020 and 2019, respectively. The cash on hand and cash due from banks balances vary from day to day, primarily due to fluctuations in customers’ deposits with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $615.3 million and $179.4 million at December 31, 2020 and 2019, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2019 primarily resulted from managing liquidity as Customers' total assets have substantially increased since December 31, 2019.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities and collateralized mortgage obligations (guaranteed by an agency of the United States government), U.S. government agency securities, asset-backed securities, collateralized loan obligations, private label collateralized mortgage obligations, state and political subdivision debt securities, corporate notes and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2020, investment securities totaled $1.2 billion compared to $595.9 million at December 31, 2019. The increase primarily resulted from the purchases of asset-backed securities, collateralized loan obligations, U.S. government agency securities, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations, state and political subdivision debt securities, and corporate notes totaling $1.2 billion, partially offset by the sale of $387.8 million of U.S. government agency securities, agency-guaranteed mortgage-backed securities, corporate notes, agency-guaranteed collateralized mortgage obligations, and interest-only GNMA securities and maturities, calls and principal repayments totaling $236.1 million for the year ended December 31, 2020.

The interest-only GNMA securities served as the primary collateral for loans made to one commercial mortgage warehouse customer. These securities are reported at fair value, with fair value changes recorded directly in earnings based on a fair value option election. These securities were sold for $15.4 million with a realized gain of $1.0 million in 2020.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of marketable equity securities and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur.
The following table sets forth the amortized cost and fair value of the investment securities at December 31, 2020 and 2019.

	Amortized Cost		Fair Value
	December 31,		December 31,
(amounts in thousands)	2020	2019	2020	2019

Available for sale debt securities
Asset-backed securities	$372,640	$—	$377,145	$—
U.S. government agency securities	20,000	—	$20,034	—
Agency-guaranteed mortgage-backed securities	61,178	$273,252	63,091	$278,321
Agency-guaranteed collateralized mortgage obligations	160,950	—	161,767	—
Collateralized loan obligations	32,367	—	32,367	—
Corporate notes (1)	372,764	284,639	396,744	298,877
Private label collateralized mortgage obligations	136,943	—	136,992	—
State and political subdivision debt securities	17,346	—	18,291	—
Available for sale debt securities	$1,174,188	$557,891	1,206,431	577,198
Interest-only GNMA securities (2)			—	16,272
Equity securities (3)			3,854	2,406
Total investment securities, at fair value			$1,210,285	$595,876
(1)At December 31, 2020 and 2019, includes corporate notes issued by other domestic bank holding companies.
(2)Reported at fair value with fair value changes recorded in non-interest income based on a fair value option election.
(3)Includes equity securities issued by a foreign entity.

The following table sets forth information about the maturities and weighted-average yield of the investment securities portfolio. Yields are not reported on a tax-equivalent basis.

	December 31, 2020
	Amortized Cost						Fair Value
(dollars in thousands)	< 1yr	1 -5 years	5 -10 years	After 10 years	No specific maturity	Total	Total
Investment securities
Asset-backed securities	$—	$—	$—	$—	$372,640	$372,640	$377,145
Yield	—	—	—	—	1.18%	1.18%	—
U.S. government agency securities	—	—	20,000	—	—	20,000	20,034
Yield	—	—	0.41%	—	—	0.41%	—
Agency-guaranteed mortgage-backed securities	—	—	—	—	61,178	61,178	63,091
Yield	—	—	—	—	3.18%	3.18%	—
Agency-guaranteed collateralized mortgage obligations	—	—	—	—	160,950	160,950	161,767
Yield	—	—	—	—	0.58%	0.58%	—
Collateralized loan obligations	—	—	—	—	32,367	32,367	32,367
Yield	—	—	—	—	1.87%	1.87%	—
Corporate notes	—	93,111	275,653	4,000	—	372,764	396,744
Yield	—	4.51%	4.23%	4.50%	—	4.30%	—
Private label collateralized mortgage obligations	—	—	—	—	136,943	136,943	136,992
Yield	—	—	—	—	3.15%	3.15%	—
State and political subdivision debt securities	—	—	—	17,346	—	17,346	18,291
Yield	—	—	—	5.22%	—	5.22%	—
Equity securities	—	—	—	—	—	—	3,854
Total	$—	$93,111	$295,653	$21,346	$764,078	$1,174,188	$1,210,285
Weighted-Average Yield	—%	4.51%	3.97%	5.09%	1.60%	2.49%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.

LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; and Chicago, Illinois. The portfolios of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders for both the Customers Bank Business Banking and BankMobile segments nationwide. Following the completion of the divestiture of BMT, BankMobile's loans and serviced deposits and the related net interest income will be combined with Customers' financial condition and the results of operations as a single reportable segment.
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
As of December 31, 2020, Customers had $14.2 billion in commercial loans outstanding, totaling approximately 89.8% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $8.4 billion, comprising approximately 83.8% of its total loan and lease portfolio, at December 31, 2019. Included in the $14.1 billion in commercial loans outstanding as of December 31, 2020 was $4.6 billion of PPP loans. The PPP loans are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%.
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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of December 31, 2020 and 2019, commercial loans to mortgage banking businesses totaled $3.6 billion and $2.2 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in higher-yielding commercial and industrial loans with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2020, Customers had multi-family loans of $1.8 billion outstanding, comprising approximately 11.1% of the total loan and lease portfolio, compared to $2.4 billion, or approximately 23.8% of the total loan and lease portfolio, at December 31, 2019.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2020 and 2019, Customers had $288.4 million and $257.9 million, respectively, of equipment finance loans outstanding. As of December 31, 2020 and 2019, Customers had $108.0 million and $89.2 million of equipment finance leases outstanding, respectively. As of December 31, 2020 and 2019, Customers had $102.9 million and $93.6 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $28.9 million and $14.3 million, respectively.
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships, had $4.6 billion of PPP loans outstanding as of December 31, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio is approximately $68 thousand.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2020, Customers had $1.6 billion in consumer loans outstanding, or 10.3% of the total loan and lease portfolio, compared to $1.6 billion, or 16.2% of the total loan and lease portfolio, as of December 31, 2019.

Purchases and sales of loans were as follows for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Purchases (1)
Residential real estate	$495	$105,858	$368,402
Installment (2)	269,684	1,058,261	30,066
Total	$270,179	$1,164,119	$398,468
Sales (3)
Multi-family	$—	$—	$54,638
Commercial and industrial (4)	6,940	22,267	32,263
Commercial real estate owner occupied (4)	—	16,320	20,218
Commercial real estate non-owner occupied	17,600	—	—
Residential real estate	—	230,285	—
Installment	1,822	—	—
Total	$26,362	$268,872	$107,119
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.3%, 100.3% and 99.9% of loans outstanding for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Installment loan purchases for the years ended December 31, 2020 and 2019, consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. For the years ended December 31, 2020, 2019 and 2018, loan sales resulted in net gains of $2.0 million, $2.8 million and $3.3 million, respectively.

Loans Held for Sale
The composition of loans held for sale was as follows:

	December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Commercial loans:
Multi-family loans at lower of cost or fair value	$—	$482,873	$—	$144,191	$—
Commercial and industrial loan, at lower of cost or fair value	55,683	—	—	—	—
Commercial real estate non-owner occupied loan, at lower of cost or fair value	17,251	—	—	—	—
Total commercial loans held for sale	72,934	482,873	—	144,191	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	643	1,325	—	—	—
Residential mortgage loans, at fair value	5,509	2,130	1,507	1,886	695
Total consumer loans held for sale	6,152	3,455	1,507	1,886	695
Loans held for sale	$79,086	$486,328	$1,507	$146,077	$695
At December 31, 2020, loans held for sale totaled $79.1 million, or 0.50% of the total loan and lease portfolio, and $486.3 million, or 4.84% of the total loan and lease portfolio, at December 31, 2019. During 2020, Customers transferred $401.1 million of multi-family loans from loans held for sale to loans receivable (held for investment) because it no longer had the intent to sell these loans. Customers transferred these loans at their carrying value, which approximated their fair value at the time of transfer.
Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Loans receivable, mortgage warehouse, at fair value	$3,616,432	$2,245,758	$1,405,420	$1,793,408	$2,116,815
Loans receivable, PPP	4,561,365	—	—	—	—
Loans and leases receivable:
Commercial:
Multi-family	1,761,301	1,907,331	3,281,328	3,497,371	3,210,378
Commercial and industrial (1)	2,289,441	1,891,152	1,374,655	1,149,744	988,556
Commercial real estate owner occupied	572,338	551,948	577,050	484,651	393,789
Commercial real estate non-owner occupied	1,196,564	1,222,772	1,124,955	1,218,095	1,192,417
Construction	140,905	117,617	56,195	85,024	64,542
Total commercial loans and leases receivable	5,960,549	5,690,820	6,414,183	6,434,885	5,849,682
Consumer:
Residential real estate	317,170	382,634	573,598	238,266	198,181
Manufactured housing	62,243	71,359	80,861	91,546	103,273
Installment	1,235,406	1,174,175	69,432	3,561	3,501
Total consumer loans receivable	1,614,819	1,628,168	723,891	333,373	304,955
Loans and leases receivable	7,575,368	7,318,988	7,138,074	6,768,258	6,154,637
Allowance for credit losses	(144,176)	(56,379)	(39,972)	(38,015)	(37,315)
Total loans and leases receivable, net of allowance for credit losses (2)	$15,608,989	$9,508,367	$8,503,522	$8,523,651	$8,234,137
(1)Includes direct finance leases of $108.0 million, $89.2 million, $54.5 million, $26.6 million, and $10.3 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(54.6) million, $2.1 million, $(424) thousand, $83 thousand, and $76 thousand at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $4.6 billion of PPP loans outstanding as of December 31, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $65.5 million for the year ended December 31, 2020.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL related disclosures. At December 31, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $3.6 billion and $2.2 billion at December 31, 2020 and 2019, respectively.

Loans and leases receivable
Loans and leases receivable (excluding loans held for sale, loans receivable, mortgage warehouse, at fair value, and loans receivable, PPP), net of the ACL, increased by $168 million to $7.4 billion at December 31, 2020, from $7.3 billion at December 31, 2019. The increase in loans and leases receivable, net of the ACL, was attributable to higher balances in the commercial and industrial, owner occupied commercial real estate, construction and consumer installment loan portfolios, with each portfolio increasing by $398 million, $20 million, $23 million, and $61 million, respectively, from December 31, 2019. These increases were partially offset by $88 million increase in ACL, as further described below, and reductions in the multi-family, non-owner occupied commercial real estate and residential real estate loan portfolios, with each portfolio decreasing by $146 million, $26 million and $65 million, respectively, from December 31, 2019. The overall loans and leases receivable fluctuations were the result of Customers' strategic efforts to reduce the lower-yielding loans in the multi-family portfolio and replace them with higher-yielding commercial and industrial and installment loans.
The following table presents Customers' loans receivable (excluding loans held for sale, loans receivable, at fair value, and loans receivable, PPP) as of December 31, 2020 based on the remaining term to contractual maturity, and presents the amount of those loans with predetermined fixed rates and floating or adjustable rates:

(amounts in thousands)	Within one year	After one but within five years	After five years	Total
Commercial loans:
Multi-family	$303,778	$417,434	$1,040,089	$1,761,301
Commercial and industrial	393,020	1,536,446	359,975	2,289,441
Commercial real estate owner occupied	35,957	348,827	187,554	572,338
Commercial real estate non-owner occupied	281,574	639,181	275,809	1,196,564
Construction	94,019	41,932	4,954	140,905
Total commercial loans	$1,108,348	$2,983,820	$1,868,381	$5,960,549
Amount of such loans with:
Predetermined rates	$514,264	$1,113,504	$279,921	$1,907,689
Floating or adjustable rates	594,084	1,870,316	1,588,460	4,052,860
Total commercial loans	$1,108,348	$2,983,820	$1,868,381	$5,960,549

Consumer Loans:
Residential real estate	$40,268	$3,629	$273,273	$317,170
Manufactured housing	500	6,463	55,280	$62,243
Installment	12,850	1,029,917	192,639	$1,235,406
Total consumer loans	$53,618	$1,040,009	$521,192	$1,614,819
Amount of such loans with:
Predetermined rates	$15,214	$1,040,009	$409,881	$1,465,104
Floating or adjustable rates	38,404	—	111,311	$149,715
Total consumer loans	$53,618	$1,040,009	$521,192	$1,614,819
Credit Risk
Customers manages credit risk by maintaining diversification in its loan and lease portfolio, establishing and enforcing prudent underwriting standards and collection efforts and continuous and periodic loan and lease classification reviews. Management also considers the effect of credit risk on financial performance by reviewing quarterly and maintaining an adequate ACL. Credit losses are charged-off when they are identified, and provisions are added for current expected credit losses, to the ACL at least quarterly. The ACL is estimated at least quarterly.
The provision for credit losses on loans and leases was $62.8 million and $24.2 million for the years ended December 31, 2020 and 2019, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $144.2 million, or 1.90% of loans and leases receivable at December 31, 2020, and $56.4 million, or 0.77% of loans receivable, at December 31, 2019. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers'

financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below. Net charge-offs were $54.8 million for the year ended December 31, 2020, an increase of $47.0 million compared to $7.8 million for the year ending December 31, 2019. The increase in the ACL resulted primarily from the impact of reserve build for the COVID-19 pandemic, mostly attributable to the commercial real estate non-owner occupied and installment portfolios, and portfolio growth. Commercial real estate non-owner occupied charge-offs were attributable to the partial charge-off of two collateral dependent loans, which are not indicative of the overall commercial real estate portfolio. Installment charge-offs were attributable to originated and purchased unsecured consumer loans through arrangements with fintech companies and other market place lenders.
A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of December 31, 2020 and 2019 are set forth below.

	December 31,
(dollars in thousands)	2020	2019
Loans and leases receivable (GAAP)	$12,136,733	$7,318,988
Less: Loans receivable, PPP	4,561,365	—
Loans and leases held for investment, excluding PPP (Non-GAAP)	$7,575,368	$7,318,988

ACL for loans and leases (GAAP)	$144,176	$56,379

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.90%	0.77%

The table below presents Customers' ACL for the periods indicated.

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Balance at the beginning of the period	$56,379	$39,972	$38,015	$37,315	$35,647
Cumulative effect of change in accounting principle	79,829	—	—	—	—
Loan and lease charge-offs (1)
Multi-family	—	541	—	—	—
Commercial and industrial	3,158	532	1,722	4,157	2,920
Commercial real estate owner occupied	78	119	747	731	27
Commercial real estate non-owner occupied	25,779	—	—	486	140
Residential real estate	60	297	466	415	493
Installment	32,661	8,101	1,822	1,338	825
Total Charge-offs	61,736	9,590	4,757	7,127	4,405
Loan and lease recoveries (1)
Multi-family	—	7	—	—	—
Commercial and industrial	3,019	1,050	403	676	381
Commercial real estate owner occupied	28	236	326	9	—
Commercial real estate non-owner occupied	1,293	—	5	—	130
Construction	128	136	241	164	1,854
Residential real estate	86	27	76	72	367
Installment	2,376	314	21	138	11
Total Recoveries	6,930	1,770	1,072	1,059	2,743
Total net charge-offs	54,806	7,820	3,685	6,068	1,662
Provision for credit losses on loans and leases (2)	62,774	24,227	5,642	6,768	3,330
Balance at the end of the period	$144,176	$56,379	$39,972	$38,015	$37,315
(1)Charge-offs and recoveries on PCD and PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.
(2) The provision amounts exclude the benefit/(cost) of FDIC loss sharing arrangements of $0.3 million for the year ended December 31, 2016.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies herein and NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements for Customers' adoption of CECL and management's methodology for estimating the ACL.
Approximately 65.6% of Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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

The following table shows the ACL by various portfolios as of December 31, 2020, 2019, 2018, 2017 and 2016:

	December 31,
	2020		2019		2018		2017		2016
(amounts in thousands)	ACL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable	ALLL	Percent of loans in each category to loans and leases receivable
Multi-family	$12,620	23.3%	$6,157	26.1%	$11,462	46.0%	$12,168	51.7%	$11,602	52.2%
Commercial and industrial	12,239	30.2%	15,556	26.0%	12,145	19.2%	10,918	17.0%	11,050	16.1%
Commercial real estate owner occupied	9,512	7.5%	2,235	7.4%	3,320	8.1%	3,232	7.1%	2,183	6.4%
Commercial real estate non-owner occupied	19,452	15.8%	6,243	16.7%	6,093	15.8%	7,437	18.0%	7,894	19.4%
Construction	5,871	1.9%	1,262	1.6%	624	0.8%	979	1.3%	840	1.0%
Total Commercial Loans and Leases	59,694	78.7%	31,453	77.8%	33,644	89.9%	34,734	95.1%	33,569	95.1%

Residential real estate	3,977	4.2%	3,218	5.1%	3,654	8.0%	2,929	3.5%	3,342	3.1%
Manufactured housing	5,190	0.8%	1,060	1.1%	145	1.1%	180	1.3%	286	1.7%
Installment	75,315	16.3%	20,648	16.0%	2,529	1.0%	172	0.1%	118	0.1%
Total Consumer Loans	84,482	21.3%	24,926	22.2%	6,328	10.1%	3,281	4.9%	3,746	4.9%
Loans and Leases Receivable	$144,176	100.0%	$56,379	100.0%	$39,972	100.0%	$38,015	100.0%	$37,315	100.0%
Asset Quality
Customers segments the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. The CARES Act, as amended by CAA, and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment. As of December 31, 2020, Customers had $19.3 million of pending commercial loan deferment requests.

Asset Quality at December 31, 2020

(dollars in thousands)	Total loans and leases	Current	30-89 Days past due	90 Days or more past due and accruing	Non-accrual/NPL (a)	OREO and repossessed assets(b)	NPA (a)+(b)	NPL to loan and lease type (%)	NPA to loans and leases + OREO and repossessed assets (%)
Loan and Lease Type
Multi-family	$1,761,301	$1,736,545	$3,027	$—	$21,728	$—	$21,728	1.23%	1.23%
Commercial and industrial (1)	2,289,441	2,278,730	2,259	—	8,453	276	8,729	0.37%	0.38%
Commercial real estate owner occupied	572,338	566,739	2,188	—	3,411	—	3,411	0.60%	0.60%
Commercial real estate non-owner occupied	1,196,564	1,194,148	60	—	2,356	—	2,356	0.20%	0.20%
Construction	140,905	140,905	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,960,549	5,917,067	7,534	—	35,948	276	36,224	0.60%	0.61%
Residential	317,170	299,801	7,458	—	9,911	35	9,946	3.12%	3.14%
Manufactured housing	62,243	55,133	2,191	1,951	2,969	356	3,325	4.77%	5.31%
Installment	1,235,406	1,222,603	9,592	—	3,211	—	3,211	0.26%	0.26%
Total consumer loans receivable	1,614,819	1,577,537	19,241	1,951	16,091	391	16,482	1.00%	1.02%
Loans and leases receivable (1)	7,575,368	7,494,604	26,775	1,951	52,039	667	52,706	0.69%	0.70%
Loans receivable, PPP	4,561,365	4,561,365	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	3,616,432	3,616,432	—	—	—	—	—	—%	—%
Total loans held for sale	79,086	59,600	1,017	—	18,469	—	18,469	23.35%	23.35%
Total portfolio	$15,832,251	$15,732,001	$27,792	$1,951	$70,508	$667	$71,175	0.45%	0.45%
(1)Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules that follow this table.
Asset Quality at December 31, 2020 (continued)

(dollars in thousands)	Total loans and leases	Non-accrual/NPL	ACL	Cash reserve	Total credit reserves	Reserves to loans and leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,761,301	$21,728	$12,620	$—	$12,620	0.72%	58.08%
Commercial & industrial	2,289,441	8,453	12,239	—	12,239	0.53%	144.79%
Commercial real estate owner occupied	572,338	3,411	9,512	—	9,512	1.66%	278.86%
Commercial real estate non-owner occupied	1,196,564	2,356	19,452	—	19,452	1.63%	825.64%
Construction	140,905	—	5,871	—	5,871	4.17%	—%
Total commercial loans and leases receivable	5,960,549	35,948	59,694	—	59,694	1.00%	166.06%
Residential	317,170	9,911	3,977	—	3,977	1.25%	40.13%
Manufactured housing	62,243	2,969	5,189	—	5,189	8.34%	174.77%
Installment	1,235,406	3,211	75,316	—	75,316	6.10%	2345.56%
Total consumer loans receivable	1,614,819	16,091	84,482	—	84,482	5.23%	525.03%
Loans and leases receivable (1)	7,575,368	52,039	144,176	—	144,176	1.90%	277.05%
Loans receivable, PPP	4,561,365	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	3,616,432	—	—	—	—	—%	—%
Total loans held for sale	79,086	18,469	—	—	—	—%	—%
Total portfolio	$15,832,251	$70,508	$144,176	$—	$144,176	0.91%	204.48%
(1)Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules that follow this table.

Customers’ asset quality table contains non-GAAP financial measures which exclude loans receivable, PPP from their calculations. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at December 31, 2020, are set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and repossessed assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loans and leases receivable (GAAP)	$12,136,733	$12,055,969	$26,775	$1,951	$52,039	$667	$52,706	0.43%	0.43%
Less: Loans receivable, PPP	4,561,365	4,561,365	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$7,575,368	$7,494,604	$26,775	$1,951	$52,039	$667	$52,706	0.69%	0.70%

Add: Loans held for sale	$—				$18,469
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$7,575,368				$70,508			0.93%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$12,136,733	$52,039	$144,176	1.19%	277.05%
Less: Loans receivable, PPP	4,561,365	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$7,575,368	$52,039	$144,176	1.90%	277.05%

The total loan and lease portfolio was $15.8 billion at December 31, 2020 compared to $10.1 billion at December 31, 2019 and $70.5 million, or 0.45% of loans and leases, were non-performing at December 31, 2020 compared to $21.3 million, or 0.21% of loans and leases, at December 31, 2019. The loan and lease portfolio was supported by an ACL of $144.2 million (204.48% of NPLs and 0.91% of total loans and leases) and $56.5 million (264.67% of NPLs and 0.56% of total loans and leases), at December 31, 2020 and 2019, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Loans 90+ days delinquent still accruing (1)	$1,951	$1,794	$2,188	$2,743	$2,813

Non-accrual loans	$70,508	$21,346	$27,494	$26,415	$17,792
OREO and repossessed assets	667	173	816	1,726	3,108
Total non-performing assets	$71,175	$21,519	$28,310	$28,141	$20,900
(1)Excludes PCD at December31, 2020 and PCI loans at December 31, 2019, 2018, 2017 and 2016.

	December 31,
	2020	2019	2018	2017	2016
Non-accrual loans and leases to loans and leases receivable (1)	0.69%	0.27%	0.39%	0.39%	0.29%
Non-accrual loans to total loans and leases	0.45%	0.21%	0.32%	0.30%	0.22%
Non-performing assets to total assets	0.39%	0.18%	0.29%	0.29%	0.22%
Non-accrual loans and loans 90+ days delinquent to total assets	0.39%	0.19%	0.30%	0.30%	0.22%
Allowance for credit losses on loans and leases to:
Loans and leases receivable (1)	1.90%	0.77%	0.56%	0.56%	0.61%
Non-accrual loans	204.48%	281.60%	145.38%	143.91%	209.73%
(1)Excludes loans held for sale, loans receivable, mortgage warehouse, at fair value, and loans receivable, PPP. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers'

financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules above that precedes this table.
The table below sets forth loans that were non-performing at December 31, 2020, 2019, 2018, 2017 and 2016.

	December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Multi-family	$21,728	$4,117	$1,155	$—	$—
Commercial and industrial (1)	8,453	4,531	17,764	17,392	8,443
Commercial real estate	3,411	1,963	1,037	1,453	2,039
Commercial real estate non-owner occupied	2,356	76	129	160	2,057
Residential real estate	9,911	7,453	5,605	5,420	2,959
Manufactured housing	2,969	1,655	1,693	1,959	2,236
Installment	3,211	1,551	111	31	58
Total non-performing loans	$52,039	$21,346	$27,494	$26,415	$17,792
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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, multi-family, commercial real estate and construction portfolios and for purposes of analyzing historical loss rates used in the determination of the ACL for individually assessed loans, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings for pass loans), special mention, substandard, doubtful or loss. The risk-rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis, generally during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage the loans and leases. PPP loans are excluded as these loans are fully guaranteed by the SBA.
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers' financial position. At December 31, 2020 and 2019, special mention loans and leases were $250.6 million and $111.2 million, respectively, and are considered performing loans and are therefore not included in the tables above.
Risk ratings are not established for residential real estate, home equity loans, and installment loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.
A regular reporting and review process is in place to provide for proper portfolio oversight and control and to monitor those loans and leases identified as problem credits by management. This process is designed to assess Customers' progress in working toward a solution and to assist in determining an appropriate ACL. All loan work-out situations involve the active participation of management and are reported regularly to the Board of Directors. When a loan or lease becomes delinquent for 90 days or more, or earlier if considered appropriate, the loan is assigned to Customers’ Special Asset Group for workout or other resolution.
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

Troubled Debt Restructurings
At December 31, 2020, 2019, and 2018 there were $16.1 million, $13.3 million and $19.2 million, respectively, in loans categorized as a TDR. TDRs are reported as impaired loans in the period of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.
Modification of PCD loans that are accounted for within loan pools in accordance with the accounting standards for PCD loans does not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an expectation of cash flows, modifications of loans within such pools are not reported as TDRs.
TDR modifications primarily involve interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2020, 2019 and 2018, loans aggregating $3.7 million, $1.4 million and $1.7 million, respectively, were modified in TDRs. TDR modifications of loans within the commercial and industrial category were primarily extensions of term, deferrals of principal and other modifications; modifications of residential real estate loans were primarily extensions of term and deferrals of principal; and modifications of manufactured housing loans were primarily interest rate concessions, extensions of term and deferrals of principal. As of December 31, 2020 and 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs. As of December 31, 2018, except for one commercial and industrial loan with an outstanding commitment of $1.5 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of December 31, 2020, fifteen installment loans totaling $226 thousand, six manufactured housing loans totaling $236 thousand and three residential real estate loans totaling $152 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2019, three manufactured housing loans totaling $73 thousand and one residential real estate loan for $81 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2018, four manufactured housing loans totaling $92 thousand that were modified in TDRs within the past twelve months defaulted on payments.
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
ACCRUED INTEREST RECEIVABLE
At December 31, 2020, accrued interest receivable totaled $80.4 million compared to $38.1 million at December 31, 2019. The increase primarily resulted from an increase in outstanding balances of interest-earning assets.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2020, bank premises and equipment, net of accumulated depreciation and amortization, totaled $11.6 million compared to $9.4 million at December 31, 2019. The increase primarily resulted from purchases of bank premises and equipment of $4.7 million, partially offset by depreciation and amortization expenses of $2.5 million.
At December 31, 2020, Customers Bank’s restricted stock holdings totaled $71.4 million compared to $84.2 million at December 31, 2019. These holdings consist of stock of the Federal Reserve Bank, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2020, the cash surrender value of BOLI totaled $280.1 million compared to $272.5 million at December 31, 2019. Presented within BOLI on the consolidated balance sheet is the cash surrender value of the SERP balances of $4.3 million and $3.8 million at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, other assets totaled $389.7 million and $298.1 million, respectively. Other assets consist primarily of cash pledged for swaps, ROU lease assets (the adoption of ASC 842 on January 1, 2019 resulted in ROU lease assets of $20.2 million at December 31, 2019), operating leases through Customers' Equipment Finance Group (net investment in operating leases of $103.9 million at December 31, 2020 compared to $94.7 million at December 31, 2019), mark-to-market adjustments for interest-rate swaps, software, deferred tax assets, net and prepaid expenses.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships.
The components of deposits at December 31, 2020 and 2019 were as follows:

	December 31,
(dollars in thousands)	2020	2019	Change	% Change

Demand, non-interest bearing	$2,356,998	$1,343,391	$1,013,607	75.5%
Demand, interest bearing	2,384,691	1,235,292	1,149,399	93.0%
Savings, including MMDA	5,916,309	4,401,719	1,514,590	34.4%
Non-time deposits	10,657,998	6,980,402	3,677,596	52.7%
Time, $100,000 and over	470,923	402,161	68,762	17.1%
Time, other	181,008	1,266,373	(1,085,365)	(85.7)%
Time deposits	651,931	1,668,534	(1,016,603)	(60.9)%
Total deposits	$11,309,929	$8,648,936	$2,660,993	30.8%

Total deposits were $11.3 billion at December 31, 2020, an increase of $2.7 billion, or 30.8%, from $8.6 billion at December 31, 2019. Non-time deposits increased by $3.7 billion, or 52.7%, to $10.7 billion at December 31, 2020, from $7.0 billion at December 31, 2019. This increase was primarily driven by Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $1.0 billion, interest bearing demand deposits of $1.1 billion and savings, including MMDA, of $1.5 billion. These increases were offset in part by decreases in time deposits of $1.0 billion, or 60.9%.
At December 31, 2020 the Bank had $1.2 billion in state and municipal deposits to which it had pledged $1.2 billion of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
Time deposits greater than $250,000 totaled $0.3 billion and $0.2 billion at December 31, 2020, and 2019, respectively.
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2020		2019
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Demand, non-interest bearing	$2,052,376	0.00%	$1,430,149	0.00%
Demand, interest-bearing	2,098,138	0.89%	955,630	1.82%
Savings, including MMDA	4,819,894	1.08%	3,689,703	2.17%
Time deposits	1,357,688	1.58%	1,943,361	2.26%
Total	$10,328,096	0.89%	$8,018,843	1.76%
At December 31, 2020, the scheduled maturities of time deposits greater than $100,000 were as follows:

(amounts in thousands)	December 31, 2020

3 months or less	$154,374
Over 3 through 6 months	95,898
Over 6 through 12 months	134,502
Over 12 months	86,149
Total	$470,923
For additional information, see NOTE 10 - DEPOSITS to Customers' audited financial statements.

FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, FRB, including from the PPPLF, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at December 31, 2020 and 2019 was as follows:

	December 31,
	2020		2019
(amounts in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$850,000	1.19%	$500,000	2.15%
Federal funds purchased	250,000	0.09%	538,000	1.60%
Total short-term borrowings	$1,100,000		$1,038,000
For additional information on Customers' short-term debt, see NOTE 11 – BORROWINGS to Customers' audited financial statements.
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2020 and 2019, was as follows:

	December 31,
	2020		2019
(amounts in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$—	—%	$350,000	2.36%
FRB PPP Liquidity Facility advances	4,415,016	0.35%	—	—%
Total long-term FHLB advances	$4,415,016		$350,000

There were no advances outstanding with the FRB at December 31, 2020 and 2019, respectively.

Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may pledge as collateral to the Federal Reserve Banks.

The maximum borrowing capacity with the FHLB and FRB at December 31, 2020 and 2019, was as follows:

	December 31,
(amounts in thousands)	2020	2019

Total maximum borrowing capacity with the FHLB	$2,729,516	$3,445,416
Total maximum borrowing capacity with the FRB (1)	223,299	136,842
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,363,364	4,496,983
(1)Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF, with a borrowing capacity of up to $4.7 billion, which is the remaining face value (following forgiveness) of the qualifying loans Customers has originated under the PPP.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2020 and 2019 was as follows:

		December 31,
(dollars in thousands)		2020	2019
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,552	$24,432	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,485	99,198	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		124,037	123,630

Customers Bancorp	Subordinated (1)(2)	72,222	72,040	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,172	109,075	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,394	$181,115
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
SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

(dollars in thousands)	December 31, 2020	December 31, 2019	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	32,986	32,617	369	1.1%
Additional paid in capital	455,592	444,218	11,374	2.6%
Retained earnings	438,581	381,519	57,062	15.0%
Accumulated other comprehensive loss, net	(5,764)	(1,250)	(4,514)	361.1%
Treasury stock	(21,780)	(21,780)	—	0.0%
Total shareholders' equity	$1,117,086	$1,052,795	$64,291	6.1%
Shareholders' equity increased by $64.3 million, or 6.1%, to $1.1 billion at December 31, 2020, when compared to shareholders' equity of $1.1 billion at December 31, 2019. The increase primarily resulted from net income of $132.6 million for the year ended December 31, 2020 and an increase of $11.4 million in additional paid in capital, partially offset by a decrease in retained earnings of $61.5 million upon adoption of CECL and preferred stock dividends of $14.0 million, and an increase in accumulated other comprehensive loss of $4.5 million. The increase in accumulated other comprehensive loss, net primarily resulted from a decline in the fair value of cash flow hedges, partially offset by an increase in the fair value of AFS debt securities, both due to the decline in market interest rates during the year. The increases in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments and for other operating purposes. Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest-rate sensitivity and capital position and strives to maintain a strong liquidity position that is sufficient to meet Customers' short-term and long-term needs, commitments and contractual obligations.
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB. As of December 31, 2020, Customers' borrowing capacity with the FHLB was $2.7 billion, of which $0.9 billion was utilized in borrowings and commitments and $1.2 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2019, Customers' borrowing capacity with the FHLB was $3.4 billion, of which $0.9 billion was utilized in borrowings and commitments; and $1.4 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2020 and 2019, Customers' borrowing capacity with the FRB was $223.3 million and $136.8 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of December 31, 2020, Customers had $4.4 billion in borrowings under the PPPLF. Customers expects to continue utilizing the PPPLF to fund additional PPP loans to be originated under the CAA in 2021.
The principal source of the Bancorp's liquidity is the dividends it receives from the Bank, which may be impacted by the following: bank-level capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. The Bank has generated sufficient positive cash flows from operations to pay dividends to the Bancorp. However, there are statutory and regulatory limitations on the ability of the Bank to pay dividends or make other capital distributions or to extend credit to the Bancorp or its non-bank subsidiaries.
The table below summarizes Customers' cash flows for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	Change	% Change
Net cash provided by (used in) operating activities	$133,025	$78,280	$54,745	69.9%
Net cash provided by (used in) investing activities	(6,424,969)	(1,444,435)	(4,980,534)	344.8%
Net cash provided by (used in) financing activities	6,772,793	1,516,525	5,256,268	346.6%
Net increase (decrease) in cash and cash equivalents	$480,849	$150,370	$330,479	219.8%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $133.0 million for the year ended December 31, 2020 primarily resulted from net income of $132.6 million, non-cash operating adjustments of $57.8 million, and an increase of $38.5 million in accrued interest payable and other liabilities, partially offset by an increase of $95.8 million in accrued interest receivable and other assets.
Cash provided by operating activities of $78.3 million for the year ended December 31, 2019 primarily resulted from net income of $79.3 million, non-cash operating adjustments of $68.1 million, and an increase of $15.0 million in accrued interest payable and other liabilities, partially offset by an increase of $84.1 million in accrued interest receivable and other assets.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $6.4 billion for the year ended December 31, 2020 primarily resulted from an increase in loans and leases, excluding mortgage warehouse loans, of $4.2 billion, primarily from the origination of PPP loans, net originations of mortgage warehouse loans of $1.4 billion, purchases of investment securities AFS of $1.2 billion, and purchases of loans of $0.3 billion, partially offset by proceeds from sale of investment securities available for sale of $387.8 million, proceeds from maturities, calls and principal repayments on investment securities of $236.1 million, and proceeds from the sales of loans of $26.4 million.
Cash used in investing activities of $1.4 billion for the year ended December 31, 2019 primarily resulted from purchases of loans of $1.2 billion and net originations of mortgage warehouse loans of $881.6 million, partially offset by proceeds from the sales of loans of $273.4 million, a decrease in loans and leases, excluding mortgage warehouse loans, of $239.0 million and proceeds from sales of investment securities available for sale of $97.6 million.

Cash flows provided by (used in) financing activities
Cash provided by financing activities of $6.8 billion for the year ended December 31, 2020 primarily resulted from net increases in long-term borrowed funds from the FRB of $4.4 billion primarily to finance the PPP loan originations, and an increase in deposits of $2.7 billion, partially offset by net decrease in federal funds purchased of $288.0 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2020 and 2019, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
December 31, 2019
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective during first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of December 31, 2020, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See NOTE 18 - REGULATORY CAPITAL to Customers' audited financial statements for additional discussion regarding regulatory capital requirements.
Capital Ratios
Customers continued to build capital during 2020 and 2019. However, the decision made in fourth quarter 2019 to cross the $10.0 billion asset threshold at year-end, with total assets of $11.5 billion at December 31, 2019, resulted in lower capital ratios when compared to December 31, 2018. In general, for the past few years, Customers Bancorp capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. Customers Bancorp did not repurchase any common shares under a stock repurchase plan in 2020. Customers Bank capital growth has been achieved by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of senior and subordinated notes. During 2020 and 2019, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. For more information relating to preferred and common stock, see NOTE 12 - SHAREHOLDERS' EQUITY to Customers' audited financial statements.

Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers' asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank's board of directors has declared a quarterly cash dividend to the Bank's sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2020 and 2019, include the following:
•$14.5 million declared on January 30, 2019, and paid on March 11, 2019;
•$15.5 million declared on April 22, 2019, and paid on June 10, 2019;
•$20.0 million declared on July 24, 2019, and paid on September 10, 2019;
•$20.0 million declared on October 23, 2019, and paid on December 10, 2019;
•$20.0 million declared on January 22, 2020, and paid on March 10, 2020;
•$20.0 million declared on April 22, 2020, and paid on June 10, 2020;
•$5.0 million declared on July 22, 2020, and paid on September 10, 2020; and
•$20.0 million declared and paid on December 31, 2020.
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
With commitments to extend credit, exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. Because they involve credit risk similar to extending a loan and lease, these financial instruments are subject to the Bank’s credit policy and other underwriting standards.
As of December 31, 2020 and 2019, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2020	2019

Commitments to fund loans and leases	$262,153	$261,902
Unfunded commitments to fund mortgage warehouse loans	1,933,067	1,378,364
Unfunded commitments under lines of credit and credit cards	1,009,031	1,065,474
Letters of credit	27,166	48,856
Other unused commitments	1,842	2,736
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
Mortgage warehouse loan commitments are agreements to fund the pipelines of mortgage banking businesses from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. government through one of its programs such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie

Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation.
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
As described in Note 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to Customers' audited financial statements, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers have the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recorded $3.4 million of ACL for lending related commitments upon its adoption of ASC 326 and recognized a credit loss benefit of $1.1 million during the year resulting in an ACL of $2.3 million as of December 31, 2020. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement.

CONTRACTUAL OBLIGATIONS
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2020. Interest on subordinated notes and senior notes was calculated using the current contractual interest rates.
Contractual cash obligations

(amounts in thousands)	Within one year	After one but within three years	After three but within five years	More than five years	Total

On-balance sheet obligations
Demand deposits	$10,657,998	$—	$—	$—	$10,657,998
Time deposits	519,437	126,653	5,837	4	651,931
Federal funds purchased	250,000	—	—	—	250,000
FHLB advances - short-term	850,000	—	—	—	850,000
FRB PPP Liquidity Facility advances (1)	—	4,038,182	376,834	—	4,415,016
Interest on FRB PPP Liquidity Facility advances	15,453	30,905	22,535	—	68,893
Senior notes	—	100,000	25,000	—	125,000
Subordinated notes	—	—	—	184,750	184,750
Interest on senior notes	5,075	4,225	1,125	—	10,425
Interest on subordinated notes (2)	10,755	21,511	21,511	59,742	113,519
Low income housing contributions	5,322	22	22	79	5,445
Benefit plan commitments	300	600	600	3,000	4,500
Operating leases	5,142	8,517	4,540	1,446	19,645
Total on-balance sheet obligations	$12,319,482	$4,330,615	$458,004	$249,021	$17,357,122

Off-balance sheet obligations
Loan commitments	$2,436,419	$210,381	$29,899	$527,552	$3,204,251
Other commitments (3)	—	1,842	—	—	1,842
Standby letters of credit	13,383	13,783	—	—	27,166
Total off-balance sheet obligations	$2,449,802	$226,006	$29,899	$527,552	$3,233,259
Total contractual cash obligations	$14,769,284	$4,556,621	$487,903	$776,573	$20,590,381
(1)Represents contractual maturities of PPP loans collateralizing the FRB PPP Liquidity Facility advances.
(2)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
(3)Represents commitments funding in approximately one-to-three years that are subject to unscheduled requests for payment.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the year ending December 31, 2021, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2020. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately ("rate shocks"). For upward rate shocks modeling a rising rate environment at December 31, 2020, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2021 and 2020, resulting from changes in interest rates.
Net change in net interest income

	% Change December 31,
Rate Shocks	2021	2020
Up 3%	(2.7)%	3.3%
Up 2%	(1.6)%	2.7%
Up 1%	(0.8)%	1.6%
Down 1%	1.4%	(1.9)%
Down 2%	N/A	N/A
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at December 31, 2020, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the downward 200 and 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer-term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2020 and 2019, resulting from the referenced shocks to interest rates.

	From Base December 31,
Rate Shocks	2020	2019
Up 3%	(18.9)%	(5.6)%
Up 2%	(12.2)%	(2.0)%
Up 1%	(6.1)%	(0.1)%
Down 1%	(4.2)%	(1.1)%
Down 2%	N/A	N/A
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020, that are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable and fixed-rate loans and as a result of contractual-rate adjustments on adjustable-rate loans.

Balance Sheet Gap Analysis at December 31, 2020
(dollars in thousands)	3 months or less	3 to 6 months	6 to 12 months	1 to 3 years	3 to 5 years	Over 5 years	Total

Assets
Interest-earning deposits and federal funds sold	$615,264	$—	$—	$—	$—	$—	$615,264
Investment securities	810,050	6,888	13,681	63,270	91,571	224,825	1,210,285
Loans and leases (a)	5,885,614	567,995	697,224	3,260,565	4,752,951	667,902	15,832,251
Other interest-earning assets	—	—	—	—	80,412	—	80,412
Total interest-earning assets	7,310,928	574,883	710,905	3,323,835	4,924,934	892,727	17,738,212
Non interest-earning assets	—	—	—	—	25,330	675,706	701,036
Total assets	$7,310,928	$574,883	$710,905	$3,323,835	$4,950,264	$1,568,433	$18,439,248
Liabilities
Other interest-bearing deposits	$466,151	$664,502	$784,365	$2,375,439	$1,362,288	$2,648,255	$8,301,000
Time deposits	$204,768	138,577	181,667	121,132	5,787	—	651,931
Federal funds purchased and other borrowings	$750,000	350,000	—	4,038,181	376,835	—	5,515,016
Subordinated debt	—	—	—	—	109,172	—	109,172
Total interest-bearing liabilities	1,420,919	1,153,079	966,032	6,534,752	1,854,082	2,648,255	14,577,119
Non-interest-bearing liabilities	231,215	128,705	236,839	841,095	520,318	714,649	2,672,821
Shareholders’ equity	—	—	—	—	—	1,189,308	1,189,308
Total liabilities and shareholders’ equity	$1,652,134	$1,281,784	$1,202,871	$7,375,847	$2,374,400	$4,552,212	$18,439,248
Interest sensitivity gap	$5,658,794	$(706,901)	$(491,966)	$(4,052,012)	$2,575,864	$(2,983,779)
Cumulative interest sensitivity gap		$4,951,893	$4,459,927	$407,915	$2,983,779	$—
Cumulative interest sensitivity gap to total assets	30.7%	26.8%	24.2%	2.2%	16.2%	0.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	514.5%	306.4%	242.8%	118.3%	141.2%	121.7%
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

Item 8.        Financial Statements and Supplementary Data
Financial statements for the three years ended
December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Customers Bancorp, Inc.
West Reading, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As described in Notes 2 and 7 to the consolidated financial statements, the Company changed its method for estimating the allowance for credit losses on January 1, 2020 due to the adoption of Financial Instruments – Credit Losses (Topic 326).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Refer to Notes 2 and 7 to the consolidated financial statements

Critical Audit Matter Description

Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the allowance for loan and lease losses (the “ACL”). The ACL is a valuation account that is deducted from the loan or lease’s amortized cost basis to present the net amount expected to be collected on the loans and leases.

The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes, and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price indices). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. The Company estimates its ACL on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models, but which are relevant in assessing the expected credit losses within the loan and lease pools.

The ACL for loans or leases is measured individually if it does not share similar risk characteristics with other financial assets. The ACL is generally determined using the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to liquidate the collateral.

Given the size of the loan and lease portfolios and the subjective nature of estimating the ACL, including the estimated impact of COVID-19, auditing the ACL involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL for the loan and lease portfolios included the following, among others:

•We tested the effectiveness of controls over the (i) selection and weighting of the macroeconomic forecasts, (ii) execution and monitoring of the loss rate models, (iii) calibration of the loss rate models to peer and industry information, (iv) determination of the qualitative allowance, (v) the monitoring and valuation of collateral dependent loans, particularly those industries affected by COVID-19, and (vi) overall calculation and disclosure of the ACL.
•We used our credit and valuation specialists to assist us in evaluating the reasonableness of the loss rate models and valuation of collateral dependent loans.
•We (i) evaluated the reasonableness of the loss rate models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the loss rate models for estimating expected credit losses, (iii) tested the accuracy of the data input into the loss rate models, and (iv) assessed the reasonableness of the models’ calculations of loss rates derived from the loss rate models.
•We (i) assessed the reasonableness of the methodologies and appraisals used by management to estimate collateral values on collateral dependent loans, particularly those loans in industry sectors that are affected by COVID-19, (ii) tested the arithmetic accuracy of the reserves or charge-offs, and (iii) considered available information subsequent to December 31, 2020 that provides additional evidence about conditions that existed at the balance sheet date.
•We (i) evaluated the reasonableness of management’s forecast selection, (ii) evaluated the appropriateness and relevance of the qualitative factors, including forecast weighting, and related quantitative measures included in the qualitative allowance, (iii) tested the accuracy and evaluated the relevance and reliability of the data, including third party data, used to calibrate the loss rate models to peer and industry information, and (iv) tested the arithmetic accuracy of the calculation of the qualitative allowance.
•We tested the arithmetic accuracy of the calculation of the overall ACL and assessed the reasonableness of the related disclosures.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 1, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Customers Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and our report dated March 1, 2021, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB ASC Topic 326, Financial Instruments- Credit Losses, effective January 1, 2020.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Customers Bancorp, Inc.
West Reading, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Customers Bancorp, Inc. (the “Company”) and subsidiaries for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2013 to 2019.

Philadelphia, Pennsylvania
March 1, 2019

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2020	2019

ASSETS
Cash and due from banks	$78,090	$33,095
Interest earning deposits	615,264	179,410
Cash and cash equivalents	693,354	212,505
Investment securities, at fair value	1,210,285	595,876
Loans held for sale (includes $5,509 and $2,130, respectively, at fair value)	79,086	486,328
Loans receivable, mortgage warehouse, at fair value	3,616,432	2,245,758
Loans receivable, PPP	4,561,365	—
Loans and leases receivable	7,575,368	7,318,988
Allowance for credit losses on loans and leases	(144,176)	(56,379)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,608,989	9,508,367
FHLB, Federal Reserve Bank, and other restricted stock	71,368	84,214
Accrued interest receivable	80,412	38,072
Bank premises and equipment, net	11,626	9,389
Bank-owned life insurance	280,067	272,546
Other real estate owned	57	173
Goodwill and other intangibles	14,298	15,195
Other assets	389,706	298,052
Total assets	$18,439,248	$11,520,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$2,356,998	$1,343,391
Interest bearing	8,952,931	7,305,545
Total deposits	11,309,929	8,648,936
Federal funds purchased	250,000	538,000
FHLB advances	850,000	850,000
Other borrowings	124,037	123,630
Subordinated debt	181,394	181,115
FRB PPP Liquidity Facility	4,415,016	—
Accrued interest payable and other liabilities	191,786	126,241
Total liabilities	17,322,162	10,467,922
Commitments and contingencies (NOTE 21)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2020 and 2019	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 32,985,707 and 32,617,410 shares issued as of December 31, 2020 and 2019; 31,705,088 and 31,336,791 shares outstanding as of December 31, 2020 and 2019	32,986	32,617
Additional paid in capital	455,592	444,218
Retained earnings	438,581	381,519
Accumulated other comprehensive loss, net	(5,764)	(1,250)
Treasury stock, at cost (1,280,619 shares as of December 31, 2020 and 2019)	(21,780)	(21,780)
Total shareholders’ equity	1,117,086	1,052,795
Total liabilities and shareholders’ equity	$18,439,248	$11,520,717
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Interest income:
Loans and leases	$512,048	$431,491	$373,234
Investment securities	24,206	23,713	33,209
Other	7,050	8,535	11,508
Total interest income	543,304	463,739	417,951
Interest expense:
Deposits	92,045	141,464	110,808
FHLB advances	21,637	26,519	31,043
Subordinated debt	10,755	6,983	6,737
FRB PPP liquidity facility, federal funds purchased and other borrowings	15,179	11,463	11,486
Total interest expense	139,616	186,429	160,074
Net interest income	403,688	277,310	257,877
Provision for credit losses on loans and leases	62,774	24,227	5,642
Net interest income after provision for credit losses on loans and leases	340,914	253,083	252,235
Non-interest income:
Interchange and card revenue	21,039	28,941	30,695
Deposit fees	13,835	12,815	7,824
Commercial lease income	18,139	12,051	5,354
Bank-owned life insurance	7,009	7,272	7,620
Mortgage warehouse transactional fees	11,535	7,128	7,158
Gain (loss) on sale of SBA and other loans	2,009	2,770	3,294
Mortgage banking income	1,693	66	606
Loss upon acquisition of interest-only GNMA securities	—	(7,476)	—
Gain (loss) on sale of investment securities	20,078	1,001	(18,659)
Unrealized gain (loss) on investment securities	1,447	1,299	(1,634)
Other	4,950	15,071	16,740
Total non-interest income	101,734	80,938	58,998
Non-interest expense:
Salaries and employee benefits	126,008	107,632	104,841
Technology, communication and bank operations	52,865	43,481	44,454
Professional services	26,965	25,109	20,237
Occupancy	12,877	13,098	11,809
Commercial lease depreciation	14,715	9,473	4,388
FDIC assessments, non-income taxes, and regulatory fees	11,661	5,861	8,642
Provision for operating losses	5,281	9,638	5,616
Advertising and promotion	2,223	4,044	2,446
Merger and acquisition related expenses	2,106	100	4,391
Loan workout	3,143	1,687	2,183
Other real estate owned	79	398	449
Other	8,767	11,380	10,723
Total non-interest expense	266,690	231,901	220,179
Income before income tax expense	175,958	102,120	91,054
Income tax expense	43,380	22,793	19,359
Net income	132,578	79,327	71,695
Preferred stock dividends	14,041	14,459	14,459
Net income available to common shareholders	$118,537	$64,868	$57,236
Basic earnings per common share	$3.76	$2.08	$1.81
Diluted earnings per common share	$3.74	$2.05	$1.78
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$132,578	$79,327	$71,695
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	32,273	49,688	(46,069)
Income tax effect	(8,390)	(12,919)	11,978
Reclassification adjustments for (gains) losses included in net income	(20,078)	(1,001)	18,659
Income tax effect	5,220	260	(4,851)
Net unrealized gains (losses) on available for sale debt securities	9,025	36,028	(20,283)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(31,772)	(21,157)	1,995
Income tax effect	8,545	5,501	(518)
Reclassification adjustment for (gains) losses included in net income	13,092	1,407	(2,917)
Income tax effect	(3,404)	(366)	758
Net unrealized gains (losses) on cash flow hedges	(13,539)	(14,615)	(682)
Other comprehensive income (loss), net of income tax effect	(4,514)	21,413	(20,965)
Comprehensive income (loss)	$128,064	$100,740	$50,730
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2017	9,000,000	$217,471	31,382,503	$31,913	$422,096	$258,076	$(359)	$(8,233)	$920,964
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	—	—	—	298	(298)	—	—
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive loss	—	—	—	—	—	1,041	(1,041)	—	—
Net income	—	—	—	—	—	71,695	—	—	71,695
Other comprehensive income (loss)	—	—	—	—	—	—	(20,965)	—	(20,965)
Preferred stock dividends(1)	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	8,605	—	—	—	8,605
Exercise of warrants	—	—	5,242	5	107	—	—	—	112
Issuance of common stock under share-based-compensation arrangements	—	—	334,483	334	3,506	—	—	—	3,840
Repurchase of common shares	—	—	(719,200)	—	—	—	—	(12,976)	(12,976)
Balance, December 31, 2018	9,000,000	217,471	31,003,028	32,252	434,314	316,651	(22,663)	(21,209)	956,816
Net income	—	—	—	—	—	79,327	—	—	79,327
Other comprehensive income (loss)	—	—	—	—	—	—	21,413	—	21,413
Preferred stock dividends(1)	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	8,898	—	—	—	8,898
Issuance of common stock under share-based-compensation arrangements	—	—	364,922	365	1,006	—	—	—	1,371
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, December 31, 2019	9,000,000	217,471	31,336,791	32,617	444,218	381,519	(1,250)	(21,780)	1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	132,578	—	—	132,578
Other comprehensive income (loss)	—	—	—	—	—	—	(4,514)	—	(4,514)
Preferred stock dividends(1)	—	—	—	—	—	(14,041)	—	—	(14,041)
Share-based compensation expense	—	—	—	—	12,049	—	—	—	12,049
Issuance of common stock under share-based-compensation arrangements	—	—	368,297	369	(675)	—	—	—	(306)
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
(1)Dividends per share of $1.58, $1.63, $1.61, and $1.50 were declared on Series C, D, E, and F preferred stock for the year ended December 31, 2020. Dividends per share of $1.75, $1.63, $1.61, and $1.50 were declared on Series C, D, E, and F preferred stock for the years ended December 31, 2019, and 2018, respectively.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$132,578	$79,327	$71,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses on loans and leases	62,774	24,227	5,642
Depreciation and amortization	30,537	22,879	14,157
Impairment of software	3,721	—	—
Share-based compensation expense	12,883	9,851	9,740
Deferred taxes	(17,966)	14,516	9,303
Net amortization (accretion) of investment securities premiums and discounts	(443)	1,016	1,403
Unrealized (gain) loss on investment securities	(1,447)	(1,299)	1,634
(Gain) loss on sale of investment securities	(20,078)	(1,001)	18,659
Loss upon acquisition of interest-only GNMA securities	—	7,476	—
Fair value adjustment on loans held for sale	2,565	—	—
(Gain) loss on sale of SBA and other loans	(3,558)	(2,804)	(3,913)
Origination of loans held for sale	(74,828)	(48,044)	(31,699)
Proceeds from the sale of loans held for sale	72,999	47,455	32,676
Amortization (accretion) of fair value discounts and premiums	(2,381)	893	194
Net (gain) loss on sales of other real estate owned	50	137	183
Valuation and other adjustments to other real estate owned	—	62	153
Earnings on investment in bank-owned life insurance	(7,009)	(7,272)	(7,620)
(Increase) decrease in accrued interest receivable and other assets	(95,833)	(84,141)	(34,614)
Increase (decrease) in accrued interest payable and other liabilities	38,461	15,002	9,881
Net Cash Provided by (Used in) Operating Activities	133,025	78,280	97,474
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments on investment securities	236,101	38,709	44,313
Proceeds from sales of investment securities available for sale	387,810	97,555	476,182
Purchases of investment securities available for sale	(1,201,913)	—	(763,242)
Origination of mortgage warehouse loans	(60,948,107)	(31,782,542)	(27,209,330)
Proceeds from repayments of mortgage warehouse loans	59,582,277	30,900,905	27,597,318
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(4,220,617)	239,018	59,534
Proceeds from sale of loans and leases	26,362	273,388	110,526
Purchase of loans	(270,959)	(1,167,417)	(397,888)
Proceeds from bank-owned life insurance	—	—	529
Net proceeds from (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	12,846	5,471	16,233
Purchases of bank premises and equipment	(4,742)	(1,705)	(1,777)
Proceeds from sales of other real estate owned	97	735	2,213
Purchases of university relationship intangible asset	—	—	(1,502)
Purchases of leased assets under lessor operating leases	(24,124)	(48,552)	(37,207)
Net Cash Provided by (Used in) Investing Activities	(6,424,969)	(1,444,435)	(104,098)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,660,993	1,506,700	342,094
Net increase (decrease) in short-term borrowed funds from the FHLB	—	(748,070)	(363,790)
Net increase (decrease) in federal funds purchased	(288,000)	351,000	32,000
Net increase (decrease) in borrowed funds from PPP liquidity facility	4,415,016	—	—
Proceeds from long-term borrowed funds from the FHLB	—	350,000	—
Proceeds from issuance of subordinated long-term debt	—	72,030	—
Proceeds from issuance of other long-term borrowings	—	24,477	—
Repayments of other borrowings	—	(25,000)	(63,250)
Preferred stock dividends paid	(14,076)	(14,459)	(14,459)
Exercise of warrants	—	—	112
Purchase of treasury stock	—	(571)	(12,976)
Payments of employee taxes withheld from share-based awards	(2,063)	(1,732)	(880)
Proceeds from issuance of common stock	923	2,150	3,585
Net Cash Provided by (Used in) Financing Activities	6,772,793	1,516,525	(77,564)
Net Increase (Decrease) in Cash and Cash Equivalents	480,849	150,370	(84,188)
Cash and Cash Equivalents – Beginning Balance	212,505	62,135	146,323
Cash and Cash Equivalents – Ending Balance	$693,354	$212,505	$62,135
(continued)

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Supplementary Cash Flow Information:
Interest paid	$131,363	$182,596	$160,384
Income taxes paid	3,253	7,410	4,794
Noncash Operating and Investing Activities:
Transfer of loans to other real estate owned	$31	$291	$1,639
Transfer of loans held for investment to held for sale	74,050	499,774	—
Transfer of multi-family loans held for sale to held for investment	401,144	—	129,691
Unsettled purchases of investment securities	2,244	—	—
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	—	17,157	—
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	—	1,325	—
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; and nationally for certain loan and deposit products.  The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan, New York; Philadelphia, Pennsylvania; and Chicago, Illinois. The Bank also provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies.
Through BankMobile, a division of Customers Bank, Customers offered state of the art high tech digital banking services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. The Customers Bancorp's consolidated financial statements as of and for the three years ended December 31, 2020 included the assets and liabilities and financial results of BankMobile. On January 4, 2021, Customers completed the divestiture of BankMobile Technologies, Inc. ("BMT"), a wholly owned subsidiary of Customers Bank and a component of the BankMobile business segment through a merger with Megalith Financial Acquisition Corp. ("MFAC"). In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc." ("BM Technologies"). Following the completion of the divestiture, BankMobile's installment loans receivable and deposits, and related net interest income are presented in Customers Bancorp's consolidated financial statements in a single reportable segment. Beginning in first quarter 2021, BMT's historical financial results for periods prior to the divestiture will be reflected in Customers Bancorp’s consolidated financial statements as discontinued operations. See NOTE 26 – SUBSEQUENT EVENTS for additional information.
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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. The accounting and reporting policies of Customers Bancorp and subsidiaries are in conformity with U.S. GAAP and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses ("ACL") is a material estimate that is particularly susceptible to significant change in the near-term.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Customers Bancorp and its wholly owned subsidiaries, including Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., as well as Customers Bank's wholly owned subsidiaries, BankMobile Technologies, Inc., Customers Commercial Finance, LLC ("CCF") and Devon Service PA LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
Restrictions on Cash and Amounts due from Banks
The Bank is usually required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank. Because of the COVID-19 pandemic, the Federal Reserve temporarily waived this requirement beginning in 2020. Customers Bank generally maintains balances in excess of the required levels at the Federal Reserve Bank. At December 31, 2020 and 2019, these required reserve balances were zero and $69.1 million, respectively.
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
Investment Securities
Customers purchases securities, largely agency-guaranteed mortgage-backed securities and collateralized mortgage obligations, corporate notes and asset-backed securities, to effectively utilize cash and capital, maintain liquidity and to generate earnings. Security transactions are recorded as of the trade date. Debt securities are classified at the time of acquisition as available-for-sale ("AFS"), held-to-maturity ("HTM") or trading, and their classification determines the accounting as follows:
Available for sale: Investment securities classified as AFS are those debt securities that Customers intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income ("AOCI"), net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded on the trade date.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
For AFS debt securities in an unrealized loss position, Customers first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, Customers evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL on AFS securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL on AFS securities is recognized in other comprehensive income.
Changes in the ACL on AFS securities are recorded as provision, or reversal of provision for credit losses on AFS securities in other non-interest income within the consolidated income statement. Losses are charged against the ACL on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities totaled $4.2 million at December 31, 2020 and is excluded from the estimate of credit losses.
Interest-only GNMA securities: On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction, as further described in NOTE 5 – INVESTMENT SECURITIES. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities, with changes in fair value reported as unrealized gain (loss) on investment securities within non-interest income. The fair value of these securities at December 31, 2019 was $16.3 million. These securities were sold for $15.4 million with a realized gain of $1.0 million during the year ended December 31, 2020.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions.  These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. ACL on HTM securities is a contra-asset valuation account, calculated in accordance with the Accounting Standards Codification ("ASC") 326, Financial Instruments - Credit Losses ("ASC 326"), that is deducted from the amortized cost basis of HTM securities to present management's best estimate of the net amount expected to be collected. HTM securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the ACL will be reported in the income statement as a component of provision, or reversal of provision for credit losses on HTM securities in other non-interest income within the consolidated income statement. The expected credit losses on HTM securities are determined on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. There were no securities classified as HTM as of December 31, 2020 and 2019.
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
•Purchased credit-deteriorated loans.
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
As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value. When the amortized cost of the loan exceeds its fair value at the date of transfer to the held-for-sale portfolio, the excess will be recognized as a charge against the ACL to the extent the loan's reduction in fair value has already been provided for in the ACL. Any subsequent lower of cost or fair value adjustments are recognized as a valuation allowance with charges recognized in non-interest income. If it is determined that a loan should be transferred from held for sale to held for investment, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to interest income over the life of the loan using the effective interest method.
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
An ACL is not maintained on loans designated as held for sale or reported at fair value.
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
An ACL is not maintained on loans reported at fair value.
Loans Receivable, PPP
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy. The CARES Act includes the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks. Customers is a participant in the PPP. For additional information about the accounting for PPP loans refer to "Accounting and Reporting Considerations related to COVID-19, Accounting for PPP Loans" section below.
Loans and Leases Receivable
Loans and leases receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of an ACL and any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan and lease origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans and leases using the level-yield method without anticipating prepayments. Customers is amortizing these amounts over the contractual life of the loans and leases.
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
Purchased Credit-Deteriorated Loans and Leases
Purchased credit-deteriorated ("PCD") assets are acquired individual loans and leases (or acquired groups of loans and leases with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. PCD loans and leases are recorded at their purchase price plus the ACL expected at the time of acquisition, or “gross up” of the amortized cost basis. The January 1, 2020 transition adjustment related to the adoption of ASC 326, discussed below, was established for these loans and leases without affecting the income statement or retained earnings. Changes in the current estimate of the ACL after acquisition from the estimated allowance previously recorded are reported in the income statement as provision for credit losses or reversal of provision for credit losses in subsequent periods as they arise. Purchased loans or leases that do not qualify as PCD assets are accounted for similar to originated assets, whereby an ACL is recognized with a corresponding increase to the income statement provision for credit losses. Evidence that purchased loans and leases, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include loans and leases that are past-due, in non-accrual status, poor borrower credit score, recent loan-to-value percentages and other standard indicators (i.e., troubled debt restructurings, charge-offs, bankruptcy).
Allowance for Credit Losses
The ACL is a valuation account that is deducted from the loan or lease’s amortized cost basis to present the net amount expected to be collected on the loans and leases. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and subsequent recoveries, if any, are credited to the ACL on loans and leases. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Changes to the ACL on loans and leases are recorded through the provision for credit losses on loans and leases. The ACL on loans and leases is maintained at a level considered appropriate to absorb expected credit losses over the expected life of the portfolio as of the reporting date.
The ACL on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Customers' loan portfolio segments include commercial and consumer. Each of these two loan portfolio segments is comprised of multiple loan classes. Loan classes are characterized by similarities in loan type, collateral type, risk attributes and the manner in which credit risk is assessed and monitored. The commercial segment is composed of multi-family, commercial and industrial, commercial real estate owner occupied, commercial real estate non-owner occupied and construction loan classes. The consumer segment is composed of residential real estate, manufactured housing and installment loan classes. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.
The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. For certain loan portfolios with limited historical loss experience, Customers calibrates the modelled lifetime loss rates to peer or industry information. The lifetime loss rate models also incorporate prepayment assumptions into estimated lifetime loss rates. Customers runs the current expected credit losses ("CECL") impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:
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
•Other external factors, such as changes in the legal, regulatory or competitive environment; and
•Model and data limitations.
Customers also qualitatively adjusts the model results for any uncertainty related to the economic forecasts used in the modeled credit loss estimates using multiple alternative scenarios to arrive at a composite scenario supporting the period-end ACL balance. This approach utilizes weighting of the differences between the forecasted baseline and upside and downside scenarios. Customers has elected to not estimate an ACL on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, in a timely manner. Accrued interest receivable is presented as a separate financial statement line item in the consolidated balance sheet.
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
Installment loans consist primarily of unsecured loans to individuals which are originated through Customers' retail network or acquired through purchases from third parties, primarily market place lenders. None of the loans are sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Installment loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any.  The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.
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
Customers records charge-offs for residential real estate, installment and manufactured housing loans after 120 days of delinquency or sooner when cash flows are determined to be insufficient for repayment. Customers may also charge-off these loans below the net appraised valuation if Customers holds a junior-mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior-mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately sell the property and the volatile market conditions. In such cases, Customers may abandon its junior mortgage and charge-off the loan balance in full.
Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate and construction loans and leases are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing loans, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality risk ratings refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES.

Allowance for Credit Losses on Lending-Related Commitments
Customers estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by Customers. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Customers estimates the expected credit losses for undrawn commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Please refer to Note 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK for additional information regarding Customers' ACL on lending related commitments.
Individually Assessed Loans and Leases
ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Customers, loans and leases which are identified to be individually assessed under CECL typically would have been evaluated individually as impaired loans using accounting guidance in effect in periods prior to the adoption of CECL and include troubled debt restructurings and collateral dependent loans. Factors considered by management in its assessment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For commercial and construction loans, the ACL is generally determined using the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to liquidate the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of Customers' collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, third-party licensed appraiser using comparable market data. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant, using comparable market data. Similarly, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
Troubled Debt Restructurings
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a troubled debt restructuring ("TDR"). The ACL on a TDR is measured using the same method as all other loans held for investment, except in cases when the value of a concession cannot be measured using a method other than the discounted cash flow ("DCF") method. When the value of a concession is measured using the DCF method, the ACL is determined by discounting the expected future cash flows at the original effective interest rate of the loan.
The CARES Act, as amended, and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications.
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
As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance, indicative deal values and other trends specific to the banking and financial technology industries. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2020 and 2019, goodwill and other intangible assets totaled $14.3 million and $15.2 million, respectively.
FHLB, Federal Reserve Bank and other restricted stock
FHLB, Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the FHLB, the Federal Reserve Bank and Atlantic Community Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2020 and 2019, was $71.4 million and $84.2 million, respectively, which included $46.1 million and $60.8 million, respectively, of FHLB stock.
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
Bank-Owned Life Insurance
Bank-owned life insurance ("BOLI") policies insure the lives of officers of Customers and name Customers as beneficiary. Non-interest income is generated tax free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. Cash proceeds received from the settlement of the BOLI policies are tax-free and can be used to partially offset costs associated with employee compensation and benefit programs.
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

Lessee Operating Leases

A right-of-use ("ROU") asset and corresponding lease liability is recognized at the lease commencement date when Customers is a lessee. ROU lease assets are included in other assets on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or Customers’ incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy expense within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. See NOTE 8 – LEASES for additional information.
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
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. See NOTE 15 – INCOME TAXES for additional information.
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
In 2014, the shareholders of Customers Bancorp approved an Employee Stock Purchase Plan ("ESPP"). Because the purchase price under the plan is 85% (a 15% discount to the market price) of the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. See NOTE 14 – SHARE-BASED COMPENSATION for additional information.

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
Segment Information
Customers' chief operating decision makers allocate resources and assess performance for two distinct business segments, "Customers Bank Business Banking" and "BankMobile." The Customers Bank Business Banking segment is delivered predominately to commercial customers in Southeastern Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington, D.C., and Illinois through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies. The BankMobile segment provides state-of-the-art high-tech digital banking and disbursement services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with existing and potential white label partners. BankMobile, as a division of Customers Bank, is a full service bank that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Additional information regarding reportable segments can be found in NOTE 24 – BUSINESS SEGMENTS.
Derivative Instruments and Hedging
ASC 815, Derivatives and Hedging ("ASC 815") provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and the related hedged items and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, Customers records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest-rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. In addition, to qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. Customers may enter into derivative contracts that are intended to economically hedge certain of its risks; even though hedge accounting does not apply, or Customers elects not to apply hedge accounting.
Customers entered into pay-fixed interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. Customers documented and designated these interest-rate swaps as cash flow hedges. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is also recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. As of December 31, 2020, Customers had five financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $1.1 billion. As of December 31, 2019, Customers had four financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $725.0 million.
In November 2020, Customers entered into 24 pay-fixed, receive variable interest rate derivatives with notional amounts totaling $272.3 million designated as fair value hedges of certain available for sale debt securities. The Company is exposed to changes in the fair value of certain of its available-for-sale debt securities due to changes in the benchmark interest rate. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Federal Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings. At December 31, 2020 and 2019, Customers had an outstanding notional balance of credit derivatives of $177.2 million and $167.1 million, respectively.
In accordance with the Financial Accounting Standards Board's ("FASB") fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See NOTE 20 - DERIVATIVE INSTRUMENTS for additional information.
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
For the years ended December 31, 2020, 2019 and 2018, net amounts recognized for payments due to or due from collaborative partners for net interest income and non-interest income were not considered material. For the years ended December 31, 2020, 2019 and 2018, Customers recognized $12.6 million, $7.7 million and $8.4 million, respectively, in non-interest expense reimbursements from collaborative arrangements.

Accounting and Reporting Considerations related to COVID-19
On March 27, 2020, the CARES Act was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy. The CARES Act includes the SBA'a PPP designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks. Customers is a participant in the PPP. Section 4013 of the CARES act also gives entities temporary relief from the accounting and disclosure requirements for TDRs under ASC 310-40 in certain situations. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law, which extended and expanded various relief provisions of the CARES Act.
Accounting for PPP Loans
In April 2020, Customers began to originate loans to qualified small businesses under the PPP administered by the SBA. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. Customers classified the PPP loans as held for investment and these loans are carried at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. As PPP is newly created, Customers does not have historical prepayment data to accurately estimate principal prepayments and therefore has elected to not estimate prepayments as a policy election. No ACL has been recognized for PPP loans as these loans are 100% guaranteed by the SBA. See NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.
Loan Modifications
As mentioned above, Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. To qualify for TDR accounting and disclosure relief under the CARES Act, as amended by the CAA, the applicable loan must not have been more than 30 days past due as of December 31, 2019 and the modification must be executed during the period beginning on March 1, 2020, and ending on the earlier of January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The CARES Act applies to modifications made as a result of COVID-19 including: forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest. The interagency statement does not require the modification to be completed within a certain time period if it is related to COVID-19 and can be provided to borrowers either individually or as part of a loan modification program. Moreover, the interagency statement applies to short-term modifications (e.g. not more than six months deferral) including payment deferrals, fee waivers, extensions of repayment terms, or other insignificant payment delays as a result of COVID-19.
Customers applied Section 4013 of the CARES Act, as amended, and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act, as amended, or the interagency statement, TDR accounting and reporting is suspended. These modifications generally involve principal and/or interest payment deferrals for a period of 90 days at a time and can be extended to six months or longer for modifications that qualified under the Section 4013 of the CARES Act, as amended, if requested by the borrower as long as the reason is still related to COVID-19. These modified loans would not also be reported as past due or nonaccrual during the deferral period. See NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.

Recently Issued Accounting Standards
Presented below are recently issued accounting standards that Customers has adopted.

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
Customers adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases, and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2019 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Customers recorded a net decrease to retained earnings of $61.5 million, net of deferred taxes of $21.5 million, as of January 1, 2020 for the cumulative effect of adopting ASC 326. Customers adopted ASC 326 using the prospective transition approach for PCD financial assets that were previously classified as purchased credit-impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the ACL on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020.
The following table illustrates the impact of adopting ASC 326:

(amounts in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets
Loans receivable, mortgage warehouse, at fair value	$2,245,758	$—	$2,245,758
Loans and leases receivable
Multi-family	1,907,331	7	1,907,338
Commercial and industrial	1,891,152	3	1,891,155
Commercial real estate owner occupied	551,948	100	552,048
Commercial real estate non-owner occupied	1,222,772	41	1,222,813
Construction	117,617	—	117,617
Total commercial loans and leases receivable	5,690,820	151	5,690,971
Residential real estate	382,634	32	382,666
Manufactured housing	71,359	37	71,396
Installment	1,174,175	12	1,174,187
Total consumer loans receivable	1,628,168	81	1,628,249
Loans and leases receivable	7,318,988	232	7,319,220
Allowance for credit losses on loans and leases	(56,379)	(79,829)	(136,208)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	(79,596)	9,428,771
Liabilities
Allowance for credit losses on lending-related commitments	49	3,388	3,437
Net deferred tax (asset) liability	11,740	(21,510)	(9,770)
Shareholders' equity
Retained earnings	$381,519	$(61,475)	$320,044

Other Accounting Standards Adopted in 2020
During 2020, Customers adopted the following FASB Accounting Standards Updates ("ASUs"), none of which had a material impact to Customers’ consolidated financial statements:

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

ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020
• Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, the amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
• Effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022.

• Customers adopted this guidance during adoption period for certain optional expedients.
• The adoption of this guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

ASU 2021-01, Scope Issued January 2021
• Clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition, including derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.
• Effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022.

• Customers adopted this guidance during adoption period for certain optional expedients
• The adoption of this guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2020	2019	2018

Net income available to common shareholders	$118,537	$64,868	$57,236

Weighted-average number of common shares outstanding – basic	31,506,699	31,183,841	31,570,118
Share-based compensation plans	221,085	462,375	658,739
Warrants	—	—	4,241
Weighted-average number of common shares – diluted	31,727,784	31,646,216	32,233,098

Basic earnings per common share	$3.76	$2.08	$1.81
Diluted earnings per common share	$3.74	$2.05	$1.78
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2020	2019	2018
Anti-dilutive securities:
Share-based compensation awards	828,835	2,172,157	1,138,251

NOTE 4 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020 and 2019. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss).

(amounts in thousands)	Unrealized Gains (Losses) on AFS Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance, December 31, 2018	$(21,741)	$(922)	$(22,663)
Current period:
Unrealized gains (losses) arising during period, before tax	49,688	(21,157)	28,531
Income tax effect	(12,919)	5,501	(7,418)
Other comprehensive income (loss) before reclassifications	36,769	(15,656)	21,113
Reclassification adjustments for losses (gains) included in net income, before tax	(1,001)	1,407	406
Income tax effect	260	(366)	(106)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(741)	1,041	300
Net current-period other comprehensive income (loss)	36,028	(14,615)	21,413
Balance, December 31, 2019	14,287	(15,537)	(1,250)
Current period:
Unrealized gains (losses) arising during period, before tax	32,273	(31,772)	501
Income tax effect	(8,390)	8,545	155
Other comprehensive income (loss) before reclassifications	23,883	(23,227)	656
Reclassification adjustments for losses (gains) included in net income, before tax	(20,078)	13,092	(6,986)
Income, tax effect	5,220	(3,404)	1,816
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(14,858)	9,688	(5,170)
Net current-period other comprehensive income (loss)	9,025	(13,539)	(4,514)
Balance, December 31, 2020	$23,312	$(29,076)	$(5,764)
(1)Reclassification amounts for AFS debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items on the consolidated statements of income or other non-interest income on the consolidated statements of income for gains recognized from the discontinuance of cash flow hedge accounting for certain interest rate swaps. No cash flow hedges were discontinued during the years ended December 31, 2020 and 2019.

NOTE 5 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$372,640	$4,515	$(10)	$377,145
U.S. government agency securities	20,000	34	$—	20,034
Agency-guaranteed mortgage-backed securities	61,178	1,913	$—	63,091
Agency-guaranteed collateralized mortgage obligations	160,950	916	(99)	161,767
Collateralized loan obligations	32,367	—	—	32,367
Corporate notes (1)	372,764	24,144	(164)	396,744
Private label collateralized mortgage obligations	136,943	423	(374)	136,992
State and political subdivision debt securities	17,346	945	—	18,291
Available for sale debt securities	$1,174,188	$32,890	$(647)	1,206,431
Equity securities (3)				3,854
Total investment securities, at fair value				$1,210,285

	December 31, 2019
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Agency-guaranteed residential mortgage-backed securities	$273,252	$5,069	$—	$278,321
Corporate notes (1)	284,639	14,238	—	298,877
Available for sale debt securities	$557,891	$19,307	$—	577,198
Interest-only GNMA securities (2)				16,272
Equity securities (3)				2,406
Total investment securities, at fair value				$595,876
(1)At December 31, 2020 and 2019, includes corporate securities issued by domestic bank holding companies.
(2)Reported at fair value with fair value changes recorded in non-interest income based on fair value option election.
(3)Includes equity securities issued by a foreign entity.

On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. In connection with the acquisition of the interest-only GNMA securities, Customers recognized a pre-tax loss of $7.5 million for the year ended December 31, 2019 for the shortfall in the fair value of the interest-only GNMA securities compared to its credit exposure to this commercial mortgage warehouse customer. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities. The fair value of these securities at December 31, 2019 was $16.3 million. These securities were sold for $15.4 million with a realized gain of $1.0 million during the year ended December 31, 2020.

During the year ended December 31, 2020, Customers recognized unrealized gains of $1.4 million on its equity securities. During the year ended December 31, 2019, Customers recognized unrealized gains of $1.3 million on its interest-only GNMA securities and equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.

Proceeds from the sale of AFS debt securities were $387.8 million, $97.6 million and $476.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Realized gains from the sale of AFS debt securities were $20.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. Realized losses from the sale of AFS debt securities were $18.7 million for the year ended December 31, 2018. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.

The following table presents debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2020
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	93,111	94,169
Due after five years through ten years	295,653	318,588
Due after ten years	21,346	22,312
Asset-backed securities	372,640	377,145
Collateralized loan obligations	32,367	32,367
Agency-guaranteed mortgage-backed securities	61,178	63,091
Private label collateralized mortgage obligations	136,943	136,992
Agency-guaranteed collateralized mortgage obligations	160,950	161,767
Total debt securities	$1,174,188	$1,206,431
Gross unrealized losses and fair value of Customers' AFS debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 were as follows:

	December 31, 2020
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed Securities	$42,588	$(10)	$—	$—	$42,588	$(10)
Agency-guaranteed collateralized mortgage obligations	29,822	(99)	—	—	29,822	(99)
Corporate notes	50,620	(164)	—	—	50,620	(164)
Private label collateralized mortgage obligations	12,549	(374)	—	—	12,549	(374)
Total	$135,579	$(647)	$—	$—	$135,579	$(647)
At December 31, 2020, there were 16 AFS debt securities with unrealized losses in the less-than-twelve-month category and no AFS debt securities with unrealized losses in the twelve-months-or-more category. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value. All amounts related to these securities are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 16 securities, and it is not more likely than not that Customers will be required to sell any of the 16 securities before recovery of the amortized cost basis. At December 31, 2019, there were no AFS debt securities in an unrealized loss position.
At December 31, 2020 and 2019, Customers Bank had pledged investment securities aggregating $18.8 million and $20.4 million in fair value, primarily as collateral against an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At December 31, 2020 and 2019, no securities holdings of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2020 and 2019 was as follows:

	December 31,
(amounts in thousands)	2020	2019
Commercial loans:
Multi-family loans, at lower of cost or fair value	$—	$482,873
Commercial and industrial loans, at lower of cost or fair value	55,683	$—
Commercial real estate non-owner occupied loans, at lower of cost or fair value	17,251	$—
Total commercial loans held for sale	72,934	482,873
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	643	1,325
Residential mortgage loans, at fair value	5,509	2,130
Total consumer loans held for sale	6,152	3,455
Loans held for sale	$79,086	$486,328
On September 30, 2020, Customers Bank transferred $401.1 million of multi-family loans from loans held for sale to loans and leases receivable (held for investment) at their carrying value, which approximated their fair value at the time of transfer, because it no longer had the intent to sell these loans. Customers Bank had previously transferred $499.8 million of multi-family loans from loans and leases receivable (held for investment) to loans held for sale on September 30, 2019. Customers Bank transferred these loans at their carrying value, which was lower than the estimated fair value at the time of transfer. At December 31, 2019, the carrying value of these loans approximates their fair value. Total loans held for sale as of December 31, 2020 and 2019 included non-performing loans ("NPLs") of $18.5 million and $1.3 million, respectively.
NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
The following table presents loans and leases receivable as of December 31, 2020 and 2019:

	December 31,
(amounts in thousands)	2020	2019
Loans receivable, mortgage warehouse, at fair value	$3,616,432	$2,245,758
Loans receivable, PPP	4,561,365	—
Loans receivable:
Commercial:
Multi-family	1,761,301	1,907,331
Commercial and industrial (1)	2,289,441	1,891,152
Commercial real estate owner occupied	572,338	551,948
Commercial real estate non-owner occupied	1,196,564	1,222,772
Construction	140,905	117,617
Total commercial loans and leases receivable	5,960,549	5,690,820
Consumer:
Residential real estate	317,170	382,634
Manufactured housing	62,243	71,359
Installment	1,235,406	1,174,175
Total consumer loans receivable	1,614,819	1,628,168
Loans and leases receivable (2)	7,575,368	7,318,988
Allowance for credit losses on loans and leases	(144,176)	(56,379)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$15,608,989	$9,508,367
(1)Includes direct finance equipment leases of $108.0 million and $89.2 million at December 31, 2020 and 2019, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(54.6) million and $2.1 million at December 31, 2020 and 2019, respectively.

Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $76.6 million and $34.8 million at December 31, 2020 and 2019, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At December 31, 2020, there were $59.5 million of individually evaluated loans that were collateral-dependent. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
On January 13, 2021, Customers sold a commercial real estate loan collateralized by a hotel property in Massachusetts. At December 31, 2020, this collateral dependent loan has been charged down to its estimated fair value, net of costs to sell, of $17.3 million.
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
At December 31, 2020 and 2019, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP:
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $4.6 billion of PPP loans outstanding as of December 31, 2020, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $65.5 million for the year ended December 31, 2020.
PPP loans include an embedded credit enhancement guarantee from the SBA, which guarantees 100% of the principal and interest owed by the borrower. As a result, the PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2020 and 2019:

	December 31, 2020
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$4,193	$5,224	$14,907	$24,324	$1,736,977	$1,761,301
Commercial and industrial	2,257	1,274	3,079	6,610	2,282,831	2,289,441
Commercial real estate owner occupied	864	1,324	2,370	4,558	567,780	572,338
Commercial real estate non-owner occupied	—	60	2,356	2,416	1,194,148	1,196,564
Construction	—	—	—	—	140,905	140,905
Residential real estate	6,640	1,827	1,856	10,323	306,847	317,170
Manufactured housing	1,518	673	1,951	4,142	58,101	62,243
Installment	6,161	3,430	81	9,672	1,225,734	1,235,406
Total	$21,633	$13,812	$26,600	$62,045	$7,513,323	$7,575,368

	December 31, 2019
(amounts in thousands)	30-89 Days past due (1)	90 Days past due (1)	Total past due (1)	Non- accrual	Current (2)	Purchased-credit-impaired loans (4)	Total loans and leases (5)
Multi-family	$2,133	$—	$2,133	$4,117	$1,901,336	$1,688	$1,909,274
Commercial and industrial	2,395	—	2,395	4,531	1,882,700	354	1,889,980
Commercial real estate owner occupied	5,388	—	5,388	1,963	537,992	6,664	552,007
Commercial real estate non-owner occupied	8,034	—	8,034	76	1,211,892	3,527	1,223,529
Construction	—	—	—	—	118,418	—	118,418
Residential real estate	5,924	—	5,924	6,128	359,491	3,471	375,014
Manufactured housing	3,699	1,794	5,493	1,655	61,649	1,601	70,398
Installment	5,756	—	5,756	1,551	1,170,793	183	1,178,283
Total	$33,329	$1,794	$35,123	$20,021	$7,244,271	$17,488	$7,316,903
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The December 31, 2020 table excludes PPP loans of $4.6 billion which are all current as of December 31, 2020.
(3)Includes PCD loans of $13.4 million at December 31, 2020.
(4)PCI loans aggregated into a pool are accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, and the past due status of the pools, or that of the individual loans within the pools, is not meaningful. Due to the credit impaired nature of the loans, the loans are recorded at a discount reflecting estimated future cash flows and the Bank recognizes interest income on each pool of loans reflecting the estimated yield and passage of time. Such loans are considered to be performing. PCI loans that are not in pools accrete interest when the timing and amount of their expected cash flows are reasonably estimable, and are reported as performing loans.
(5)Amounts exclude deferred costs and fees and unamortized premiums and discounts.
As of December 31, 2020 and 2019, the Bank had $0.1 million and $0.2 million respectively, of residential real estate held in other real estate owned ("OREO"). As of December 31, 2020 and 2019, the Bank had initiated foreclosure proceedings on $0.8 million and $0.9 million, respectively, in loans secured by residential real estate.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	December 31, 2020 (1)			December 31, 2019 (2)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$18,800	$2,928	$21,728	$4,117	$—	$4,117
Commercial and industrial	6,384	2,069	8,453	3,083	1,448	4,531
Commercial real estate owner occupied	3,411	—	3,411	1,109	854	1,963
Commercial real estate non-owner occupied	2,356	—	2,356	76	—	76
Residential real estate	9,911	—	9,911	4,559	1,569	6,128
Manufactured housing	—	2,969	2,969	—	1,655	1,655
Installment	—	3,211	3,211	140	1,411	1,551
Total	$40,862	$11,177	$52,039	$13,084	$6,937	$20,021
(1) Presented at amortized cost basis.
(2) Amounts exclude deferred costs and fees and unamortized premiums and discounts.
Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2020. Accrued interest of $1.3 million was reversed when the loans went to nonaccrual status during the year ended December 31, 2020.
Allowance for credit losses on loans and leases:
The changes in the ACL for the years ended December 31, 2020 and 2019, and the loans and leases and ACL by loan and lease type are presented in the tables below. ACL as of December 31, 2020 is calculated in accordance with the CECL methodology as described in Note 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION while ACL as of December 31, 2019 was calculated in accordance with the prior incurred loss methodology described in our 2019 Form 10-K.

Twelve months ended December 31, 2020	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(3,158)	(78)	(25,779)	—	(60)	—	(32,661)	(61,736)
Recoveries	—	3,019	28	1,293	128	86	—	2,376	6,930
Provision for credit losses on loans and leases	4,292	(3,937)	1,554	29,777	4,579	(785)	328	26,966	62,774
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176

Twelve months ended December 31, 2019	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs	(541)	(532)	(119)	—	—	(297)	—	(8,101)	(9,590)
Recoveries	7	1,050	236	—	136	27	—	314	1,770
Provision for credit losses on loans and leases	(4,771)	2,893	(1,202)	150	502	(166)	915	25,906	24,227
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379

At December 31, 2020, the ACL was $144.2 million, an increase of $8.0 million from the January 1, 2020 balance of $136.2 million. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic including the change in macroeconomic forecasts and portfolio growth mainly in the installment portfolio, partially offset by an increase in net charge-offs, mostly attributed to the commercial real estate non-owner occupied and installment loan portfolios. Commercial real estate non-owner occupied charge-offs are attributable to two collateral dependent loans, which have subsequently been sold. Installment charge-offs are attributable to delinquencies and defaults of originated and purchased unsecured consumer installment loans through arrangements with fintech companies and other market place lenders.
Troubled Debt Restructurings
At December 31, 2020, 2019 and 2018, there were $16.1 million, $13.3 million and $19.2 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of December 31, 2020 and 2019, respectively.
The CARES Act, as amended by the CAA, and certain regulatory agencies issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively.
The following table presents loans modified in a TDR by type of concession for the years ended December 31, 2020, 2019 and 2018. There were no modifications that involved forgiveness of debt for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,
	2020		2019		2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	6	$385	2	$514	2	$60
Interest-rate reductions	35	1,479	26	923	39	1,615
Other (1)	80	$1,813	—	$—	—	$—
Total	121	$3,677	28	$1,437	41	$1,675
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of December 31, 2020 and 2019, there were no commitments to lend additional funds to borrowers whose loans have been modified in TDRs. As of December 31, 2018, except for one commercial and industrial loan with an outstanding commitment of $1.5 million, there were no other commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Installment	15	$226	—	$—	—	$—
Residential real estate	3	152	1	81	—	—
Manufactured housing	6	236	3	73	4	92
Total loans	24	$614	4	$154	4	$92
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.

Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the allowance for credit losses on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020. As of December 31, 2020, the amortized cost basis of PCD assets amounted to $13.4 million.
Credit Quality Indicators
The ACL represents management's estimate of probable losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans fully guaranteed by the SBA. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.  While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases.
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
PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA. Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of December 31, 2020 and 2019.

	Term Loans Amortized Cost Basis by Origination Year
(amounts in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$150,835	$23,716	$299,319	$535,510	$227,296	$420,809	$—	$—	$1,657,485
Special mention	—	—	—	20,901	10,394	26,708	—	—	58,003
Substandard	—	—	—	34,197	8,256	3,360	—	—	45,813
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$150,835	$23,716	$299,319	$590,608	$245,946	$450,877	$—	$—	$1,761,301
Commercial and industrial loans and leases:
Pass	$729,270	$373,050	$141,943	$116,793	$45,367	$71,502	$717,007	$—	$2,194,932
Special mention	13,200	1,117	436	113	516	21	17,524	—	32,927
Substandard	9,968	6,890	19,065	5,901	8,318	2,722	8,718	—	61,582
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$752,438	$381,057	$161,444	$122,807	$54,201	$74,245	$743,249	$—	$2,289,441
Commercial real estate owner occupied loans:
Pass	$82,343	$168,977	$72,615	$70,642	$46,510	$91,798	$741	$—	$533,626
Special mention	—	4,464	—	9,056	—	555	—	—	14,075
Substandard	—	2,848	9,499	342	2,231	9,717	—	—	24,637
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$82,343	$176,289	$82,114	$80,040	$48,741	$102,070	$741	$—	$572,338
Commercial real estate non-owner occupied:
Pass	$143,231	$105,430	$97,882	$157,835	$155,168	$313,559	$—	$—	$973,105
Special mention	39,994	—	—	66,745	24,218	14,613	—	—	145,570
Substandard	—	—	17,741	20,611	366	39,171	—	—	77,889
Doubtful	—	—		—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$183,225	$105,430	$115,623	$245,191	$179,752	$367,343	$—	$—	$1,196,564
Construction:
Pass	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Total commercial loans and leases receivable	$1,188,773	$791,958	$663,454	$1,038,646	$538,340	$994,535	$744,843	$—	$5,960,549
Residential real estate loans:
Performing	$6,708	$13,617	$6,810	$10,850	$38,143	$69,496	$161,576	$—	$307,200
Non-performing	—	—	160	785	1,350	4,395	3,280	—	9,970
Total residential real estate loans	$6,708	$13,617	$6,970	$11,635	$39,493	$73,891	$164,856	$—	$317,170
Manufactured housing loans:
Performing	$—	$295	$609	$76	$41	$56,837	$—	$—	$57,858
Non-performing	—	—	—	—	—	4,385	—	—	4,385
Total manufactured housing loans	$—	$295	$609	$76	$41	$61,222	$—	$—	$62,243
Installment loans:
Performing	$319,453	$791,235	$114,988	$4,736	$514	$1,204	$—	$—	$1,232,130
Non-performing	305	2,326	485	41	2	117	—	—	3,276
Total installment loans	$319,758	$793,561	$115,473	$4,777	$516	$1,321	$—	$—	$1,235,406
Total consumer loans	$326,466	$807,473	$123,052	$16,488	$40,050	$136,434	$164,856	$—	$1,614,819
Loans and leases receivable	$1,515,239	$1,599,431	$786,506	$1,055,134	$578,390	$1,130,969	$909,699	$—	$7,575,368

	December 31, 2019
(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total (3)
Pass/Satisfactory	$1,816,200	$1,841,074	$536,777	$1,129,838	$118,418	$—	$—	$—	$5,442,307
Special Mention	69,637	26,285	8,286	6,949	—	—	—	—	111,157
Substandard	23,437	22,621	6,944	86,742	—	—	—	—	139,744
Performing (1)	—	—	—	—	—	362,962	63,250	1,170,976	1,597,188
Non-performing (2)	—	—	—	—	—	12,052	7,148	7,307	26,507
Total	$1,909,274	$1,889,980	$552,007	$1,223,529	$118,418	$375,014	$70,398	$1,178,283	$7,316,903
(1)Includes residential real estate, manufactured housing, and installment loans not assigned internal ratings.
(2)Includes residential real estate, manufactured housing, and installment loans that are past due and still accruing interest or on nonaccrual status.
(3)Excludes commercial mortgage warehouse loans reported at fair value.
Loan Purchases and Sales
Purchases and sales of loans were as follows for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Purchases (1)
Residential real estate	$495	$105,858	$368,402
Installment (2)	269,684	1,058,261	30,066
Total	$270,179	$1,164,119	$398,468
Sales (3)
Multi-family	$—	$—	$54,638
Commercial and industrial (4)	6,940	22,267	32,263
Commercial real estate owner occupied (4)	—	16,320	20,218
Commercial real estate non-owner occupied	17,600	—	—
Residential real estate	—	230,285	—
Installment	1,822	—	—
Total	$26,362	$268,872	$107,119
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.3%, 100.3% and 99.9% of loans outstanding for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Installment loan purchases for the year ended December 31, 2020, 2019 and 2018 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. For the years ended December 31, 2020, 2019 and 2018, loan sales resulted in net gains of $2.0 million, $2.8 million and $3.3 million, respectively.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $8.5 billion and $4.6 billion at December 31, 2020 and 2019, respectively. The increase in loans pledged as collateral relates to $4.6 billion of PPP loans that were pledged to the Federal Reserve Bank of Philadelphia ("FRB") in accordance with borrowing from the PPP Liquidity Facility ("PPPLF").
NOTE 8 – LEASES
Lessee
Customers has operating leases for its branches, certain limited purpose offices ("LPOs"), and administrative offices, with remaining lease terms ranging between 1 month and 7 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligations for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842, Leases ("ASC 842") or the commencement date of the lease, whichever was later, when determining the present value of lease payments. Customers does not present ROU assets and corresponding liabilities for operating leases for fiscal years prior to the adoption of this standard.
A ROU asset of $23.8 million, net of $1.1 million in accrued rent, and lease liabilities of $24.9 million were recognized with the adoption of ASC 842 on January 1, 2019.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2020	December 31, 2019
ASSETS
Operating lease ROU assets	Other assets	$17,696	$20,232
LIABILITIES
Operating lease liabilities	Other liabilities	$19,133	$21,358
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		For the Years Ended December 31,
(amounts in thousands)	Classification	July 12, 1905	July 11, 1905
Operating lease cost (1)	Occupancy expenses	$6,184	$5,823
(1) There were no variable lease costs for the years ended December 31, 2020 and 2019, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2020:

(amounts in thousands)	December 31, 2020
2021	$5,142
2022	4,688
2023	3,829
2024	2,800
2025	1,740
Thereafter	1,446
Total minimum payments	19,645
Less: interest	512
Present value of lease liabilities	$19,133
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to operating lease liabilities was $5.7 million for the year ended December 31, 2020, and is reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at December 31, 2020 and 2019:

(amounts in thousands)	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.5 years	5.0 years

Weighted average discount rate
Operating leases	2.81%	2.90%

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
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. For the direct finance leases, only Customers' Split-TRAC leases have residual risk and the unguaranteed portions are typically nominal. Expected credit losses on direct financing leases and the related estimated residual values are included in the ACL on loans and leases.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2020 and 2019:

(amounts in thousands)	Classification	December 31, 2020	December 31, 2019
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$104,982	$91,762
Guaranteed residual assets	Loans and leases receivable	12,988	7,435
Unguaranteed residual assets	Loans and leases receivable	1,229	1,260
Deferred initial direct costs	Loans and leases receivable	560	721
Unearned income	Loans and leases receivable	(11,175)	(11,300)
Net investment in direct financing leases		$108,584	$89,878

Operating leases
Investment in operating leases	Other assets	$131,791	$107,850
Accumulated depreciation	Other assets	(28,919)	(14,251)
Deferred initial direct costs	Other assets	996	1,052
Net investment in operating leases		103,868	94,651
Total lease assets		$212,452	$184,529
COVID-19 Impact on Leases
Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At December 31, 2020, the book value of finance and operating leases with payment deferments were $30.4 million and $15.2 million, respectively. The concessions did not have a material impact in interest income from leases for the year ended December 31, 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 9 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2020 and 2019 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2020	2019

Leasehold improvements	3 to 25 years	$17,344	$14,218
Furniture, fixtures and equipment	5 to 10 years	7,071	6,333
IT equipment	3 to 5 years	9,827	10,016
Automobiles	3 to 5 years	750	492
		34,992	31,059
Accumulated depreciation and amortization		(23,366)	(21,670)
Total		$11,626	$9,389
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $2.5 million, $3.4 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 10 – DEPOSITS
The components of deposits at December 31, 2020 and 2019 were as follows:

	December 31,
(amounts in thousands)	2020	2019

Demand, non-interest bearing	$2,356,998	$1,343,391
Demand, interest bearing	2,384,691	1,235,292
Savings, including money market deposit accounts	5,916,309	4,401,719
Time, $100,000 and over	470,923	402,161
Time, other	181,008	1,266,373
Total deposits	$11,309,929	$8,648,936
The scheduled maturities for time deposits at December 31, 2020 were as follows:

(amounts in thousands)	December 31, 2020

2021	$519,437
2022	118,412
2023	8,241
2024	4,035
2025	1,802
Thereafter	4
Total time deposits	$651,931
Time deposits greater than $250,000 totaled $0.3 billion and $0.2 billion at December 31, 2020 and 2019, respectively.
Included in the demand, interest bearing balances above were $605.6 million and $82.1 million of brokered demand deposits at December 31, 2020 and 2019, respectively. Included in the savings and money market deposit account ("MMDA") balances above were $1.1 billion and $0.3 billion of brokered money market deposits at December 31, 2020 and 2019, respectively. Also included in time, other balances above were $47.0 million and $1.1 billion of brokered time deposits, respectively, at December 31, 2020 and 2019.
Demand deposit overdrafts reclassified as loans were $6.7 million and $2.1 million at December 31, 2020 and 2019, respectively.

NOTE 11 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2020 and 2019 was as follows:

	December 31,
	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$850,000	1.19%	$500,000	2.15%
Federal funds purchased	250,000	0.09%	538,000	1.60%
Total short-term debt	$1,100,000		$1,038,000

The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
(dollars in thousands)	2020	2019	2018

FHLB advances
Maximum outstanding at any month end	$910,000	$1,190,150	$2,622,165
Average balance during the year	809,788	793,304	1,526,180
Weighted-average interest rate during the year	2.31%	2.66%	2.05%
Federal funds purchased
Maximum outstanding at any month end	842,000	600,000	195,000
Average balance during the year	239,481	271,400	156,652
Weighted-average interest rate during the year	0.19%	2.28%	1.92%
At December 31, 2020 and 2019, Customers Bank had aggregate availability under federal funds lines totaling $924.0 million and $551.0 million, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2020 and 2019 were as follows:

	December 31,
	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$—	—%	$350,000	2.36%
FRB PPP Liquidity Facility advances	4,415,016	0.35%	—	—%
Total long-term FHLB and FRB advances	$4,415,016		$350,000
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA pursuant to the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. There were no advances outstanding with the FRB at December 31, 2019.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2020 and 2019, was as follows:

	December 31,
(amounts in thousands)	2020	2019
Total maximum borrowing capacity with the FHLB	$2,729,516	$3,445,416
Total maximum borrowing capacity with the FRB (1)	223,299	136,842
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,363,364	4,496,983

(1)Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF, with a borrowing capacity of up to $4.7 billion, which is the remaining unpaid principal balance of the qualifying PPP loans.

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at December 31, 2020 and 2019 were as follows:

		December 31,
(dollars in thousands)		2020	2019
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,552	$24,432	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,485	99,198	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		124,037	123,630

Customers Bancorp	Subordinated (1)(2)	72,222	72,040	5.375%	74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,172	109,075	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,394	$181,115
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
NOTE 12 – SHAREHOLDERS’ EQUITY
Common Stock
During 2020, 2019 and 2018, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
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
Preferred Stock
Customers Bancorp currently has four series of preferred stock outstanding. During 2020, 2019 and 2018, Customers Bancorp did not issue any preferred stock.
The table below summarizes Customers' issuances of preferred stock and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2020
Fixed-to-floating rate:	Issue Date	2020	2019	2020	2019
Series C	May 18, 2015	2,300,000	2,300,000	$55,569	$55,569	7.00%	June 15, 2020	5.300%	$1.58
Series D	January 29, 2016	1,000,000	1,000,000	24,108	24,108	6.50%	March 15, 2021	5.090%	$1.63
Series E	April 28, 2016	2,300,000	2,300,000	55,593	55,593	6.45%	June 15, 2021	5.140%	$1.61
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.50
Totals		9,000,000	9,000,000	$217,471	$217,471
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
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Employer contributions for the years ended December 31, 2020, 2019 and 2018 were $2.7 million, $2.2 million, and $2.1 million, respectively.
Supplemental Executive Retirement Plan
Customers entered into a supplemental executive retirement plan ("SERP") with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of him reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns. The present value of the amount owed as of December 31, 2020 and 2019 was $6.4 million and $5.5 million, respectively, and was included in other liabilities.
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
On January 1, 2011, Customers initiated a bonus recognition and retention program ("BRRP"). This was a restricted stock unit plan. Team members eligible to participate in the BRRP included the CEO and other senior management and highly compensated team members as determined by the Compensation Committee at its sole discretion. Under the BRRP, a participant elected to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of common stock having a value equal to the portion of the bonus deferred by a participant were allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock was also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date. Customers discontinued the BRRP in 2019, upon receipt of shareholder approval of the 2019 Plan.
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP did not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2020, non-vested restricted stock units outstanding under this plan totaled 110,571.
At December 31, 2020, the aggregate number of shares of common stock available for grant under all share-based compensation plans was 1,719,901 shares.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2020, 2019 and 2018 was $12.0 million, $8.9 million and $8.6 million, respectively. At December 31, 2020, there was $20.4 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through December 2024.
In 2014, the shareholders of Customers Bancorp approved an ESPP. The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of the Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2020, 2019 and 2018 was $140 thousand, $170 thousand, and $141 thousand, respectively.
Stock Options
Customers estimated the fair value of each option on the date of grant generally using the Black-Scholes option pricing model. The risk-free interest rate was based upon the zero-coupon Treasury rates in effect on the grant date of the options based on the expected life of the option. Expected volatility was based on historical information. Expected life was management’s estimate which took into consideration the vesting requirement, generally three or five years.
The exercise price for the options granted was equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options issued are subject to a three-year waterfall vesting and expire after ten years. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock in 2020.

The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the years ended December 31, 2019 and 2018.

	2019	2018
Weighted-average risk-free interest rate	1.69%	2.87%
Expected dividend yield	—%	—%
Weighted-average expected volatility	29.92%	25.47%
Weighted-average expected life (in years)	7.00	7.00
Weighted-average fair value of each option granted	$5.56	$10.05
The following table summarizes stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(dollars in thousands, except weighted-average exercise price)
Outstanding, December 31, 2019	2,830,248	$21.59		$9
Granted	—	—		—
Exercised	(12,834)	10.32		74
Expired	(1,834)	9.54		4
Forfeited	(509,241)	23.16		—
Outstanding, December 31, 2020	2,306,339	$21.32	4.86	$2,059
Exercisable at December 31, 2020	907,045	$16.35	2.97	$2,059
Cash received from the exercise of the stock options during the year ended December 31, 2020 was $0.1 million. The tax liability resulting from option exercises was $14 thousand in 2020.
A summary of the status of Customers' non-vested options at December 31, 2020, and changes during the year ended December 31, 2020 was as follows:

	Options	Weighted- Average exercise price
Non-vested at December 31, 2019	2,063,509	$23.85
Granted	—	—
Vested	(405,751)	21.93
Forfeited	(258,464)	23.12
Non-vested at December 31, 2020	1,399,294	24.55
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 and 2004 Plans is generally determined based on the closing market price of Customers' common stock on the date of grant. The fair value of restricted stock units granted under the BRRP was measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
Beginning in 2018, the Compensation Committee recommended and the Board of Directors approved a new long-term incentive compensation plan which incorporates performance metrics into the restricted stock awards for certain of Customers' key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The remaining 60% will vest upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average non-performing assets ("NPAs") to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
There were 903,581 restricted stock units granted during the year ended December 31, 2020. The 903,581 units were granted under either the 2004 Plan or the 2019 Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 440,446 of those units also subject to the performance metrics described above.

The table below presents the status of the restricted stock units at December 31, 2020, and changes during the year ended December 31, 2020:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2019	717,681	$23.43
Granted	903,581	18.99
Vested	(363,647)	22.99
Forfeited	(23,702)	21.87
Outstanding and unvested at December 31, 2020	1,233,913	20.35
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2020, Customers issued 41,136 shares of common stock with a fair value of $0.5 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 15 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Current
Federal	$29,478	$2,973	$4,509
State	10,220	5,304	5,547
Total current expense	39,698	8,277	10,056

Deferred
Federal	2,880	13,175	9,702
State	802	1,341	(399)
Total deferred expense	3,682	14,516	9,303
Income tax expense	$43,380	$22,793	$19,359
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2020, December 31, 2019, and 2018, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2020		2019		2018
(amounts in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$36,951	21.00%	$21,445	21.00%	$19,121	21.00%
State income tax, net of federal benefit	8,564	4.87	5,249	5.14	4,067	4.47
Tax-exempt interest, net of disallowance	(492)	(0.28)	(385)	(0.38)	(360)	(0.40)
Bank-owned life insurance	(1,579)	(0.90)	(1,677)	(1.64)	(1,547)	(1.70)
Tax credits	(2,034)	(1.16)	(1,266)	(1.24)	(444)	(0.49)
Equity-based compensation	185	0.11	132	0.13	(547)	(0.60)
Non-deductible executive compensation	751	0.43	440	0.43	230	0.25
Unrecorded basis difference in foreign subsidiaries	(304)	(0.17)	(144)	(0.14)	343	0.38
Enactment of federal tax reform	—	—	—	—	(21)	(0.02)
Other	1,338	0.75	(1,001)	(0.98)	(1,483)	(1.63)
Effective income tax rate	$43,380	24.65%	$22,793	22.32%	$19,359	21.26%
At December 31, 2020 and 2019, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2020 and 2019:

	December 31,
(amounts in thousands)	2020	2019
Deferred tax assets
Allowance for credit losses on loans and leases	$37,503	$14,616
Net operating losses	1,910	1,494
Compensation and benefits	8,654	5,839
Cash flow hedge	10,703	5,557
Section 197 intangibles	1,373	1,196
Deferred income	1,419	1,182
Lease liability	4,972	5,523
Other	2,631	1,307
Total gross deferred tax assets	69,165	36,714
Less: valuation allowance	(994)	(486)
Net deferred tax assets	68,171	36,228
Deferred tax liabilities
Fair value adjustments on acquisitions	(570)	(506)
Bank premises and equipment	(5,546)	(6,074)
Tax qualified lease adjustments	(38,527)	(30,496)
Right of use asset	(4,598)	(5,232)
Net unrealized gains on securities	(8,194)	(5,020)
Other	(2,600)	(640)
Total deferred tax liabilities	(60,035)	(47,968)
Net deferred tax asset/(liability)	$8,136	$(11,740)
The net deferred tax asset at December 31, 2020 is recorded in other assets and the net deferred tax liability at December 31, 2019 is recorded in other liabilities.
Customers had approximately $4.4 million of federal and state net operating loss carryovers subject to the annual limitation under Internal Revenue code Section 382 at December 31, 2020, that begin to expire in 2027. Customers also has state net operating loss carryovers for some states that begin to expire in 2037. Customers believes it is more likely than not the benefit of these state net operating loss carryovers generated by BankMobile Technologies, Inc. will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which the net operating losses relate.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2017. Customers is currently under audit by New York for the 2015-2017 tax years and by New York City for the 2016-2017 tax years. Customers believes that the resolution of these examinations will not have a material effect on the consolidated financial statements.
NOTE 16 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). The activity relating to loans to such persons was as follows:

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018

Balance as of December 31,	$—	$5	$0
Additions	2	47	27
Repayments	(2)	(52)	(22)
Balance as of December 31,	$—	$—	$5

As of December 31, 2020, Customers Bank had an outstanding commitment to a related party to provide a letter of credit in the amount of $25 thousand. As of December 31, 2019 and 2018, Customers Bank had an outstanding commitment to a related party to provide a letter of credit in the amount of $0.5 million.
Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the fiscal year ended December 31, 2020. None of these transactions involved amounts in excess of 5% of Customers' gross revenues during 2020, nor was Customers indebted to any of the foregoing persons or entities in an aggregate amount in excess of 5% of Customers' total assets at December 31, 2020. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.
At December 31, 2020 and 2019, Customers had approximately $8.0 million and $9.8 million, respectively, in deposits from related parties, including directors and certain executive officers.
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
As of December 31, 2020 and 2019, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2020	2019

Commitments to fund loans and leases	$262,153	$261,902
Unfunded commitments to fund mortgage warehouse loans	1,933,067	1,378,364
Unfunded commitments under lines of credit and credit cards	1,009,031	1,065,474
Letters of credit	27,166	48,856
Other unused commitments	1,842	2,736
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
Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. The current amount of liabilities as of December 31, 2020 and 2019 for guarantees under standby letters of credit issued was not material.

Allowance For Credit Losses on Lending- Related Commitments
As described in Note 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recorded $3.4 million of ACL for lending related commitments upon its adoption of ASC 326 and recognized a benefit of $1.1 million during 2020 resulting in an ACL of $2.3 million as of December 31, 2020. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement.
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
In first quarter 2020, U.S. federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2020 and 2019, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
December 31, 2019
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$821,810	7.984%	$463,211	4.500%	N/A	N/A	$720,551	7.000%
Customers Bank	$1,164,652	11.323%	$462,842	4.500%	$668,549	6.500%	$719,976	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,039,281	10.096%	$617,615	6.000%	N/A	N/A	$874,955	8.500%
Customers Bank	$1,164,652	11.323%	$617,122	6.000%	$822,829	8.000%	$874,256	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,256,309	12.205%	$823,487	8.000%	N/A	N/A	$1,080,827	10.500%
Customers Bank	$1,330,155	12.933%	$822,829	8.000%	$1,028,537	10.000%	$1,079,964	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,039,281	9.258%	$449,026	4.000%	N/A	N/A	$449,026	4.000%
Customers Bank	$1,164,652	10.379%	$448,851	4.000%	$561,064	5.000%	$448,851	4.000%
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
NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments.  ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under ASC 820, Fair Value Measurements and Disclosures ("ASC 820") as explained below.
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2020 and 2019:
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
Collateral-dependent loans are those loans that are accounted for under ASC 326, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, discounted cash flows based upon the expected proceeds, sales agreements or letters of intent with third parties. These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at December 31, 2020 and 2019 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2020
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$693,354	$693,354	$693,354	$—	$—
Debt securities, available for sale	1,206,431	1,206,431	—	1,206,431	—
Equity securities	3,854	3,854	3,854	—	—
Loans held for sale	79,086	79,086	—	78,443	643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,608,989	16,222,202	—	3,616,432	12,605,770
FHLB, Federal Reserve Bank and other restricted stock	71,368	71,368	—	71,368	—
Derivatives	54,223	54,223	—	54,023	200
Liabilities:
Deposits	$11,309,929	$11,312,494	$10,657,998	$654,496	$—
FRB PPP Liquidity Facility	4,415,016	4,415,016	—	4,415,016	—
Federal funds purchased	250,000	250,000	250,000	—	—
FHLB advances	850,000	852,442	—	852,442	—
Other borrowings	124,037	129,120	—	129,120	—
Subordinated debt	181,394	193,119	—	193,119	—
Derivatives	98,164	98,164	—	98,164	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2019
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$212,505	$212,505	$212,505	$—	$—
Debt securities, available for sale	577,198	577,198	—	577,198	—
Interest-only GNMA securities	16,272	16,272	—	—	16,272
Equity securities	2,406	2,406	2,406	—	—
Loans held for sale	486,328	486,328	—	2,130	484,198
Total loans and leases receivable, net of allowance for credit losses on loans and leases	9,508,367	9,853,037	—	2,245,758	7,607,279
FHLB, Federal Reserve Bank, and other restricted stock	84,214	84,214	—	84,214	—
Derivatives	23,608	23,608	—	23,529	79
Liabilities:
Deposits	$8,648,936	$8,652,340	$6,980,402	$1,671,938	$—
Federal funds purchased	538,000	538,000	538,000	—	—
FHLB advances	850,000	852,162	—	852,162	—
Other borrowings	123,630	127,603	—	127,603	—
Subordinated debt	181,115	192,217	—	192,217	—
Derivatives	45,939	45,939	—	45,939	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$377,145	$—	$377,145
US Government agency securities	—	20,034	—	20,034
Agency-guaranteed mortgage-backed securities	—	63,091	—	63,091
Agency-guaranteed collateralized mortgage obligations	—	161,767	—	161,767
Collateralized loan obligations	—	32,367	—	32,367
Corporate notes	—	396,744	—	396,744
Private label collateralized mortgage obligations	—	136,992	—	136,992
State and political subdivision debt securities	—	18,291	—	18,291
Equity securities	3,854	—	—	3,854
Derivatives	—	54,023	200	54,223
Loans held for sale – fair value option	—	5,509	—	5,509
Loans receivable, mortgage warehouse – fair value option	—	3,616,432	—	3,616,432
Total assets – recurring fair value measurements	$3,854	$4,882,395	$200	$4,886,449
Liabilities
Derivatives	$—	$98,164	$—	$98,164
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$55,683	$—	$55,683
Collateral-dependent loans	—	17,251	3,867	21,118
Other real estate owned	—	—	35	35
Total assets – nonrecurring fair value measurements	$—	$72,934	$3,902	$76,836

	December 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Agency-guaranteed residential mortgage-backed securities	$—	$278,321	$—	$278,321
Corporate notes	—	298,877	—	298,877
Interest-only GNMA securities	—	—	16,272	16,272
Equity securities	2,406	—	—	2,406
Derivatives	—	23,529	79	23,608
Loans held for sale – fair value option	—	2,130	—	2,130
Loans receivable, mortgage warehouse – fair value option	—	2,245,758	—	2,245,758
Total assets - recurring fair value measurements	$2,406	$2,848,615	$16,351	$2,867,372
Liabilities
Derivatives	$—	$45,939	$—	$45,939
Measured at Fair Value on a Nonrecurring Basis:
Assets
Impaired loans, net of specific reserves of $852	$—	$—	$14,272	$14,272
Other real estate owned	—	—	78	78
Total assets – nonrecurring fair value measurements	$—	$—	$14,350	$14,350

The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019 are summarized as follows in the table below. Additional information about residential mortgage loan commitments can be found in NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	For the Years Ended December 31,
(amounts in thousands)	2020	2019

Balance at December 31,	$79	$69
Issuances	922	451
Settlements	(801)	(441)
Balance at December 31,	$200	$79
There were no transfers between levels during the years ended December 31, 2020 and 2019.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2020 and 2019 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets. The interest-only GNMA securities were Level 3 assets measured at fair value on a recurring basis under a fair value option election.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2020
Collateral dependent loans – real estate	$2,928	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral dependent loans – commercial & industrial	939	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	7% - 8% (8%) 60% - 60% (60%)
Other real estate owned	35	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	200	Adjusted market bid	Pull-through rate	78% - 78% (78%)
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

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2019
Impaired loans – real estate	$12,767	Collateral appraisal (1) Business asset valuation(3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 34% - 45% (37%)
Impaired loans – commercial & industrial	1,505	Collateral appraisal (1) Business asset valuation(3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 8% - 50% (22%)
Interest-only GNMA securities	16,272	Discounted cash flow	Constant prepayment rate	9% - 14% (12%)
Other real estate owned	78	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	79	Adjusted market bid	Pull-through rate	85% - 85% (85%)
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on Customers’ variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $14.8 million of losses from accumulated other comprehensive income (loss) to interest expense during the next 12 months.
Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (3-month FHLB advances) and a variable rate deposit relationship over a maximum period of 59 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
At December 31, 2020, Customers had five outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest-rate risk. At December 31, 2019, Customers had four outstanding interest rate derivatives with notional amounts totaling $725.0 million that were designated as cash flow hedges of interest-rate risk. The outstanding cash flow hedges expire between June 2021 and May 2026.
Fair Value Hedges of Benchmark Interest-Rate Risk
Customers is exposed to changes in the fair value of certain of its fixed rate AFS debt securities due to changes in the benchmark interest rate. Customers uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate such as the Fed Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for Customers receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
At December 31, 2020, Customers had 24 outstanding interest rate derivatives with notional amounts totaling $272.3 million that were designated as fair value hedges of certain available for sale debt securities. At December 31, 2019, Customers had no outstanding interest rate derivatives designated as fair value hedges.

As of December 31, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	At December 31,		At December 31,
	2020	2019	2020	2019
AFS debt securities	$272,159	$—	$741	$—
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At December 31, 2020, Customers had 155 interest rate swaps with an aggregate notional amount of $1.4 billion and twelve interest rate caps with an aggregate notional amount of $204.9 million related to this program. At December 31, 2019, Customers had 140 interest rate swaps with an aggregate notional amount of $1.4 billion and four interest rate caps with an aggregate notional amount of $78.6 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2020 and 2019, Customers had an outstanding notional balance of residential mortgage loan commitments of $11.9 million and $4.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2020 and 2019, Customers had outstanding notional balances of credit derivatives of $177.2 million and $167.1 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2020 and 2019.

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$196	Other liabilities	$40,765
Total		$196		$40,765
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$741
Total		$—		$741
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$53,455	Other liabilities	$56,209
Interest rate caps	Other assets	46	Other liabilities	46
Credit contracts	Other assets	326	Other liabilities	403
Residential mortgage loan commitments	Other assets	200	Other liabilities	—
Total		$54,027		$56,658

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$21,374
Total		$—		$21,374
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,301	Other liabilities	$24,797
Interest rate caps	Other assets	9	Other liabilities	9
Credit contracts	Other assets	219	Other liabilities	(241)
Residential mortgage loan commitments	Other assets	79	Other liabilities	—
Total		$23,608		$24,565
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the years ended December 31, 2020, 2019 and 2018.

		Amount of Income Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2020	2019	2018
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$741	$—	$—
Recognized on hedged AFS debt securities	Net interest income	(741)	—	—
Total		$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps (1)	Other non-interest income	$(5,482)	$2,549	$3,409
Interest rate caps	Other non-interest income	—	24	—
Credit contracts	Other non-interest income	1,531	589	127
Residential mortgage loan commitments	Mortgage banking income	121	10	9
Total		$(3,830)	$3,172	$3,545
(1)Includes income recognized from discontinued cash flow hedges for the year ended December 31, 2018.

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)	2020	2019	2018		2020	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(23,227)	$(15,656)	$1,477	Interest expense	$(13,092)	$(1,407)	$95
				Other non-interest income (2)	—	—	2,822
					$(13,092)	$(1,407)	$2,917
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2020, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $102.1 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties and at December 31, 2020 had posted $97.6 million of cash as collateral. Customers records cash posted as collateral as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

		Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)	Gross Amounts Recognized on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2020
Interest rate derivative assets with institutional counterparties	$199	$—	$—	$199

Interest rate derivative liabilities with institutional counterparties	$97,641	$—	$(97,641)	$—

		Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)	Gross Amounts Recognized on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2019
Interest rate derivative assets with institutional counterparties	$432	$—	$—	$432

Interest rate derivative liabilities with institutional counterparties	$45,727	$—	$(45,727)	$—

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
Lifestyle Healthcare Group, Inc. Matter
On January 9, 2017, Lifestyle Healthcare Group, Inc., et al (“Plaintiffs”) filed a Complaint captioned Lifestyle Healthcare Group, Inc.; Fred Rappaport; Victoria Rappaport; Lifestyle Management Group, LLC Trading as Lifestyle Real Estate I, LP; Lifestyle Real Estate I GP, LLC; Daniel Muck; Lifestyle Management Group, LLC; Lifestyle Management Group, LLC Trading as Lifestyle I, LP D/B/A Lifestyle Medspa, Plaintiffs ("Lifestyle Parties") v. Customers Bank, Robert White; Saldutti Law, LLC a/k/a Saldutti Law Group; Robert L. Saldutti, Esquire; and Michael Fuoco, Civil Action No. 01206, in the First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia. In this Complaint, the Plaintiffs generally allege wrongful use of civil proceedings and abuse of process in connection with a case filed and later dismissed in federal court, titled, Customers Bank v. Fred Rappaport, et al., U.S.D.C.E.D. Pa., No. 15-6145. On January 30, 2017, Customers Bank filed Preliminary Objections to the Complaint seeking dismissal of Plaintiff's claims against Customers Bank and Robert White, named as co-defendants. In response to the Preliminary Objections, Lifestyle filed an Amended Complaint against Customers Bank and Robert White. Customers Bank filed Preliminary Objections to the Second Amended Complaint seeking dismissal of Plaintiff's claim against Customers Bank and Robert White, named as co-defendants. The Court dismissed certain counts and determined to allow certain other counts to proceed. On September 17, 2020, a Stipulation of Dismissal with Prejudice was filed with the Court as a result of the voluntary resolution of the matter by and between Plaintiffs and defendants, Customers Bank, Robert White and Michael Fuoco only.
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
Specialty’s Café Bakery, Inc. Matter
On May 27, 2020, the appointed Chapter 7 Trustee for Specialty’s Café Bakery, Inc. (“Debtor”) filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Central District of California. On October 28, 2020, the Trustee, as plaintiff, filed her amended adversary complaint (“Adversary Complaint”) against Customers Bank (“Bank”) and the SBA seeking to avoid and recover for the benefit of the Debtor’s estate and its creditors the payment made by the Debtor to Customers Bank in the amount of $8.1 million in satisfaction of a Payroll Protection Program loan made by Customers Bank to the Debtor (the “PPP Loan”). The Trustee seeks to avoid and recover the entire PPP Loan Payment from the Bank under the authority provided in 11 U.S.C. §547 and §550, which together permit a trustee of a bankruptcy debtor to avoid and recover, for a more equitable distribution among all creditors, certain transfers made within ninety (90) days before the filing of the bankruptcy petition. The Bank intends to vigorously defend itself against the Trustee’s Adversary Complaint and is currently unable to reasonably determine the likelihood of loss nor estimate a possible range of loss.

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018.
Balance Sheets

	December 31,
(amounts in thousands)	2020	2019
Assets
Cash in bank subsidiary	$110,626	$62,643
Investments in and receivables due from bank subsidiary	1,198,857	1,178,166
Investments in and receivables due from non-bank subsidiaries	3,853	2,406
Other assets	970	6,583
Total assets	$1,314,306	$1,249,798
Liabilities and Shareholders' equity
Borrowings	$196,259	$195,670
Other liabilities	961	1,333
Total liabilities	197,220	197,003
Shareholders' equity	1,117,086	1,052,795
Total Liabilities and Shareholders' Equity	$1,314,306	$1,249,798
Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Operating income:
Other, including dividends from bank subsidiary	$65,000	$70,000	$45,422
Total operating income	65,000	70,000	45,422
Operating expense:
Interest	9,681	5,425	8,178
Other	1,498	744	1,722
Total operating expense	11,179	6,169	9,900
Income before taxes and undistributed income of subsidiaries	53,821	63,831	35,522
Income tax benefit	2,703	1,391	2,335
Income before undistributed income of subsidiaries	56,524	65,222	37,857
Equity in undistributed income of subsidiaries	76,054	14,105	33,838
Net income	132,578	79,327	71,695
Preferred stock dividends	14,041	14,459	14,459
Net income available to common shareholders	118,537	64,868	57,236
Comprehensive income	$128,064	$100,740	$50,730
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

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$132,578	$79,327	$71,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(76,054)	(14,105)	(33,838)
(Increase) decrease in other assets	5,613	(3,166)	(256)
Increase (decrease) in other liabilities	1,088	1,775	(251)
Net Cash Provided By (Used in) Operating Activities	63,225	63,831	37,350
Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(26)	(74,767)	(29)
Net Cash Provided By (Used in) Investing Activities	(26)	(74,767)	(29)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	923	2,150	3,585
Proceeds from issuance of subordinated long-term debt	—	72,030	—
Proceed from issuance of other long-term borrowings	—	24,477	—
Repayments of other borrowings	—	(25,000)	(63,250)
Exercise and redemption of warrants	—	—	112
Purchase of treasury stock	—	(571)	(12,976)
Payments of employee taxes withheld from share-based awards	(2,063)	(1,732)	(880)
Preferred stock dividends paid	(14,076)	(14,459)	(14,459)
Net Cash Provided by (Used in) Financing Activities	(15,216)	56,895	(87,868)
Net Increase (Decrease) in Cash and Cash Equivalents	47,983	45,959	(50,547)
Cash and Cash Equivalents - Beginning Balance	62,643	16,684	67,231
Cash and Cash Equivalents - Ending Balance	$110,626	$62,643	$16,684
NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2020 and 2019.

	2020
(amounts in thousands, except per share data)	December 31	September 30	June 30	March 31
Quarter Ended
Interest income	$153,093	$139,650	$125,218	$125,343
Interest expense	30,147	32,211	33,236	44,022
Net interest income	122,946	107,439	91,982	81,321
Provision for credit losses on loans and leases	(2,913)	12,955	20,946	31,786
Non-interest income	23,775	33,793	22,236	21,930
Non-interest expenses	71,164	65,561	63,506	66,459
Income before income taxes	78,470	62,716	29,766	5,006
Provision for income taxes	22,225	12,201	7,048	1,906
Net income	56,245	50,515	22,718	3,100
Preferred stock dividends	3,414	3,430	3,581	3,615
Net income (loss) available (attributable) to common shareholders	$52,831	$47,085	$19,137	$(515)
Earnings per common share:
Basic earnings (loss) per common share	$1.67	$1.49	$0.61	$(0.02)
Diluted earnings (loss) per common share	$1.65	$1.48	$0.61	$(0.02)

	2019
(amounts in thousands, except per share data)	December 31	September 30	June 30	March 31
Quarter Ended
Interest income	$123,995	$126,718	$111,950	$101,075
Interest expense	46,402	50,983	47,271	41,771
Net interest income	77,593	75,735	64,679	59,304
Provision for credit losses on loans and leases	9,689	4,426	5,346	4,767
Non-interest income (1)	25,813	23,369	12,036	19,718
Non-interest expenses	58,740	59,592	59,582	53,984
Income before income taxes	34,977	35,086	11,787	20,271
Provision for income taxes	7,451	8,020	2,491	4,831
Net income	27,526	27,066	9,296	15,440
Preferred stock dividends	3,615	3,615	3,615	3,615
Net income available to common shareholders	$23,911	$23,451	$5,681	$11,825
Earnings per common share:
Basic earnings per common share	$0.76	$0.75	$0.18	$0.38
Diluted earnings per common share	$0.75	$0.74	$0.18	$0.38
(1) The quarter ended June 30, 2019 included a $7.5 million pre-tax loss due to a shortfall in the fair value of interest-only GNMA securities acquired from a commercial mortgage warehouse customer.

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
The BankMobile segment provided state-of-the-art high-tech digital banking and disbursement services to consumers, students, and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. BankMobile was a full-service fintech banking platform that is accessible to customers anywhere and anytime through the customer's smartphone or other web-enabled device. Revenues were generated primarily through interest income on consumer installment loans, interchange and card revenue, deposit and wire transfer fees and university fees. The majority of expenses for BankMobile were related to the segment's operation of the ongoing business acquired through the Disbursement business acquisition and costs associated with the development of white label products for its partners.

The following tables present the operating results for Customers' reportable business segments for the years ended December 31, 2020, 2019 and 2018. The segment financial results include directly attributable revenues and expenses. Consistent with the presentation of segment results to Customers' chief operating decision makers, overhead costs and preferred stock dividends are assigned to the Customers Bank Business Banking segment. The tax benefit assigned to BankMobile was based on an estimated effective tax rate of 24.18%, 22.55% and 24.56% for the years ended December 31, 2020, 2019 and 2018, respectively.

	For the Year Ended December 31, 2020
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$490,028	$53,276	$543,304
Interest expense	137,480	2,136	139,616
Net interest income	352,548	51,140	403,688
Provision for credit losses on loans and leases	51,708	11,066	62,774
Non-interest income	57,834	43,900	101,734
Non-interest expense	187,153	79,537	266,690
Income before income tax expense	171,521	4,437	175,958
Income tax expense	42,307	1,073	43,380
Net income	129,214	3,364	132,578
Preferred stock dividends	14,041	—	14,041
Net income available to common shareholders	$115,173	$3,364	$118,537
As of December 31, 2020
Goodwill and other intangibles	$3,629	$10,669	$14,298
Total assets (2)	$17,821,665	$617,583	$18,439,248
Total deposits	$10,350,028	$959,901	$11,309,929
Total non-deposit liabilities (2)	$5,982,010	$30,223	$6,012,233
(1)Amounts reported include funds transfer pricing of $9.3 million for the year ended December 31, 2020, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no-cost deposits.
(2)Amounts reported exclude inter-segment receivables/payables.

	For the Year Ended December 31, 2019
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$422,094	$41,645	$463,739
Interest expense	185,513	916	186,429
Net interest income	236,581	40,729	277,310
Provision for credit losses on loans and leases	10,091	14,136	24,227
Non-interest income	35,268	45,670	80,938
Non-interest expense	153,333	78,568	231,901
Income (loss) before income tax expense (benefit)	108,425	(6,305)	102,120
Income tax expense (benefit)	24,215	(1,422)	22,793
Net income (loss)	84,210	(4,883)	79,327
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$69,751	$(4,883)	$64,868
As of December 31, 2019
Goodwill and other intangibles	$3,629	$11,566	$15,195
Total assets (2)	$10,990,550	$530,167	$11,520,717
Total deposits	$8,247,836	$401,100	$8,648,936
Total non-deposit liabilities (2)	$1,789,329	$29,657	$1,818,986

(1)Amounts reported include funds transfer pricing of $8.8 million for the year ended December 31, 2019, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no-cost deposits.
(2)Amounts reported exclude inter-segment receivables/payables.

	For the Year Ended December 31, 2018
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Interest income (1)	$400,948	$17,003	$417,951
Interest expense	159,674	400	160,074
Net interest income	241,274	16,603	257,877
Provision for credit losses on loans and leases	2,928	2,714	5,642
Non-interest income	17,499	41,499	58,998
Non-interest expense	146,946	73,233	220,179
Income (loss) before income tax expense (benefit)	108,899	(17,845)	91,054
Income tax expense (benefit)	23,742	(4,383)	19,359
Net income (loss)	85,157	(13,462)	71,695
Preferred stock dividends	14,459	—	14,459
Net income (loss) available to common shareholders	$70,698	$(13,462)	$57,236
As of December 31, 2018
Goodwill and other intangibles	$3,629	$12,870	$16,499
Total assets (2)	$9,688,146	$145,279	$9,833,425
Total deposits	$6,766,378	$375,858	$7,142,236
Total non-deposit liabilities (2)	$1,719,225	$15,148	$1,734,373
(1)Amounts reported include funds transfer pricing of $15.7 million for the year ended December 31, 2018, credited to BankMobile for the value provided to the Customers Bank Business Banking segment for the use of excess low/no-cost deposits.
(2)Amounts reported exclude inter-segment receivables/payables.

NOTE 25 - NON-INTEREST REVENUES
Customers' revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606") is recognized within non-interest income.
The following tables present Customers' non-interest revenues affected by ASC 606 by business segment for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31, 2020
(amounts in thousands)	Customers Bank Business Banking	BankMobile	Consolidated
Revenue from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue (1)	$(5,245)	$26,284	$21,039
Deposit fees	2,527	11,308	13,835
University fees - card and disbursement fees	—	1,240	1,240
Total revenue recognized at point in time	(2,718)	38,832	36,114
Revenue recognized over time:
University fees - subscription revenue	—	4,080	4,080
Total revenue recognized over time	—	4,080	4,080
Total revenue from contracts with customers	$(2,718)	$42,912	$40,194
(1) Beginning on July 1, 2020, Customers Bank became subject to the Federal Reserve's regulation limits on interchange fees for banks over $10 billion in assets. Customers Bank Business Banking has agreed to pay BankMobile the difference between the regulated and unregulated interchange rates. For the year ended December 31, 2020, BankMobile received $5.9 million for the difference between the regulated and unregulated interchange rates.

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
The following is a discussion of revenues within the scope of ASC 606:
Card revenue
Card revenue primarily relates to debit card fees earned from interchange and ATM fees. Interchange fees are earned whenever Customers' issued debit and prepaid cards are processed through card payment networks. Interchange fees are recognized concurrent with the processing of the debit card transaction.
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
The revenues recognized at a point in time primarily consist of contracts with no specified terms, but which may be terminated at any time by the customer without penalty. Due to the transactional nature and indefinite term of these agreements, there were no related contract balances that were recorded for these revenue streams on Customers' consolidated balance sheets as of December 31, 2020 and 2019.
University fees
University fees represent revenues from higher education institutions and are generated from fees charged for the services provided. For higher education institution clients, Customers, through BankMobile, facilitated the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, higher education institution clients are charged an annual subscription fee and/or per-transaction fee (e.g., new card, card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed. BankMobile also entered into long-term (generally three or five-year initial term) contracts with higher education institutions to provide these refund management disbursement services. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. The deferred revenues are earned over the service period on a straight-line basis.

NOTE 26 - SUBSEQUENT EVENTS
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among Megalith, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income will be combined with Customers financial condition and the results of operations as a single reportable segment. Beginning in the first quarter of 2021, BMT's historical financial results for periods prior to the divestiture will be reflected in Customers Bancorp’s consolidated financial statements as discontinued operations.
The following pro forma balance sheet is based on information currently available, including certain assumptions and estimates. The pro forma balance sheet is intended for informational purposes only, and does not purport to represent what Customers' financial position would have been had the divestiture occurred on the date indicated, or to project Customers' financial position for any future date or period.
The pro forma condensed consolidated balance sheet as of December 31, 2020 is presented as if the divestiture had occurred as of December 31, 2020 and gives effect to the elimination of the historical BMT financial results, as well as other pro forma adjustments due to the divestiture.

Pro Forma Condensed Consolidated Balance Sheet
As of December 31, 2020
(amounts in thousands)	Pro Forma Customers Bancorp
Total assets	$18,424,389

Total liabilities	$17,329,059
Total shareholders’ equity	1,095,330
Total liabilities and shareholders’ equity	$18,424,389

Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Certain employees of BMT also received 1,348,748 shares of BM Technologies' common stock as severance. The total stock consideration from the divestiture that were distributed to holders of Customers common stock and certain BMT employees represented 52% of the outstanding common stock of BM Technologies at the closing date of the divestiture.

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
The Board of Directors of Customers Bancorp has an Audit Committee composed of four independent directors. The Audit Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, internal control, auditing, corporate governance and financial reporting matters. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2020. Based upon that evaluation, Customers Bancorp's management concluded that its disclosure controls and procedures are effective as of December 31, 2020.
Management's Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp's Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp's management concluded that its internal control over financial reporting was effective as of December 31, 2020.
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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2020, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp's internal control over financial reporting.
The emergence of the COVID-19 pandemic during first quarter 2020 necessitated the execution of several Customers Bancorp contingency plans. Beginning in March 2020 and continuing through this filing date, Customers Bancorp had a substantial number of its team members working remotely under such contingency plans. The execution of these contingency plans have not materially affected, or are reasonably likely to materially affect, Customers' internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

2.1
Asset Purchase Agreement dated as of December 15, 2015 by and among Customers Bancorp, Customers Bank, Higher One, Inc. and Higher One Holdings, Inc., incorporated by reference to Exhibit 2.3 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

2.2
Agreement and Plan of Merger by and between Megalith Financial Acquisition Corp., MFAC Merger Sub Inc., Customers Bank, and BankMobile Technologies, Inc., as the Company, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on August 6, 2020

2.3
First Amendment to Agreement and Plan Merger, dated November 2, 2020, by and among Megalith Financial Acquisition Corp., MFAC Merger Sub, Inc., Customers Bank, BankMobile Technologies, and Customers Bancorp, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on November 2, 2020

2.4
Second Amendment to Agreement and Plan of Merger, dated December 8, 2020, by and among Megalith Financial Acquisition Corp., MFAC Merger Sub, Inc., Customers Bank, and BankMobile Technologies, incorporated by reference to Exhibit 2.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

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

4.7
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.7 to the Customers Bancorp From 10-K filed with the SEC on March 2, 2020

4.8
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on June 26, 2014

4.9
Third Supplemental Indenture, dated as of September 25, 2019, by and between Customers Bancorp, Inc., as Issuer and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.10
Subordinated Indenture, dated as of December 9, 2019, between the Registrant and Wilmington Trust, National Association, as Trustee incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 9, 2019

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

10.10+
Form of Restricted Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 2, 2020

10.11+
Amended and Restated Employment Agreement, dated as of March 26, 2012, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form S-1 filed with the SEC on March 28, 2012

10.12+
Employment Agreement, dated as of March 1, 2014, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.16 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.13+
Amendment to Employment Agreement, dated as of February 26, 2016, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

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

10.39
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.40	Form of Lock-up Agreement, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.41	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.42	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.43
Transition Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.44
Software License Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.45
Deposit Processing Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.46
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.47
Loan Agreement, dated January 4, 2021, between Customers Bank, BM Technologies, Inc., and BMTX, Inc., incorporated by reference to Exhibit 10.5 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

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

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

March 1, 2021	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	March 1, 2021
Jay S. Sidhu

/s/ Carla A. Leibold	Executive Vice President - Chief Financial Officer (principal financial officer)	March 1, 2021
Carla A. Leibold

/s/ Jessie John D. Velasquez	Senior Vice President - Chief Accounting Officer (principal accounting officer)	March 1, 2021
Jessie John D. Velasquez

/s/ Andrea R. Allon	Director	March 1, 2021
Andrea R. Allon

/s/ Robert J. Buford	Director	March 1, 2021
Robert J. Buford

/s/ Rick B. Burkey	Director	March 1, 2021
Rick B. Burkey

/s/ Bhanu Choudhrie	Director	March 1, 2021
Bhanu Choudhrie

/s/ Daniel K. Rothermel	Director	March 1, 2021
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	March 1, 2021
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	March 1, 2021
Steven J. Zuckerman